Form 10-K
period 1993-12-31
MASCO CORP /DE/
filed 1994-03-25
CIK 62996

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-5794

                               MASCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                       38-1794485
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

    21001 VAN BORN ROAD, TAYLOR, MICHIGAN                           48180
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 313-274-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                         ON WHICH REGISTERED
 COMMON STOCK, $1.00 PAR VALUE               NEW YORK STOCK EXCHANGE, INC.

5 1/4% CONVERTIBLE SUBORDINATED
      DEBENTURES DUE 2012                    NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.   YES      No / /INDICATE BY CHECK MARK IF DISCLOSURE OF
DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 15, 1994 (BASED ON THE CLOSING SALE PRICE OF $34 1/2 OF THE REGISTRANT'S COMMON STOCK, AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $5,200,000,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 15, 1994:

         156,550,774 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1994 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF
THIS REPORT.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                     PAGE
- -----                                                                                    -----
                                    PART I
   1.  Business........................................................................      2
   2.  Properties......................................................................      7
   3.  Legal Proceedings...............................................................      9
   4.  Submission of Matters to a Vote of Security Holders.............................     10
       Supplementary Item. Executive Officers of Registrant............................     10
                                    PART II
   5.  Market for Registrant's Common Equity and Related Stockholder Matters...........     11
   6.  Selected Financial Data.........................................................     11
   7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations....................................................................     12
   8.  Financial Statements and Supplementary Data.....................................     16
   9.  Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure....................................................................     35
                                   PART III
  10.  Directors and Executive Officers of the Registrant..............................     35
  11.  Executive Compensation..........................................................     35
  12.  Security Ownership of Certain Beneficial Owners and Management..................     35
  13.  Certain Relationships and Related Transactions..................................     35
       PART IV
  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     36
       Signatures......................................................................     40
                          FINANCIAL STATEMENT SCHEDULES
       Masco Corporation Financial Statement Schedules.................................    F-1
       MascoTech, Inc. and Subsidiaries Consolidated Financial Statements and Financial
         Statement Schedules...........................................................    F-9

                                     PART I

ITEM 1. BUSINESS.

     Masco manufactures building, home improvement and home furnishings products for the home and family. Masco believes that it is the largest domestic manufacturer of faucets, plumbing supplies, kitchen and bath cabinets and furniture, and that it is a leading domestic producer of a number of other building, home improvement and home furnishings products. Masco was incorporated under the laws of Michigan in 1929 and in 1968 was reincorporated under the laws of Delaware.

     Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1993, the contribution of the Company's industry segments to net sales and operating profit:

                                                                      (IN THOUSANDS)
                                                                      NET SALES
                                                        --------------------------------------
                                                           1993          1992          1991
                                                        ----------    ----------    ----------
    Building and Home Improvement Products............  $2,188,000    $1,991,000    $1,711,000
    Home Furnishings Products.........................   1,698,000     1,534,000     1,430,000
                                                        ----------    ----------    ----------
                                                        $3,886,000    $3,525,000    $3,141,000
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

                                                                 OPERATING PROFIT(1)
                                                        --------------------------------------
                                                           1993          1992          1991
                                                        ----------    ----------    ----------
    Building and Home Improvement Products............  $  412,000    $  368,000    $  273,000
    Home Furnishings Products.........................      69,000        60,000        38,000
                                                        ----------    ----------    ----------
                                                        $  481,000    $  428,000    $  311,000
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

     (1) Amounts are before general corporate expense.

     Additional financial information concerning the Company's operations by industry segment as of and for each of the three years ended December 31, 1993, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

BUILDING AND HOME IMPROVEMENT PRODUCTS

     The Company is among the country's largest manufacturers of brand-name consumer products designed for the building and improvement of the home, including faucets, kitchen and bath cabinets, kitchen appliances, bath and shower enclosure units, spas, shower and plumbing specialties, door locks and other builders' hardware, air treatment products, venting and ventilating equipment and water pumps. These products are sold for the home improvement market to consumers who purchase materials for "do-it-yourself " installation or installation by contractors or professional tradespeople as well as for the new home construction market.

     The Company manufactures a variety of single and double handle faucets. DELTA(R) and PEERLESS(R) single and double handle faucets are used on kitchen, lavatory and other sinks and in bath and shower installations. DELTA faucets are sold through manufacturers' representatives to distributors who sell the faucets to plumbers, building contractors, remodelers, retailers and others. PEERLESS faucets are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label. The Company's EPIC(R), ARTISTIC BRASS(R) and SHERLE WAGNER(TM) faucets and accessories produced for the decorator markets and are sold through wholesalers, distributor showrooms and other outlets. In addition to its domestic manufacturing, the Company manufactures faucets in Denmark, Italy and Canada.

     Sales of faucets approximated $608 million in 1993, $528 million in 1992 and $457 million in 1991. The percentage of operating profit on faucets is somewhat higher than that on products within the Building and Home Improvement Products Segment as a whole. The Company believes that the simplicity, quality and reliability of its faucet mechanisms, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales.

     The Company manufactures stock, semi-custom and custom kitchen and bath cabinetry in a variety of styles and in various price ranges. The Company sells under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), STARMARK(R) and FIELDSTONE(R), with sales in both the home improvement and new home construction markets. Sales of kitchen and bath cabinets were approximately $570 million in 1993, $515 million in 1992 and $425 million in 1991.

     The Company's brass and copper plumbing system components and other plumbing specialties are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed for the wholesale trade under the BRASS-CRAFT(R) trademark and for the "do-it-yourself " market under the PLUMB SHOP(R) and HOME PLUMBER(R) trademarks and are also sold under private label.

     In February, 1994 the Company acquired two leading manufacturers of bath accessories and other products. Zenith Products Corporation manufactures bath medicine cabinets, shower curtain rods and rings and other bath storage products for the home. Zenith's medicine cabinets are sold primarily to "do-it-yourself " retailers, while its other products are marketed to discount retailers and other mass merchandise stores. Melard Manufacturing Corporation manufactures bath hardware, accessories, plumbing specialty products, and other products. Melard's products are primarily sold for the "do-it-yourself " and residential remodeling markets, through mass merchandise stores, hardware stores, home centers and other retail outlets.

     Other specialty kitchen and bath consumer products include THERMADOR(R) cooktops, ovens, ranges and related cooking equipment, which are marketed through appliance distributors and dealers. The Company's acrylic and gelcoat bath and shower units and whirlpools are sold under the AQUA GLASS(R) trademark primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Luxury bath and shower enclosures are manufactured and sold by the Company under the HUPPE(R) trademark. The Company's spas are sold under the HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers.

     Premium quality brass rim and mortise locks, knobs and trim and other builders' hardware are manufactured and sold under the BALDWIN(R) trademark for the home improvement and new home construction markets. WEISER(R) door locks and related hardware are sold through contractor supply outlets, hardware distributors and home center retailers. SAFLOK(TM) electronic locks and WINFIELD(TM) mechanical locks are sold primarily to the hospitality market.

HOME FURNISHINGS PRODUCTS

     The Company has become the leading domestic manufacturer of brand-name consumer products for the furnishing of the home, including furniture, upholstery and other fabrics, mirrors, lamps and other decorative accessories.

     The Company manufactures a broad array of home furnishings products and utilizes a variety of distribution channels to market its products. A complete line of traditional, transitional and contemporary wood and upholstered furniture is sold under the HENREDON(R) trademark through Henredon galleries located in furniture stores, designer showrooms, furniture outlets and department stores. DREXEL(R) and HERITAGE(R) wood and upholstered furniture and home furnishings accessories are marketed through Drexel Heritage galleries located in furniture stores, through showcase stores which primarily feature Drexel Heritage furniture and also through independent furniture outlets. The Lexington Furniture Industries group produces youth-correlated furniture, moderately-priced bedroom and dining room groups, occasional and upholstered furniture and woven wicker and rattan products, which are sold through national and regional chains and independent furniture dealers, department stores and interior designers. Universal Furniture Limited manufactures dining room, bedroom, occasional wood and upholstered furniture, which is sold primarily through furniture retailers and department stores under UNIVERSAL(R), BENCHCRAFT(R) and other trademarks. The Company believes that Universal is the largest supplier in the United States of wood dining room furniture, much of which is shipped in unassembled form from the Far East to assembly and distribution centers in the United States. The Company's LINEAGE(R) line of wood and upholstered furniture and home furnishings accessories are sold through exclusive Lineage Pavilions located in retail furniture stores which also feature furniture accessories manufactured by other Company operations. The Company also manufactures and sells designer upholstered products and upholstered furniture under private label to furniture stores and other retailers. In addition, certain of the Company's furniture is sold to contract accounts primarily for use in the hospitality market and in commercial and government buildings. Sales of the Company's furniture products approximated $1.34 billion in 1993, $1.19 billion in 1992 and $1.13 billion in 1991.

     The Company's textile group includes Robert Allen Fabrics, Inc., Ametex Fabrics, Inc., Sunbury Textile Mills, Inc. and Ramm, Son & Crocker Limited. Robert Allen markets fabrics, which are used primarily for residential furnishings, through independent sales representatives to designers and retailers. Company-operated and independent showrooms have also been established to sell fabrics and display and sell many of the Company's other home furnishings products. Ametex designs and converts moderately-priced fabrics for use in commercial and residential furnishings, which are sold through independent sales representatives to furniture and other furnishings manufacturers, fabric jobbers and the hospitality market. Sunbury manufactures high-quality Jacquard woven fabrics which are sold through sales representatives primarily to furniture manufacturers and decorative jobbers for furniture and other decorative applications. Ramm, Son & Crocker is a United Kingdom supplier of high-quality printed fabrics to the furniture and decorative fabric markets.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     No material portion of the Company's business is seasonal or has special working capital requirements although the Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Receivables and Inventories," included in Item 7 of this Report. The Company does not consider backlog orders to be a material factor in its industry segments, and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has manufacturing plants in Belgium, Canada, the People's Republic of China, Denmark, France, Germany, Hong Kong, Italy, Malaysia, Mexico, the Philippines, Singapore, Sweden, Taiwan and the United Kingdom. Products manufactured by the Company outside of the United States include faucets and accessory products, bath and shower enclosures, furniture, decorative accessories, door locks and related hardware, ventilating fans and equipment and submersible water pumps.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     Financial information concerning the Company's foreign and domestic operations, including the amounts of net sales, operating profit and assets employed which are attributable to the Company's operations in the United States and in foreign countries, as of and for the three years ended December 31, 1993, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information." From 1991 through 1993, the Company's annual net export sales from the United States to other countries, as a percentage of consolidated annual net sales, approximated three percent.

EQUITY INVESTMENTS

     In 1984, Masco transferred its industrial businesses to a newly-formed subsidiary, MascoTech, Inc. (formerly Masco Industries, Inc.), which became a separate public company in July, 1984 when Masco distributed to its stockholders shares of MascoTech common stock as a special dividend. Masco currently owns approximately 42 percent of the outstanding common stock of MascoTech.

     MascoTech is a diversified manufacturer of original equipment and aftermarket parts for the transportation industry and also manufactures commercial, institutional and residential building products for the construction industry as well as other diversified products principally for the defense industry. In 1993, MascoTech had sales from continuing operations of $1.58 billion.

     MascoTech manufactures a broad range of semi-finished components, sub-assemblies and assemblies for the transportation industry. Transportation-related products represented 76 percent of MascoTech's 1993 sales from continuing operations and primarily consist of original equipment products for the automotive and truck industries. Over half of MascoTech's products are used for engine and drivetrain applications (such as semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive and exhaust system components) and for chassis and suspension functions (including electromechanical solenoids and relays and suspension components). Products manufactured for exterior body trim applications include automotive trim, luggage racks and accessories, and metal stampings. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits, and luggage racks and accessories. In addition to its manufacturing activities, MascoTech provides engineering services primarily for the automotive and heavy-duty truck industries, and is engaged in specialty vehicle development and conversion programs. Products are manufactured using various metalworking technologies, including cold, warm and hot forming, powdered metal forming and stamping. During 1993, sales to various divisions and subsidiaries of Ford Motor Company, General Motors Corporation and Chrysler Corporation accounted for approximately 20 percent, 14 percent and 12 percent, respectively, of MascoTech's net sales from continuing operations.

     Specialty products manufactured by MascoTech include a variety of architectural products for commercial, institutional and residential markets. Products include steel doors and frames; stainable and low maintenance steel doors; wood windows and aluminum-clad wood windows; leaded, etched and beveled glass for decorative windows and entryways; residential entry systems; garage doors; sectional and rolling doors; security grilles; and modular metal partitions. MascoTech's sales of architectural products in 1993 were $289 million. MascoTech's other specialty products consist primarily of defense products, including large diameter cold formed cartridge cases, projectiles and casings for rocket motors and missiles for the United States government and its suppliers. MascoTech also markets waste-water treatment services to other industrial companies principally in southern California. MascoTech's sales in 1993 of these other specialty products were $99 million.

     MascoTech has undertaken the planned disposition of its energy-related business segment, which consisted of seven business units, as part of its long-term strategic plan to de-leverage its balance sheet and increase the focus on its core operating capabilities. As a result, MascoTech's financial statements have been reclassified to present such businesses as discontinued operations. These businesses manufactured specialized tools, equipment and other products for energy-related industries. Two of the businesses were sold in late 1993, including one business to TriMas Corporation, and MascoTech expects to divest the remaining businesses in 1994. MascoTech financial information contained in this Report has been reclassified for these discontinued operations.

     MascoTech currently owns approximately 43 percent of the outstanding common stock of TriMas Corporation, and the Company currently owns approximately 5 percent of the outstanding common stock of TriMas. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets including industrial container closures, pressurized gas cylinders, towing systems products, specialty fasteners, specialty products for fiberglass insulation, specialty tapes, specialty industrial gaskets and precision cutting tools.

PATENTS AND TRADEMARKS

     The Company holds a number of United States and foreign patents covering various design features and valve constructions used in certain of its faucets, and also holds a number of other patents and patent applications, licenses, trademarks and trade names. As a manufacturer of brand-name consumer products, the Company views its trademarks as important, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on the Company's industry segments or its present business as a whole.

COMPETITION

     The major domestic and foreign markets for the Company's products in its industry segments are highly competitive. Competition is based primarily on performance, quality, style, service and price, with the relative importance of such factors varying among products. A number of companies of varying size compete with one or more of the Company's product lines.

EMPLOYEES

     At December 31, 1993, the Company employed approximately 45,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list includes the Company's principal manufacturing facilities by location and the industry segments utilizing such facilities:

Arizona..................   Tucson (1)
California...............   Carlsbad (1), City of Industry (2), Compton (2)(2), Corona (1),
                            Costa Mesa (1), Los Angeles (1)(1), Pico Rivera (1), Pomona (1),
                              Rosemead (2), South Gate (1), Vista (1) and Whittier (2)
Georgia..................   Atlanta (2)
Illinois.................   Alsip (2) and Chicago (2)
Indiana..................   Cumberland (1), Greensburg (1) and Kendallville (1)
Iowa.....................   Northwood (1)
Kentucky.................   Henderson (1 and 2) and Morgantown (1)
Massachusetts............   Framingham (2)
Michigan.................   Adrian (1), Hillsdale (1), Holland (2), Lapeer (1), Madison
                            Heights (1) and Riverview (1)
Minnesota................   Lakeville (1)
Mississippi..............   Blue Mountain (2), New Albany (2), Olive Branch (1) and
                              Ripley (2)(2)(2)
Nevada...................   Las Vegas (1)
New Jersey...............   Passaic (1)
North Carolina...........   Black Mountain (2), Drexel (2), Goldsboro (2), Hickory (2)(2),
                            High Point (2)(2)(2), Hildebran (2)(2), Lexington
                              (2)(2)(2)(2)(2), Linwood (2), Longview (2), Marion (2)(2),
                              Mocksville (2), Morganton (2)(2)(2)(2)(2), Mt. Airy (2), Shelby
                              (2), Spruce Pine (2), Thomasville (1) and Whittier (2)
Ohio.....................   Jackson (1), Loudonville (1) and Middlefield (1)(1)
Oklahoma.................   Chickasha (1)
Oregon...................   Klamath Falls (1)
Pennsylvania.............   Aston (1), Hazelton (1), Reading (1 and 2) and Sunbury (2)
South Carolina...........   Kingstree (2)
South Dakota.............   Rapid City (1) and Sioux Falls (1)
Tennessee................   Adamsville (1)(1), LaFollette (1) and Morristown (2)(2)
Texas....................   Lancaster (1)
Virginia.................   Atkins (1)(1), Culpeper (1), Lynchburg (1), Mt. Jackson (1) and
                              Portsmouth (2)
Belgium..................   Brussels (1)
Canada...................   Burnaby (1), British Columbia; Brantford (2), Cambridge (1),
                            London (1),
                              Mississauga (2) and St. Thomas (1), Ontario; Montreal (1),
                              Quebec
China (P.R.C.)...........   Guangzhou (2) and Tianjin (2)(2)(2)
Denmark..................   Odense (1)
France...................   Seyres (1)
Germany..................   Bad Zwischenahn (1), Iserlohn (1), Steinhagen (1) Tangermunde (2)
                              and Waldenburg (1)
Hong Kong................   (2)(2)

Italy....................   Zingonia (1)
Malaysia.................   Johor (2) and Kedah (2)(2)
Mexico...................   Mexicali (1)
Philippines..............   Cebu (2)(2)
Singapore................   Kranji (2)(2)
Sweden...................   Gotegborg (2)
Taiwan...................   Kaohshiung (2), Tao Yuan (2) and Tung Kang (2)
United Kingdom...........   Silsden (2) and Warminster (2), England; Aberdare (2) and Merthyr
                              Tydfil (2), Wales

       Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in activities relating to both segments. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) Building and Home Improvement Products Segment, and (2) Home Furnishings Products Segment.

     The home furnishings products manufacturing facilities are located primarily in North Carolina, with principal facilities ranging in size from 700,000 to 1,074,000 square feet. The two principal faucet manufacturing plants are located in Greensburg, Indiana and Chickasha, Oklahoma. The faucet manufacturing plants and the majority of the Company's other facilities range from approximately 20,000 to 700,000 square feet. The Company owns most of its manufacturing facilities and none of the properties is subject to significant encumbrances. The Company also maintains approximately 1.5 million square feet of designer and trade showroom space at various locations throughout the United States where it coordinates the display and sale of its home furnishings products and owns 725,000 square feet of showroom space in High Point, North Carolina utilized for furniture industry trade shows. The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. An additional building near its corporate headquarters is used by the Company's corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list identifies the location of the principal manufacturing facilities of MascoTech and the industry segments utilizing such facilities:

Arizona.................Chandler (2)

California..............Santa Fe Springs (4), Vernon (3) and Yuba City (1)

Florida.................Auburndale (2), Deerfield Beach (1) and Orlando (2)

Georgia.................Adel (1), Lawrenceville (1) and Valdosta (1)

Indiana.................Kendallville (1)

Iowa....................Dubuque (2)

Kentucky................Nicholasville (1)

Michigan................Auburn Hills (1)(1), Brighton (1), Burton (1),
                           Coopersville (1), Detroit (1)(1)(1), Farmington Hills
                           (1), Fraser (1), Green Oak Township (1 and 3), Hamburg (1 and 3), Holland (1), Livonia (1), Mesick
                           (1), Mt. Clemens (1), Oxford (1)(1)(1), Port Huron
                           (1), Redford (1), Roseville (1), Royal Oak (1), Shelby Township (1), St. Clair (1), St. Clair Shores
                           (1), Sterling Heights (1), Traverse City
                           (1)(1)(1)(1)(1), Troy (1)(1), Warren (1)(1), West
                           Branch (2) and Ypsilanti (1)

Mississippi.............Nesbit (2)

New York................Brooklyn (2) and Maspeth (2)

Ohio....................Blue Ash (2), Bluffton (1), Canal Fulton (1), Columbus
                           (2), Lima (1), Minerva (1), Perrysburg (2), Port Clinton (1) and Upper Sandusky (1)

Oklahoma................Tulsa (4)

Pennsylvania............Ridgway (1)

Texas...................Bryan (4), Dallas (4), Greenville (4) and Houston
                        (4)(4)(4)

Virginia................Duffield (1)

Germany.................Riedstadt (2) and Zell am Harmersbach(1 and 3)

Italy...................Poggio Rusco (1)

United Kingdom..........Wednesfield, England (1)

       Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in significant activities relating to more than one segment. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) transportation-related products; (2) specialty products -- architectural; (3) specialty products -- other; and (4) discontinued operations.

     MascoTech's largest manufacturing facility is located in Vernon, California and is a multi-plant facility of approximately 920,000 square feet. MascoTech owns the largest plant, comprising approximately 540,000 square feet, and operates the remaining portions of this facility under leases, the earliest of which expires at the end of 1994. Except for the foregoing facility and an additional manufacturing facility covering approximately 605,000 square feet, MascoTech's manufacturing facilities range in size from approximately 25,000 to 325,000 square feet, are owned by MascoTech or leased and are not subject to significant encumbrances. MascoTech's executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement.

     MascoTech's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

ITEM 3. LEGAL PROCEEDINGS.

     Between 1982 and 1989, subsidiaries of the Company sold plastic plumbing fittings used to connect plastic pipes for water supply systems in residential construction. A small percentage of these fittings have experienced leaks which the Company believes are caused by deficiencies in the resin supplied to its subsidiaries by E.I. du Pont de Nemours and Company. The Company's policy has been to repair any leaks which have been reported and, as a result, the Company has not experienced litigation of any consequence arising from this situation. Based on the terms of a recent settlement of litigation previously instituted by the Company against du Pont, the Company does not believe that these matters will result in any future material adverse effect on the Company's financial position.

     Civil suits were filed in December 1992 in a California state court by the California Attorney General, the Natural Resources Defense Counsel and the Environmental Law Foundation against a subsidiary of the Company and approximately 15 other manufacturers or distributors of faucets sold in that state. The suits principally allege that brass faucets unlawfully leach lead into tap water and that the defendants have failed to provide clear and reasonable warnings in violation of California law. The plaintiffs have requested, among other things, that the defendants be enjoined from selling products in California that leach lead into tap water, be ordered to offer restitution to California purchasers of defendants' products, and pay unspecified compensatory and punitive damages. Based upon the Company's present knowledge and subject to future legal and factual developments, the Company does not believe that these suits will result in any material adverse effect on the Company's financial position.

     The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATIONS S-K).

                                                                                           OFFICER
             NAME                                    POSITION                      AGE      SINCE
- -------------------------------   ----------------------------------------------   ----    -------
Alex Manoogian.................   Chairman Emeritus                                 92      1929
Richard A. Manoogian...........   Chairman of the Board and Chief Executive         57      1962
                                    Officer
Wayne B. Lyon..................   President and Chief Operating Officer             61      1972
Gerald Bright..................   Vice President and Assistant Secretary            71      1970
David A. Doran.................   Vice President -- Taxes                           52      1984
Eugene A. Gargaro, Jr..........   Vice President and Secretary                      51      1993
Ronald L. Jones................   President -- Home Furnishings Products            51      1989
Raymond F. Kennedy.............   President -- Building Products                    51      1989
John R. Leekley................   Vice President and General Counsel                50      1979
Richard G. Mosteller...........   Senior Vice President -- Finance                  61      1962
John C. Nicholls, Jr...........   Treasurer                                         60      1967
Robert B. Rosowski.............   Vice President -- Controller                      53      1973
Samuel Valenti, III............   Vice President -- Investments                     48      1971
David G. Wesenberg.............   Vice President -- Human Resources                 63      1980

     Executive officers who are elected by the Board of Directors serve for a term of one year or less. Each executive officer has been employed in a managerial capacity with the Company for over five years except for Mr. Gargaro. Richard A. Manoogian, the Chairman of the Board and Chief Executive Officer of the Company, is the son of its Chairman Emeritus, Alex Manoogian.

     Mr. Gargaro joined the Company as its Vice President and Secretary on October 1, 1993. Prior to joining the Company, Mr. Gargaro was a partner at the Detroit law firm of Dykema Gossett PLLC. Mr. Gargaro has served as a director and Secretary of MascoTech, Inc., since 1984 and a director and Secretary of TriMas Corporation since 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                                           MARKET PRICE
                                                           -------------      DIVIDENDS
                             QUARTER                       HIGH     LOW       DECLARED
        -------------------------------------------------  ----     ----      ---------
        1992
          First..........................................  $28 7/8  $22 7/8     $ .15
          Second.........................................   29 7/8   24 1/8       .15
          Third..........................................   27 5/8   24 3/8       .16
          Fourth.........................................   30       22           .16
                                                                              ---------
             Total.......................................                       $ .62
                                                                              ---------
                                                                              ---------
        1993
          First..........................................  $35 1/4  $ 29        $ .16
          Second.........................................   34 3/4    28 5/8      .16
          Third..........................................   32 1/4    25 1/2      .17
          Fourth.........................................   38 7/8    28 3/4      .17
                                                                              ---------
             Total.......................................                       $ .66
                                                                              ---------
                                                                              ---------

     On March 15, 1994, there were approximately 8,200 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                        1993          1992          1991          1990          1989
                                     ----------    ----------    ----------    ----------    ----------
Net sales..........................  $3,886,000    $3,525,000    $3,141,000    $3,209,000    $3,150,500
Net income.........................  $  221,100    $  183,100    $   44,900    $  138,800    $  220,900
Per share of common stock:
  Net income.......................       $1.45         $1.21          $.30          $.91         $1.42
  Dividends declared...............        $.66          $.62          $.58          $.55          $.51
  Dividends paid...................        $.65          $.61          $.57          $.54          $.50
As at December 31:
  Total assets.....................  $4,021,060    $3,986,560    $3,785,810    $3,760,740    $3,640,780
  Long-term debt...................  $1,418,290    $1,487,090    $1,369,290    $1,334,300    $1,153,190

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE DEVELOPMENT

     While no major acquisitions occurred in 1993, acquisitions have historically contributed significantly to Masco's long-term growth, even though generally the initial impact on earnings is minimal after deducting acquisition-related costs such as interest and added depreciation and amortization. The important earnings benefit to Masco arises from subsequent growth of acquired companies, since incremental sales are not handicapped by these expenses.

PROFIT MARGINS

     After-tax profit margins as a percent of net sales were 5.7 percent, 5.2 percent and 1.4 percent in 1993, 1992 and 1991, respectively. After-tax profit return on shareholders' equity was 11.7 percent, 10.2 percent and 2.5 percent in 1993, 1992 and 1991, respectively.

     The increased profit margins for 1993, compared with the previous two years, were primarily the result of increased product sales resulting from improved market shares and the modest economic recovery, as well as increased income related to the Company's equity investments in MascoTech, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     At year-end 1993, current assets were approximately 3.4 times current liabilities.

     Over the years, the Company has funded its growth through a combination of cash provided by operations and long-term bank and other borrowings.

     During 1993, cash was provided by $261 million from operating activities, $88 million from the sale of affiliate investments to MascoTech, $100 million from the redemption of the MascoTech 10% exchangeable preferred stock and $23 million from other net cash inflows; cash decreased by $167 million for the purchase of property and equipment, $131 million for a net decrease in debt and $99 million for cash dividends paid. The aggregate of the preceding items represents a net cash inflow of $75 million in 1993. Cash provided by operating activities totalled $261 million, $204 million and $244 million in 1993, 1992 and 1991, respectively; the Company has generally reinvested a majority of these funds in its operations.

     During 1993, the Company issued $400 million of fixed rate debt securities, with the proceeds being used to eliminate floating-rate borrowings under its bank revolving-credit agreement.

     The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow and to the extent necessary in the financial markets.

RECEIVABLES AND INVENTORIES

     During 1993, the Company's receivables increased by $43 million. This increase is primarily the result of increased sales in the fourth quarter of 1993 compared with the same period in 1992.

     During 1993, the Company's inventories increased by $39 million. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefitting from larger, more cost-effective purchasing.

CAPITAL EXPENDITURES

     Capital expenditures totalled $167 million in 1993, compared with $118 million in 1992. These amounts primarily pertain to expenditures for additional facilities related to increased demand as well as for new Masco products.

     The Company continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and improve customer service and response time.

     Depreciation expense and amortization expense were $82.1 million and $33.9 million, respectively, in 1993, compared with $79.4 million and $35.1 million, respectively, in 1992. This continued high level is primarily the result of acquisitions and the Company's capital expenditures programs. The major portion of amortization expense from the excess of cost over net assets acquired, relates to companies acquired in 1986 and 1987. These companies have been successful for many years in established markets not subject to rapid technological changes. At each balance sheet date management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies by primarily comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense.

EQUITY AND OTHER INVESTMENTS IN AFFILIATES

     Equity earnings from affiliates were $18.7 million in 1993 compared with equity earnings of $17.3 million in 1992 and equity loss of $12.6 million in 1991.

     In March 1993, the Company and MascoTech, Inc., partially restructured their affiliate relationships through transactions that reduced the Company's common equity interest in MascoTech from 47 percent to approximately 35 percent and resulted in MascoTech's acquisition of the Company's investments in Emco Limited. The Company received $87.5 million in cash, $100 million of 10% exchangeable preferred stock and seven-year warrants to purchase 10 million common shares of MascoTech at $13 per share. MascoTech received 10 million of its common shares, $77.5 million of its 12% exchangeable preferred stock, the Company's investments in Emco Limited and a modified option expiring in 1997 to require the Company to purchase up to $200 million aggregate amount of debt securities of MascoTech.

     In November 1993, MascoTech redeemed for cash its $100 million of 10% exchangeable preferred stock issued in March 1993. As a result of this redemption, the Company realized a $28.3 million pre-tax gain.

     In December 1993, following MascoTech's call for redemption, the Company converted the 6% debentures due 2011 into MascoTech common stock, thereby increasing the Company's common equity interest in MascoTech from approximately 35 percent to 42 percent.

CASH DIVIDENDS

     During 1993, the Company increased its dividend rate seven percent to $.17 per share quarterly. This marks the 35th consecutive year in which dividends have been increased. Dividend payments over the last five years have increased at an eight percent average annual rate. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, became effective in January 1994. This Standard specifies that the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement be accounted for on an accrual basis. This Standard will not have a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, becomes effective in January 1995. This Standard addresses the accounting for impairment of a loan by specifying how allowances for credit losses should be determined. This Standard will not have a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, became effective in January 1994. This Standard defines the accounting and reporting for all investments in debt securities and for investments in equity securities that have readily determinable fair values. This Standard will not have a material impact on the Company's financial statements.

GENERAL FINANCIAL ANALYSIS

     1993 VERSUS 1992

     Net sales in 1993 increased 10 percent to $3,886 million. The sales increase was primarily due to increased shipments of kitchen, bath and home furnishings products. Cost of sales as a percentage of sales was 67.5 percent in both 1993 and 1992. Selling, general and administrative expenses as a percentage of sales decreased modestly to 22.1 percent in 1993 from 22.3 percent in 1992. Operating profit increased 13 percent in 1993 from 1992.

     The Company's Building and Home Improvement Products sales in 1993 increased 10 percent to $2,188 million while operating profit increased 12 percent to $412 million.

     Sales in 1993 of the Company's Home Furnishings Products increased 11 percent to $1,698 million and operating profit increased 15 percent to $69 million.

     Included in other income and expense for 1993 are equity earnings from MascoTech, Inc. of $23.2 million, prior to an approximate $10 million after-tax fourth quarter charge which reflects the Company's equity share of MascoTech's loss provision for the disposition of its energy-related businesses and extraordinary loss on the early extinguishment of debt, as compared with $12.6 million of equity earnings in 1992. MascoTech reported income from continuing operations of $70.9 million and $39 million in 1993 and 1992, respectively, and net income, after preferred stock dividends, of $32.7 million for 1993 and $29.1 million for 1992. The results of MascoTech were favorably impacted by internal cost reductions and from increased demand in its transportation industries, which more than offset its 1993 fourth quarter special charges of $26 million after-tax.

     Included in the fourth quarter of 1993 is a $28.3 million pre-tax gain (approximately $18 million after-tax) on the redemption of MascoTech's 10% exchangeable preferred stock. This gain was principally offset by the Company's approximate $10 million after-tax equity share of MascoTech's above-mentioned fourth quarter special charges, as well as by charges related to certain restructurings of Company operations which should result in future cost savings.

     The Company reported increases in net income and earnings per share of 21 percent and 20 percent, respectively, in 1993 as compared with 1992.

     1992 VERSUS 1991

     Net sales in 1992 increased 12 percent to $3,525 million. Cost of sales as a percentage of sales decreased to 67.5 percent in 1992 from 70.2 percent in 1991. Selling, general and administrative expenses as a percentage of sales increased to 22.3 percent in 1992 from 21.8 percent in 1991. The sales increase was primarily due to increased shipments of kitchen, bath and home furnishings products. The decrease in cost of sales as a percentage of sales resulted primarily from profit improvement programs implemented in prior years having a favorable impact on current earnings. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to increased promotional and advertising costs. Operating profit increased 44 percent.

     The Company's Building and Home Improvement Products sales in 1992 increased 16 percent while operating profit increased 35 percent.

     Sales and operating profit in 1992 of the Company's Home Furnishings Products increased 7 percent and 58 percent, respectively.

     Included in other income and expense for 1992 are equity earnings from MascoTech, Inc. of $12.6 million as compared with $9.2 million of equity loss in 1991. MascoTech reported net income, after preferred stock dividends, of $29.1 million for 1992, as compared with net loss, after preferred stock dividends, of $18.6 million in 1991. The results of MascoTech were favorably impacted by internal cost reduction and restructuring initiatives and from modest improvement in the economy. Also, lower interest rates contributed to reduced interest expense for 1992.

     Included in other income and expense for 1991 is approximately $32 million pre-tax of non-operating charges attributable to write-downs of the Company's carrying value of investments in certain affiliated companies and other long-term investments.

     The Company reported increases in net income and earnings per share of 308 percent and 303 percent, respectively, in 1992 as compared with 1991.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
   and Shareholders of Masco Corporation:

     We have audited the accompanying consolidated balance sheet of Masco Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993, and the financial statement schedules as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Masco Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Detroit, Michigan
February 24, 1994

                               MASCO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1993 AND 1992

                                             ASSETS                   1993              1992
                                                                 --------------    --------------
Current Assets:
  Cash and cash investments...................................   $  119,980,000    $   45,350,000
  Marketable securities.......................................        4,890,000         8,970,000
  Receivables.................................................      610,120,000       547,840,000
  Inventories.................................................      824,130,000       781,700,000
  Prepaid expenses............................................       84,700,000        81,680,000
                                                                 --------------    --------------
       Total current assets...................................    1,643,820,000     1,465,540,000
Equity investments in MascoTech, Inc..........................      294,700,000       246,940,000
Other investment in MascoTech, Inc............................          --            130,000,000
Equity investments in other affiliates........................       54,630,000        85,740,000
Property and equipment........................................    1,095,170,000     1,030,530,000
Excess of cost over acquired net assets.......................      605,170,000       627,300,000
Other assets..................................................      327,570,000       400,510,000
                                                                 --------------    --------------
       Total assets...........................................   $4,021,060,000    $3,986,560,000
                                                                 --------------    --------------
                                                                 --------------    --------------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable...............................................   $   33,160,000    $   94,810,000
  Accounts payable............................................      161,220,000       133,210,000
  Accrued liabilities.........................................      296,060,000       263,490,000
                                                                 --------------    --------------
       Total current liabilities..............................      490,440,000       491,510,000
Long-term debt................................................    1,418,290,000     1,487,090,000
Deferred income taxes and other...............................      113,900,000       121,080,000
                                                                 --------------    --------------
       Total liabilities......................................    2,022,630,000     2,099,680,000
                                                                 --------------    --------------
Shareholders' Equity:
  Common shares authorized: 400,000,000;
     issued: 1993 -- 152,850,000; 1992 -- 152,470,000.........      152,850,000       152,470,000
  Preferred shares authorized: 1,000,000......................          --                --
  Paid-in capital.............................................       69,880,000        61,370,000
  Retained earnings...........................................    1,805,170,000     1,685,010,000
  Cumulative translation adjustments..........................      (29,470,000)      (11,970,000)
                                                                 --------------    --------------
       Total shareholders' equity.............................    1,998,430,000     1,886,880,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $4,021,060,000    $3,986,560,000
                                                                 --------------    --------------
                                                                 --------------    --------------

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       1993              1992              1991
                                                  --------------    --------------    --------------
Net sales......................................   $3,886,000,000    $3,525,000,000    $3,141,000,000
Cost of sales..................................    2,621,630,000     2,381,040,000     2,206,460,000
                                                  --------------    --------------    --------------
       Gross profit............................    1,264,370,000     1,143,960,000       934,540,000
Selling, general and administrative expenses...      860,540,000       785,420,000       686,210,000
                                                  --------------    --------------    --------------
       Operating profit........................      403,830,000       358,540,000       248,330,000
                                                  --------------    --------------    --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings (loss)....................       13,160,000        12,570,000        (9,170,000)
     Interest and dividend income..............       16,220,000        17,100,000        17,100,000
     Gain from redemption of preferred stock...       28,300,000          --                --
  Equity earnings (loss), other affiliates.....        5,580,000         4,720,000        (3,470,000)
  Other, net...................................        1,330,000        12,510,000       (28,610,000)
  Interest expense.............................     (105,820,000)     (100,640,000)     (126,580,000)
                                                  --------------    --------------    --------------
                                                     (41,230,000)      (53,740,000)     (150,730,000)
                                                  --------------    --------------    --------------
       Income before income taxes..............      362,600,000       304,800,000        97,600,000
Income taxes...................................      141,500,000       121,700,000        52,700,000
                                                  --------------    --------------    --------------
       Net income..............................   $  221,100,000    $  183,100,000    $   44,900,000
                                                  --------------    --------------    --------------
                                                  --------------    --------------    --------------
Earnings per share.............................            $1.45             $1.21              $.30
                                                           -----             -----              ----
                                                           -----             -----              ----

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       1993             1992             1991
                                                   -------------    -------------    -------------
CASH FLOWS FROM (FOR):
Operating Activities:
  Net income....................................   $ 221,100,000    $ 183,100,000    $  44,900,000
  Depreciation and amortization.................     115,990,000      114,450,000      102,690,000
  Equity (earnings) loss, net...................     (13,800,000)     (13,190,000)      38,090,000
  Write-downs of long-term investments..........         --               --            31,800,000
  Deferred income taxes and other...............      (8,500,000)      11,620,000       (3,550,000)
  Gain from redemption of MascoTech preferred
     stock, net of tax..........................     (17,550,000)         --               --
                                                   -------------    -------------    -------------
       Total from earnings......................     297,240,000      295,980,000      213,930,000
  (Increase) in receivables.....................     (42,520,000)     (52,450,000)     (13,180,000)
  (Increase) decrease in inventories............     (38,840,000)     (35,100,000)      17,560,000
  Increase (decrease) in accounts payable and
     accrued liabilities, net...................      45,050,000       (4,800,000)      25,310,000
                                                   -------------    -------------    -------------
       Net cash from operating activities.......     260,930,000      203,630,000      243,620,000
                                                   -------------    -------------    -------------
Investing Activities:
  Capital expenditures..........................    (166,540,000)    (117,690,000)    (112,990,000)
  Currency translation adjustments..............     (17,500,000)     (27,090,000)     (15,820,000)
  Sale of affiliate investments to MascoTech....      87,500,000          --               --
  Proceeds from redemption of MascoTech
     preferred stock............................     100,000,000          --               --
  Acquisition of Masco Capital Corp.............         --               --           (49,450,000)
  Other, net....................................      40,700,000      (63,380,000)      (2,850,000)
                                                   -------------    -------------    -------------
       Net cash from (for) investing
          activities............................      44,160,000     (208,160,000)    (181,110,000)
                                                   -------------    -------------    -------------
Financing Activities:
  Issuance of notes.............................     400,000,000      400,000,000          --
  Retirement of notes...........................    (200,000,000)    (300,000,000)         --
  Issuance of Company common stock..............         --               --            63,600,000
  Increase in other debt........................     290,770,000      460,470,000      449,690,000
  Payment of other debt.........................    (622,230,000)    (480,000,000)    (479,660,000)
  Cash dividends paid...........................     (99,000,000)     (92,690,000)     (85,150,000)
                                                   -------------    -------------    -------------
       Net cash (for) financing activities......    (230,460,000)     (12,220,000)     (51,520,000)
                                                   -------------    -------------    -------------
Cash and Cash Investments:
  Increase (decrease) for the year..............      74,630,000      (16,750,000)      10,990,000
  At January 1..................................      45,350,000       62,100,000       51,110,000
                                                   -------------    -------------    -------------
  At December 31................................   $ 119,980,000    $  45,350,000    $  62,100,000
                                                   -------------    -------------    -------------
                                                   -------------    -------------    -------------

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Average Shares Outstanding. The average number of common shares outstanding in 1993, 1992 and 1991 approximated 152.7 million, 151.7 million and 149.9 million, respectively.

     Cash and Cash Investments. The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash investments.

     Receivables. Accounts and notes receivable are presented net of allowances for doubtful accounts of $19.1 million at December 31, 1993 and $16.3 million at December 31, 1992.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $82.1 million, $79.4 million and $70.2 million in 1993, 1992 and 1991, respectively.

     The excess of cost over net assets of acquired companies is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1993 and 1992, such accumulated amortization totalled $127.2 million and $107.3 million, respectively. At each balance sheet date management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies primarily by comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense. Purchase costs of patents are being amortized using the straight-line method over their remaining lives. Amortization of intangible assets was $33.9 million, $35.1 million and $32.5 million in 1993, 1992 and 1991, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that approximates the risk of the investments. The fair value of the Company's long-term debt instruments was based principally on quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1993 was approximately $230 million and $1,471 million, as compared with the Company's carrying value of $200 million and $1,418 million, respectively. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1992 was approximately $530 million and $1,508 million, as compared with the Company's carrying value of $537 million and $1,487 million, respectively.

     Recently Issued Professional Accounting Standards. Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which become effective in 1994 and 1995, will not have a material impact on the Company's financial statements.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INVENTORIES:

                                                                          (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Finished goods...........................................   $312,470    $300,820
        Raw material.............................................    280,450     243,510
        Work in process..........................................    231,210     237,370
                                                                    --------    --------
                                                                    $824,130    $781,700
                                                                    --------    --------
                                                                    --------    --------

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

EQUITY INVESTMENTS IN AFFILIATES:

     Equity investments in affiliates consist primarily of the following equity and partnership interests:

                                                                          AT DECEMBER 31
                                                                       --------------------
                                                                       1993    1992    1991
                                                                       ----    ----    ----
        MascoTech, Inc..............................................    42%     47%     47%
        Hans Grohe, a German partnership............................    27%     27%     27%
        TriMas Corporation..........................................     5%      7%      8%
        Emco Limited, a Canadian company............................    --      44%     44%
        Mechanical Technology Inc...................................    --      --      49%

     Excluding the partnership interest in Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments at December 31, 1993 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $889 million, as compared with the Company's related aggregate carrying value of $315 million.

     The Company's carrying value in the common stock of MascoTech, Inc. (formerly Masco Industries, Inc.) exceeds its equity in the underlying net book value by approximately $63 million at December 31, 1993. This excess, substantially all of which resulted from repurchases by MascoTech of its common stock, is being amortized over a period not to exceed 40 years. The Company's carrying value in the common stock of TriMas Corporation exceeds its equity in the underlying net book value by approximately $8 million at December 31, 1993. The Company's carrying value of its investment in Hans Grohe at December 31, 1993 approximates the Company's equity in the underlying net book value in this affiliate.

     In March 1993, the Company and MascoTech partially restructured their affiliate relationships through transactions that reduced the Company's common equity interest in MascoTech from 47 percent to approximately 35 percent and resulted in MascoTech's acquisition of the Company's investments in Emco Limited. The Company received $87.5 million in cash, $100 million of 10% exchangeable preferred stock and seven-year warrants to purchase 10 million common shares of MascoTech at $13 per share. MascoTech received 10 million of its common shares, $77.5 million of its 12% exchangeable preferred stock, the Company's investments in Emco Limited and a modified option expiring in 1997 to require the Company to purchase up to $200 million aggregate amount of debt securities in MascoTech.

     In November 1993, MascoTech redeemed for cash its $100 million of 10% exchangeable preferred stock issued in March 1993. As a result of this redemption, the Company realized a $28.3 million pre-tax gain.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EQUITY INVESTMENTS IN AFFILIATES (CONTINUED):
     In December 1993, following MascoTech's call for redemption, the Company converted the 6% debentures due 2011 into MascoTech common stock, thereby increasing the Company's common equity interest in MascoTech from approximately 35 percent to 42 percent.

     As part of the Company's efforts to de-emphasize equity investments, in addition to its disposition of its investments in Emco Limited, in July 1992 the Company sold its 49 percent equity interest in Mechanical Technology Inc. at approximate carrying value.

     Approximate combined condensed financial data of the above companies, excluding data subsequent to 1991 of Emco Limited and Mechanical Technology Inc. as to which the equity method was discontinued as of January 1, 1992, are summarized in U.S. dollars as follows, in thousands:

                                                      1993           1992           1991
                                                   -----------    -----------    -----------
        At December 31:
          Current assets........................   $   846,780    $   881,200    $ 1,190,160
          Current liabilities...................      (300,650)      (371,350)      (509,770)
                                                   -----------    -----------    -----------
          Working capital.......................       546,130        509,850        680,390
          Property and equipment................       720,290        755,290        882,530
          Other assets..........................       882,550        737,660        816,340
          Long-term liabilities.................    (1,213,940)    (1,400,950)    (1,810,060)
                                                   -----------    -----------    -----------
          Shareholders' equity..................   $   935,030    $   601,850    $   569,200
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
        Net sales...............................   $ 2,230,330    $ 2,051,730    $ 2,706,880
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
        Income (loss) from continuing
          operations............................   $   119,380    $    56,690    $      (940)
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
        Net income (loss) attributable to common
          shareholders..........................   $    96,090    $    50,340    $    (2,070)
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
        The Company's net equity in above income
          (loss)................................   $    18,740    $    17,290    $   (12,640)
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
        Cash dividends received by the Company
          from affiliates.......................   $     4,940    $     4,100    $    25,450
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------

     Certain amounts for 1992 and 1991 have been restated to reflect MascoTech's formal plan to divest its energy-related business segment.

     Equity in undistributed earnings of affiliates of $132 million at December 31, 1993, $118 million at December 31, 1992 and $105 million at December 31, 1991 are included in consolidated retained earnings.

OTHER INVESTMENT IN MASCOTECH, INC.:

                                                                          (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Convertible debentures, 6%, due 2011.....................      --       $130,000
                                                                    --------    --------
                                                                    --------    --------

     In December 1993, following MascoTech's call for redemption, the Company converted the 6% debentures into MascoTech common stock at $18 per share.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PROPERTY AND EQUIPMENT:

                                                                           (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1993          1992
                                                                 ----------    ----------
        Land and improvements.................................   $   78,670    $   77,080
        Buildings.............................................      595,630       574,960
        Machinery and equipment...............................    1,009,060       901,960
                                                                 ----------    ----------
                                                                  1,683,360     1,554,000
        Less accumulated depreciation.........................      588,190       523,470
                                                                 ----------    ----------
                                                                 $1,095,170    $1,030,530
                                                                 ----------    ----------
                                                                 ----------    ----------

ACCRUED LIABILITIES:

                                                                          (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                                 -----------------------
                                                                   1993           1992
                                                                 --------       --------
        Salaries, wages and commissions.......................   $ 60,910       $ 61,520
        Insurance.............................................     35,180         31,010
        Advertising and sales promotion.......................     32,370         26,260
        Dividends payable.....................................     26,260         24,330
        Income taxes..........................................     26,110         17,820
        Interest..............................................     26,070         24,480
        Employee retirement plans and other...................     89,160         78,070
                                                                 --------       --------
                                                                 $296,060       $263,490
                                                                 --------       --------
                                                                 --------       --------

LONG-TERM DEBT:

                                                                           (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1993          1992
                                                                 ----------    ----------
        Notes, 6.25%,  due 1995...............................   $  200,000    $  200,000
        Notes, 8.75%,  due 1996...............................        --          200,000
        Notes, 9%,     due 1996...............................      250,000       250,000
        Notes, 6.625%, due 1999...............................      200,000       200,000
        Notes, 9%,     due 2001...............................      175,000       175,000
        Notes, 6.125%, due 2003...............................      200,000         --
        Notes, 7.125%, due 2013...............................      200,000         --
        Notes payable to banks................................        --          260,000
        Convertible subordinated debentures, 5.25%, due
          2012................................................      177,930       177,930
        Other.................................................       23,980        28,750
                                                                 ----------    ----------
                                                                  1,426,910     1,491,680
        Less current portion..................................        8,620         4,590
                                                                 ----------    ----------
                                                                 $1,418,290    $1,487,090
                                                                 ----------    ----------
                                                                 ----------    ----------

     At December 31, 1993, all of the outstanding notes above are nonredeemable.

     In March 1993, the $200 million of 8.75% notes due 1996 were redeemed at par with borrowings under the Company's bank revolving-credit agreement.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT (CONTINUED):

     In August 1993, the Company issued $200 million of 7.125% notes due August 15, 2013. In September 1993, the Company issued $200 million of 6.125% notes due September 15, 2003. The proceeds from these financings were used to eliminate floating-rate borrowings under the Company's bank revolving-credit agreement.

     In June 1992, the Company issued $200 million of 6.25% notes due June 15, 1995. In September 1992, the Company issued $200 million of 6.625% notes due September 15, 1999. The proceeds from these financings were used to reduce outstanding bank indebtedness.

     The 5.25% subordinated debentures due February 15, 2012 are convertible into common stock at $42.28 per share.

     The notes payable to banks at December 31, 1992 relate to a $750 million revolving-credit agreement, with any outstanding balance due and payable in November 1995. Interest is payable on borrowings under this agreement based upon various floating rates as selected by the Company.

     Certain debt agreements contain limitations on additional borrowings and restrictions on cash dividend payments and common share repurchases. At December 31, 1993, the amount of retained earnings available for cash dividends and common share repurchases approximated $242 million under the most restrictive of these provisions.

     At December 31, 1993, the maturities of long-term debt during the next five years were approximately as follows: 1994-$8.6 million; 1995-$204.1 million; 1996-$256.9 million; 1997-$1.1 million; and 1998-$1.0 million.

     At December 31, 1993, the Company had shelf registration statements on file with the Securities and Exchange Commission for up to $200 million of debt securities as well as up to 9.6 million shares of its common stock.

     Interest paid was approximately $104 million, $121 million and $127 million in 1993, 1992 and 1991, respectively.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SHAREHOLDERS' EQUITY:

                                                                              (IN THOUSANDS)
                                                         1993          1992          1991
                                                      ----------    ----------    ----------
        Common Shares, $1 Par Value
          Balance, January 1.......................   $  152,470    $  153,210    $  149,960
          Shares issued............................          380         1,470         3,250
          Shares retired...........................       --            (2,210)       --
                                                      ----------    ----------    ----------
          Balance, December 31.....................      152,850       152,470       153,210
                                                      ----------    ----------    ----------
        Paid-In Capital
          Balance, January 1.......................       61,370        64,950        --
          Common shares issued.....................        8,510        25,050        64,950
          Common shares retired....................       --           (28,630)       --
                                                      ----------    ----------    ----------
          Balance, December 31.....................       69,880        61,370        64,950
                                                      ----------    ----------    ----------
        Retained Earnings
          Balance, January 1.......................    1,685,010     1,596,180     1,638,390
          Net income...............................      221,100       183,100        44,900
          Cash dividends declared..................     (100,940)      (94,270)      (87,110)
                                                      ----------    ----------    ----------
          Balance, December 31.....................    1,805,170     1,685,010     1,596,180
                                                      ----------    ----------    ----------
        Cumulative Translation Adjustments
          Balance, December 31.....................      (29,470)      (11,970)       15,120
                                                      ----------    ----------    ----------
        Treasury Shares Related to Merger
          Balance, January 1.......................       --           (30,550)      (30,550)
          Shares repurchased.......................       --              (290)       --
          Shares retired...........................       --            30,840        --
                                                      ----------    ----------    ----------
          Balance, December 31.....................       --            --           (30,550)
                                                      ----------    ----------    ----------
        Shareholders' Equity
          Balance, December 31.....................   $1,998,430    $1,886,880    $1,798,910
                                                      ----------    ----------    ----------
                                                      ----------    ----------    ----------

     In April 1991, the Company issued 3 million shares of its common stock for approximately $64 million. The proceeds from this offering were used to reduce outstanding bank indebtedness.

     On the basis of amounts paid (declared), cash dividends per share were $.65 ($.66) in 1993, $.61 ($.62) in 1992 and $.57 ($.58) in 1991.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1993, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                           1993         1992         1991
                                                         ---------    ---------    ---------
        Option shares outstanding, January 1..........   6,742,000    7,390,000    3,817,000
        Option shares granted.........................     298,000    1,212,000    3,735,000
          Option price................................     $27-$37      $25-$30          $21
        Option shares exercised.......................   1,210,000    1,860,000      142,000
          Option price................................      $2-$30       $2-$21       $2-$18
        Option shares cancelled.......................     144,000       --           20,000
          Option price................................      $2-$21       --          $17-$21
        Option shares outstanding, December 31........   5,686,000    6,742,000    7,390,000
          Option price................................     $10-$37       $2-$30       $2-$25
        Option shares exercisable, December 31........   1,457,000    1,326,000    2,076,000

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 100,000, 267,000 and 36,000 shares of common stock during 1993, 1992 and 1991, respectively, to key employees of the Company and affiliated companies. The unamortized costs of unvested awards under these plans, aggregating approximately $47 million at December 31, 1993, are being amortized over the ten-year vesting periods.

     At December 31, 1993, a combined total of 10,595,000 shares of common stock was available for the granting of stock options and incentive awards under the above plans.

     Pursuant to the 1984 Restricted Stock (MascoTech) Incentive Plan, the Company may award to key employees of the Company and affiliated companies, shares of common stock of MascoTech, Inc. held by the Company. No such awards were granted in 1993, 1992 or 1991. At December 31, 1993, there were 4,694,000 of such shares available for granting future awards under this plan.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EMPLOYEE RETIREMENT PLANS:

     The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the pension and profit-sharing plans were $19.2 million in 1993, $16.9 million in 1992 and $15.9 million in 1991. At December 31, 1993, the combined assets of the Company's defined-benefit pension plans exceed the combined accumulated benefit obligation.

     Net periodic pension cost for the Company's pension plans includes the following components:

                                                                             (IN THOUSANDS)
                                                             1993        1992        1991
                                                           --------    --------    --------
        Service cost -- benefits earned during the         $ 11,800    $ 10,850    $ 10,590
          year..........................................
        Interest cost on projected benefit obligation...     17,240      15,280      14,820
        Actual return on assets.........................    (28,940)    (12,190)    (25,470)
        Net amortization and deferral...................      6,100      (9,810)      6,080
                                                           --------    --------    --------
        Net periodic pension cost.......................   $  6,200    $  4,130    $  6,020
                                                           --------    --------    --------
                                                           --------    --------    --------

     Major assumptions used in accounting for the Company's pension plans are as follows:

                                                                 1993     1992      1991
                                                                ------    -----    ------
        Discount rate for obligations........................    7.25%     8.0%     8.25%
        Rate of increase in compensation levels..............    5.0 %     6.0%     5.75%
        Expected long-term rate of return on plan assets.....   13.0 %    13.0%    12.75%

     The funded status of the Company's pension plans at December 31, is summarized as follows, in thousands:

                                                    1993                          1992
                                         --------------------------    --------------------------
                                           ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                           EXCEED        BENEFITS        EXCEED        BENEFITS
                                         ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                          BENEFITS        ASSETS        BENEFITS        ASSETS
                                         -----------    -----------    -----------    -----------
        Actuarial present value of
          benefit obligations:
             Vested benefit
               obligation.............    $ 135,800      $  54,130      $ 115,900       $33,890
                                         -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------
             Accumulated benefit
               obligation.............    $ 142,110      $  62,660      $ 122,500       $38,450
                                         -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------
             Projected benefit
               obligation.............    $ 181,850      $  68,420      $ 160,040       $41,960
        Assets at fair value..........      158,630         47,790        150,650        32,190
                                         -----------    -----------    -----------    -----------
          Projected benefit obligation
             in excess of plan
             assets...................      (23,220)       (20,630)        (9,390)       (9,770)
        Reconciling items:
          Unrecognized net loss.......       22,780         13,720         10,070         2,420
          Unrecognized prior service
             cost.....................        8,680          1,240         11,870         2,600
          Unrecognized net (asset)
             obligation at
             transition...............      (12,800)         1,400        (14,890)        2,300
          Requirement to recognize
             minimum liability........        --           (11,170)         --           (5,060)
                                         -----------    -----------    -----------    -----------
          Accrued pension cost........    $  (4,560)     $ (15,440)     $  (2,340)      $(7,510)
                                         -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------

     In January 1993, Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, became effective. The Company sponsors certain postretirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1993, the aggregate present value of the accumulated postretirement benefit obligation approximated $10 million pre-tax and is being amortized over 20 years.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SEGMENT INFORMATION:

     The Company's operations in the industry segments detailed below consisted of the manufacture and sale principally of the following products:

        Building and home improvement -- faucets; plumbing fittings; kitchen and bath cabinets; showertubs, whirlpools and spas; kitchen appliances; builders' hardware; venting and ventilating equipment; and water pumps.

        Home furnishings products -- quality furniture, fabrics and other home furnishings products.

     Corporate assets consisted primarily of cash, real property and other investments.

     Pursuant to a corporate services agreement to provide MascoTech, Inc. with certain corporate staff and administrative services, the Company charges a fee approximating .8 percent of MascoTech net sales. This fee approximated $11 million in each of 1993, 1992 and 1991 and is included as a reduction of general corporate expense.

                                                                                                                   (IN THOUSANDS)
                                 NET SALES                        OPERATING PROFIT                  ASSETS AT DECEMBER 31
                    ------------------------------------   -------------------------------   ------------------------------------
                       1993         1992         1991        1993       1992       1991         1993         1992         1991
                    ----------   ----------   ----------   --------   --------   ---------   ----------   ----------   ----------
The Company's
  operations by
  segment were:
    Building and
      home
    improvement...  $2,188,000   $1,991,000   $1,711,000   $412,000   $368,000   $ 273,000   $1,297,000   $1,262,000   $1,171,000
    Home
      furnishings
      products....   1,698,000    1,534,000    1,430,000     69,000     60,000      38,000    1,886,000    1,778,000    1,661,000
                    ----------   ----------   ----------   --------   --------   ---------   ----------   ----------   ----------
        Total.....  $3,886,000   $3,525,000   $3,141,000   $481,000   $428,000   $ 311,000   $3,183,000   $3,040,000   $2,832,000
                    ----------   ----------   ----------   --------   --------   ---------   ----------   ----------   ----------
                    ----------   ----------   ----------   --------   --------   ---------   ----------   ----------   ----------
The Company's
  operations by
  geographic area
  were:
    United
      States......  $3,194,000   $2,895,000   $2,610,000   $387,000   $334,000   $ 232,000   $2,638,000   $2,522,000   $2,363,000
    European
      Community...     375,000      378,000      327,000     60,000     64,000      48,000      240,000      245,000      242,000
    Other foreign
      countries...     317,000      252,000      204,000     34,000     30,000      31,000      305,000      273,000      227,000
                    ----------   ----------   ----------   --------   --------   ---------   ----------   ----------   ----------
        Total, as
          above...  $3,886,000   $3,525,000   $3,141,000    481,000    428,000     311,000    3,183,000    3,040,000    2,832,000
                    ----------   ----------   ----------
                    ----------   ----------   ----------
Other expense,
  net.............                                          (41,000)   (54,000)   (151,000)
General corporate
  expense, net....                                          (77,000)   (69,000)    (62,000)
                                                           --------   --------   ---------
Income before
  income
  taxes(1)........                                         $363,000   $305,000   $  98,000
                                                           --------   --------   ---------
                                                           --------   --------   ---------
Equity and other
  investments
  in affiliates...                                                                              349,000      463,000      448,000
Corporate
  assets..........                                                                              489,000      484,000      506,000
                                                                                             ----------   ----------   ----------
        Total
         assets...                                                                           $4,021,000   $3,987,000   $3,786,000
                                                                                             ----------   ----------   ----------
                                                                                             ----------   ----------   ----------

                                                                  DEPRECIATION AND
                             PROPERTY ADDITIONS                     AMORTIZATION
                    ------------------------------------   -------------------------------
                       1993         1992         1991        1993       1992       1991
                    ----------   ----------   ----------   --------   --------   ---------
The Company's
  operations by
  segment were:
    Building and
      home
    improvement...  $   80,000   $   80,000   $   62,000   $ 48,000   $ 48,000   $  42,000
    Home
      furnishings
      products....      71,000       35,000       38,000     46,000     45,000      43,000
                    ----------   ----------   ----------   --------   --------   ---------
        Total.....  $  151,000   $  115,000   $  100,000   $ 94,000   $ 93,000   $  85,000
                    ----------   ----------   ----------   --------   --------   ---------
                    ----------   ----------   ----------   --------   --------   ---------

        (1) Income before income taxes and net income from foreign operations for 1993, 1992 and 1991 were $92 million and $55 million, $88 million and $54 million, and $72 million and $43 million, respectively.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER INCOME (EXPENSE), NET:

                                                                             (IN THOUSANDS)
                                                          1993         1992         1991
                                                        ---------    ---------    ---------
        Re: MascoTech, Inc.:
          Equity earnings (loss).....................   $  13,160    $  12,570    $  (9,170)
                                                        ---------    ---------    ---------
          Interest and dividend income...............      16,220       17,100       17,100
                                                        ---------    ---------    ---------
          Gain from redemption of preferred stock....      28,300       --           --
                                                        ---------    ---------    ---------
        Equity earnings (loss), other affiliates.....       5,580        4,720       (3,470)
                                                        ---------    ---------    ---------
        Other, net:
          Income from cash and marketable
             securities..............................       3,250        4,330        4,100
          Other interest income......................       9,800       11,640       14,390
          Other items................................     (11,720)      (3,460)     (47,100)
                                                        ---------    ---------    ---------
                                                            1,330       12,510      (28,610)
                                                        ---------    ---------    ---------
        Interest expense.............................    (105,820)    (100,640)    (126,580)
                                                        ---------    ---------    ---------
                                                        $ (41,230)   $ (53,740)   $(150,730)
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------

     Other items in 1991 include write-downs aggregating approximately $32 million pre-tax in the Company's long-term investments.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES:

                                                                             (IN THOUSANDS)
                                                             1993        1992        1991
                                                           --------    --------    --------
        Income before income taxes:
          Domestic......................................   $270,930    $216,460    $ 25,910
          Foreign.......................................     91,670      88,340      71,690
                                                           --------    --------    --------
                                                           $362,600    $304,800    $ 97,600
                                                           --------    --------    --------
                                                           --------    --------    --------
        Provision for income taxes:
          Currently payable:
             Federal....................................   $ 96,830    $ 62,360    $ 25,690
             State and local............................     13,530      12,500       8,660
             Foreign....................................     39,640      35,220      25,800
          Deferred:
             Federal, net...............................     (5,570)     12,090     (10,740)
             Foreign....................................     (2,930)       (470)      3,290
                                                           --------    --------    --------
                                                           $141,500    $121,700    $ 52,700
                                                           --------    --------    --------
                                                           --------    --------    --------
        Deferred tax assets at December 31:
          Inventories...................................   $ 12,080
          Earlier recognition of expenses for financial
             reporting purposes.........................     44,570
          Other.........................................      1,550
                                                           --------
                                                             58,200
                                                           --------
        Deferred tax liabilities at December 31:
          Property and equipment........................    145,880
          Other.........................................      9,240
                                                           --------
                                                            155,120
                                                           --------
             Net deferred tax liability at December
               31.......................................   $ 96,920
                                                           --------
                                                           --------
        Provision for deferred income taxes for
          temporary differences:
          Accelerated tax deductions, including
             depreciation...............................   $    900    $  3,990    $  8,760
          Earlier recognition of gains and losses, net
             for financial reporting purposes...........     (9,400)      7,630     (16,210)
                                                           --------    --------    --------
                                                           $ (8,500)   $ 11,620    $ (7,450)
                                                           --------    --------    --------
                                                           --------    --------    --------

     The effective tax rate differs from the United States federal statutory rate principally due to: equity earnings (1 percent in 1992 and -7 percent in 1991), higher tax rate applicable to foreign earnings (-1 percent in 1993, -2 percent in 1992 and -5 percent in 1991), amortization in excess of tax, net (-1 percent in 1993, -2 percent in 1992 and -6 percent in 1991), dividends-received deduction (1 percent in 1993 and 1992 and 2 percent in 1991), state income tax and other (-2 percent in 1993 and -4 percent in 1992 and 1991), and -1 percent in 1993 to record the effect on deferred tax liabilities caused by the increase in the tax rate from 34 percent to 35 percent.

     Income taxes paid were approximately $135 million, $97 million and $54 million in 1993, 1992 and 1991, respectively.

     Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of an asset and liability method of accounting for income taxes, became effective in January 1993. Deferred income taxes result from temporary differences between the tax basis of assets

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES (CONTINUED):

and liabilities and the related basis as reported in the consolidated financial statements. Prior to 1993, the Company followed the requirements of Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes.

COMBINED FINANCIAL STATEMENTS (UNAUDITED):

     The following presents the combined financial statements of the Company, MascoTech, Inc. (formerly Masco Industries, Inc.), and TriMas Corporation as one entity, with Masco Corporation as the parent company. Certain amounts for 1992 and 1991 have been restated to reflect MascoTech's formal plan to divest its energy-related business segment. Intercompany transactions have been eliminated. Amounts, except earnings per share, are in thousands.

                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1993          1992
                                                                 ----------    ----------
        COMBINED BALANCE SHEET
        Assets
        Current assets:
          Cash and cash investments...........................   $  272,950    $  186,120
          Marketable securities...............................       32,680        42,190
          Receivables.........................................      906,500       857,550
          Prepaid expenses....................................      118,700       104,720
          Deferred income taxes...............................       41,780        13,990
          Inventories:
             Finished goods...................................      393,820       414,270
             Raw material.....................................      365,370       351,570
             Work in process..................................      281,680       298,940
                                                                 ----------    ----------
                                                                  1,040,870     1,064,780
                                                                 ----------    ----------
               Total current assets...........................    2,413,480     2,269,350
        Equity investments in affiliates......................      163,970       124,570
        Property and equipment................................    1,747,590     1,712,840
        Excess of cost over acquired net assets...............    1,114,740     1,217,010
        Net assets of discontinued operations.................       67,510            --
        Other assets..........................................      428,390       537,420
                                                                 ----------    ----------
               Total assets...................................   $5,935,680    $5,861,190
                                                                 ----------    ----------
                                                                 ----------    ----------
        Liabilities and Shareholders' Equity
        Current liabilities:
          Notes payable.......................................   $   36,310    $  159,350
          Accounts payable....................................      277,070       253,680
          Accrued liabilities.................................      428,720       403,510
                                                                 ----------    ----------
               Total current liabilities......................      742,100       816,540
        Long-term debt........................................    2,445,540     2,600,970
        Deferred income taxes and other.......................      275,400       315,300
        Other interests in combined affiliates................      474,210       241,500
                                                                 ----------    ----------
               Total liabilities..............................    3,937,250     3,974,310
        Equity of shareholders of Masco Corporation...........    1,998,430     1,886,880
                                                                 ----------    ----------
               Total liabilities and shareholders' equity.....   $5,935,680    $5,861,190
                                                                 ----------    ----------
                                                                 ----------    ----------

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                            YEARS ENDED DECEMBER 31
                                                   -----------------------------------------
                                                      1993           1992           1991
                                                   -----------    -----------    -----------
        COMBINED STATEMENT OF INCOME
        Net sales...............................   $ 5,901,060    $ 5,360,330    $ 4,741,240
        Cost of sales...........................    (4,169,190)    (3,797,980)    (3,486,760)
        Selling, general and administrative
          expenses..............................    (1,112,300)    (1,033,350)      (916,670)
                                                   -----------    -----------    -----------
               Operating profit.................       619,570        529,000        337,810
                                                   -----------    -----------    -----------
        Other income (expense), net:
          Interest expense......................      (189,610)      (188,230)      (259,520)
          Other, net............................        45,360         45,040         31,150
                                                   -----------    -----------    -----------
                                                      (144,250)      (143,190)      (228,370)
                                                   -----------    -----------    -----------
               Income before income taxes and
                  other interests...............       475,320        385,810        109,440
        Income taxes............................       208,930        172,610         68,870
        Other interests in combined
          affiliates............................        45,290         30,100         (4,330)
                                                   -----------    -----------    -----------
               Net income.......................   $   221,100    $   183,100    $    44,900
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------
        Earnings per share......................         $1.45          $1.21           $.30
                                                         -----          -----           ----
                                                         -----          -----           ----

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                             YEARS ENDED DECEMBER 31
                                                      -------------------------------------
                                                         1993          1992         1991
                                                      -----------    ---------    ---------
        COMBINED STATEMENT OF CASH FLOWS
        Cash Flows From (For) Operating Activities:
          Net income...............................   $   221,100    $ 183,100    $  44,900
          Depreciation and amortization............       194,270      191,290      175,740
          Equity (earnings) loss, net of
             dividends.............................        (4,840)      (1,140)      18,530
          Gain from change in investment...........        (9,490)     (16,700)      --
          Write-downs of long-term investments.....       --            --           31,800
          Deferred income taxes and other..........         7,590       15,860        1,980
          Gain on sales of assets, net.............       --            --          (21,500)
          Other interests in net income (loss) of
             combined affiliates, net..............        45,290       30,100       (4,330)
                                                      -----------    ---------    ---------
               Total from earnings.................       453,920      402,510      247,120
          (Increase) in receivables................       (52,670)     (75,340)      (5,330)
          (Increase) decrease in inventories.......       (49,950)     (36,550)      44,780
          Increase (decrease) in accounts payable
             and accrued liabilities, net..........        37,230       (9,690)      31,330
          Discontinued operations, net.............        16,700          830       (3,340)
                                                      -----------    ---------    ---------
               Net cash from operating
                  activities.......................       405,230      281,760      314,560
                                                      -----------    ---------    ---------
        Cash Flows From (For) Investing Activities:
          Capital expenditures.....................      (252,360)    (198,170)    (176,950)
          Currency translation adjustments.........       (17,500)     (27,090)     (15,820)
          Acquisitions.............................       --            --          (50,190)
          Proceeds from sale of subsidiaries.......        33,170       --           52,110
          Other, net...............................        39,730      (45,810)      40,750
                                                      -----------    ---------    ---------
               Net cash (for) investing
                  activities.......................      (196,960)    (271,070)    (150,100)
                                                      -----------    ---------    ---------
        Cash Flows From (For) Financing Activities:
          Increase in debt.........................       862,800      872,140      514,410
          Payment of debt..........................    (1,087,400)    (915,630)    (602,250)
          Issuance of common shares................       --            85,150       63,600
          Issuance of preferred stock..............       209,520       --           --
          Cash dividends paid......................      (106,360)     (93,410)     (85,150)
                                                      -----------    ---------    ---------
               Net cash (for) financing
                  activities.......................      (121,440)     (51,750)    (109,390)
                                                      -----------    ---------    ---------
        Cash and Cash Investments:
          Increase (decrease) for the year.........        86,830      (41,060)      55,070
          At January 1.............................       186,120      227,180      172,110
                                                      -----------    ---------    ---------
          At December 31...........................   $   272,950    $ 186,120    $ 227,180
                                                      -----------    ---------    ---------
                                                      -----------    ---------    ---------

                               MASCO CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED):

                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                     QUARTERS                    NET          GROSS         NET       EARNINGS
                       ENDED                    SALES         PROFIT       INCOME     PER SHARE
        -----------------------------------   ----------    ----------    --------    ---------
        1993
        December 31........................   $1,010,000    $  322,070    $ 57,600      $ .38
        September 30.......................      982,000       319,900      55,700        .36
        June 30............................      948,000       309,500      53,300        .35
        March 31...........................      946,000       312,900      54,500        .36
                                              ----------    ----------    --------    ---------
                                              $3,886,000    $1,264,370    $221,100      $1.45
                                              ----------    ----------    --------    ---------
                                              ----------    ----------    --------    ---------
        1992
        December 31........................   $  908,000    $  291,360    $ 43,000      $ .29
        September 30.......................      899,000       293,500      50,800        .33
        June 30............................      867,000       285,300      48,500        .32
        March 31...........................      851,000       273,800      40,800        .27
                                              ----------    ----------    --------    ---------
                                              $3,525,000    $1,143,960    $183,100      $1.21
                                              ----------    ----------    --------    ---------
                                              ----------    ----------    --------    ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed on or before April 30, 1994, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                              Consolidated Balance Sheet

                              Consolidated Statement of Income

                              Consolidated Statement of Cash Flows

                              Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

           (i) Financial Statement Schedules of the Company appended hereto, as required at December 31, 1993, and for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                   I.      Marketable Securities -- Other Investments
                  II.      Amounts Receivable from Related Parties and
                             Underwriters, Promoters, and Employees Other than Related Parties
                   V.      Property, Plant and Equipment
                  VI.      Accumulated Depreciation, Depletion and Amortization
                             of Property, Plant and Equipment
                VIII.      Valuation and Qualifying Accounts
                  IX.      Short-Term Borrowings
                   X.      Supplementary Income Statement Information

           (ii) (A) MascoTech, Inc. and Subsidiaries Consolidated Financial Statements appended hereto, as required at December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                              Consolidated Balance Sheet

                              Consolidated Statement of Income

                              Consolidated Statement of Cash Flows

                              Notes to Consolidated Financial Statements

           (ii) (B) MascoTech, Inc. and Subsidiaries Financial Statement Schedules appended hereto, as required for the years ended December 31, 1993, 1992 and 1991, consist of the following:

                  II.      Amount Receivable from Related Parties and
                             Underwriters, Promoters, and Employees Other than Related Parties
                   V.      Property, Plant and Equipment
                  VI.      Accumulated Depreciation, Depletion and Amortization
                             of Property, Plant and Equipment
                VIII.      Valuation and Qualifying Accounts
                   X.      Supplementary Income Statement Information

        (3) Exhibits.

            3.i        Restated Certificate of Incorporation of Masco Corporation and
                       amendments thereto.(2)
            3.ii       Bylaws of Masco Corporation, as amended.
            4.a        Indenture dated as of December 1, 1982 between Masco Corporation and
                       Morgan Guaranty Trust Company of New York, as Trustee(2), and
                       Directors' resolutions establishing Masco Corporation's: (i) 9% Notes
                       Due April 15, 1996,(3), (ii) 9% Notes Due October 1, 2001,(2), (iii)
                       6 1/4% Notes Due June 15, 1995,(2) (iv) 6 5/8% Notes Due September 15,
                       1999,(2) 6 1/8% Notes Due September 15, 2003(1), and (vi) 7 1/8%
                       Debentures Due August 15, 2013(1).
            4.b        Indenture dated as of December 1, 1982 between Masco Corporation and
                       Citibank, N.A., as Trustee, and Directors' resolutions establishing
                       Masco Corporation's 5 1/4% Convertible Subordinated Debentures Due
                       2012, including form of Debenture.(3)
            4.c        $750,000,000 Credit Agreement dated as of November 7, 1991 among Masco
                       Corporation, the banks signatory thereto and Morgan Guaranty Trust
                       Company of New York, as agent(3), and Amendment No. 1 thereto dated
                       March 18, 1992.(2)
            4.d        Indenture dated as of November 1, 1986 between Masco Industries, Inc.
                       (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of
                       New York, as Trustee, and Directors' resolutions establishing Masco
                       Industries, Inc.'s 4 1/2% Convertible Subordinated Debentures Due
                       2003.
            4.e        Indenture dated as of February 1, 1987 between Masco Industries, Inc.
                       (now known as MascoTech, Inc.) and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, and Directors'
                       resolutions establishing Masco Industries, Inc.'s 10% Senior
                       Subordinated Notes Due 1995.(2)
            4.f        Credit Agreement dated as of September 2, 1993 by and among MascoTech,
                       Inc., the banks party thereto, and NBD Bank, N.A., as Agent, and
                       Comerica Bank, The Bank of New York, The First National Bank of
                       Chicago, Morgan Guaranty Trust Company of New York and NationsBank of
                       North Carolina, N.A., as Co-Agents.
            Note:      Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
            10.a       Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as
                       MascoTech, Inc.)(4)
            10.b       Corporate Services Agreement dated as of January 1, 1987 between Masco
                       Corporation and Masco Industries, Inc. (now known as MascoTech,
                       Inc.)(2)
            10.c       Corporate Opportunities Agreement dated as of May 1, 1984 between
                       Masco Corporation and Masco Industries, Inc. (now known as MascoTech,
                       Inc.)(4)
            10.d       Stock Repurchase Agreement dated as of May 1, 1984 between Masco
                       Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.)
                       and related forfeiture letter dated September 20, 1985, Amendment to
                       Stock Repurchase Agreement dated as of December 20, 1990(3) and
                       Agreement

                       dated as of November 23, 1993 including an amendment to Stock
                       Repurchase Agreement.
            Note:      Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the
                       Directors and executive officers of the company participate.
            10.e       Masco Corporation 1991 Long-Term Stock Incentive Plan.(3)
            10.f       Masco Corporation 1988 Restricted Stock Incentive Plan (Restated
                       September 11, 1990).(4)
            10.g       Masco Corporation 1988 Stock Option Plan (Restated September 11,
                       1990).(4)
            10.h       Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
                       (Restated September 11, 1990).(4)
            10.i       Masco Corporation 1984 Stock Option Plan (Restated September 11,
                       1990).(4)
            10.j       Masco Corporation Restricted Stock Incentive Plan (Restated September
                       11, 1990).(4)
            10.k       Masco Corporation Non-Qualified Stock Option Plan 1975 (Restated
                       September 11, 1990).(4)
            10.l       MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated
                       September 14, 1993).
            10.m       MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated
                       September 14, 1993).
            10.n       MascoTech, Inc. 1984 Stock Option Plan (Restated September 14, 1993).
            10.o       Masco Corporation Supplemental Executive Retirement and Disability
                       Plan.
            10.p       Form of Agreement dated June 29, 1989 between Masco Corporation and certain of its officers.
            10.q       Amended and Restated Securities Purchase Agreement dated as of
                       November 23, 1993 between Masco Corporation and MascoTech, Inc., including form of Note.
            10.r       Registration Agreement dated as of March 31, 1993 between Masco
                       Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.)
            10.s       Stock Purchase Agreement between Masco Corporation and Masco
                       Industries, Inc. (now known as MascoTech, Inc.) dated as of December
                       23, 1991 (regarding Masco Capital Corporation).(3)
            11         Computation of Primary and Fully Diluted Per Share Earnings.
            12         Computation of Ratio of Earnings to Fixed Charges.
            21         List of Subsidiaries.
            23.a       Consent of Coopers & Lybrand relating to Masco Corporation's Financial
                       Statements and Financial Statement Schedules.
            23.b       Consent of Coopers & Lybrand relating to MascoTech, Inc.'s Financial
                       Statements and Financial Statement Schedules.

- ---------------
     (1) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

     (3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

     (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

     (B) REPORTS ON FORM 8-K.

     The following Current Report on Form 8-K was filed by Masco Corporation in the calendar quarter ended March 31, 1994:

     Report on Form 8-K dated March 2, 1994 reporting under Item 5, "Other Events," the 1993 year end financial results of the Company. The following financial statements were filed with such Report:

     (1) Audited consolidated balance sheet of Masco Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993; and

     (2) Audited consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASCO CORPORATION

                                          By        RICHARD G. MOSTELLER
                                                    RICHARD G. MOSTELLER
                                              Senior Vice President -- Finance

March 24, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


PRINCIPAL EXECUTIVE OFFICER:

    RICHARD A. MANOOGIAN             Chairman of the Board
    RICHARD A. MANOOGIAN               and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

    RICHARD G. MOSTELLER             Senior Vice President -- Finance
    RICHARD G. MOSTELLER

PRINCIPAL ACCOUNTING OFFICER:

    ROBERT B. ROSOWSKI               Vice President -- Controller
    ROBERT B. ROSOWSKI

      WAYNE B. LYON                  President and Director
      WAYNE B. LYON

                                                                            March 24, 1994
     LILLIAN BAUDER                  Director
     LILLIAN BAUDER

    ERWIN L.  KONING                 Director
    ERWIN L. KONING

     JOHN A. MORGAN                  Director
     JOHN A. MORGAN

      ARMAN SIMONE                   Director
      ARMAN SIMONE

     PETER W. STROH                  Director
     PETER W. STROH

                               MASCO CORPORATION

                         FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedules, as required, at December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991:

                                                                                          PAGE
                                                                                          -----
    I.  Marketable Securities -- Other Investments......................................  F-2
   II.  Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties......................................  F-3
    V.  Property, Plant and Equipment...................................................  F-4
   VI.  Accumulated Depreciation, Depletion and Amortization of Property, Plant and
          Equipment.....................................................................  F-5
 VIII.  Valuation and Qualifying Accounts...............................................  F-6
   IX.  Short-Term Borrowings...........................................................  F-7
    X.  Supplementary Income Statement Information......................................  F-8
MascoTech, Inc. and Subsidiaries Consolidated Financial Statements and Financial
  Statement Schedules...................................................................  F-9

                               MASCO CORPORATION

             SCHEDULE I. MARKETABLE SECURITIES -- OTHER INVESTMENTS

                               DECEMBER 31, 1993

            COLUMN A                  COLUMN B            COLUMN C          COLUMN D          COLUMN E
- --------------------------------  -----------------     ------------     --------------     -------------

                                      NUMBER OF
                                      SHARES OR                           MARKET VALUE        AMOUNT AT
                                      UNITS --                              OF EACH          WHICH EACH
                                      PRINCIPAL                             ISSUE AT        ISSUE CARRIED
    NAME OF ISSUER AND TITLE          AMOUNT OF           COST OF           BALANCE            IN THE
         OF EACH ISSUE              BONDS & NOTES        EACH ISSUE        SHEET DATE       BALANCE SHEET
- --------------------------------  -----------------     ------------     --------------     -------------
MARKETABLE SECURITIES
  Current Assets:
     Common Stocks..............          --            $  4,890,000     $    5,560,000     $   4,890,000
                                                        ------------     --------------     -------------
                                                        ------------     --------------     -------------
  Long-Term Assets:
     Common Stocks:
       Home Furnishings.........          --            $  6,830,000     $   12,520,000     $   6,830,000
       Other Consumer
          Products..............          --               2,120,000          1,500,000         2,120,000
                                                        ------------     --------------     -------------
          Total Common Stocks...          --            $  8,950,000     $   14,020,000     $   8,950,000
                                                        ------------     --------------     -------------
                                                        ------------     --------------     -------------
OTHER INVESTMENTS
  Equity Investments in
     MascoTech, Inc.............      25,170,000        $294,700,000     $  842,310,000     $ 294,700,000
  Investments, Other............          --             181,710,000        232,420,000       181,710,000
                                                        ------------     --------------     -------------
                                                        $476,410,000     $1,074,730,000     $ 476,410,000
                                                        ------------     --------------     -------------
                                                        ------------     --------------     -------------

                               MASCO CORPORATION

     SCHEDULE II. AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


         COLUMN A            COLUMN B       COLUMN C             COLUMN D                     COLUMN E
- --------------------------- -----------    ----------    -------------------------   --------------------------
                                                                DEDUCTIONS                   BALANCE AT
                            BALANCE AT                   -------------------------       DECEMBER 31, 1993
                            JANUARY 1,                    AMOUNTS       AMOUNTS      --------------------------
      NAME OF DEBTOR           1993        ADDITIONS     COLLECTED    WRITTEN OFF      CURRENT     NON CURRENT
- --------------------------  -----------    ----------    ----------   ------------   -----------   ------------
                                (A)                                                      (A)
Gerald Bright.............. $   225,000                  $  225,000                       --
David A. Doran.............   1,350,000                     381,000                  $   969,000
Ronald L. Jones............     900,000                      --                          900,000
Raymond F. Kennedy.........   1,350,000                      --                        1,350,000
John R. Leekley............   1,350,000                   1,350,000                       --
Wayne B. Lyon..............   2,250,000                      --                        2,250,000
Richard A. Manoogian.......   7,200,000                      --                        7,200,000
Richard G. Mosteller.......   2,250,000                   1,595,000                      655,000
John C. Nicholls, Jr. .....     900,000                      --                          900,000
Peter J. Pirsch............     450,000                      --                          450,000
Robert B. Rosowski.........     450,000                      --                          450,000
John F. Ullrich............     900,000                     262,000                      638,000
Samuel Valenti, III........   2,250,000                      --                        2,250,000
David G. Wesenberg.........     225,000                     225,000                       --
                            -----------    ----------    ----------   ------------   -----------   ------------
                             22,050,000        --         4,038,000        --         18,012,000        --
Accrued Interest on Notes
  Receivable...............   5,402,000    $1,428,000     1,156,000        --          5,674,000        --
Discount on Notes
  Receivable(B)............  (1,409,000)      977,000         --           --           (432,000)       --
                            -----------    ----------    ----------   ------------   -----------   ------------
                            $26,043,000    $2,405,000    $5,194,000        --        $23,254,000        --
                            -----------    ----------    ----------   ------------   -----------   ------------
                            -----------    ----------    ----------   ------------   -----------   ------------

     All amounts receivable are related to an incentive program of the Company that has been disclosed in previous proxy statements of the Company and that will be described in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders to be filed on or before April 30, 1994.

Notes:
  (A) Amounts receivable from employees are due June 30, 1994. The stated rate of interest is 7%.
  (B) Represents the discount pertaining to the difference between the stated rate of interest of 7% and the effective rate of interest of approximately 9%.

     Activity for 1992 includes interest income of $1,555,000, discount amortization of $681,000 and, in consideration for return to the Company of assets of approximate equal value, cancellation of the receivable balances of $1,592,000 for two former employees.

     Activity for 1991 includes interest income of $1,733,000 and discount amortization of $545,000.

                               MASCO CORPORATION

                   SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                COLUMN A                        COLUMN B        COLUMN C       COLUMN D      COLUMN E         COLUMN F
               -----------                   --------------   ------------   ------------  ------------    --------------

                                                                                              OTHER
                                             BALANCE AT                                      CHANGES
                                             BEGINNING       ADDITIONS                         ADD          BALANCE AT
               DESCRIPTION                   OF PERIOD        AT COST        RETIREMENTS     (DEDUCT)      END OF PERIOD
               -----------                 --------------   ------------     ------------  ------------    --------------
                                                                (A)                            (B)
1993:
  Land and land improvements.............  $   77,080,000   $  3,580,000   $  1,580,000   $   (410,000)   $   78,670,000
  Buildings..............................     574,960,000     22,000,000      7,180,000      5,850,000       595,630,000
  Machinery and equipment................     692,490,000     45,180,000     15,110,000     21,280,000       743,840,000
  Office, delivery and other equipment...     178,920,000     24,110,000     10,400,000      4,110,000       196,740,000
  Construction in progress...............      30,550,000     71,670,000      1,930,000    (31,810,000)       68,480,000
                                           --------------   ------------   ------------   ------------    --------------
                                           $1,554,000,000   $166,540,000   $ 36,200,000   $   (980,000)   $1,683,360,000
                                           --------------   ------------   ------------   ------------    --------------
                                           --------------   ------------   ------------   ------------    --------------
1992:
  Land and land improvements.............  $   75,420,000   $  1,560,000   $    680,000   $    780,000    $   77,080,000
  Buildings..............................     556,520,000     19,540,000      4,460,000      3,360,000       574,960,000
  Machinery and equipment................     634,310,000     47,300,000      6,020,000     16,900,000       692,490,000
  Office, delivery and other equipment...     166,450,000     18,990,000      9,350,000      2,830,000       178,920,000
  Construction in progress...............      27,460,000     35,780,000      2,050,000    (30,640,000)       30,550,000
                                           --------------   ------------   ------------   ------------    --------------
                                           $1,460,160,000   $123,170,000   $ 22,560,000   $ (6,770,000)   $1,554,000,000
                                           --------------   ------------   ------------   ------------    --------------
                                           --------------   ------------   ------------   ------------    --------------
1991:
  Land and land improvements.............  $   73,460,000   $  2,780,000   $    980,000   $    160,000    $   75,420,000
  Buildings..............................     476,570,000     18,740,000      3,880,000     65,090,000       556,520,000
  Machinery and equipment................     581,910,000     46,140,000     16,720,000     22,980,000       634,310,000
  Office, delivery and other equipment...     150,900,000     18,500,000      6,270,000      3,320,000       166,450,000
  Construction in progress...............      92,150,000     32,350,000        280,000    (96,760,000)       27,460,000
                                           --------------   ------------   ------------   ------------    --------------
                                           $1,374,990,000   $118,510,000   $ 28,130,000   $ (5,210,000)   $1,460,160,000
                                           --------------   ------------   ------------   ------------    --------------
                                           --------------   ------------   ------------   ------------    --------------

Notes:
  (A) Including fixed asset additions of $5,480,000 in 1992 and $5,520,000 in 1991 obtained through the purchase of companies.
  (B) Adjustments and reclassifications between noncurrent asset accounts and the effect of foreign currency translation.

                               MASCO CORPORATION

       SCHEDULE VI.  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                  COLUMN A                      COLUMN B       COLUMN C       COLUMN D       COLUMN E        COLUMN F
                 -----------                  ------------    -----------    -----------    -----------    ------------

                                                               ADDITIONS                       OTHER
                                               BALANCE AT     CHARGED TO                      CHANGES       BALANCE AT
                                               BEGINNING       COSTS AND                        ADD           END OF
                 DESCRIPTION                   OF PERIOD       EXPENSES      RETIREMENTS     (DEDUCT)         PERIOD
                 -----------                  ------------    -----------    -----------    -----------    ------------
                                                                                                (A)
1993:
  Land improvements.......................... $  7,350,000    $   890,000        --         $   (90,000)   $  8,150,000
  Buildings..................................  121,130,000     17,310,000    $4,430,000      (1,640,000)    132,370,000
  Machinery and equipment....................  297,350,000     43,690,000     8,300,000       2,920,000     335,660,000
  Office, delivery and other equipment.......   97,640,000     20,210,000     8,100,000       2,260,000     112,010,000
                                              ------------    -----------    -----------    -----------    ------------
                                              $523,470,000    $82,100,000    $20,830,000    $ 3,450,000    $588,190,000
                                              ------------    -----------    -----------    -----------    ------------
                                              ------------    -----------    -----------    -----------    ------------
1992:
  Land improvements.......................... $  6,360,000    $   880,000    $   30,000     $   140,000    $  7,350,000
  Buildings..................................  105,020,000     17,160,000     1,560,000         510,000     121,130,000
  Machinery and equipment....................  267,480,000     41,960,000     4,250,000      (7,840,000)    297,350,000
  Office, delivery and other equipment.......   81,230,000     19,350,000     7,000,000       4,060,000      97,640,000
                                              ------------    -----------    -----------    -----------    ------------
                                              $460,090,000    $79,350,000    $12,840,000    $(3,130,000)   $523,470,000
                                              ------------    -----------    -----------    -----------    ------------
                                              ------------    -----------    -----------    -----------    ------------
1991:
  Land improvements.......................... $  5,380,000    $ 1,020,000    $  130,000     $    90,000    $  6,360,000
  Buildings..................................   90,110,000     14,630,000       900,000       1,180,000     105,020,000
  Machinery and equipment....................  238,050,000     37,610,000     6,840,000      (1,340,000)    267,480,000
  Office, delivery and other equipment.......   71,310,000     16,930,000     4,300,000      (2,710,000)     81,230,000
                                              ------------    -----------    -----------    -----------    ------------
                                              $404,850,000    $70,190,000    $12,170,000    $(2,780,000)   $460,090,000
                                              ------------    -----------    -----------    -----------    ------------
                                              ------------    -----------    -----------    -----------    ------------

NOTE:
  (A) Adjustments and reclassifications between noncurrent asset accounts and the effect of foreign currency translation.

                               MASCO CORPORATION

               SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                COLUMN A                    COLUMN B              COLUMN C              COLUMN D        COLUMN E
              -----------                  -----------    -------------------------    -----------    -------------

                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT       CHARGED       CHARGED
                                            BEGINNING       TO COSTS      TO OTHER                     BALANCE AT
              DESCRIPTION                   OF PERIOD     AND EXPENSES    ACCOUNTS     DEDUCTIONS     END OF PERIOD
              -----------                  -----------    ------------    ---------    -----------    -------------
                                                                             (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheet:
    1993................................   $16,340,000    $12,900,000     $(130,000)   $10,040,000     $19,070,000
                                           -----------    ------------    ---------    -----------    -------------
                                           -----------    ------------    ---------    -----------    -------------
    1992................................   $13,680,000    $15,460,000        --        $12,800,000     $16,340,000
                                           -----------    ------------    ---------    -----------    -------------
                                           -----------    ------------    ---------    -----------    -------------
    1991................................   $13,010,000    $14,300,000        --        $13,630,000     $13,680,000
                                           -----------    ------------    ---------    -----------    -------------
                                           -----------    ------------    ---------    -----------    -------------

Notes:
  (A) Allowance of companies acquired and companies disposed of, net.
  (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                               MASCO CORPORATION

                      SCHEDULE IX.  SHORT-TERM BORROWINGS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

           COLUMN A                 COLUMN B     COLUMN C      COLUMN D        COLUMN E       COLUMN F
- ------------------------------   ------------    --------    ------------    ------------    -------------

                                                               MAXIMUM         AVERAGE         WEIGHTED
                                                 WEIGHTED       AMOUNT          AMOUNT          AVERAGE
                                  BALANCE AT     AVERAGE     OUTSTANDING     OUTSTANDING     INTEREST RATE
    CATEGORY OF AGGREGATE           END OF       INTEREST     DURING THE      DURING THE      DURING THE
     SHORT-TERM BORROWING           PERIOD         RATE         PERIOD          PERIOD          PERIOD
- ------------------------------   ------------    --------    ------------    ------------    -------------
                                                                                 (A)              (A)
1993:
  Payable to banks (various
     due dates)...............   $ 30,300,000      5.5%      $126,640,000    $ 95,050,000         4.4%
  Other (various due dates)...      2,860,000      8.3%         2,860,000       2,340,000         8.9%
                                 ------------
                                 $ 33,160,000
                                 ------------
                                 ------------
1992:
  Payable to banks (various
     due dates)...............   $ 93,040,000      5.5%      $148,090,000    $122,600,000         6.1%
  Other (various due dates)...      1,770,000      9.8%         7,970,000       3,520,000         8.4%
                                 ------------
                                 $ 94,810,000
                                 ------------
                                 ------------
1991:
  Payable to banks (various
     due dates)...............   $127,990,000      8.3%      $186,030,000    $163,400,000         8.3%
  Other (various due dates)...      4,060,000      6.9%        13,750,000      10,360,000         7.3%
                                 ------------
                                 $132,050,000
                                 ------------
                                 ------------

Note:
  (A) Computed primarily using the average daily balances or interest rates.

                               MASCO CORPORATION

            SCHEDULE X.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                           COLUMN A                                       COLUMN B
                          -----------                                     --------
                                                                CHARGED TO COSTS AND EXPENSES
                                                         -------------------------------------------
ITEM                      DESCRIPTION                        1993           1992           1991
- ----                      -----------                    -------------  -------------  -------------
 1.     Maintenance and repairs........................  $  67,470,000  $  63,660,000  $  58,190,000
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------
 5.     Advertising costs..............................  $ 166,770,000  $ 143,750,000  $ 127,500,000
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------

     Other captions provided for under this schedule are excluded as the amounts related to such captions are not material.

                        MASCOTECH, INC. AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries (formerly Masco Industries, Inc.) as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993, and the financial statement schedules as listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Detroit, Michigan
February 24, 1994

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1993 AND 1992

                                                                      1993              1992
                                                                 --------------    --------------
                                   ASSETS
Current assets:
  Cash and cash investments...................................   $   83,200,000    $   76,000,000
  Receivables.................................................      238,820,000       272,920,000
  Inventories.................................................      140,040,000       222,280,000
  Deferred and refundable income taxes........................       41,780,000        13,990,000
  Prepaid expenses and other assets...........................       52,000,000        47,250,000
                                                                 --------------    --------------
       Total current assets...................................      555,840,000       632,440,000
Equity and other investments in affiliates....................      170,510,000        81,460,000
Property and equipment, net...................................      490,190,000       537,420,000
Excess of cost over net assets of acquired companies..........      439,760,000       479,400,000
Notes receivable and other assets.............................       66,100,000        76,590,000
Net assets of discontinued operations.........................       67,510,000          --
                                                                 --------------    --------------
       Total assets...........................................   $1,789,910,000    $1,807,310,000
                                                                 --------------    --------------
                                                                 --------------    --------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $   95,520,000    $  103,620,000
  Accrued liabilities.........................................      103,260,000       117,430,000
  Current portion of long-term debt...........................        2,830,000        64,430,000
                                                                 --------------    --------------
       Total current liabilities..............................      201,610,000       285,480,000
Long-term debt................................................      788,360,000     1,065,390,000
Deferred income taxes and other long-term liabilities.........      132,310,000       103,040,000
                                                                 --------------    --------------
       Total liabilities......................................    1,122,280,000     1,453,910,000
                                                                 --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25,000,000;
     Outstanding: 10.8 million in 1993 (liquidation value-$216
     million) and .8 million in 1992 (liquidation value-$77.5
     million).................................................       10,800,000           780,000
  Common stock, $1 par: Authorized: 250,000,000; Outstanding:
     60,510,000 and 59,520,000................................       60,510,000        59,520,000
  Paid-in capital.............................................      367,290,000        84,390,000
  Retained earnings...........................................      232,120,000       202,660,000
  Cumulative translation adjustments..........................       (3,090,000)        6,050,000
                                                                 --------------    --------------
       Total shareholders' equity.............................      667,630,000       353,400,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $1,789,910,000    $1,807,310,000
                                                                 --------------    --------------
                                                                 --------------    --------------

The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                    1993               1992               1991
                                               ---------------    ---------------    ---------------
Net sales...................................   $ 1,582,880,000    $ 1,455,320,000    $ 1,266,210,000
Cost of sales...............................    (1,257,480,000)    (1,159,050,000)    (1,054,520,000)
                                               ---------------    ---------------    ---------------
       Gross profit.........................       325,400,000        296,270,000        211,690,000
Selling, general and administrative
  expenses..................................      (179,680,000)      (184,430,000)      (168,100,000)
                                               ---------------    ---------------    ---------------
       Operating profit.....................       145,720,000        111,840,000         43,590,000
                                               ---------------    ---------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation.......        (6,990,000)        (7,800,000)        (7,800,000)
  Other interest expense....................       (74,370,000)       (78,190,000)      (104,680,000)
  Equity and interest income from
     affiliates.............................        21,000,000         15,750,000         29,390,000
  Gain from change in investment of equity
     affiliates.............................         9,490,000         16,700,000          --
  Gain from disposition of operations.......         --                 --                21,500,000
  Other, net................................        26,330,000          9,950,000          5,530,000
                                               ---------------    ---------------    ---------------
                                                   (24,540,000)       (43,590,000)       (56,060,000)
                                               ---------------    ---------------    ---------------
Income (loss) from continuing operations
  before income taxes (credit) and
  extraordinary loss........................       121,180,000         68,250,000        (12,470,000)
Income taxes (credit).......................        50,290,000         29,210,000         (2,120,000)
                                               ---------------    ---------------    ---------------
Income (loss) from continuing operations
  before extraordinary loss.................        70,890,000         39,040,000        (10,350,000)
Discontinued operations (net of income
  taxes):
       Income (loss) from operations of
          discontinued segment..............         2,630,000           (610,000)         1,380,000
       Loss on disposition..................       (22,270,000)         --                 --
                                               ---------------    ---------------    ---------------
Income (loss) before extraordinary loss.....        51,250,000         38,430,000         (8,970,000)
Extraordinary loss (net of income taxes)....        (3,650,000)         --                 --
                                               ---------------    ---------------    ---------------
       Net income (loss)....................   $    47,600,000    $    38,430,000    $    (8,970,000)
                                               ---------------    ---------------    ---------------
                                               ---------------    ---------------    ---------------
Preferred stock dividends...................   $    14,930,000    $     9,300,000    $     9,600,000
                                               ---------------    ---------------    ---------------
                                               ---------------    ---------------    ---------------
       Earnings (loss) attributable to
          common stock......................   $    32,670,000    $    29,130,000    $   (18,570,000)
                                               ---------------    ---------------    ---------------
                                               ---------------    ---------------    ---------------

                                                                    1993
                                                             -------------------
                                                                        ASSUMING
                                                                          FULL       1992       1991
                                                             PRIMARY    DILUTION    PRIMARY    PRIMARY
                                                             -------    --------    -------    -------
Earnings (loss) per common and common equivalent share:
  Continuing operations...................................    $ .97       $.91       $ .49      $(.33)
  Discontinued operations:
     Income (loss) from operations of discontinued
       segment............................................      .05        .04        (.01)       .02
     Loss on disposition..................................     (.39)      *           --         --
                                                             -------    --------    -------    -------
  Income (loss) before extraordinary loss.................      .63        .63         .48       (.31)
  Extraordinary loss......................................     (.06)      *           --         --
                                                             -------    --------    -------    -------
  Earnings (loss) attributable to common stock............    $ .57       $.57       $ .48      $(.31)
                                                             -------    --------    -------    -------
                                                             -------    --------    -------    -------

- -------------------------
* Anti-dilutive

The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                            1993             1992             1991
                                                        -------------    -------------    -------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income (loss)...............................   $  47,600,000    $  38,430,000    $  (8,970,000)
     Gain, sale of assets............................        --               --            (21,500,000)
     Gain from change in investment..................      (9,490,000)     (16,700,000)        --
     Depreciation and amortization...................      59,810,000       59,920,000       59,040,000
     Equity earnings, net of dividends...............     (12,000,000)      (5,250,000)      (4,460,000)
     Deferred taxes..................................      15,590,000        3,130,000        3,270,000
     (Decrease) in valuation allowance for marketable
       securities....................................        --               --            (13,730,000)
     (Increase) decrease in receivables..............      (5,900,000)     (23,930,000)       9,780,000
     (Increase) decrease in inventories..............      (2,990,000)      (2,920,000)      25,120,000
     (Increase) decrease in prepaid expenses.........     (11,650,000)       4,010,000       (4,470,000)
     Decrease in accounts payable and accrued
       liabilities...................................      (5,900,000)     (12,930,000)        (530,000)
     Other, net, including extraordinary loss........       8,180,000       13,540,000        2,950,000
     Discontinued operations, net....................      16,700,000          830,000       (3,340,000)
                                                        -------------    -------------    -------------
       Net cash from operating activities............      99,950,000       58,130,000       43,160,000
                                                        -------------    -------------    -------------
  FINANCING:
     Increase in debt................................        --             11,670,000       14,720,000
     Payment or repurchase of debt...................    (150,020,000)    (135,490,000)    (122,430,000)
     Issuance of preferred stock.....................     209,520,000         --               --
     Retirement of preferred stock...................    (100,000,000)        --               --
     Payment of dividends............................     (16,020,000)      (9,300,000)      (7,280,000)
     Other, net......................................       3,770,000       (2,240,000)        --
                                                        -------------    -------------    -------------
       Net cash used for financing activities........     (52,750,000)    (135,360,000)    (114,990,000)
                                                        -------------    -------------    -------------
  INVESTMENTS:
     Cash received from redemption of TriMas
       subordinated debentures.......................        --             88,000,000       40,000,000
     Cash paid Masco Corporation.....................     (87,500,000)        --               --
     Cash received from dispositions:
       Energy-related segment........................      93,450,000         --               --
       Masco Capital.................................        --               --             49,450,000
       Other operations..............................        --               --             52,110,000
     Masco Capital distributions, net................        --               --             21,220,000
     Capital expenditures............................     (59,540,000)     (60,000,000)     (48,630,000)
     Decrease in marketable securities, net..........       2,980,000        3,150,000       26,190,000
     Other, net......................................      10,610,000        4,130,000        7,050,000
                                                        -------------    -------------    -------------
       Net cash (used for) from investing
          activities.................................     (40,000,000)      35,280,000      147,390,000
                                                        -------------    -------------    -------------
CASH AND CASH INVESTMENTS:
  Increase (decrease) for the year...................       7,200,000      (41,950,000)      75,560,000
  At January 1.......................................      76,000,000      117,950,000       42,390,000
                                                        -------------    -------------    -------------
       At December 31................................   $  83,200,000    $  76,000,000    $ 117,950,000
                                                        -------------    -------------    -------------
                                                        -------------    -------------    -------------

The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting. Capital transactions by equity affiliates at amounts differing from the Company's carrying amount are reflected in other income or expense and the investment in affiliates account.

     Certain amounts for the years ended December 31, 1992 and 1991 have been reclassified to conform to the presentation adopted in 1993. The statements of income and cash flows for 1993, 1992 and 1991 and related notes have been reclassified to present the Energy-related segment as discontinued operations. In addition, the balance sheet as of December 31, 1993 reflects the Energy-related segment as discontinued operations (see "Discontinued Operations" note). The balance sheet as of December 31, 1992 has not been reclassified for discontinued operations. Effective June 23, 1993 the Company changed its name to MascoTech, Inc. from Masco Industries, Inc.

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1993 owned approximately 42 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, including net sales related to discontinued operations, aggregated approximately $11 million in each of 1993, 1992 and 1991.

     Cash and Cash Investments. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash investments. The carrying amount reported in the balance sheet for cash and cash investments approximates fair value. At December 31, 1993, the Company has $33 million on deposit with a German bank that is subject to currency exchange rate fluctuations.

     Receivables. Receivables are presented net of allowances for doubtful accounts of $5.1 million and $7.2 million at December 31, 1993 and 1992, respectively.

     Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

     Property and Equipment, Net. Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Repair and maintenance costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment there was no permanent impairment related to excess of cost over net assets of acquired companies at December 31, 1993.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1993 and 1992, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $98.4 million and $105.1 million, respectively. Amortization expense was $22.2 million, $22.8 million and $21.2 million in 1993, 1992 and 1991, respectively, including amortization expense of approximately $1.6 million in each year related to discontinued operations.

     Income Taxes. In January, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. Previously, the Company used the SFAS No. 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. There was no income statement impact from the adoption of SFAS No. 109 and the required balance sheet reclassification was immaterial. Provision is made for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless such earnings are considered permanently reinvested.

     Earnings (Loss) Per Common Share. Primary earnings (loss) per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding (including the dilutive effect of options and warrants, utilizing the treasury stock method) of 57.4 million, 60.9 million and
59.7 million in 1993, 1992 and 1991, respectively, and earnings (loss) after deducting preferred stock dividends of $14.9 million, $9.3 million and $9.6 million in 1993, 1992 and 1991, respectively.

     Fully diluted earnings (loss) per common share are only presented when the assumed conversion of convertible debentures is dilutive. Fully diluted earnings per share in 1993 were calculated based on 68.8 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings (loss) in 1992 or 1991. The shares of Dividend Enhanced Convertible Stock DECSSM (the "DECS") issued in 1993 (see "Shareholders' Equity" note) are common stock equivalents, but are not included in the calculation of primary or fully diluted shares outstanding as such inclusion would be anti-dilutive.

     In late 1993, approximately 10.4 million shares were issued as a result of the conversion of the 6% Convertible Subordinated Debentures (see "Shareholders' Equity" note). If such conversion had taken place at the beginning of 1993, the primary earnings per common and common equivalent share amounts would have approximated the amounts presented for earnings per common and common equivalent share, assuming full dilution, for the year ended December 31, 1993.

     Adoption of Statements of Financial Accounting Standards. The Company expects that the adoption of Statements of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits", SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" will not have a material impact on the financial position or the results of operations of the Company when adopted in 1994 and 1995.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1993: in addition to the payment by the Company of $87.5 million, the non-cash portion of the issuance of Company Preferred Stock and warrants in exchange for Company Common Stock, Company Preferred Stock and Masco Corporation's holdings of Emco Limited common stock and convertible debentures (see "Shareholders' Equity" note); conversion of $187 million of convertible debentures into Company Common Stock

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(see "Shareholders' Equity" note); and conversion of the Company's TriMas Corporation ("TriMas") convertible preferred stock holdings into TriMas common stock (see "Equity and Other Investments in Affiliates" note); and in 1991: an exchange of certain operating assets (see "Dispositions of Other Operations" note); and the assumption of liabilities of $18 million in partial exchange for the acquisition of Creative Industries Group (see "Equity and Other Investments in Affiliates" note).

     Income taxes paid were $32 million in 1993 and $23 million in 1992. Income tax refunds of $8 million were received in 1991. Interest paid was $82 million, $91 million and $115 million in 1993, 1992 and 1991, respectively.

DISCONTINUED OPERATIONS:

     In late November, 1993, the Company adopted a formal plan to divest its Energy-related business segment, which consisted of seven business units. Accordingly, the consolidated statements of income and cash flows and related notes have been reclassified to present such Energy-related segment as discontinued operations. During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas for $60 million cash. The expected loss from the planned disposition of the Company's Energy-related segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax), including a provision for the businesses not yet sold and the deferral of a portion of the gain (approximately $6 million after-tax) related to the sale of the business to TriMas. The Company expects to sell the remaining business units in privately negotiated transactions in 1994.

     Selected financial information for discontinued operations is as follows as at December 31, 1993 and for the period up to the decision to discontinue in 1993 and for the years ended December 31, 1992 and 1991:

                                                                               (IN THOUSANDS)
                                                            1993          1992        1991
                                                        ------------    --------    --------
        Net sales....................................     $191,930      $201,520    $200,780
                                                        ------------    --------    --------
                                                        ------------    --------    --------
        Operating income.............................     $  5,540      $  3,050    $  1,070
        Other income (expense).......................         (480)         (960)        910
                                                        ------------    --------    --------
        Pre-tax income...............................        5,060         2,090       1,980
        Income taxes.................................        2,430         2,700         600
                                                        ------------    --------    --------
        Income (loss) from discontinued operations...     $  2,630      $   (610)   $  1,380
                                                        ------------    --------    --------
                                                        ------------    --------    --------

                                                             AT
                                                        DECEMBER 31,
                                                            1993
                                                        ------------
        Receivables..................................     $ 34,890
        Inventories..................................       39,320
        Non-current assets...........................       40,690
        Current liabilities..........................      (14,550)
        Other, principally provision for disposition
          costs......................................      (32,840)
                                                        ------------
        Net assets of discontinued operations........     $ 67,510
                                                        ------------
                                                        ------------

     The unusual relationship of income taxes to pre-tax income in 1992 results principally from foreign losses for which no tax benefit was recorded. Operating and pre-tax income include charges of $6 million in 1991, principally related to the discontinuance of product lines and the cost of restructuring several businesses.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DISPOSITIONS OF OTHER OPERATIONS:

     In separate transactions from late 1989 to early 1991, the Company divested itself of three subsidiaries and received consideration of approximately $160 million, of which $108 million was received in 1990. The remaining $52 million was received in 1991. In addition, in 1991 the Company disposed of certain equity affiliates, and exchanged operating assets aggregating approximately $27 million.

     These transactions, including the disposition of Masco Capital Corporation (see "Equity and Other Investments in Affiliates" note), resulted in an approximate $22 million pre-tax gain in 1991.

INVENTORIES:

                                                                          (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Finished goods...........................................   $ 39,400    $ 80,220
        Work in process..........................................     38,240      49,970
        Raw material.............................................     62,400      92,090
                                                                    --------    --------
                                                                    $140,040    $222,280
                                                                    --------    --------
                                                                    --------    --------

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                          AT DECEMBER 31
                                                                       --------------------
                                                                       1993    1992    1991
                                                                       ----    ----    ----
        TriMas Corporation..........................................    43%     28%     41%
        Emco Limited................................................    43%     --      --
        Titan Wheel International, Inc. ............................    21%     47%     20%

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The carrying amount of investments in affiliates at December 31, 1993 and 1992 and quoted market values at December 31, 1993 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                             (IN THOUSANDS)
                                                             1993
                                                            QUOTED       1993        1992
                                                            MARKET     CARRYING    CARRYING
                                                            VALUE       AMOUNT      AMOUNT
                                                           --------    --------    --------
        Common stock:
          TriMas Corporation.............................. $387,830    $ 40,550    $ 42,630
          Emco Limited....................................   65,190      50,470       --
          Titan Wheel International, Inc. ................   37,580      15,500       4,130
                                                           --------    --------    --------
        Common stock holdings.............................  490,600     106,520      46,760
                                                           --------    --------    --------
        Convertible debt:
          Emco Limited....................................   33,520      30,700       --
                                                           --------    --------    --------
        Convertible debt holdings.........................   33,520      30,700       --
                                                           --------    --------    --------
        Investments in publicly traded affiliates......... $524,120     137,220      46,760
                                                           --------
                                                           --------
        Other non public affiliates.......................               33,290      34,700
                                                                       --------    --------
               Total......................................             $170,510    $ 81,460
                                                                       --------    --------
                                                                       --------    --------

     In 1988, the Company transferred several businesses to TriMas, a publicly traded, diversified manufacturer of commercial, industrial and consumer products. In exchange, the Company received $128 million principal amount of 14% Subordinated Debentures (which were subsequently redeemed resulting in prepayment premium income to the Company of $9 million in 1992 and $4 million in
1991), $70 million (liquidation value) of 10% Convertible Participating Preferred Stock and 9.3 million shares of TriMas common stock.

     During the second quarter of 1992, TriMas sold 9.2 million shares of newly issued common stock at $9.75 per share in a public offering, which reduced the Company's common equity ownership interest in TriMas to 28 percent from 41 percent. As a result, the Company recognized a pre-tax gain of $16.7 million from the change in the Company's common equity ownership interest in TriMas. In late 1993, the TriMas 10% Convertible Participating Preferred Stock held by the Company was converted at a conversion price of $9 per share into 7.8 million shares of TriMas common stock, increasing the Company's common equity ownership interest in TriMas to 43 percent.

     In 1993, the Company sold a business unit to TriMas for $60 million cash (see "Discontinued Operations" note).

     Included in notes receivable are approximately $10.7 million of notes which resulted from the sale by the Company of one million shares of its TriMas common stock holdings to members of the Company's executive management group in mid-1989. The notes have an effective interest rate of nine percent, payable at maturity in mid-1994. Ownership and resale of certain of such shares is restricted and subject to the continuing employment of these executives.

     TriMas' Board of Directors declared a 100 percent stock distribution (one additional share for every share held) to its shareholders effective July 19, 1993. TriMas share amounts and per share prices have been restated to reflect this distribution.

     The Company's holdings in Emco Limited ("Emco") were acquired from Masco Corporation in 1993 (see "Shareholders' Equity" note). Emco is a major, publicly traded, Canadian based

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) manufacturer and distributor of building and other industrial products with annual sales of approximately $800 million.

     At December 31, 1992, the Company had an approximate 47 percent common equity ownership interest in Titan Wheel International, Inc. ("Titan"), a manufacturer of wheels and other products for agricultural, construction and other off-highway equipment markets. In May, 1993, Titan completed an initial public offering of three million shares of common stock at $15 per share (including 292,000 shares held by the Company), reducing the Company's common equity ownership interest in Titan to 24 percent. The Company's ownership interest was further reduced in late 1993 to 21 percent as a result of the issuance of additional common shares by Titan in connection with an acquisition by Titan. These transactions resulted in 1993 gains aggregating approximately $12.8 million pre-tax (principally in the second quarter) as a result of the sale of shares held by the Company and from the change in the Company's common equity ownership interest in Titan.

     During the second quarter of 1991, the Company acquired the remaining 50 percent equity ownership interest of Creative Industries Group, which had sales in 1990 of approximately $150 million.

     In 1991, Masco Capital Corporation ("Masco Capital") sold its principal asset and used the proceeds to repay its outstanding bank borrowings and to make loan repayments and distributions to its shareholders, whereby the Company received approximately $65 million (including repayment of $44 million advanced during 1991). In addition, the Company subsequently sold its 50 percent equity ownership interest in Masco Capital to the other shareholder, Masco Corporation, for approximately $50 million (which resulted in a pre-tax gain of approximately $5 million) and contingent amounts based on the future value of certain assets held by Masco Capital.

     In addition to its equity and other investments in publicly traded affiliates, the Company retains interests in privately held manufacturers of automotive components, including the Company's 50 percent common equity ownership interests in Autostyle, Inc., a manufacturer of reaction injection molded automotive components, and Elbi-Hi Ram, Inc., a manufacturer of electrical and electronic automotive components.

     Approximate combined condensed financial data of the Company's equity affiliates (including Emco after date of investment, Creative Industries Group through date of acquisition (second quarter 1991) and Masco Capital through date of disposition) are as follows:

                                                                      (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                  ----------------------
                                                                    1993         1992
                                                                  ---------    ---------
        Current assets.........................................   $ 657,680    $ 261,730
        Current liabilities....................................    (222,580)    (128,300)
                                                                  ---------    ---------
        Working capital........................................     435,100      133,430
        Property and equipment, net............................     349,740      214,760
        Excess of cost over net assets of acquired companies...     170,760      113,660
        Other assets...........................................      69,540       33,210
        Long-term debt.........................................    (628,520)    (271,220)
        Deferred income taxes and other long-term
          liabilities..........................................     (34,950)     (24,900)
                                                                  ---------    ---------
        Shareholders' equity...................................   $ 361,670    $ 198,940
                                                                  ---------    ---------
                                                                  ---------    ---------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          FOR THE YEARS ENDED DECEMBER 31
                                                         ----------------------------------
                                                            1993         1992        1991
                                                         ----------    --------    --------
        Net sales.....................................   $1,412,620    $655,120    $684,990
                                                         ----------    --------    --------
                                                         ----------    --------    --------
        Operating profit..............................   $  119,780    $ 77,860    $ 82,000
                                                         ----------    --------    --------
                                                         ----------    --------    --------
        Net income before preferred stock dividends...   $   57,280    $ 30,200    $ 24,300
                                                         ----------    --------    --------
                                                         ----------    --------    --------

     Equity and interest income from affiliates consists of the following:

                                                                   (IN THOUSANDS)
                                                          FOR THE YEARS ENDED DECEMBER 31
                                                         ----------------------------------
                                                            1993         1992        1991
                                                         ----------    --------    --------
        The Company's equity in affiliates' earnings
          available for common shareholders...........   $   12,890    $  5,250    $  4,470
        Dividends on TriMas preferred stock...........        5,250       7,000       7,000
        Interest income...............................        2,860       3,500      17,920
                                                         ----------    --------    --------
        Equity and interest income from affiliates....   $   21,000    $ 15,750    $ 29,390
                                                         ----------    --------    --------
                                                         ----------    --------    --------

PROPERTY AND EQUIPMENT, NET:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Cost:
          Land and land improvements.............................   $ 33,720    $ 39,740
          Buildings..............................................    158,750     182,460
          Machinery and equipment................................    605,600     669,800
                                                                    --------    --------
                                                                     798,070     892,000
        Less accumulated depreciation............................    307,880     354,580
                                                                    --------    --------
                                                                    $490,190    $537,420
                                                                    --------    --------
                                                                    --------    --------

     Depreciation expense totalled $48 million, $46 million and $47 million in 1993, 1992 and 1991, respectively. These amounts include depreciation expense of approximately $8 million in each year related to discontinued operations.

ACCRUED LIABILITIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1993        1992
                                                                    --------    --------
        Salaries, wages and commissions..........................   $ 22,970    $ 23,800
        Income taxes.............................................      5,930       5,370
        Interest.................................................     20,420      20,760
        Insurance................................................     11,010      12,150
        Property, payroll and other taxes........................      9,360      10,340
        Other....................................................     33,570      45,010
                                                                    --------    --------
                                                                    $103,260    $117,430
                                                                    --------    --------
                                                                    --------    --------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                   ----------------------
                                                                     1993         1992
                                                                   --------    ----------
        Held by Masco Corporation:
          6% Convertible Subordinated Debentures, due 2011......      --       $  130,000
        Held by Banks and Others:
          Bank revolving credit agreement, due 1997.............   $295,000       410,000
          10% Senior Subordinated Notes, due
             March, 1995 (noncallable)..........................    233,150       233,150
          10 1/4% Senior Subordinated Notes, due 1997...........    250,000       250,000
          6% Convertible Subordinated Debentures, due 2011......      --           56,890
          Bank term loan, due 1996..............................      --           31,090
          Other.................................................     13,040        18,690
                                                                   --------    ----------
                                                                    791,190     1,129,820
        Less current portion of long-term debt..................      2,830        64,430
                                                                   --------    ----------
        Long-term debt..........................................   $788,360    $1,065,390
                                                                   --------    ----------
                                                                   --------    ----------

     In 1993, the Company entered into a new $675 million revolving credit agreement with a group of banks, replacing its prior bank credit agreement (which had consisted of a revolving credit facility and a bank term loan at December 31, 1992). Amounts outstanding under the revolving credit agreement are due in January, 1997; however, under certain circumstances, the due date may be extended to July, 1998. The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately four percent at December 31, 1993).

     The revolving credit agreement requires the maintenance of a specified level of shareholders' equity, with limitations on the ratio of senior debt to earnings, long-term debt (at December 31, 1993 additional borrowing capacity of approximately $380 million was available under this agreement), intangible assets and the acquisition of Company Capital Stock. Under the most restrictive of these provisions, $120 million of retained earnings was available at December 31, 1993 for the payment of cash dividends and the acquisition of Company Capital Stock.

     The 6% Convertible Subordinated Debentures were converted into Company Common Stock in late 1993 (see "Shareholders' Equity" note).

     The senior subordinated notes contain limitations on the payment of cash dividends and the acquisition of Company Capital Stock. In late 1993, the Company called for redemption, on February 1, 1994, the $250 million of 10 1/4% Senior Subordinated Notes. During 1992, the Company repurchased, in open-market transactions, approximately $67 million of its 10% Senior Subordinated Notes at prices approximating face value.

     In early 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds were used to redeem the $250 million of 10 1/4% Subordinated Notes (called in late 1993 for redemption on February 1, 1994) and to reduce other indebtedness. In the fourth quarter of 1993, the Company recognized a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax) related to the call premium (1.25%) and unamortized prepaid debenture expense associated with the call for early extinguishment of the $250 million of 10 1/4% Subordinated Notes. The 10 1/4% Subordinated Notes are classified as non-current as the Company had the intent and the ability to maintain these borrowings on a long-term basis (due to the issuance of the

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4 1/2% Convertible Subordinated Debentures). The maturities of long-term debt during the next five years are as follows (in millions): 1994 -- $3;
1995 -- $234; 1996 -- $1; 1997 -- $303; and 1998 -- $0.

SHAREHOLDERS' EQUITY:

                                                                                               (IN THOUSANDS)
                                                                                  CUMULATIVE
                                 PREFERRED     COMMON     PAID-IN     RETAINED    TRANSLATION    SHAREHOLDERS'
                                   STOCK       STOCK      CAPITAL     EARNINGS    ADJUSTMENTS       EQUITY
                                 ---------    --------    --------    --------    -----------    ------------
Balance, January 1, 1991......    $   780     $ 59,450    $ 83,800    $192,100      $19,880       $  356,010
  Net (loss)..................      --           --          --         (8,970)      --               (8,970)
  Preferred stock dividends...      --           --          --         (9,600)      --               (9,600)
  Adjustment related to sale
     of foreign operations....      --           --          --          --          (5,130)          (5,130)
  Translation adjustments,
     net......................      --           --          --          --          (5,620)          (5,620)
                                 ---------    --------    --------    --------    -----------    ------------
Balance, December 31, 1991....        780       59,450      83,800     173,530        9,130          326,690
  Net income..................      --           --          --         38,430       --               38,430
  Preferred stock dividends...      --           --          --         (9,300)      --               (9,300)
  Translation adjustments,
     net......................      --           --          --          --          (3,080)          (3,080)
  Exercise of stock options...      --              70         590       --          --                  660
                                 ---------    --------    --------    --------    -----------    ------------
Balance, December 31, 1992....        780       59,520      84,390     202,660        6,050          353,400
  Net income..................      --           --          --         47,600       --               47,600
  Preferred stock dividends...      --           --          --        (14,930)      --              (14,930)
  Common stock dividends......      --           --          --         (3,210)      --               (3,210)
  Retirement of 12%
     Preferred................       (780)       --        (76,720)      --          --              (77,500)
  Issuance of 10% Preferred...      1,000        --         99,000       --          --              100,000
  Issuance of warrants........      --           --         70,800       --          --               70,800
  Issuance of DECS............     10,800        --        198,720       --          --              209,520
  Retirement of common
     stock....................      --         (10,000)    (90,000)      --          --             (100,000)
  Retirement of 10%
     Preferred................     (1,000)       --        (99,000)      --          --             (100,000)
  Conversion of convertible
     debentures...............      --          10,370     174,120       --          --              184,490
  Translation adjustments,
     net......................      --           --          --          --          (9,140)          (9,140)
  Exercise of stock options...      --             620       5,980       --          --                6,600
                                 ---------    --------    --------    --------    -----------    ------------
Balance, December 31, 1993....    $10,800     $ 60,510    $367,290    $232,120      $(3,090)      $  667,630
                                 ---------    --------    --------    --------    -----------    ------------
                                 ---------    --------    --------    --------    -----------    ------------

     On March 31, 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, recorded at $100 million, $77.5 million of the Company's previously outstanding 12% Exchangeable Preferred Stock, and Masco Corporation's holdings of Emco Limited common stock and convertible debentures, recorded at $80.8 million. In exchange, Masco Corporation received $100 million (liquidation value) of the Company's 10% Exchangeable Preferred Stock, seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share, recorded at $70.8 million, and $87.5 million in cash. The transferable warrants are not exercisable by Masco Corporation if an exercise would increase Masco Corporation's common equity ownership interest in the Company above 35 percent. The cash portion of this transaction is included in the accompanying statement of cash flows as cash used for investing activities of $87.5 million. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

through March, 1997, up to $200 million of subordinated debentures. In late 1993, the Company redeemed the 10% Exchangeable Preferred Stock for its $100 million liquidation value.

     In July, 1993, the Company issued 10.8 million shares of 6% Dividend Enhanced Convertible Stock (DECS) at $20 per share ($216 million aggregate liquidation amount) in a public offering (classified as Convertible Preferred Stock). The net proceeds from this issuance were used to reduce the Company's indebtedness. On July 1, 1997, each of the then outstanding shares of the DECS will convert into one share of Company Common Stock, if not previously redeemed by the Company or converted at the option of the holder, in both cases for Company Common Stock.

     Each share of the DECS is convertible at the option of the holder anytime prior to July 1, 1997 into .806 of a share of Company Common Stock, equivalent to a conversion price of $24.81 per share of Company Common Stock. Dividends are cumulative and each share of the DECS has 4/5 of a vote, voting together as one class with holders of Company Common Stock.

     Beginning July 1, 1996, the Company, at its option, may redeem the DECS at a call price payable in shares of Company Common Stock principally determined by a formula based on the then current market price of Company Common Stock. Redemption by the Company, as a practical matter, will generally not result in a call price that exceeds one share of Company Common Stock or is less than .806 of a share of Company Common Stock (resulting from the holder's conversion option).

     The Company's 6% Convertible Subordinated Debentures were called for redemption in late 1993. Substantially all holders, including Masco Corporation, exercised their right to convert these debentures into Company Common Stock (at a conversion price of $18 per share), resulting in the issuance of approximately
10.4 million shares of Company Common Stock.

     The Company's consideration for a 1987 acquisition included two million shares of Company Common Stock which were subject to a stock value guarantee agreement. During the second quarter of 1993, the Company's stock value guarantee obligation was settled, resulting in no material financial impact to the Company.

     The Company commenced paying cash dividends on its Common Stock in August, 1993 and declared three and paid two quarterly dividends in 1993, each in the amount of $.02 per common share.

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1993, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                        1993           1992              1991
                                                                       ------         -------           ------


Options outstanding, January 1.................................          4,540            3,770              2,220
Options granted................................................             30              900              1,730
     Option price per share....................................         $13-26    $6 1/8-10 3/4             $4 1/2
Options cancelled..............................................           --                 60                180
     Option price per share....................................           --             $4 1/2       $4 1/2-9 1/8
Options exercised..............................................            760               70            --
     Option price per share....................................   $4 1/2-9 1/8           $9 1/8            --
                                                                  ------------    -------------       ------------
Options outstanding, December 31...............................          3,810            4,540              3,770
                                                                  ------------    -------------       ------------
                                                                  ------------    -------------       ------------
Options exercisable, December 31...............................            680              880                740
                                                                  ------------    -------------       ------------
                                                                  ------------    -------------       ------------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1993, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 202,000, 251,000 and 675,000 shares of Company Common Stock during 1993, 1992 and 1991, respectively, to key employees of the Company and affiliated companies. The unamortized costs of incentive awards, aggregating approximately $20 million at December 31, 1993, are being amortized over the ten-year vesting periods.

     At December 31, 1993 and 1992, a combined total of 5,631,000 and 5,759,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $10.9 million in 1993, $10.3 million in 1992 and $8.3 million in 1991, including approximately $.9 million in each year related to discontinued operations.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1993:

                                                                             (IN THOUSANDS)
                                                               1993       1992       1991
                                                              -------    -------    -------
        Service cost -- benefits earned during the year....   $ 4,110    $ 4,150    $ 4,140
        Interest cost on projected benefit obligations.....     5,540      5,090      4,590
        Actual return on assets............................    (7,730)    (3,820)    (5,450)
        Net amortization and deferral......................     1,600     (1,800)       430
                                                              -------    -------    -------
        Net periodic pension cost..........................   $ 3,520    $ 3,620    $ 3,710
                                                              -------    -------    -------
                                                              -------    -------    -------

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                                1993      1992      1991
                                                                -----    ------    ------
        Discount rate for obligations........................    7.0%     8.25%     8.25%
        Rate of increase in compensation levels..............    5.0%     6.0 %     6.0 %
        Expected long-term rate of return on plan assets.....   13.0%    13.0 %    13.0 %

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The funded status of the Company's defined-benefit pension plans at December 31, 1993 and 1992 is as follows:

                                                                                         (IN THOUSANDS)
                                                          1993                          1992
                                               --------------------------    --------------------------
                                                 ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                 EXCEED        BENEFITS        EXCEED        BENEFITS
                                               ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
      RECONCILIATION OF FUNDED STATUS           BENEFITS        ASSETS        BENEFITS        ASSETS
- --------------------------------------------   -----------    -----------    -----------    -----------
Actuarial present value of benefit
  obligations:
     Vested benefit obligation..............     $23,040       $  34,280       $20,780        $24,160
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
     Accumulated benefit obligation.........     $24,450       $  38,650       $22,120        $31,200
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
     Projected benefit obligation...........     $35,270       $  39,920       $32,020        $33,030
Assets at fair value........................      29,550          26,560        27,530         23,570
                                               -----------    -----------    -----------    -----------
     Projected benefit obligation in excess
       of plan assets.......................      (5,720)        (13,360)       (4,490)        (9,460)
Reconciling items:
     Unrecognized net loss..................       7,140           8,810         5,920          5,140
     Unrecognized prior service cost........         460           3,250         1,240          3,400
     Unrecognized net (asset) obligation at
       transition...........................      (1,340)           (160)       (1,940)            70
     Adjustment required to recognize
       minimum liability....................      --             (10,840)       --             (6,900)
                                               -----------    -----------    -----------    -----------
     (Accrued) prepaid pension cost.........     $   540       $ (12,300)      $   730        $(7,750)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") for its postretirement benefit plans. This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with the adoption of SFAS 106, the Company elected to recognize the transition obligation on a prospective basis and accordingly, the net transition obligation is being amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the year ended December 31, 1993:

                                                                            (IN THOUSANDS)
                                                                                 1993
                                                                                -------
    Service cost..........................................................       $  300
    Interest cost.........................................................        1,900
    Net amortization......................................................        1,200
                                                                                -------
    Net periodic postretirement benefit cost..............................       $3,400
                                                                                -------
                                                                                -------

     The incremental cost in 1993 of accounting for postretirement health care and life insurance benefits under SFAS 106 amounted to approximately $1.7 million.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Postretirement benefit obligations, none of which are funded, are summarized as follows for the year ended December 31:

                                                                             (IN THOUSANDS)
                                                                                  1993
                                                                              ------------
    Accumulated postretirement benefit obligations:
      Retirees..............................................................    $ 19,400
      Fully eligible active plan participants...............................       1,400
      Other active participants.............................................       6,400
                                                                              ------------
    Total accumulated postretirement benefit obligation.....................      27,200
      Unrecognized net loss.................................................      (2,900)
      Unamortized transition obligation.....................................     (22,500)
                                                                              ------------
    Accrued postretirement benefits.........................................    $  1,800
                                                                              ------------
                                                                              ------------

     The discount rate used in determining the accumulated postretirement benefit obligation was seven percent. The assumed health care cost trend rate in 1993 was 12 percent, decreasing to an ultimate rate in the year 2000 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $2.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.2 million.

SEGMENT INFORMATION:

     The Company's business segments involve the production and sale of the following:

          Transportation-Related Products:

               Precision products, generally produced using advanced metalworking technologies with significant proprietary content, and aftermarket products for the transportation industry.

          Specialty Products:

               Architectural -- Doors, windows, security grilles and office panels and partitions for commercial and residential markets.

               Other -- Products manufactured principally for the defense industry.

     Amounts related to the Company's Energy-related segment have been presented as discontinued operations.

     Corporate assets consist primarily of cash and cash investments, equity and other investments in affiliates and notes receivable.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                         (IN THOUSANDS)
                                                                                                        ASSETS EMPLOYED
                                       NET SALES                    OPERATING PROFIT (B)                 AT DECEMBER 31
                           ----------------------------------   ----------------------------   ----------------------------------
                              1993        1992        1991        1993      1992      1991        1993        1992        1991
                           ----------  ----------  ----------   --------  --------  --------   ----------  ----------  ----------
The Company's operations
  by industry segment are:
Transportation-Related
  Products (A)............ $1,195,000  $1,058,000  $  874,000   $160,000  $124,000  $ 74,000   $  883,000  $  851,000  $  808,000
Specialty Products:
  Architectural...........    289,000     291,000     273,000     (4,000)    2,000   (16,000)     313,000     321,000     322,000
  Other...................     99,000     106,000     119,000      5,000     3,000     1,000      104,000     109,000     114,000
                           ----------  ----------  ----------   --------  --------  --------   ----------  ----------  ----------
        Total............. $1,583,000  $1,455,000  $1,266,000    161,000   129,000    59,000    1,300,000   1,281,000   1,244,000
                           ----------  ----------  ----------
                           ----------  ----------  ----------
Other expense, net........                                       (25,000)  (44,000)  (56,000)
General corporate
  expense.................                                       (15,000)  (17,000)  (15,000)
                                                                --------  --------  --------
Income (loss) from
  continuing operations
  before income taxes
  (credit) and
  extraordinary loss......                                      $121,000  $ 68,000  $(12,000)
                                                                --------  --------  --------
                                                                --------  --------  --------
Corporate assets..........                                                                        422,000     318,000     449,000
Discontinued operations...                                                                         68,000     208,000     210,000
                                                                                               ----------  ----------  ----------
        Total assets......                                                                     $1,790,000  $1,807,000  $1,903,000
                                                                                               ----------  ----------  ----------
                                                                                               ----------  ----------  ----------

                                                                PROPERTY ADDITIONS          DEPRECIATION AND AMORTIZATION
                                                           ----------------------------   ----------------------------------
                                                             1993      1992      1991        1993        1992        1991
                                                           --------  --------  --------   ----------  ----------  ----------
The Company's operations by industry segment are:
Transportation-Related Products..........................   $52,000   $47,000   $37,000      $42,000     $42,000     $41,000
Specialty Products:
  Architectural..........................................     5,000     8,000     8,000       12,000      13,000      12,000
  Other..................................................     3,000     5,000     4,000        6,000       5,000       6,000
        Total............................................   $60,000   $60,000   $49,000      $60,000     $60,000     $59,000

- ---------------
(A) Included within this segment are sales to one customer of $324 million, $268 million and $217 million in 1993, 1992 and 1991, respectively; sales to another customer of $222 million, $216 million and $201 million in 1993, 1992 and 1991, respectively; and sales to a third customer of $186 million, $184 million and $126 million in 1993, 1992 and 1991, respectively.

(B) Included in 1991 operating profit (principally Transportation-Related Products and Architectural Products) are charges of $27 million to reflect the expenses related to the discontinuance of product lines, and the costs of restructuring several businesses. Other expense, net in 1992 and 1991, includes approximately $15 million and $14 million, respectively, to reflect disposition costs related to idle facilities and other long-term assets.

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER INCOME (EXPENSE), NET:

                                                                             (IN THOUSANDS)
                                                              1993       1992        1991
                                                             -------    -------    --------
        Other, net:
          Gains from sales of marketable securities
             (including the effect of valuation
             allowances)..................................   $11,550    $ 4,020    $ 12,010
          Interest income.................................     9,570      9,260       7,890
          Dividend income.................................     3,150      1,750       1,910
          Other, net......................................     2,060     (5,080)    (16,280)
                                                             -------    -------    --------
                                                             $26,330    $ 9,950    $  5,530
                                                             -------    -------    --------
                                                             -------    -------    --------

     Gains realized from sales of marketable securities are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                                             (IN THOUSANDS)
                                                             1993        1992        1991
                                                           --------    --------    --------
        Income (loss) from continuing operations before
          income taxes (credit) and extraordinary loss:
          Domestic......................................   $105,470    $ 57,880    $(34,780)
          Foreign.......................................     15,710      10,370      22,310
                                                           --------    --------    --------
                                                           $121,180    $ 68,250    $(12,470)
                                                           --------    --------    --------
                                                           --------    --------    --------
        Provision for income taxes:
          Federal, current..............................   $ 17,940    $ 12,750    $(19,410)
          State and local...............................      8,350       5,170       4,560
          Foreign.......................................      8,410       8,160       9,460
          Deferred, principally federal.................     15,590       3,130       3,270
                                                           --------    --------    --------
          Income taxes (credit) on income (loss) from
             continuing operations before income taxes
             (credit) and extraordinary loss............   $ 50,290    $ 29,210    $ (2,120)
                                                           --------    --------    --------
                                                           --------    --------    --------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of the net deferred taxes as at December 31, 1993 were as follows:

                                                                         (IN THOUSANDS)
                                                                                1993
                                                                              --------
        Deferred tax assets:
          Charges for restructuring and other costs, net...................   $  7,450
          Inventory........................................................      8,430
          Other, principally deductions reported in different periods for
             financial reporting and tax purposes..........................     18,330
                                                                              --------
                                                                                34,210
                                                                              --------
        Deferred tax liabilities:
          Depreciation and amortization....................................     90,350
          Other, principally equity in undistributed earnings of
             affiliates....................................................     18,450
                                                                              --------
                                                                               108,800
                                                                              --------
          Net deferred tax liability.......................................   $ 74,590
                                                                              --------
                                                                              --------

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before income taxes (credit) and extraordinary loss:

                                                                             (IN THOUSANDS)
                                                               1993       1992       1991
                                                              -------    -------    -------
        U.S. federal statutory rate........................       35%        34%        34%
        Tax (credit) at U.S. federal statutory rate........   $42,410    $23,210    $(4,240)
        State and local taxes, net of federal tax
          benefit..........................................     5,430      3,390      3,030
        Higher effective foreign tax rate..................     2,910      4,670      1,870
        U.S. tax benefit relating to foreign operations....       (90)      (190)    (2,000)
        Dividends-received deduction.......................    (2,290)    (2,320)    (2,360)
        Amortization in excess of tax, net.................     3,820      4,780      4,210
        Other, net.........................................    (1,900)    (4,330)    (2,630)
                                                              -------    -------    -------
          Income taxes (credit) on income (loss) from
             continuing operations before income taxes
             (credit) and extraordinary loss...............   $50,290    $29,210    $(2,120)
                                                              -------    -------    -------
                                                              -------    -------    -------

     Provisions for deferred income taxes by temporary difference components for the years ended December 31, 1992 and 1991 were as follows:

                                                                          (IN THOUSANDS)
                                                                       1992       1991
                                                                      -------    -------
        Accelerated depreciation and amortization..................   $ 4,060    $   550
        Marketable securities valuation............................      (970)     4,660
        Charges for restructuring and other costs, net.............    (2,350)    (1,300)
        Deductions reported in different periods for financial
          reporting and tax purposes...............................        60     (5,770)
        Alternative minimum tax....................................       680      5,180
        Other, net.................................................     1,650        (50)
                                                                      -------    -------
                                                                      $ 3,130    $ 3,270
                                                                      -------    -------
                                                                      -------    -------

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

     Notes Receivable and Other Assets. Fair values of financial instruments included in notes receivable and other assets were estimated using various methods including quoted market prices and discounted future cash flows based on the incremental borrowing rates for similar types of investments. In addition, for variable-rate notes receivable that fluctuate with the prime rate, the carrying amounts approximate fair value.

     Long-Term Debt. The carrying amount of bank debt and certain other long-term debt instruments approximate fair value as the floating rates inherent in this debt reflect changes in overall market interest rates. The fair values of the Company's subordinated debt instruments are based on quoted market prices. The fair values of certain other debt instruments are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of debt instruments.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1993 and 1992 are as follows:

                                                                               (IN THOUSANDS)
                                                         1993                    1992
                                                 --------------------    --------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                                 --------    --------    --------    --------
        Cash and cash investments.............   $ 83,200    $ 83,200    $ 76,000    $ 76,000
        Notes receivable and other assets.....   $ 72,650    $ 80,220    $ 60,150    $ 68,050
        Long-term debt:
          Bank debt...........................   $295,000    $295,000    $441,090    $441,090
          6% Convertible Subordinated               --          --       $186,890    $160,730
             Debentures.......................
          10% Senior Subordinated Notes.......   $233,150    $243,640    $233,150    $237,230
          10 1/4% Senior Subordinated Notes...   $250,000    $254,380    $250,000    $251,880
          Other long-term debt................   $  9,120    $  9,150    $ 10,780    $ 10,780

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                           FOR THE QUARTERS ENDED
                                         ----------------------------------------------------------
                                         DECEMBER 31ST    SEPTEMBER 30TH    JUNE 30TH    MARCH 31ST
                                         -------------    --------------    ---------    ----------
        1993:
        ----
        Net sales.....................     $ 392,600         $373,680       $ 412,530     $404,070
        Gross profit..................     $  76,440         $ 78,600       $  85,610     $ 84,750
        Income from continuing
          operations before
          extraordinary loss:
          Income......................     $  18,510         $ 15,000       $  21,310     $ 16,070
          Per common and common
             equivalent share:
             Primary..................          $.23             $.17            $.34         $.22
             Assuming full dilution...          $.22             $.17            $.31         $.22
        Net income (loss):
          Income (loss)...............     $  (6,980)        $ 15,320       $  21,740     $ 17,520
          Income (loss) attributable
             to common stock..........     $ (11,660)        $  9,900       $  19,240     $ 15,190
          Per common and common
             equivalent share:
             Primary..................         $(.20)            $.18            $.35         $.25
             Assuming full dilution...         $(.15)            $.18            $.32         $.24
        Market price per common share:
          High........................       $28 1/8          $22 5/8             $21      $17 1/4
          Low.........................       $18 3/4          $19 1/2         $15 3/4      $11 3/8

        1992:
        ----
        Net sales.....................     $ 377,790         $358,240       $ 381,470     $337,820
        Gross profit..................     $  70,560         $ 76,320       $  79,340     $ 70,050
        Income from continuing
        operations:
          Income......................     $   7,190         $ 10,300       $  13,510     $  8,040
          Per common and common
             equivalent share.........          $.08             $.13            $.18         $.10
        Net income:
          Income......................     $   8,480         $  9,640       $  12,020     $  8,290
          Income attributable to
             common stock.............     $   6,160         $  7,310       $   9,700     $  5,960
          Per common and common
             equivalent share.........          $.10             $.12            $.16         $.10
        Market price per common share:
          High........................       $12 1/8          $13 5/8         $13 7/8      $11
          Low.........................        $8 3/8          $10 3/8          $8 5/8       $4 3/4

                                MASCOTECH, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain amounts presented above have been reclassified to present a segment of the Company's business as discontinued operations (see "Discontinued Operations" note).

     Results for the second quarters of 1993 and 1992 include pre-tax income of approximately $9 million and $25 million, respectively, as a result of gains associated with the sale of common stock through public offerings by equity affiliates and, in 1992, a prepayment premium related to the redemption of debentures held by the Company. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long-term assets, and other costs and expenses.

     Results for the third quarter of 1993 were reduced by a charge of approximately $.04 per common share reflecting the recently increased 1993 federal corporate income tax rate.

     The fourth quarter of 1993 net loss includes the effect of a $5.8 million pre-tax extraordinary charge ($3.7 million after-tax or $.06 per common share) related to the early extinguishment of subordinated debt (see "Long-Term Debt" note). The fourth quarter of 1993 net loss also includes an after-tax charge of approximately $22 million ($.38 per common share) related to the disposition of a segment of the Company's business (see "Discontinued Operations" note).

     The 1993 results include the benefit of approximately $11.5 million pre-tax income ($6.7 million after-tax or $.12 per common share), primarily in the third and fourth quarters, resulting from net gains from sales of marketable securities.

     The 1992 results include the benefit of approximately $4 million pre-tax income ($2 million after-tax or $.04 per common share), primarily in the fourth quarter, resulting from net gains from sales of marketable securities.

     The 1993 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the changes in the number of common shares outstanding during the year and the dilutive effect of first, second and third quarter 1993 results.

     The calculation of earnings per common and common equivalent share for the fourth quarter of 1993 results in dilution for income from continuing operations, assuming full dilution. Therefore, the fully diluted earnings per share computation is used for all computations, even though the result is anti-dilutive for one of the per share amounts.

                                MASCOTECH, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

     The following supplemental unaudited financial data combine the Company with Masco Capital Corporation (through date of disposition) and TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 43 percent at December 31, 1993 and 28 percent at December 31, 1992. The interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                           (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                               --------------------------
                                                                  1993           1992
                                                               -----------    -----------
        Current assets......................................   $   770,810    $   813,570
        Current liabilities.................................      (252,810)      (334,790)
                                                               -----------    -----------
        Working capital.....................................       518,000        478,780
        Property and equipment, net.........................       652,420        682,310
        Excess of cost over net assets of acquired
          companies.........................................       526,260        591,330
        Other assets........................................       298,290        145,710
        Bank and other debt.................................    (1,027,250)    (1,243,880)
        Deferred income taxes and other long-term
          liabilities.......................................      (161,500)      (196,420)
        Equity of other shareholders of TriMas..............      (138,590)      (104,430)
                                                               -----------    -----------
        Equity of shareholders of MascoTech.................   $   667,630    $   353,400
                                                               -----------    -----------
                                                               -----------    -----------

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                    ----------------------------------------
                                                       1993          1992           1991
                                                    ----------    -----------    -----------
        Net sales................................   $2,022,240    $ 1,841,570    $ 1,604,180
                                                    ----------    -----------    -----------
                                                    ----------    -----------    -----------
        Operating profit.........................   $  215,740    $   170,460    $    86,260
                                                    ----------    -----------    -----------
                                                    ----------    -----------    -----------
        Income (loss) from continuing operations
          before extraordinary loss..............   $   70,890    $    39,040    $   (10,350)
                                                    ----------    -----------    -----------
                                                    ----------    -----------    -----------

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

Schedules, as required for the years ended December 31, 1993, 1992 and 1991:

  II.   Amounts Receivable From Related Parties and Underwriters, Promoters, and
        Employees Other than Related Parties............................................   F-34
   V.   Property, Plant and Equipment...................................................   F-35
  VI.   Accumulated Depreciation, Depletion and Amortization of Property, Plant and
          Equipment.....................................................................   F-36
VIII.   Valuation and Qualifying Accounts...............................................   F-37
   X.   Supplementary Income Statement Information......................................   F-38

                                MASCOTECH, INC.
     SCHEDULE II. AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

       COLUMN A            COLUMN B       COLUMN C             COLUMN D                     COLUMN E
- -----------------------  ------------    ----------    -------------------------    -------------------------
                                                              DEDUCTIONS            BALANCE AT END OF PERIOD
                                                       -------------------------    -------------------------
                          BALANCE AT
                         BEGINNING OF                   AMOUNTS        AMOUNTS
    NAME OF DEBTOR          PERIOD       ADDITIONS     COLLECTED     WRITTEN OFF      CURRENT     NOT CURRENT
- -----------------------  ------------    ----------    ----------    -----------    -----------   -----------
                                            (A)                                         (B)
Erwin H. Billig........  $  2,800,000    $  160,000    $  900,000        --         $ 2,060,000       --
                         ------------    ----------    ----------    -----------    -----------   -----------
Lee M. Gardner.........       840,000        50,000       890,000        --             --            --
                         ------------    ----------    ----------    -----------    -----------   -----------
James W. Hook..........       280,000        20,000        --            --             300,000       --
                         ------------    ----------    ----------    -----------    -----------   -----------
Richard A. Manoogian...    11,210,000       630,000        --            --          11,840,000       --
                         ------------    ----------    ----------    -----------    -----------   -----------
Timothy Wadhams........     1,680,000        90,000     1,770,000        --             --            --
                         ------------    ----------    ----------    -----------    -----------   -----------
                           16,810,000       950,000     3,560,000        --          14,200,000       --
                         ------------    ----------    ----------    -----------    -----------   -----------
Discount on Notes
  Receivable(C)........      (890,000)      750,000        --            --            (140,000)      --
                         ------------    ----------    ----------    -----------    -----------   -----------
                         $ 15,920,000    $1,700,000    $3,560,000        --         $14,060,000       --
                         ------------    ----------    ----------    -----------    -----------   -----------
                         ------------    ----------    ----------    -----------    -----------   -----------

     All amounts receivable are related to an incentive program of the Company that has been disclosed in previous proxy statements of the Company and that will be described in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders to be filed on or before April 30, 1994.

NOTES:

(A) Represents accrual of interest.

(B) Amounts receivable (including interest of $3,400,000) from employees are due June 30, 1994. The stated rate of interest is 7%.

(C) Represents the discount pertaining to the difference between the stated rate of interest of 7% and the effective rate of interest of approximately 9%. Activity in 1992 includes discount amortization of $550,000 interest of $710,000 and the cancellation of the receivable balance of $1,350,000 for an exempt employee.
    Activity in 1991 includes discount amortization of $340,000 and interest of $1,040,000.

                                MASCOTECH, INC.

                   SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



             COLUMN A                   COLUMN B       COLUMN C        COLUMN D        COLUMN E       COLUMN F
- ----------------------------------    ------------   -----------     -----------     ------------    ----------
                                       BALANCE AT                                        OTHER         BALANCE
                                       BEGINNING      ADDITIONS                        CHARGES         AT END
          CLASSIFICATION               OF PERIOD       AT COST       RETIREMENTS     ADD (DEDUCT)     OF PERIOD
- ----------------------------------   ------------    -----------     -----------     ------------     ---------
                                                         (A)            (B)              (C)
1993:
  Land and land improvements......   $ 39,740,000    $   250,000    $  1,830,000    $  (4,440,000)   $ 33,720,000
  Buildings.......................    182,460,000      4,690,000       4,170,000      (24,220,000)    158,760,000
  Machinery and equipment.........    580,030,000     12,460,000      13,590,000      (67,800,000)    511,100,000
  Office, delivery and other
     equipment....................     57,200,000      2,890,000       2,650,000      (12,390,000)     45,050,000
  Construction in progress........     32,570,000     39,250,000         420,000      (21,960,000)     49,440,000
                                     ------------    -----------    ------------    -------------    ------------
                                     $892,000,000    $59,540,000    $ 22,660,000    $(130,810,000)   $798,070,000
                                     ------------    -----------    ------------    -------------    ------------
                                     ------------    -----------    ------------    -------------    ------------
1992:
  Land and land improvements......   $ 39,470,000    $   250,000    $     80,000    $     100,000    $ 39,740,000
  Buildings.......................    180,580,000      3,170,000       1,380,000           90,000     182,460,000
  Machinery and equipment.........    557,620,000     26,140,000      17,610,000       13,880,000     580,030,000
  Office, delivery and other
     equipment....................     54,160,000      5,150,000       4,700,000        2,590,000      57,200,000
  Construction in progress........     21,170,000     33,750,000         600,000      (21,750,000)     32,570,000
                                     ------------    -----------    ------------    -------------    ------------
                                     $853,000,000    $68,460,000    $ 24,370,000    $  (5,090,000)   $892,000,000
                                     ------------    -----------    ------------    -------------    ------------
                                     ------------    -----------    ------------    -------------    ------------
1991:
  Land and land improvements......   $ 41,190,000    $   460,000    $  5,470,000    $   3,290,000    $ 39,470,000
  Buildings.......................    189,250,000     11,140,000      25,360,000        5,550,000     180,580,000
  Machinery and equipment.........    560,550,000     46,360,000      69,770,000       20,480,000     557,620,000
  Office, delivery and other
     equipment....................     55,860,000      7,310,000       8,920,000          (90,000)     54,160,000
  Construction in progress........     24,560,000     19,370,000       1,540,000      (21,220,000)     21,170,000
                                     ------------    -----------    ------------    -------------    ------------
                                     $871,410,000    $84,640,000    $111,060,000    $   8,010,000    $853,000,000
                                     ------------    -----------    ------------    -------------    ------------
                                     ------------    -----------    ------------    -------------    ------------

NOTES:
  (A) Includes property, plant and equipment additions of $20 million in 1991 obtained through the acquisition of companies.

  (B) Includes property, plant and equipment from the disposition of certain operations in 1991.

  (C) Adjustments and reclassifications to present the Energy-related segment as discontinued operations in 1993, and the effect of foreign currency translation.

                                MASCOTECH, INC.

 SCHEDULE VI. ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

            COLUMN A               COLUMN B       COLUMN C      COLUMN D      COLUMN E       COLUMN F
         --------------          ------------    -----------   -----------  ------------   ------------
                                                 ADDITIONS
                                  BALANCE AT     CHARGED TO                    OTHER         BALANCE
                                  BEGINNING      COSTS AND                    CHANGES        AT END
        CLASSIFICATION            OF PERIOD      EXPENSES     RETIREMENTS  ADD (DEDUCT)     OF PERIOD
        --------------           ------------   -----------   -----------  ------------    ------------
                                                                 (A)            (B)
1993:
  Land improvements...........  $  2,520,000   $   250,000   $    10,000   $   (200,000)  $  2,560,000
  Buildings...................    43,970,000     4,620,000       940,000     (9,230,000)    38,420,000
  Machinery and equipment.....   275,960,000    29,450,000     8,440,000    (56,500,000)   240,470,000
  Office, delivery and other
     equipment................    32,130,000     4,990,000     2,140,000     (8,550,000)    26,430,000
                                ------------   -----------   -----------   ------------   ------------
                                $354,580,000   $39,310,000   $11,530,000   $(74,480,000)  $307,880,000
                                ------------   -----------   -----------   ------------   ------------
                                ------------   -----------   -----------   ------------   ------------
1992:
  Land improvements...........  $  2,310,000   $   250,000   $    20,000   $    (20,000)  $  2,520,000
  Buildings...................    39,280,000     5,490,000       150,000       (650,000)    43,970,000
  Machinery and equipment.....   255,500,000    34,810,000    11,100,000     (3,250,000)   275,960,000
  Office, delivery and other
     equipment................    29,680,000     5,770,000     4,170,000        850,000     32,130,000
                                ------------   -----------   -----------   ------------   ------------
                                $326,770,000   $46,320,000   $15,440,000   $ (3,070,000)  $354,580,000
                                ------------   -----------   -----------   ------------   ------------
                                ------------   -----------   -----------   ------------   ------------
1991:
  Land improvements...........  $  2,430,000   $   280,000   $   350,000   $    (50,000)  $  2,310,000
  Buildings...................    38,410,000     4,890,000     6,910,000      2,890,000     39,280,000
  Machinery and equipment.....   246,200,000    35,090,000    32,350,000      6,560,000    255,500,000
  Office, delivery and other
     equipment................    28,370,000     7,210,000     6,170,000        270,000     29,680,000
                                ------------   -----------   -----------   ------------   ------------
                                $315,410,000   $47,470,000   $45,780,000   $  9,670,000   $326,770,000
                                ------------   -----------   -----------   ------------   ------------
                                ------------   -----------   -----------   ------------   ------------

Notes:

  (A) Includes accumulated depreciation of property, plant and equipment from the disposition of operations in 1991.

  (B) Adjustments and reclassifications to present the Energy-related segment as discontinued operations in 1993, and the effect of foreign currency translation.

                                MASCOTECH, INC.

                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

            COLUMN A                COLUMN B              COLUMN C              COLUMN D        COLUMN E
- --------------------------------   ----------    ---------------------------   ----------     -------------
                                                          ADDITIONS
                                                 ---------------------------
                                                                 CHARGED
                                   BALANCE AT     CHARGED TO    (CREDITED)
                                   BEGINNING      COSTS AND     TO OTHER                       BALANCE AT
          DESCRIPTION              OF PERIOD       EXPENSES     ACCOUNTS        DEDUCTIONS    END OF PERIOD
- --------------------------------   ----------    ------------   ----------      ----------    -------------
                                                                    (A)             (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1993..........................   $7,190,000     $2,470,000     $(1,820,000)   $2,710,000     $ 5,130,000
                                   ----------    ------------    -----------    ----------    -------------
                                   ----------    ------------    -----------    ----------    -------------
  1992..........................   $7,810,000     $3,040,000              --    $3,660,000     $ 7,190,000
                                   ----------    ------------    -----------    ----------    -------------
                                   ----------    ------------    -----------    ----------    -------------
  1991..........................   $8,220,000     $7,730,000     $(2,800,000)   $5,340,000     $ 7,810,000
                                   ----------    ------------    -----------    ----------    -------------
                                   ----------    ------------    -----------    ----------    -------------

Notes:

  (A) Allowance of companies reclassified for discontinuance of Energy-related segment in 1993, and other adjustments, net in 1991.

  (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 MASCOTECH, INC.

              SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION

               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                       COLUMN A                                         COLUMN B
- ------------------------------------------------------   -----------------------------------------
                                                               CHARGED TO COSTS AND EXPENSES
                                                         -----------------------------------------
                         ITEM                               1993           1992           1991
- ------------------------------------------------------   -----------    -----------    -----------
Maintenance and repairs...............................   $46,070,000    $44,000,000    $41,100,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
Depreciation and amortization of intangible assets,
  preoperating costs and similar deferrals:
  Amortization of patents.............................   $   180,000    $   180,000    $   260,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
  Amortization of deferred charges....................   $ 5,880,000    $ 6,730,000    $ 4,880,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
  Amortization of excess of cost over net assets of
     acquired companies...............................   $14,540,000    $14,260,000    $14,500,000
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------

Notes:

     Other captions provided for under this schedule are excluded, as the amounts related to such captions are not material.

     Amounts reflect the reclassification of the Company's Energy-related segment as discontinued operations.

EXHIBIT
NUMBER                                       EXHIBIT INDEX
- -------   -----------------------------------------------------------------------------------
3.ii      Bylaws of Masco Corporation, as amended.
4.d       Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as
          MascoTech, Inc.) and Morgan Guaranty Trust Company of New York, as Trustee, and
          Directors' resolutions establishing Masco Industries, Inc.'s 4 1/2% Convertible
          Subordinated Debentures Due 2003.
4.f       Credit Agreement dated as of September 2, 1993 by and among MascoTech, Inc., the banks party thereto, and NBD Bank, N.A., as Agent, and Comerica Bank, The Bank of
          New York, The First National Bank of Chicago, Morgan Guaranty Trust Company of New
          York and NationsBank of North Carolina, N.A., as Co-Agents.
Note:     Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the
          Securities and Exchange Commission upon request.
10.d      Agreement between Masco Corporation and MascoTech, Inc. dated as of November 23,
          1993 including an amendment to Stock Repurchase Agreement.
10.l      MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated September 14, 1993).
10.m      MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated September 14, 1993).
10.n      MascoTech, Inc. 1984 Stock Option Plan (Restated September 14, 1993).
10.o      Masco Corporation Supplemental Executive Retirement and Disability Plan.
10.p      Form of Agreement dated June 29, 1989 between Masco Corporation and certain of its officers.
10.q      Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 between Masco Corporation and MascoTech, Inc., including form of Note.
10.r      Registration Agreement dated as of March 31, 1993 between Masco Corporation and
          Masco Industries, Inc. (now known as MascoTech, Inc.)
11        Computation of Primary and Fully Diluted Per Share Earnings.
12        Computation of Ratio of Earnings to Fixed Charges.
21        List of Subsidiaries.
23.a      Consent of Coopers & Lybrand relating to Masco Corporation's Financial Statements and Financial Statement Schedules.
23.b      Consent of Coopers & Lybrand relating to MascoTech, Inc.'s Financial Statements and
          Financial Statement Schedules.