Form 10-Q
period 1994-03-31
MASCO CORP /DE/
filed 1994-05-16
CIK 62996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


              Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 1994.  Commission File Number 1-5794

                                MASCO CORPORATION
       (Exact name of Registrant as specified in its Charter)


        Delaware                                              38-1794485
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 21001 Van Born Road, Taylor, Michigan                                 48180
(Address of principal executive offices)                             (Zip Code)


                                   (313) 274-7400
                                 (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                              May  6, 1994

Common stock, par value $1 per share                            156,554,000

                                MASCO CORPORATION

                                      INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     March 31, 1994 and December 31, 1993            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 1994 and 1993                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 1994 and 1993                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                          8

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months
                 Ended March 31, 1994 and 1993                       9

Part II.    Other Information and Signature                         10

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      March 31, 1994 and December 31, 1993
                             (Dollars in thousands)


                                                   March 31,     December 31,
          ASSETS                                     1994            1993
Current assets:
     Cash and cash investments                    $   45,920      $  119,980
     Marketable securities                             4,860           4,890
     Accounts and notes receivable, net              695,460         610,120
     Prepaid expenses                                 76,240          84,700
     Inventories:
          Finished goods                             350,750         312,470
          Raw material                               280,200         280,450
          Work in process                            232,020         231,210
                                                     862,970         824,130
               Total current assets                1,685,450       1,643,820

Equity investments in MascoTech, Inc.                297,190         294,700
Equity investments in other affiliates                55,980          54,630
Property and equipment, net                        1,121,910       1,095,170
Excess of cost over acquired net assets              605,510         605,170
Other noncurrent assets                              361,830         327,570
               Total assets                       $4,127,870      $4,021,060

          LIABILITIES
Current liabilities:
     Notes payable                                $   43,950      $   33,160
     Accounts payable                                160,010         161,220
     Accrued liabilities                             305,690         296,060
               Total current liabilities             509,650         490,440

Long-term debt                                     1,417,800       1,418,290
Deferred income taxes and other                      113,980         113,900
               Total liabilities                   2,041,430       2,022,630

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  156,530         152,850
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      118,180          69,880
Retained earnings                                  1,843,840       1,805,170
Cumulative translation adjustments                   (32,110)        (29,470)
               Total shareholders' equity          2,086,440       1,998,430
               Total liabilities and
                 shareholders' equity             $4,127,870      $4,021,060

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               For the Three Months Ended March 31, 1994 and 1993
                  (Amounts in thousands except per share data)



                                              Three Months Ended March 31
                                                 1994              1993

Net sales                                     $1,050,000         $946,000

Costs and expenses, net:
  Cost of sales                                  698,000          633,100
  Selling, general and administrative
     expenses                                    230,100          210,100
  Other (income) expense, net:
     Interest expense                             26,500           29,000
     Re: MascoTech, Inc.:
          Equity earnings                         (7,400)          (6,800)
          Interest and dividend income and
            gain from stock sale                  (4,500)          (4,300)
     Other, net                                   (2,100)          (3,000)
                                                  12,500           14,900

                                                 940,600          858,100

Income before income taxes                       109,400           87,900

Income taxes                                      44,100           33,400

Net income                                    $   65,300         $ 54,500

Per share data:
     Net income                                     $.42             $.36

     Cash dividends declared and paid               $.17             $.16


Average shares outstanding                       156,500          152,600











            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1994 and 1993
                             (Dollars in thousands)


                                                         Three Months Ended
                                                              March 31
                                                         1994          1993

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $ 85,880      $ 79,010
     (Increase) in receivables, net                     (68,380)      (74,220)
     (Increase) in inventories, net                     (17,680)      (13,640)
     Decrease in prepaid expenses                         8,960         7,290
     Increase (decrease) in current liabilities          (3,630)       15,670

          Total cash from operating activities            5,150        14,110

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Sale of affiliate investments to MascoTech           ---          87,500
     Proceeds from sale of MascoTech common stock         7,730         ---
     Capital expenditures                               (47,680)      (27,060)
     Other, net                                          (9,470)        9,650

          Total cash from (for) investing activities    (49,420)       70,090

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    27,020       311,910
     Payment of debt                                    (30,530)     (367,400)
     Cash dividends paid                                (26,280)      (24,440)

          Total cash (for) financing activities         (29,790)      (79,930)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the quarter                (74,060)        4,270
     At January 1                                       119,980        45,350

     At March 31                                       $ 45,920      $ 49,620

Supplemental Cash Flow Information:
     Net cash paid during the period for:
          Interest                                     $ 25,770      $ 28,040

          Income taxes                                 $ 22,010      $ 11,260




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 1994 and the results of operations and changes in cash flows for the three months ended March 31, 1994 and 1993. The condensed consolidated balance sheet at December 31, 1993 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B.   Other (income) expense, net consists of the following, in thousands:

                                                 Three Months Ended
                                                       March 31
                                                   1994        1993

          Interest expense                       $26,500     $29,000
          Re: MascoTech, Inc:
               Equity earnings                    (7,400)     (6,800)
               Interest and dividend income         (100)     (4,300)
               Gain from stock sale               (4,400)      ---
          Equity earnings, other                  (1,200)     (1,300)
          Interest income and gains from
            marketable securities and
            cash investments                      (3,600)     (3,400)
          Other, net                               2,700       1,700

                                                 $12,500     $14,900


C. During the first quarter of 1994, the Company acquired Zenith Products Corporation ("Zenith") and Melard Manufacturing Corporation ("Melard"). Under the terms of the agreements, the Company issued approximately 3.5 million shares of its common stock and the transactions were accounted for on a pooling of interests basis. Zenith is a leading manufacturer of bath medicine cabinets, shower curtain rods and other bath storage products for the home. Melard is a leading manufacturer of bath hardware, accessories, plumbing specialty and other products for the home. For the fiscal year 1993, these companies had combined net sales of approximately $100 million. Prior year periods are not restated due to immateriality.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


D. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. Certain amounts for 1993 have been restated to reflect MascoTech's formal plan to divest its energy-related business segment. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     Combined Balance Sheet

                                                     March 31,     December 31,
     Assets                                            1994            1993
     Current assets:
          Cash and cash investments                $  151,850      $  272,950
          Marketable securities                        62,660          32,680
          Accounts and notes receivable, net        1,039,570         906,500
          Prepaid expenses                            117,850         118,700
          Deferred income taxes                        41,580          41,780
          Inventories:
               Finished goods                         431,330         393,820
               Raw material                           371,790         365,370
               Work in process                        288,700         281,680
                                                    1,091,820       1,040,870
                    Total current assets            2,505,330       2,413,480

     Equity investments in affiliates                 157,840         163,970
     Property and equipment, net                    1,812,390       1,747,590
     Excess of cost over acquired net assets        1,119,020       1,114,740
     Net assets of discontinued operations             42,470          67,510
     Other noncurrent assets                          480,400         428,390
                    Total assets                   $6,117,450      $5,935,680

     Liabilities and Shareholders' Equity
     Current liabilities:
          Notes payable                            $   46,000      $   36,310
          Accounts payable                            287,940         277,070
          Accrued liabilities                         438,550         428,720
                    Total current liabilities         772,490         742,100

     Long-term debt                                 2,478,950       2,445,540
     Deferred income taxes and other                  286,870         275,400
     Other interests in combined affiliates           492,700         474,210
     Equity of shareholders of Masco Corporation    2,086,440       1,998,430
                    Total liabilities and
                      shareholders' equity         $6,117,450      $5,935,680

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note D - Continued:

                                                       Three Months Ended
                                                           March 31
Combined Statement of Income                        1994               1993

Net sales                                        $1,592,860         $1,454,380

Costs and expenses, net:
     Cost of sales                                1,119,310          1,023,960
     Selling, general and
          administrative expenses                   295,620            272,330
     Other (income) expense, net:
          Interest expense                           40,420             49,410
          Other income, net                         (20,910)            (8,650)
                                                     19,510             40,760
                                                  1,434,440          1,337,050
Income before income taxes and
     other interests                                158,420            117,330
Income taxes                                         70,800             50,420

Income before other interests                        87,620             66,910
Other interests in combined affiliates               22,320             12,410
Net income                                       $   65,300         $   54,500

Per share data:
     Net income                                        $.42               $.36

     Cash dividends declared and paid                  $.17               $.16


Average shares outstanding                          156,500            152,600

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)






Note D - Concluded:

                                                    Three Months Ended
                                                         March 31

Combined Statement of Cash Flows                     1994        1993


Cash Flows From (For) Operating Activities:
     Cash provided by operations                  $ 107,330   $ 110,380
     (Increase) in receivables                     (114,370)   (116,910)
     (Increase) in inventories                      (27,930)    (19,040)
     (Increase) in marketable securities, net       (30,010)    (15,650)
     Decrease in prepaid expenses                     1,930       9,890
     Increase in current liabilities                  1,580      21,740
     Discontinued operations, net                     ---         1,530

          Total cash (for) operating activities     (61,470)     (8,060)

Cash Flows From (For) Investing Activities:
     Capital expenditures                           (78,940)    (44,340)
     Other, net                                      39,390       6,710

          Total cash (for) investing activities     (39,550)    (37,630)

Cash Flows From (For) Financing Activities:
     Issuance of convertible debt                   337,240       ---
     Increase in other debt                          27,020     583,910
     Retirement of notes                           (253,120)      ---
     Payment of other debt                         (100,330)   (518,600)
     Cash dividends paid                            (30,890)    (24,440)

          Total cash from (for)
            financing activities                    (20,080)     40,870

Cash and Cash Investments:
     (Decrease) for the period                     (121,100)     (4,820)
     At January 1                                   272,950     186,120

     At March 31                                  $ 151,850   $ 181,300

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 1994 VERSUS FIRST QUARTER 1993

     Net sales for the three months ended March 31, 1994 increased 11 percent to $1,050 million from $946 million in the comparable period in 1993. Building and Home Improvement products sales, including companies acquired in 1994, increased 14 percent for the three months ended March 31, 1994 from the comparable period in 1993. (This group's sales, absent the companies acquired in 1994, increased 8 percent.) Home Furnishings Products sales for the three months ended March 31, 1994 increased 8 percent from the comparable period in 1993.

     Cost of sales as a percentage of sales decreased modestly to 66.5 percent for the first quarter 1994 from 66.9 percent for the comparable period in 1993. Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1994 decreased modestly to 21.9 percent from 22.2 percent for the comparable period in 1993.

     The Company's operating profit margins continued to improve in the first quarter with major product lines benefitting primarily from increased sales and profit improvement programs.

     Included in other (income) expense, net for the three months ended
March 31, 1994 are equity earnings from MascoTech, Inc. of $7.4 million as compared with equity earnings of $6.8 million in the comparable period in 1993, and interest and dividend income and gain from the sale of common stock aggregating $4.5 million as compared with $4.3 million in the 1993 first quarter.

     Net income for the first quarter of 1994 increased 20 percent to $65.3 million from $54.5 million in the comparable period in 1993, and earnings per share increased 17 percent to $.42 from $.36.

     The Company is continuing to experience increased demand for most of its products. The Company believes that improved consumer confidence, a stronger economy and market share gains will more than offset any negative effect of recent higher interest rates on its businesses.

     At March 31, 1994 current assets were 3.3 times current liabilities. First quarter 1994 cash from operations was affected by an expected and recurring first quarter increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first quarter, cash from operations in the remaining three quarters of 1994 should not be affected by significant increases in accounts receivable. The Company believes that its cash from operations and, to the extent necessary, future financial market activities, are sufficient to fund its working capital and other investment needs.

     The Company has on file with the Securities and Exchange Commission, shelf registration statements pursuant to which the Company is able to issue up to an additional $200 million of debt securities as well as up to 9.6 million shares of its common stock.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:


                                               1994      1993

         MascoTech, Inc.                        41%       35%
         Hans Grohe, a German partnership       27%       27%
         TriMas Corporation                      5%        7%


     The following presents the condensed financial data of MascoTech, Inc. Certain amounts for 1993 have been restated to reflect MascoTech's formal plan to divest its energy-related business segment. Amounts are in thousands.


                                              Three Months Ended March 31
                                                1994               1993


     Sales - Net                              $412,410           $404,070



     Gross Profit                             $ 80,290           $ 84,750



     Net Income (Before
       Preferred Stock
       Dividends)                             $ 26,300           $ 17,520

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                 11 -  Computation of Earnings Per Share

                 12 -  Computation of Ratio of Earnings to Fixed Charges

        (b)  Reports on Form 8-K:

                A Current Report on Form 8-K, dated March 2, 1994, was filed by Masco Corporation in the calendar quarter ended March 31, 1994, reporting under Item 5, "Other Events," the Company's recent operating results. The financial statements of Masco
                Corporation and Subsidiaries as of December 31, 1993 and   1992
                and for the three years ended December 31, 1993, together with the report thereon of Coopers & Lybrand, were filed with such reports.












                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     May 12, 1994               By:  /s/Richard G. Mosteller
                                          Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial officer
                                           and authorized signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX

 Exhibit

Exhibit 11     Computation of Earnings Per Share -
                 Primary and Fully Diluted Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings
                 to Fixed Charges