Form 10-Q
period 1994-06-30
MASCO CORP /DE/
filed 1994-08-12
CIK 62996

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


             Quarterly Report Pursuant To Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1994.  Commission File Number 1-5794

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

                                                          Shares Outstanding
                                                                   at
            Class                                            August 1, 1994


Common stock, par value $1 per share                            160,221,000

PAGE

                               MASCO CORPORATION

                                     INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     June 30, 1994 and December 31, 1993             1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Six Months Ended June 30, 1994
                     and 1993                                        2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 1994 and 1993                          3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        8-9

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months and
                 Six Months Ended June 30, 1994 and 1993            10

Part II.    Other Information and Signature                         11

PAGE

                               MASCO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                      June 30, 1994 and December 31, 1993
                            (Dollars in thousands)


                                                   June 30,      December 31,
          ASSETS                                     1994            1993
Current assets:
     Cash and cash investments                    $   58,520      $  119,980
     Marketable securities                             9,910           4,890
     Accounts and notes receivable, net              706,670         610,120
     Prepaid expenses                                 79,480          84,700
     Inventories
          Finished goods                             365,700         312,470
          Raw material                               299,000         280,450
          Work in process                            235,320         231,210
                                                     900,020         824,130
               Total current assets                1,754,600       1,643,820

Equity investments in MascoTech, Inc.                308,960         294,700
Equity investments in other affiliates                56,150          54,630
Property and equipment, net                        1,158,520       1,095,170
Excess of cost over acquired net assets              609,970         605,170
Other noncurrent assets                              387,530         327,570
               Total assets                       $4,275,730      $4,021,060

          LIABILITIES
Current liabilities:
     Notes payable                                $   31,450      $   33,160
     Accounts payable                                165,400         161,220
     Accrued liabilities                             316,960         296,060
               Total current liabilities             513,810         490,440

Long-term debt                                     1,477,420       1,418,290
Deferred income taxes and other                      117,470         113,900
               Total liabilities                   2,108,700       2,022,630

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  159,790         152,850
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                       99,470          69,880
Retained earnings                                  1,929,350       1,805,170
Cumulative translation adjustments                   (21,580)        (29,470)
               Total shareholders' equity          2,167,030       1,998,430
               Total liabilities and
                 shareholders' equity             $4,275,730      $4,021,060

           See notes to condensed consolidated financial statements.

                                       1
PAGE

                                      MASCO CORPORATION
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME

              For the Three Months and Six Months Ended June 30, 1994 and 1993
                        (Amounts in thousands except per share data)




                                        Three Months Ended       Six Months Ended
                                              June 30                 June 30
                                         1994        1993        1994        1993
Net sales                             $1,120,000  $  948,000  $2,170,000  $1,894,000

Costs and expenses, net:
  Cost of sales                          753,500     638,500   1,451,500   1,271,600
  Selling, general and administrative
     expenses                            233,800     212,500     463,900     422,600
  Other (income) expense, net:
     Interest expense                     27,700      25,000      54,200      54,000
     Re: MascoTech, Inc.:
          Equity earnings                (10,700)     (6,600)    (18,100)    (13,400)
          Interest and dividend income
             and gain from stock sale     ---         (4,400)     (4,500)     (8,700)
     Other, net                             (600)     (1,600)     (2,700)     (4,600)
                                          16,400      12,400      28,900      27,300

                                       1,003,700     863,400   1,944,300   1,721,500

Income before income taxes               116,300      84,600     225,700     172,500

Income taxes                              46,200      31,300      90,300      64,700

Net income                            $   70,100  $   53,300  $  135,400  $  107,800


Per share data:
     Net income                             $.44        $.35        $.86        $.71

     Cash dividends declared and paid       $.17        $.16        $.34        $.32

Average shares outstanding               158,100     152,600     158,100     152,600










            See notes to condensed consolidated financial statements.

                                        2
PAGE

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1994 and 1993
                  (Amounts in thousands except per share data)



                                                          Six Months Ended
                                                               June 30
                                                         1994          1993

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $177,340      $155,740
     (Increase) in receivables, net                     (59,330)      (68,290)
     (Increase) in inventories, net                     (36,150)      (44,380)
     Decrease in prepaid expenses                         7,570         6,560
     Increase (decrease) in current liabilities            (320)        6,080

          Total cash from operating activities           89,110        55,710

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Sale of affiliate investments to MascoTech           ---          87,500
     Proceeds from sale of MascoTech common stock         7,730         ---
     Capital expenditures                               (91,060)      (64,110)
     Other, net                                         (21,280)       15,670

          Total cash from (for) investing activities   (104,610)       39,060

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    70,010       325,920
     Payment of debt                                    (63,050)     (367,400)
     Cash dividends paid                                (52,920)      (48,900)

          Total cash (for) financing activities         (45,960)      (90,380)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                 (61,460)        4,390
     At January 1                                       119,980        45,350


     At June 30                                        $ 58,520      $ 49,740


Supplemental Cash Flow Information:
     Net cash paid during the period for:
          Interest                                     $ 53,980      $ 59,520

          Income taxes                                 $ 89,490      $ 55,090







            See notes to condensed consolidated financial statements.

                                        3
PAGE

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 1994 and the results of operations for the three months and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. The condensed consolidated balance sheet at December 31, 1993 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B.  Other (income) expense, net consists of the following, in thousands:

                                   Three Months Ended       Six Months Ended
                                         June 30                June 30
                                    1994        1993        1994        1993

       Interest expense            $27,700    $25,000      $54,200    $54,000
       Re: MascoTech, Inc.:
           Equity earnings         (10,700)    (6,600)     (18,100)   (13,400)
           Interest and dividend
               income                 ---      (4,400)        (100)    (8,700)
           Gain from sale of
               common stock           ---        ---        (4,400)      ---
       Equity earnings, other         (900)    (1,400)      (2,100)    (2,700)
       Interest income and gains
           from marketable
           securities and
           cash investments         (4,100)    (2,100)      (7,700)    (5,500)
       Other, net                    4,400      1,900        7,100      3,600
                                   $16,400    $12,400      $28,900    $27,300


C. During the second quarter of 1994, the Company acquired Berkline Corporation ("Berkline") for common stock. In the first quarter of 1994, the Company acquired Zenith Products Corporation ("Zenith") and Melard Manufacturing Corporation ("Melard") for common stock. Under the terms of the agreements, the Company issued approximately 6.5 million shares of its common stock and the transactions were accounted for on a pooling of interests basis. For the fiscal year 1993, these companies had combined net sales in excess of $250 million. Berkline is a manufacturer of motion furniture including sofas and recliners. Zenith is a manufacturer of bath medicine cabinets, shower curtain rods and other bath storage products for the home. Melard is a manufacturer of bath hardware, accessories, plumbing specialty and other products for the home. Prior year periods are not restated due to immateriality.

                                        4
PAGE

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


          Combined Balance Sheet

                                                          June 30,      December 31,
     Assets                                                 1994            1993
          Current assets:
               Cash and cash investments                $  176,510      $  272,950
               Marketable securities                        74,370          32,680
               Accounts and notes receivable, net        1,049,650         906,500
               Prepaid expenses                            132,320         118,700
               Deferred income taxes                        40,600          41,780
               Inventories:
                    Finished goods                         438,930         393,820
                    Raw material                           399,050         365,370
                    Work in process                        294,580         281,680
                                                         1,132,560       1,040,870
                         Total current assets            2,606,010       2,413,480

          Equity investments in affiliates                 159,110         163,970
          Property and equipment, net                    1,869,630       1,747,590
          Excess of cost over acquired net assets        1,142,690       1,114,740
          Net assets of discontinued operations            493,700          67,510
          Other noncurrent assets                           40,060         428,390
                         Total assets                   $6,311,200      $5,935,680

          Liabilities and Shareholders' Equity
          Current liabilities:
               Notes payable                            $   35,120      $   36,310
               Accounts payable                            280,270         277,070
               Accrued liabilities                         472,680         428,720
                         Total current liabilities         788,070         742,100

          Long-term debt                                 2,553,470       2,445,540
          Deferred income taxes and other                  295,520         275,400
          Other interests in combined affiliates           507,110         474,210
          Equity of shareholders of Masco Corporation    2,167,030       1,998,430
                         Total liabilities and
                           shareholders' equity         $6,311,200      $5,935,680


                                        5
PAGE

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note D - Continued:


                                          Three Months Ended        Six Months Ended
                                                June 30                  June 30
Combined Statement of Income               1994        1993         1994        1993
Net sales                               $1,696,450  $1,476,730   $3,289,310  $2,931,110

Costs and expenses, net:
     Cost of sales                       1,190,920   1,043,380    2,310,230   2,067,340
     Selling, general and
          administrative expenses          305,000     277,150      600,620     549,480
     Other (income) expense, net:
          Interest expense                  42,630      45,140       83,050      94,550
          Other income, net                 (7,280)    (16,020)     (28,190)    (24,670)
                                            35,350      29,120       54,860      69,880
                                         1,531,270   1,349,650    2,965,710   2,686,700
Income before income taxes and
     other interests                       165,180     127,080      323,600     244,410
Income taxes                                68,650      54,950      139,450     105,370

Income before other interests               96,530      72,130      184,150     139,040
Other interests in combined
     affiliates                             26,430      18,830       48,750      31,240
Net income                              $   70,100  $   53,300   $  135,400  $  107,800

Per share data:
     Net income                               $.44        $.35         $.86        $.71

     Cash dividends declared
          and paid                            $.17        $.16         $.34        $.32


Average shares outstanding                 158,100     152,600      158,100     152,600

                                        6
PAGE

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note E - Concluded:

                                                     Six Months Ended
                                                         June 30

Combined Statement of Cash Flows                     1994        1993


Cash Flows From (For) Operating Activities:
     Cash provided by operations                  $ 224,860   $ 213,400
     (Increase) in receivables, net                (116,100)   (113,050)
     (Increase) in inventories, net                 (44,310)    (49,410)
     (Increase) in marketable securities, net       (36,670)    (15,310)
     (Increase) decrease in prepaid expenses        (10,410)      6,110
     Increase in current liabilities                 14,470      23,960
     Discontinued operations, net                     ---         1,990

          Total cash from operating activities       31,840      67,690

Cash Flows From (For) Investing Activities:
     Capital expenditures                          (158,210)    (95,760)
     Proceeds from sale of Energy-related
          business                                   20,330       ---
     Other, net                                      33,780      36,900

          Total cash (for) investing activities    (104,100)    (58,860)

Cash Flows From (For) Financing Activities:
     Issuance of convertible debt                   337,240       ---
     Increase in other debt                          70,010     599,060
     Retirement of Notes                           (253,120)      ---
     Payment of debt                               (115,760)   (372,430)
     Cash dividends paid                            (62,550)    (49,940)

          Total cash from financing activities      (24,180)    176,690

Cash and Cash Investments:
     Increase for the period                        (96,440)    185,520
     At January 1                                   272,950     186,120

     At June 30                                   $ 176,510   $ 371,640

                                        7
PAGE

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER 1994 AND THE FIRST SIX MONTHS 1994 VERSUS
SECOND QUARTER 1993 AND THE FIRST SIX MONTHS 1993


     Net sales increased 18 percent and 15 percent for the three months and six months ended June 30, 1994, respectively, from the comparable periods in 1993. For the three months and six months ended June 30, 1994, sales of Building and Home Improvement Products increased 19 percent and 16 percent, respectively, from the comparable periods in 1993. Excluding recent acquisitions, sales for this group increased 13 percent and 10 percent for the three months and six months ended June 30, 1994. Sales of Home Furnishing Products increased 17 percent and 12 percent for the three months and six months ended June 30, 1994, respectively, from the comparable periods in 1993. Excluding a recent acquisition, sales for this group increased 6 percent for the three months ended June 30, 1994.

     The Company's operating profit margins continued to improve in the first half of 1994 with major product lines benefitting from increased sales and profit improvement programs. Cost of sales as a percentage of sales decreased modestly to 67.3 percent from 67.4 percent and 66.9 percent from 67.1 percent for the three months and six months ended June 30, 1994, from the comparable periods in 1993. Selling, general and administrative expenses as a percentage of sales decreased to 20.9 percent from 22.4 percent and 21.4 percent from 22.3 percent for the three months and six months ended June 30, 1994, from the comparable periods in 1993.

     During the second quarter of 1994, the Company acquired Berkline Corporation ("Berkline") for common stock. In the first quarter of 1994, the Company acquired Zenith Products Corporation ("Zenith") and Melard Manufacturing Corporation ("Melard") for common stock. Under the terms of the agreements, the Company issued approximately 6.5 million shares of its common stock and the transactions were accounted for on a pooling of interests basis. For the fiscal year 1993, these companies had combined net sales in excess of $250 million. Berkline is a leading manufacturer of popularly-priced recliners and motion upholstered furniture for the family room/home entertainment market. Zenith and Melard manufacture bath accessories and plumbing specialties and will complement the Company's sales of building and home improvement products. Prior year periods are not restated due to immateriality.

     Included in other (income) expense, net for the three months and six months ended June 30, 1994 are equity earnings from MascoTech, Inc. aggregating $10.7 million and $18.1 million, respectively, as compared with $6.6 million and $13.4 million of equity earnings in the comparable 1993 periods.

     Net income for the second quarter of 1994 increased 32 percent to $70.1 million from $53.3 million in the comparable 1993 period, and earnings per share increased 26 percent to $.44 from $.35. Net income for the first six months of 1994 increased 26 percent to $135.4 million from $107.8 million in the comparable 1993 period, and earnings per share increased 21 percent to $.86 from $.71.
                                        8
PAGE

     The Company continues to enjoy increased demand for most of its products. The Company believes that an expanding economy and market share gains will more than offset any negative effect of recent higher interest rates on its businesses.

     The Company has on file with the Securities and Exchange Commission, shelf registration statements pursuant to which the Company is able to issue up to an additional $200 million of debt securities as well as up to 9.6 million shares of its common stock.

     At June 30, 1994 current assets were 3.4 times current liabilities. First and second quarter 1994 cash from operations was affected by an expected and recurring increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first half of the year, cash flows from operations in the remaining two quarters of 1994 should not be affected by significant increases in accounts receivable. In May, 1994, the Company's bank agreement was amended to extend its termination date to May, 1998. The Company believes that its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

                                        9
PAGE

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


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


                               Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                1994        1993        1994        1993

         Sales - Net          $432,780    $412,530    $845,190    $816,600




         Gross Profit         $ 89,710    $ 85,610    $170,000    $170,360




         Net Income
           (Before Preferred
            Stock Dividends)  $ 29,440    $ 21,740    $ 55,740    $ 39,260

                                       10
PAGE

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                  4.a- Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago.

                  4.b- Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and The First National Bank of Chicago, as trustee.

                  11 -  Computation of Earnings Per Share

                  12 -  Computation of Ratio of Earnings to Fixed Charges

                  99 - $750,000,000 Amended and Restated Credit Agreement dated as of May 18, 1994 among Masco Corporation, the banks signatory thereto and Morgan Guaranty Trust Company of New York, as agent.

        (b)  Reports on Form 8-K:

                        None








                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MASCO CORPORATION

                                           (Registrant)



Date:  August 12, 1994                  By:  /s/Robert B. Rosowski
                                             Robert B. Rosowski
                                             Vice President - Controller



                                       11
PAGE

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit



Exhibit 4.a    Agreement of Appointment and Acceptance of Suc-
                 cessor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago.

Exhibit 4.b    Supplemental Indenture dated as of July 26, 1994
                 between Masco Corporation and The First National
                 Bank of Chicago, as trustee.

Exhibit 11     Computation of Earnings Per Share -
                 Primary and Fully Diluted Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings
                 to Fixed Charges

Exhibit 99     $750,000,000 Amended and Restated Credit Agreement
                 dated as of May 18, 1994 among Masco Corporation, the banks signatory thereto and Morgan Guaranty
                 Trust Company of New York, as agent.