Form 10-Q
period 1994-09-30
MASCO CORP /DE/
filed 1994-11-14
CIK 62996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

              Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended September 30, 1994.  Commission File Number 1-5794

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

                              Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                           October 31, 1994

Common stock, par value $1 per share                           159,849,000

                                MASCO CORPORATION

                                      INDEX


                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     September 30, 1994 and December 31, 1993      1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Nine Months Ended September 30, 1994
                     and 1993                                      2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1994 and 1993                   3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       8-9

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months and
                 Nine Months Ended September 30, 1994
                 and 1993                                         10

Part II.    Other Information and Signature                       11

                         PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    September 30, 1994 and December 31, 1993
                             (Dollars in thousands)


                                                 September 30,   December 31,
          ASSETS                                     1994            1993
Current assets:
     Cash and cash investments                    $   79,470      $  119,980
     Marketable securities                             9,900           4,890
     Accounts and notes receivable, net              729,210         610,120
     Prepaid expenses                                 80,190          84,700
     Inventories:
          Finished goods                             372,610         312,470
          Raw material                               320,900         280,450
          Work in process                            235,790         231,210
                                                     929,300         824,130
               Total current assets                1,828,070       1,643,820

Equity investments in MascoTech, Inc.                315,240         294,700
Equity investments in other affiliates                57,230          54,630
Property and equipment, net                        1,173,080       1,095,170
Excess of cost over acquired net assets              608,410         605,170
Other noncurrent assets                              382,170         327,570
               Total assets                       $4,364,200      $4,021,060

          LIABILITIES
Current liabilities:
     Notes payable                                $   43,360      $   33,160
     Accounts payable                                172,580         161,220
     Accrued liabilities                             355,240         296,060
               Total current liabilities             571,180         490,440

Long-term debt                                     1,447,470       1,418,290
Deferred income taxes and other                      120,720         113,900
               Total liabilities                   2,139,370       2,022,630

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares:  400,000,000                 159,750         152,850
Preferred stock, par value $1 per share
     Authorized shares:  1,000,000                     ---             ---
Paid-in capital                                      104,060          69,880
Retained earnings                                  1,972,190       1,805,170
Cumulative translation adjustments                   (11,170)        (29,470)
               Total shareholders' equity          2,224,830       1,998,430
               Total liabilities and
                 shareholders' equity             $4,364,200      $4,021,060

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

     For the Three Months and Nine Months Ended September 30, 1994 and 1993
                  (Amounts in thousands except per share data)


                                        Three Months Ended        Nine Months Ended
                                           September 30             September 30
                                          1994       1993         1994        1993
Net sales                              $1,150,000  $982,000    $3,320,000  $2,876,000

Costs and expenses, net:
  Cost of sales                           767,300   662,100     2,218,800   1,933,700
  Selling, general and administrative
     expenses                             241,300   215,200       705,200     637,800
  Other (income) expense, net:
     Interest expense                      27,000    24,100        81,200      78,100
     Re: MascoTech, Inc.:
          Equity earnings                  (5,600)   (4,200)      (23,700)    (17,600)
          Interest and dividend income
             and gain from stock sale      ---       (4,500)       (4,500)    (13,200)
     Other, net                              (100)   (8,800)       (2,800)    (13,400)
                                           21,300     6,600        50,200      33,900

                                        1,029,900   883,900     2,974,200   2,605,400

Income before income taxes                120,100    98,100       345,800     270,600

Income taxes                               48,000    42,400       138,300     107,100

Net income                             $   72,100  $ 55,700    $  207,500  $  163,500


Per share data:
     Net income                              $.45      $.36         $1.31       $1.07

     Cash dividends paid                     $.17      $.16          $.51        $.48

     Cash dividends declared                 $.18      $.17          $.52        $.49


Average shares outstanding                158,600   152,700       158,600     152,700






            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 1994 and 1993
                             (Dollars in thousands)


                                                          Nine Months Ended
                                                            September 30
                                                           1994       1993

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                        $ 278,850  $ 240,890
     (Increase) in receivables                            (83,370)   (86,340)
     (Increase) in inventories                            (65,430)   (59,620)
     Decrease in prepaid expenses                           6,860      8,850
     Increase in current liabilities                       42,060     41,820

         Total cash from operating activities             178,970    145,600

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Sale of affiliate investment to affiliate             ---        87,500
     Capital expenditures                                (131,350)  (100,790)
     Other, net                                             3,090     17,270

         Total cash from (for) investing activities      (128,260)     3,980

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Proceeds from issuance of notes                       ---       400,000
     Increase in other debt                                78,600    378,890
     Payment of debt                                      (89,680)  (752,700)
     Cash dividends paid                                  (80,140)   (73,040)

         Total cash (for) financing activities            (91,220)   (46,850)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                   (40,510)   102,730
     At January 1                                         119,980     45,350

     At September 30                                    $  79,470  $ 148,080



Supplemental Cash Flow Information:
     Net cash paid during the period for:
         Interest                                       $  80,240  $  75,170

         Income taxes                                   $ 126,340  $  89,300



           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 1994 and the results of operations for the three months and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. The condensed consolidated balance sheet at December 31, 1993 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B. In October 1994, the Company amended its shelf registration statements, on file with the Securities and Exchange Commission, for the purpose of converting the $200 million of debt securities and 9.6 million shares of common stock remaining under these statements to an unallocated shelf registration, which allows for the issuance of up to a combined $800 million of debt and equity securities.

C.   Other (income) expense, net consists of the following, in thousands:

                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                                  1994       1993          1994         1993

       Interest expense          $27,000    $24,100      $ 81,200     $ 78,100
       Re: MascoTech, Inc.:
           Equity earnings        (5,600)    (4,200)      (23,700)     (17,600)
           Interest and dividend
             income                 ---      (4,500)         (100)     (13,200)
           Gain from sale of
             common stock           ---        ---         (4,400)        ---
       Equity earnings, other     (1,000)    (1,300)       (3,100)      (4,000)
       Interest income and
         gains from marketable
         securities and
         cash investments         (2,300)    (9,600)      (10,000)     (15,100)
       Other, net                  3,200      2,100        10,300        5,700
                                 $21,300    $ 6,600      $ 50,200     $ 33,900

D. In September 1994, MascoTech, Inc., an approximate 42 percent-owned affiliate of the Company, announced that it is reviewing alternatives to enhance shareholder value and is considering the possibility of major strategic restructurings and other initiatives which, if pursued, could result in substantial one-time, non-cash charges. Such an event would result in the Company recording its equity share of any such charges. MascoTech has stated that these actions, if taken, should have a favorable long-term effect on its balance sheet and future per common share earnings.

E. During the second quarter of 1994, the Company acquired Berkline Corporation ("Berkline") for common stock; in the first quarter of 1994, the Company acquired Zenith Products Corporation ("Zenith") and Melard Manufacturing Corporation ("Melard") for common stock. Under the terms of the agreements, the Company issued an aggregate of approximately 6.5 million shares of its

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note E - Continued:

     common stock and the transactions were accounted for on a pooling-of-interests basis. For the fiscal year 1993, these companies had combined net sales in excess of $250 million. Berkline is a manufacturer of motion furniture including sofas and recliners. Zenith is a manufacturer of bath medicine cabinets, shower curtain rods and other bath storage products for the home. Melard is a manufacturer of bath hardware, accessories, and plumbing specialty and other products for the home. Prior-year periods are not restated due to immateriality.

F. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. Certain amounts for 1993 have been restated to reflect MascoTech's formal plan to divest its energy-related business segment. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     Combined Balance Sheet

                                                  September 30,    December 31,
     Assets                                           1994             1993
     Current assets:
          Cash and cash investments                $  213,020      $  272,950
          Marketable securities                        80,210          32,680
          Accounts and notes receivable, net        1,055,710         906,500
          Prepaid expenses                            146,520         118,700
          Deferred income taxes                        40,610          41,780
          Inventories:
               Finished goods                         445,990         393,820
               Raw material                           419,320         365,370
               Work in process                        305,090         281,680
                                                    1,170,400       1,040,870
                    Total current assets            2,706,470       2,413,480

     Equity investments in affiliates                 170,530         163,970
     Property and equipment, net                    1,904,710       1,747,590
     Excess of cost over acquired net assets        1,145,860       1,114,740
     Net assets of discontinued operations             21,190          67,510
     Other noncurrent assets                          484,030         428,390
                    Total assets                   $6,432,790      $5,935,680

     Liabilities and Shareholders' Equity
     Current liabilities:
          Notes payable                            $   46,050      $   36,310
          Accounts payable                            297,430         277,070
          Accrued liabilities                         503,330         428,720
                    Total current liabilities         846,810         742,100

     Long-term debt                                 2,553,770       2,445,540
     Deferred income taxes and other                  298,670         275,400
     Other interests in combined affiliates           508,710         474,210
     Equity of shareholders of Masco Corporation    2,224,830       1,998,430
                    Total liabilities and
                      shareholders' equity         $6,432,790      $5,935,680

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note F - Continued:


                                          Three Months Ended        Nine Months Ended
                                             September 30             September 30
Combined Statement of Income               1994        1993         1994        1993
Net sales                               $1,696,980  $1,462,740   $4,986,290  $4,393,850

Costs and expenses, net:
     Cost of sales                       1,197,260   1,029,220    3,507,490   3,096,560
     Selling, general and
          administrative expenses          311,340     277,770      911,960     827,250
     Other (income) expense, net:
          Interest expense                  43,540      44,960      126,590     139,510
          Other income, net                (13,320)    (20,700)     (41,510)    (45,370)
                                            30,220      24,260       85,080      94,140
                                         1,538,820   1,331,250    4,504,530   4,017,950
Income before income taxes and
     other interests                       158,160     131,490      481,760     375,900
Income taxes                                67,250      61,490      206,700     166,860

Income before other interests               90,910      70,000      275,060     209,040
Other interests in combined
     affiliates                             18,810      14,300       67,560      45,540
Net income                              $   72,100  $   55,700   $  207,500  $  163,500

Per share data of Masco Corporation:

     Net income                               $.45        $.36        $1.31       $1.07

     Cash dividends paid                      $.17        $.16         $.51        $.48

     Cash dividends declared                  $.18        $.17         $.52        $.49

     Average shares outstanding            158,600     152,700      158,600     152,700

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note F - Concluded:

                                                   Nine Months Ended
                                                     September 30

Combined Statement of Cash Flows                  1994          1993


Cash Flows From (For) Operating Activities:
     Cash provided by operations                $ 346,830   $   319,780
     (Increase) in receivables, net              (124,250)     (119,600)
     (Increase) in inventories, net               (82,150)      (73,570)
     (Increase) in marketable securities, net     (42,520)      (19,870)
     (Increase) decrease in prepaid expenses      (25,260)        6,290
     Increase in current liabilities               59,020        45,820
     Discontinued operations, net                  ---            8,830

          Total cash from operating activities    131,670       167,680

Cash Flows From (For) Investing Activities:
     Capital expenditures                        (234,360)     (147,830)
     Sale of energy-related business               41,220        ---
     Other, net                                    39,780        45,620

          Total cash (for) investing activities  (153,360)     (102,210)

Cash Flows From (For) Financing Activities:
     Issuance of convertible debt                 337,240        ---
     Issuance of preferred stock                   ---          209,320
     Issuance of notes                             ---          400,000
     Retirement of notes                         (265,340)       ---
     Increase in other debt                       148,360       490,940
     Payment of other debt                       (163,790)   (1,032,680)
     Cash dividends paid                          (94,710)      (75,360)

          Total cash (for) financing activities   (38,240)       (7,780)

Cash and Cash Investments:
     Increase (decrease) for the period           (59,930)       57,690
     At January 1                                 272,950       186,120
                                                  213,020       243,810
     Less cash from discontinued operations        ---           (3,770)

     At September 30                            $ 213,020   $   240,040

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1994 AND YEAR-TO-DATE NINE MONTHS 1994 VERSUS
THIRD QUARTER 1993 AND YEAR-TO-DATE NINE MONTHS 1993

     Net sales increased 17 percent and 15 percent for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993. For the three months and nine months ended September 30, 1994, sales of Building and Home Improvement Products increased 17 percent and 16 percent, respectively, from the comparable periods in 1993; excluding recent acquisitions, sales for this group increased 10 percent for both the three months and nine months ended September 30, 1994. Sales of Home Furnishings Products increased 18 percent and 14 percent for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993; excluding a recent acquisition, sales for this group increased 7 percent for both the three months and nine months ended September 30, 1994.

     Operating profit margins of both of the Company's business segments improved in the third quarter of 1994, with most major product lines continuing to benefit from increased sales, cost reductions, and profit improvement programs. Cost of sales as a percentage of sales decreased to 66.7 percent from
67.4 percent and to 66.8 percent from 67.2 percent for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993. Selling, general and administrative expenses as a percentage of sales decreased to 21.0 percent from 21.9 percent and to 21.2 percent from 22.2 percent for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993.

     Included in other (income) expense, net for the three months and nine months ended September 30, 1994 are equity earnings from MascoTech, Inc.
aggregating   $5.6 million and $23.7 million, respectively, as compared with
$4.2 million and $17.6 million of equity earnings in the comparable 1993 periods.

     Net income for the third quarter of 1994 increased 29 percent to $72.1 million from $55.7 million in the comparable 1993 period, and earnings per share increased 25 percent to $.45 from $.36. Net income for the nine months ended September 30, 1994 increased 27 percent to $207.5 million from $163.5 million in the comparable 1993 period, and earnings per share increased 22 percent to $1.31 from $1.07. The three months and the nine months ended September 30, 1993 include a charge of approximately $.04 per share related to the federal corporate tax rate increase.

     During the third quarter of 1994, MascoTech, Inc., an approximate 42 percent-owned affiliate of the Company, announced that it is reviewing alternatives to enhance shareholder value and is considering the possibility of major strategic restructurings and other initiatives which, if pursued, could result in substantial one-time, non-cash charges. Such an event would result in the Company recording its equity share of any such charges. MascoTech has stated that these actions, if taken, should have a favorable long-term effect on its balance sheet and future per common share earnings.

                                MASCO CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (concluded)


     During the second quarter of 1994, the Company acquired Berkline Corporation ("Berkline") for common stock; in the first quarter of 1994, the Company acquired Zenith Products Corporation ("Zenith") and Melard Manufacturing Corporation ("Melard") for common stock. Under the terms of the agreements, the Company issued an aggregate of approximately 6.5 million shares of its common stock and the transactions were accounted for on a pooling-of-interests basis. For the fiscal year 1993, these companies had combined net sales in excess of $250 million. Berkline is a leading manufacturer of popularly priced recliners and motion upholstered furniture for the family room/home entertainment market. Zenith and Melard manufacture bath accessories and plumbing specialties and complement the Company's sales of building and home improvement products. Prior-year periods are not restated due to immateriality.

     The Company continues to enjoy increased demand for most of its products. The Company believes that it will continue to experience the benefits of market share gains and an expanding economy and that these factors will more than offset any near-term negative effect of recent higher interest rates.

     During the third quarter of 1994, the Company increased the quarterly dividend to $.18 from $.17 per common share. This marks the 36th consecutive year in which dividends have been increased.

     At September 30, 1994 current assets were 3.2 times current liabilities. In May, 1994, the Company's bank agreement was amended to extend its termination date to May, 1998. The Company believes that its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

     In October 1994, the Company amended its shelf registration statements, on file with the Securities and Exchange Commission, for the purpose of converting the $200 million of debt securities and 9.6 million shares of common stock remaining under these statements to an unallocated shelf registration, which allows for the issuance of up to a combined $800 million of debt and equity securities.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:


                                               1994      1993

         MascoTech, Inc.                        42%       35%
         Hans Grohe, a German partnership       27%       27%
         TriMas Corporation                      5%        7%


     The following presents the condensed financial data of MascoTech, Inc. Certain amounts for 1993 have been restated to reflect MascoTech's formal plan to divest its energy-related business segment. Amounts are in thousands.


                               Three Months Ended       Nine Months Ended
                                  September 30             September 30
                                 1994      1993          1994        1993

         Sales - Net           $416,500  $373,680     $1,261,690  $1,190,280




         Gross Profit          $ 73,440  $ 78,600     $  243,440  $  248,960




         Net Income (Before
           Preferred Stock
           Dividends)          $ 18,380  $ 15,320     $   74,120  $   54,580

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                 11 -  Computation of Earnings Per Share

                 12 -  Computation of Ratio of Earnings to Fixed Charges

                 27 -  Financial Data Schedule

        (b)  Reports on Form 8-K:

                 None

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



Date:    November 11, 1994           By:  /s/Richard G. Mosteller
                                          Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial officer
                                           and authorized signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



 Exhibit

Exhibit 11    Computation of Earnings Per Share -
                Primary and Fully Diluted Earnings Per Share

Exhibit 12    Computation of Ratio of Earnings to Fixed Charges

Exhibit 27    Financial Data Schedule