Form 10-K405
period 1994-12-31
MASCO CORP /DE/
filed 1995-03-28
CIK 62996

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-5794

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                              ON WHICH REGISTERED
- --------------------------------------------     --------------------------------------------
       COMMON STOCK, $1.00 PAR VALUE                    NEW YORK STOCK EXCHANGE, INC.
      5 1/4% CONVERTIBLE SUBORDINATED
            DEBENTURES DUE 2012                         NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES /X/     NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 15, 1995 (BASED ON THE CLOSING SALE PRICE OF $25 1/2 OF THE REGISTRANT'S COMMON STOCK, AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $3,890,000,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 15, 1995:

         158,364,823 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1995 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF
THIS REPORT.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                     PAGE
- ----                                                                                     ----
                                    PART I
 1.   Business..........................................................................    2
 2.   Properties........................................................................    7
 3.   Legal Proceedings.................................................................    9
 4.   Submission of Matters to a Vote of Security Holders...............................   10
      Supplementary Item. Executive Officers of Registrant..............................   10

                                    PART II
 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............   11
 6.   Selected Financial Data...........................................................   11
 7.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................   12
 8.   Financial Statements and Supplementary Data.......................................   16
 9.   Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure............................................................   36

                                    PART III
10.   Directors and Executive Officers of the Registrant................................   36
11.   Executive Compensation............................................................   36
12.   Security Ownership of Certain Beneficial Owners and Management....................   36
13.   Certain Relationships and Related Transactions....................................   36

                                    PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................   37
      Signatures........................................................................   40

                        FINANCIAL STATEMENT SCHEDULES
      Masco Corporation Financial Statement Schedule....................................  F-1
      MascoTech, Inc. and Subsidiaries Consolidated Financial Statements and Financial
        Statement Schedules.............................................................  F-3

                                     PART I

ITEM 1. BUSINESS.

     Masco manufactures home improvement, building and home furnishings products for the home and family. Masco believes that it is the largest domestic manufacturer of faucets, plumbing supplies, kitchen and bath cabinets and furniture, and that it is a leading domestic producer of a number of other home improvement, building and home furnishings products. Masco was incorporated under the laws of Michigan in 1929 and in 1968 was reincorporated under the laws of Delaware.

     Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1994, the contribution of the Company's industry segments to net sales and operating profit:

                                                                  (IN THOUSANDS)
                                                                    NET SALES
                                                      --------------------------------------
                                                         1994          1993          1992
                                                      ----------    ----------    ----------
        Home Improvement and Building Products.....   $2,523,000    $2,188,000    $1,991,000
        Home Furnishings Products..................    1,945,000     1,698,000     1,534,000
                                                      ----------    ----------    ----------
                                                      $4,468,000    $3,886,000    $3,525,000
                                                       =========     =========     =========

                                                               OPERATING PROFIT(1)
                                                      --------------------------------------
                                                         1994          1993          1992
                                                      ----------    ----------    ----------
        Home Improvement and Building Products.....   $  504,000    $  412,000    $  368,000
        Home Furnishings Products..................       89,000        69,000        60,000
                                                      ----------    ----------    ----------
                                                      $  593,000    $  481,000    $  428,000
                                                       =========     =========     =========

         (1) Amounts are before general corporate expense.

     Additional financial information concerning the Company's operations by industry segments as of and for each of the three years ended December 31, 1994, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

HOME IMPROVEMENT AND BUILDING PRODUCTS

     The Company is among the country's largest manufacturers of brand-name consumer products designed for the improvement and building of the home, including faucets, kitchen and bath cabinets, kitchen appliances, bath and shower enclosure units, spas and hot tubs, other shower and plumbing specialties and accessories, door locks and other builders' hardware, air treatment products, venting and ventilating equipment and water pumps. These products are sold for the home improvement and home construction markets through mass merchandisers, hardware stores, home centers and other outlets to consumers and contractors.

     The Company manufactures a variety of single and double handle faucets. DELTA(R) and PEERLESS(R) single and double handle faucets are used on kitchen, lavatory and other sinks and in bath and shower installations. DELTA faucets are sold primarily through manufacturers' representatives to distributors who sell the faucets to plumbers, building contractors, remodelers, retailers and others. PEERLESS faucets are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label. The Company's ARTISTIC BRASS(R) and SHERLE WAGNER(TM) faucets and accessories are produced for the decorator markets and are sold through wholesalers, distributor showrooms and other outlets. In addition to its domestic manufacturing, the Company manufactures faucets in Denmark, Italy and Canada.

     Sales of faucets approximated $667 million in 1994, $608 million in 1993 and $528 million in 1992. The percentage of operating profit on faucets is somewhat higher than that on products within the Home Improvement and Building Products Segment as a whole. The Company believes that the simplicity, quality and reliability of its faucet mechanisms, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales.

     The Company manufactures stock, semi-custom and custom kitchen and bath cabinetry in a variety of styles and in various price ranges. The Company sells cabinets under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), STARMARK(R) and FIELDSTONE(R), with sales in both the home improvement and new construction markets. In addition to its domestic manufacturing, the Company manufactures cabinetry in Germany and England. Sales of kitchen and bath cabinets were approximately $665 million in 1994, $570 million in 1993 and $515 million in 1992.

     The Company's brass and copper plumbing system components and other plumbing specialties are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed primarily for the wholesale trade under the BRASS-CRAFT(R) trademark and for the "do-it-yourself" market under the PLUMB SHOP(R) and HOME PLUMBER(R) trademarks and are also sold under private label.

     Other kitchen and bath consumer products sold by the Company include THERMADOR(R) cooktops, ovens, ranges and related cooking equipment and refrigerators, which are marketed through appliance distributors and dealers. The Company's acrylic and gelcoat bath and shower units and whirlpools are sold under the AQUA GLASS(R) trademark primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Luxury bath and shower enclosures are manufactured and sold by the Company under the HUPPE(R) trademark. The Company's spas and hot tubs are sold under the HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers.

     Other specialty home improvement and building products include premium quality brass rim and mortise locks and knobs, trim and other builders' hardware which are manufactured and sold under the BALDWIN(R) trademark for the home improvement and new home construction markets. WEISER(R) door locks and related hardware are sold through contractor supply outlets, hardware distributors and home centers. SAFLOK(TM) electronic locks and WINFIELD(TM) mechanical locks are sold primarily to the hospitality market.

     In 1994 the Company added several plumbing specialties and bath accessories to its line of products through the acquisition of Melard Corporation, Zenith Products Corporation, American Shower & Bath Corporation and NewTeam Group. The Company expanded its kitchen cabinet businesses during 1994 by the acquisition in Germany of Alma Kuchen Aloys Meyer GmbH and Co.

HOME FURNISHINGS PRODUCTS

     The Company is the leading domestic manufacturer of brand-name consumer products for the furnishing of the home, including furniture, upholstery and other fabrics, mirrors, lamps and other decorative accessories.

     The Company manufactures a broad array of home furnishings products at a wide range of price points and utilizes a variety of distribution channels to market its products. A complete line of traditional, transitional and contemporary wood and upholstered furniture is sold under the HENREDON(R) trademark through Henredon galleries located in furniture stores, and also through designer showrooms, furniture outlets and department stores. DREXEL(R) and HERITAGE(R) wood and upholstered furniture and home furnishings accessories are marketed through Drexel Heritage galleries located in furniture stores, through showcase stores which primarily feature Drexel Heritage furniture and also through independent furniture outlets. The Lexington Furniture Industries group produces youth-correlated furniture, moderately priced bedroom and dining room groups, occasional and upholstered furniture and woven wicker and rattan products, which are sold through national and regional chains and independent furniture dealers, department stores and interior designers. Universal Furniture Limited manufactures dining room, bedroom, occasional wood and upholstered furniture, which is sold primarily through furniture retailers and department stores under UNIVERSAL(R), BENCHCRAFT(R) and other trademarks. The Company believes that Universal is the largest supplier in the United States of wood dining room furniture, much of which is shipped in unassembled form from the Company's Far East factories to assembly and distribution centers in the United States. The Berkline Corporation, acquired in 1994, manufactures family or home entertainment room motion furniture, which is sold primarily through furniture retailers and department stores under the BERKLINE(R) trademark. The Company also manufactures and sells designer upholstered products and upholstered furniture under private label to furniture stores and other retailers. Sales of the Company's furniture products approximated $1.57 billion in 1994, $1.34 billion in 1993 and $1.19 billion in 1992.

     The Company's textile group includes Robert Allen Fabrics, Inc., Ametex Fabrics, Inc., Sunbury Textile Mills, Inc., Ametex U.K. Limited and Ramm, Son & Crocker Limited. Robert Allen markets fabrics, which are used primarily for residential furnishings, through independent sales representatives to designers and retailers. Company-operated and independent showrooms have also been established to sell fabrics and display and sell many of the Company's other home furnishings products. Ametex and Ametex U.K. design and convert moderately priced fabrics for use in commercial and residential furnishings, which are sold through independent sales representatives to furniture and other furnishings manufacturers, fabric jobbers and the hospitality market. Sunbury manufactures high-quality jacquard woven fabrics which are sold through sales representatives primarily to furniture manufacturers and decorative jobbers for furniture and other decorative applications. Ramm, Son & Crocker is a United Kingdom supplier of high-quality printed fabrics to the furniture and decorative fabric markets.

     Additional markets for the Company's furnishings business include the hospitality and institutional markets and the design trade. The Company supplies furniture and accessories to contract accounts for the hotel and motel industry as well as for commercial, governmental and institutional applications. The Company's Beacon Hill showrooms, located in design centers, offer wide selections of high-end furniture, fabrics and accessories, many of which are not generally available through traditional retail channels.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     No material portion of the Company's business is seasonal or has special working capital requirements, although the Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Receivables and Inventories," included in Item 7 of this Report. The Company does not consider backlog orders to be a material factor in its industry segments, and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has manufacturing plants in Belgium, Canada, the People's Republic of China, Denmark, France, Germany, Hong Kong, Indonesia, Italy, Malaysia, Mexico, the Philippines, Singapore, Sweden, Taiwan, Turkey and the United Kingdom. Products manufactured by the Company outside of the United States include faucets and accessory products, bath and shower enclosures, kitchen and bath cabinets, furniture, decorative accessories, door locks and related hardware, ventilating fans and equipment and submersible water pumps.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     Financial information concerning the Company's foreign and domestic operations, including the amounts of net sales, operating profit and assets employed which are attributable to the Company's operations in the United States and in foreign countries, as of and for the three years ended December 31, 1994, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information." From 1992 through 1994, the Company's annual net export sales from the United States to other countries, as a percentage of consolidated annual net sales, approximated three percent.

EQUITY INVESTMENTS

     MascoTech, Inc.

     In 1984, Masco transferred its industrial businesses to a newly formed subsidiary, MascoTech, Inc. (formerly Masco Industries, Inc.), which became a separate public company in July, 1984 when Masco distributed to its stockholders shares of MascoTech common stock as a special dividend. Masco currently owns approximately 44 percent of the outstanding common stock of MascoTech.

     MascoTech is a supplier of powertrain and chassis components, technical engineering and related services and automotive aftermarket products and a manufacturer of architectural products and other specialty products primarily for the defense industry. In 1994, MascoTech had sales of $1.7 billion.

     MascoTech has adopted a long term strategic plan to focus on certain core operating capabilities and divest certain other businesses. In late 1993, MascoTech adopted a plan to divest the businesses in its energy segment, which has since been completed. MascoTech's financial statements have been reclassified to present the operating results of the energy segment as discontinued operations. These businesses manufactured specialized tools, equipment and other products for energy-related industries. In late 1994, MascoTech adopted a plan to dispose of its architectural products, defense and certain of its transportation-related businesses. The disposition of these businesses, which have annual sales of approximately $700 million, is expected to occur primarily in 1995 with the cash portion of the proceeds applied to reduce MascoTech's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in the results of continuing operations through the date of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report regarding the effect of these actions on the Company.

     MascoTech's core transportation-related businesses manufacture powertrain, chassis and aftermarket products and provide technical engineering and other related services. Powertrain and chassis products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles, front wheel drive and exhaust system components, control arms and heavy stampings and related assemblies for suspension and chassis applications. MascoTech's technical engineering and related services businesses supply engineering and engineering services to support the vehicle development processes of automotive original equipment manufacturers as well as specialty vehicle, marketing, training, visual and other related professional services. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and automotive accessories. MascoTech's transportation-related businesses held for disposition manufacture products for vehicle body related applications including automotive trim, luggage racks and accessories and light, medium and specialty metal stampings. These businesses also supply specialty coatings and truck cab body and passenger car convertible assemblies. MascoTech's products are manufactured using various metalworking technologies, including cold, warm and hot forming, powdered metal forming and stamping. During 1994, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation and General Motors Corporation accounted for approximately 19 percent, 13 percent and 12 percent, respectively, of MascoTech's net sales (including both core businesses and businesses held for disposition).

     Specialty products manufactured by MascoTech include a variety of architectural products for commercial, institutional and residential markets. Products include steel doors and frames; stainable and low maintenance steel doors; wood windows and aluminum-clad wood windows; leaded, etched and beveled glass for decorative windows and entryways; residential entry systems; garage doors; sectional and rolling doors; security grilles; and modular metal partitions. MascoTech's sales of architectural products in 1994 were $277 million. MascoTech's other specialty products consist primarily of defense products, including large diameter cold formed cartridge cases, projectiles and casings for rocket motors and missiles for the United States government and its suppliers. MascoTech also markets waste-water treatment services to other industrial companies principally in southern California. MascoTech's sales in 1994 of these other specialty products were $93 million.

     TriMas Corporation

     The Company and MascoTech currently own approximately 5 percent and 41 percent, respectively, of the outstanding common stock of TriMas Corporation. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets, including industrial container closures, pressurized gas cylinders, specialty industrial gaskets, towing systems products, specialty fasteners, tapes and products for fiberglass insulation, and precision cutting tools.

     Hans Grohe

     The Company has a partnership interest in Hans Grohe GmbH & Co. KG, a German manufacturer of faucets, handheld showers, shower heads and other shower accessories.

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

EMPLOYEES

     At December 31, 1994, the Company employed approximately 51,300 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list includes the Company's principal manufacturing facilities by location and the industry segments utilizing such facilities:

Arizona............  Tucson (1)
California.........  Carlsbad (1), City of Industry (2), Compton (2), Corona (1), Costa Mesa
                     (1), Los Angeles (1)(1), Pico Rivera (1), Pomona (1), Rosemead (2),
                     South Gate (1), Vista (1) and Whittier (2)
Georgia............  Atlanta (2)
Illinois...........  Alsip (2) and Chicago (2)
Indiana............  Cumberland (1), Greensburg (1) and Kendallville (1)
Iowa...............  Northwood (1)
Kentucky...........  Henderson (1 and 2) and Morgantown (1)
Massachusetts......  Framingham (2) and Holyoke (2)
Michigan...........  Adrian (1), Hillsdale (1), Holland (2), Lapeer (1), Madison Heights (1)
                     and Riverview (1)
Minnesota..........  Lakeville (1)
Mississippi........  Blue Mountain (2), New Albany (2), Olive Branch (1) and Ripley (2)(2)(2)
Nevada.............  Las Vegas (1)
New Jersey.........  Bellmawr (1) and Passaic (1)
North Carolina.....  Black Mountain (2), Drexel (2), Goldsboro (2), Hickory (2)(2), High
                     Point (2)(2)(2), Hildebran (2)(2), Lexington (2)(2)(2)(2)(2), Linwood
                     (2), Longview (2), Marion (2)(2), Mocksville (2), Morganton
                     (2)(2)(2)(2)(2), Mt. Airy (2), Shelby (2), Spruce Pine (2), Thomasville
                     (1) and Whittier (2)
Ohio...............  Jackson (1), Loudonville (1) and Middlefield (1)(1)
Oklahoma...........  Chickasha (1)
Oregon.............  Klamath Falls (1)
Pennsylvania.......  Aston (1), Hazelton (1), Reading (1 and 2) and Sunbury (2)
South Carolina.....  Kingstree (2)
South Dakota.......  Rapid City (1) and Sioux Falls (1)
Tennessee..........  Adamsville (1)(1), LaFollette (1), Livingston (2), McEwen (1),
                     Morristown (2)(2)(2)(2)(2) and Rockwood (2)
Texas..............  Lancaster (1)
Virginia...........  Atkins (1)(1), Culpeper (1), Lynchburg (1), Mt. Jackson (1) and
                     Portsmouth (2)
Belgium............  Brussels (1)
Canada.............  Burnaby (1), British Columbia; Brantford (1), Cambridge (1), London (1),
                     Mississauga (2) and St. Thomas (1), Ontario; Montreal (1) and Ville
                     D'Anjou (2), Quebec
China (P.R.C.).....  Chang Chun (2)(2), Guangzhou (2) and Tianjin (2)(2)(2)
Denmark............  Odense (1)
France.............  Sevres (1)
Germany............  Ahaus (1), Bad Zwischenahn (1), Grunhain (1), Iserlohn (1)(1),
                     Netzschkau (1), Steinhagen (1), Tangermunde (2) and Waldenburg (1)

Hong Kong..........  (2)(2)
Indonesia..........  Semarang (2)
Italy..............  Lacchiarella (1) and Zingonia (1)
Malaysia...........  Johor (2) and Kedah (2)(2)
Mexico.............  Mexicali (1)
Philippines........  Cebu (2)(2)
Singapore..........  Kranji (2)(2)
Sweden.............  Skene (2)
Taiwan.............  Kaohshiung (2), Tai Chung (1), Tao Yuan (2) and Tung Kang (2)
Turkey.............  Adana (1)
United Kingdom.....  Brownhills (1), Corby (1), Silsden (2) and Warminster (2), England;
                     Aberdare (2) and Merthyr Tydfil (2), Wales

        Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in activities relating to both segments. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) Home Improvement and Building Products Segment, and (2) Home Furnishings Products Segment.

     The home furnishings products manufacturing facilities are located primarily in North Carolina, with principal facilities ranging in size from 710,000 to 1,108,000 square feet. The two principal faucet manufacturing plants are located in Greensburg, Indiana and Chickasha, Oklahoma and a new 394,000 square foot faucet manufacturing plant is under construction in Jackson, Tennessee. The faucet manufacturing plants and the majority of the Company's other facilities range from approximately 20,000 to 700,000 square feet. The Company owns most of its manufacturing facilities and none of the properties is subject to significant encumbrances. The Company also maintains approximately
1.5 million square feet of designer and trade showroom space at various locations throughout the United States where it coordinates the display and sale of its home furnishings products and owns 725,000 square feet of showroom space in High Point, North Carolina utilized for furniture industry trade shows. In addition, the Company maintains 357,000 square feet of designer and trade showroom space at various foreign locations. The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. An additional building near its corporate headquarters is used by the Company's corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list identifies the location of the principal manufacturing facilities of MascoTech and the industry segments utilizing such facilities:

Arizona............  Chandler (2)
California.........  Vernon (3) and Yuba City (1)
Florida............  Auburndale (2), Deerfield Beach (1) and Orlando (2)
Georgia............  Adel (1)
Indiana............  Fort Wayne (1), Kendallville (1) and North Vernon (1)
Iowa...............  Dubuque (2)
Kentucky...........  Nicholasville (1)

Michigan...........  Auburn Hills (1)(1)(1), Brighton (1), Burton (1), Coopersville (1),
                     Dearborn (1), Detroit (1)(1)(1), Farmington Hills (1), Fraser (1), Green
                     Oak Township (1 and 3), Hamburg (1 and 3), Holland (1), Livonia (1),
                     Mesick (1), Mt. Clemens (1), Oxford (1)(1)(1), Port Huron (1), Redford
                     (1), Royal Oak (1), Shelby Township (1), St. Clair (1), St. Clair Shores
                     (1), Sterling Heights (1), Traverse City (1)(1)(1)(1)(1), Troy (1)(1),
                     Warren (1), West Branch (2) and Ypsilanti (1)
Mississippi........  Nesbit (2)
New York...........  Brooklyn (2) and Maspeth (2)
Ohio...............  Blue Ash (2), Bluffton (1), Canal Fulton (1), Columbus (2), Lima (1),
                     Minerva (1), Perrysburg (2), Port Clinton (1), Shelby (1) and Upper
                     Sandusky (1)
Oklahoma...........  Tulsa (1)
Pennsylvania.......  Ridgway (1)
Virginia...........  Duffield (1) and Salem (1)
Germany............  Zell am Harmersbach (1 and 3)
Italy..............  Poggio Rusco (1)
United Kingdom.....  Wednesfield, England (1)

        Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in significant activities relating to more than one segment. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) transportation-related products; (2) specialty products - architectural and (3) specialty products - other.

     MascoTech's largest manufacturing facility is located in Vernon, California and is a multi-plant facility of approximately 920,000 square feet. MascoTech owns the largest plant, comprising approximately 540,000 square feet, and operates the remaining portions of this facility under leases, the earliest of which expires at the end of 1996. Except for the foregoing facility and an additional manufacturing facility covering approximately 605,000 square feet, MascoTech's manufacturing facilities range in size from approximately 10,000 to 325,000 square feet, are owned by MascoTech or leased and are not subject to significant encumbrances. MascoTech's executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                         OFFICER
                NAME                                 POSITION                   AGE       SINCE
- ------------------------------------   ------------------------------------     ---      -------
Alex Manoogian......................   Chairman Emeritus                        93        1929
Richard A. Manoogian................   Chairman of the Board and                58        1962
                                       Chief Executive Officer
Wayne B. Lyon.......................   President and Chief Operating            62        1972
                                       Officer
Gerald Bright.......................   Vice President and Assistant             72        1970
                                       Secretary
David A. Doran......................   Vice President - Taxes                   53        1984
Eugene A. Gargaro, Jr. .............   Vice President and Secretary             52        1993
Ronald L. Jones.....................   President - Home Furnishings             52        1989
                                       Products
Raymond F. Kennedy..................   President - Building Products            52        1989
John R. Leekley.....................   Vice President and General Counsel       51        1979
Richard G. Mosteller................   Senior Vice President - Finance          62        1962
John C. Nicholls, Jr. ..............   Treasurer                                61        1967
Robert B. Rosowski..................   Vice President - Controller              54        1973
Samuel Valenti, III.................   Vice President - Investments             49        1971
David G. Wesenberg..................   Vice President - Human Resources         64        1980

     Executive officers who are elected by the Board of Directors serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Mr. Gargaro. Mr. Gargaro joined the Company as its Vice President and Secretary on October 1, 1993. Prior to joining the Company, Mr. Gargaro was a partner at the Detroit law firm of Dykema Gossett PLLC. Mr. Gargaro has served as a director and Secretary of MascoTech, Inc., since 1984 and a director and Secretary of TriMas Corporation since 1989. Richard A. Manoogian, the Chairman of the Board and Chief Executive Officer of the Company, is the son of its Chairman Emeritus, Alex Manoogian.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                                           MARKET PRICE
                                                         ----------------      DIVIDENDS
                            QUARTER                      HIGH        LOW       DECLARED
          --------------------------------------------   -----      -----      ---------
          1993
            First.....................................   $35 1/4    $  29        $ .16
            Second....................................   34 3/4     28 5/8         .16
            Third.....................................   32 1/4     25 1/2         .17
            Fourth....................................   38 7/8     28 3/4         .17
                                                                               ---------
               Total..................................                           $ .66
                                                                               ========
          1994
            First.....................................   $39 3/4    $  31        $ .17
            Second....................................   32 1/8     26 1/4         .17
            Third.....................................   28 1/4     23 5/8         .18
            Fourth....................................   25 1/4     21 1/4         .18
                                                                               ---------
               Total..................................                           $ .70
                                                                               ========

     On March 15, 1995, there were approximately 6,680 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information of the Company, for the years and dates indicated:

                                                                      (IN THOUSANDS EXCEPT PER SHARE
                                                                  AMOUNTS)
                                         1994          1993          1992          1991          1990
                                      ----------    ----------    ----------    ----------    ----------
Net sales...........................  $4,468,000    $3,886,000    $3,525,000    $3,141,000    $3,209,000
Net income(1).......................  $  193,700    $  221,100    $  183,100    $   44,900    $  138,800
Per share of common stock:
  Net income(1).....................       $1.22         $1.45         $1.21          $.30          $.91
  Dividends declared................        $.70          $.66          $.62          $.58          $.55
  Dividends paid....................        $.69          $.65          $.61          $.57          $.54
At December 31:
  Total assets......................  $4,390,000    $4,053,100    $4,011,600    $3,785,800    $3,760,700
  Long-term debt....................  $1,592,600    $1,418,300    $1,487,100    $1,369,300    $1,334,300

     (1) After the $79 million after-tax ($.50 per share) non-cash equity investment charge in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENT

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

     In early 1994, the Company acquired for common stock, Melard Corporation and Zenith Products Corporation, manufacturers of plumbing specialties and bath accessories, and Berkline Corporation, a manufacturer of popularly priced recliners and motion upholstered furniture, all of which were accounted for as poolings of interests.

     In December 1994, the Company acquired Alma Kuchen Aloys Meyer GmbH and Co., a German manufacturer of kitchen cabinets, and NewTeam Group, a United Kingdom manufacturer of handheld showers and other bath accessories, both of which were accounted for as purchase transactions.

     The above pooled and purchased companies had annual net sales in 1993 of approximately $320 million.

     In January 1995, the Company received approximately $70 million upon the sale of its investment in Formica Corporation. The Company anticipates that the gain from this transaction, however, will be largely offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance.

PROFIT MARGINS

     Net income and earnings per share for 1994, prior to an unusual non-cash fourth quarter equity investment charge, were $273 million and $1.72, representing increases of 23 percent and 19 percent from $221 million and $1.45 in 1993, respectively. Including the unusual charge of approximately $.50 per share, net income was $194 million, with earnings per share of $1.22. The unusual charge is the Company's equity share of its affiliate MascoTech, Inc.'s $315 million non-cash after-tax charge which results from MascoTech's strategic decision to focus on its core transportation-related business and divest non-core businesses. MascoTech believes that this strategy should strengthen its balance sheet and profitability, which in turn should enhance the value of the Company's investment in MascoTech.

     After-tax profit margin on sales and after-tax profit return on shareholders' equity in 1994, before the effect of the above-mentioned unusual equity charge, increased to 6.1 percent and 13.7 percent, respectively, as compared with 5.7 percent and 11.7 percent, respectively, in 1993, and 5.2 percent and 10.2 percent, respectively, in 1992, primarily due to increased product sales resulting from improved market shares and the expanded economy. Including the effect of the equity charge, after-tax profit margin as a percent of net sales and after-tax profit return on shareholders' equity were 4.3 percent and 9.7 percent, respectively, in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings.

     At year-end 1994, current assets were approximately 3.1 times current liabilities.

     During 1994, cash of $311 million was provided by operating activities and by $134 million from a net increase in debt; cash decreased by $191 million for the purchase of property and equipment, by $127 million for the acquisition of companies, by $62 million for the repurchase of Company Common Stock, by $109 million for cash dividends and by $15 million for other cash outflows. The aggregate of the preceding items represents a net cash outflow of $59 million in 1994. Cash provided by operating activities totalled $311 million, $261 million and $204 million in 1994, 1993 and 1992, respectively; the Company has generally reinvested a majority of these funds in its operations.

     In late 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 2.8 million common shares were repurchased in the fourth quarter of 1994.

     The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow and to the extent necessary in the financial markets.

RECEIVABLES AND INVENTORIES

     During 1994, the Company's receivables increased by $135 million. This increase is primarily comprised of receivables from existing operations, which increased by $53 million, principally as a result of increased sales in the fourth quarter of 1994 compared with the same period in 1993, and receivables of acquired companies.

     During 1994, the Company's inventories increased by $125 million. This increase is primarily comprised of a $75 million increase in inventories from existing operations which had increased sales, and inventories of acquired companies.

     As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefitting from larger, more cost-effective purchasing.

CAPITAL EXPENDITURES AND DEPRECIATION

     Capital expenditures totalled $191 million in 1994, compared with $167 million in 1993. These amounts primarily pertain to expenditures for additional facilities related to increased demand for existing products as well as for new Masco products.

     The Company continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and improve customer service and response time.

     Depreciation expense and amortization expense were $88.1 million and $32.5 million, respectively, in 1994, compared with $82.1 million and $33.9 million, respectively, in 1993. The major portion of amortization expense, from the excess of cost over net assets acquired, relates to companies acquired in previous years. These companies have been successful for many years in established markets not subject to rapid technological changes. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies, primarily by comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense as well as considering the equity of such companies.

EQUITY AND OTHER INVESTMENTS IN AFFILIATES

     Equity losses from affiliates were $101.3 million in 1994, compared with equity earnings of $18.7 million in 1993 and $17.3 million in 1992.

     In December 1994, MascoTech, an equity affiliate of the Company, announced and recorded a non-cash after-tax charge of $315 million in anticipation of losses associated with the planned disposition of its non-core businesses. As a result, the Company recorded $138 million pre-tax ($79 million after-tax) as its equity share of this non-cash charge.

CASH DIVIDENDS

     During 1994, the Company increased its dividend rate six percent to $.18 per share quarterly. This marks the 36th consecutive year in which dividends have been increased. Dividend payments over this period have increased at an 18 percent average annual rate. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

RECENTLY ISSUED PROFESSIONAL ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs, becomes effective in 1995. This statement provides guidance on the accounting treatment and reporting of advertising costs and should not have a material effect on the Company's financial statements.

GENERAL FINANCIAL ANALYSIS

     1994 VERSUS 1993

     Net sales in 1994, aided by acquisitions, increased 15 percent to $4,468 million; excluding acquisitions, net sales increased 7 percent. Sales in 1994 of the Company's Home Improvement and Building Products and Home Furnishings Products each increased 15 percent to $2,523 million and $1,945 million, respectively; excluding acquisitions, sales of Home Improvement and Building Products and Home Furnishings Products increased 8 percent and 6 percent, respectively.

     Cost of sales as a percentage of sales decreased modestly to 67.2 percent in 1994 from 67.5 percent in 1993. Selling, general and administrative expenses as a percentage of sales decreased to 21.4 percent in 1994 from 22.1 percent in 1993. Operating profit, after general corporate expense, increased 26 percent to $510 million in 1994, primarily due to increased sales and profit improvement programs.

     Operating profit of the Company's Home Improvement and Building Products segment, before general corporate expense, increased 22 percent to $504 million. Operating profit of the Company's Home Furnishings Products segment, before general corporate expense, increased 29 percent to $89 million.

     Included in other income and expense for 1994 are equity losses from MascoTech of $106 million, which reflect the Company's $138 million pre-tax equity share of MascoTech's unusual non-cash fourth quarter charge, as compared with $13.2 million of equity earnings from MascoTech in 1993. MascoTech reported a loss from continuing operations and a net loss, after preferred stock dividends, of $234.4 million and $233.1 million, respectively, in 1994, as compared with income from continuing operations and net income, after preferred stock dividends, of $70.9 million and $32.7 million, respectively, in 1993.

     Net income and earnings per common share, for 1994 prior to the above-mentioned MascoTech charge, were $273 million and $1.72, representing increases of 23 percent and 19 percent from $221 million and $1.45 in 1993, respectively. Including the above-mentioned charge of approximately $.50 per share, net income was $194 million, with earnings per share of $1.22.

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

     The Company's Home Improvement and Building Products sales in 1993 increased 10 percent to $2,188 million while operating profit increased 12 percent to $412 million.

     Sales in 1993 of the Company's Home Furnishings Products increased 11 percent to $1,698 million and operating profit increased 15 percent to $69 million.

     Included in other income and expense for 1993 are equity earnings from MascoTech, Inc. of $23.2 million, prior to an approximate $10 million after-tax fourth quarter charge which reflects the Company's equity share of MascoTech's loss provision for the disposition of its energy-related businesses and extraordinary loss on the early extinguishment of debt, as compared with $12.6 million of equity earnings in 1992. MascoTech reported income from continuing operations of $70.9 million and $39.0 million in 1993 and 1992, respectively, and net income, after preferred stock dividends, of $32.7 million for 1993 and $29.1 million for 1992. The 1993 results of MascoTech were favorably impacted by internal cost reductions and from increased demand in its transportation industries, which more than offset its fourth quarter special charges of approximately $26 million after-tax.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of Masco Corporation:

     We have audited the accompanying consolidated balance sheet of Masco Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994, and the financial statement schedule as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Masco Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1995

                               MASCO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS

                                                                      1994              1993
                                                                 --------------    --------------
Current Assets:
  Cash and cash investments...................................   $   61,160,000    $  119,980,000
  Marketable securities.......................................        9,910,000         4,890,000
  Receivables.................................................      745,170,000       610,120,000
  Inventories.................................................      948,830,000       824,130,000
  Prepaid expenses and other..................................      126,370,000       116,750,000
                                                                 --------------    --------------
       Total current assets...................................    1,891,440,000     1,675,870,000
Equity investments in MascoTech, Inc..........................      184,960,000       294,700,000
Equity investments in other affiliates........................       57,790,000        54,630,000
Property and equipment........................................    1,231,810,000     1,095,170,000
Excess of cost over acquired net assets.......................      706,160,000       605,170,000
Other assets..................................................      317,880,000       327,570,000
                                                                 --------------    --------------
       Total assets...........................................   $4,390,040,000    $4,053,110,000
                                                                  =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable...............................................   $   48,380,000    $   33,160,000
  Accounts payable............................................      201,320,000       161,220,000
  Accrued liabilities.........................................      351,590,000       296,060,000
                                                                 --------------    --------------
       Total current liabilities..............................      601,290,000       490,440,000
Long-term debt................................................    1,592,610,000     1,418,290,000
Deferred income taxes and other...............................       83,460,000       145,950,000
                                                                 --------------    --------------
       Total liabilities......................................    2,277,360,000     2,054,680,000
                                                                 --------------    --------------
Shareholders' Equity:
  Common shares authorized: 400,000,000;
     issued: 1994 -- 156,990,000; 1993 -- 152,850,000.........      156,990,000       152,850,000
  Preferred shares authorized: 1,000,000......................         --                --
  Paid-in capital.............................................       44,840,000        69,880,000
  Retained earnings...........................................    1,924,740,000     1,805,170,000
  Cumulative translation adjustments..........................      (13,890,000)      (29,470,000)
                                                                 --------------    --------------
       Total shareholders' equity.............................    2,112,680,000     1,998,430,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $4,390,040,000    $4,053,110,000
                                                                  =============     =============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       1994              1993              1992
                                                  --------------    --------------    --------------
Net sales......................................   $4,468,000,000    $3,886,000,000    $3,525,000,000
Cost of sales..................................    3,001,770,000     2,621,630,000     2,381,040,000
                                                  --------------    --------------    --------------
       Gross profit............................    1,466,230,000     1,264,370,000     1,143,960,000
Selling, general and administrative expenses...      956,630,000       860,540,000       785,420,000
                                                  --------------    --------------    --------------
       Operating profit........................      509,600,000       403,830,000       358,540,000
                                                  --------------    --------------    --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings (loss)....................     (106,110,000)       13,160,000        12,570,000
     Interest and dividend income..............         --              16,220,000        17,100,000
     Gain from redemption of preferred stock...         --              28,300,000          --
  Equity earnings, other affiliates............        4,800,000         5,580,000         4,720,000
  Other, net...................................       19,030,000         1,330,000        12,510,000
  Interest expense.............................     (104,720,000)     (105,820,000)     (100,640,000)
                                                  --------------    --------------    --------------
                                                    (187,000,000)      (41,230,000)      (53,740,000)
                                                  --------------    --------------    --------------
       Income before income taxes..............      322,600,000       362,600,000       304,800,000
Income taxes...................................      128,900,000       141,500,000       121,700,000
                                                  --------------    --------------    --------------
       Net income..............................   $  193,700,000    $  221,100,000    $  183,100,000
                                                   =============     =============     =============
Earnings per share.............................            $1.22             $1.45             $1.21
                                                           =====             =====             =====

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       1994             1993             1992
                                                   -------------    -------------    -------------
CASH FLOWS FROM (FOR):
  Operating Activities:
     Net income.................................   $ 193,700,000    $ 221,100,000    $ 183,100,000
     Depreciation and amortization..............     120,630,000      115,990,000      114,450,000
     Equity (earnings) loss, net................     108,030,000      (13,800,000)     (13,190,000)
     Deferred income taxes and other............     (36,050,000)      (8,500,000)      11,620,000
     Gain from redemption of MascoTech preferred
       stock, net of tax........................        --            (17,550,000)        --
                                                   -------------    -------------    -------------
          Total from earnings...................     386,310,000      297,240,000      295,980,000
     (Increase) in receivables..................     (53,470,000)     (42,520,000)     (52,450,000)
     (Increase) in inventories..................     (74,540,000)     (38,840,000)     (35,100,000)
     Increase (decrease) in accounts payable and
       accrued liabilities, net.................      52,860,000       45,050,000       (4,800,000)
                                                   -------------    -------------    -------------
          Net cash from operating activities....     311,160,000      260,930,000      203,630,000
                                                   -------------    -------------    -------------
  Investing Activities:
     Capital expenditures.......................    (190,610,000)    (166,540,000)    (117,690,000)
     Currency translation adjustments...........      15,580,000      (17,500,000)     (27,090,000)
     Sale of affiliate investments to
       MascoTech................................        --             87,500,000         --
     Proceeds from redemption of MascoTech
       preferred stock..........................        --            100,000,000         --
     Acquisition of companies...................    (126,830,000)        --               --
     Other, net.................................     (31,650,000)      40,700,000      (63,380,000)
                                                   -------------    -------------    -------------
          Net cash from (for) investing
            activities..........................    (333,510,000)      44,160,000     (208,160,000)
                                                   -------------    -------------    -------------
  Financing Activities:
     Issuance of notes..........................        --            400,000,000      400,000,000
     Retirement of notes........................        --           (200,000,000)    (300,000,000)
     Increase in other debt.....................     264,600,000      290,770,000      460,470,000
     Payment of other debt......................    (130,380,000)    (622,230,000)    (480,000,000)
     Repurchase of Company common stock.........     (61,730,000)        --               --
     Cash dividends paid........................    (108,960,000)     (99,000,000)     (92,690,000)
                                                   -------------    -------------    -------------
          Net cash (for) financing activities...     (36,470,000)    (230,460,000)     (12,220,000)
                                                   -------------    -------------    -------------
  Cash and Cash Investments:
     Increase (decrease) for the year...........     (58,820,000)      74,630,000      (16,750,000)
     At January 1...............................     119,980,000       45,350,000       62,100,000
                                                   -------------    -------------    -------------
     At December 31.............................   $  61,160,000    $ 119,980,000    $  45,350,000
                                                    ============     ============     ============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current-year presentation.

     Average Shares Outstanding. The average number of common shares outstanding in 1994, 1993 and 1992 approximated 158.8 million, 152.7 million and 151.7 million, respectively.

     Cash and Cash Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash investments.

     Receivables. Accounts and notes receivable are presented net of allowances for doubtful accounts of $20.1 million at December 31, 1994 and $19.1 million at December 31, 1993.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $88.1 million, $82.1 million and $79.4 million in 1994, 1993 and 1992, respectively.

     The excess of cost over net assets of acquired companies is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1994 and 1993, such accumulated amortization totalled $147.3 million and $127.2 million, respectively. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies, primarily by comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense as well as considering the equity of such companies. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. Amortization of intangible assets was $32.5 million, $33.9 million and $35.1 million in 1994, 1993 and 1992, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that approximates the risk of the investments. The fair value of the Company's long-term debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1994 was approximately $187 million and $1,483 million, as compared with the Company's carrying value of $152 million and $1,593 million, respectively. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1993 was approximately $230 million and $1,471 million, as compared with the Company's carrying value of $200 million and $1,418 million, respectively.

     Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, became effective in 1994. This Standard defines

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONTINUED)
the disclosure requirements for derivative financial instruments, of which the Company has no material holdings.

     Recently Issued Professional Accounting Standards. The American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs, becomes effective in 1995. This statement provides guidance on the accounting treatment and reporting of advertising costs and should not have a material effect on the Company's financial statements.

ACQUISITIONS

POOLING ACQUISITIONS:

     During 1994, the Company issued approximately 6.5 million of its common shares for the acquisitions of Melard Manufacturing Corporation, Zenith Products Corporation and Berkline Corporation. Each of these acquisitions was accounted for as a pooling of interests. Melard and Zenith are manufacturers of plumbing specialties and bath accessories, and Berkline is a manufacturer of recliners and motion upholstered furniture. Prior year financial statements were not restated due to immateriality.

PURCHASE ACQUISITIONS:

     In December 1994, the Company acquired Alma Kuchen Aloys Meyer GmbH and Co., a German manufacturer of kitchen cabinets, and NewTeam Group, a United Kingdom manufacturer of handheld showers and other bath accessories, for approximately $100 million.

     The Company also acquired several other companies in 1994 for approximately $25 million.

     The above pooled and purchased companies had combined net sales in 1993 of approximately $320 million.

INVENTORIES

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1994        1993
                                                                    --------    --------
        Finished goods...........................................   $388,440    $312,470
        Raw material.............................................    333,280     280,450
        Work in process..........................................    227,110     231,210
                                                                    --------    --------
                                                                    $948,830    $824,130
                                                                    ========    ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity and partnership interests:

                                                                          AT DECEMBER 31
                                                                       --------------------
                                                                       1994    1993    1992
                                                                       ----    ----    ----
        MascoTech, Inc..............................................   44%     42%     47%
        Hans Grohe, a German partnership............................   27%     27%     27%
        TriMas Corporation..........................................    5%      5%      7%

     MascoTech, Inc. presently has voting preferred shares outstanding, which are to be converted into common shares no later then mid-1997. On an assumed converted basis and utilizing the minimum number of common shares to be so issued, the Company's equity investment in MascoTech would be 38 percent at December 31, 1994 (which equals the Company's voting interest at that date).

     Excluding the partnership interest in Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments at December 31, 1994 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $431 million, as compared with the Company's related aggregate carrying value of $205 million.

     The Company's carrying value of its equity investments in MascoTech exceeds its equity in the underlying net book value by approximately $73 million at December 31, 1994. This excess, which principally resulted from repurchases by MascoTech of its common stock, is being amortized over a period not to exceed 40 years. The Company's carrying value of its other equity investments at December 31, 1994 approximates the Company's equity in the underlying net book value in these affiliates.

     In March 1993, the Company and MascoTech partially restructured their affiliate relationships through transactions that reduced the Company's common equity interest in MascoTech from 47 percent to approximately 35 percent and resulted in MascoTech's acquisition of the Company's investments in Emco Limited, a Canadian company. The Company received $87.5 million in cash, $100 million of 10% exchangeable preferred stock and seven-year warrants to purchase 10 million common shares of MascoTech at $13 per share. MascoTech received 10 million of its common shares, all $77.5 million of its 12% exchangeable preferred stock, the Company's investments in Emco Limited and a modified option expiring in early 1997 to require the Company to purchase up to $200 million aggregate amount of debt securities in MascoTech.

     In November 1993, MascoTech redeemed for cash its $100 million of 10% exchangeable preferred stock issued in March 1993. As a result of this redemption, the Company realized a $28.3 million pre-tax gain.

     In December 1993, following MascoTech's call for redemption, the Company converted $130 million of MascoTech's 6% debentures due 2011 into MascoTech common stock, thereby increasing the Company's common equity interest in MascoTech from approximately 35 percent to 42 percent.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONTINUED)
     Approximate combined condensed financial data of the above-listed affiliates are summarized in U.S. dollars as follows, in thousands:

                                                      1994           1993           1992
                                                   -----------    -----------    -----------
        At December 31:
          Current assets........................   $   944,940    $   875,610    $   881,200
          Current liabilities...................      (277,260)      (300,650)      (371,350)
                                                   -----------    -----------    -----------
          Working capital.......................       667,680        574,960        509,850
          Property and equipment................       626,670        720,290        755,290
          Other assets..........................       681,630        853,720        737,660
          Long-term liabilities.................    (1,266,060)    (1,213,940)    (1,400,950)
                                                   -----------    -----------    -----------
          Shareholders' equity..................   $   709,920    $   935,030    $   601,850
                                                    ==========     ==========     ==========
        Net sales...............................   $ 2,465,070    $ 2,230,330    $ 2,051,730
                                                    ==========     ==========     ==========
        Income (loss) from continuing
          operations............................   $  (165,200)   $   199,190    $   115,180
                                                    ==========     ==========     ==========
        Net income (loss) attributable to common
          shareholders..........................   $  (164,750)   $    75,900    $    34,030
                                                    ==========     ==========     ==========
        The Company's net equity in above income
          (loss)................................   $  (101,310)   $    18,740    $    17,290
                                                    ==========     ==========     ==========
        Cash dividends received by the Company
          from affiliates.......................   $     6,720    $     4,940    $     4,100
                                                    ==========     ==========     ==========

     In December 1994, MascoTech announced and recorded a non-cash after-tax charge of $315 million in anticipation of losses associated with the planned disposition of its non-core businesses. As a result, the Company recorded $138 million pre-tax as its equity share of this non-cash charge.

     Equity in undistributed earnings of affiliates of $24 million at December 31, 1994, $132 million at December 31, 1993 and $118 million at December 31, 1992 are included in consolidated retained earnings.

PROPERTY AND EQUIPMENT

                                                                      (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1994          1993
                                                                 ----------    ----------
        Land and improvements.................................   $   87,460    $   78,670
        Buildings.............................................      685,310       595,630
        Machinery and equipment...............................    1,145,120     1,009,060
                                                                 ----------    ----------
                                                                  1,917,890     1,683,360
        Less accumulated depreciation.........................      686,080       588,190
                                                                 ----------    ----------
                                                                 $1,231,810    $1,095,170
                                                                  =========     =========

                               MASCO CORPORATION

ACCRUED LIABILITIES

                                                                     (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                                  ---------------------
                                                                    1994         1993
                                                                  --------     --------
        Salaries, wages and commissions.......................    $ 79,170     $ 60,910
        Advertising and sales promotion.......................      43,080       32,370
        Insurance.............................................      38,060       35,180
        Dividends payable.....................................      29,250       26,260
        Employee retirement plans.............................      27,690       21,840
        Interest..............................................      25,960       26,070
        Income taxes..........................................      24,140       26,110
        Other.................................................      84,240       67,320
                                                                  --------     --------
                                                                  $351,590     $296,060
                                                                  ========     ========

LONG-TERM DEBT

                                                                      (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1994          1993
                                                                 ----------    ----------
        Notes, 6.25%,  due 1995...............................   $  200,000    $  200,000
        Notes, 9%,     due 1996...............................      250,000       250,000
        Notes, 6.625%, due 1999...............................      200,000       200,000
        Notes, 9%,     due 2001...............................      175,000       175,000
        Notes, 6.125%, due 2003...............................      200,000       200,000
        Notes, 7.125%, due 2013...............................      200,000       200,000
        Notes payable to banks................................       70,000        --
        Convertible subordinated debentures, 5.25%, due
          2012................................................      177,920       177,930
        Other, primarily acquisition related in 1994..........      134,330        23,980
                                                                 ----------    ----------
                                                                  1,607,250     1,426,910
        Less current portion..................................       14,640         8,620
                                                                 ----------    ----------
                                                                 $1,592,610    $1,418,290
                                                                  =========     =========

     At December 31, 1994, all of the outstanding notes other than notes payable to banks are nonredeemable.

     The Company intends to refinance the 6.25% notes due June 15, 1995 through borrowings under its bank revolving-credit agreement.

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

     The notes payable to banks at December 31, 1994 relate to a $750 million revolving-credit agreement, with any outstanding balance due and payable in May 1998. Interest is payable on borrowings under this agreement based upon various floating rates as selected by the Company.

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONTINUED)
     Certain debt agreements contain limitations on additional borrowings and restrictions on cash dividend payments and common share repurchases. At December 31, 1994, the amount of retained earnings available for cash dividends and common share repurchases approximated $199 million under the most restrictive of these provisions.

     At December 31, 1994, the maturities of long-term debt during each of the next five years were approximately as follows: 1995-$214.6 million; 1996-$257.2 million; 1997-$2.6 million; 1998-$105.8 million; and 1999-$200.9 million.

     In October 1994, the Company amended its shelf registration statements, on file with the Securities and Exchange Commission, for the purpose of converting these statements to an unallocated shelf registration, which allows for the issuance of up to a combined $800 million of debt and equity securities.

     Interest paid was approximately $103 million, $104 million and $121 million in 1994, 1993 and 1992, respectively.

SHAREHOLDERS' EQUITY

                                                                              (IN THOUSANDS)
                                                         1994          1993          1992
                                                      ----------    ----------    ----------
        Common Shares, $1 Par Value
          Balance, January 1.......................   $  152,850    $  152,470    $  153,210
          Shares issued............................        6,910           380         1,470
          Shares repurchased.......................       (2,770)           --            --
          Shares retired...........................           --            --        (2,210)
                                                      ----------    ----------    ----------
          Balance, December 31.....................      156,990       152,850       152,470
                                                      ----------    ----------    ----------
        Paid-In Capital
          Balance, January 1.......................       69,880        61,370        64,950
          Common shares issued.....................       33,920         8,510        25,050
          Common shares repurchased................      (58,960)           --            --
          Common shares retired....................           --            --       (28,630)
                                                      ----------    ----------    ----------
          Balance, December 31.....................       44,840        69,880        61,370
                                                      ----------    ----------    ----------
        Retained Earnings
          Balance, January 1.......................    1,805,170     1,685,010     1,596,180
          Retained earnings of pooled companies....       37,820            --            --
          Net income...............................      193,700       221,100       183,100
          Cash dividends declared..................     (111,950)     (100,940)      (94,270)
                                                      ----------    ----------    ----------
          Balance, December 31.....................    1,924,740     1,805,170     1,685,010
                                                      ----------    ----------    ----------
        Cumulative Translation Adjustments
          Balance, December 31.....................      (13,890)      (29,470)      (11,970)
                                                      ----------    ----------    ----------
        Treasury Shares
          Balance, January 1.......................           --            --       (30,550)
          Shares repurchased.......................           --            --          (290)
          Shares retired...........................           --            --        30,840
                                                      ----------    ----------    ----------
          Balance, December 31.....................           --            --            --
                                                      ----------    ----------    ----------
        Shareholders' Equity
          Balance, December 31.....................   $2,112,680    $1,998,430    $1,886,880
                                                       =========     =========     =========

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY -- (CONTINUED)
     On the basis of amounts paid (declared), cash dividends per share were $.69 ($.70) in 1994, $.65 ($.66) in 1993 and $.61 ($.62) in 1992.

     In 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 2.8 million common shares were repurchased in the fourth quarter of 1994 at an aggregate cost of approximately $62 million.

STOCK OPTIONS AND AWARDS

     For the three years ended December 31, 1994, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                                 (SHARES IN THOUSANDS)
                                                              1994       1993       1992
                                                             -------    -------    -------
        Option shares outstanding, January 1..............     5,686      6,742      7,390
        Option shares granted.............................        73        298      1,212
          Option price....................................   $25-$40    $27-$37    $25-$30
        Option shares exercised...........................       224      1,210      1,860
          Option price....................................   $15-$32     $2-$30     $2-$21
        Option shares cancelled...........................        25        144      --
          Option price....................................   $21-$30     $2-$21      --
        Option shares outstanding, December 31............     5,510      5,686      6,742
          Option price....................................   $11-$40    $10-$37     $2-$30
        Option shares exercisable, December 31............     2,445      1,457      1,326

     Pursuant to restricted stock incentive award plans, the Company granted long-term incentive awards, net, for 598,000, 100,000 and 267,000 shares of Company Common Stock during 1994, 1993 and 1992, respectively, to key employees of the Company and affiliated companies. The unamortized costs of unvested awards under these plans, aggregating approximately $55.3 million at December 31, 1994, are being amortized over the ten-year vesting periods.

     At December 31, 1994, a combined total of 10,680,000 shares of Company Common Stock was available for the granting of stock options and incentive awards under the above plans.

     Pursuant to the 1984 Restricted Stock (MascoTech) Incentive Plan, the Company may award to key employees of the Company and affiliated companies, shares of common stock of MascoTech, Inc. held by the Company. No such awards were granted in 1994, 1993 or 1992. At December 31, 1994, there were 4,695,000 of such shares available for granting future awards under this plan.

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the pension and profit-sharing plans were $23.3 million in 1994, $19.2 million in 1993 and $16.9 million in 1992.

     Net periodic pension cost for the Company's pension plans includes the following components:

                                                                             (IN THOUSANDS)
                                                             1994        1993        1992
                                                           --------    --------    --------
        Service cost -- benefits earned during the         $ 13,690    $ 11,800    $ 10,850
          year..........................................
        Interest cost on projected benefit obligation...     20,060      17,240      15,280
        Actual return on assets.........................      8,650     (28,940)    (12,190)
        Net amortization and deferral...................    (35,740)      6,100      (9,810)
                                                           --------    --------    --------
        Net periodic pension cost.......................   $  6,660    $  6,200    $  4,130
                                                           ========    ========    ========

     Major assumptions used in accounting for the Company's pension plans are as follows:

                                                                 1994      1993     1992
                                                                 -----    ------    -----
        Discount rate for obligations.........................    8.5%     7.25%     8.0%
        Rate of increase in compensation levels...............    5.0%     5.0 %     6.0%
        Expected long-term rate of return on plan assets......   13.0%    13.0 %    13.0%

     The funded status of the Company's pension plans is summarized as follows, in thousands, at December 31:

                                                    1994                          1993
                                         --------------------------    --------------------------
                                           ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                           EXCEED        BENEFITS        EXCEED        BENEFITS
                                         ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                          BENEFITS        ASSETS        BENEFITS        ASSETS
                                         -----------    -----------    -----------    -----------
        Actuarial present value of
          benefit obligations:
             Vested benefit
               obligation.............    $ 147,110      $  46,840      $ 135,800      $  54,130
                                         ==========     ==========     ==========     ==========
             Accumulated benefit
               obligation.............    $ 151,710      $  56,010      $ 142,110      $  62,660
                                         ==========     ==========     ==========     ==========
             Projected benefit
               obligation.............    $ 190,120      $  64,210      $ 181,850      $  68,420
        Assets at fair value..........      170,130         35,250        158,630         47,790
                                         -----------    -----------    -----------    -----------
          Projected benefit obligation
             in excess of plan
             assets...................      (19,990)       (28,960)       (23,220)       (20,630)
        Reconciling items:
          Unrecognized net loss.......       21,510          5,240         22,780         13,720
          Unrecognized prior service
             cost.....................        7,740         10,030          8,680          1,240
          Unrecognized net (asset)
             obligation at
             transition...............      (12,340)         6,640        (12,800)         1,400
          Requirement to recognize
             minimum liability........       --            (14,360)        --            (11,170)
                                         -----------    -----------    -----------    -----------
          Accrued pension cost........    $  (3,080)     $ (21,410)     $  (4,560)     $ (15,440)
                                         ==========     ==========     ==========     ==========

     The Company sponsors certain postretirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1994, the aggregate present value of the accumulated postretirement benefit obligation approximated $6 million pre-tax and is being amortized over 20 years.

                               MASCO CORPORATION

SEGMENT INFORMATION

     The Company's operations in the industry segments detailed below consisted of the manufacture and sale principally of the following products:

        Home improvement and building -- faucets; plumbing fittings; kitchen and bath cabinets; shower tubs, whirlpools and spas; bath accessories; kitchen appliances; builders' hardware; venting and ventilating equipment; and water pumps.

        Home furnishings products -- quality furniture, fabrics and other home furnishings products.

     Corporate assets consisted primarily of real property and other investments.

     Pursuant to a corporate services agreement to provide MascoTech, Inc. with certain corporate staff and administrative services, the Company charges a fee approximating .8 percent of MascoTech net sales. This fee approximated $11 million in each of 1994, 1993 and 1992 and is included as a reduction of general corporate expense.

                                                         (IN THOUSANDS)
                                 NET SALES                        OPERATING PROFIT                  ASSETS AT DECEMBER 31
                    ------------------------------------   -------------------------------   ------------------------------------
                       1994         1993         1992        1994        1993       1992        1994         1993         1992
                    ----------   ----------   ----------   ---------   --------   --------   ----------   ----------   ----------
The Company's
  operations by
  segment were:
    Home
      improvement
      and
      building....  $2,523,000.. $2,188,000   $1,991,000   $ 504,000   $412,000   $368,000   $1,603,000   $1,297,000   $1,262,000
    Home
      furnishings
      products....   1,945,000    1,698,000    1,534,000      89,000     69,000     60,000    1,966,000    1,886,000    1,778,000
                    ----------   ----------   ----------   ---------   --------   --------   ----------   ----------   ----------
        Total.....  $4,468,000   $3,886,000   $3,525,000   $ 593,000   $481,000   $428,000   $3,569,000   $3,183,000   $3,040,000
                     =========    =========    =========   =========   ========   ========    =========    =========    =========
The Company's
  operations by
  geographic area
  were:
    United
      States......  $3,741,000   $3,194,000   $2,895,000   $ 480,000   $387,000   $334,000   $2,822,000   $2,638,000   $2,522,000
    European
      Union.......     404,000      375,000      378,000      73,000     60,000     64,000      399,000      240,000      245,000
    Other foreign
      countries...     323,000      317,000      252,000      40,000     34,000     30,000      348,000      305,000      273,000
                    ----------   ----------   ----------   ---------   --------   --------   ----------   ----------   ----------
        Total, as
          above...  $4,468,000   $3,886,000   $3,525,000     593,000    481,000    428,000    3,569,000    3,183,000    3,040,000
                     =========    =========    =========
Other expense,
  net.............                                          (187,000)   (41,000)   (54,000)
General corporate
  expense, net....                                           (83,000)   (77,000)   (69,000)
                                                           ---------   --------   --------
Income before
  income
  taxes(1)........                                         $ 323,000   $363,000   $305,000
                                                           =========   ========   ========
Equity and other
  investments
  in affiliates...                                                                              243,000      349,000      463,000
Corporate
  assets..........                                                                              578,000      521,000      509,000
                                                                                             ----------   ----------   ----------
        Total
         assets...                                                                           $4,390,000   $4,053,000   $4,012,000
                                                                                              =========    =========    =========

                                                                                    DEPRECIATION AND
                                              PROPERTY ADDITIONS(2)                   AMORTIZATION
                                         --------------------------------    ------------------------------
                                           1994        1993        1992        1994       1993       1992
                                         --------    --------    --------    --------    -------    -------
The Company's operations by segment
  were:
    Home improvement and building......  $128,000    $ 80,000    $ 80,000    $ 52,000    $48,000    $48,000
    Home furnishings products..........    70,000      71,000      35,000      48,000     46,000     45,000
                                         --------    --------    --------    --------    -------    -------
        Total..........................  $198,000    $151,000    $115,000    $100,000    $94,000    $93,000
                                         ========    ========    ========    ========    =======    =======


    (1) Income before income taxes and net income from foreign operations for 1994, 1993 and 1992 were $114 million and $76 million, $92 million and $55 million, and $88 million and $54 million, respectively.

    (2) Property additions include assets of acquired companies.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                             (IN THOUSANDS)
                                                          1994         1993         1992
                                                        ---------    ---------    ---------
        Re: MascoTech, Inc.:
          Equity earnings (loss).....................   $(106,110)   $  13,160    $  12,570
                                                        ---------    ---------    ---------
          Interest and dividend income...............          --       16,220       17,100
                                                        ---------    ---------    ---------
          Gain from redemption of preferred stock....          --       28,300           --
                                                        ---------    ---------    ---------
        Equity earnings, other affiliates............       4,800        5,580        4,720
                                                        ---------    ---------    ---------
        Other, net:
          Income from cash and marketable
             securities..............................       2,280        3,250        4,330
          Other interest income......................       8,230        9,800       11,640
          Other items................................       8,520      (11,720)      (3,460)
                                                        ---------    ---------    ---------
                                                           19,030        1,330       12,510
                                                        ---------    ---------    ---------
        Interest expense.............................    (104,720)    (105,820)    (100,640)
                                                        ---------    ---------    ---------
                                                        $(187,000)   $ (41,230)   $ (53,740)
                                                        =========    =========    =========

     Equity earnings from MascoTech for 1994 were $32 million, prior to the Company's $138 million pre-tax equity share of MascoTech's non-cash fourth quarter charge.

                               MASCO CORPORATION

INCOME TAXES

                                                                    (IN THOUSANDS)
                                                             1994        1993        1992
                                                           --------    --------    --------
        Income before income taxes:
          Domestic......................................   $208,170    $270,930    $216,460
          Foreign.......................................    114,430      91,670      88,340
                                                           --------    --------    --------
                                                           $322,600    $362,600    $304,800
                                                           ========    ========    ========
        Provision for income taxes:
          Currently payable:
             Federal....................................   $110,150    $ 96,830    $ 62,360
             State and local............................     19,000      13,530      12,500
             Foreign....................................     32,230      39,640      35,220
          Deferred:
             Federal, net...............................    (39,090)     (5,570)     12,090
             Foreign....................................      6,610      (2,930)       (470)
                                                           --------    --------    --------
                                                           $128,900    $141,500    $121,700
                                                           ========    ========    ========
        Deferred tax assets at December 31:
          Intangibles...................................   $ 31,810       --
          Inventories...................................     17,480    $ 12,080
          Earlier recognition of expenses for financial
             reporting purposes.........................     37,990      26,670
          Other, principally equity investments.........     57,770      19,450
                                                           --------    --------
                                                            145,050      58,200
                                                           --------    --------
        Deferred tax liabilities at December 31:
          Property and equipment........................    152,830     145,880
          Other.........................................     14,020       9,240
                                                           --------    --------
                                                            166,850     155,120
                                                           --------    --------
          Net deferred tax liability at December 31.....   $ 21,800    $ 96,920
                                                           ========    ========
        Provision for deferred income taxes for
          temporary differences:
             Accelerated tax deductions, including
               depreciation.............................   $ 15,970    $    900    $  3,990
             Earlier recognition of gains and (losses),
               net for financial reporting purposes.....    (48,450)     (9,400)      7,630
                                                           --------    --------    --------
                                                           $(32,480)   $ (8,500)   $ 11,620
                                                           ========    ========    ========

     Net deferred tax liability at December 31, 1994 and 1993 consists of net short-term deferred tax assets of $44.5 million and $32.1 million, respectively, and net long-term deferred tax liabilities of $66.3 million and $129.0 million, respectively.

     The effective tax rate differs from the United States federal statutory rate principally due to: foreign income tax (-1 percent in 1993 and -2 percent in 1992), amortization in excess of tax, net (-2 percent in 1994, -1 percent in 1993 and -2 percent in 1992), dividends-received deduction (2 percent in 1994 and 1 percent in 1993 and 1992), state income tax (-4 percent in 1994, -2 percent in 1993 and -3 percent in 1992) and other (-1 percent in 1994 and 1993).

                               MASCO CORPORATION

INCOME TAXES -- (CONTINUED)
     Income taxes paid were approximately $175 million, $135 million and $97 million in 1994, 1993 and 1992, respectively.

     Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of an asset and liability method of accounting for income taxes, became effective in January 1993. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the related basis reported in the consolidated financial statements. Prior to 1993, the Company followed the requirements of Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes.

     Provision has not been made for U.S. or additional foreign taxes on approximately $75 million of remaining undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

     The following presents the combined financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except earnings per share, are in thousands.

                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1994          1993
                                                                 ----------    ----------
        COMBINED BALANCE SHEET
        Assets
        Current assets:
          Cash and cash investments...........................   $  230,780    $  272,950
          Marketable securities...............................       72,020        32,680
          Receivables.........................................      980,940       906,500
          Prepaid expenses....................................      133,490       118,700
          Deferred income taxes...............................       68,270        73,830
          Net current assets of businesses held for                 146,690        28,830
             disposition......................................
          Inventories:
             Finished goods...................................      449,290       393,820
             Raw material.....................................      404,240       365,370
             Work in process..................................      266,810       281,680
                                                                 ----------    ----------
                                                                  1,120,340     1,040,870
                                                                 ----------    ----------
               Total current assets...........................    2,752,530     2,474,360
        Equity investments in affiliates......................      150,310       163,970
        Property and equipment................................    1,779,520     1,747,590
        Excess of cost over acquired net assets...............      964,000     1,114,740
        Net non-current assets of businesses held for               232,370        38,680
          disposition.........................................
        Other assets..........................................      405,220       428,390
                                                                 ----------    ----------
               Total assets...................................   $6,283,950    $5,967,730
                                                                  =========     =========
        Liabilities and Shareholders' Equity
        Current liabilities:
          Notes payable.......................................   $   52,330    $   36,310
          Accounts payable....................................      334,770       277,070
          Accrued liabilities.................................      457,160       428,720
                                                                 ----------    ----------
               Total current liabilities......................      844,260       742,100
        Long-term debt........................................    2,699,450     2,445,540
        Deferred income taxes and other.......................      206,630       307,450
        Other interests in combined affiliates................      420,930       474,210
                                                                 ----------    ----------
               Total liabilities..............................    4,171,270     3,969,300
        Equity of shareholders of Masco Corporation...........    2,112,680     1,998,430
                                                                 ----------    ----------
               Total liabilities and shareholders' equity.....   $6,283,950    $5,967,730
                                                                  =========     =========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                            YEARS ENDED DECEMBER 31
                                                   -----------------------------------------
                                                      1994           1993           1992
                                                   -----------    -----------    -----------
        COMBINED STATEMENT OF INCOME
        Net sales...............................   $ 6,692,190    $ 5,901,060    $ 5,360,330
        Cost of sales...........................    (4,735,170)    (4,169,190)    (3,797,980)
        Selling, general and administrative
          expenses..............................    (1,233,870)    (1,112,300)    (1,033,350)
        Charge for disposition of businesses....      (400,000)            --             --
                                                   -----------    -----------    -----------
               Operating profit.................       323,150        619,570        529,000
                                                   -----------    -----------    -----------
        Other income (expense), net:
          Interest expense......................      (167,480)      (189,610)      (188,230)
          Other, net............................        74,930         45,360         45,040
                                                   -----------    -----------    -----------
                                                       (92,550)      (144,250)      (143,190)
                                                   -----------    -----------    -----------
               Income before income taxes and
                  other interests...............       230,600        475,320        385,810
        Income taxes............................       126,760        208,930        172,610
        Other interests in combined
          affiliates............................       (89,860)        45,290         30,100
                                                   -----------    -----------    -----------
               Net income.......................   $   193,700    $   221,100    $   183,100
                                                    ==========     ==========     ==========
        Earnings per share......................         $1.22          $1.45          $1.21
                                                         =====          =====          =====

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                             YEARS ENDED DECEMBER 31
                                                      -------------------------------------
                                                        1994          1993          1992
                                                      ---------    -----------    ---------
        COMBINED STATEMENT OF CASH FLOWS
        Cash Flows From (For) Operating Activities:
          Net income...............................   $ 193,700    $   221,100    $ 183,100
          Depreciation and amortization............     207,970        194,270      191,290
          Equity (earnings), net of dividends......      (5,020)        (4,840)      (1,140)
          Gain from change in investment...........          --         (9,490)     (16,700)
          Deferred income taxes and other..........    (100,600)         7,590       15,860
          Charge for disposition of businesses.....     400,000             --           --
          Other interests in net income (loss) of
             combined affiliates, net..............     (89,860)        45,290       30,100
                                                      ---------    -----------    ---------
               Total from earnings.................     606,190        453,920      402,510
          (Increase) in receivables................     (98,690)       (52,670)     (75,340)
          (Increase) in inventories................    (100,790)       (49,950)     (36,550)
          Increase (decrease) in accounts payable
             and accrued liabilities, net..........      90,670         37,230       (9,690)
          Discontinued operations, net.............     (30,410)        16,700          830
                                                      ---------    -----------    ---------
               Net cash from operating
                  activities.......................     466,970        405,230      281,760
                                                      ---------    -----------    ---------
        Cash Flows From (For) Investing Activities:
          Capital expenditures.....................    (330,140)      (252,360)    (198,170)
          Acquisitions, net of cash acquired.......    (126,830)            --           --
          Currency translation adjustments.........      15,580        (17,500)     (27,090)
          Proceeds from sale of subsidiaries.......      41,220         33,170           --
          Other, net...............................     (69,590)        39,730      (45,810)
                                                      ---------    -----------    ---------
               Net cash (for) investing
                  activities.......................    (469,760)      (196,960)    (271,070)
                                                      ---------    -----------    ---------
        Cash Flows From (For) Financing Activities:
          Increase in debt.........................     684,570        862,800      872,140
          Payment of debt..........................    (479,940)    (1,087,400)    (915,630)
          Issuance of common shares................          --             --       85,150
          Issuance of preferred stock..............          --        209,520           --
          Repurchase of common stock...............    (115,860)            --           --
          Cash dividends paid......................    (128,150)      (106,360)     (93,410)
                                                      ---------    -----------    ---------
               Net cash (for) financing
                  activities.......................     (39,380)      (121,440)     (51,750)
                                                      ---------    -----------    ---------
        Cash and Cash Investments:
          Increase (decrease) for the year.........     (42,170)        86,830      (41,060)
          At January 1.............................     272,950        186,120      227,180
                                                      ---------    -----------    ---------
          At December 31...........................   $ 230,780    $   272,950    $ 186,120
                                                      =========     ==========    =========

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                            NET       EARNINGS
                     QUARTERS                    NET          GROSS        INCOME      (LOSS)
                       ENDED                    SALES         PROFIT       (LOSS)     PER SHARE
        -----------------------------------   ----------    ----------    --------    ---------
        1994
        December 31........................   $1,148,000    $  365,030    $(13,800)     $(.09)
        September 30.......................    1,150,000       382,700      72,100        .45
        June 30............................    1,120,000       366,500      70,100        .44
        March 31...........................    1,050,000       352,000      65,300        .42
                                              ----------    ----------    --------    ---------
                                              $4,468,000    $1,466,230    $193,700      $1.22
                                               =========     =========    ========    =======
        1993
        December 31........................   $1,010,000    $  322,070    $ 57,600      $ .38
        September 30.......................      982,000       319,900      55,700        .36
        June 30............................      948,000       309,500      53,300        .35
        March 31...........................      946,000       312,900      54,500        .36
                                              ----------    ----------    --------    ---------
                                              $3,886,000    $1,264,370    $221,100      $1.45
                                               =========     =========    ========    =======

     Fourth quarter 1994 net loss and loss per share reflect the Company's $138 million pre-tax equity share of MascoTech's non-cash fourth quarter charge associated with the planned disposition of its non-core businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

         (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, consist of the following:

                         Consolidated Balance Sheet

                         Consolidated Statement of Income

                         Consolidated Statement of Cash Flows

                         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules.

              (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1994, 1993 and 1992, consists of the following:

                 II. Valuation and Qualifying Accounts

             (ii) (A) MascoTech, Inc. and Subsidiaries Consolidated Financial
                      Statements appended hereto, as required at December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, consist of the following:

                         Consolidated Balance Sheet

                         Consolidated Statement of Operations

                         Consolidated Statement of Cash Flows

                         Notes to Consolidated Financial Statements

             (ii) (B) MascoTech, Inc. and Subsidiaries Financial Statement
                      Schedule appended hereto, as required for the years ended December 31, 1994, 1993 and 1992, consists of the following:

                      II. Valuation and Qualifying Accounts

        (3) Exhibits.

             3.i        Restated Certificate of Incorporation of Masco Corporation and
                        amendments thereto.
             3.ii       Bylaws of Masco Corporation, as amended.(2)
             4.a.i      Indenture dated as of December 1, 1982 between Masco Corporation and
                        Morgan Guaranty Trust Company of New York, as Trustee(6), and Directors'
                        resolutions establishing Masco Corporation's: (i) 9% Notes Due April 15,
                        1996,(5), (ii) 9% Notes Due October 1, 2001,(6), (iii) 6 1/4% Notes Due
                        June 15, 1995,(4), (iv) 6 5/8% Notes Due September 15, 1999,(4), 6 1/8%
                        Notes Due September 15, 2003,(3), and (vi) 7 1/8% Debentures Due August
                        15, 2013,(3).
             4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee dated as of
                        July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of
                        New York and The First National Bank of Chicago.(1)
             4.a.iii    Supplemental Indenture dated as of July 26, 1994 between Masco
                        Corporation and The First National Bank of Chicago.(1)

             4.b        Indenture dated as of December 1, 1982 between Masco Corporation and
                        Citibank, N.A., as Trustee, and Directors' resolutions establishing
                        Masco Corporation's 5 1/4% Convertible Subordinated Debentures Due 2012,
                        including form of Debenture.(6)
             4.c        $750,000,000 Amended and Restated Credit Agreement dated as of May 18,
                        1994 among Masco Corporation, the banks signatory thereto and Morgan
                        Guaranty Trust Company of New York, as agent.(1)
             4.d        Indenture dated as of November 1, 1986 between Masco Industries, Inc.
                        (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of New
                        York, as Trustee, and Directors' resolutions establishing Masco
                        Industries, Inc.'s 4 1/2% Convertible Subordinated Debentures Due
                        2003,(2), Agreement of Appointment and Acceptance of Successor Trustee
                        dated as of August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
                        Company of New York and The First National Bank of Chicago and
                        Supplemental Indenture dated as of August 5, 1994 among MascoTech, Inc.
                        and The First National Bank of Chicago.
             4.e        Credit Agreement dated as of September 2, 1993 by and among MascoTech,
                        Inc., the banks party thereto, and NBD Bank, N.A. (now known as NBD
                        Bank), as Agent, and Comerica Bank, The Bank of New York, The First
                        National Bank of Chicago, Morgan Guaranty Trust Company of New York and
                        NationsBank of North Carolina, N.A., as Co-Agents(2), First Amendment
                        thereto dated June 29, 1994 and Second Amendment thereto dated December
                        21, 1994.
            NOTE:       Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco
                        Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and
                        Exchange Commission upon request.
            10.a        Assumption and Indemnification Agreement dated as of May 1, 1984 between
                        Masco Corporation and Masco Industries, Inc. (now known as MascoTech,
                        Inc.).(7)
            10.b        Corporate Services Agreement dated as of January 1, 1987 between Masco
                        Corporation and Masco Industries, Inc. (now known as MascoTech,
                        Inc.).(4)
            10.c        Corporate Opportunities Agreement dated as of May 1, 1984 between Masco
                        Corporation and Masco Industries, Inc. (now known as MascoTech,
                        Inc.).(7)
            10.d        Stock Repurchase Agreement dated as of May 1, 1984 between Masco
                        Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.)
                        and related forfeiture letter dated September 20, 1985, Amendment to
                        Stock Repurchase Agreement dated as of December 20, 1990(6) and
                        Agreement dated as of November 23, 1993 including an amendment to Stock
                        Repurchase Agreement.(2)
            NOTE:       Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the
                        Directors and executive officers of the company participate.
            10.e        Masco Corporation 1991 Long-Term Stock Incentive Plan.(6)
            10.f        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated Septem-
                        ber 11, 1990).(7)
            10.g        Masco Corporation 1988 Stock Option Plan (Restated September 11,
                        1990).(7)
            10.h        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
                        (Restated September 14, 1993).

            10.i        Masco Corporation 1984 Stock Option Plan (Restated September 14, 1993).
            10.j        Masco Corporation Restricted Stock Incentive Plan (Restated September
                        14, 1993).
            10.k        MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated September
                        14, 1993).(2)
            10.l        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated September
                        14, 1993).(2)
            10.m        MascoTech, Inc. 1984 Stock Option Plan (Restated September 14, 1993).(2)
            10.n        Masco Corporation Supplemental Executive Retirement and Disability Plan.
            10.o        Masco Corporation Benefits Restoration Plan.
            10.p        Form of Agreement dated June 29, 1989 between Masco Corporation and certain of its officers.(2)
            10.q        Amended and Restated Securities Purchase Agreement dated as of November
                        23, 1993 between Masco Corporation and MascoTech, Inc., including form of Note.(2)
            10.r        Registration Agreement dated as of March 31, 1993 between Masco
                        Corporation and Masco Industries, Inc. (now known as MascoTech,
                        Inc.).(2)
            10.s        Stock Purchase Agreement between Masco Corporation and Masco Industries,
                        Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991
                        (regarding Masco Capital Corporation).(6)
            11          Computation of Primary and Fully Diluted Per Share Earnings.
            12          Computation of Ratio of Earnings to Fixed Charges.
            21          List of Subsidiaries.
            23.a        Consent of Coopers & Lybrand L.L.P. relating to Masco Corporation's
                        Financial Statements and Financial Statement Schedule.
            23.b        Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s
                        Financial Statements and Financial Statement Schedule.
            27          Financial Data Schedule.

- ---------------
     (1) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     (2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

     (3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

     (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

     (6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

     (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

     (B) REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASCO CORPORATION

                                          By       /s/ RICHARD G. MOSTELLER
                                            ------------------------------------
                                                    RICHARD G. MOSTELLER
                                              Senior Vice President -- Finance

March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    PRINCIPAL EXECUTIVE OFFICER:

      /s/ RICHARD A. MANOOGIAN           Chairman of the Board
- -------------------------------------      and Chief Executive Officer
        RICHARD A. MANOOGIAN

    PRINCIPAL FINANCIAL OFFICER:

      /s/ RICHARD G. MOSTELLER           Senior Vice President -- Finance
- -------------------------------------
        RICHARD G. MOSTELLER

    PRINCIPAL ACCOUNTING OFFICER:

       /s/ ROBERT B. ROSOWSKI            Vice President -- Controller
- -------------------------------------
         ROBERT B. ROSOWSKI

          /s/ WAYNE B. LYON              President and Director
- -------------------------------------
            WAYNE B. LYON

                                                                  March 28, 1995
         /s/ LILLIAN BAUDER              Director
- -------------------------------------
           LILLIAN BAUDER

         /s/ ERWIN L. KONING             Director
- -------------------------------------
           ERWIN L. KONING

         /s/ JOHN A. MORGAN              Director
- -------------------------------------
           JOHN A. MORGAN

          /s/ ARMAN SIMONE               Director
- -------------------------------------
            ARMAN SIMONE

         /s/ PETER W. STROH              Director
- -------------------------------------
           PETER W. STROH

                               MASCO CORPORATION

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedules, as required, for the years ended December 31, 1994, 1993 and 1992:

                                                                                        PAGE
                                                                                        -----
II. Valuation and Qualifying Accounts................................................     F-2
MascoTech, Inc. and Subsidiaries Consolidated Financial Statements and
    Financial Statement Schedules....................................................     F-3

                               MASCO CORPORATION

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                   COLUMN C
                                                          --------------------------
                                            COLUMN B              ADDITIONS
                                           -----------    --------------------------                     COLUMN E
                COLUMN A                   BALANCE AT       CHARGED        CHARGED       COLUMN D      -------------
- ----------------------------------------    BEGINNING       TO COSTS       TO OTHER     -----------     BALANCE AT
              DESCRIPTION                   OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS     END OF PERIOD
- ----------------------------------------   -----------    ------------    ----------    -----------    -------------
                                                                             (A)            (B)

Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheet:
    1994................................   $19,070,000    $ 9,770,000     $1,400,000    $10,190,000     $20,050,000
                                           ===========    =============   ==========    ===========    ==============
    1993................................   $16,340,000    $12,900,000     $ (130,000)   $10,040,000     $19,070,000
                                           ===========    =============   ==========    ===========    ==============
    1992................................   $13,680,000    $15,460,000         --        $12,800,000     $16,340,000
                                           ===========    =============   ==========    ===========    ==============

Notes:

  (A) Allowance of companies acquired and companies disposed of, net.

  (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1994, and the financial statement schedule as listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1995

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS

                                                                      1994              1993
                                                                 --------------    --------------
Current assets:
  Cash and cash investments...................................   $   61,950,000    $   83,200,000
  Marketable securities.......................................       62,110,000        27,790,000
  Receivables.................................................      171,870,000       238,820,000
  Inventories.................................................       91,950,000       140,040,000
  Deferred and refundable income taxes........................       23,800,000        41,780,000
  Prepaid expenses and other assets...........................       39,800,000        24,210,000
  Net current assets of businesses held for disposition.......      146,690,000        28,830,000
                                                                 --------------    --------------
       Total current assets...................................      598,170,000       584,670,000
Equity and other investments in affiliates....................      173,230,000       170,510,000
Property and equipment, net...................................      379,330,000       490,190,000
Excess of cost over net assets of acquired companies..........       93,820,000       439,760,000
Notes receivable and other assets.............................       53,770,000        66,100,000
Net non-current assets of businesses held for disposition.....      232,370,000        38,680,000
                                                                 --------------    --------------
       Total assets...........................................   $1,530,690,000    $1,789,910,000
                                                                 ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $  111,860,000    $   95,520,000
  Accrued liabilities.........................................       72,090,000       103,260,000
  Current portion of long-term debt...........................        3,670,000         2,830,000
                                                                 --------------    --------------
       Total current liabilities..............................      187,620,000       201,610,000
Long-term debt................................................      868,240,000       788,360,000
Deferred income taxes and other long-term liabilities.........       93,690,000       132,310,000
                                                                 --------------    --------------
       Total liabilities......................................    1,149,550,000     1,122,280,000
                                                                 --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25 million;
     Outstanding: 10.8 million (liquidation value -- $216
     million).................................................       10,800,000        10,800,000
  Common stock, $1 par: Authorized: 250 million; Outstanding:
     56.6 million and 60.5 million............................       56,610,000        60,510,000
  Paid-in capital.............................................      318,960,000       367,290,000
  Retained earnings (deficit).................................       (7,590,000)      232,120,000
  Cumulative translation adjustments..........................        2,360,000        (3,090,000)
                                                                 --------------    --------------
       Total shareholders' equity.............................      381,140,000       667,630,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $1,530,690,000    $1,789,910,000
                                                                 ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                    1994               1993               1992
                                               ---------------    ---------------    ---------------
Net sales...................................   $ 1,702,260,000    $ 1,582,880,000    $ 1,455,320,000
Cost of sales...............................    (1,385,430,000)    (1,257,480,000)    (1,159,050,000)
                                               ---------------    ---------------    ---------------
     Gross profit...........................       316,830,000        325,400,000        296,270,000
Selling, general and administrative
  expenses..................................      (194,680,000)      (179,680,000)      (184,430,000)
Charge for disposition of businesses........      (400,000,000)                --                 --
                                               ---------------    ---------------    ---------------
     Operating profit (loss)................      (277,850,000)       145,720,000        111,840,000
                                               ---------------    ---------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation.......                --         (6,990,000)        (7,800,000)
  Other interest expense....................       (49,830,000)       (74,370,000)       (78,190,000)
  Equity and interest income from
     affiliates.............................        29,810,000         21,000,000         15,750,000
  Gain from change in investment of
     equity affiliates......................                --          9,490,000         16,700,000
  Other, net................................        33,380,000         26,330,000          9,950,000
                                               ---------------    ---------------    ---------------
                                                    13,360,000        (24,540,000)       (43,590,000)
                                               ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before income taxes
       (credit) and extraordinary income
       (loss)...............................      (264,490,000)       121,180,000         68,250,000
Income taxes (credit).......................       (30,070,000)        50,290,000         29,210,000
                                               ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before extraordinary
       income (loss)........................      (234,420,000)        70,890,000         39,040,000
Discontinued energy operations (net of
  income taxes):
     Income (loss) from operations of
       discontinued energy segment..........                --          2,630,000           (610,000)
     Gain (loss) on disposition.............        11,700,000        (22,270,000)                --
                                               ---------------    ---------------    ---------------
     Income (loss) before extraordinary
       income (loss)........................      (222,720,000)        51,250,000         38,430,000
Extraordinary income (loss) (net of
  income taxes).............................         2,600,000         (3,650,000)                --
                                               ---------------    ---------------    ---------------
     Net income (loss)......................   $  (220,120,000)   $    47,600,000    $    38,430,000
                                               ===============    ===============    ===============
Preferred stock dividends...................   $    12,960,000    $    14,930,000    $     9,300,000
                                               ===============    ===============    ===============
     Earnings (loss) attributable to
       common stock.........................   $  (233,080,000)   $    32,670,000    $    29,130,000
                                               ===============    ===============    ===============

                                                                               1993
                                                                        -------------------
                                                                                   ASSUMING
                                                              1994                   FULL       1992
                                                             PRIMARY    PRIMARY    DILUTION    PRIMARY
                                                             -------    -------    --------    -------
Earnings (loss) per common and common equivalent share:
  Continuing operations...................................   $(4.20)     $ .97       $.91       $ .49
  Discontinued energy operations:
     Income (loss) from operations of discontinued
       energy segment.....................................       --        .05        .04        (.01)
     Gain (loss) on disposition...........................      .20       (.39)         *          --
                                                             ------      -----       ----       -----
  Income (loss) before extraordinary income (loss)........    (4.00)       .63        .63         .48
  Extraordinary income (loss).............................      .04       (.06)         *          --
                                                             ------      -----       ----       -----
  Earnings (loss) attributable to common stock............   $(3.96)     $ .57       $.57       $ .48
                                                             ======      =====       ====       =====

* Anti-dilutive

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       1994             1993             1992
                                                   -------------    -------------    -------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income (loss).............................   $(220,120,000)   $  47,600,000    $  38,430,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities,
   excluding reclassification of businesses held
   for disposition:
     Charge for disposition of businesses.......     400,000,000         --               --
     Gain from change in investment of equity
       affiliates...............................        --             (9,490,000)     (16,700,000)
     Gains from sales of TriMas common stock....     (17,900,000)        --               --
     Depreciation and amortization..............      66,760,000       59,810,000       59,920,000
     Equity earnings, net of dividends..........     (23,720,000)     (12,000,000)      (5,250,000)
     (Decrease) increase in deferred taxes......     (67,760,000)      15,590,000        3,130,000
     (Increase) decrease in marketable
       securities, net..........................     (34,320,000)       2,980,000        3,150,000
     (Increase) in receivables..................     (37,940,000)      (5,900,000)     (23,930,000)
     (Increase) in inventories..................     (23,390,000)      (2,990,000)      (2,920,000)
     (Increase) decrease in prepaid expenses....     (33,490,000)     (11,650,000)       4,010,000
     Increase (decrease) in accounts payable and
       accrued liabilities......................      65,330,000       (5,900,000)     (12,930,000)
     Other, net, including extraordinary income
       (loss)...................................      (5,370,000)       8,180,000       13,540,000
     Net assets of businesses held for
       disposition, net.........................     (30,410,000)      16,700,000          830,000
                                                   -------------    -------------    -------------
       Net cash from operating activities.......      37,670,000      102,930,000       61,280,000
                                                   -------------    -------------    -------------
 FINANCING ACTIVITIES:
  Issuance of convertible debt..................     337,240,000         --               --
  Increase in other debt........................      82,730,000         --             11,670,000
  Payment or repurchase of other debt...........    (349,230,000)    (150,020,000)    (135,490,000)
  Issuance of preferred stock...................        --            209,520,000         --
  Retirement of Company Common Stock............     (54,130,000)        --               --
  Retirement of preferred stock.................        --           (100,000,000)        --
  Payment of dividends..........................     (18,980,000)     (16,020,000)      (9,300,000)
  Other, net....................................      (5,010,000)       3,770,000       (2,240,000)
                                                   -------------    -------------    -------------
       Net cash used for financing activities...      (7,380,000)     (52,750,000)    (135,360,000)
                                                   -------------    -------------    -------------
 INVESTING ACTIVITIES:
  Cash received from sales or redemption of
   TriMas securities............................      18,180,000         --             88,000,000
  Cash paid Masco Corporation...................        --            (87,500,000)        --
  Cash received from sale of energy
     businesses.................................      41,220,000       93,450,000         --
  Capital expenditures..........................    (115,220,000)     (59,540,000)     (60,000,000)
  Receipt of cash from notes receivable.........      14,640,000       14,000,000        3,830,000
  Other, net....................................     (10,360,000)      (3,390,000)         300,000
                                                   -------------    -------------    -------------
       Net cash (used for) from investing
          activities............................     (51,540,000)     (42,980,000)      32,130,000
                                                   -------------    -------------    -------------
 CASH AND CASH INVESTMENTS:
  Increase (decrease) for the year..............     (21,250,000)       7,200,000      (41,950,000)
  At January 1..................................      83,200,000       76,000,000      117,950,000
                                                   -------------    -------------    -------------
       At December 31...........................   $  61,950,000    $  83,200,000    $  76,000,000
                                                   =============    =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting. Capital transactions by equity affiliates, which reduce the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and equity and other investments in affiliates.

     Certain amounts for the years ended December 31, 1993 and 1992 have been reclassified to conform to the presentation adopted in 1994. The balance sheet at December 31, 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses. The financial statements and related notes have been reclassified to present the energy segment as discontinued operations (see "Dispositions of Operations" note).

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1994 owned approximately 44 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, including net sales related to businesses held for disposition, aggregated approximately $11 million in each of 1994, 1993 and 1992.

     Cash and Cash Investments. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash investments. The carrying amount reported in the balance sheet for cash and cash investments approximates fair value.

     Marketable Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994. At December 31, 1994 marketable equity securities have been categorized as trading securities, and, as a result, are stated at fair value. At December 31, 1993 marketable equity securities were stated at the lower of cost or market. Derivative financial instruments, consisting principally of S&P 500 futures contracts, are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized as incurred.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $1.6 million and $5.1 million at December 31, 1994 and 1993, respectively.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by

                                MASCOTECH, INC.

management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment there was no permanent impairment related to the excess of cost over net assets of acquired companies not held for disposition at December 31, 1994.

     At December 31, 1994 and 1993, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $34.5 million and $86.5 million, respectively. Amortization expense was $22.9 million, $22.2 million and $22.8 million in 1994, 1993 and 1992, respectively, including amortization expense of approximately $1.6 million in both 1993 and 1992 related to discontinued operations.

     Income Taxes. In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. There was no income statement impact from the adoption of SFAS No. 109. Provision has not been made for U.S. or additional foreign taxes on approximately $28 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Earnings (Loss) Per Common Share. Primary loss per common share in 1994 is based on 58.9 million weighted average shares of common stock outstanding. The effect of stock options and warrants in 1994 would be anti-dilutive. Primary earnings per common share are based on weighted average shares of common stock and common stock equivalents outstanding (including the dilutive effect of stock options and warrants, utilizing the treasury stock method) of 57.4 million and
60.9 million in 1993 and 1992, respectively. Primary earnings (loss) per common share are calculated on earnings (loss) after deducting preferred stock dividends of $13.0 million, $14.9 million and $9.3 million in 1994, 1993 and 1992, respectively.

     Fully diluted earnings (loss) per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share in 1993 was calculated based on 68.8 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings (loss) per common share in 1994 or 1992.

     In late 1993, approximately 10.4 million common shares were issued as a result of the conversion of the 6% Convertible Subordinated Debentures (see "Shareholders' Equity" note). If such conversion had taken place at the beginning of 1993, the primary earnings per common and common equivalent share amounts would have approximated the amounts presented for earnings per common and common equivalent share, assuming full dilution, in 1993.

     Adoption of Statements of Financial Accounting Standards. The Company expects that the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", will not have a material impact on the financial position or the results of operations of the Company when adopted in 1995.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1993: in addition to the payment by the Company of $87.5 million, the non-cash portion of the issuance of Company Preferred Stock and warrants in exchange for Company Common Stock, Company Preferred Stock and Masco

                                MASCOTECH, INC.

Corporation's holdings of Emco Limited common stock and convertible debentures (see "Shareholders' Equity" note); conversion of $187 million of convertible debentures into Company Common Stock (see "Shareholders' Equity" note); and conversion of the Company's TriMas Corporation ("TriMas") convertible preferred stock holdings into TriMas common stock (see "Equity and Other Investments in Affiliates" note).

     Income taxes paid were $28 million, $32 million and $23 million in 1994, 1993 and 1992, respectively. Interest paid was $61 million, $82 million and $91 million in 1994, 1993 and 1992, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses is expected to primarily occur in 1995 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. The businesses to be disposed had annual sales of $675 million, $715 million and $675 million in 1994, 1993 and 1992, respectively, and operating profit (loss), before the charge recorded in 1994, of $(2) million, $22 million and $30 million in 1994, 1993 and 1992, respectively.

     The expected proceeds from the sale or liquidation of the businesses to be disposed was estimated by the Company's management based on a variety of factors including: historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors, tangible asset values and other relevant factors. In addition, management's estimate of the expected proceeds included input from independent parties familiar with business valuations of this nature. The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss is anticipated. The approximate components of the charge are as follows (in thousands):

        Write-down of assets due to anticipated net proceeds being less than carrying value:
             Excess of cost over net assets of acquired companies..........   $270,000
             Other assets, principally property and equipment..............    105,000
        Expenses of sale or liquidation accruable at December 31, 1994.....     25,000
                                                                              --------
               Pre-tax charge..............................................   $400,000
                                                                              ========

     Future periods will include the operating results of the businesses to be sold and any additional anticipated costs to be incurred in connection with the sale or liquidation of the remaining businesses which cannot be accrued at December 31, 1994, as well as the result of differences between estimated and actual proceeds. In addition, management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized.

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. This plan met the criteria for discontinued operations accounting treatment; accordingly, the financial statements and related notes present the Company's energy segment as discontinued operations.

                                MASCOTECH, INC.

During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas, for $60 million cash. The expected loss from the disposition of the Company's energy segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax), including a provision for the businesses not sold in 1993 and the deferral of a portion of the gain (approximately $6 million after-tax) related to the sale of the business to TriMas. Certain of the remaining business units were sold at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) relating to the charge established in 1993.

     Selected financial information for the Company's discontinued energy segment is as follows for the period up to the decision to discontinue in 1993, and for the year ended December 31, 1992:

                                                                       (IN THOUSANDS)
                                                                      1993        1992
                                                                    --------    --------
        Net sales................................................   $191,930    $201,520
                                                                    ========    ========
        Operating income.........................................   $  5,540    $  3,050
        Other expense............................................       (480)       (960)
                                                                    --------    --------
        Pre-tax income...........................................      5,060       2,090
        Income taxes.............................................      2,430       2,700
                                                                    --------    --------
        Income (loss) from discontinued operations...............   $  2,630    $   (610)
                                                                    ========    ========

     The unusual relationship of income taxes to pre-tax income in 1992 results principally from foreign losses for which no tax benefit was recorded.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1994 and 1993, after reflecting the anticipated loss on disposition:

                                                                      (IN THOUSANDS)
                                                                     1994         1993
                                                                   ---------    --------
        Receivables.............................................   $ 107,760    $ 34,890
        Other current assets, principally inventories...........     141,140      41,250
        Current liabilities, including accrued exit costs.......    (102,210)    (47,310)
                                                                   ---------    --------
          Net current assets....................................     146,690      28,830
                                                                   ---------    --------
        Property and equipment, net.............................     120,350      30,060
        Other non-current assets and liabilities, net, including
          deferred tax assets...................................     112,020       8,620
                                                                   ---------    --------
          Net non-current assets................................     232,370      38,680
                                                                   ---------    --------
        Net assets of businesses held for disposition...........   $ 379,060    $ 67,510
                                                                   =========    ========

                                MASCOTECH, INC.

INVENTORIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                     -------------------
                                                                      1994        1993
                                                                     -------    --------
        Finished goods............................................   $15,990    $ 39,400
        Work in process...........................................    29,260      38,240
        Raw material..............................................    46,700      62,400
                                                                     -------    --------
                                                                     $91,950    $140,040
                                                                     =======    ========

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                         AT DECEMBER 31
                                                                      --------------------
                                                                      1994    1993    1992
                                                                      ----    ----    ----
         TriMas Corporation........................................    41%     43%     28%
         Emco Limited..............................................    43%     43%    --
         Titan Wheel International, Inc. ..........................    20%     21%     47%

     The carrying amount of investments in affiliates at December 31, 1994 and 1993 and quoted market values at December 31, 1994 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                  (IN THOUSANDS)
                                                           1994
                                                          QUOTED       1994        1993
                                                          MARKET     CARRYING    CARRYING
                                                          VALUE       AMOUNT      AMOUNT
                                                         --------    --------    --------
         Common stock:
           TriMas Corporation.........................   $303,820    $ 60,090    $ 40,550
           Emco Limited...............................     55,680      50,130      50,470
           Titan Wheel International, Inc. ...........     40,900      20,180      15,500
                                                         --------    --------    --------
         Common stock holdings........................    400,400     130,400     106,520
                                                         --------    --------    --------
         Convertible debt:
           Emco Limited...............................     29,950      31,560      30,700
                                                         --------    --------    --------
         Convertible debt holdings....................     29,950      31,560      30,700
                                                         --------    --------    --------
         Investments in publicly traded affiliates....   $430,350     161,960     137,220
                                                         ========
         Other non-public affiliates..................                 11,270      33,290
                                                                     --------    --------
         Total........................................               $173,230    $170,510
                                                                     ========    ========

     In 1988, the Company transferred several businesses to TriMas, a publicly traded, diversified manufacturer of commercial, industrial and consumer products. In exchange, the Company received $128 million principal amount of 14% Subordinated Debentures (which were subsequently redeemed resulting in prepayment premium income to the Company of $9 million pre-tax in 1992), $70 million (liquidation value) of 10% Convertible Participating Preferred Stock and
9.3 million shares of TriMas common stock.

                                MASCOTECH, INC.

     During the second quarter of 1992, TriMas sold 9.2 million shares of newly issued common stock at $9.75 per share in a public offering, which reduced the Company's common equity ownership interest in TriMas to 28 percent from 41 percent. As a result, the Company recognized a pre-tax gain of $16.7 million from the change in the Company's common equity ownership interest in TriMas. In late 1993, the TriMas 10% Convertible Participating Preferred Stock held by the Company was converted at a conversion price of $9 per share into 7.8 million shares of TriMas common stock, increasing the Company's common equity ownership interest in TriMas to 43 percent. During 1994, the Company sold a portion of its common stock holdings in TriMas, decreasing the Company's common equity ownership interest in TriMas to 41 percent, and resulting in a pre-tax gain of $17.9 million.

     The Company's holdings in Emco Limited ("Emco") were acquired from Masco Corporation in 1993 (see "Shareholders' Equity" note). Emco is a major, publicly traded, Canadian-based manufacturer and distributor of building and other industrial products with annual sales of approximately $800 million.

     At December 31, 1992, the Company had an approximate 47 percent common equity ownership interest in Titan Wheel International, Inc. ("Titan"), a manufacturer of wheels, tires and other products for agricultural, construction and other off-highway equipment markets. In May 1993, Titan completed an initial public offering of three million shares of common stock at $15 per share (including 292,000 shares held by the Company), reducing the Company's common equity ownership interest in Titan to 24 percent. The Company's ownership interest was further reduced in late 1993 to 21 percent as a result of the issuance of additional common shares by Titan in connection with an acquisition by Titan. These transactions resulted in 1993 gains aggregating approximately $12.8 million pre-tax (principally in the second quarter) as a result of the sale of shares held by the Company and from the change in the Company's common equity ownership interest in Titan.

     In addition to its equity and other investments in publicly traded affiliates, the Company has equity and other investment interests in privately held manufacturers of automotive components, including the Company's common equity ownership interest in Delco Remy America, Inc. ("Delco Remy"), a manufacturer of automotive electric motors and other components in which the Company acquired an interest in mid-1994.

                                MASCOTECH, INC.

     Approximate combined condensed financial data of the Company's equity affiliates, including Delco Remy and Emco subsequent to the Company's investment in these affiliates, are as follows:

                                                                     (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                                ------------------------
                                                                  1994           1993
                                                                ---------      ---------
        Current assets.......................................   $ 881,150      $ 657,680
        Current liabilities..................................    (320,400)      (222,580)
                                                                ---------      ---------
             Working capital.................................     560,750        435,100
        Property and equipment, net..........................     524,140        349,740
        Excess of cost over net assets of acquired
          companies..........................................     198,620        170,760
        Other assets.........................................      80,710         69,540
        Long-term debt.......................................    (780,220)      (628,520)
        Deferred income taxes and other long-term
          liabilities........................................     (75,730)       (34,950)
                                                                ---------      ---------
             Shareholders' equity............................   $ 508,270      $ 361,670
                                                                =========      =========

                                                          FOR THE YEARS ENDED DECEMBER 31
                                                        ------------------------------------
                                                           1994          1993         1992
                                                        ----------    ----------    --------
        Net sales....................................   $1,989,670    $1,412,620    $655,120
                                                        ==========    ==========    ========
        Operating profit.............................   $  174,850    $  119,780    $ 77,860
                                                        ==========    ==========    ========
        Earnings attributable to common stock........   $   74,870    $   52,030    $ 23,200
                                                        ==========    ==========    ========

     Equity and interest income from affiliates consists of the following:

                                                                    (IN THOUSANDS)
                                                            FOR THE YEARS ENDED DECEMBER 31
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
        The Company's equity in affiliates' earnings
          available for common shareholders..............   $25,970     $12,890     $ 5,250
        Dividends on TriMas preferred stock..............     --          5,250       7,000
        Interest income..................................     3,840       2,860       3,500
                                                            -------     -------     -------
        Equity and interest income from affiliates.......   $29,810     $21,000     $15,750
                                                            =======     =======     =======

PROPERTY AND EQUIPMENT, NET:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1994        1993
                                                                    --------    --------
        Cost:
          Land and land improvements.............................   $ 15,180    $ 33,720
          Buildings..............................................    103,630     158,750
          Machinery and equipment................................    507,190     605,600
                                                                    --------    --------
                                                                     626,000     798,070
        Less accumulated depreciation............................    246,670     307,880
                                                                    --------    --------
                                                                    $379,330    $490,190
                                                                    ========    ========

                                MASCOTECH, INC.

     Depreciation expense totalled $44 million, $48 million and $46 million in 1994, 1993 and 1992, respectively. These amounts include depreciation expense of approximately $8 million in each of 1993 and 1992 related to the discontinued energy segment.

ACCRUED LIABILITIES:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                     1994         1993
                                                                    -------     --------
        Salaries, wages and commissions..........................   $18,050     $ 22,970
        Income taxes.............................................     2,740        5,930
        Interest.................................................     9,020       20,420
        Insurance................................................    16,940       11,010
        Property, payroll and other taxes........................     6,730        9,360
        Other....................................................    18,610       33,570
                                                                    -------     --------
                                                                    $72,090     $103,260
                                                                    =======     ========

LONG-TERM DEBT:

                                                                       (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1994        1993
                                                                    --------    --------
        Bank revolving credit agreement, due 1998................   $280,000    $295,000
        10% Senior Subordinated Notes, due 1995 (noncallable)....    233,150     233,150
        10 1/4% Senior Subordinated Notes, due 1997..............      --        250,000
        4 1/2% Convertible Subordinated Debentures, due 2003.....    310,000       --
        Other....................................................     48,760      13,040
                                                                    --------    --------
                                                                     871,910     791,190
        Less current portion of long-term debt...................      3,670       2,830
                                                                    --------    --------
        Long-term debt...........................................   $868,240    $788,360
                                                                    ========    ========

     In 1993, the Company entered into a new $675 million revolving credit agreement with a group of banks, replacing its prior bank credit agreement. During 1994, the Company amended this agreement, resulting in an extension of the due date to July 1998 from January 1997. The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1994).

     The revolving credit agreement contains restrictions including limitations on intangible assets, ratio of senior debt to earnings and the ratio of debt to equity. At December 31, 1994, the unused portion of the revolving credit agreement was principally available to refinance the 10% Senior Subordinated Notes and other indebtedness. Cash dividends and any acquisition of Company Common Stock and Convertible Preferred Stock could be accomplished with future internal cash flows and through future reductions of cash investments and marketable securities.

     In January 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem the $250 million of 10 1/4% Senior Subordinated Notes on February 1, 1994 and to reduce other indebtedness. In the fourth quarter of 1993, the Company recognized a $5.8 million pre-tax

                                MASCOTECH, INC.

extraordinary charge ($3.7 million after-tax) related to the call premium (1.25%) and unamortized prepaid debenture expense associated with the early extinguishment of the $250 million of 10 1/4% Senior Subordinated Notes. The 10% Senior Subordinated Notes are due March 15, 1995 but are classified as non-current at December 31, 1994 as the Company has the intent and the ability to maintain these borrowings on a long-term basis (due to available borrowings under the Company's revolving credit agreement). During 1994, the Company recognized extraordinary income of $4.4 million pre-tax ($2.6 million after-tax) related to the early extinguishment of a portion of the 4 1/2% Convertible Subordinated Debentures.

     The maturities of debt during the next five years are as follows (in millions): 1995 -- $237; 1996 -- $1; 1997 -- $0; 1998 -- $316; and 1999 -- $0.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                              (IN THOUSANDS)
                                                                   RETAINED    CUMULATIVE
                                 PREFERRED    COMMON    PAID-IN    EARNINGS    TRANSLATION   SHAREHOLDERS'
                                   STOCK      STOCK     CAPITAL    (DEFICIT)   ADJUSTMENTS      EQUITY
                                 ---------   --------   --------   ---------   -----------   -------------
Balance, January 1, 1992........  $   780    $ 59,450   $ 83,800   $ 173,530     $ 9,130       $ 326,690
     Net income.................    --          --         --         38,430      --              38,430
     Preferred stock
       dividends................    --          --         --         (9,300)     --              (9,300)
     Translation adjustments,
       net......................    --          --         --         --          (3,080)         (3,080)
     Exercise of stock
       options..................    --             70        590      --          --                 660
                                  -------    --------   --------   ---------     -------       ---------
Balance, December 31, 1992......      780      59,520     84,390     202,660       6,050         353,400
     Net income.................    --          --         --         47,600      --              47,600
     Preferred stock
       dividends................    --          --         --        (14,930)     --             (14,930)
     Common stock dividends.....    --          --         --         (3,210)     --              (3,210)
     Retirement of 12%
       Preferred................     (780)      --       (76,720)     --          --             (77,500)
     Issuance of 10%
       Preferred................    1,000       --        99,000      --          --             100,000
     Issuance of warrants.......    --          --        70,800      --          --              70,800
     Issuance of DECS...........   10,800       --       198,720      --          --             209,520
     Retirement of common
       stock....................    --        (10,000)   (90,000)     --          --            (100,000)
     Retirement of 10%
       Preferred................   (1,000)      --       (99,000)     --          --            (100,000)
     Conversion of convertible
       debentures...............    --         10,370    174,120      --          --             184,490
     Translation adjustments,
       net......................    --          --         --         --          (9,140)         (9,140)
     Exercise of stock
       options..................    --            620      5,980      --          --               6,600
                                  -------    --------   --------   ---------     -------       ---------
Balance, December 31, 1993......   10,800      60,510    367,290     232,120      (3,090)        667,630
     Net loss...................    --          --         --       (220,120)     --            (220,120)
     Preferred stock
       dividends................    --          --         --        (12,960)     --             (12,960)
     Common stock dividends.....    --          --         --         (6,630)     --              (6,630)
     Retirement of common
       stock....................    --         (4,070)   (50,060)     --          --             (54,130)
     Translation adjustments,
       net......................    --          --         --         --           5,450           5,450
     Exercise of stock
       options..................    --            170      1,730      --          --               1,900
                                  -------    --------   --------   ---------     -------       ---------
Balance, December 31, 1994......  $10,800    $ 56,610   $318,960   $  (7,590)    $ 2,360       $ 381,140
                                  =======    ========   ========   =========     =======       =========

     On March 31, 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, recorded at $100 million, $77.5 million of the Company's previously outstanding 12% Exchangeable Preferred Stock, and Masco Corporation's holdings of Emco Limited common stock and convertible debentures, recorded at $80.8 million. In exchange, Masco Corporation received $100 million (liquidation value) of the Company's 10% Exchangeable Preferred Stock, seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share, recorded at $70.8 million, and $87.5 million in cash. The transferable warrants are not exercisable by Masco Corporation if an exercise would increase Masco Corporation's common equity ownership interest in the Company above 35 percent. The cash portion of this transaction is included in the accompanying statement of cash flows as cash used for investing activities of $87.5 million. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option through March 1997, up to $200 million of subordinated debentures. In late 1993, the Company redeemed the 10% Exchangeable Preferred Stock for its $100 million liquidation value.

     In July 1993, the Company issued 10.8 million shares of 6% Dividend Enhanced Convertible Stock (DECS, classified as Convertible Preferred Stock) at $20 per share ($216 million aggregate liquidation amount) in a public offering. The net proceeds from this issuance were used to reduce the Company's indebtedness. On July 1, 1997, each of the then outstanding shares of the DECS will convert into one

                                MASCOTECH, INC.

share of Company Common Stock, if not previously redeemed by the Company or converted at the option of the holder, in both cases for Company Common Stock.

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

     During 1994, the Company repurchased and retired approximately four million shares of its common stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1994, the Company may repurchase approximately six million additional shares of Company Common Stock and Convertible Preferred Stock pursuant to this repurchase authorization.

     The Company commenced paying cash dividends on its Common Stock in August 1993. On the basis of amounts paid (declared), cash dividends per Common Share were $.10 ($.11) in 1994 and $.04 ($.06) in 1993.

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1994, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                          (IN THOUSANDS EXCEPT PER SHARE
                                                                     AMOUNTS)
                                                       1994            1993           1992
                                                      -------         ------         -------
        Options outstanding, January 1...........          3,810          4,540           3,770
        Options granted..........................             20             30             900
          Option price per share.................     $17-25 1/8         $13-26   $6 1/8-10 3/4
        Options cancelled........................             40          --                 60
          Option price per share.................         $4 1/2          --             $4 1/2
        Options exercised........................            170            760              70
          Option price per share.................   $4 1/2-9 1/8   $4 1/2-9 1/8          $9 1/8
                                                    ------------   ------------   -------------
        Options outstanding, December 31.........          3,620          3,810           4,540
                                                    ============   ============   =============
        Options exercisable, December 31.........          1,080            680             880
                                                    ============   ============   =============

     At December 31, 1994, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 213,000, 202,000 and 251,000 shares of Company Common Stock during 1994, 1993 and 1992, respectively, to key employees of the Company and affiliated companies. The unamortized costs of

                                MASCOTECH, INC.

incentive awards, aggregating approximately $22 million at December 31, 1994, are being amortized over the ten-year vesting periods.

     At December 31, 1994 and 1993, a combined total of 5,773,000 and 5,631,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $9.8 million in 1994, $10.9 million in 1993 and $10.3 million in 1992, including approximately $.9 million in each of 1993 and 1992 related to the discontinued energy segment.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1994:

                                                                   (IN THOUSANDS)
                                                             1994       1993       1992
                                                            -------    -------    -------
         Service cost -- benefits earned during the
           year..........................................   $ 4,800    $ 4,110    $ 4,150
         Interest cost on projected benefit
           obligations...................................     5,800      5,540      5,090
         Actual (return) loss on assets..................     1,850     (7,730)    (3,820)
         Net amortization and deferral...................    (8,240)     1,600     (1,800)
                                                            -------    -------    -------
         Net periodic pension cost.......................   $ 4,210    $ 3,520    $ 3,620
                                                            =======    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                                 1994     1993     1992
                                                                 -----    -----    -----
         Discount rate for obligations........................    8.5%     7.0%    8.25%
         Rate of increase in compensation levels..............    5.0%     5.0%     6.0%
         Expected long-term rate of return on plan assets.....   13.0%    13.0%    13.0%

     In 1995, the Company changed its assumption for the expected long-term rate of return on plan assets to 11 percent.

                                MASCOTECH, INC.

     The funded status of the Company's defined-benefit pension plans at December 31, 1994 and 1993 is as follows (at December 31, 1994, no plans had assets which exceeded accumulated benefits):

                                                                                (IN THOUSANDS)
                                                              1994                   1993
                                                           -----------    --------------------------
                                                           ACCUMULATED      ASSETS       ACCUMULATED
                                                            BENEFITS        EXCEED        BENEFITS
                                                             EXCEED       ACCUMULATED      EXCEED
            RECONCILIATION OF FUNDED STATUS                  ASSETS        BENEFITS        ASSETS
- --------------------------------------------------------   -----------    -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation.............................    $  60,300       $23,040       $  34,280
                                                            =========       =======       =========
  Accumulated benefit obligation........................    $  64,570       $24,450       $  38,650
                                                            =========       =======       =========
  Projected benefit obligation..........................    $  75,000       $35,270       $  39,920
Assets at fair value....................................       53,280        29,550          26,560
                                                            ---------       -------       ---------
  Projected benefit obligation in excess of plan
     assets.............................................      (21,720)       (5,720)        (13,360)
Reconciling items:
  Unrecognized net loss.................................       10,890         7,140           8,810
  Unrecognized prior service cost.......................        7,950           460           3,250
  Unrecognized net (asset) obligation at transition.....       (1,330)       (1,340)           (160)
  Adjustment required to recognize minimum liability....      (10,010)           --         (10,840)
                                                            ---------       -------       ---------
(Accrued) prepaid pension cost..........................    $ (14,220)      $   540       $ (12,300)
                                                            =========       =======       =========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its postretirement benefit plans. This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with the adoption of SFAS 106, the Company elected to recognize the transition obligation on a prospective basis and accordingly, the net transition obligation is being amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1994 and 1993:

                                                                         (IN THOUSANDS)
                                                                         1994      1993
                                                                        ------    ------
        Service cost.................................................   $  400    $  300
        Interest cost................................................    1,800     1,900
        Net amortization.............................................    1,300     1,200
                                                                        ------    ------
        Net periodic postretirement benefit cost.....................   $3,500    $3,400
                                                                        ======    ======

     The incremental cost in 1994 and 1993 of accounting for postretirement health care and life insurance benefits under SFAS 106, as compared to 1992, amounted to approximately $2 million in each year.

                                MASCOTECH, INC.

     Postretirement benefit obligations, none of which is funded, are summarized as follows at December 31, 1994 and 1993:

                                                                       (IN THOUSANDS)
                                                                      1994        1993
                                                                    --------    --------
        Accumulated postretirement benefit obligations:
          Retirees...............................................   $ 16,400    $ 19,400
          Fully eligible active plan participants................      1,000       1,400
          Other active participants..............................      5,500       6,400
                                                                    --------    --------
        Total accumulated postretirement benefit obligation......     22,900      27,200
          Unrecognized net gain (loss)...........................      1,800      (2,900)
          Unamortized transition obligation......................    (17,100)    (22,500)
                                                                    --------    --------
        Accrued postretirement benefits..........................   $  7,600    $  1,800
                                                                    ========    ========

     The discount rates used in determining the accumulated postretirement benefit obligation were 8.5 percent and 7.0 percent in 1994 and 1993, respectively. The assumed health care cost trend rate in 1994 was 12 percent, decreasing to an ultimate rate in the year 2000 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $2.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.3 million. Included in the Company's 1994 charge for the disposition of certain businesses are curtailment costs for postretirement benefit obligations relating to these businesses of approximately $3.7 million.

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

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates, notes receivable and net assets of the discontinued energy segment.

                                MASCOTECH, INC.

                                                                  (IN THOUSANDS)
                               NET SALES                      OPERATING PROFIT(B)(C)          ASSETS EMPLOYED AT DECEMBER 31(D)
                  ------------------------------------    -------------------------------    ------------------------------------
                     1994         1993         1992         1994        1993       1992         1994         1993         1992
                  ----------   ----------   ----------    ---------   --------   --------    ----------   ----------   ----------
The Company's
  operations by
  industry
  segment are:
Transportation-
  Related
  Products
  (A)...........  $1,332,000   $1,195,000   $1,058,000    $ (55,000)  $160,000   $124,000    $  796,000   $  883,000   $  851,000
Specialty
  Products:
Architectural...     277,000      289,000      291,000     (118,000)    (4,000)     2,000       149,000      313,000      321,000
  Other.........      93,000       99,000      106,000      (78,000)     5,000      3,000        32,000      104,000      109,000
                  ----------   ----------   ----------    ---------   --------   --------    ----------   ----------   ----------
      Total.....  $1,702,000   $1,583,000   $1,455,000     (251,000)   161,000    129,000       977,000    1,300,000    1,281,000
                  ==========   ==========   ==========
Other income
  (expense),
  net...........                                             13,000    (25,000)   (44,000)
General
  corporate
  expense.......                                            (26,000)   (15,000)   (17,000)
                                                          ---------   --------   --------
Income (loss)
  from
  continuing
  operations
  before income
  taxes (credit)
  and
  extraordinary
  income
  (loss)........                                          $(264,000)  $121,000   $ 68,000
                                                          =========   ========   ========
Corporate
  assets........                                                                                554,000      490,000      526,000
                                                                                             ----------   ----------   ----------
      Total
       assets...                                                                             $1,531,000   $1,790,000   $1,807,000
                                                                                             ==========   ==========   ==========

                                                                                                       DEPRECIATION AND
                                                                 PROPERTY ADDITIONS                      AMORTIZATION
                                                            -----------------------------    ------------------------------------
                                                              1994       1993      1992         1994         1993         1992
                                                            ---------   -------   -------    ----------   ----------   ----------
The Company's operations by industry segment are:
Transportation-Related Products..........................    $101,000   $52,000   $47,000       $48,000      $42,000      $42,000
Specialty Products:
  Architectural..........................................       5,000     5,000     8,000        12,000       12,000       13,000
  Other..................................................       9,000     3,000     5,000         7,000        6,000        5,000
                                                             --------   -------   -------       -------      -------      -------
        Total............................................    $115,000   $60,000   $60,000       $67,000      $60,000      $60,000
                                                             ========   =======   =======       =======      =======      =======

(A) Included within this segment are sales to one customer of $322 million, $324 million and $268 million in 1994, 1993 and 1992, respectively; sales to another customer of $225 million, $186 million and $184 million in 1994, 1993 and 1992, respectively; and sales to a third customer of $212 million, $222 million and $216 million in 1994, 1993 and 1992, respectively.

(B) Other income (expense), net in 1992, includes approximately $15 million to reflect disposition costs related to idle facilities and other long-term assets.

(C) Operating profit in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's business segments as follows: Transportation-Related Products -- $196 million; Architectural -- $116 million; and Other Specialty Products -- $75 million. The remaining $13 million of the charge is included in General Corporate Expense.

(D) Assets employed at December 31, 1994 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                     (IN THOUSANDS)
                                                               1994       1993       1992
                                                              -------    -------    -------
        Other, net:
          Net realized and unrealized gains and losses from
             marketable securities.........................   $ 4,360    $11,550    $ 4,020
          Gains from sales of TriMas common stock..........    17,900      --         --
          Interest income..................................     5,490      9,570      9,260
          Dividend income..................................     2,880      3,150      1,750
          Other, net.......................................     2,750      2,060     (5,080)
                                                              -------    -------    -------
                                                              $33,380    $26,330    $ 9,950
                                                              =======    =======    =======

     Gains and losses realized from sales of marketable securities and gains from sales of common stock of equity affiliates are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                                    (IN THOUSANDS)
                                                             1994         1993       1992
                                                           ---------    --------    -------
        Income (loss) from continuing operations before
          income taxes (credit) and extraordinary income
          (loss):
          Domestic......................................   $(280,900)   $105,470    $57,880
          Foreign.......................................      16,410      15,710     10,370
                                                           ---------    --------    -------
                                                           $(264,490)   $121,180    $68,250
                                                           =========    ========    =======
        Provision for income taxes (credit):
          Federal, current..............................   $  36,660    $ 17,940    $12,750
          State and local...............................       8,880       8,350      5,170
          Foreign.......................................      (7,850)      8,410      8,160
          Deferred, principally federal.................     (67,760)     15,590      3,130
                                                           ---------    --------    -------
             Income taxes (credit) on income (loss) from
               continuing operations before
               extraordinary income (loss)..............   $ (30,070)   $ 50,290    $29,210
                                                           =========    ========    =======

                                MASCOTECH, INC.

     The components of deferred taxes at December 31, 1994 and 1993 are as follows:

                                                                       (IN THOUSANDS)
                                                                      1994        1993
                                                                     -------    --------
        Deferred tax assets:
          Inventories.............................................   $ 3,400    $  8,430
          Expected capital loss benefit related to businesses held
             for disposition......................................    53,000       --
          Other, principally deductions reported in different
             periods for financial reporting and tax purposes.....    19,260      25,780
                                                                     -------    --------
                                                                      75,660      34,210
                                                                     -------    --------
        Deferred tax liabilities:
          Depreciation and amortization...........................    57,390      90,350
          Other, principally equity in undistributed earnings of
             affiliates...........................................    27,430      18,450
                                                                     -------    --------
                                                                      84,820     108,800
                                                                     -------    --------
        Net deferred tax liability................................   $ 9,160    $ 74,590
                                                                     =======    ========

     Net current and net non-current assets of businesses held for disposition at December 31, 1994 include approximately $60 million of net deferred tax assets, including an expected net capital loss carryforward benefit of approximately $20 million. This capital loss is expected to be realized through the sale of common stock of equity affiliates that result in capital gains, or through the sale of businesses at a gain.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before extraordinary income (loss):

                                                                     (IN THOUSANDS)
                                                               1994       1993       1992
                                                             --------    -------    -------
        U.S. federal statutory rate.......................        35%        35%        34%
        Tax (credit) at U.S. federal statutory rate.......   $(92,570)   $42,410    $23,210
        State and local taxes, net of federal tax
          benefit.........................................      5,770      5,430      3,390
        Higher effective foreign tax rate.................      3,380      2,910      4,670
        Tax benefit on distributed foreign earnings,
          net.............................................     (4,200)     --         --
        Dividends-received deduction......................       (690)    (2,290)    (2,320)
        Non-deductible portion of charge for disposition
          of businesses...................................     54,600      --         --
        Amortization in excess of tax, net................      2,190      3,820      4,780
        Other, net........................................      1,450     (1,990)    (4,520)
                                                             --------    -------    -------
          Income taxes (credit) on income (loss) from
             continuing operations before extraordinary
             income (loss)................................   $(30,070)   $50,290    $29,210
                                                             ========    =======    =======

                                MASCOTECH, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

MARKETABLE SECURITIES, NOTES RECEIVABLE AND OTHER ASSETS

     Fair values of financial instruments included in marketable securities, notes receivable and other assets were estimated using various methods including quoted market prices and discounted future cash flows based on the incremental borrowing rates for similar types of investments. In addition, for variable-rate notes receivable that fluctuate with the prime rate, the carrying amounts approximate fair value.

LONG-TERM DEBT

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                                                      (IN THOUSANDS)
                                                               1994                    1993
                                                       --------------------    --------------------
                                                       CARRYING      FAIR      CARRYING      FAIR
                                                        AMOUNT      VALUE       AMOUNT      VALUE
                                                       --------    --------    --------    --------
Cash and cash investments...........................   $ 61,950    $ 61,950    $ 83,200    $ 83,200
Marketable securities, notes receivable and other
  assets............................................   $101,900    $ 99,600    $ 72,650    $ 80,220
Long-term debt:
  Bank debt.........................................   $316,000    $316,000    $295,000    $295,000
  10% Senior Subordinated Notes.....................   $233,150    $233,910    $233,150    $243,640
  10 1/4% Senior Subordinated Notes.................         --          --    $250,000    $254,380
  4 1/2% Convertible Subordinated Debentures........   $310,000    $234,050          --          --
  Other long-term debt..............................   $  9,090    $  8,990    $  9,120    $  9,150

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P 500 futures contracts, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio. The Company's investment in futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off balance sheet market risk), as they are required to be settled in cash. At December 31, 1994 the notional amount of the derivatives was $33.2 million. The notional amounts do not represent the amounts exchanged by the parties, and thus are not a measure of the exposure of the Company through its use of derivatives. The Company's market risk is subject to the price differential between the contract market value and contract cost.

                                MASCOTECH, INC.

     Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. Related gains and losses are reported as income or loss in other income (expense) as part of marketable securities gain or loss. At December 31, 1994, based upon the current index, the Company's obligation amounted to $.3 million and is included in marketable securities.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                  FOR THE QUARTERS ENDED
                                                      ----------------------------------------------
                                                      DECEMBER     SEPTEMBER      JUNE       MARCH
                                                        31ST         30TH         30TH        31ST
                                                      ---------    ---------    --------    --------
1994:
Net sales..........................................   $ 440,570    $416,500     $432,780    $412,410
Gross profit.......................................   $  73,390    $ 73,440     $ 89,710    $ 80,290
Income (loss) from continuing operations before
  extraordinary income (loss):
  Income (loss)....................................   $(305,940)   $ 15,780     $ 29,440    $ 26,300
  Per common and common equivalent share:
     Primary.......................................      $(5.46)       $.21         $.39        $.34
     Assuming full dilution........................      $(5.46)       $.21         $.37        $.32
Net income (loss):
  Income (loss)....................................   $(294,240)   $ 18,380     $ 29,440    $ 26,300
  Income (loss) attributable to common stock.......   $(297,480)   $ 15,140     $ 26,200    $ 23,060
  Per common and common equivalent share:
     Primary.......................................      $(5.25)       $.25         $.39        $.34
     Assuming full dilution........................      $(5.25)       $.25         $.37        $.32
Market price per common share:
  High.............................................     $13 3/8     $15 1/4      $23 1/4     $27 7/8
  Low..............................................     $11         $11          $13         $19 7/8
1993:
Net sales..........................................   $ 392,600    $373,680     $412,530    $404,070
Gross profit.......................................   $  76,440    $ 78,600     $ 85,610    $ 84,750
Income from continuing operations before
  extraordinary income (loss):
  Income...........................................   $  18,510    $ 15,000     $ 21,310    $ 16,070
  Per common and common equivalent share:
     Primary.......................................        $.23        $.17         $.34        $.22
     Assuming full dilution........................        $.22        $.17         $.31        $.22
Net income (loss):
     Income (loss).................................   $  (6,980)   $ 15,320     $ 21,740    $ 17,520
  Income (loss) attributable to common stock.......   $ (11,660)   $  9,900     $ 19,240    $ 15,190
  Per common and common equivalent share:
     Primary.......................................       $(.20)       $.18         $.35        $.25
     Assuming full dilution........................       $(.15)       $.18         $.32        $.24
Market price per common share:
  High.............................................     $28 1/8     $22 5/8      $21         $17 1/4
  Low..............................................     $18 3/4     $19 1/2      $15 3/4     $11 3/8

                                MASCOTECH, INC.

     Results for the fourth quarter of 1994 include a non-cash pre-tax charge of $400 million ($315 million after-tax or $5.56 per common share in the fourth quarter of 1994) reflecting the anticipated loss on the disposition of certain businesses (see "Dispositions of Operations" note).

     Net income (loss) for the fourth quarter of 1994 also includes income aggregating approximately $18 million pre-tax ($11.7 million after-tax or $.21 per common share) relating to the reversal of the charge established in the fourth quarter of 1993 for the disposition of the Company's energy segment (see "Dispositions of Operations" note).

     Net income (loss) for the third quarter of 1994 includes $4.4 million pre-tax of extraordinary income ($2.6 million after-tax or $.04 per common share) related to the early extinguishment of convertible debt.

     Results for the first, second and third quarters of 1994 include pre-tax gains of approximately $9.8 million, $7.1 million and $1.0 million, respectively, from the sale by the Company of a portion of its common stock holdings of an equity affiliate.

     The 1994 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year and a lower dilutive effect from outstanding options and warrants on the year-to-date calculation.

     Results for the second quarter of 1993 include pre-tax income of approximately $9 million as a result of gains associated with the sale of common stock through public offerings by equity affiliates. This income was largely offset by costs and expenses related to cost reduction initiatives, the restructuring of certain operations and product lines, adjustments to the carrying value of certain long-term assets, and other costs and expenses.

     Results for the third quarter of 1993 were reduced by a charge of approximately $.04 per common share reflecting the increased 1993 federal corporate income tax rate.

     The fourth quarter of 1993 net loss includes the effect of a $5.8 million pre-tax extraordinary loss ($3.7 million after-tax or $.06 per common share) related to the early extinguishment of subordinated debt (see "Long-Term Debt" note). The fourth quarter of 1993 net loss also includes an after-tax charge of approximately $22 million ($.38 per common share) related to the disposition of a segment of the Company's business (see "Dispositions of Operations" note).

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

     The following supplemental unaudited financial data combine the Company with TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 41 percent at December 31, 1994 and 43 percent at December 31, 1993. The

                                MASCOTECH, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                     (IN THOUSANDS)
                                                                     AT DECEMBER 31
                                                               --------------------------
                                                                  1994           1993
                                                               -----------    -----------
        Current assets......................................   $   861,380    $   799,640
        Current liabilities.................................      (243,260)      (252,810)
                                                               -----------    -----------
             Working capital................................       618,120        546,830
        Property and equipment, net.........................       547,710        652,420
        Excess of cost over net assets of acquired
          companies.........................................       182,470        526,260
        Other assets........................................       432,850        269,460
        Bank and other debt.................................    (1,106,840)    (1,027,250)
        Deferred income taxes and other long-term
          liabilities.......................................      (123,170)      (161,500)
        Equity of other shareholders of TriMas..............      (170,000)      (138,590)
                                                               -----------    -----------
             Equity of shareholders of MascoTech............   $   381,140    $   667,630
                                                               ===========    ===========

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1994          1993          1992
                                                      ----------    ----------    ----------
        Net sales..................................   $2,232,430    $2,022,240    $1,841,570
                                                      ==========    ==========    ==========
        Operating profit (loss)....................   $ (186,450)   $  215,740    $  170,460
                                                      ==========    ==========    ==========
        Income (loss) from continuing operations
          before extraordinary income (loss).......   $ (234,420)   $   70,890    $   39,040
                                                      ==========    ==========    ==========

                          FINANCIAL STATEMENT SCHEDULE

                 PURSUANT TO ITEM 14(A)(2)(II)(B) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1994

Schedules, as required for the years ended December 31, 1994, 1993 and 1992:

                                                                                        PAGE
                                                                                        -----
II. Valuation and Qualifying Accounts................................................    F-29

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

            COLUMN A                COLUMN B               COLUMN C               COLUMN D       COLUMN E
- --------------------------------   -----------    ---------------------------    ----------    -------------
                                                           ADDITIONS
                                                  ---------------------------
                                                                    CHARGED
                                   BALANCE AT       CHARGED       (CREDITED)
                                    BEGINNING       TO COSTS       TO OTHER                     BALANCE AT
          DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS      DEDUCTIONS    END OF PERIOD
- --------------------------------   -----------    ------------    -----------    ----------    -------------
                                                                      (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1994..........................   $ 5,130,000     $3,480,000     $(4,310,000)   $2,710,000     $ 1,590,000
                                   ===========     ==========     ===========    ==========     ===========
  1993..........................   $ 7,190,000     $2,470,000     $(1,820,000)   $2,710,000     $ 5,130,000
                                   ===========     ==========     ===========    ==========     ===========
  1992..........................   $ 7,810,000     $3,040,000              --    $3,660,000     $ 7,190,000
                                   ===========     ==========     ===========    ==========     ===========

NOTES:

  (A) Allowance of companies reclassified for businesses held for disposition in 1994, and for discontinuance of Energy-related segment in 1993.

  (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

                                                                                       SEQUENTIALLY
 EXHIBIT                                                                                 NUMBERED
 NUMBER                                   DESCRIPTION                                      PAGE
- ---------   ------------------------------------------------------------------------   ------------
 3.i        Restated Certificate of Incorporation of Masco Corporation and
            amendments thereto.
 4.d        Agreement of Appointment and Acceptance of Successor Trustee dated as of
            August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of
            New York and The First National Bank of Chicago and Supplemental
            Indenture dated as of August 5, 1994 among MascoTech, Inc. and The First
            National Bank of Chicago.
 4.e        First Amendment dated June 29, 1994 and Second Amendment dated December
            21, 1994 to Credit Agreement dated as of September 2, 1993 by and among
            MascoTech, Inc., the banks party thereto, and NBD Bank, N.A. (now known as NBD Bank), as Agent, and Comerica Bank, The Bank of New York, The
            First National Bank of Chicago, Morgan Guaranty Trust Company of New
            York and NationsBank of North Carolina, N.A., as Co-Agents.
10.h        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
            (Restated September 14, 1993).
10.i        Masco Corporation 1984 Stock Option Plan (Restated September 14, 1993).
10.j        Masco Corporation Restricted Stock Incentive Plan (Restated September
            14, 1993).
10.n        Masco Corporation Supplemental Executive Retirement and Disability Plan.
10.o        Masco Corporation Benefits Restoration Plan.
11          Computation of Primary and Fully Diluted Per Share Earnings.
12          Computation of Ratio of Earnings to Fixed Charges.
21          List of Subsidiaries.
23.a        Consent of Coopers & Lybrand L.L.P. relating to Masco Corporation's
            Financial Statements and Financial Statement Schedule.
23.b        Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s
            Financial Statements and Financial Statement Schedule.
27          Financial Data Schedule.