Form 10-Q
period 1995-03-31
MASCO CORP /DE/
filed 1995-05-15
CIK 62996

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


             Quarterly Report Pursuant To Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995.  Commission File Number 1-5794

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

                             Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                              May  1, 1995


Common stock, par value $1 per share                            158,461,000

                               MASCO CORPORATION

                                     INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     March 31, 1995 and December 31, 1994            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 1995 and 1994                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 1995 and 1994                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                          8

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months
                 Ended March 31, 1995 and 1994                       9

Part II.    Other Information and Signature                         10

                               MASCO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                     March 31, 1995 and December 31, 1994
                            (Dollars in thousands)


                                                   March 31,     December 31,
          ASSETS                                     1995            1994
Current assets:
     Cash and cash investments                    $   55,210      $   61,160
     Marketable securities                            11,520           9,910
     Accounts and notes receivable, net              798,030         745,170
     Prepaid expenses and other                      121,030         126,370
     Inventories:
          Finished goods                             422,730         388,440
          Raw material                               398,610         333,280
          Work in process                            186,080         227,110
                                                   1,007,420         948,830
               Total current assets                1,993,210       1,891,440

Equity investments in MascoTech, Inc.                191,740         184,960
Equity investments in other affiliates                60,690          57,790
Property and equipment, net                        1,268,850       1,231,810
Excess of cost over acquired net assets              708,210         706,160
Other noncurrent assets                              320,020         317,880
               Total assets                       $4,542,720      $4,390,040

          LIABILITIES
Current liabilities:
     Notes payable                                $   92,970      $   48,380
     Accounts payable                                189,940         201,320
     Accrued liabilities                             384,800         351,590
               Total current liabilities             667,710         601,290

Long-term debt                                     1,571,980       1,592,610
Deferred income taxes and other                       85,930          83,460
               Total liabilities                   2,325,620       2,277,360

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  158,750         156,990
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                       84,510          44,840
Retained earnings                                  1,971,590       1,924,740
Cumulative translation adjustments                     2,250         (13,890)
               Total shareholders' equity          2,217,100       2,112,680
               Total liabilities and
                 shareholders' equity             $4,542,720      $4,390,040

           See notes to condensed consolidated financial statements.
                                       1

                               MASCO CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

              For the Three Months Ended March 31, 1995 and 1994
                 (Amounts in thousands except per share data)




                                              Three Months Ended March 31
                                                 1995             1994

Net sales                                     $1,226,000       $1,050,000

Costs and expenses, net:
  Cost of sales                                  815,400          698,000
  Selling, general and administrative
     expenses                                    261,000          230,100
  Other (income) expense, net:
     Interest expense                             28,500           26,500
     Re:  MascoTech, Inc.:
           Equity earnings                        (3,800)          (7,400)
           Gain from stock sale                   ---              (4,400)
     Other, net                                      800           (2,200)
                                                  25,500           12,500

                                               1,101,900          940,600

Income before income taxes                       124,100          109,400

Income taxes                                      49,700           44,100

Net income                                    $   74,400       $   65,300

Per share data:
     Net income                                     $.47             $.42

     Cash dividends declared and paid               $.18             $.17


Average shares outstanding                       158,400          156,500














           See notes to condensed consolidated financial statements.

                               MASCO CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Three Months Ended March 31, 1995 and 1994
                            (Dollars in thousands)



                                                         Three Months Ended
                                                              March 31
                                                         1995          1994

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $ 91,090      $ 85,880
     (Increase) in receivables                          (95,230)      (68,380)
     (Increase) in inventories                          (58,590)      (17,680)
     Decrease in prepaid expenses                         5,340         8,960
     Increase (decrease) in current liabilities          20,550        (3,630)

          Total cash from (for) operating activities    (36,840)        5,150

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Proceeds from sale of Formica Investment            73,770          ---
     Capital expenditures                               (59,620)      (47,680)
     Other, net                                          21,060        (1,740)

          Total cash from (for) investing activities     35,210       (49,420)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    97,030        27,020
     Payment of debt                                    (73,070)      (30,530)
     Cash dividends paid                                (28,280)      (26,280)

          Total cash (for) financing activities          (4,320)      (29,790)

CASH AND CASH INVESTMENTS:
     (Decrease) for the quarter                          (5,950)      (74,060)
     At January 1                                        61,160       119,980


     At March 31                                       $ 55,210      $ 45,920


Supplemental Cash Flow Information:
     Net cash paid during the period for:
          Interest                                     $ 26,380      $ 25,770

          Income taxes                                 $ 24,010      $ 22,010







           See notes to condensed consolidated financial statements.

                           MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 1995 and the results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994. The condensed consolidated balance sheet at December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B.   Other (income) expense, net consists of the following, in thousands:

                                                 Three Months Ended
                                                       March 31
                                                   1995        1994

          Interest expense                       $28,500     $26,500
          Re:  MascoTech, Inc.
                Equity earnings                   (3,800)     (7,400)
                Gain from stock sale               ---        (4,400)
          Equity earnings, other                  (2,100)     (1,200)
          Interest income and gains from
            marketable securities and
            cash investments                      (3,000)     (3,600)
          Other, net                               5,900       2,600

                                                 $25,500     $12,500


     Included in other, net for the three months ended March 31, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



C. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     Combined Balance Sheet

                                                     March 31,     December 31,
     Assets                                            1995            1994
     Current assets:
          Cash and cash investments                $  183,060      $  230,780
          Marketable securities                        42,790          72,020
          Accounts and notes receivable, net        1,080,550         980,940
          Prepaid expenses                            124,890         133,490
          Deferred income taxes                        67,810          68,270
          Net current assets of businesses
            held for disposition                      121,470         146,690
          Inventories:
               Finished goods                         491,400         449,290
               Raw material                           454,370         404,240
               Work in process                        235,670         266,810
                                                    1,181,440       1,120,340
                    Total current assets            2,802,010       2,752,530

     Equity investments in affiliates                 182,090         150,310
     Property and equipment, net                    1,837,990       1,779,520
     Excess of cost over acquired net assets          968,430         964,000
     Net assets of discontinued operations            189,720         232,370
     Other assets                                     425,740         405,220
                    Total assets                   $6,405,980      $6,283,950

     Liabilities and Shareholders' Equity
     Current liabilities:
          Notes payable                            $   99,070      $   52,330
          Accounts payable                            316,630         334,770
          Accrued liabilities                         511,980         457,160
                    Total current liabilities         927,680         844,260

     Long-term debt                                 2,612,410       2,699,450
     Deferred income taxes and other                  214,930         206,630
     Other interests in combined affiliates           433,860         420,930
     Equity of shareholders of Masco Corporation    2,217,100       2,112,680
                    Total liabilities and
                      shareholders' equity         $6,405,980      $6,283,950

                                     MASCO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note C - Continued:

                                                       Three Months Ended
                                                           March 31
Combined Statement of Income                        1995               1994

Net sales                                        $1,810,760         $1,592,860

Costs and expenses, net:
     Cost of sales                                1,277,100          1,119,310
     Selling, general and
          administrative expenses                   331,020            295,620
     Other (income) expense, net:
          Interest expense                           46,930             40,420
          Other income, net                          (4,000)           (20,910)
                                                     42,930             19,510
                                                  1,651,050          1,434,440
Income before income taxes and
     other interests                                159,710            158,420
Income taxes                                         69,140             70,800

Income before other interests                        90,570             87,620
Other interests in combined affiliates               16,170             22,320
Net income                                       $   74,400         $   65,300

Per share data:
     Net income                                        $.47               $.42

     Cash dividends declared and paid                  $.18               $.17


Average shares outstanding                          158,400            156,500

                               MASCO CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)






Note C - Concluded:

                                                    Three Months Ended
                                                         March 31

Combined Statement of Cash Flows                     1995        1994


Cash Flows From (For) Operating Activities:
     Cash provided by operations                  $ 119,190   $ 107,330
     (Increase) in receivables                     (127,610)   (114,370)
     (Increase) in inventories                      (56,860)    (27,930)
     (Increase) decrease in
       marketable securities, net                    30,840     (30,010)
     Decrease in prepaid expenses                     2,200       1,930
     Increase in current liabilities                 19,400       1,580

          Total cash (for)
            operating activities                    (12,840)    (61,470)


Cash Flows From (For) Investing Activities:
     Capital expenditures                           (87,980)    (78,940)
     Proceeds from sale of Formica Investment        73,770       ---
     Proceeds from sale of subsidiaries              28,880       ---
     Acquisitions, net of cash acquired             (21,190)      ---
     Other, net                                      48,900      39,390

          Total cash from (for)
            investing activities                     42,380     (39,550)

Cash Flows From (For) Financing Activities:
     Increase in debt                               270,780     364,260
     Payment of debt                               (314,580)   (353,450)
     Cash dividends paid                            (33,460)    (30,890)

          Total cash from (for)
            financing activities                    (77,260)    (20,080)

Cash and Cash Investments:
     (Decrease) for the period                      (47,720)   (121,100)
     At January 1                                   230,780     272,950

     At March 31                                  $ 183,060   $ 151,850

                               MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

     Net sales for the three months ended March 31, 1995 increased 17 percent to $1,226 million from $1,050 million in the comparable period in 1994. Home Improvement and Building Products sales increased 16 percent for the three months ended March 31, 1995 from the comparable period in 1994. Home
Furnishings Products sales for the three months ended March 31, 1995 increased 17 percent from the comparable period in 1994. After adjusting for recent acquisitions, net sales of Home Improvement and Building Products increased 13 percent and net sales of Home Furnishings Products increased five percent.

     Cost of sales as a percentage of sales was 66.5 percent for both of the 1995 and 1994 first quarters. Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1995 decreased to
21.3 percent from 21.9 percent in the comparable period in 1994.

     The Company's operating profit margins continued to improve in the 1995 first quarter, with major product lines benefitting primarily from increased sales and profit improvement programs.

     Included in other (income) expense, net for the three months ended March 31, 1995 are equity earnings from MascoTech, Inc. of $3.8 million as compared with equity earnings of $7.4 million in the comparable period in 1994. Also included in other (income) expense for the three months ended March 31, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance. Also included in other (income) expense for the three months ended March 31, 1994 was a $4.4 million gain from the sale of MascoTech stock.

     Net income for the first quarter of 1995 increased 14 percent to $74.4 million from $65.3 million in the comparable period in 1994, and earnings per share increased 12 percent to $.47 from $.42. Excluding the 1994 MascoTech stock gain and equity earnings from affiliates in both first quarters, net income would have increased 23 percent.

     While higher interest rates have resulted in lower residential construction activity and a moderation in consumer spending resulting in lower demand for some of our products, the Company continues to anticipate improved sales and operating profit for 1995.

     At March 31, 1995 current assets were three times current liabilities. First quarter 1995 cash from operations was affected by an expected and recurring first quarter increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first quarter, cash from operations in the remaining three quarters of 1995 should not be affected by significant increases in accounts receivable. The Company believes that its cash from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759.4 million of debt and equity securities.

               UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:


                                               1995      1994

         MascoTech, Inc.                        44%       41%
         Hans Grohe, a German partnership       27%       27%
         TriMas Corporation                      5%        5%


     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                                              Three Months Ended March 31
                                                1995               1994


     Sales - Net                              $445,010           $412,410



     Gross Profit                             $ 75,460           $ 80,290



     Net Income (Before
       Preferred Stock
       Dividends)                             $ 13,460           $ 26,300

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

                 None.


















                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     May 15, 1995               By:
                                          Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial officer
                                           and authorized signatory)
                                   10

                               MASCO CORPORATION

                                 EXHIBIT INDEX


   Exhibit

Exhibit 11       Computation of Earnings Per Share

Exhibit 12       Computation of Ratio of Earnings to Fixed Charges

Exhibit 27       Financial Data Schedule