Form 10-Q
period 1995-06-30
MASCO CORP /DE/
filed 1995-08-11
CIK 62996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


              Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995.  Commission File Number 1-5794

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

                              Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares Outstanding at
            Class                                        August 1, 1995


Common stock, par value $1 per share                            160,273,000

                                MASCO CORPORATION

                                      INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     June 30, 1995 and December 31, 1994           1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Six Months Ended June 30, 1995
                     and 1994                                      2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 1995 and 1994                        3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       8-9

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months and
                 Six Months Ended June 30, 1995 and 1994          10

Part II.    Other Information and Signature                       11

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                       June 30, 1995 and December 31, 1994
                             (Dollars in thousands)


                                                   June 30,      December 31,
          ASSETS                                     1995            1994
Current assets:
     Cash and cash investments                    $   65,810      $   61,160
     Marketable securities                            11,520           9,910
     Accounts and notes receivable, net              792,610         745,170
     Prepaid expenses and other                      120,470         126,370
     Inventories
          Finished goods                             423,060         388,440
          Raw material                               412,990         333,280
          Work in process                            201,760         227,110
                                                   1,037,810         948,830
               Total current assets                2,028,220       1,891,440

Equity investments in MascoTech, Inc.                195,870         184,960
Equity investments in other affiliates                63,240          57,790
Property and equipment, net                        1,307,880       1,231,810
Excess of cost over acquired net assets              760,930         706,160
Other noncurrent assets                              342,400         317,880
               Total assets                       $4,698,540      $4,390,040

          LIABILITIES
Current liabilities:
     Notes payable                                $   73,150      $   48,380
     Accounts payable                                190,630         201,320
     Accrued liabilities                             361,260         351,590
               Total current liabilities             625,040         601,290

Long-term debt                                     1,684,290       1,592,610
Deferred income taxes and other                       88,340          83,460
               Total liabilities                   2,397,670       2,277,360

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  160,250         156,990
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      125,470          44,840
Retained earnings                                  2,005,970       1,924,740
Cumulative translation adjustments                     9,180         (13,890)
               Total shareholders' equity          2,300,870       2,112,680
               Total liabilities and
                 shareholders' equity             $4,698,540      $4,390,040

            See notes to condensed consolidated financial statements.

                               MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

        For the Three Months and Six Months Ended June 30, 1995 and 1994
                  (Amounts in thousands except per share data)




                                  Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                   1995        1994        1995        1994

Net sales                       $1,208,000  $1,120,000  $2,434,000  $2,170,000

Costs and expenses, net:
  Cost of sales                    821,900     753,500   1,637,300   1,451,500
  Selling, general and
    administrative expenses        261,800     233,800     522,800     463,900
  Other (income) expense, net:
     Interest expense               28,800      27,700      57,300      54,200
     Re: MascoTech, Inc.:
          Equity earnings           (4,500)    (10,700)     (8,300)    (18,100)
          Interest and dividend
             income and gain from
                stock sale          ---         ---         ---         (4,500)
     Other, net                     (5,600)       (600)     (4,800)     (2,700)
                                    18,700      16,400      44,200      28,900

                                 1,102,400   1,003,700   2,204,300   1,944,300

Income before income taxes         105,600     116,300     229,700     225,700

Income taxes                        42,200      46,200      91,900      90,300

Net income                      $   63,400  $   70,100  $  137,800  $  135,400


Per share data:
     Net income                       $.40        $.44        $.87        $.86

     Cash dividends declared
       and paid                       $.18        $.17        $.36        $.34

Average shares outstanding         158,800     158,100     158,800     158,100







            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1995 and 1994
                             (Dollars in thousands)



                                                          Six Months Ended
                                                               June 30
                                                         1995          1994

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $188,450      $177,340
     (Increase) in receivables, net                     (72,990)      (59,330)
     (Increase) in inventories, net                     (86,620)      (36,150)
     Decrease in prepaid expenses                         6,740         7,570
     (Decrease) in current liabilities                  (10,190)         (320)

          Total cash from operating activities           25,390        89,110

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Proceeds from sale of Formica investment            74,470         ---
     Proceeds from sale of MascoTech common stock         ---           7,730
     Capital expenditures                              (114,050)      (91,060)
     Other, net                                         (13,920)      (21,280)

          Total cash (for) investing activities         (53,500)     (104,610)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                   398,710        70,010
     Payment of debt                                   (308,970)      (63,050)
     Cash dividends paid                                (56,980)      (52,920)

          Total cash from (for) financing activities     32,760       (45,960)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                   4,650       (61,460)
     At January 1                                        61,160       119,980

     At June 30                                        $ 65,810      $ 58,520


Supplemental Cash Flow Information:
     Net cash paid during the period for:
          Interest                                     $ 56,430      $ 53,980

          Income taxes                                 $ 92,640      $ 89,490







            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 1995 and the results of operations for the three months and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. The condensed consolidated balance sheet at December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B.  Other (income) expense, net consists of the following, in thousands:

                                   Three Months Ended       Six Months Ended
                                         June 30                June 30
                                    1995        1994        1995        1994

       Interest expense            $28,800    $27,700      $57,300    $54,200
       Re: MascoTech, Inc.:
           Equity earnings          (4,500)   (10,700)      (8,300)   (18,100)
           Interest and dividend
               income                 ---        ---         ---         (100)
           Gain from sale of
               common stock           ---        ---         ---       (4,400)
       Equity earnings, other       (2,200)      (900)      (4,300)    (2,100)
       Interest income and gains
           from marketable
           securities and
           cash investments         (4,900)    (4,100)      (7,900)    (7,700)
       Other, net                    1,500      4,400        7,400      7,100
                                   $18,700    $16,400      $44,200    $28,900

    Included in other, net for the six months ended June 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance.

C. As announced during the second quarter of 1995, the Company's Board of Directors has determined that the divestiture of the Home Furnishings Group appears to be in the Company's and its shareholders' long-term strategic interest and thus has directed the Company to explore alternatives with respect to a possible divestiture. Alternatives currently being explored include the creation of a new independent public company through either an initial public offering or a spin-off to Company shareholders or the sale of the Home Furnishings Group. The Company anticipates receiving substantial cash proceeds either from a cash payment paid by the Home Furnishings Group to the Company prior to its becoming a public company or from the sale of the Home Furnishings Group.

    Sales of the Home Furnishings Group in 1994 approximated $1.9 billion with operating profit of approximately $80 million. While these sales represented 42 percent of the Company's total 1994 sales, operating profit from this group comprised less than 14 percent of the Company's 1994 operating profit.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note C - Continued:

    The Home Furnishings Group represents an investment of approximately $1.7 billion on the Company's December 31, 1994 balance sheet. While the Company believes that the book value of its investment in the Home Furnishings Group is realizable in the longer term in the ordinary course of business, the Company believes that the current value of the Home Furnishings Group is well in excess of $1 billion. Even then, depending upon the nature and timing of a divestiture, the potential transactions, while strengthening the Company's balance sheet, may involve a substantial non-cash charge to the Company's financial statements.

D. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

    Combined Balance Sheet

                                                  June 30,      December 31,
    Assets                                          1995            1994
    Current assets:
          Cash and cash investments              $  195,620      $  230,780
          Marketable securities                      20,400          72,020
          Accounts and notes receivable, net      1,058,720         980,940
          Prepaid expenses                          111,030         133,490
          Deferred income taxes                      50,800          68,270
          Net current assets of businesses
            held for disposition                     97,700         146,690
          Inventories:
               Finished goods                       491,890         449,290
               Raw material                         477,120         404,240
               Work in process                      249,580         266,810
                                                  1,218,590       1,120,340
                    Total current assets          2,752,860       2,752,530

     Equity investments in affiliates               196,760         150,310
     Property and equipment, net                  1,894,070       1,779,520
     Excess of cost over acquired net assets      1,019,310         964,000
     Net noncurrent assets of businesses held
        for disposition                             206,300         232,370
     Other noncurrent assets                        450,890         405,220
                    Total assets                 $6,520,190      $6,283,950

     Liabilities and Shareholders' Equity
     Current liabilities:
          Notes payable                          $   79,620      $   52,330
          Accounts payable                          310,540         334,770
          Accrued liabilities                       476,120         457,160
                    Total current liabilities       866,280         844,260

     Long-term debt                               2,686,150       2,699,450
     Deferred income taxes and other                219,960         206,630
     Other interests in combined affiliates         446,930         420,930
     Equity of shareholders of Masco Corporation  2,300,870       2,112,680
                    Total liabilities and
                      shareholders' equity       $6,520,190      $6,283,950

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note D - Continued:


                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30
Combined Statement of Income      1995        1994         1995        1994
Net sales                      $1,800,730  $1,696,450   $3,611,490  $3,289,310
Costs and expenses, net:
    Cost of sales               1,295,850   1,190,920    2,572,950   2,310,230
    Selling, general and
       administrative expenses    329,790     305,000      660,810     600,620
    Other (income) expense,
          net:
       Interest expense            45,610      42,630       92,540      83,050
       Other income, net          (16,790)     (7,280)     (20,790)    (28,190)
                                   28,820      35,350       71,750      54,860
                                1,654,460   1,531,270    3,305,510   2,965,710
Income before income taxes and
     other interests              146,270     165,180      305,980     323,600
Income taxes                       64,150      68,650      133,290     139,450

Income before other interests 82,120 96,530 172,690 184,150 Other interests in combined
     affiliates                    18,720      26,430       34,890      48,750
Net income                     $   63,400  $   70,100   $  137,800  $  135,400

Per share data:
     Net income                      $.40        $.44         $.87        $.86

     Cash dividends declared
          and paid                   $.18        $.17         $.36        $.34


Average shares outstanding        158,800     158,100      158,800     158,100

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note D - Concluded:

                                                  Six Months Ended
                                                       June 30
Combined Statement of Cash Flows                   1995        1994


Cash Flows From (For) Operating Activities:
    Cash provided by operations                $ 236,000   $ 224,860
    (Increase) in receivables, net              (102,300)   (116,100)
    (Increase) in inventories, net               (90,720)    (44,310)
    (Increase) decrease in marketable
       securities, net                            53,230     (36,670)
    (Increase) decrease in prepaid expenses       13,870     (10,410)
    Increase (decrease) in current liabilities   (31,910)     14,470

         Total cash from operating activities     78,170      31,840

Cash Flows From (For) Investing Activities:
    Capital expenditures                        (167,370)   (158,210)
    Proceeds from sale of Formica Investment      74,470       ---
    Proceeds from sale of subsidiaries            37,400      20,330
    Acquisitions, net of cash acquired           (22,810)      ---
    Other, net                                    50,680      33,780

        Total cash (for) investing activities    (27,630)   (104,100)

Cash Flows From (For) Financing Activities:
    Increase in debt                             572,460     407,250
    Payment of debt                             (590,850)   (368,880)
    Cash dividends paid                          (67,310)    (62,550)

        Total cash (for) financing activities    (85,700)    (24,180)

Cash and Cash Investments:
    (Decrease) for the period                    (35,160)    (96,440)
    At January 1                                 230,780     272,950

    At June 30                                 $ 195,620   $ 176,510

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER 1995 AND THE FIRST SIX MONTHS 1995 VERSUS
SECOND QUARTER 1994 AND THE FIRST SIX MONTHS 1994


     Net sales increased 8 percent and 12 percent for the second quarter and six months ended June 30, 1995, respectively, from the comparable periods in 1994. Sales of Home Improvement and Building Products including acquisitions increased 10 percent and 13 percent, and excluding acquisitions increased 3 percent and 8 percent for the second quarter and six months ended June 30, 1995, respectively, from the comparable periods in 1994. Sales of Home Furnishings Products increased 5 percent and 11 percent and excluding a recent acquisition increased 5 percent and 5 percent for the second quarter and six months ended June 30, 1995, respectively, from the comparable periods in 1994.

     The Company's operating profit margins declined in the first half of 1995 from the first half of 1994. Cost of sales as a percentage of sales increased to 68.0 percent from 67.3 percent and 67.3 percent from 66.9 percent for the second quarter and six months ended June 30, 1995, respectively, from the comparable periods in 1994; these increases were the result, among others, of changing product sales mix, higher brass costs and plant start-up costs. Selling, general and administrative expenses as a percentage of sales increased to 21.7 percent from 20.9 percent and 21.5 percent from 21.4 percent for the second quarter and six months ended June 30, 1995 from the comparable periods in 1994. The increases in selling, general and administrative expenses as a percentage of sales are primarily due to increased promotional and advertising costs in the 1995 periods.

     Included in other (income) expense, net for the second quarter and six months ended June 30, 1995 are equity earnings from MascoTech, Inc. aggregating $4.5 million and $8.3 million, respectively, as compared with $10.7 million and $18.1 million of equity earnings in the comparable 1994 periods. MascoTech's operating results for the first half of 1995 were negatively impacted by the reduced results, including restructuring related costs, of certain businesses MascoTech plans to divest; and by increased costs and expenses reflecting start-up costs associated with MascoTech's expanded capital investment programs, launch costs for new products and increased steel costs, principally for its core transportation-related businesses.

     Also included in other (income) expense, net for the six months ended June 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance. Included in other (income) expense, net for the six months ended June 30, 1994 was a $4.4 million gain from the sale of MascoTech stock.

     Net income for the first six months of 1995 increased modestly to $137.8 million from $135.4 million, and earnings per share increased to $.87 from $.86. Excluding the 1994 MascoTech stock gain and year-to-date equity earnings from MascoTech for both 1995 and 1994, net income for the first six months of 1995 would have increased 9 percent, from the comparable 1994 period. Net income for the second quarter of 1995 decreased 10 percent to $63.4 million from $70.1 million in the comparable 1994 period, and earnings per share decreased 9 percent to $.40 from $.44. Excluding second quarter equity earnings from MascoTech for both 1995 and 1994, net income for the second quarter of 1995 would have decreased 4 percent from the comparable 1994 period.

     The Company's major markets experienced a slowdown in the 1995 second quarter as a result of lower housing activity, reduced consumer spending and inventory reductions by certain customers. The economic decline in the Company's major markets currently appears to have bottomed and, unless there is a further weakening, the Company continues to anticipate improved sales and operating profit for 1995.

     As announced during the second quarter of 1995, the Company's Board of Directors has determined that the divestiture of the Home Furnishings Group appears to be in the Company's and its shareholders' long-term strategic interest and thus has directed the Company to explore alternatives with respect to a possible divestiture. Alternatives currently being explored include the creation of a new independent public company through either an initial public offering or a spin-off to Company shareholders or the sale of the Home Furnishings Group. The Company anticipates receiving substantial cash proceeds either from a cash payment paid by the Home Furnishings Group to the Company prior to its becoming a public company or from the sale of the Home Furnishings Group.

     Sales of the Home Furnishings Group in 1994 approximated $1.9 billion with operating profit of approximately $80 million. While these sales represented 42 percent of the Company's total 1994 sales, operating profit from this group comprised less than 14 percent of the Company's 1994 operating profit.

     The Home Furnishings Group represents an investment of approximately $1.7 billion on the Company's December 31, 1994 balance sheet. While the Company believes that the book value of its investment in the Home Furnishings Group is realizable in the longer term in the ordinary course of business, the Company believes that the current value of the Home Furnishings Group is well in excess of $1 billion. Even then, depending upon the nature and timing of a divestiture, the potential transactions, while strengthening the Company's balance sheet, may involve a substantial non-cash charge to the Company's financial statements.

     The Company's Home Furnishings Group includes such well-known brands as Henredon, Drexel Heritage, Lexington, Universal, Berkline, Bench Craft, Maitland-Smith and Robert Allen Fabrics.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759.4 million of debt and equity securities.

     At June 30, 1995 current assets were 3.2 times current liabilities. First and second quarter 1995 cash from operations was affected by an expected and recurring first-half increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first half of the year, cash flows from operations in the remaining two quarters of 1995 should not be affected by significant increases in accounts receivable. The Company believes that its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


                                               1995       1994

         MascoTech, Inc.                        44%       41%
         Hans Grohe, a German partnership       27%       27%
         TriMas Corporation                      5%        5%


     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                1995        1994        1995        1994

         Sales - Net          $439,290    $432,780    $884,300    $845,190




         Gross Profit         $ 68,250    $ 89,710    $143,710    $170,000




         Net Income
           (Before Preferred
            Stock Dividends)  $ 15,100    $ 29,440    $ 28,560    $ 55,740

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION

Items 1, 2, 3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 17, 1995 at which the three nominees for the Company's Board of Directors identified in the Company's proxy statement dated April 18, 1995, were re-elected. Following is a tabulation of shares voted:

        Election of Directors

                       Wayne B. Lyon      Arman Simone      Peter W. Stroh

        For            132,163,830        132,171,371       132,164,850
        Withheld           355,770            348,229           354,750

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:


                   4 - Amendment No. 1 dated as of June 1, 1995 amending the $750,000,000 Amended and Restated Credit Agreement dated as of May 18, 1994 among Masco Corporation, the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

                  11 -  Computation of Earnings Per Share

                  12 -  Computation of Ratio of Earnings to Fixed Charges

                  27 -  Financial Data Schedule


        (b)  Reports on Form 8-K:

             Report on Form 8-K dated June 8, 1995 reporting under Item 5 the issuance of a press release relating to the possible divestiture of the Company's Home Furnishings Group.


                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MASCO CORPORATION

                                                  (Registrant)

Date:  August 10, 1995                By:   /s/Richard G. Mosteller
                                              Richard G. Mosteller
                                           Senior Vice President - Finance
                                           (Chief Financial Officer and
                                           Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit

Exhibit 4 Amendment No. 1 dated as of June 1, 1995 amending the $750,000,000 Amended and Restated Credit Agreement dated as of May 18, 1994 among Masco Corporation, the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule