Form 10-Q
period 1995-09-30
MASCO CORP /DE/
filed 1995-11-13
CIK 62996

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995.  Commission File Number 1-5794

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

                               Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                           Shares Outstanding at
            Class                            October 31, 1995

Common stock, par value $1 per share            160,592,000

                                 MASCO CORPORATION

                                       INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     September 30, 1995 and December 31, 1994      1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Nine Months Ended September 30, 1995
                     and 1994                                      2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1995 and 1994                   3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       8-10

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months and
                 Nine Months Ended September 30, 1995
                 and 1994                                         11

Part II.    Other Information and Signature                       12

                                 MASCO CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET

                     September 30, 1995 and December 31, 1994
                              (Dollars in thousands)


                                                 September 30,    December 31,
          ASSETS                                     1995             1994
Current assets:
     Cash and cash investments                   $   73,050       $   61,160
     Marketable securities                           11,520            9,910
     Accounts and notes receivable, net             824,340          745,170
     Prepaid expenses and other                     125,010          126,370
     Inventories:
          Finished goods                            404,190          388,440
          Raw material                              404,110          333,280
          Work in process                           191,180          227,110
                                                    999,480          948,830
               Total current assets               2,033,400        1,891,440

Equity investments in MascoTech, Inc.               199,170          184,960
Equity investments in other affiliates               63,390           57,790
Property and equipment, net                       1,323,740        1,231,810
Excess of cost over acquired net assets             753,350          706,160
Other noncurrent assets                             334,730          317,880
               Total assets                      $4,707,780       $4,390,040

          LIABILITIES
Current liabilities:
     Notes payable                               $   56,440       $   48,380
     Accounts payable                               196,280          201,320
     Accrued liabilities                            381,980          351,590
               Total current liabilities            634,700          601,290

Long-term debt                                    1,656,000        1,592,610
Deferred income taxes and other                      90,750           83,460
               Total liabilities                  2,381,450        2,277,360

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                 160,280          156,990
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                     ---              ---
Paid-in capital                                     125,990           44,840
Retained earnings                                 2,042,610        1,924,740
Cumulative translation adjustments                   (2,550)         (13,890)
               Total shareholders' equity         2,326,330        2,112,680
               Total liabilities and
                 shareholders' equity            $4,707,780       $4,390,040



             See notes to condensed consolidated financial statements.

[CAPTION]
                                 MASCO CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME



           For the Three Months and Nine Months Ended September 30, 1995 and 1994
                        (Amounts in thousands except per share data)



                                        Three Months Ended         Nine Months Ended
                                           September 30              September 30
                                         1995        1994          1995        1994
Net sales                             $1,235,000  $1,150,000    $3,669,000  $3,320,000
Cost of sales                            842,800     767,300     2,480,100   2,218,800

     Gross profit                        392,200     382,700     1,188,900   1,101,200
Selling, general and administrative
   expenses                              258,500     241,300       781,300     705,200

     Operating profit                    133,700     141,400       407,600     396,000

Other (income) expense, net:
   Interest expense                       29,100      27,000        86,400      81,200
   Re: MascoTech, Inc.:
        Equity earnings                   (5,300)     (5,600)      (13,600)    (23,700)
        Gain from stock sale              ---         ---            ---        (4,400)
   Other, net                             (2,000)       (100)       (6,800)     (2,900)
                                          21,800      21,300        66,000      50,200

     Income before income taxes          111,900     120,100       341,600     345,800

Income taxes                              44,800      48,000       136,700     138,300

     Net income                       $   67,100  $   72,100    $  204,900  $  207,500


Per share data:
     Net income                             $.42        $.45         $1.29       $1.31

     Cash dividends paid                    $.18        $.17          $.54        $.51

     Cash dividends declared                $.19        $.18          $.55        $.52


Average shares outstanding               159,300     158,600       159,300     158,600







            See notes to condensed consolidated financial statements.

                                  MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 1995 and 1994
                             (Dollars in thousands)



                                                          Nine Months Ended
                                                            September 30
                                                         1995          1994

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $288,730      $278,850
     (Increase) in receivables, net                    (111,860)      (83,370)
     (Increase) in inventories, net                     (48,120)      (65,430)
     Decrease in prepaid expenses                         2,180         6,860
     Increase in current liabilities                     14,570        42,060

          Total cash from operating activities          145,500       178,970

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Proceeds from sale of Formica investment            74,470         ---
     Capital expenditures                              (165,370)     (131,350)
     Other, net                                             620         3,090

          Total cash (for) investing activities         (90,280)     (128,260)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                   603,200        78,600
     Payment of debt                                   (560,690)      (89,680)
     Cash dividends paid                                (85,840)      (80,140)

          Total cash (for) financing activities         (43,330)      (91,220)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                  11,890       (40,510)
     At January 1                                        61,160       119,980

     At September 30                                   $ 73,050      $ 79,470


Supplemental Cash Flow Information:
     Net cash paid during the period for:
          Interest                                     $ 86,380      $ 80,240

          Income taxes                                 $131,990      $126,340







            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 1995 and the results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. The condensed consolidated balance sheet at December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B.  Other (income) expense, net consists of the following, in thousands:

                                   Three Months Ended      Nine Months Ended
                                      September 30            September 30
                                    1995        1994       1995         1994

       Interest expense            $29,100    $27,000     $86,400     $81,200
       Re: MascoTech, Inc.:
           Equity earnings          (5,300)    (5,600)    (13,600)    (23,700)
           Gain from sale of
               common stock           ---        ---         ---       (4,400)
       Equity earnings, other       (2,400)    (1,000)     (6,700)     (3,100)
       Interest income and gains
           from marketable
           securities and
           cash investments, net    (3,200)    (2,300)    (11,100)    (10,000)
       Other, net                    3,600      3,200      11,000      10,200
                                   $21,800    $21,300     $66,000     $50,200

    Included in other, net for the nine months ended September 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance.

C. As announced during the second quarter of 1995, the Company's Board of Directors has determined that the divestiture of the Home Furnishings Group appears to be in the Company's and its shareholders'long-term strategic interest and thus has directed the Company to explore alternatives with respect to a possible divestiture. Alternatives currently being explored include the creation of a new independent public company through either an initial public offering or a spin-off to Company shareholders or the sale of the Home Furnishings Group. The Company anticipates receiving substantial cash proceeds either from a cash payment paid to the Company by the Home Furnishings Group prior to its becoming a public company or from the sale of the Home Furnishings Group.

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

    Combined Balance Sheet

                                                  September 30,   December 31,
    Assets                                           1995            1994
    Current assets:
          Cash and cash investments                 $  167,630     $  230,780
          Marketable securities                         19,170         72,020
          Accounts and notes receivable, net         1,103,320        980,940
          Prepaid expenses                             113,190        133,490
          Deferred income taxes                         54,550         68,270
          Net current assets of businesses
            held for disposition                        76,790        146,690
          Inventories:
               Finished goods                          478,090        449,290
               Raw material                            472,940        404,240
               Work in process                         229,010        266,810
                                                     1,180,040      1,120,340
                    Total current assets             2,714,690      2,752,530
     Equity investments in affiliates                  198,410        150,310
          Property and equipment, net                1,916,410      1,779,520
          Excess of cost over acquired net assets    1,007,080        964,000
          Net noncurrent assets of businesses held
                  for disposition                      180,490        232,370
          Other noncurrent assets                      439,840        405,220
                         Total assets               $6,456,920     $6,283,950

          Liabilities and Shareholders' Equity
          Current liabilities:
               Notes payable                        $   62,900     $   52,330

               Accounts payable                        304,120        334,770
               Accrued liabilities                     510,040        457,160
                        Total current liabilities      877,060        844,260

          Long-term debt                             2,571,220      2,699,450
          Deferred income taxes and other              223,810        206,630
          Other interests in combined affiliates       458,500        420,930
          Equity of shareholders of Masco
               Corporation                           2,326,330      2,112,680
                         Total liabilities and
                           shareholders' equity     $6,456,920     $6,283,950
                                        5

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note D - Continued:



                                          Three Months Ended       Nine Months Ended
                                             September 30             September 30
Combined Statement of Income               1995        1994         1995        1994
Net sales                               $1,766,410  $1,696,980   $5,377,900  $4,986,290

Costs and expenses, net:
     Cost of sales                       1,262,640   1,197,260    3,835,590   3,507,490
     Selling, general and
          administrative expenses          319,550     311,340      980,360     911,960
     Other (income) expense, net:
          Interest expense                  43,410      43,540      135,950     126,590
          Other income, net                 (8,250)    (13,320)     (29,040)    (41,510)
                                            35,160      30,220      106,910      85,080
                                         1,617,350   1,538,820    4,922,860   4,504,530
Income before income taxes and
     other interests                       149,060     158,160      455,040     481,760
Income taxes                                64,560      67,250      197,850     206,700

Income before other interests               84,500      90,910      257,190     275,060
Other interests in combined
     affiliates                             17,400      18,810       52,290      67,560
Net income                              $   67,100  $   72,100   $  204,900  $  207,500

Per share data:
     Net income                               $.42        $.45        $1.29       $1.31

     Cash dividends paid                      $.18        $.17         $.54        $.51

     Cash dividends declared                  $.19        $.18         $.55        $.52

Average shares outstanding                 159,300     158,600      159,300     158,600


                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note D - Concluded:

                                                    Nine Months Ended
                                                       September 30

Combined Statement of Cash Flows                     1995        1994


Cash Flows From (For) Operating Activities:
     Cash provided by operations                  $ 359,490   $ 346,830
     (Increase) in receivables, net                (153,730)   (124,250)
     (Increase) in inventories, net                 (52,000)    (82,150)
     (Increase) decrease in marketable
       securities, net                               54,460     (42,520)
     (Increase) decrease in prepaid expenses         14,620     (25,260)
     Increase (decrease) in current liabilities      (6,010)     59,020

          Total cash from operating activities      216,830     131,670

Cash Flows From (For) Investing Activities:
     Capital expenditures                          (229,570)   (234,360)
     Proceeds from sale of Formica Investment        74,470       ---
     Proceeds from sale of subsidiaries              94,880      41,220
     Acquisitions, net of cash acquired             (22,810)      ---
     Other, net                                      56,840      39,780

          Total cash (for) investing activities     (26,190)   (153,360)

Cash Flows From (For) Financing Activities:
     Increase in debt                               733,100     485,600
     Payment of debt                               (885,360)   (429,130)
     Cash dividends paid                           (101,530)    (94,710)

          Total cash (for) financing activities    (253,790)    (38,240)

Cash and Cash Investments:
     Decrease for the period                        (63,150)    (59,930)
     At January 1                                   230,780     272,950

     At September 30                              $ 167,630   $ 213,020

                                MASCO CORPORATION

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THIRD QUARTER 1995 AND THE FIRST NINE MONTHS 1995 VERSUS
THIRD QUARTER 1994 AND THE FIRST NINE MONTHS 1994


     Net sales increased 7 percent and 11 percent for the third quarter and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. Sales of Home Improvement and Building Products including acquisitions increased 10 percent and 12 percent, and excluding acquisitions increased 2 percent and 6 percent for the third quarter and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. Sales of Home Furnishings Products increased 4 percent and 9 percent, and excluding a recent acquisition increased 4 percent and 5 percent for the third quarter and nine months ended September 30, 1995, respectively, from the comparable periods in 1994.

     The Company's operating profit margins for the nine months ended September 30, 1995 declined from the comparable period in 1994. Cost of sales as a percentage of sales increased to 68.2 percent from 66.7 percent and to 67.6 percent from 66.8 percent for the third quarter and nine months ended September 30, 1995, respectively, from the comparable periods in 1994; these increases were the result, among others, of changing product sales mix and plant start-up and home furnishings restructuring costs. Selling, general and administrative expenses as a percentage of sales for the third quarter and nine months ended September 30, 1995 were 20.9 percent and 21.3 percent, respectively, as compared with 21.0 percent and 21.2 percent in the comparable 1994 periods.

     Included in other (income) expense, net for the third quarter and nine months ended September 30, 1995 are equity earnings from MascoTech, Inc. aggregating $5.3 million and $13.6 million, respectively, as compared with $5.6 million and $23.7 million of equity earnings in the comparable 1994 periods. MascoTech's operating results for the first nine months of 1995 were negatively impacted by the reduced results, including restructuring-related costs, of certain businesses MascoTech plans to divest, and by increased costs and expenses reflecting start-up costs associated with MascoTech's expanded capital investment programs, launch costs for new products and increased steel costs, principally for its core transportation-related businesses.

     Also included in other (income) expense, net for the nine months ended September 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset by charges and reserves for profit improvement programs and asset disposals that should enhance the Company's future performance. Included in other (income) expense, net for the nine months ended September 30, 1994 was a $4.4 million gain from the sale of MascoTech stock.

     Net income for the first nine months of 1995 decreased slightly to $204.9 million from $207.5 million, and earnings per share decreased to $1.29 from $1.31. Excluding the 1994 MascoTech stock gain and year-to-date equity earnings from MascoTech for both 1995 and 1994, net income for the first nine months of 1995 would have increased 3 percent from the comparable 1994 period. Net income and earnings per share for the third quarter of 1995 each decreased 7 percent to $67.1 million and $.42 from $72.1 million and $.45, respectively, in the comparable 1994 period.

     The Company's major markets have experienced a slowdown in 1995 as a result of lower housing activity, reduced consumer spending and inventory reductions by certain customers. The economic decline in the Company's major markets currently appears to have bottomed and, unless there is a further weakening, the Company continues to anticipate improved sales and operating profit for 1995 over prior years.

     As announced during the second quarter of 1995, the Company's Board of Directors has determined that the divestiture of the Home Furnishings Group appears to be in the Company's and its shareholders' long-term strategic interest and thus has directed the Company to explore alternatives with respect to a possible divestiture. Alternatives currently being explored include the creation of a new independent public company through either an initial public offering or a spin-off to Company shareholders or the sale of the Home Furnishings Group. The Company anticipates receiving substantial cash proceeds either from a cash payment paid to the Company by the Home Furnishings Group prior to its becoming a public company or from the sale of the Home Furnishings Group.

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

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $800 million of debt and equity securities.

     At September 30, 1995 current assets were 3.2 times current liabilities. The Company believes that its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

     During the third quarter of 1995, the Company increased the quarterly dividend to $.19 from $.18 per common share. This marks the 37th consecutive year in which dividends have been increased.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:


                                              1995       1994

         MascoTech, Inc.                        44%       42%
         Hans Grohe, a German partnership       27%       27%
         TriMas Corporation                      5%        5%


     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended        Nine Months Ended
                                  September 30             September 30
                                1995        1994         1995        1994

         Sales - Net          $404,900    $416,500    $1,289,200  $1,261,690




         Gross Profit         $ 67,050    $ 73,440    $  212,760  $  243,440




         Net Income
           (Before Preferred
            Stock Dividends)  $ 15,960    $ 18,380    $   44,520  $   74,120

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

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

                                               MASCO CORPORATION

                                                  (Registrant)

Date:  November 10, 1995              By:  /s/ Richard G. Mosteller

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