Form 10-K405
period 1995-12-31
MASCO CORP /DE/
filed 1996-03-29
CIK 62996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-5794

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

                                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                              ON WHICH REGISTERED
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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 1996 (BASED ON THE CLOSING SALE PRICE OF $28 1/2 OF THE REGISTRANT'S COMMON STOCK, AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $4,407,870,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 1, 1996:

         160,382,079 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                     PAGE
----                                                                                     ----
                                          PART I
 1.   Business..........................................................................    2
 2.   Properties........................................................................    6
 3.   Legal Proceedings.................................................................    8
 4.   Submission of Matters to a Vote of Security Holders...............................    8
      Supplementary Item. Executive Officers of Registrant..............................    9
                                          PART II
 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............   10
 6.   Selected Financial Data...........................................................   10
 7.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................   11
 8.   Financial Statements and Supplementary Data.......................................   15
 9.   Changes in and Disagreements With Accountants on Accounting and Financial
        Disclosure......................................................................   38
                                         PART III
10.   Directors and Executive Officers of the Registrant................................   38
11.   Executive Compensation............................................................   38
12.   Security Ownership of Certain Beneficial Owners and Management....................   38
13.   Certain Relationships and Related Transactions....................................   38
                                         PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................   39
      Signatures........................................................................   43
                               FINANCIAL STATEMENT SCHEDULES
      Masco Corporation Financial Statement Schedule....................................  F-1
      MascoTech, Inc. and Subsidiaries Consolidated Financial Statements and Financial
        Statement Schedule..............................................................  F-3

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation is engaged principally in the manufacture, installation and sale of home improvement and building products. Masco believes that it is the largest domestic manufacturer of faucets, kitchen and bath cabinets and plumbing supplies and that it is a leading domestic producer of a number of other home improvement and building products. Masco was incorporated under the laws of Michigan in 1929 and in 1968 was reincorporated under the laws of Delaware.

     Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

     The Company is among the country's largest manufacturers of brand-name consumer products designed for the improvement and building of the home, including faucets, kitchen and bath cabinets, kitchen appliances, bath and shower enclosure units, spas and hot tubs, other shower, bath and plumbing specialties and accessories, door locks and other builders' hardware, air treatment products, venting and ventilating equipment and water pumps. These products are sold for the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets to consumers and contractors.

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

     Sales of faucets approximated $698 million in 1995, $667 million in 1994 and $608 million in 1993. The percentage of operating profit on faucets is somewhat higher than that on other products offered by the Company. The Company believes that the simplicity, quality and reliability of its faucet mechanisms, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales.

     The Company manufactures stock, semi-custom and custom kitchen and bath cabinetry in a variety of styles and in various price ranges. The Company sells cabinets under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), STARMARK(R) and FIELDSTONE(R), with sales in both the home improvement and new construction markets. In addition to its domestic manufacturing, the Company manufactures cabinetry in Germany and England. Sales of kitchen and bath cabinets were approximately $758 million in 1995, $665 million in 1994 and $570 million in 1993.

     The Company's brass and copper plumbing system components and other plumbing specialties are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed for the wholesale trade under the BRASSCRAFT(R) trademark and for the "do-it-yourself" market under the PLUMB SHOP(R), HOME PLUMBER(R) and MELARD(TM) trademarks and are also sold under private label.

     Other kitchen and bath consumer products sold by the Company include THERMADOR(R) cooktops, ovens, ranges and related cooking equipment and refrigerators, which are marketed through appliance distributors and dealers. The Company's acrylic and gelcoat bath and shower units and whirlpools are sold under the AQUA GLASS(R) trademark primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Other bath and shower enclosure units, shower trays and laundry tubs are sold to the home improvement market through hardware stores and home centers under American Shower & Bath and Trayco trade names. Luxury bath and shower enclosures are manufactured and sold by the Company under the HUPPE(R) trademark primarily in Germany and other foreign markets. The Company manufactures bath and shower accessories, vanity mirrors and bath storage products under ZENITH PRODUCTS(R) and other trademarks and sells these products to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are sold under the HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers.

     Other specialty home improvement and building products include premium quality brass rim and mortise locks, knobs and trim and other builders' hardware which are manufactured and sold under the BALDWIN(R) trademark for the home improvement and new home construction markets. WEISER(R) door locks and related hardware are sold through contractor supply outlets, hardware distributors and home centers. SAFLOK(TM) electronic locks and WINFIELD(TM) mechanical locks are sold primarily to the hospitality market.

     In 1995, the Company expanded its home improvement and building products with the acquisition of Gale Industries, Inc. Through local offices across the United States, Gale installs fiberglass insulation and other building products primarily for the residential home building industry.

RECENT DEVELOPMENTS

     In late November 1995, the Company's Board of Directors and management approved a formal plan to dispose of the Company's home furnishings products segment. Accordingly, the Company's financial statements and related notes have been reclassified to present such segment as discontinued operations and include an after-tax non-cash charge of $650 million which reflects the anticipated loss from the disposition of this segment. The Company's operations included in this segment are principally engaged in the manufacture and sale of quality furniture, fabrics and other home furnishings. The Company intends to sell the businesses comprising the home furnishings products segment during 1996 and expects to utilize certain of the proceeds from the sale to reduce the Company's indebtedness. Proceeds may also be used to invest in acquisitions related to its continuing operations and to repurchase shares of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements included in Item 8 of this Report captioned "Discontinued Operations." Unless otherwise noted, reference to the Company excludes information relating to the discontinued operations.

GENERAL INFORMATION

     No material portion of the Company's business is seasonal or has special working capital requirements, although the Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Receivables and Inventories -- Continuing Operations," included in Item 7 of this Report. The Company does not consider backlog orders to be material and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has home improvement and building products manufacturing plants in Belgium, Canada, Denmark, France, Germany, Great Britain, Italy, Mexico, Spain, Taiwan and Turkey. Home improvement and building products manufactured by the Company outside of the United States include faucets and accessory products, bath and shower enclosures, bath accessories, kitchen and bath cabinets, decorative accessories, door locks and related hardware, floor registers, ventilating fans and equipment and submersible water pumps.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     Financial information concerning the Company's export sales and foreign operations, including the net sales, operating profit and assets which are attributable to the Company's operations in the United States and in foreign countries are set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Geographic Information."

EQUITY INVESTMENTS

     MascoTech, Inc.

     In 1984, Masco transferred its industrial businesses to a newly formed subsidiary, MascoTech, Inc. (formerly Masco Industries, Inc.), which became a separate public company in July, 1984 when Masco distributed to its stockholders shares of MascoTech common stock as a special dividend. Masco currently owns approximately 45 percent of the outstanding common stock of MascoTech, a voting interest of approximately 39 percent. MascoTech is a supplier of powertrain and chassis components, technical engineering and related services and automotive aftermarket products. In 1995, MascoTech had net sales of approximately $1.7 billion.

     MascoTech has adopted a strategic plan to focus on certain core operating capabilities and divest certain other businesses. In late 1993, MascoTech adopted a plan to divest the businesses in its energy segment, which has since been completed. MascoTech's financial statements have been reclassified to present the operating results of the energy segment as discontinued operations. These businesses manufactured specialized tools, equipment and other products for energy-related industries. Except as the context otherwise indicates, all information contained herein has been reclassified for these discontinued operations. In late 1994, MascoTech adopted a plan to dispose of its architectural products, defense and certain of its transportation-related businesses. The disposition of these businesses, which had sales of approximately $637 million in 1994, is expected to be completed by mid-1996, with the cash portion of the proceeds applied to reduce MascoTech's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in the results of continuing operations through the date of disposition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report regarding the effect of these actions on the Company.

     MascoTech's transportation-related businesses manufacture powertrain, chassis and aftermarket products and provide technical engineering and other related services. Powertrain and chassis products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles, front wheel drive and exhaust system components, control arms and heavy stampings and related assemblies for suspension and chassis applications. MascoTech's technical engineering and related services businesses supply engineering and engineering services to support the vehicle development processes of automotive original equipment manufacturers as well as specialty vehicle, marketing, training, visual and other related professional services. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and other automotive accessories. MascoTech's products are manufactured using various metalworking technologies, including cold, warm and hot forming, powdered metal forming and stamping. During 1995, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation and General Motors Corporation accounted for approximately 24 percent, 11 percent and 11 percent, respectively, of MascoTech's net sales (including businesses held for disposition).

     Including transactions finalized in early 1996, the disposition of MascoTech's architectural and other specialty products businesses is substantially complete. Architectural products businesses held for disposition and not yet sold manufacture steel doors, garage doors and wood and aluminum-clad wood windows. These products are sold principally to wholesalers for the commercial, institutional and residential markets. MascoTech's sales of architectural products in 1995 were $242 million. MascoTech's other specialty products businesses held for disposition and not yet sold consist primarily of property management services for the United States government, waste-water treatment services for industrial companies principally in southern California and the manufacture of small rocket launcher casings for foreign governments. MascoTech's sales in 1995 of these other specialty products were $96 million.

     TriMas Corporation

     The Company and MascoTech currently own approximately 5 percent and 41 percent, respectively, of the outstanding common stock of TriMas Corporation. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets, including specialty container products, pressurized gas cylinders, specialty industrial gaskets, towing systems products, specialty fasteners, pressure-sensitive tapes and products for fiberglass insulation, and precision cutting tools.

     Hans Grohe

     The Company has a partnership interest in Hans Grohe GmbH & Co. KG, a German manufacturer of faucets, handheld showers, shower heads and other shower accessories.

PATENTS AND TRADEMARKS

     The Company holds a number of United States and foreign patents covering various design features and valve constructions used in certain of its faucets, and also holds a number of other patents and patent applications, licenses, trademarks and trade names. As a manufacturer of brand-name consumer products, the Company views its trademarks as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's present business as a whole.

COMPETITION

     The major domestic and foreign markets for the Company's products are highly competitive. Competition is based primarily on performance, quality, style, service and price, with the relative importance of such factors varying among products. A number of companies of varying size compete with one or more of the Company's product lines.

EMPLOYEES

     At December 31, 1995, approximately 20,500 people were employed in the Company's continuing operations. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following list includes the Company's principal manufacturing facilities by location and the industry segments utilizing such facilities:

Arizona............  Tucson (1)
California.........  Carlsbad (1), City of Industry (2), Corona (1), Costa Mesa (1)(1), Los
                     Angeles (1), Pico Rivera (1), South Gate (1), Vista (1) and Whittier (2)
Colorado...........  Boulder (1)
Georgia............  Atlanta (2)
Illinois...........  Alsip (2) and Chicago (1)
Indiana............  Cumberland (1), Greensburg (1) and Kendallville (1)
Iowa...............  Northwood (1)
Kentucky...........  Henderson (1) and Morgantown (1)
Massachusetts......  Holyoke (2)
Michigan...........  Adrian (1), Hillsdale (1), Holland (2), Lapeer (1), Madison Heights (1)
                     and Riverview (1)
Minnesota..........  Lakeville (1)
Mississippi........  Blue Mountain (2), New Albany (2), Olive Branch (1) and Ripley (2)(2)(2)
Nevada.............  Las Vegas (1)
New Jersey.........  Moorestown (1) and Passaic (1)
North Carolina.....  Black Mountain (2), Drexel (2), Goldsboro (2), Hickory (2), High Point
                     (2)(2)(2), Hildebran (2)(2), Lexington (2)(2)(2)(2)(2), Linwood (2),
                     Longview (2), Marion (2)(2), Mocksville (2), Morganton (2)(2)(2)(2)(2),
                     Mt. Airy (2), Shelby (2), Spruce Pine (2)(2), Thomasville (1) and
                     Whittier (2)
Ohio...............  Jackson (1), Loudonville (1), Middlefield (1)(1) and Orwell (1)
Oklahoma...........  Chickasha (1)
Oregon.............  Klamath Falls (1)
Pennsylvania.......  Aston (1), Reading (1) and Sunbury (2)
South Carolina.....  Kingstree (2)
South Dakota.......  Rapid City (1) and Sioux Falls (1)
Tennessee..........  Adamsville (1)(1), Jackson (1), LaFollette (1), Livingston (2), McEwen
                     (1), Morristown (2)(2)(2)(2)(2)(2) and Rockwood (2)
Texas..............  Lancaster (1)
Virginia...........  Atkins (1)(1), Culpeper (1), Lynchburg (1) and Mt. Jackson (1)
Belgium............  Brussels (1)
Canada.............  Burnaby (1), British Columbia; Brantford (1), Cambridge (1), London (1),
                     Mississauga (2) and St. Thomas (1), Ontario; Ville D'Anjou (2), Quebec
China (P.R.C.).....  Chang Chun (2)(2), Fuzhou (2), Guang Dong (2), Guangzhou (2), Shangxi
                     (2) and Tianjin (2)(2)(2)
Denmark............  Odense (1)
France.............  Sevres (1)
Germany............  Ahaus (1), Bad Zwischenahn (1), Iserlohn (1), Netzschkau (1), Steinhagen
                     (1), Tangermunde (2) and Waldenburg (1)

Great Britain......  Brownhills (1), Corby (1), Silsden (2) and Warminster (2), England;
                     Aberdare (2) and Merthyr Tydfil (2), Wales

Hong Kong..........  (2)

Indonesia..........  Semarang (2)

Italy..............  Lacchiarella (1) and Zingonia (1)

Malaysia...........  Johor (2) and Kedah (2)(2)

Mexico.............  Mexicali (1)(1)

Philippines........  Cebu (2)(2)

Singapore..........  (2)(2)

Spain..............  Barcelona (1)

Sweden.............  Skene (2)

Taiwan.............  Kaohshiung (2)(2), Ping Tung Hsien (2), Shin Bon (2), Tai Chung (1) and
                     Tao Yuan Hsian (2)

Turkey.............  Czerkezkoy (1)

        Note: Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) home improvement and building products segment and (2) discontinued operations segment.

     The two principal faucet manufacturing plants are located in Greensburg, Indiana and Chickasha, Oklahoma and a new 394,000 square foot faucet manufacturing plant opened in 1995 in Jackson, Tennessee. The faucet manufacturing plants and the majority of the Company's other facilities range from approximately 20,000 to 700,000 square feet. The Company owns most of its manufacturing facilities and none of the properties is subject to significant encumbrances. In addition to its manufacturing facilities, the Company operates approximately 70 facilities (the majority of which are leased) which install fiberglass insulation and other building products. The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. An additional building near its corporate headquarters is used by the Company's corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list identifies the location of the principal manufacturing and technical service facilities of MascoTech and the industry segments utilizing such facilities:

California.........  Vernon (3)

Florida............  Deerfield Beach (1) and Ocala (1)

Indiana............  Elkhart (1), Fort Wayne (1), Kendallville (1) and North Vernon (1)

Iowa...............  Dubuque (2)

Kentucky...........  Nicholasville (1)

Michigan...........  Auburn Hills (1)(1)(1)(1), Brighton (1), Burton (1), Canton (1 and 3),
                     Dearborn (1)(1), Detroit (1)(1)(1), Farmington Hills (1), Fraser (1),
                     Green Oak Township (1 and 3), Hamburg (1 and 3), Holland (1), Livonia
                     (1), Mt. Clemens (1), Oxford (1), Royal Oak (1), St. Clair (1), Sterling
                     Heights (1), Troy (1), Warren (1), West Branch (2) and Ypsilanti (1)

Missouri...........  St. Louis (1)

Ohio...............  Bluffton (1), Bucyrus (1), Canal Fulton (1), Lima (1), Minerva (1), Port
                     Clinton (1), Shelby (1) and Upper Sandusky (1)

Oklahoma...........  Tulsa (1)
Pennsylvania.......  Ridgway (1)
Virginia...........  Duffield (1) and Salem (1)
France.............  Paris (1)
Germany............  Koln (1), Sindelfingen (1) and Zell am Harmersbach (1 and 3)
Great Britain......  Brentwood (1), Hitchen (1), Rayleigh (1), Rochford (1), South End (1),
                     Warwick (1) and Wolverhampton (1)
Italy..............  Poggio Rusco (1)

        Note: Multiple footnotes within the same parenthesis indicate the facility is engaged in significant activities relating to more than one segment. Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (1) Transportation-Related Product and Services; (2) Specialty Products -- Architectural; and (3) Specialty Products -- Other.

     MascoTech's principal manufacturing facilities range in size from approximately 10,000 square feet to 360,000 square feet, substantially all of which are owned by MascoTech and are not subject to significant encumbrances. MascoTech's principal technical service facilities in the United States range in size from approximately 10,000 square feet to 120,000 square feet, substantially all of which are leased to MascoTech. MascoTech's executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement.

     MascoTech's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                         OFFICER
                NAME                                 POSITION                   AGE       SINCE
------------------------------------   ------------------------------------     ---      -------
Alex Manoogian......................   Chairman Emeritus                        94        1929
Richard A. Manoogian................   Chairman of the Board and                59        1962
                                       Chief Executive Officer
Wayne B. Lyon.......................   President and Chief Operating            63        1972
                                       Officer
Gerald Bright.......................   Vice President                           73        1970
David A. Doran......................   Vice President -- Taxes                  54        1984
Daniel R. Foley.....................   Vice President -- Human Resources        54        1996
Eugene A. Gargaro, Jr. .............   Vice President and Secretary             53        1993
Frank M. Hennessey..................   Executive Vice President                 57        1995
Raymond F. Kennedy..................   Executive Vice President and             53        1989
                                       President -- Building Products
John R. Leekley.....................   Vice President and General Counsel       52        1979
Richard G. Mosteller................   Senior Vice President -- Finance         63        1962
John C. Nicholls, Jr. ..............   Treasurer                                62        1967
Robert B. Rosowski..................   Vice President -- Controller             55        1973
Samuel Valenti, III.................   Vice President -- Investments            50        1971

     Executive officers who are elected by the Board of Directors serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Messrs. Foley and Gargaro. Mr. Foley was employed by MascoTech, Inc. as its Vice President -- Human Resources from 1994 to 1996 and was President of Executive Business Partners, Inc., a training and consulting firm, from 1993 to 1994. From 1991 to 1992, he was Vice President -- Administration and General Counsel at Domino's Pizza, Inc., engaged in producing, distributing and retail sales of food products through franchised and company-owned stores. Mr. Gargaro joined the Company as its Vice President and Secretary in October, 1993. Prior to joining the Company, Mr. Gargaro was a partner at the Detroit law firm of Dykema Gossett PLLC. Mr. Gargaro has served as a director and Secretary of MascoTech, Inc., since 1984, and a director and Secretary of TriMas Corporation since 1989. Richard A. Manoogian, the Chairman of the Board and Chief Executive Officer of the Company, is the son of its Chairman Emeritus, Alex Manoogian.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                                           MARKET PRICE
                                                         ----------------      DIVIDENDS
                            QUARTER                      HIGH        LOW       DECLARED
          --------------------------------------------   -----      -----      ---------
          1994
            Fourth....................................   $25 1/4    $21 1/4      $ .18
            Third.....................................    28 1/4     23 5/8        .18
            Second....................................    32 1/8     26 1/4        .17
            First.....................................    39 3/4     31            .17
                                                                               -------
               Total..................................                           $ .70
                                                                               =======
          1995
            Fourth....................................   $31 1/2    $27          $ .19
            Third.....................................    29 1/2     25 3/8        .19
            Second....................................    29 3/8     24 5/8        .18
            First.....................................    27 3/4     22 1/2        .18
                                                                               -------
               Total..................................                           $ .74
                                                                               =======

     On March 1, 1996, there were approximately 6,340 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated:

                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                            1995         1994         1993         1992         1991
                                         ----------   ----------   ----------   ----------   ----------
Net sales..............................  $2,927,000   $2,583,000   $2,243,000   $2,042,000   $1,763,000
Income from continuing operations(1)...  $  200,050   $  172,710   $  215,210   $  179,130   $   68,940
Per share of common stock:
  Income from continuing
     operations(1).....................       $1.25        $1.09        $1.41        $1.18         $.46
  Dividends declared...................        $.74         $.70         $.66         $.62         $.58
  Dividends paid.......................        $.73         $.69         $.65         $.61         $.57
At December 31:
  Total assets.........................  $3,778,630   $4,177,100   $3,864,850   $3,765,220   $3,544,680
  Long-term debt.......................  $1,577,100   $1,587,160   $1,413,480   $1,481,680   $1,354,970

  (1) The year 1994 includes a $79 million after-tax ($.50 per share) non-cash equity investment charge.

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

DISCONTINUED OPERATIONS

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. Accordingly, the applicable financial statements and related notes have been reclassified to present the home furnishings products segment as discontinued operations; therefore, net sales of this segment have been excluded from consolidated net sales presented herein. The 1995 fourth quarter includes a non-cash after-tax charge of $650 million to reflect the anticipated loss from the disposition of this segment. Company operations included in this segment are principally engaged in the manufacture and sale of quality furniture, fabrics and other home furnishings.

     Net sales and operating profit attributable to the home furnishings products segment for the eleven months ended November 30, 1995 and for the years ended December 31, 1994 and 1993 were $1,852 million and $85.9 million, $1,885 million and $78.9 million and $1,643 million and $57.6 million, respectively.

     The Company intends to dispose of the businesses comprising the home furnishings products segment in 1996. Should the Company retain a common equity interest in these businesses after disposition, such interest would be less than 20 percent.

     Cash proceeds received from the disposition of these businesses will be used to reduce Company indebtedness, and may be invested in acquisitions or used to repurchase Company common shares.

PROFIT MARGINS -- CONTINUING OPERATIONS

     Net income from continuing operations as a percentage of sales was 6.8 percent, 6.7 percent and 9.6 percent in 1995, 1994 and 1993, respectively.

     After-tax profit return on shareholders' equity as measured by income from continuing operations was 9.4 percent, 8.6 percent and 11.4 percent in 1995, 1994 and 1993, respectively.

     For 1994, income from continuing operations as a percentage of sales and after-tax profit return on shareholders' equity, as measured by income from continuing operations, reflect an unusual after-tax charge of $79 million or approximately $.50 per share for the Company's equity share of its affiliate MascoTech, Inc.'s $315 million non-cash after-tax charge for the divestiture of its non-core businesses. Prior to giving effect to such charge, income from continuing operations as a percentage of sales and after-tax profit return on shareholders' equity for 1994 were 9.7 percent and 12.5 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUING OPERATIONS

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings.

     At year-end 1995, current assets were approximately 2.2 times current liabilities.

     During 1995, cash of $262 million was provided by operating activities of continuing operations, by $74 million from the sale of the Company's Formica Corporation investment and by $35 million from discontinued operations; cash decreased by $165 million for the purchase of property and equipment, by $116 million for cash dividends, by $52 million for a net decrease in debt and by $14 million for other cash outflows. The aggregate of the preceding items represents a net cash inflow of $24 million in 1995. Cash provided by operating activities of continuing operations totalled $262 million, $289 million and $269 million in 1995, 1994 and 1993, respectively; the Company has generally reinvested a majority of these funds in its operations.

     The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through its internal cash flow and, to the extent necessary, in the financial markets.

RECEIVABLES AND INVENTORIES -- CONTINUING OPERATIONS

     During 1995, the Company's receivables increased by $28 million, primarily as a result of increased fourth quarter sales in 1995 compared with the same period in 1994.

     During 1995, the Company's inventories increased by $22 million. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefitting from larger, more cost-effective purchasing.

CAPITAL EXPENDITURES AND DEPRECIATION -- CONTINUING OPERATIONS

     Capital expenditures totalled $165 million in 1995, compared with $122 million in 1994. These amounts primarily pertain to expenditures for additional facilities related to increased demand for existing products as well as for new Masco products. The Company also continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and improve customer service and response time.

     Depreciation expense and amortization expense were $65.3 million and $24.8 million, respectively, in 1995, compared with $54.5 million and $19.3 million, respectively, in 1994. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies, primarily by comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense.

EQUITY AND OTHER INVESTMENTS IN AFFILIATES

     Equity earnings from affiliates were $26.2 million in 1995 compared with an equity loss of $99.5 million in 1994 and equity earnings of $18.7 million in 1993.

     In December 1994, MascoTech, Inc., an equity affiliate of the Company, announced and recorded a non-cash after-tax charge of $315 million in anticipation of losses associated with the planned disposition of its non-core businesses. As a result, the Company in 1994 recorded a $138 million pre-tax charge ($79 million after-tax) as its equity share of this non-cash charge.

CASH DIVIDENDS

     During 1995, the Company increased its dividend rate six percent to $.19 per share quarterly. This marks the 37th consecutive year in which dividends have been increased. Dividend payments over this period have increased at an 18 percent average annual rate. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," will not have a material impact on the Company's financial statements when adopted in 1996. SFAS No. 123, "Accounting for Stock-Based Compensation," becomes effective in 1996. The Company intends to adopt the pro forma disclosure provisions of SFAS No. 123 and will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

GENERAL FINANCIAL ANALYSIS -- CONTINUING OPERATIONS

     1995 VERSUS 1994

     Net sales in 1995, aided by acquisitions in late 1994, increased 13 percent to $2,927 million; excluding acquisitions, net sales increased 7 percent.

     Cost of sales as a percentage of sales increased to 63.1 percent in 1995 from 60.9 percent in 1994, primarily as a result of plant start-up costs related to a major new faucet facility in the U.S. and product sales mix. Product sales mix was primarily influenced by a higher percentage of lower margin sales to total sales.

     Selling, general and administrative expenses as a percentage of sales increased to 23.2 percent in 1995 from 22.4 percent in 1994, primarily as a result of increased promotional, advertising and insurance costs. Operating profit, before general corporate expense, decreased 4 percent in 1995 to $493 million.

     Included in other income and expense for 1995 are equity earnings from MascoTech of $18 million as compared with $106 million of equity loss from MascoTech in 1994; such equity loss reflects the Company's equity share of MascoTech's unusual non-cash 1994 fourth quarter charge for the disposition of its non-core businesses.

     After-tax income from continuing operations and income from continuing operations per share for 1995 were $200 million and $1.25, respectively, as compared with income from continuing operations and income from continuing operations per share for 1994 (prior to the Company's share of the above-mentioned 1994 MascoTech charge) of $252 million and $1.59, respectively. Including the above-mentioned charge of approximately $.50 per share, income from continuing operations for 1994 was $173 million, with earnings per share of $1.09.

     1994 VERSUS 1993

     Net sales in 1994, aided by acquisitions, increased 15 percent to $2,583 million; excluding acquisitions, net sales increased 8 percent. Cost of sales as a percentage of sales decreased modestly to 60.9 percent in 1994 from 61.4 percent in 1993. Selling, general and administrative expenses as a percentage of sales decreased to 22.4 percent in 1994 from 23.2 percent in 1993. Operating profit, before general corporate expense, increased 22 percent to $511 million, primarily due to increased sales and profit improvement programs.

     Included in other income and expense for 1994 are equity losses from MascoTech of $106 million, which reflect the Company's equity share of MascoTech's unusual non-cash fourth quarter charge for the disposition of its non-core businesses, as compared with $13.2 million of equity earnings from MascoTech in 1993. Equity earnings from MascoTech in 1993 are net of an approximate $10 million after-tax fourth quarter charge which reflects the Company's equity share of MascoTech's loss provision for the disposition of its energy-related businesses and extraordinary loss on the early extinguishment of debt. In 1994, MascoTech reported a loss from continuing operations and a net loss, after preferred stock dividends, of $234.4 million and $233.1 million, respectively, as compared with income from continuing operations and net income, after preferred stock dividends, of $70.9 million and $32.7 million, respectively, in 1993.

     Included in other income and expense for 1993 is a $28.3 million pre-tax gain (approximately $18 million after-tax) on the redemption of MascoTech's 10% exchangeable preferred stock. This gain was principally offset by the Company's approximate $10 million after-tax equity share of MascoTech's above-mentioned 1993 fourth quarter special charges, as well as by charges related to certain restructurings of Company operations.

     After-tax income from continuing operations and income from continuing operations per share for 1994, prior to the above-mentioned MascoTech charge for the disposition of its non-core businesses, were $252 million and $1.59, representing increases of 17 percent and 13 percent from $215 million and $1.41 in 1993, respectively. Including the above-mentioned charge of approximately $.50 per share, income from continuing operations was $173 million, with earnings per share of $1.09.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of Masco Corporation:

     We have audited the accompanying consolidated balance sheet of Masco Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1995, and the financial statement schedule as listed in Item 14(a)(2)(i) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Masco Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
March 1, 1996

                               MASCO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                      1995              1994
                                                                 --------------    --------------
Current Assets:
  Cash and cash investments...................................   $   60,470,000    $   36,530,000
  Receivables.................................................      439,900,000       411,590,000
  Inventories.................................................      391,760,000       370,010,000
  Prepaid expenses and other..................................       72,370,000        61,510,000
                                                                 --------------    --------------
       Total current assets...................................      964,500,000       879,640,000
Equity investments in MascoTech, Inc. ........................      202,380,000       184,960,000
Equity investments in other affiliates........................       62,570,000        56,700,000
Property and equipment........................................      856,690,000       756,650,000
Excess of cost over acquired net assets.......................      343,510,000       290,710,000
Other assets..................................................      296,310,000       279,480,000
Net assets of discontinued operations.........................    1,052,670,000     1,728,960,000
                                                                 --------------    --------------
       Total assets...........................................   $3,778,630,000    $4,177,100,000
                                                                 ==============    ==============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable...............................................   $   25,690,000    $   38,660,000
  Accounts payable............................................      125,230,000       110,550,000
  Accrued liabilities.........................................      294,930,000       260,990,000
                                                                 --------------    --------------
       Total current liabilities..............................      445,850,000       410,200,000
Long-term debt................................................    1,577,100,000     1,587,160,000
Deferred income taxes and other...............................      100,250,000        61,410,000
                                                                 --------------    --------------
       Total liabilities......................................    2,123,200,000     2,058,770,000
                                                                 --------------    --------------
Shareholders' Equity:
  Common shares authorized: 400,000,000;
     issued: 1995 -- 160,380,000; 1994 -- 156,990,000.........      160,380,000       156,990,000
  Preferred shares authorized: 1,000,000......................         --                --
  Paid-in capital.............................................      128,550,000        44,840,000
  Retained earnings...........................................    1,366,330,000     1,924,740,000
  Cumulative translation adjustments..........................          170,000        (8,240,000)
                                                                 --------------    --------------
       Total shareholders' equity.............................    1,655,430,000     2,118,330,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $3,778,630,000    $4,177,100,000
                                                                 ==============    ==============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995              1994              1993
                                                  --------------    --------------    --------------
Net sales......................................   $2,927,000,000    $2,583,000,000    $2,243,000,000
Cost of sales..................................    1,846,330,000     1,574,100,000     1,376,260,000
                                                  --------------    --------------    --------------
          Gross profit.........................    1,080,670,000     1,008,900,000       866,740,000
Selling, general and administrative expenses...      678,330,000       578,150,000       520,520,000
                                                  --------------    --------------    --------------
          Operating profit.....................      402,340,000       430,750,000       346,220,000
                                                  --------------    --------------    --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings (loss)....................       18,200,000      (106,110,000)       13,160,000
     Interest and dividend income..............         --                --              16,220,000
     Gain from redemption of preferred stock...         --                --              28,300,000
  Equity earnings, other affiliates............        8,010,000         6,630,000         5,530,000
  Other, net...................................       (2,960,000)       23,090,000         4,540,000
  Interest expense.............................      (73,800,000)      (61,530,000)      (64,780,000)
                                                  --------------    --------------    --------------
                                                     (50,550,000)     (137,920,000)        2,970,000
                                                  --------------    --------------    --------------
          Income from continuing operations
            before income taxes................      351,790,000       292,830,000       349,190,000
Income taxes...................................      151,740,000       120,120,000       133,980,000
                                                  --------------    --------------    --------------
          Income from continuing operations....      200,050,000       172,710,000       215,210,000
                                                  --------------    --------------    --------------
Discontinued operations (net of income taxes):
  Income from operations of discontinued
     segment...................................        8,270,000        20,990,000         5,890,000
  Loss on disposition, net.....................     (650,000,000)         --                --
                                                  --------------    --------------    --------------
          Net income (loss)....................   $ (441,680,000)   $  193,700,000    $  221,100,000
                                                  ==============    ==============    ==============
Earnings (loss) per share:
  Continuing operations........................           $ 1.25             $1.09             $1.41
  Discontinued operations:
     Income from operations of discontinued
       segment.................................              .05               .13               .04
     Loss on disposition, net..................            (4.07)               --                --
                                                          ------             -----             -----
          Earnings (loss) per share............           $(2.77)            $1.22             $1.45
                                                          ======             =====             =====

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995             1994             1993
                                                   -------------    -------------    -------------
Cash Flows From (For):
  Operating Activities:
     Income from continuing operations..........   $ 200,050,000    $ 172,710,000    $ 215,210,000
     Depreciation and amortization..............      90,090,000       73,830,000       71,450,000
     Equity (earnings) loss, net................     (17,770,000)     106,200,000      (13,750,000)
     Deferred income taxes and other............      18,240,000      (31,930,000)      (3,710,000)
     Gain from redemption of MascoTech preferred
       stock, net of tax........................        --               --            (17,550,000)
                                                   -------------    -------------    -------------
          Total from earnings...................     290,610,000      320,810,000      251,650,000
     (Increase) in receivables..................     (56,660,000)     (25,750,000)     (20,680,000)
     (Increase) decrease in inventories.........     (13,970,000)     (39,900,000)       1,580,000
     Increase in accounts payable and accrued
       liabilities, net.........................      42,110,000       33,780,000       36,880,000
                                                   -------------    -------------    -------------
          Net cash from operating activities of
            continuing operations...............     262,090,000      288,940,000      269,430,000
     Operating activities of discontinued
       operations...............................      60,370,000       24,500,000       (3,670,000)
                                                   -------------    -------------    -------------
          Net cash from operating activities....     322,460,000      313,440,000      265,760,000
                                                   -------------    -------------    -------------
  Investing Activities:
     Capital expenditures.......................    (165,080,000)    (121,790,000)     (96,020,000)
     Currency translation adjustments...........       8,420,000       12,150,000      (14,120,000)
     Sale of affiliate investments to
       MascoTech................................        --               --             87,500,000
     Proceeds from sale of Formica investment...      74,470,000         --               --
     Proceeds from redemption of MascoTech
       preferred stock..........................        --               --            100,000,000
     Acquisition of companies...................        --           (126,830,000)        --
     Other, net.................................     (21,990,000)     (20,820,000)      38,000,000
     Investing activities of discontinued
       operations...............................     (38,290,000)     (78,290,000)     (85,690,000)
                                                   -------------    -------------    -------------
          Net cash from (for) investing
            activities..........................    (142,470,000)    (335,580,000)      29,670,000
                                                   -------------    -------------    -------------
  Financing Activities:
     Issuance of notes..........................        --               --            400,000,000
     Retirement of notes........................    (200,000,000)        --           (200,000,000)
     Increase in other debt.....................     497,830,000      239,710,000      290,520,000
     Payment of other debt......................    (350,010,000)     (57,240,000)    (554,850,000)
     Repurchase of Company Common Stock.........        --            (61,730,000)        --
     Cash dividends paid........................    (116,350,000)    (108,960,000)     (99,000,000)
     Financing activities of discontinued
       operations...............................      12,480,000      (48,250,000)     (67,130,000)
                                                   -------------    -------------    -------------
          Net cash (for) financing activities...    (156,050,000)     (36,470,000)    (230,460,000)
                                                   -------------    -------------    -------------
Cash and Cash Investments:
     Increase (decrease) for the year...........      23,940,000      (58,610,000)      64,970,000
     At January 1...............................      36,530,000       95,140,000       30,170,000
                                                   -------------    -------------    -------------
     At December 31.............................   $  60,470,000    $  36,530,000    $  95,140,000
                                                   =============    =============    =============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company classified its home furnishings products segment as discontinued operations in 1995 (See "Discontinued Operations" note). Accordingly, the December 31, 1994 balance sheet and statements of operations and cash flows for 1994 and 1993 and related notes have been reclassified to conform to the current year presentation.

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

     Average Shares Outstanding. The average number of common shares outstanding in 1995, 1994 and 1993 approximated 159.6 million, 158.8 million and 152.7 million, respectively.

     Cash and Cash Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash investments.

     Receivables. Accounts and notes receivable are presented net of allowances for doubtful accounts of $16.3 million at December 31, 1995 and $12.0 million at December 31, 1994.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $65.3 million, $54.5 million and $50.5 million in 1995, 1994 and 1993, respectively.

     The excess of cost over net assets of acquired companies is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1995 and 1994 such accumulated amortization totalled $58.1 million and $48.1 million, respectively. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies, primarily by comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. Amortization of intangible assets was $24.8 million, $19.3 million and $20.9 million in 1995, 1994 and 1993, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that approximates the risk of the investments. The fair value of the Company's long-term debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1995 was approximately $157 million and $1,603 million, as compared with the Company's carrying value of $116 million and $1,577 million, respectively. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1994 was

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)

approximately $158 million and $1,477 million, as compared with the Company's carrying value of $123 million and $1,587 million, respectively.

     Recently Issued Financial Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," will not have a material impact on the Company's financial statements when adopted in 1996. SFAS No. 123, "Accounting for Stock-Based Compensation," becomes effective in 1996. The Company intends to adopt the pro forma disclosure provisions of SFAS No. 123 and will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

DISCONTINUED OPERATIONS

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. Accordingly, the applicable financial statements and related notes, except as otherwise noted, have been reclassified to present the home furnishings products segment as discontinued operations. Company operations included in this segment are principally engaged in the manufacture and sale of quality furniture, fabrics and other home furnishings. The Company recorded a fourth quarter 1995 pre-tax and after-tax non-cash charge of $650 million for the anticipated loss on disposition of this segment. The potential income tax benefit of approximately $230 million from the loss on disposition was not recorded due to the likelihood that such loss will be capital in nature and that the Company is unable to quantify the portion of such capital loss benefit which may ultimately be realizable. The approximate components of the charge were as follows, in thousands:

        Write-down of assets due to anticipated net proceeds being less than carrying value:
             Excess of cost over acquired net assets.......................   $402,000
             Property and equipment........................................    238,000
        Provision for disposition costs, net of estimated income during
          anticipated holding period.......................................     10,000
                                                                              --------
               Pre-tax and after-tax disposition charge....................   $650,000
                                                                              ========

     This charge reflects the Company's best estimate of the amount anticipated to be realized on the disposition of its home furnishings products businesses. The estimated amount that the Company anticipates to realize on disposition is based on negotiations with potential acquirors and independent parties familiar with valuations of this nature. The amount that the Company will ultimately realize could differ materially from the amount assumed in arriving at the loss on disposition of the home furnishings products segment. The Company intends to dispose of the businesses comprising the home furnishings products segment in 1996. Should the Company retain a common equity interest in these businesses after disposition, such interest would be less than 20 percent.

                               MASCO CORPORATION

DISCONTINUED OPERATIONS -- (CONTINUED)

     Selected financial information for these discontinued operations is as follows at December 31, 1995 and 1994 and for the period up to the decision to discontinue in late November 1995 and for the years ended December 31, 1994 and 1993:

                                                                           (IN THOUSANDS)
                                                                           AT DECEMBER 31
                                                                 ------------------------
                                                                    1995          1994
                                                                 ----------    ----------
        Cash..................................................   $   17,860    $   24,620
        Receivables...........................................      347,570       333,590
        Inventories...........................................      560,360       578,820
        Prepaid expenses......................................       55,830        58,500
        Excess of cost over acquired net assets...............      401,530       415,450
        Property and equipment................................      490,160       475,150
        Other assets..........................................       39,860        39,500
        Liabilities...........................................     (210,500)     (196,670)
        Anticipated loss on disposition of segment, net.......     (650,000)       --
                                                                 ----------    ----------
          Net assets of discontinued operations...............   $1,052,670    $1,728,960
                                                                 ==========    ==========

     The Company guarantees certain credit facilities of the home furnishings products businesses. Amounts available under these facilities aggregate approximately $130 million, of which approximately $25 million was outstanding as of December 31, 1995.

                                                                               (IN THOUSANDS)
                                                        ELEVEN
                                                     MONTHS ENDED
                                                     NOVEMBER 30,
                                                         1995           1994          1993
                                                     ------------    ----------    ----------
        Net sales.................................    $1,852,000     $1,885,000    $1,643,000
                                                      ==========     ==========    ==========
        Gross profit..............................    $  450,130     $  457,330    $  397,630
        Selling, general and administrative
          expenses................................       364,210        378,480       340,020
                                                     ------------    ----------    ----------
        Operating profit..........................        85,920         78,850        57,610
        Other expense, net........................        55,660         49,080        44,200
                                                     ------------    ----------    ----------
        Income before income taxes................        30,260         29,770        13,410
        Income taxes..............................        21,990          8,780         7,520
                                                     ------------    ----------    ----------
        Income from operations of discontinued
          segment.................................    $    8,270     $   20,990    $    5,890
                                                      ==========     ==========    ==========

     Other expense, net above includes allocable interest expense of $44.0 million, $43.2 million and $41.0 million in 1995, 1994 and 1993, respectively. Interest expense of the Company not directly attributable to specific operations of the Company was allocated to discontinued operations based upon the assumed reduction of Company debt from application of certain anticipated cash proceeds from the disposal. The income tax rate of discontinued operations was higher in 1995 primarily due to higher taxes on foreign operations and decreased foreign tax credits.

                               MASCO CORPORATION

DISCONTINUED OPERATIONS -- (CONCLUDED)

     Cash flows from (for) discontinued operations as shown in the consolidated statement of cash flows are comprised of the following:

                                                                             (IN THOUSANDS)
                                                           1995         1994         1993
                                                         --------     --------     --------
        Operating Activities:
          Income from operations of discontinued
             segment..................................   $  8,270     $ 20,990     $  5,890
          Depreciation and amortization...............     50,650       46,800       44,540
          (Increase) decrease in working capital......      1,450      (43,290)     (54,100)
                                                         --------     --------     --------
               Net cash from (for) operating
                  activities of discontinued
                  operations..........................   $ 60,370     $ 24,500     $ (3,670)
                                                         ========     ========     ========
        Investing Activities:
          Capital expenditures........................   $(61,390)    $(68,820)    $(70,520)
          Other, net..................................     23,100       (9,470)     (15,170)
                                                         --------     --------     --------
               Net cash (for) investing activities of
                  discontinued operations.............   $(38,290)    $(78,290)    $(85,690)
                                                         ========     ========     ========
        Financing Activities:
          Payment of debt.............................   $ (3,720)    $(73,140)    $(67,380)
          Increase in debt............................     16,200       24,890          250
                                                         --------     --------     --------
               Net cash from (for) financing
                  activities of discontinued
                  operations..........................   $ 12,480     $(48,250)    $(67,130)
                                                         ========     ========     ========

INVENTORIES

                                                                          (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                    --------------------
                                                                      1995        1994
                                                                    --------    --------
        Raw material.............................................   $171,670    $158,710
        Finished goods...........................................    130,070     126,250
        Work in process..........................................     90,020      85,050
                                                                    --------    --------
                                                                    $391,760    $370,010
                                                                    ========    ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity and partnership interests:

                                                                        AT DECEMBER 31
                                                                     --------------------
                                                                     1995    1994    1993
                                                                     ----    ----    ----
         MascoTech, Inc...........................................    45%     44%     42%
         Hans Grohe, a German partnership.........................    27%     27%     27%
         TriMas Corporation.......................................     5%      5%      5%

     MascoTech, Inc. presently has voting preferred shares outstanding, which are to be converted into common shares no later then mid-1997. On an assumed converted basis and utilizing the minimum number of common shares to be so issued, the Company's equity investment in MascoTech would be 39 percent at December 31, 1995 (which equals the Company's voting interest at that date).

     Excluding the partnership interest in Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments at December 31, 1995 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $376 million, as compared with the Company's related aggregate carrying value of $223 million.

     The Company's carrying value of its equity investments in MascoTech exceeds its equity in the underlying net book value by approximately $74 million at December 31, 1995. This excess, which principally resulted from repurchases by MascoTech of its common stock, is being amortized over a period not to exceed 40 years. The Company's carrying value of its other equity investments at December 31, 1995 approximates the Company's equity in the underlying net book value in these affiliates.

     In March 1993, the Company and MascoTech partially restructured their affiliate relationships through transactions that reduced the Company's common equity interest in MascoTech from 47 percent to approximately 35 percent and resulted in MascoTech's acquisition of the Company's investments in Emco Limited, a Canadian company. The Company received $87.5 million in cash, $100 million of 10% exchangeable preferred stock and seven-year warrants to purchase 10 million common shares of MascoTech at $13 per share. MascoTech received 10 million of its common shares, all $77.5 million of its 12% exchangeable preferred stock, the Company's investments in Emco Limited and a modified option expiring in March 1997 to require the Company to purchase up to $200 million aggregate amount of debt securities in MascoTech.

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

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONCLUDED)

     Approximate combined condensed financial data of the above-listed affiliates are summarized in U.S. dollars as follows, in thousands:

                                                      1995           1994           1993
                                                   -----------    -----------    -----------
        At December 31:
          Current assets........................   $   788,020    $   944,940    $   875,610
          Current liabilities...................      (276,180)      (277,260)      (300,650)
                                                   -----------    -----------    -----------
             Working capital....................       511,840        667,680        574,960
          Property and equipment................       728,730        626,670        720,290
          Other assets..........................       624,430        681,630        853,720
          Long-term liabilities.................    (1,083,140)    (1,266,060)    (1,213,940)
                                                   -----------    -----------    -----------
             Shareholders' equity...............   $   781,860    $   709,920    $   935,030
                                                   ===========    ===========    ===========
        Net sales...............................   $ 2,488,900    $ 2,465,070    $ 2,230,330
                                                   ===========    ===========    ===========
        Income (loss) from continuing
          operations............................   $   201,860    $  (165,200)   $   199,190
                                                   ===========    ===========    ===========
        Net income (loss) attributable to common
          shareholders..........................   $   115,570    $  (164,750)   $    75,900
                                                   ===========    ===========    ===========
        The Company's net equity in above net
          income (loss).........................   $    26,210    $   (99,480)   $    18,690
                                                   ===========    ===========    ===========
        Cash dividends received by the Company
          from affiliates.......................   $     8,440    $     6,720    $     4,940
                                                   ===========    ===========    ===========

     In December 1994, MascoTech announced and recorded a non-cash after-tax charge of $315 million in anticipation of losses associated with the planned disposition of its non-core businesses. As a result, the Company recorded its equity share of this non-cash charge.

     Equity in undistributed earnings of affiliates of $30 million at December 31, 1995, $17 million at December 31, 1994 and $85 million at December 31, 1993 are included in consolidated retained earnings.

PROPERTY AND EQUIPMENT

                                                                           (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                -------------------------
                                                                   1995           1994
                                                                ----------     ----------
        Land and improvements................................   $   61,490     $   57,350
        Buildings............................................      408,570        374,180
        Machinery and equipment..............................      872,310        768,070
                                                                ----------     ----------
                                                                 1,342,370      1,199,600
        Less accumulated depreciation........................      485,680        442,950
                                                                ----------     ----------
                                                                $  856,690     $  756,650
                                                                ==========     ==========

                               MASCO CORPORATION

ACCRUED LIABILITIES

                                                                          (IN THOUSANDS)
                                                                       AT DECEMBER 31
                                                                   ---------------------
                                                                     1995         1994
                                                                   --------     --------
        Salaries, wages and commissions.........................   $ 50,530     $ 47,310
        Insurance...............................................     40,930       29,030
        Advertising and sales promotion.........................     40,480       33,990
        Dividends payable.......................................     29,640       29,250
        Employee retirement plans...............................     28,990       18,140
        Interest................................................     28,060       25,770
        Income taxes............................................      4,100       23,690
        Other...................................................     72,200       53,810
                                                                   --------     --------
                                                                   $294,930     $260,990
                                                                   ========     ========

LONG-TERM DEBT

                                                                           (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1995          1994
                                                                 ----------    ----------
        Notes, 6.25%,  due June 15, 1995......................       --        $  200,000
        Notes, 9%,     due April 15, 1996.....................   $  250,000       250,000
        Notes, 6.625%, due September 15, 1999.................      200,000       200,000
        Notes, 9%,     due October 1, 2001....................      175,000       175,000
        Notes, 6.125%, due September 15, 2003.................      200,000       200,000
        Notes, 7.125%, due August 15, 2013....................      200,000       200,000
        Notes payable to banks................................      250,000        70,000
        Convertible subordinated debentures, 5.25%, due
          2012................................................      177,920       177,920
        Other, primarily acquisition related..................      141,870       127,890
                                                                 ----------    ----------
                                                                  1,594,790     1,600,810
        Less current portion..................................       17,690        13,650
                                                                 ----------    ----------
                                                                 $1,577,100    $1,587,160
                                                                 ==========    ==========

     At December 31, 1995, all of the outstanding notes other than notes payable to banks are nonredeemable.

     In June 1995, the Company retired the 6.25% notes due June 15, 1995 through borrowings under its bank revolving-credit agreement.

     The Company intends to either refinance the 9% notes due April 15, 1996 through borrowings under its bank revolving-credit agreement or retire these notes with proceeds anticipated from the divestiture of the home furnishings products segment.

     The 5.25% subordinated debentures due February 15, 2012 are convertible into common stock at $42.28 per share.

     The notes payable to banks relate to a $750 million revolving-credit agreement, with any outstanding balance due and payable in May 1998. Interest is payable on borrowings under this agreement based upon various floating rates as selected by the Company (approximately 6.1 percent at December 31, 1995).

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONCLUDED)

     Certain debt agreements contain limitations on additional borrowings and restrictions on cash dividend payments and common share repurchases. At December 31, 1995, the amount of retained earnings available for cash dividends and common share repurchases approximated $187 million under the most restrictive of these provisions.

     At December 31, 1995, the maturities of long-term debt during each of the next five years, assuming that the bank debt is refinanced, were approximately as follows: 1996 -- $267.7 million; 1997 -- $9.0 million; 1998 -- $19.8 million;
1999 -- $218.4 million; and 2000 -- $14.9 million.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759 million of debt and equity securities.

     Interest paid was approximately $115 million, $103 million and $104 million in 1995, 1994 and 1993, respectively. Amounts paid include interest allocated to discontinued operations.

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY

                                                                                (IN THOUSANDS)
                                                       1995           1994           1993
                                                    ----------     ----------     ----------
        Common Shares, $1 Par Value
             Balance, January 1..................   $  156,990     $  152,850     $  152,470
             Shares issued.......................        3,390          6,910            380
             Shares repurchased..................       --             (2,770)        --
                                                    ----------     ----------     ----------
             Balance, December 31................      160,380        156,990        152,850
                                                    ----------     ----------     ----------
        Paid-In Capital
             Balance, January 1..................       44,840         69,880         61,370
             Shares issued.......................       83,710         33,920          8,510
             Shares repurchased..................       --            (58,960)        --
                                                    ----------     ----------     ----------
             Balance, December 31................      128,550         44,840         69,880
                                                    ----------     ----------     ----------
        Retained Earnings
             Balance, January 1..................    1,924,740      1,805,170      1,685,010
             Retained earnings of pooled
               companies.........................       --             37,820         --
             Net income (loss)...................     (441,680)       193,700        221,100
             Cash dividends declared.............     (116,730)      (111,950)      (100,940)
                                                    ----------     ----------     ----------
             Balance, December 31................    1,366,330      1,924,740      1,805,170
                                                    ----------     ----------     ----------
        Cumulative Translation Adjustments
             Balance, December 31................          170         (8,240)       (20,400)
                                                    ----------     ----------     ----------
        Shareholders' Equity
             Balance, December 31................   $1,655,430     $2,118,330     $2,007,500
                                                    ==========     ==========     ==========

     On the basis of amounts paid (declared), cash dividends per share were $.73 ($.74) in 1995, $.69 ($.70) in 1994 and $.65 ($.66) in 1993.

     In December 1995, the Company's Board of Directors announced the approval of a Shareholder Rights Plan. The Rights are designed to enhance the Board's ability to protect shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company's shareholders. The Rights were issued to shareholders of record on December 18, 1995 and will expire on December 6, 2005.

     In 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 2.8 million common shares were repurchased in 1994 at an aggregate cost of approximately $62 million.

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS

     For the three years ended December 31, 1995, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                                    (SHARES IN THOUSANDS)
                                                         1995         1994         1993
                                                        -------      -------      -------
        Option shares outstanding, January 1.......       5,510        5,686        6,742
        Option shares granted......................         205           73          298
          Option price.............................     $27-$30      $25-$40      $27-$37
        Option shares exercised....................         196          224        1,210
          Option price.............................     $11-$25      $15-$32       $2-$30
        Option shares cancelled....................          63           25          144
          Option price.............................     $21-$38      $21-$30       $2-$21
        Option shares outstanding, December 31.....       5,456        5,510        5,686
          Option price.............................     $16-$40      $11-$40      $10-$37
        Option shares exercisable, December 31.....       2,916        2,445        1,457

     Pursuant to restricted stock incentive award plans, the Company granted long-term incentive awards, net, for 1,250,000, 598,000 and 100,000 shares of Company Common Stock during 1995, 1994 and 1993, respectively, to key employees of the Company and affiliated companies. Long-term incentive awards granted in 1995 include special awards to key employees for performance achievements in the prior year. The unamortized costs of unvested awards under these plans, aggregating approximately $77.6 million at December 31, 1995, are being amortized over the ten-year vesting periods.

     At December 31, 1995, a combined total of 10,563,000 shares of Company Common Stock was available for the granting of stock options and incentive awards under the above plans.

     Pursuant to the 1984 Restricted Stock (MascoTech) Incentive Plan, the Company may award to key employees of the Company and affiliated companies, shares of common stock of MascoTech, Inc. held by the Company. No such awards were granted in 1995, 1994 or 1993. At December 31, 1995, there were 4,695,000 of such shares available for granting future awards under this plan.

     The data in this note include discontinued operations.

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit pension plans and defined-contribution plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the Company's pension and profit-sharing plans were $31.1 million in 1995, $23.3 million in 1994 and $19.2 million in 1993. Data in this note include discontinued operations.

     Net periodic pension cost for the Company's pension plans includes the following components:

                                                                           (IN THOUSANDS)
                                                           1995        1994        1993
                                                         --------    --------    --------
         Service cost.................................   $ 12,150    $ 13,690    $ 11,800
         Interest cost................................     22,110      20,060      17,240
         Actual return on assets......................    (28,090)      8,650     (28,940)
         Net amortization and deferral................      7,170     (35,740)      6,100
                                                         --------    --------    --------
         Net periodic pension cost....................   $ 13,340    $  6,660    $  6,200
                                                         ========    ========    ========

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)

     Major assumptions used in accounting for the Company's pension plans are as follows:

                                                                1995     1994      1993
                                                               ------    -----    ------
         Discount rate for obligations......................    7.25%     8.5%     7.25%
         Rate of increase in compensation levels............    5.0 %     5.0%     5.0 %
         Expected long-term rate of return on plan assets...   11.0 %    13.0%    13.0 %

     The funded status of the Company's pension plans is summarized as follows, in thousands, at December 31:

                                                    1995                        1994
                                          -------------------------   -------------------------
                                            ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                            EXCEED       BENEFITS       EXCEED       BENEFITS
                                          ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                           BENEFITS       ASSETS       BENEFITS       ASSETS
                                          -----------   -----------   -----------   -----------
         Actuarial present value of
           benefit obligations:
              Vested benefit
                obligation..............   $  87,960     $ 172,910     $ 147,110     $  46,840
                                          ==========    ==========    ==========    ==========
              Accumulated benefit
                obligation..............   $  90,840     $ 179,930     $ 151,710     $  56,010
                                          ==========    ==========    ==========    ==========
              Projected benefit
                obligation..............   $ 115,100     $ 216,600     $ 190,120     $  64,210
         Assets at fair value...........      91,720       133,050       170,130        35,250
                                          ----------    ----------    ----------    ----------
           Projected benefit obligation
              in excess of plan
              assets....................     (23,380)      (83,550)      (19,990)      (28,960)
         Reconciling items:
           Unrecognized net loss........      29,400        46,080        21,510         5,240
           Unrecognized prior service
              cost......................        (900)       22,110         7,740        10,030
           Unrecognized net (asset)
              obligation at
              transition................      (4,580)       (5,510)      (12,340)        6,640
           Requirement to recognize
              minimum liability.........      --           (26,010)       --           (14,360)
                                          ----------    ----------    ----------    ----------
         (Accrued)/prepaid pension
           cost.........................   $     540     $ (46,880)    $  (3,080)    $ (21,410)
                                          ==========    ==========    ==========    ==========

     The funded status of the Company's pension plans at December 31, 1995 and 1994 includes assets and accumulated benefits of pension plans of discontinued operations. These plans had assets and accumulated benefits of $135 million and $150 million, respectively, as of December 31, 1995, and assets and accumulated benefits of $124 million and $120 million, respectively, as of December 31, 1994. Net periodic pension cost for these plans was $5.1 million in 1995 and $1.6 million in both 1994 and 1993.

     The Company sponsors certain postretirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1995, the aggregate present value of the accumulated postretirement benefit obligation approximated $6.7 million pre-tax and is being amortized over the remaining 18 years.

                               MASCO CORPORATION

GEOGRAPHIC INFORMATION

     The Company is engaged principally in the manufacture, installation and sale of home improvement and building products including:

        Faucets; plumbing fittings; kitchen and bath cabinets; shower tubs, whirlpools and spas; bath accessories; kitchen appliances; builders' hardware; venting and ventilating equipment; insulation; and water pumps.

     These products are sold for the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets to consumers and contractors.

     Corporate assets consisted primarily of real property and other investments.

     Pursuant to a corporate services agreement to provide MascoTech, Inc. with certain corporate staff and administrative services, the Company charges a fee approximating .8 percent of MascoTech net sales. This fee approximated $9 million in 1995 and $11 million in both 1994 and 1993 and is included as a reduction of general corporate expense.

     The following table presents information about the Company by geographic area:

                                                                                                                   (IN THOUSANDS)
                                 NET SALES(1)                      OPERATING PROFIT                 ASSETS AT DECEMBER 31
                     ------------------------------------   ------------------------------   ------------------------------------
                        1995         1994         1993        1995       1994       1993        1995         1994         1993
                     ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
The Company's
  operations by
  geographic area
  were:
    United
      States.......  $2,309,000   $2,106,000   $1,799,000   $400,000   $427,000   $348,000   $1,525,000   $1,312,000   $1,147,000
    European
      Union........     486,000      336,000      310,000     86,000     74,000     64,000      413,000      352,000      197,000
    Other foreign
      countries....     132,000      141,000      134,000      7,000     10,000      8,000       98,000       88,000       75,000
                     ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
        Total......  $2,927,000   $2,583,000   $2,243,000    493,000    511,000    420,000    2,036,000    1,752,000    1,419,000
                     ==========   ==========   ==========
Other (income)
  expense, net.....                                           51,000    138,000     (3,000)
General corporate
  expense, net.....                                           90,000     80,000     74,000
                                                            --------   --------   --------
Income from
  continuing
  operations before
  income
  taxes(2).........                                         $352,000   $293,000   $349,000
                                                            ========   ========   ========
Equity and other
  investments in
  affiliates.......                                                                             265,000      242,000      347,000
Corporate assets...                                                                             425,000      454,000      493,000
Discontinued
  operations.......                                                                           1,053,000    1,729,000    1,606,000
                                                                                             ----------   ----------   ----------
        Total
          assets...                                                                          $3,779,000   $4,177,000   $3,865,000
                                                                                             ==========   ==========   ==========

(1) Included in net sales in 1995, 1994 and 1993 are export sales from the U.S. of $40.9 million, $45.5 million and $36.1 million, respectively.

(2) Income from continuing operations before income taxes and net income pertaining to continuing foreign operations for 1995, 1994 and 1993 were $96 million and $52 million, $94 million and $56 million, and $79 million and $43 million, respectively.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                             (IN THOUSANDS)
                                                            1995        1994         1993
                                                          --------    ---------    --------
        Re: MascoTech, Inc.:
          Equity earnings (loss).......................   $ 18,200    $(106,110)   $ 13,160
                                                          --------    ---------    --------
          Interest and dividend income.................      --          --          16,220
                                                          --------    ---------    --------
          Gain from redemption of preferred stock......      --          --          28,300
                                                          --------    ---------    --------
        Equity earnings, other affiliates..............      8,010        6,630       5,530
                                                          --------    ---------    --------
        Other, net:
          Income from cash and marketable securities...      3,700        2,150       3,110
          Other interest income........................      4,500        4,950       7,160
          Other items..................................    (11,160)      15,990      (5,730)
                                                          --------    ---------    --------
                                                            (2,960)      23,090       4,540
                                                          --------    ---------    --------
        Interest expense...............................    (73,800)     (61,530)    (64,780)
                                                          --------    ---------    --------
                                                          $(50,550)   $(137,920)   $  2,970
                                                          ========    =========    ========

     Interest expense is presented net of interest expense allocated to discontinued operations of $44.0 million, $43.2 million and $41.0 million in 1995, 1994 and 1993, respectively.

     Equity earnings from MascoTech for 1994 were $32 million, prior to the Company's pre-tax equity share of MascoTech's non-cash 1994 fourth quarter charge.

     Other items in 1995 include a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset primarily by charges for product line disposals.

                               MASCO CORPORATION

INCOME TAXES

                                                                             (IN THOUSANDS)
                                                             1995        1994        1993
                                                           --------    --------    --------
        Income from continuing operations before income
          taxes:
             Domestic...................................   $256,190    $199,000    $270,550
             Foreign....................................     95,600      93,830      78,640
                                                           --------    --------    --------
                                                           $351,790    $292,830    $349,190
                                                           ========    ========    ========
        Provision for income taxes:
          Currently payable:
             Federal....................................   $ 84,230    $106,550    $ 89,070
             State and local............................     14,740      13,950       9,580
             Foreign....................................     34,530      31,550      39,040
          Deferred:
             Federal....................................      9,300     (38,510)       (780)
             Foreign....................................      8,940       6,580      (2,930)
                                                           --------    --------    --------
                                                           $151,740    $120,120    $133,980
                                                           ========    ========    ========
        Deferred tax assets at December 31:
          Intangibles...................................   $ 29,340    $ 31,810
          Inventories...................................      8,910      11,540
          Accrued liabilities...........................     40,430      21,990
          Other, principally equity investments.........     50,000      57,770
                                                           --------    --------
                                                            128,680     123,110
                                                           --------    --------
        Deferred tax liabilities at December 31:
          Property and equipment........................    102,550      88,270
          Other.........................................     25,860      16,330
                                                           --------    --------
                                                            128,410     104,600
                                                           --------    --------
             Net deferred tax asset at December 31......   $    270    $ 18,510
                                                           ========    ========

     Net deferred tax asset at December 31, 1995 and 1994 consists of net short-term deferred tax assets of $44.3 million and $28.2 million, respectively, and net long-term deferred tax liabilities of $44.0 million and $9.7 million, respectively.

     A potential deferred tax asset of approximately $230 million from the anticipated loss on disposition of the Company's home furnishings products segment was not recorded due to the likelihood that such loss will be capital in nature and that the Company is unable to quantify the portion of such capital loss benefit which may ultimately be realizable.

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)
     The following is a reconciliation of the U.S. federal statutory rate to the effective tax rate allocated to income from continuing operations before income tax:

                                                                  1995     1994     1993
                                                                  ----     ----     ----
        U.S. federal statutory rate...........................    35%      35%      35%
        State and local taxes, net of federal tax benefit.....      3        3        1
        Higher taxes on foreign earnings......................      5        4        3
        Dividends-received deduction..........................    --       (2)      (1)
        Amortization in excess of tax.........................      1        1        1
        Other, net............................................    (1)      --       (1)
                                                                  ----     ----     ----
          Effective tax rate on income from continuing
             operations.......................................    43%      41%      38%
                                                                  ====     ====     ====

     Income taxes paid were approximately $170 million, $175 million and $135 million in 1995, 1994 and 1993, respectively. Amounts paid include taxes on discontinued operations.

     Earnings of foreign subsidiaries generally become taxable upon the remittance of dividends and under certain other circumstances. Provision has not been made for U.S. or additional foreign taxes on approximately $81 million of remaining undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such earnings.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

     The following presents the combined financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. The December 31, 1994 balance sheet and statements of operations and cash flows for 1994 and 1993 have been reclassified to present the Company's home furnishings products segment as discontinued operations. Intercompany transactions have been eliminated. Amounts, except earnings per share, are in thousands.

                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                    1995          1994
                                                                 ----------    ----------
        COMBINED BALANCE SHEET
        Assets
        Current assets:
          Cash and cash investments...........................   $  169,240    $  206,150
          Marketable securities...............................        4,120        72,020
          Receivables.........................................      727,300       647,360
          Prepaid expenses....................................       52,160        74,990
          Deferred income taxes...............................       95,650        52,000
          Net current assets of businesses held for
             disposition......................................       62,410       146,690
          Inventories:
             Raw material.....................................      230,290       229,670
             Finished goods...................................      198,680       187,100
             Work in process..................................      142,700       124,750
                                                                 ----------    ----------
                                                                    571,670       541,520
                                                                 ----------    ----------
               Total current assets...........................    1,682,550     1,740,730
        Equity investments in affiliates......................      199,330       149,220
        Property and equipment................................    1,496,840     1,304,360
        Excess of cost over acquired net assets...............      618,190       548,550
        Net non-current assets of businesses held for
          disposition.........................................      104,510       232,370
        Net assets of discontinued operations.................    1,052,670     1,728,960
        Other assets..........................................      390,300       366,820
                                                                 ----------    ----------
               Total assets...................................   $5,544,390    $6,071,010
                                                                 ==========    ==========
        Liabilities and Shareholders' Equity
        Current liabilities:
          Notes payable.......................................   $   31,050    $   42,610
          Accounts payable....................................      249,330       244,000
          Accrued liabilities.................................      406,570       366,560
                                                                 ----------    ----------
               Total current liabilities......................      686,950       653,170
        Long-term debt........................................    2,466,210     2,694,000
        Deferred income taxes and other.......................      271,030       184,580
        Other interests in combined affiliates................      464,770       420,930
                                                                 ----------    ----------
               Total liabilities..............................    3,888,960     3,952,680
        Equity of shareholders of Masco Corporation...........    1,655,430     2,118,330
                                                                 ----------    ----------
               Total liabilities and shareholders' equity.....   $5,544,390    $6,071,010
                                                                 ==========    ==========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                            YEARS ENDED DECEMBER 31
                                                   -----------------------------------------
                                                      1995           1994           1993
                                                   -----------    -----------    -----------
        COMBINED STATEMENT OF OPERATIONS
        Net sales...............................   $ 5,141,160    $ 4,807,560    $ 4,258,330
        Cost of sales...........................    (3,598,140)    (3,307,870)    (2,924,090)
        Selling, general and administrative
          expenses..............................      (938,480)      (855,390)      (772,280)
        Gains (charge) on disposition of
          businesses, net.......................         5,290       (400,000)       --
                                                   -----------    -----------    -----------
               Operating profit.................       609,830        244,300        561,960
                                                   -----------    -----------    -----------
        Other income (expense), net:
          Interest expense......................      (137,230)      (124,290)      (148,570)
          Other, net............................        26,990         81,070         48,520
                                                   -----------    -----------    -----------
                                                      (110,240)       (43,220)      (100,050)
                                                   -----------    -----------    -----------
               Income from continuing operations
                  before income taxes and other
                  interests.....................       499,590        201,080        461,910
        Income taxes............................       230,850        118,230        201,410
        Other interests in combined
          affiliates............................        68,690        (89,860)        45,290
                                                   -----------    -----------    -----------
               Income from continuing
                  operations....................       200,050        172,710        215,210
                                                   -----------    -----------    -----------
        Discontinued operations (net of income
          taxes):
          Income from operations of discontinued
             segment............................         8,270         20,990          5,890
          Loss on disposition, net..............      (650,000)       --             --
                                                   -----------    -----------    -----------
               Net income (loss)................   $  (441,680)   $   193,700    $   221,100
                                                   ===========    ===========    ===========
        Earnings (loss) per share:
          Continuing operations.................        $ 1.25          $1.09          $1.41
          Discontinued operations:
             Income from operations of
               discontinued segment.............           .05            .13            .04
             Loss on disposition, net...........         (4.07)            --             --
                                                        ------          -----          -----
               Earnings (loss) per share........        $(2.77)         $1.22          $1.45
                                                        ======          =====          =====

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                                             YEARS ENDED DECEMBER 31
                                                      -------------------------------------
                                                        1995         1994          1993
                                                      ---------    ---------    -----------
        COMBINED STATEMENT OF CASH FLOWS
        Cash Flows From (For) Operating Activities:
          Income from continuing operations........   $ 200,050    $ 172,710    $   215,210
          Depreciation and amortization............     158,640      161,170        149,730
          Equity earnings, net of dividends........      (5,860)      (6,850)        (4,790)
          Gain from change in investment...........      (5,100)      --             (9,490)
          Deferred income taxes and other..........      75,130      (96,480)        12,380
          (Gains) charge on disposition of
             businesses, net.......................      (5,290)     400,000        --
          Other interests in net income (loss) of
             combined affiliates, net..............      68,690      (89,860)        45,290
                                                      ---------    ---------    -----------
               Total from earnings.................     486,260      540,690        408,330
          (Increase) in receivables................     (83,240)     (70,970)       (30,830)
          (Increase) in inventories................     (15,250)     (66,150)        (9,530)
          Increase in accounts payable and accrued
             liabilities, net......................      28,640       72,220         29,060
          Discontinued operations, net.............      62,560        5,790         (6,610)
                                                      ---------    ---------    -----------
               Net cash from operating
                  activities.......................     478,970      481,580        390,420
                                                      ---------    ---------    -----------
        Cash Flows From (For) Investing Activities:
          Capital expenditures.....................    (284,350)    (261,320)      (181,840)
          Acquisitions, net of cash acquired.......     (23,850)    (126,830)       --
          Proceeds from the sale of Formica
             investment............................      74,470       --            --
          Currency translation adjustments.........       8,420       12,150        (14,120)
          Proceeds from sale of subsidiaries.......     122,190       41,220         33,170
          Net assets of businesses held for
             disposition...........................      (4,030)      --            --
          Other, net...............................      45,550      (71,090)        56,670
          Discontinued operations, net.............     (38,290)     (78,290)       (85,690)
                                                      ---------    ---------    -----------
               Net cash (for) investing
                  activities.......................     (99,890)    (484,160)      (191,810)
                                                      ---------    ---------    -----------
        Cash Flows From (For) Financing Activities:
          Increase in debt.........................     577,290      659,680        862,550
          Payment of debt..........................    (855,250)    (406,800)    (1,020,020)
          Issuance of preferred stock..............          --       --            209,520
          Repurchase of common stock...............     (13,130)    (115,860)       --
          Cash dividends paid......................    (137,380)    (128,150)      (106,360)
          Discontinued operations, net.............      12,480      (48,250)       (67,130)
                                                      ---------    ---------    -----------
               Net cash (for) financing
                  activities.......................    (415,990)     (39,380)      (121,440)
                                                      ---------    ---------    -----------
        Cash and Cash Investments:
          Increase (decrease) for the year.........     (36,910)     (41,960)        77,170
          At January 1.............................     206,150      248,110        170,940
                                                      ---------    ---------    -----------
          At December 31...........................   $ 169,240    $ 206,150    $   248,110
                                                      =========    =========     ==========

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                             QUARTERS ENDED
                                           ---------------------------------------------------
                                           DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                                           -----------    ------------    --------    --------
         1995:
         Net sales......................    $ 754,000       $738,000      $714,000    $721,000
         Gross profit...................    $ 256,950       $276,670      $264,880    $282,170
         Income from continuing
           operations:
              Income....................    $  10,650       $ 62,070      $ 57,410    $ 69,920
              Income per share..........         $.06           $.39          $.36        $.44
         Net income (loss):
              Income (loss).............    $(646,580)      $ 67,100      $ 63,400    $ 74,400
              Income (loss) per share...       $(4.06)          $.42          $.40        $.47
         1994:
         Net sales......................    $ 644,000       $671,000      $647,000    $621,000
         Gross profit...................    $ 250,200       $264,870      $248,100    $245,730
         Income (loss) from continuing
           operations:
              Income (loss).............    $ (15,870)      $ 64,190      $ 63,610    $ 60,780
              Income (loss) per share...        $(.10)          $.40          $.40        $.39
         Net income (loss):
              Income (loss).............    $ (13,800)      $ 72,100      $ 70,100    $ 65,300
              Income (loss) per share...        $(.09)          $.45          $.44        $.42

     Fourth quarter 1995 net loss and loss per share reflect the Company's $650 million non-cash pre-tax and after-tax charge for the disposition of its home furnishings products segment.

     Quarterly net sales and gross profit amounts for 1995 and 1994 exclude net sales and gross profit of the Company's home furnishings products segment, which the Company classified as discontinued operations during the fourth quarter of 1995. Net sales and gross profit of the Company's home furnishings products segment for the 1995 quarters ended March 31, June 30, September 30 and December 31 were $505 million and $128.4 million, $494 million and $121.2 million, $497 million and $115.5 million and $518 million and $123.8 million, respectively. Net sales and gross profit of the Company's home furnishings products segment for the 1994 quarters ended March 31, June 30, September 30 and December 31 were $429 million and $106.3 million, $473 million and $118.4 million, $479 million and $117.8 million and $504 million and $114.8 million, respectively.

     Fourth quarter 1994 loss from continuing operations and net loss and their respective per share amounts reflect the Company's equity share of MascoTech's non-cash fourth quarter charge associated with the planned disposition of its non-core businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, consist of the following:

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations

                    Consolidated Statement of Cash Flows

                    Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                II. Valuation and Qualifying Accounts

           (ii) (A) MascoTech, Inc. and Subsidiaries Consolidated Financial Statements appended hereto, as required at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, consist of the following:

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations

                    Consolidated Statement of Cash Flows

                    Notes to Consolidated Financial Statements

           (ii) (B) MascoTech, Inc. and Subsidiaries Financial Statement Schedule appended hereto, as required for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                    II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i Restated Certificate of Incorporation of Masco Corporation and amendments thereto.

            3.ii    Bylaws of Masco Corporation, as amended.(4)

            4.a.i Indenture dated as of December 1, 1982 between Masco Corporation and Morgan Guaranty Trust Company of New York, as Trustee(8), and Directors' resolutions establishing Masco
                    Corporation's: (i) 9% Notes Due April 15, 1996(6), (ii) 9% Notes Due October 1, 2001(8), (iii) 6 1/4% Notes Due June 15, 1995(6), (iv) 6 5/8% Notes Due September 15, 1999(6),
                    6 1/8% Notes Due September 15, 2003(5), and (vi) 7 1/8%
                    Debentures Due August 15, 2013.(5)

            4.a.ii Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago.(3)

            4.a.iii Supplemental Indenture dated as of July 26, 1994 between
                    Masco Corporation and The First National Bank of Chicago.(3)

            4.b Indenture dated as of December 1, 1982 between Masco Corporation and Citibank, N.A., as Trustee, and Directors' resolutions establishing Masco Corporation's 5 1/4% Convertible Subordinated Debentures Due 2012, including form of Debenture.(8)

            4.c $750,000,000 Amended and Restated Credit Agreement dated as of May 18, 1994 among Masco Corporation, the banks signatory thereto and Morgan Guaranty Trust Company of New York, as agent(3), Amendment No. 1 thereto dated as of June 1, 1995(1), Amendment No. 2 thereto dated as of November 30, 1995 and Amendment No. 3 thereto dated as of January 31, 1996.

            4.d Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of New York, as Trustee, and Directors' resolutions establishing Masco Industries, Inc.'s 4 1/2% Convertible Subordinated Debentures Due 2003(4), Agreement of Appointment and Acceptance of Successor Trustee dated as of August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of New York and The First National Bank of Chicago and Supplemental Indenture dated as of August 5, 1994 among MascoTech, Inc. and The First National Bank of Chicago.(2)

            4.e Credit Agreement dated as of September 2, 1993 by and among MascoTech, Inc., the banks party thereto, and NBD Bank, N.A. (now known as NBD Bank), as Agent, and Comerica Bank, The Bank of New York, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and NationsBank of North Carolina, N.A., as Co-Agents(4), First Amendment thereto dated June 29, 1994(2), Second Amendment thereto dated December 21, 1994 and Third Amendment thereto dated as of September 28, 1995.

            4.f Rights Agreement dated as of December 6, 1995 between Masco Corporation and The Bank of New York, as Rights Agent.

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

           10.a Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).

           10.b Corporate Services Agreement dated as of January 1, 1987 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(6)

           10.c Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).

           10.d Stock Repurchase Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.) and related forfeiture letter dated September 20, 1985, Amendment to Stock Repurchase Agreement dated as of December 20, 1990(8) and Agreement dated as of November 23, 1993 including an amendment to Stock Repurchase Agreement.(4)

           NOTE: Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

           10.e Masco Corporation 1991 Long-Term Stock Incentive Plan (Restated December 6, 1995).

           10.f Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December 6, 1995).

           10.g Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).

           10.h Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan (Restated December 6, 1995).

           10.i Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).

           10.j Masco Corporation Restricted Stock Incentive Plan (Restated December 6, 1995).

           10.k MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated December 6, 1995).

           10.l MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December 6, 1995).

           10.m    MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
                   1995).

           10.n Masco Corporation Supplemental Executive Retirement and Disability Plan.(2)

           10.o    Masco Corporation Benefits Restoration Plan.(2)

           10.p Form of Agreement dated June 29, 1989 between Masco Corporation and certain of its officers.(4)

           10.q Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 between Masco Corporation and MascoTech, Inc., including form of Note.(4)

           10.r Registration Agreement dated as of March 31, 1993 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(4)

           10.s Stock Purchase Agreement between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991 (regarding Masco Capital Corporation).(8)

           11      Computation of Primary and Fully Diluted Per Share Earnings.

           12      Computation of Ratio of Earnings to Fixed Charges.

           21      List of Subsidiaries.

           23.a Consent of Coopers & Lybrand L.L.P. relating to Masco Corporation's Financial Statements and Financial Statement Schedule.

           23.b Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s Financial Statements and Financial Statement Schedule.

           27      Financial Data Schedule.
---------------
     (1) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

     (3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

     (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     (6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

     (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

     (8) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

         THE COMPANY WILL FURNISH ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (B) REPORTS ON FORM 8-K.

         The following Current Reports on Form 8-K were filed by Masco Corporation during the quarters ended December 31, 1995 and March 31, 1996:

        1. Current Report on Form 8-K dated November 22, 1995 reporting under
           Item 5. "Other Events" the Company's agreement to sell its home furnishings group.

        2. Current Report on Form 8-K dated December 21, 1995 reporting under
           Item 5. "Other Events" the Company's declaration of a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to holders of record as of the close of business on December 18, 1995.

        3. Current Report on Form 8-K dated January 4, 1996 reporting under
           Item 5. "Other Events" the termination of Morgan Stanley Capital Partners' participation in the purchase of the Company's home furnishings group.

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

March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    PRINCIPAL EXECUTIVE OFFICER:

      /s/ RICHARD A. MANOOGIAN           Chairman of the Board
-------------------------------------      and Chief Executive Officer
        RICHARD A. MANOOGIAN

    PRINCIPAL FINANCIAL OFFICER:

      /s/ RICHARD G. MOSTELLER           Senior Vice President -- Finance
-------------------------------------
        RICHARD G. MOSTELLER

    PRINCIPAL ACCOUNTING OFFICER:

       /s/ ROBERT B. ROSOWSKI            Vice President -- Controller
-------------------------------------
         ROBERT B. ROSOWSKI

          /s/ WAYNE B. LYON              President and Director                   March 28, 1996
-------------------------------------
            WAYNE B. LYON

         /s/ LILLIAN BAUDER              Director
-------------------------------------
           LILLIAN BAUDER

         /s/ ERWIN L. KONING             Director
-------------------------------------
           ERWIN L. KONING

         /s/ JOHN A. MORGAN              Director
-------------------------------------
           JOHN A. MORGAN

          /s/ ARMAN SIMONE               Director
-------------------------------------
            ARMAN SIMONE

         /s/ PETER W. STROH              Director
-------------------------------------
           PETER W. STROH

                               MASCO CORPORATION

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedules, as required, for the years ended December 31, 1995, 1994 and 1993:

                                                                                        PAGE
                                                                                        -----
II. Valuation and Qualifying Accounts................................................     F-2
MascoTech, Inc. and Subsidiaries Consolidated Financial Statements and
    Financial Statement Schedule.....................................................     F-3

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




           COLUMN A                COLUMN B               COLUMN C              COLUMN D       COLUMN E
-------------------------------   -----------    --------------------------    -----------    -----------
                                                         ADDITIONS
                                                 --------------------------
                                                                  CHARGED
                                  BALANCE AT       CHARGED       (CREDITED)                   BALANCE AT
                                   BEGINNING       TO COSTS       TO OTHER                      END OF
          DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
-------------------------------   -----------    ------------    ----------    -----------    -----------
                                                                    (A)            (B)
Allowance for doubtful
  accounts, deducted from
  accounts receivable in the
  balance sheet:
       1995....................   $12,050,000     $6,450,000     $   80,000    $(2,320,000)   $16,260,000
                                  ===========     ==========     ==========    ===========    ===========
       1994....................   $ 9,010,000     $4,380,000     $1,230,000    $(2,570,000)   $12,050,000
                                  ===========     ==========     ==========    ===========    ===========
       1993....................   $ 8,700,000     $5,810,000     $ (280,000)   $(5,220,000)   $ 9,010,000
                                  ===========     ==========     ==========    ===========    ===========

NOTES:

  (A) Allowance of companies acquired and companies disposed of, net.

  (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1995, and the financial statement schedule as listed in Item 14(a)(2)(ii) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 23, 1996

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994



                             ASSETS                                   1995              1994
                                                                 --------------    --------------
Current assets:
  Cash and cash investments...................................   $   16,380,000    $   61,950,000
  Marketable securities.......................................        4,120,000        62,110,000
  Receivables.................................................      216,490,000       171,870,000
  Inventories.................................................       94,420,000        91,950,000
  Deferred and refundable income taxes........................       51,300,000        23,800,000
  Prepaid expenses and other assets...........................       21,630,000        39,800,000
  Net current assets of businesses held for disposition.......       62,410,000       146,690,000
                                                                 --------------    --------------
       Total current assets...................................      466,750,000       598,170,000
Equity and other investments in affiliates....................      237,530,000       173,230,000
Property and equipment, net...................................      466,450,000       379,330,000
Excess of cost over net assets of acquired companies..........      115,750,000        93,820,000
Notes receivable and other assets.............................       47,780,000        53,770,000
Net non-current assets of businesses held for disposition.....      104,510,000       232,370,000
                                                                 --------------    --------------
       Total assets...........................................   $1,438,770,000    $1,530,690,000
                                                                 ==============    ==============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $   99,710,000    $  111,860,000
  Accrued liabilities.........................................       82,400,000        72,090,000
  Current portion of long-term debt...........................        5,150,000         3,670,000
                                                                 --------------    --------------
       Total current liabilities..............................      187,260,000       187,620,000
Long-term debt................................................      701,910,000       868,240,000
Deferred income taxes and other long-term liabilities.........      134,420,000        93,690,000
                                                                 --------------    --------------
       Total liabilities......................................    1,023,590,000     1,149,550,000
                                                                 --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25 million;
     Outstanding: 10.8 million (liquidation value --
     $216 million)............................................       10,800,000        10,800,000
  Common stock, $1 par: Authorized: 250 million; Outstanding:
     55.5 million and 56.6 million............................       55,520,000        56,610,000
  Paid-in capital.............................................      307,910,000       318,960,000
  Retained earnings (deficit).................................       32,380,000        (7,590,000)
  Cumulative translation adjustments..........................        8,570,000         2,360,000
                                                                 --------------    --------------
       Total shareholders' equity.............................      415,180,000       381,140,000
                                                                 --------------    --------------
       Total liabilities and shareholders' equity.............   $1,438,770,000    $1,530,690,000
                                                                 ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995               1994               1993
                                               ---------------    ---------------    ---------------
Net sales...................................   $ 1,678,210,000    $ 1,702,260,000    $ 1,582,880,000
Cost of sales...............................    (1,397,880,000)    (1,385,430,000)    (1,257,480,000)
                                               ---------------     --------------    ---------------
     Gross profit...........................       280,330,000        316,830,000        325,400,000
Selling, general and administrative
  expenses..................................      (176,810,000)      (194,680,000)      (179,680,000)
Gains (charge) on disposition of businesses,
  net.......................................         5,290,000       (400,000,000)         --
                                               ---------------     --------------    ---------------
     Operating profit (loss)................       108,810,000       (277,850,000)       145,720,000
                                               ---------------    ---------------    ---------------
Other income (expense), net:
  Interest expense..........................       (49,900,000)       (49,830,000)       (81,360,000)
  Equity and interest income from
     affiliates.............................        31,420,000         29,810,000         21,000,000
  Gain from change in investment of an
     equity affiliate.......................         5,100,000          --                 9,490,000
  Other, net................................         4,850,000         33,380,000         26,330,000
                                               ---------------    ---------------    ---------------
                                                    (8,530,000)        13,360,000        (24,540,000)
                                               ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before income taxes
       (credit) and extraordinary item......       100,280,000       (264,490,000)       121,180,000
Income taxes (credit).......................        41,090,000        (30,070,000)        50,290,000
                                               ---------------    ---------------    ---------------
     Income (loss) from continuing
       operations before extraordinary
       item.................................        59,190,000       (234,420,000)        70,890,000
Discontinued energy operations (net of
  income taxes):
     Income from operations of discontinued
       energy segment.......................         --                 --                 2,630,000
     Gain (loss) on disposition.............         --                11,700,000        (22,270,000)
                                               ---------------    ---------------    ---------------
     Income (loss) before extraordinary
       item.................................        59,190,000       (222,720,000)        51,250,000
Extraordinary income (loss) (net of
  income taxes).............................         --                 2,600,000         (3,650,000)
                                               ---------------    ---------------    ---------------
     Net income (loss)......................   $    59,190,000    $  (220,120,000)   $    47,600,000
                                               ===============    ===============    ===============
Preferred stock dividends...................   $    12,960,000    $    12,960,000    $    14,930,000
                                               ===============    ===============    ===============
     Earnings (loss) attributable to
       common stock.........................   $    46,230,000    $  (233,080,000)   $    32,670,000
                                               ===============    ===============    ===============

                                                                                           1993
                                                                                    ------------------
                                                                                              ASSUMING
                                                   1995               1994                      FULL
                                                  PRIMARY            PRIMARY        PRIMARY   DILUTION
                                              ---------------    ---------------    -------   --------
Earnings (loss) per common and
  common equivalent share:
     Continuing operations.................        $.81              $(4.20)         $ .97      $.91
     Discontinued energy operations:
       Income from operations of
          discontinued
          energy segment...................         --                 --              .05       .04
       Gain (loss) on disposition..........         --                 .20            (.39)     *
                                                   ----              ------         ------    ------
     Income (loss) before extraordinary
       item................................         .81              (4.00)            .63       .63
     Extraordinary income (loss)...........         --                 .04            (.06)     *
                                                   ----              ------         ------    ------
     Earnings (loss) attributable to common
       stock...............................        $.81              $(3.96)         $ .57      $.57
                                                   ====              ======         ======    ======

* Anti-dilutive

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995             1994             1993
                                                   -------------    -------------    -------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income (loss).............................   $  59,190,000    $(220,120,000)   $  47,600,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities,
   excluding reclassification of businesses held
   for disposition:
     (Gains) charge on disposition of
       businesses, net..........................      (5,290,000)     400,000,000         --
     Gain from change in investment of an equity
       affiliate................................      (5,100,000)        --             (9,490,000)
     Gains from sales of TriMas common stock....        --            (17,900,000)        --
     Depreciation and amortization..............      47,070,000       66,760,000       59,810,000
     Equity earnings, net of dividends..........     (23,360,000)     (23,720,000)     (12,000,000)
     Increase (decrease) in deferred taxes......      51,330,000      (67,760,000)      15,590,000
     Decrease (increase) in marketable
       securities, net..........................      57,990,000      (34,320,000)       2,980,000
     (Increase) in receivables..................     (21,910,000)     (37,940,000)      (5,900,000)
     Decrease (increase) in inventories.........       4,650,000      (23,390,000)      (2,990,000)
     (Increase) in prepaid expenses and other
       current assets...........................      (1,900,000)     (32,860,000)     (11,650,000)
     (Decrease) increase in accounts payable and
       accrued liabilities......................      (9,070,000)      65,330,000       (5,900,000)
     Other, net, including extraordinary item...       2,390,000       (6,000,000)       8,180,000
     Net assets of businesses held for
       disposition, net.........................       2,190,000      (30,410,000)      16,700,000
                                                   -------------    -------------    -------------
       Net cash from operating activities.......     158,180,000       37,670,000      102,930,000
                                                   -------------    -------------    -------------
 FINANCING ACTIVITIES:
  Issuance of convertible debt..................        --            337,240,000         --
  Increase in other debt........................      79,460,000       82,730,000         --
  Payment or repurchase of other debt...........    (253,770,000)    (349,230,000)    (150,020,000)
  Issuance of preferred stock...................        --               --            209,520,000
  Retirement of Company Common Stock............     (13,130,000)     (54,130,000)        --
  Retirement of preferred stock.................        --               --           (100,000,000)
  Payment of dividends..........................     (21,000,000)     (18,980,000)     (16,020,000)
  Other, net....................................      (2,250,000)      (5,010,000)       3,770,000
                                                   -------------    -------------    -------------
       Net cash used for financing activities...    (210,690,000)      (7,380,000)     (52,750,000)
                                                   -------------    -------------    -------------
 INVESTING ACTIVITIES:
  Cash received from sales of TriMas
     securities.................................        --             18,180,000         --
  Cash paid Masco Corporation...................        --               --            (87,500,000)
  Cash received from sale of businesses.........     122,190,000       41,220,000       93,450,000
  Acquisition of businesses.....................     (23,850,000)        --               --
  Capital expenditures..........................     (95,800,000)    (115,220,000)     (59,540,000)
  Receipt of cash from notes receivable.........       6,570,000       14,640,000       14,000,000
  Other, net....................................       1,860,000      (10,360,000)      (3,390,000)
  Net assets of businesses held for disposition,
     net........................................      (4,030,000)        --               --
                                                   -------------    -------------    -------------
       Net cash from (used for) investing
          activities............................       6,940,000      (51,540,000)     (42,980,000)
                                                   -------------    -------------    -------------
CASH AND CASH INVESTMENTS:
  (Decrease) increase for the year..............     (45,570,000)     (21,250,000)       7,200,000
  At January 1..................................      61,950,000       83,200,000       76,000,000
                                                   -------------    -------------    -------------
       At December 31...........................   $  16,380,000    $  61,950,000    $  83,200,000
                                                   =============    =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting; ownership less than 20 percent is accounted for on the cost basis unless the Company exercises significant influence over the investee. Capital transactions by equity affiliates, which reduce the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and the investment in affiliates account.

     Certain amounts for the years ended December 31, 1994 and 1993 have been reclassified to conform to the presentation adopted in 1995. The consolidated balance sheet at December 31, 1995 and 1994 reflects the segregation of net current and net non-current assets related to the plan, adopted in late 1994, to dispose of certain businesses.

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1995 owned approximately 45 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, including net sales related to businesses held for disposition, aggregated approximately $9 million in 1995, and $11 million in each of 1994 and 1993.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

     Cash and Cash Investments. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash and cash investments. The carrying amount reported in the balance sheet for cash and cash investments approximates fair value.

     Marketable Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994. At December 31, 1995 and 1994, marketable equity securities have been categorized as trading securities, and, as a result, are stated at fair value.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $1.9 million and $1.6 million at December 31, 1995 and 1994, respectively.

     Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Inventories include technical services work in process, at the lower of cost or net realizable value, totalling approximately $12 million at both December 31, 1995 and 1994.

     Property and Equipment, Net. Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Repair and maintenance costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to

                                MASCOTECH, INC.

be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies not held for disposition at December 31, 1995.

     At December 31, 1995 and 1994, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $42.3 million and $34.5 million, respectively. Amortization expense was $13.7 million, $22.9 million and $22.2 million in 1995, 1994 and 1993, respectively, including amortization expense of approximately $1.6 million in 1993 related to discontinued operations.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made for U.S. or additional foreign taxes on approximately $38 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Earnings (Loss) Per Common Share. Primary earnings per common share are based on the weighted average shares of common stock and common stock equivalents outstanding (including the dilutive effect of options and warrants, utilizing the treasury stock method) of 57.1 million and 57.4 million in 1995 and 1993, respectively. Primary loss per common share in 1994 is based on 58.9 million weighted average shares of common stock outstanding. The effect of stock options and warrants on earnings per common share in 1994 would be anti-dilutive. Primary earnings (loss) per common share are calculated on earnings (loss) after deducting preferred stock dividends of $13.0 million, $13.0 million, and $14.9 million in 1995, 1994 and 1993, respectively.

     Fully diluted earnings per common share are only presented when the assumed conversion of convertible securities is dilutive. Fully diluted earnings per common share in 1993 was calculated based on 68.8 million weighted average common shares outstanding. Convertible securities did not have a dilutive effect on earnings (loss) per common share in 1995 or 1994.

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

     Adoption of Statements of Financial Accounting Standards. The Company expects that Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", will not have a material impact on the financial position or the results of operations of the Company when adopted in 1996. The Company expects to continue to account for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and present the proforma disclosures required by SFAS 123. The Company has estimated that the impact of

                                MASCOTECH, INC.

adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," will result in an after-tax gain (since the Company believes the fair value of the businesses being held for sale at January 1, 1996 exceeds the carrying value) in the range of $10 to $15 million recorded as a cumulative accounting change effective January 1, 1996.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1995, in addition to cash received, approximately $34 million comprised of both notes receivable due from, and a 29 percent equity ownership interest in, the acquiring company, as consideration for a non-core business unit; in 1993, in addition to the payment by the Company of $87.5 million, the non-cash portion of the issuance of Company Preferred Stock and warrants in exchange for Company Common Stock, Company Preferred Stock and Masco Corporation's holdings of Emco Limited common stock and convertible debentures (see "Shareholders' Equity" note); conversion of $187 million of convertible debentures into Company Common Stock (see "Shareholders' Equity" note); and conversion of the Company's TriMas Corporation ("TriMas") convertible preferred stock holdings into TriMas common stock.

     Income taxes paid were $11 million, $28 million and $32 million in 1995, 1994 and 1993, respectively. Interest paid was $55 million, $61 million and $82 million in 1995, 1994 and 1993, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its Architectural Products, Defense and certain of its Transportation-Related Products and Services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The disposition of these businesses does not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. Through dates of sale, the businesses held for disposition had sales of approximately $468 million, $637 million and $727 million in 1995, 1994 and 1993, respectively, and operating profit (loss) before gains (charge) on disposition of businesses, net of $(11) million, $(7) million and $24 million in 1995, 1994 and 1993, respectively. These amounts for 1994 and 1993 have been restated principally to reflect the Company's subsequent decisions in 1995 and 1996 to retain two manufacturing plants and one business originally included in the businesses held for disposition, respectively.

     The Company's carrying value of a number of the businesses to be disposed exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company in 1994 recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss was anticipated. The approximate components of the charge were as follows at December 31, 1994 (in thousands):

        Write-down of assets due to anticipated net proceeds being less than carrying value:
             Excess of cost over net assets of acquired companies..........   $270,000
             Other assets, principally property and equipment..............    105,000
        Costs to sell included as a reduction of proceeds..................      8,000
        Exit costs accruable during year...................................     17,000
                                                                              --------
               Pre-tax charge..............................................   $400,000
                                                                              ========

     The expected proceeds from the sale or liquidation of the businesses to be disposed is estimated by the Company's management at each balance sheet date based on a variety of factors, including:

                                MASCOTECH, INC.

historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors, tangible asset values, and other relevant factors. In addition, management's estimates of the expected proceeds included input from independent parties familiar with business valuations of this nature.

     During 1995, the Company divested a number of such businesses, in separate transactions, for aggregate pre-tax proceeds of approximately $160 million, which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds the Company expects to receive from certain remaining businesses to be sold, aggregating approximately $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     Including transactions finalized in early 1996 which generated additional proceeds of approximately $120 million, the Company has received aggregate proceeds (including related tax benefits) from the dispositions of businesses of approximately $300 million. The cash portion of these proceeds has been applied to reduce the Company's indebtedness and for investment in its core businesses. The businesses that remain for sale at February 1, 1996 had net sales and operating losses before gains (charge) on disposition of businesses, net of approximately $181 million and $28 million, respectively, in 1995. The Company expects to dispose of these remaining businesses by mid-1996 for estimated proceeds (including related tax benefits) of approximately $100 million. Future periods will include the operating results of the remaining businesses to be sold and any additional costs to be incurred in connection with these dispositions which cannot be accrued at December 31, 1995, as well as the result of differences, if any, between estimated and actual proceeds.

     During 1995 and 1994, the Company accrued $8 and $17 million of exit costs, respectively, related to the businesses sold or held for sale. During 1995, $7 million has been charged against this accrual (principally employee termination, business valuation and non-cancellable lease expenses and costs). At December 31, 1995, the liability for accrued exit costs approximates $18 million.

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. This plan met the criteria for discontinued operations accounting treatment; accordingly, the consolidated statements of operations and cash flows and related notes present the Company's energy segment as discontinued operations. During 1993, two such business units were sold for approximately $93 million, including the sale of one business unit to the Company's equity affiliate, TriMas, for $60 million cash. The expected loss from the disposition of the Company's energy segment resulted in a fourth quarter 1993 pre-tax charge of approximately $41 million (approximately $22 million after-tax), including a provision for the businesses not sold in 1993 and the deferral of a portion of the gain (approximately $6 million after-tax) related to the sale of the business to TriMas. Certain of the remaining business units were sold at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) relating to the charge established in 1993.

                                MASCOTECH, INC.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1995 and 1994, after reflecting the anticipated loss on disposition recorded in 1994 and the $12 million reduction in estimated proceeds in 1995:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                   ---------------------
                                                                     1995        1994
                                                                   --------    ---------
        Receivables.............................................   $ 49,510    $ 107,760
        Other current assets....................................     88,000      141,140
        Current liabilities, including accrued exit costs.......    (75,100)    (102,210)
                                                                   --------    ---------
          Net current assets....................................     62,410      146,690
                                                                   --------    ---------
        Property and equipment, net.............................     26,180      120,350
        Other non-current assets and liabilities, net...........     78,330      112,020
                                                                   --------    ---------
          Net non-current assets................................    104,510      232,370
                                                                   --------    ---------
        Net assets of businesses held for disposition...........   $166,920    $ 379,060
                                                                   ========    =========

INVENTORIES:

                                                                          (IN THOUSANDS)
                                                                        AT DECEMBER 31
                                                                      ------------------
                                                                       1995       1994
                                                                      -------    -------
        Finished goods.............................................   $21,120    $15,990
        Work in process............................................    38,480     35,410
        Raw material...............................................    34,820     40,550
                                                                      -------    -------
                                                                      $94,420    $91,950
                                                                      =======    =======

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                        AT DECEMBER 31
                                                                     --------------------
                                                                     1995    1994    1993
                                                                     ----    ----    ----
        TriMas Corporation........................................    41%     41%     43%
        Emco Limited..............................................    43%     43%     43%
        Titan Wheel International, Inc............................    15%     20%     21%

     TriMas is a diversified manufacturer of commercial, industrial and consumer products. Emco Limited ("Emco") is a Canadian-based manufacturer and distributor of building and other industrial products. Titan Wheel International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets.

                                MASCOTECH, INC.

     The carrying amount of investments in affiliates at December 31, 1995 and 1994 and quoted market values at December 31, 1995 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                             (IN THOUSANDS)
                                                             1995
                                                            QUOTED       1995        1994
                                                            MARKET     CARRYING    CARRYING
                                                            VALUE       AMOUNT      AMOUNT
                                                           --------    --------    --------
        Common stock:
          TriMas Corporation............................   $284,830    $ 80,150    $ 60,090
          Emco Limited..................................     35,260      43,720      50,130
          Titan Wheel International, Inc................     53,880      32,240      20,180
                                                           --------    --------    --------
        Common stock holdings...........................    373,970     156,110     130,400
        Convertible and other debt:
          Emco Limited..................................     31,420      32,390      31,560
                                                           --------    --------    --------
        Investments in publicly traded affiliates.......   $405,390     188,500     161,960
                                                           ========
        Other non-public affiliates.....................                 49,030      11,270
                                                                       --------    --------
        Total...........................................               $237,530    $173,230
                                                                       ========    ========

     During 1994, the Company sold a portion of its common stock holdings in TriMas, decreasing the Company's common equity ownership interest in TriMas to 41 percent, and resulting in a pre-tax gain of $17.9 million.

     In May, 1993, Titan completed an initial public offering of common stock, including shares held by the Company, reducing the Company's common equity ownership interest in Titan to 24 percent from 47 percent. The Company's ownership interest was further reduced in late 1993 to 21 percent as a result of the issuance of additional common shares by Titan in connection with an acquisition by Titan. These transactions resulted in 1993 gains aggregating approximately $12.8 million pre-tax as a result of the sale of shares held by the Company ($3.3 million) and from the change in the Company's common equity ownership interest in Titan ($9.5 million).

     In June, 1995, Titan sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million (approximately $.05 per common share after-tax) as a result of the change in the Company's common equity ownership interest in Titan.

     In addition to its equity and other investments in publicly traded affiliates, the Company has equity and other investment interests in privately held manufacturers of automotive components, including the Company's common equity ownership interest in Delco Remy International, Inc., a manufacturer of automotive electric motors and other components (acquired in 1994), and Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components (acquired in 1995).

     Equity in undistributed earnings of affiliates of $38 million at December 31, 1995, $24 million at December 31, 1994 and $10 million at December 31, 1993 are included in consolidated retained earnings (deficit).

                                MASCOTECH, INC.

     Approximate combined condensed financial data of the Company's equity affiliates are as follows:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                  ----------------------
                                                                    1995         1994
                                                                  ---------    ---------
        Current assets.........................................   $ 985,310    $ 881,150
        Current liabilities....................................    (413,290)    (320,400)
                                                                  ---------    ---------
          Working capital......................................     572,020      560,750
        Property and equipment, net............................     581,670      524,140
        Excess of cost over net assets of acquired companies...     261,300      198,620
        Other assets...........................................      90,180       80,710
        Long-term debt.........................................    (745,480)    (780,220)
        Deferred income taxes and other long-term
          liabilities..........................................     (60,240)     (75,730)
                                                                  ---------    ---------
          Shareholders' equity.................................   $ 699,450    $ 508,270
                                                                  =========    =========

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1995          1994          1993
                                                      ----------    ----------    ----------
        Net sales..................................   $2,729,260    $1,989,670    $1,412,620
                                                      ==========    ==========    ==========
        Operating profit...........................   $  235,510    $  174,850    $  119,780
                                                      ==========    ==========    ==========
        Earnings attributable to common stock......   $   92,700    $   74,870    $   52,030
                                                      ==========    ==========    ==========

     Equity and interest income from affiliates consists of the following:

                                                                             (IN THOUSANDS)
                                                            FOR THE YEARS ENDED DECEMBER 31
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
        The Company's equity in affiliates' earnings
          available for common shareholders.............    $26,230     $25,970     $12,890
        Dividends on TriMas preferred stock.............      --          --          5,250
        Interest income.................................      5,190       3,840       2,860
                                                            -------     -------     -------
        Equity and interest income from affiliates......    $31,420     $29,810     $21,000
                                                            =======     =======     =======

PROPERTY AND EQUIPMENT, NET:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                   ---------------------
                                                                     1995         1994
                                                                   --------     --------
        Cost:
          Land and land improvements............................   $ 16,030     $ 15,180
          Buildings.............................................    121,470      103,630
          Machinery and equipment...............................    609,730      507,190
                                                                   --------     --------
                                                                    747,230      626,000
        Less accumulated depreciation...........................    280,780      246,670
                                                                   --------     --------
                                                                   $466,450     $379,330
                                                                   ========     ========

     Depreciation expense totalled $38 million, $44 million and $48 million in 1995, 1994 and 1993, respectively. Depreciation expense in 1993 includes approximately $8 million related to the discontinued energy segment.

                                MASCOTECH, INC.

ACCRUED LIABILITIES:

                                                                          (IN THOUSANDS)
                                                                        AT DECEMBER 31
                                                                      ------------------
                                                                       1995       1994
                                                                      -------    -------
        Salaries, wages and commissions............................   $19,690    $18,050
        Income taxes...............................................     3,260      2,740
        Interest...................................................     3,940      9,020
        Insurance..................................................    30,880     16,940
        Property, payroll and other taxes..........................     6,830      6,730
        Other......................................................    17,800     18,610
                                                                      -------    -------
                                                                      $82,400    $72,090
                                                                      =======    =======

LONG-TERM DEBT:

                                                                          (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                   ---------------------
                                                                     1995         1994
                                                                   --------     --------
        Bank revolving credit agreement, due 1998...............   $350,000     $280,000
        10% Senior Subordinated Notes, due 1995.................      --         233,150
        4 1/2% Convertible Subordinated Debentures, due 2003....    310,000      310,000
        Other...................................................     47,060       48,760
                                                                   --------     --------
                                                                    707,060      871,910
        Less current portion of long-term debt..................      5,150        3,670
                                                                   --------     --------
        Long-term debt..........................................   $701,910     $868,240
                                                                   ========     ========

     The Company has a $675 million revolving credit agreement with a group of banks, due July, 1998. The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1995).

     The revolving credit agreement requires the maintenance of a specified level of shareholders' equity, with limitations on the ratio of senior debt to earnings, long-term debt, intangible assets and the acquisition of Company Capital Stock. Under the most restrictive of these provisions, approximately $16 million was available at December 31, 1995 for the payment of cash dividends and the acquisition of Company Capital Stock. In January, 1996, the Company received approximately $120 million in cash proceeds from the sale of non-core businesses. These proceeds were principally utilized to reduce the Company's indebtedness related to its revolving credit agreement.

     On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes utilizing its bank revolving credit agreement. In January, 1994, the Company issued, in a public offering, $345 million of 4 1/2% Convertible Subordinated Debentures due December 15, 2003. These debentures are convertible into Company Common Stock at $31 per share. The net proceeds of approximately $337 million were used to redeem $250 million of 10 1/4% Senior Subordinated Notes on February 1, 1994 and to reduce other indebtedness. During 1994, the Company recognized extraordinary income of $4.4 million pre-tax ($2.6 million after-tax) related to the early extinguishment of a portion of the 4 1/2% Convertible Subordinated Debentures.

     The maturities of debt during the next five years are as follows (in millions): 1996 -- $5; 1997 -- $3; 1998 -- $377; 1999 -- $3; and 2000 -- $2.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                                                              (IN THOUSANDS)
                                                                     RETAINED    CUMULATIVE
                                   PREFERRED    COMMON    PAID-IN    EARNINGS    TRANSLATION   SHAREHOLDERS'
                                     STOCK      STOCK     CAPITAL    (DEFICIT)   ADJUSTMENTS      EQUITY
                                   ---------   --------   --------   ---------   -----------   -------------
Balance, January 1, 1993.........   $   780    $ 59,520   $ 84,390   $ 202,660     $ 6,050       $ 353,400
     Net income..................     --          --         --         47,600      --              47,600
     Preferred stock dividends...     --          --         --        (14,930)     --             (14,930)
     Common stock dividends......     --          --         --         (3,210)     --              (3,210)
     Retirement of 12%
       Preferred.................      (780)      --       (76,720)     --          --             (77,500)
     Issuance of 10% Preferred...     1,000       --        99,000      --          --             100,000
     Issuance of warrants........     --          --        70,800      --          --              70,800
     Issuance of DECS............    10,800       --       198,720      --          --             209,520
     Retirement of common
       stock.....................     --        (10,000)   (90,000)     --          --            (100,000)
     Retirement of 10%
       Preferred.................    (1,000)      --       (99,000)     --          --            (100,000)
     Conversion of convertible
       debentures................     --         10,370    174,120      --          --             184,490
     Translation adjustments,
       net.......................     --          --         --         --          (9,140)         (9,140)
     Exercise of stock options...     --            620      5,980      --          --               6,600
                                    -------    --------   --------   ---------      ------       ---------
Balance, December 31, 1993.......    10,800      60,510    367,290     232,120      (3,090)        667,630
     Net loss....................     --          --         --       (220,120)     --            (220,120)
     Preferred stock dividends...     --          --         --        (12,960)     --             (12,960)
     Common stock dividends......     --          --         --         (6,630)     --              (6,630)
     Retirement of common
       stock.....................     --         (4,070)   (50,060)     --          --             (54,130)
     Translation adjustments,
       net.......................     --          --         --         --           5,450           5,450
     Exercise of stock options...     --            170      1,730      --          --               1,900
                                    -------    --------   --------   ---------      ------       ---------
Balance, December 31, 1994.......    10,800      56,610    318,960      (7,590)      2,360         381,140
     Net income..................     --          --         --         59,190      --              59,190
     Preferred stock dividends...     --          --         --        (12,960)     --             (12,960)
     Common stock dividends......     --          --         --         (6,260)     --              (6,260)
     Retirement of common
       stock.....................     --         (1,210)   (11,920)     --          --             (13,130)
     Translation adjustments,
       net.......................     --          --         --         --           6,210           6,210
     Exercise of stock options...     --            120        870      --          --                 990
                                    -------    --------   --------   ---------      ------       ---------
Balance, December 31, 1995.......   $10,800    $ 55,520   $307,910   $  32,380     $ 8,570       $ 415,180
                                    =======    ========   ========   =========      ======       =========

     On March 31, 1993, the Company acquired from Masco Corporation 10 million shares of Company Common Stock, recorded at $100 million, $77.5 million of the Company's previously outstanding 12% Exchangeable Preferred Stock, and Masco Corporation's holdings of Emco Limited common stock and convertible debentures, recorded at $80.8 million. In exchange, Masco Corporation received $100 million (liquidation value) of the Company's 10% Exchangeable Preferred Stock, seven-year warrants to purchase 10 million shares of Company Common Stock at $13 per share, recorded at $70.8 million, and $87.5 million in cash. The transferable warrants are not exercisable by Masco Corporation if an exercise would increase Masco Corporation's common equity ownership interest in the Company above 35 percent. The cash portion of this transaction is included in the accompanying statement of cash flows as cash used for investing activities of $87.5 million. As part of this transaction, as modified in late 1993, Masco Corporation agreed to purchase from the Company, at the Company's option through March, 1997, up to $200 million of subordinated debentures. In late 1993, the Company redeemed the 10% Exchangeable Preferred Stock for its $100 million liquidation value.

                                MASCOTECH, INC.

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

     The Company's 6% Convertible Subordinated Debentures were called for redemption in late 1993. Substantially all holders, including Masco Corporation, exercised their right to convert these debentures into Company Common Stock (at a conversion price of $18 per share), resulting in the issuance of approximately
10.4 million shares of Company Common Stock. Included in 1993 interest expense was approximately $7 million related to the Company's 6% Convertible Subordinated Debentures held by Masco Corporation.

     During 1995 and 1994, the Company repurchased and retired approximately one million and four million shares, respectively, of its common stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1995, the Company may repurchase approximately five million additional shares of Company Common Stock and Convertible Preferred Stock pursuant to this repurchase authorization.

     The Company commenced paying cash dividends on its common stock in August, 1993. On the basis of amounts paid (declared), cash dividends per common share were $.14 ($.11) in 1995, $.10 ($.11) in 1994 and $.04 ($.06) in 1993.

STOCK OPTIONS AND AWARDS:

     For the three years ended December 31, 1995, stock option data pertaining to stock option plans for key employees of the Company and affiliated companies are as follows:

                                                  (IN THOUSANDS EXCEPT PER SHARE
                                                                 AMOUNTS)
                                                  1995            1994              1993
                                                 ------          -------          ------
        Options outstanding, January 1....        3,620            3,810           4,540
        Options granted...................         --                 20              30
          Option price per share..........         --         $17-25 1/8          $13-26
        Options cancelled.................           60               40            --
          Option price per share..........       $4 1/2          $ 4 1/2            --
        Options exercised.................          120              170             760
          Option price per share.......... $4 1/2-9 1/8     $4 1/2-9 1/8    $4 1/2-9 1/8
                                           ------------     ------------    ------------
        Options outstanding, December 31..        3,440            3,620           3,810
                                           ============     ============    ============
        Options exercisable, December 31..        1,640            1,080             680
                                           ============     ============    ============

                                MASCOTECH, INC.

     At December 31, 1995, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards, net, for 461,000, 213,000 and 202,000 shares of Company Common Stock during 1995, 1994 and 1993, respectively, to key employees of the Company and affiliated companies. The unamortized costs of incentive awards, aggregating approximately $17 million at December 31, 1995, are being amortized over the ten-year vesting periods.

     At December 31, 1995 and 1994, a combined total of 5,646,000 and 5,773,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $13.0 million in 1995, $9.8 million in 1994 and $10.9 million in 1993, including approximately $.9 million in 1993 related to the discontinued energy segment.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1995:

                                                                             (IN THOUSANDS)
                                                               1995       1994       1993
                                                              -------    -------    -------
        Service cost -- benefits earned during the year....   $ 4,680    $ 4,800    $ 4,110
        Interest cost on projected benefit obligations.....     6,330      5,800      5,540
        Actual (return) loss on assets.....................    (6,540)     1,850     (7,730)
        Net amortization and deferral......................     1,600     (8,240)     1,600
                                                              -------    -------    -------
        Net periodic pension cost..........................   $ 6,070    $ 4,210    $ 3,520
                                                              =======    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                                1995      1994      1993
                                                               ------    ------    ------
        Discount rate for obligations.......................    7.25%     8.50%     7.00%
        Rate of increase in compensation levels.............    5.00%     5.00%     5.00%
        Expected long-term rate of return on plan assets....   11.00%    13.00%    13.00%

                                MASCOTECH, INC.

     The funded status of the Company's defined-benefit pension plans at December 31, 1995 and 1994 is as follows:

                                                                                   (IN THOUSANDS)
                                                                          1995           1994
                                                                       -----------    -----------
                                                                       ACCUMULATED    ACCUMULATED
                                                                        BENEFITS       BENEFITS
                                                                         EXCEED         EXCEED
                  RECONCILIATION OF FUNDED STATUS                        ASSETS         ASSETS
                  -------------------------------                      -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................................    $  70,960      $  60,300
                                                                         ========       ========
  Accumulated benefit obligation....................................    $  76,370      $  64,570
                                                                         ========       ========
  Projected benefit obligation......................................    $  89,410      $  75,000
Assets at fair value................................................       54,480         53,280
                                                                         --------       --------
  Projected benefit obligation in excess of plan assets.............      (34,930)       (21,720)
Reconciling items:
  Unrecognized net loss.............................................       22,350         10,890
  Unrecognized prior service cost...................................        7,540          7,950
  Unrecognized net asset at transition..............................       (1,060)        (1,330)
  Adjustment required to recognize minimum liability................      (15,810)       (10,010)
                                                                         --------       --------
Accrued pension cost................................................    $ (21,910)     $ (14,220)
                                                                         ========       ========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its postretirement benefit plans. This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with the adoption of SFAS 106, the Company elected to recognize the transition obligation on a prospective basis and accordingly, the net transition obligation is being amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1995, 1994 and 1993:

                                                                             (IN THOUSANDS)
                                                                  1995      1994      1993
                                                                 ------    ------    ------
        Service cost..........................................   $  300    $  400    $  300
        Interest cost.........................................    1,900     1,800     1,900
        Net amortization......................................    1,100     1,300     1,200
                                                                 ------    ------    ------
        Net periodic postretirement benefit cost..............   $3,300    $3,500    $3,400
                                                                 ======    ======    ======

                                MASCOTECH, INC.

     Postretirement benefit obligations, none of which are funded, are summarized as follows at December 31, 1995 and 1994:

                                                                       (IN THOUSANDS)
                                                                      1995        1994
                                                                    --------    --------
        Accumulated postretirement benefit obligations:
          Retirees...............................................   $ 18,400    $ 16,400
          Fully eligible active plan participants................        900       1,000
          Other active participants..............................      5,600       5,500
                                                                    --------    --------
        Total accumulated postretirement benefit obligation......     24,900      22,900
          Unrecognized net gain..................................        400       1,800
          Unamortized transition obligation......................    (16,000)    (17,100)
                                                                    --------    --------
        Accrued postretirement benefits..........................   $  9,300    $  7,600
                                                                    ========    ========

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.25 percent and 8.5 percent in 1995 and 1994, respectively. The assumed health care cost trend rate in 1995 was 12 percent, decreasing to an ultimate rate in the year 2000 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $2.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.2 million. Included in the Company's 1994 charge for the disposition of certain businesses are curtailment costs for postretirement benefit obligations relating to these businesses of approximately $3.7 million.

SEGMENT INFORMATION:

     The Company's business segments involve the sale of the following products and services:

        Transportation-Related Products and Services:

           Precision products, generally produced using advanced metalworking technologies with significant proprietary content, and aftermarket products for the transportation industry.

           Engineering and technical business services.

        Specialty Products:

           Architectural -- Doors, windows, security grilles and office panels and partitions for commercial and residential markets.

           Other -- Products manufactured principally for the defense industry.

     Sales of the Company's foreign operations (principally in Western Europe) approximate $166 million, $116 million and $97 million for 1995, 1994 and 1993, respectively. The Company's export sales approximate $85 million, $102 million and $81 million in 1995, 1994 and 1993, respectively.

     Amounts related to the Company's energy segment have been presented as discontinued operations.

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates, notes receivable and net assets of the discontinued energy segment.

                                MASCOTECH, INC.

                                                                                                                   (IN THOUSANDS)
                                                                                                      ASSETS EMPLOYED AT
                                 NET SALES                   OPERATING PROFIT (LOSS)(B)                 DECEMBER 31(C)
                    ------------------------------------   -------------------------------   ------------------------------------
                       1995         1994         1993        1995       1994        1993        1995         1994         1993
                    ----------   ----------   ----------   --------   ---------   --------   ----------   ----------   ----------
The Company's
  operations by
  industry segment
  are:
Transportation-
  Related
  Products and
  Services (A)....  $1,340,000   $1,332,000   $1,195,000   $144,000   $ (55,000)  $160,000   $  870,000   $  796,000   $  883,000
Specialty
  Products:
  Architectural...     242,000      277,000      289,000     (2,000)   (118,000)    (4,000)     115,000      149,000      313,000
  Other...........      96,000       93,000       99,000     (1,000)    (78,000)     5,000       35,000       32,000      104,000
                    ----------   ----------   ----------   --------   ---------   --------   ----------   ----------   ----------
      Total.......  $1,678,000   $1,702,000   $1,583,000    141,000    (251,000)   161,000    1,020,000      977,000    1,300,000
                    ==========   ==========   ==========
Other income
  (expense),
  net.............                                           (9,000)     13,000    (25,000)
General corporate
  expense.........                                          (32,000)    (26,000)   (15,000)
                                                           --------   ---------   --------
Income (loss) from
  continuing
  operations
  before income
  taxes (credit)
  and
  extraordinary
  item............                                         $100,000   $(264,000)  $121,000
                                                           ========   =========   ========
Corporate
  assets..........                                                                              419,000      554,000      490,000
                                                                                             ----------   ----------   ----------
      Total
        assets....                                                                           $1,439,000   $1,531,000   $1,790,000
                                                                                             ==========   ==========   ==========

                                                                                                          DEPRECIATION AND
                                                                      PROPERTY ADDITIONS(D)                AMORTIZATION(E)
                                                                 -------------------------------    -----------------------------
                                                                   1995        1994       1993       1995       1994       1993
                                                                 --------    --------    -------    -------    -------    -------
The Company's operations by industry segment are:
Transportation-Related Products and Services..................   $ 96,000    $101,000    $52,000    $45,000    $48,000    $42,000
Specialty Products:
  Architectural...............................................      8,000       5,000      5,000      5,000     12,000     12,000
  Other.......................................................      6,000       9,000      3,000      2,000      7,000      6,000
                                                                 --------    --------    -------    -------    -------    -------
      Total...................................................   $110,000    $115,000    $60,000    $52,000    $67,000    $60,000
                                                                 ========    ========    =======    =======    =======    =======

(A) Included within this segment are sales to one customer of $397 million, $361 million and $324 million in 1995, 1994 and 1993, respectively; sales to another customer of $182 million, $225 million and $186 million in 1995, 1994 and 1993, respectively; and sales to a third customer of $178 million, $212 million and $222 million in 1995, 1994 and 1993, respectively.

(B) Operating profit in 1995 includes a $25 million net gains resulting from sales of non-core businesses in the third quarter. These net gains were substantially offset by reductions in the estimated proceeds the Company expects to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows:
    Transportation-Related Products and Services -- $21 million and Other Specialty Products -- $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense. Operating loss in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's industry segments as follows: Transportation-Related Products and Services -- $196 million; Architectural Products -- $116 million; and Other Specialty Products -- $75 million. The remaining $13 million of the charge was allocated to General Corporate Expense.

(C) Assets employed at December 31, 1995 and December 31, 1994 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

(D) Property additions in 1995 include approximately $14 million of capital expenditures for the Company's businesses held for disposition.

(E) Depreciation and amortization expense in 1995 include approximately $5 million of expense for the Company's businesses held for disposition.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                               (IN THOUSANDS)
                                                                         1995      1994       1993
                                                                        ------    -------    -------
        Other, net:
          Net realized and unrealized gains and losses from
             marketable securities...................................   $  730    $ 4,360    $11,550
          Gains from sales of TriMas common stock....................     --       17,900      --
          Interest income............................................    2,390      5,490      9,570
          Dividend income............................................      950      2,880      3,150
          Other, net.................................................      780      2,750      2,060
                                                                        ------    -------    -------
                                                                        $4,850    $33,380    $26,330
                                                                        ======    =======    =======

     Gains and losses realized from sales of marketable securities and gains from sales of common stock of equity affiliates are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                                         (IN THOUSANDS)
                                                            1995        1994         1993
                                                          --------    ---------    --------
        Income (loss) from continuing operations before
          income taxes (credit) and extraordinary item:
          Domestic.....................................   $ 78,870    $(280,900)   $105,470
          Foreign......................................     21,410       16,410      15,710
                                                          --------    ---------    --------
                                                          $100,280    $(264,490)   $121,180
                                                          ========    =========    ========
        Provision for income taxes (credit):
          Federal, current.............................   $(24,210)   $  36,660    $ 17,940
          State and local..............................      6,110        8,880       8,350
          Foreign, current.............................      7,860       (7,850)      8,410
          Deferred, principally federal................     51,330      (67,760)     15,590
                                                          --------    ---------    --------
             Income taxes (credit) on income (loss)
               from continuing operations before
               extraordinary item......................   $ 41,090    $ (30,070)   $ 50,290
                                                          ========    =========    ========

                                MASCOTECH, INC.

     The components of deferred taxes at December 31, 1995 and 1994 are as follows:

                                                                       (IN THOUSANDS)
                                                                       1995       1994
                                                                     --------    -------
        Deferred tax assets:
          Inventories.............................................   $  3,550    $ 3,400
          Expected capital loss benefit related to net assets of
             businesses held for disposition......................     15,600     53,000
          Expected ordinary loss benefit related to net assets of
             businesses held for disposition and other,
             principally accrued liabilities......................     37,250     19,260
                                                                     --------    -------
                                                                       56,400     75,660
                                                                     --------    -------
        Deferred tax liabilities:
          Property and equipment..................................     71,610     57,390
          Other, principally equity investments in affiliates.....     45,280     27,430
                                                                     --------    -------
                                                                      116,890     84,820
                                                                     --------    -------
        Net deferred tax liability................................   $ 60,490    $ 9,160
                                                                     ========    =======

     Net current and non-current assets of businesses held for disposition at December 31, 1995 and 1994 include approximately $41 million and $60 million, respectively, of the above deferred tax assets.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before income taxes (credit) and extraordinary item:

                                                                             (IN THOUSANDS)
                                                              1995        1994       1993
                                                             -------    --------    -------
        U.S. federal statutory rate.......................       35%         35%        35%
                                                             -------    --------    -------
        Tax (credit) at U.S. federal statutory rate.......   $35,100    $(92,570)   $42,410
        State and local taxes, net of federal tax
          benefit.........................................     3,970       5,770      5,430
        Higher effective foreign tax rate.................     2,710       3,380      2,910
        Tax benefit on distributed foreign earnings,
          net.............................................     --         (4,200)     --
        Dividends-received deduction......................      (230)       (690)    (2,290)
        Non-deductible portion of charge for disposition
          of businesses...................................     --         54,600      --
        Amortization in excess of tax, net................     1,630       2,190      3,820
        Other, net........................................    (2,090)      1,450     (1,990)
                                                             -------    --------    -------
          Income taxes (credit) from continuing operations
             before extraordinary item....................   $41,090    $(30,070)   $50,290
                                                             =======    ========    =======

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                                                                     (IN THOUSANDS)
                                                               1995                    1994
                                                       --------------------    --------------------
                                                       CARRYING      FAIR      CARRYING      FAIR
                                                        AMOUNT      VALUE       AMOUNT      VALUE
                                                       --------    --------    --------    --------
Cash and cash investments...........................   $ 16,380    $ 16,380    $ 61,950    $ 61,950
Marketable securities, notes receivable and
  other assets......................................   $ 38,710    $ 38,990    $101,900    $ 99,600
Long-term debt:
  Bank debt.........................................   $375,000    $375,000    $316,000    $316,000
  10% Senior Subordinated Notes.....................      --          --       $233,150    $233,910
  4 1/2% Convertible Subordinated Debentures........   $310,000    $244,900    $310,000    $234,050
  Other long-term debt..............................   $ 16,910    $ 15,330    $  9,090    $  8,990

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                  FOR THE QUARTERS ENDED
                                                      ----------------------------------------------
                                                      DECEMBER     SEPTEMBER      JUNE       MARCH
                                                        31ST         30TH         30TH        31ST
                                                      ---------    ---------    --------    --------
1995:
-----
Net sales..........................................   $ 389,010    $404,900     $439,290    $445,010
Gross profit.......................................   $  67,570    $ 67,050     $ 69,250    $ 76,460
Net income:
  Income...........................................   $  14,670    $ 15,960     $ 15,100    $ 13,460
  Income attributable to common stock..............   $  11,430    $ 12,720     $ 11,860    $ 10,220
  Per common share.................................        $.20        $.22         $.21        $.18
Market price per common share:
  High.............................................     $12 1/2     $13 3/4      $12 7/8     $13 1/2
  Low..............................................     $10         $11 1/4      $10 1/2     $11 3/8
1994:
-----
Net sales..........................................   $ 440,570    $416,500     $432,780    $412,410
Gross profit.......................................   $  73,390    $ 73,440     $ 89,710    $ 80,290
Income (loss) from continuing operations before
  extraordinary item:
  Income (loss)....................................   $(305,940)   $ 15,780     $ 29,440    $ 26,300
  Per common and common equivalent share:
     Primary.......................................      $(5.46)       $.21         $.39        $.34
     Assuming full dilution........................      $(5.46)       $.21         $.37        $.32
Net income (loss):
  Income (loss)....................................   $(294,240)   $ 18,380     $ 29,440    $ 26,300
  Income (loss) attributable to common stock.......   $(297,480)   $ 15,140     $ 26,200    $ 23,060
  Per common and common equivalent share:
     Primary.......................................      $(5.25)       $.25         $.39        $.34
     Assuming full dilution........................      $(5.25)       $.25         $.37        $.32
Market price per common share:
  High.............................................     $13 3/8     $15 1/4      $23 1/4     $27 7/8
  Low..............................................     $11         $11          $13         $19 7/8

     Results for the third quarter of 1995 include net gains aggregating approximately $25 million from the sale of certain businesses held for disposition. These net gains were offset by reductions in the estimated net proceeds the Company expects to receive from businesses to be sold, aggregating $12 million and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     Results for the second quarter of 1995 include pre-tax income of approximately $5 million as a result of gains associated with the sale of common stock through a public offering by an equity affiliate.

     Certain amounts for the quarters ended June 30, 1995 and March 31, 1995 have been reclassified to conform to the presentation adopted at December 31, 1995.

     Results for the fourth quarter of 1994 include a non-cash pre-tax charge of $400 million ($315 million after-tax or $5.56 per common share in the fourth quarter of 1994) reflecting the anticipated loss on the disposition of certain businesses (see "Dispositions of Operations" note).

     Results for the fourth quarter of 1994 also include income aggregating approximately $18 million pre-tax ($11.7 million after-tax or $.21 per common share) relating to the partial reversal of the charge

                                MASCOTECH, INC.

established in the fourth quarter of 1993 for the disposition of the Company's energy segment (see "Dispositions of Operations" note).

     Results for the third quarter of 1994 include $4.4 million pre-tax of extraordinary income ($2.6 million after-tax or $.04 per common share) related to the early extinguishment of convertible debt.

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

     The following supplemental unaudited financial data combine the Company with TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 41 percent at December 31, 1995 and December 31, 1994. The interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                                           (IN THOUSANDS)
                                                                      AT DECEMBER 31
                                                                 ------------------------
                                                                   1995          1994
                                                                 ---------    -----------
        Current assets........................................   $ 718,340    $   861,380
        Current liabilities...................................    (241,390)      (243,260)
                                                                 ---------    -----------
             Working capital..................................     476,950        618,120
        Property and equipment, net...........................     640,150        547,710
        Excess of cost over net assets of acquired
          companies...........................................     200,210        182,470
        Other assets..........................................     355,880        432,850
        Bank and other debt...................................    (889,110)    (1,106,840)
        Deferred income taxes and other long-term
          liabilities.........................................    (170,780)      (123,170)
        Equity of other shareholders of TriMas................    (198,120)      (170,000)
                                                                 ---------    -----------
             Equity of shareholders of MascoTech..............   $ 415,180    $   381,140
                                                                 =========    ===========

                                                         FOR THE YEARS ENDED DECEMBER 31
                                                      --------------------------------------
                                                         1995          1994          1993
                                                      ----------    ----------    ----------
        Net sales..................................   $2,227,850    $2,232,430    $2,022,240
                                                      ==========    ==========    ==========
        Operating profit (loss)....................   $  207,490    $ (186,450)   $  215,740
                                                      ==========    ==========    ==========
        Income (loss) from continuing operations
          before extraordinary item................   $   59,190    $ (234,420)   $   70,890
                                                      ==========    ==========    ==========

                          FINANCIAL STATEMENT SCHEDULE

                 PURSUANT TO ITEM 14(a)(2)(II)(B) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1995

Schedules, as required for the years ended December 31, 1995, 1994 and 1993:

                                                                                        PAGE
                                                                                        -----
II. Valuation and Qualifying Accounts................................................    F-27

                                MASCOTECH, INC.

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




            COLUMN A                 COLUMN B              COLUMN C               COLUMN D       COLUMN E
---------------------------------   ----------    ---------------------------    ----------    -------------
                                                           ADDITIONS
                                                  ---------------------------
                                                                    CHARGED
                                    BALANCE AT      CHARGED       (CREDITED)
                                    BEGINNING       TO COSTS       TO OTHER                     BALANCE AT
           DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS      DEDUCTIONS    END OF PERIOD
---------------------------------   ----------    ------------    -----------    ----------    -------------
                                                                      (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1995...........................   $1,590,000     $  400,000     $   410,000    $  520,000     $ 1,880,000
                                    ==========     ==========     ===========    ==========      ==========
  1994...........................   $5,130,000     $3,480,000     $(4,310,000)   $2,710,000     $ 1,590,000
                                    ==========     ==========     ===========    ==========      ==========
  1993...........................   $7,190,000     $2,470,000     $(1,820,000)   $2,710,000     $ 5,130,000
                                    ==========     ==========     ===========    ==========      ==========

NOTES:

(A) Allowance of companies acquired, and other adjustments, net in 1995. Allowance of companies reclassified for businesses held for disposition in 1995 and 1994, and for discontinuance of Energy-related segment in 1993.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

EXHIBIT                                                                                   PAGE
NUMBER                                    DESCRIPTION                                     NO.
------   ------------------------------------------------------------------------------   ----
 3.i     Restated Certificate of Incorporation of Masco Corporation and amendments thereto.
 3.ii    Bylaws of Masco Corporation, as amended.(4)
 4.a.i   Indenture dated as of December 1, 1982 between Masco Corporation and Morgan
         Guaranty Trust Company of New York, as Trustee(8), and Directors' resolutions establishing Masco Corporation's: (i) 9% Notes Due April 15, 1996(6), (ii) 9%
         Notes Due October 1, 2001(8), (iii) 6 1/4% Notes Due June 15, 1995(6), (iv)
         6 5/8% Notes Due September 15, 1999(6), 6 1/8% Notes Due September 15,
         2003(5), and (vi) 7 1/8% Debentures Due August 15, 2013(5).
4.a.ii   Agreement of Appointment and Acceptance of Successor Trustee dated as of July
         25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York
         and The First National Bank of Chicago.(3)
4.a.iii  Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and
         The First National Bank of Chicago.(3)
 4.b     Indenture dated as of December 1, 1982 between Masco Corporation and Citibank,
         N.A., as Trustee, and Directors' resolutions establishing Masco Corporation's
         5 1/4% Convertible Subordinated Debentures Due 2012, including form of
         Debenture.(8)
 4.c     $750,000,000 Amended and Restated Credit Agreement dated as of May 18, 1994 among Masco Corporation, the banks signatory thereto and Morgan Guaranty Trust
         Company of New York, as agent(3), Amendment No. 1 thereto dated as of June 1,
         1995(1), Amendment No. 2 thereto dated as of November 30, 1995 and Amendment
         No. 3 thereto dated as of January 31, 1996.
 4.d     Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as MascoTech, Inc.) and Morgan Guaranty Trust Company of New York, as
         Trustee, and Directors' resolutions establishing Masco Industries, Inc.'s
         4 1/2% Convertible Subordinated Debentures Due 2003(4), Agreement of
         Appointment and Acceptance of Successor Trustee dated as of August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of New York and The First
         National Bank of Chicago and Supplemental Indenture dated as of August 5, 1994 among MascoTech, Inc. and The First National Bank of Chicago.(2)
 4.e     Credit Agreement dated as of September 2, 1993 by and among MascoTech, Inc., the banks party thereto, and NBD Bank, N.A. (now known as NBD Bank), as Agent, and Comerica Bank, The Bank of New York, The First National Bank of Chicago,
         Morgan Guaranty Trust Company of New York and NationsBank of North Carolina,
         N.A., as Co-Agents(4), First Amendment thereto dated June 29, 1994(2), Second
         Amendment thereto dated December 21, 1994 and Third Amendment thereto dated as of September 28, 1995.
 4.f     Rights Agreement dated as of December 6, 1995 between Masco Corporation and
         The Bank of New York, as Rights Agent.
NOTE:    Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by
         Masco Corporation to the Securities and Exchange Commission upon request.
10.a     Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco
         Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).

EXHIBIT                                                                                   PAGE
NUMBER                                    DESCRIPTION                                     NO.
------   ------------------------------------------------------------------------------   ----
10.b     Corporate Services Agreement dated as of January 1, 1987 between Masco
         Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(6)
10.c     Corporate Opportunities Agreement dated as of May 1, 1984 between Masco
         Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).
10.d     Stock Repurchase Agreement dated as of May 1, 1984 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.) and related forfeiture letter dated September 20, 1985, Amendment to Stock Repurchase
         Agreement dated as of December 20, 1990(8) and Agreement dated as of November
         23, 1993 including an amendment to Stock Repurchase Agreement.(4)
NOTE:    Exhibits 10.e through 10.p constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.e     Masco Corporation 1991 Long-Term Stock Incentive Plan (Restated December 6,
         1995).
10.f     Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December 6,
         1995).
10.g     Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).
10.h     Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan (Restated
         December 6, 1995).
10.i     Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).
10.j     Masco Corporation Restricted Stock Incentive Plan (Restated December 6, 1995).
10.k     MascoTech, Inc. 1991 Long-Term Stock Incentive Plan (Restated December 6,
         1995).
10.l     MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December 6,
         1995).
10.m     MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).
10.n     Masco Corporation Supplemental Executive Retirement and Disability Plan.(2)
10.o     Masco Corporation Benefits Restoration Plan.(2)
10.p     Form of Agreement dated June 29, 1989 between Masco Corporation and certain of its officers.(4)
10.q     Amended and Restated Securities Purchase Agreement dated as of November 23,
         1993 between Masco Corporation and MascoTech, Inc., including form of Note.(4)
10.r     Registration Agreement dated as of March 31, 1993 between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(4)
10.s     Stock Purchase Agreement between Masco Corporation and Masco Industries, Inc.
         (now known as MascoTech, Inc.) dated as of December 23, 1991 (regarding Masco
         Capital Corporation).(8)
11       Computation of Primary and Fully Diluted Per Share Earnings.
12       Computation of Ratio of Earnings to Fixed Charges.
21       List of Subsidiaries.
23.a     Consent of Coopers & Lybrand L.L.P. relating to Masco Corporation's Financial
         Statements and Financial Statement Schedule.
23.b     Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s Financial
         Statements and Financial Statement Schedule.
27       Financial Data Schedule.

---------------
     (1) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    (3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    (4) Incorporated by reference to the Exhibits filed with Masco
        Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

    (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

    (6) Incorporated by reference to the Exhibits filed with Masco
        Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

    (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

    (8) Incorporated by reference to the Exhibits filed with Masco
        Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.