Form 10-Q
period 1996-03-31
MASCO CORP /DE/
filed 1996-05-15
CIK 62996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


              Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996.  Commission File Number 1-5794

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

                              Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                              May  1, 1996

Common stock, par value $1 per share                           160,439,000

                                MASCO CORPORATION

                                      INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     March 31, 1996 and December 31, 1995            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 1996 and 1995                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 1996 and 1995                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        8-9

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months
                 Ended March 31, 1996 and 1995                      10

Part II.    Other Information and Signature                         11

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      March 31, 1996 and December 31, 1995
                             (Dollars in thousands)


                                                   March 31,     December 31,
          ASSETS                                     1996            1995
Current assets:
     Cash and cash investments                    $   45,690      $   60,470
     Accounts and notes receivable, net              489,740         439,900
     Prepaid expenses and other                       66,280          72,370
     Inventories:
          Raw material                               176,650         171,670
          Finished goods                             121,040         130,070
          Work in process                             91,710          90,020
                                                     389,400         391,760
               Total current assets                  991,110         964,500

Equity investments in MascoTech, Inc.                209,860         202,380
Equity investments in other affiliates                63,620          62,570
Property and equipment, net                          865,340         856,690
Excess of cost over acquired net assets              343,240         343,510
Other noncurrent assets                              294,710         296,310
Net assets of discontinued operations              1,035,080       1,052,670
               Total assets                       $3,802,960      $3,778,630

          LIABILITIES
Current liabilities:
     Notes payable                                $   18,420      $   25,690
     Accounts payable                                107,070         125,230
     Accrued liabilities                             295,450         294,930
               Total current liabilities             420,940         445,850

Long-term debt                                     1,594,890       1,577,100
Deferred income taxes and other                      102,960         100,250
               Total liabilities                   2,118,790       2,123,200

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  160,430         160,380
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      129,640         128,550
Retained earnings                                  1,397,010       1,366,330
Cumulative translation adjustments                    (2,910)            170
               Total shareholders' equity          1,684,170       1,655,430
               Total liabilities and
                 shareholders' equity             $3,802,960      $3,778,630

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               For the Three Months Ended March 31, 1996 and 1995
                  (Amounts in thousands except per share data)




                                              Three Months Ended March 31
                                                1996               1995

Net sales                                     $764,000           $721,000
Cost of sales                                  480,330            438,830

      Gross profit                             283,670            282,170

Selling, general and administrative
   expenses                                    172,140            160,310

      Operating profit                         111,530            121,860

Other (income) expense, net:
   Interest expense                             17,500             16,550
   Equity earnings from MascoTech, Inc.         (8,870)            (3,770)
   Other, net                                   (3,900)            (7,550)
                                                 4,730              5,230

      Income from continuing operations
         before income taxes                   106,800            116,630

Income taxes                                    44,800             46,710

      Income from continuing operations         62,000             69,920

Income from operations of discontinued
   segment (net of $2,990 of income taxes
   in 1995)                                      ---                4,480

      Net income                              $ 62,000           $ 74,400

Earnings per share:
   Continuing operations                          $.39               $.44

   Discontinued operations                         --                 .03

      Earnings per share                          $.39               $.47

Cash dividends declared and paid per share        $.19               $.18

Average shares outstanding                     160,400            158,400



            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1996 and 1995
                             (Dollars in thousands)


                                                         Three Months Ended
                                                              March 31
                                                         1996          1995

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by continuing operations            $ 80,230      $ 73,810
     (Increase) in receivables                          (49,840)      (83,870)
     (Increase) decrease in inventories                   2,980       (22,690)
     Decrease in prepaid expenses                         6,090         8,460
     Increase (decrease) in current liabilities         (18,500)          590

          Total cash from (for) operating activities
            of continuing operations                     20,960       (23,700)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                               (25,200)      (43,740)
     Proceeds from sale of Formica investment             ---          73,770
     Other, net                                          (7,230)       17,540
          Total cash from (for) investing activities
            of continuing operations                    (32,430)       47,570
     Discontinued operations, net                        17,590       (11,010)

          Total cash from (for) investing activities    (14,840)       36,560

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    53,610        83,360
     Payment of debt                                    (44,050)      (72,310)
     Cash dividends paid                                (30,460)      (28,280)

          Total cash (for) financing activities
            of continuing operations                    (20,900)      (17,230)

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                           (14,780)       (4,370)
     At January 1                                        60,470        36,530

     At March 31                                       $ 45,690      $ 32,160













            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 1996 and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995. The statements of income and cash flows and related notes for the three months ended March 31, 1995 have been reclassified to present the Company's home furnishings products segment as discontinued operations. In addition, the condensed consolidated balance sheet as of March 31, 1996 and December 31, 1995 reflects the home furnishings products segment as discontinued operations. The condensed consolidated balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B. On April 1, 1996, the Company entered into an agreement for the sale of its home furnishings products businesses to Furnishings International, Inc. The Company classified its home furnishings products segment as discontinued operations in late November 1995. Furnishings International's investors currently include 399 Venture Partners (a subsidiary of Citibank), certain members of Furnishings International's management, the Company and other institutional investors.

     The value of this transaction to the Company is in excess of $1 billion with approximately $760 million of the purchase price in cash. The balance will consist of subordinated debt, preferred stock and 15 percent of the common equity of Furnishings International. In addition, the Company will receive certain transferable rights to acquire additional equity in Furnishings International. The transaction is expected to be completed within 90 days and is subject to certain closing conditions.

     The Company's discontinued home furnishings products segment had net income of approximately $8 million for the quarter ended March 31, 1996 (considered in determining the $650 million loss reserve established in 1995).

C.   Other (income) expense, net consists of the following, in thousands:

                                                   Three Months Ended
                                                         March 31
                                                     1996        1995

          Interest expense                         $17,500     $16,550
          Equity earnings from MascoTech, Inc.      (8,870)     (3,770)
          Equity earnings, other                    (2,020)     (2,260)
          Interest income and gains from
            marketable securities and
            cash investments                        (3,710)     (2,180)
          Other, net                                 1,830      (3,110)

                                                   $ 4,730     $ 5,230

     Interest expense is presented net of interest expense allocated to discontinued operations of $10.9 million and $11.9 million for the quarters ended March 31, 1996 and 1995, respectively.

     Included in 1996 equity earnings from MascoTech is approximately $5 million of income related to a MascoTech accounting change.
                                        4

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note C - Concluded:

     Included in other, net for the three months ended March 31, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was largely offset by charges for product line disposals.

D. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. The statements of income and cash flows for the three months ended March 31, 1995 have been reclassified to present the Company's home furnishings products segment as discontinued operations. In addition, the balance sheet as of March 31, 1996 and December 31, 1995 reflects the home furnishings products segment as discontinued operations. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     Combined Balance Sheet

                                                       March 31,    December 31,
     Assets                                               1996          1995
     Current assets:
       Cash and cash investments                       $  131,130     $  169,240
       Marketable securities                                4,120          4,120
       Accounts and notes receivable, net                 801,670        727,300
       Prepaid expenses                                    43,220         52,160
       Deferred income taxes                               94,460         95,650
       Net current assets of businesses held
         for disposition                                   24,850         62,410
       Inventories:
         Raw material                                     244,160        230,290
         Finished goods                                   190,030        198,680
         Work in process                                  145,100        142,700
                                                          579,290        571,670
           Total current assets                         1,678,740      1,682,550

     Equity investments in affiliates                     198,630        199,330
     Property and equipment, net                        1,507,640      1,496,840
     Excess of cost over acquired net assets              619,810        618,190
     Net non-current assets of businesses
       held for disposition                                21,290        104,510
     Net assets of discontinued operations              1,035,080      1,052,670
     Other assets                                         388,170        390,300
           Total assets                                $5,449,360     $5,544,390

     Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable                                   $   23,780     $   31,050
       Accounts payable                                   225,320        249,330
       Accrued liabilities                                421,990        406,570
           Total current liabilities                      671,090        686,950

     Long-term debt                                     2,339,720      2,466,210
     Deferred income taxes and other                      278,150        271,030
     Other interests in combined affiliates               476,230        464,770
     Equity of shareholders of Masco Corporation        1,684,170      1,655,430
           Total liabilities and shareholders' equity  $5,449,360     $5,544,390

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note D - Continued:

                                                       Three Months Ended
                                                           March 31
Combined Statement of Income                        1996               1995

Net sales                                        $1,279,790         $1,305,760

Costs and expenses, net:
  Cost of sales                                     887,220            899,530
  Selling, general and administrative expenses      232,660            229,830
  Charge on disposition of businesses, net            2,000              1,500
  Other (income) expense, net:
    Interest expense                                 28,120             34,980
    Other income, net                                (9,060)           (12,350)
                                                    19,060             22,630
                                                  1,140,940          1,153,490
Income from continuing operations before
  income taxes and other interests                  138,850            152,270
Income taxes                                         58,670             66,180
Other interests in combined affiliates               21,260             16,170

Income from continuing operations                    58,920             69,920
Income from operations of discontinued
  segment (net of income taxes)                      ---                 4,480
Cumulative effect of an accounting change, net        3,080              ---
Net income                                       $   62,000          $  74,400

Earnings per share:
  Continuing operations                                $.37               $.44
  Discontinued segment                                  --                 .03
  Cumulative effect of an accounting change             .02                --
    Earnings per share                                 $.39               $.47

Cash dividends declared and paid per share             $.19               $.18

Average shares outstanding                          160,400            158,400

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)






Note D - Concluded:

                                                        Three Months Ended
                                                             March 31

Combined Statement of Cash Flows                         1996        1995


Cash Flows From (For) Operating Activities:
 Cash provided by continuing operations               $ 102,850   $ 101,910
 (Increase) in receivables                              (78,050)   (116,250)
 (Increase) in inventories                               (5,370)    (20,960)
 Decrease in marketable securities, net                  ---         30,840
 Decrease in prepaid expenses                             9,130       5,320
 Decrease in current liabilities                        (11,640)       (560)
   Total cash from operating activities                  16,920         300


Cash Flows From (For) Investing Activities:
 Capital expenditures                                   (43,050)    (67,820)
 Proceeds from sale of Formica investment                ---         73,770
 Proceeds from sale of subsidiaries                     129,180      28,880
 Acquisitions, net of cash acquired                      (4,470)    (21,190)
 Discontinued operations, net                            17,590     (11,010)
 Net assets held for disposition                           (760)     (5,020)
 Other, net                                              17,870      46,120
   Total cash from investing activities                 116,360      43,730

Cash Flows From (For) Financing Activities:
 Increase in debt                                        54,330     257,110
 Payment of debt                                       (190,040)   (313,820)
 Cash dividends paid                                    (35,680)    (33,460)
   Total cash (for) financing activities               (171,390)    (90,170)

Cash and Cash Investments:
 Decrease for the period                                (38,110)    (46,140)
 At January 1                                           169,240     206,150
 At March 31                                          $ 131,130   $ 160,010

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

     Net sales from continuing operations for the three months ended March 31, 1996 increased 6 percent to $764 million from $721 million in the comparable period in 1995. After adjusting for a 1995 acquisition and divestitures of two small operations, net sales increased 3 percent.

     The Company's operating profit margins from continuing operations declined in the first quarter of 1996 as compared with the first quarter of 1995. Cost of sales as a percentage of sales increased to 62.9 percent for the first quarter of 1996 from 60.9 percent for the comparable period in 1995. This increase primarily reflects the influence of a higher percentage of lower margin sales to total sales, as well as under-utilization of plant capacity. Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1996 increased modestly to 22.5 percent from 22.2 percent in the comparable period in 1995.

     Included in other (income) expense, net from continuing operations for the three months ended March 31, 1996 are equity earnings from MascoTech, Inc. of $8.9 million, which include the Company's approximate $5 million equity share of MascoTech's non-recurring income, resulting from the cumulative effect of the adoption of a new accounting rule relating to the accounting for assets held for sale; equity earnings from MascoTech were $3.8 million in the comparable period in 1995. Included in other (income) expense, net for the three months ended March 31, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was largely offset by charges for product line disposals.

     Net income from continuing operations for the first quarter of 1996 decreased 11 percent to $62.0 million from $69.9 million in the comparable period in 1995, and net income from continuing operations per share also decreased 11 percent to $.39 from $.44. The Company experienced reduced operating results from its European operations; also, the Company's effective tax rate increased to 42 percent for the first quarter of 1996 from 40 percent for the comparable period in 1995 primarily as a result of higher taxes on foreign earnings.

     In addition to the above, earnings in the 1996 first quarter were comparatively lower than the previous year due to a particularly strong first quarter in 1995; relatively modest current growth in consumer spending and home improvement markets continues to adversely affect the Company's sales growth and profit margins.

     On April 1, 1996, the Company entered into an agreement for the sale of its home furnishings products businesses to Furnishings International, Inc. The Company classified its home furnishings products segment as discontinued operations in late November 1995. Furnishings International's investors currently include 399 Venture Partners (a subsidiary of Citibank), certain members of Furnishings International's management, the Company and other institutional investors.

     The value of this transaction to the Company is in excess of $1 billion with approximately $760 million of the purchase price in cash. The balance will consist of subordinated debt, preferred stock and 15 percent of the common equity of Furnishings International. In addition, the Company will receive certain transferable rights to acquire additional equity in Furnishings International.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995 (concluded)

     The transaction is expected to be completed within 90 days and is subject to certain closing conditions. The Company's President and Chief Operating Officer will join Furnishings International as its full-time Chairman, President and Chief Executive Officer and will leave the Company upon completion of the transaction.

     The Company intends to use $550 million of the anticipated proceeds from the sale of the home furnishings products businesses to reduce debt. The balance of the proceeds will eventually be reinvested in the future growth of the Company.

     In April 1996 the Company's equity affiliate MascoTech, Inc. announced the signing of a letter of intent for the sale of one of its subsidiaries. This letter of intent is subject to the execution of a definitive agreement, regulatory approval and approval by the Boards of Directors of both MascoTech and the buyer. MascoTech anticipates that this sale, if consummated, would result in a non-cash after-tax charge of approximately $30 million in the second quarter of 1996. If the sale is consummated, the Company would be required to record a non-cash after-tax charge of approximately $8 million as its equity share of this charge.

     At March 31, 1996 current assets were 2.4 times current liabilities, from continuing operations. First quarter 1996 cash from operations was affected by an expected and recurring first quarter increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first quarter, cash from operations in the remaining three quarters of 1996 should not be affected by significant increases in accounts receivable. The Company believes that its cash from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759 million of debt and equity securities.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:


                                               1996      1995

         MascoTech, Inc.                        45%       41%
         Hans Grohe, a German partnership       27%       27%
         TriMas Corporation                      5%        5%

     The Company has an approximate 39 percent voting interest in MascoTech at March 31, 1996, after including the voting interests of the preferred stockholders of MascoTech.

     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                                              Three Months Ended March 31
                                                1996               1995


         Sales - Net                          $373,920           $445,010


         Gross Profit                         $ 61,440           $ 76,460


         Net Income (After Preferred
           Stock Dividends)                   $ 19,200           $ 10,220

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                 11 -  Computation of Earnings Per Share

                 12 -  Computation of Ratio of Earnings to Fixed Charges

                 27 -  Financial Data Schedule

        (b)  Reports on Form 8-K:

                Report on Form 8-K dated January 4, 1996 reporting under Item 5 the issuance of a press release relating to the termination of Morgan Stanley Capital Partners' participation in the purchase of the Company's Home Furnishings Group.

                Report on Form 8-K dated April 1, 1996 reporting under Item 5 the issuance of a press release relating to the agreement to sell the Company's Home Furnishings Group to Furnishings International, Inc. and the Company's first quarter 1996 results.









                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     May 15, 1996               By:  /s/Richard G. Mosteller
                                          Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial officer
                                           and authorized signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit

Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule