Form 10-Q
period 1996-06-30
MASCO CORP /DE/
filed 1996-08-14
CIK 62996

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996.  Commission File Number 1-5794


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

                               Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                      Shares Outstanding at
            Class                                        August 1, 1996


Common stock, par value $1 per share                       160,602,000

                                 MASCO CORPORATION

                                       INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     June 30, 1996 and December 31, 1995           1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Six Months Ended June 30, 1996
                     and 1995                                      2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 1996 and 1995                        3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       9-11

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months and
                 Six Months Ended June 30, 1996 and 1995          12

Part II.    Other Information and Signature                       13

                                 MASCO CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET

                        June 30, 1996 and December 31, 1995
                              (Dollars in thousands)


                                                   June 30,      December 31,
          ASSETS                                     1996            1995
Current assets:
     Cash and cash investments                    $   73,030      $   60,470
     Accounts and notes receivable, net              492,600         439,900
     Prepaid expenses and other                       73,050          72,370
     Inventories:
          Finished goods                             128,140         130,070
          Raw material                               179,940         171,670
          Work in process                             91,280          90,020
                                                     399,360         391,760
               Total current assets                1,038,040         964,500

Equity investments in MascoTech, Inc.                201,360         202,380
Equity investments in other affiliates                59,340          62,570
Property and equipment, net                          884,050         856,690
Excess of cost over acquired net assets              414,720         343,510
Other noncurrent assets                              288,050         296,310
Net assets of discontinued operations              1,033,200       1,052,670
               Total assets                       $3,918,760      $3,778,630

          LIABILITIES
Current liabilities:
     Notes payable                                $   23,220      $   25,690
     Accounts payable                                118,910         125,230
     Accrued liabilities                             334,710         294,930
               Total current liabilities             476,840         445,850

Long-term debt                                     1,622,040       1,577,100
Deferred income taxes and other                      106,410         100,250
               Total liabilities                   2,205,290       2,123,200

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  160,540         160,380
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      131,800         128,550
Retained earnings                                  1,434,550       1,366,330
Cumulative translation adjustments                   (13,420)            170
               Total shareholders' equity          1,713,470       1,655,430
               Total liabilities and
                 shareholders' equity             $3,918,760      $3,778,630

             See notes to condensed consolidated financial statements.

                                 MASCO CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME

         For the Three Months and Six Months Ended June 30, 1996 and 1995
                   (Amounts in thousands except per share data)



                                             Three Months Ended       Six Months Ended
                                                   June 30                 June 30
                                              1996        1995        1996        1995
Net sales                                  $  787,000  $  714,000  $1,551,000  $1,435,000
Cost of sales                                 496,570     449,120     976,900     887,950

      Gross profit                            290,430     264,880     574,100     547,050

Selling, general and administrative
   expenses                                   169,770     159,630     339,300     317,670
Amortization of excess of cost over
   acquired net assets                          2,690       2,030       5,300       4,300


      Operating profit                        117,970     103,220     229,500     225,080

Other (income) expense, net:
   Interest expense                            16,500      19,110      34,000      35,660
   Equity (earnings) loss from
     MascoTech, Inc.                            5,570      (4,540)     (3,300)     (8,310)
   Other, net                                 (14,000)     (6,980)    (17,900)    (14,530)
                                                8,070       7,590      12,800      12,820

      Income from continuing operations
         before income taxes                  109,900      95,630     216,700     212,260

Income taxes                                   41,900      38,220      86,700      84,930

      Income from continuing operations        68,000      57,410     130,000     127,330

Income from operations of discontinued
   segment (net of income taxes of $3,990
   and $6,980 for the three months and
   six months ended June 30, 1995,
   respectively)                               ---          5,990      ---         10,470

      Net income                           $   68,000  $   63,400  $  130,000  $  137,800
Earnings per share:
   Continuing operations                         $.42        $.36        $.81        $.80

   Discontinued operations                        --          .04         --          .07

      Earnings per share                         $.42        $.40        $.81        $.87

Cash dividends declared and paid per share       $.19        $.18        $.38        $.36

Average shares outstanding                    160,500     158,800     160,500     158,800

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1996 and 1995
                             (Dollars in thousands)


                                                          Six Months Ended
                                                               June 30
                                                         1996          1995

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by continuing operations            $168,800      $148,880
     (Increase) in receivables                          (39,500)      (59,590)
     (Increase) decrease in inventories                   1,950       (39,540)
     Decrease in prepaid expenses                           340         5,650
     Increase (decrease) in current liabilities          18,970       (20,730)

          Total cash from operating activities
            of continuing operations                    150,560        34,670

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies                          (100,000)        ---
     Capital expenditures                               (50,840)      (81,380)
     Proceeds from sale of Formica investment             ---          74,470
     Proceeds from sales of investments                  23,870         ---
     Other, net                                         (11,090)      (12,860)
          Total cash (for) investing activities
            of continuing operations                   (138,060)      (19,770)

Discontinued operations, net                             19,470       (12,850)

          Total cash (for) investing activities        (118,590)      (32,620)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                   300,420       369,960
     Payment of debt                                   (258,910)     (308,770)
     Cash dividends paid                                (60,920)      (56,980)

          Total cash from (for) financing activities
            of continuing operations                    (19,410)        4,210

CASH AND CASH INVESTMENTS:
     Increase for the period                             12,560         6,260
     At January 1                                        60,470        36,530

     At June 30                                        $ 73,030      $ 42,790










            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 1996 and the results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The statement of income for the three months and six months ended June 30, 1995, statement of cash flows for the six months ended June 30, 1995 and related notes have been reclassified to present the Company's home furnishings products segment as discontinued operations.
     The condensed consolidated balance sheet as of June 30, 1996 and December 31, 1995 also reflects the home furnishings products segment as discontinued operations. The condensed consolidated balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B. On April 1, 1996, the Company entered into an agreement for the sale of its home furnishings products businesses to Furnishings International Inc. The Company classified its home furnishings products segment as discontinued operations in late November 1995. Furnishings International's investors currently include 399 Venture Partners, certain members of Furnishings International's management, the Company and certain affiliates of Travelers Group Inc.

     On August 5, 1996, the Company finalized the sale of its home furnishings products businesses to Furnishings International Inc. Total proceeds to Masco from the sale are in excess of $1.0 billion with approximately $710 million of the purchase price in cash. The balance consists of junior debt securities, preferred stock and 15 percent of the common stock of Furnishings International. In addition, Masco received certain transferable rights to acquire additional equity in Furnishings International.

     The Company's discontinued home furnishings products segment had net income of approximately $16.0 million for the six months ended June 30, 1996 (excluded from results of operations for 1996 as it was considered in determining the $650 million loss recorded in late 1995).

C.   Other (income) expense, net consists of the following, in thousands:

                                   Three Months Ended       Six Months Ended
                                         June 30                June 30
                                    1996        1995        1996        1995

       Interest expense            $16,500    $19,110      $34,000    $35,660
       Equity (earnings) loss
         from MascoTech, Inc.        5,570     (4,540)      (3,300)    (8,310)
       Equity earnings, other       (1,880)    (2,470)      (3,900)    (4,730)
       Interest income and gains
         from marketable
         securities and
         cash investments           (7,890)    (3,930)     (11,600)    (6,110)
       Other, net                   (4,230)      (580)      (2,400)    (3,690)
                                   $ 8,070    $ 7,590      $12,800    $12,820

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note C - Continued:

     Interest expense for the three months and six months ended June 30, 1996 and 1995 is presented net of interest expense allocated to discontinued operations of $8.9 million and $9.0 million and $19.8 million and $20.9 million, respectively.

     The equity loss in the 1996 second quarter results from the Company's equity share (approximately $11.7 million pre-tax) of losses regarding the disposition of metal stamping businesses of MascoTech, Inc.

     Included in equity earnings from MascoTech for the six months ended June 30, 1996 is approximately $5.0 million of pre-tax income related to a MascoTech accounting change in the first quarter of 1996.

     Other, net in the 1996 second quarter includes an approximate $4.4 million gain from the sale of certain common shares of TriMas Corporation.

     Included in other, net for the six months ended June 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation in the first quarter of 1995; this gain was largely offset by charges for product line disposals.

D. Late in the second quarter of 1996, the Company acquired the Moore Group Ltd., a United Kingdom manufacturer of kitchen and bath cabinets and Horst Breuer GmbH, a German manufacturer of shower enclosures, for approximately $100 million. The acquisitions were accounted for as purchase transactions. These companies had combined annual net sales in 1995 of approximately $100 million.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


     E. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. The statement of income for the three months and six months ended June 30, 1995 and the statement of cash flows for the six months ended June 30, 1995 have been reclassified to present the Company's home furnishings products segment as discontinued operations. The balance sheet as of June 30, 1996 and December 31, 1995 also reflects the home furnishings products segment as discontinued operations. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

          Combined Balance Sheet

                                                      June 30,     December 31,
          Assets                                        1996           1995
          Current assets:
               Cash and cash investments             $  199,050    $  169,240
               Accounts and notes receivable, net       776,610       727,300
               Prepaid expenses and other                55,740        56,280
               Deferred income taxes                     55,400        95,650
               Net current assets of businesses
                 held for disposition                    39,190        62,410
               Inventories:
                    Finished goods                      190,930       198,680
                    Raw material                        236,570       230,290
                    Work in process                     139,550       142,700
                                                        567,050       571,670
                         Total current assets         1,693,040     1,682,550

          Equity investments in affiliates              207,090       199,330
          Property and equipment, net                 1,465,370     1,496,840
          Excess of cost over acquired net assets       639,940       618,190
          Net noncurrent assets of businesses held
             for disposition                             20,720       104,510
          Net assets of discontinued operations       1,033,200     1,052,670
          Other noncurrent assets                       380,900       390,300
                         Total assets                $5,440,260    $5,544,390

          Liabilities and Shareholders' Equity
          Current liabilities:
               Notes payable                         $   25,770    $   31,050

               Accounts payable                         219,870       249,330
               Accrued liabilities                      462,520       406,570
                         Total current liabilities      708,160       686,950

          Long-term debt                              2,257,820     2,466,210

          Deferred income taxes and other               279,960       271,030

          Other interests in combined affiliates        480,850       464,770

          Equity of shareholders of Masco Corporation 1,713,470     1,655,430
                         Total liabilities and
                           shareholders' equity      $5,440,260    $5,544,390

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note E - Continued:

                                              Three Months Ended        Six Months Ended
                                                    June 30                  June 30
Combined Statement of Income                   1996        1995         1996        1995

Net sales                                   $1,286,260  $1,306,730   $2,566,050  $2,612,490

Costs and expenses, net:
  Cost of sales                                884,440     922,070    1,771,660   1,821,600
  Selling, general and
    administrative expenses                    229,160     229,650      461,820     459,480
  Charge on disposition of
    businesses, net                             29,520       1,000       31,520       2,500
  Other (income) expense, net:
    Interest expense                            26,160      35,920       54,280      70,900
    Other income, net                          (19,040)    (18,170)     (28,100)    (30,520)
                                                 7,120      17,750       26,180      40,380
                                             1,150,240   1,170,470    2,291,180   2,323,960
Income from continuing operations before
  income taxes and other interests             136,020     136,260      274,870     288,530
Income taxes                                    60,580      60,130      119,250     126,310
Other interests in combined affiliates           7,440      18,720       28,700      34,890

Income from continuing operations               68,000      57,410      126,920     127,330
Income from operations of discontinued
  segment (net of income taxes)                 ---          5,990        ---        10,470
Cumulative effect of an accounting
  change, net                                   ---         ---           3,080       ---
Net income                                  $   68,000  $   63,400   $  130,000  $  137,800

Earnings per share:
  Continuing operations                           $.42        $.36         $.79        $.80
  Discontinued segment                              --         .04           --         .07
  Cumulative effect of an accounting change         --         --           .02          --
    Earnings per share                            $.42        $.40         $.81        $.87

Cash dividends declared and paid per share        $.19        $.18         $.38        $.36

Average shares outstanding                     160,500     158,800      160,500     158,800

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note E - Concluded:

                                                     Six Months Ended
                                                         June 30

Combined Statement of Cash Flows                     1996        1995


Cash Flows From (For) Operating Activities:
 Cash provided by continuing operations           $ 230,080   $ 196,430
 (Increase) in receivables                          (62,400)    (88,900)
 (Increase) decrease in inventories                   8,860     (43,640)
 Decrease in marketable securities, net              14,000      53,230
 Decrease in prepaid expenses                         1,370      14,970
 Increase (decrease) in current liabilities          36,700     (42,440)

    Total cash from operating activities            228,610      89,650

Cash Flows From (For) Investing Activities:
 Capital expenditures                               (81,530)   (126,930)
 Acquisitions, net of cash acquired                (104,470)    (22,810)
 Proceeds from sale of subsidiaries                 184,020      37,400
 Proceeds from sales of investments                  23,870       ---
 Proceeds from sale of Formica investment             ---        74,470
 Discontinued operations, net                        19,470     (12,850)
 Net assets held for disposition                       (820)      7,790
 Other, net                                          48,070      33,980

    Total cash from (for) investing activities       88,610      (8,950)

Cash Flows From (For) Financing Activities:
 Increase in debt                                   301,140     543,710
 Payment of debt                                   (516,760)   (590,650)
 Cash dividends paid                                (71,790)    (67,310)

    Total cash (for) financing activities          (287,410)   (114,250)

Cash and Cash Investments:
 Increase (decrease) for the period                  29,810     (33,550)
 At January 1                                       169,240     206,150)

 At June 30                                       $ 199,050   $ 172,600

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER 1996 AND THE FIRST SIX MONTHS 1996 VERSUS
SECOND QUARTER 1995 AND THE FIRST SIX MONTHS 1995


     Net sales from continuing operations increased 10 percent and 8 percent for the second quarter and six months ended June 30, 1996, respectively, from the comparable periods in 1995. After adjusting for a 1995 acquisition and divestitures of two small operations, net sales for the second quarter and six months ended June 30, 1996 increased 8 percent and 6 percent, respectively, from the comparable 1995 periods.

      Cost of sales as a percentage of sales increased to 63.1 percent from 62.9 percent and to 63.0 percent from 61.9 percent for the second quarter and six months ended June 30, 1996, respectively, from the comparable periods in 1995; these increases primarily reflect the influence of a higher percentage of lower margin sales to total sales, under-utilized plant capacity and softness in the
Company's European markets.    Selling, general and administrative expenses as a
percentage of sales decreased to 21.6 percent from 22.4 percent and to 21.9 percent from 22.1 percent for the second quarter and six months ended June 30, 1996, respectively, from the comparable periods in 1995; these decreases are primarily the result of higher promotional and advertising costs in the prior periods.

     The Company's operating profit margins from continuing operations improved in the second quarter of 1996 as compared with the second quarter of 1995 and declined for the first six months of 1996 as compared with the first six months of 1995.

     Included in other (income) expense, net for the second quarter of 1996 were equity losses from MascoTech, Inc. of $5.6 million, as compared with equity earnings of $4.5 million for the comparable period of 1995. Excluding the Company's $11.7 million pre-tax ($7.2 million after-tax) equity share of MascoTech's second quarter charge resulting from the disposition of its metal stamping businesses, second quarter 1996 equity earnings from MascoTech were $6.1 million.

     Equity earnings from MascoTech for the six months ended June 30, 1996 of $3.3 million reflect the Company's equity share of the above-mentioned charge as well as the Company's approximate $5.0 million equity share of MascoTech's first quarter 1996 non-recurring income resulting from the cumulative effect of the adoption of a new accounting rule. Excluding these unusual recordings, equity earnings from MascoTech were $10.0 million for the six months ended June 30, 1996, as compared with equity earnings of $8.3 million for the comparable 1995 period.

     Other (income) expense, net for the second quarter of 1996 includes a $4.4 million gain from the sale of certain common shares of TriMas Corporation and gains aggregating $6.0 million from the sale of certain of the company's long-term investments. Included in other, net for the six months ended June 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation in the first quarter of 1995; this gain was largely offset by charges for product line disposals.

     After-tax income from continuing operations for the second quarter of 1996 increased 18 percent to $68.0 million from $57.4 million in the comparable 1995 period, and income from continuing operations per share increased 17 percent to $.42 from $.36. After-tax income from continuing operations for the six months ended June 30, 1996, increased 2 percent to $130.0 million from $127.3 million in the comparable 1995 period, and income from continuing operations per share increased 1 percent to $.81 from $.80.

     Including discontinued operations, net income for the second quarter of 1996 increased 7 percent to $68.0 million from $63.4 million in the comparable 1995 period, and earnings per share increased 5 percent to $.42 from $.40. Including discontinued operations, net income for the first six months of 1996 decreased 6 percent to $130.0 million from $137.8 million in the comparable 1995 period, and earnings per share decreased 7 percent to $.81 from $.87.

     The Company's effective tax rate decreased to approximately 38 percent for the second quarter of 1996 from 40 percent for the comparable period in 1995. Such decrease reflects the reduced results of European operations as well as the second quarter 1996 realization of capital gains from the sale of certain of the Company's long-term investments which were offset by capital loss benefits resulting from the disposition of the Company's home furnishings products businesses.

     On April 1, 1996, the Company entered into an agreement for the sale of its home furnishings products businesses to Furnishings International Inc. The Company classified its home furnishings products segment as discontinued operations in late November 1995. Furnishings International's investors currently include 399 Venture Partners, certain members of Furnishings International's management, the Company and certain affiliates of Travelers Group Inc.

     On August 5, 1996, the Company finalized the sale of its home furnishings products businesses to Furnishings International Inc. Total proceeds to Masco from the sale are in excess of $1.0 billion with approximately $710 million of the purchase price in cash. The balance consists of junior debt securities, preferred stock and 15 percent of the common stock of Furnishings International. In addition, Masco received certain transferable rights to acquire additional equity in Furnishings International. The Company expects to realize an increase of approximately $.04 in quarterly per share earnings related to additional income from proceeds of the transaction.

     The Company intends to use $550 million of the proceeds from the sale of the home furnishings products businesses to reduce debt. The balance of the proceeds will eventually be reinvested in the future growth of the Company.

     The Company's Executive Vice President and President-Building Products, Raymond F. Kennedy, was appointed as President and Chief Operating Officer in August 1996. The Company's former President and Chief Operating Officer, Wayne
B. Lyon, has joined Furnishings International as its full-time Chairman, President and Chief Executive Officer.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759 million of debt and equity securities.

     At June 30, 1996 current assets were 2.2 times current liabilities. First and second quarter 1996 cash from operations was affected by an expected and recurring first-half increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first half of the year, cash flows from operations in the remaining two quarters of 1996 should not be affected by significant increases in accounts receivable. The Company believes that its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

     The Company's founder and Chairman Emeritus, Alex Manoogian, passed away on July 10, 1996 at the age of 95.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


                                               1996       1995

         MascoTech, Inc.                        45%        44%
         Hans Grohe, a German partnership       27%        27%
         TriMas Corporation                      4%         5%

     The Company has an approximate 39 percent voting interest in MascoTech at June 30, 1996, after including the voting interests of the preferred stockholders of MascoTech.

     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                1996        1995        1996        1995

         Sales - Net          $345,060    $439,290    $718,980    $884,300




         Gross Profit         $ 57,930    $ 69,250    $119,370    $145,710




         Net Income (Loss)
           (After Preferred
            Stock Dividends)  $ (9,900)   $ 11,860    $  9,300    $ 22,080

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION

Items 1, 2, 3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 22, 1996 at which the three nominees for the Company's Board of Directors identified in the Company's proxy statement dated April 29, 1996 were elected, and the Board of Directors recommendation of Coopers & Lybrand L.L.P. as independent auditors for the Company for the year 1996 was approved. Following is a tabulation of shares voted:

        Election of Directors

                  Lillian Bauder(1) John A. Morgan(1) Joseph L. Hudson, Jr.

        For         134,137,296      132,656,577       134,127,120
        Withheld      7,322,650        8,803,369         7,332,826
        (1) Re-elected

        Ratification of the Selection of Coopers & Lybrand L.L.P. as Independent Auditors for the Company for the Year 1996

         For                                    141,058,751
         Against                                    144,927
         Abstentions and Broker Non-voters          256,268

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

                  11 -  Computation of Earnings Per Share
                  12 - Computation of Ratio of Earnings to Fixed Charges 27 - Financial Data Schedule

        (b)  Reports on Form 8-K:

             Report on Form 8-K dated April 1, 1996, reporting under Item 5 the issuance of a press release relating to the agreement to sell the Company's Home Furnishings Group to Furnishings International Inc. and the Company's first quarter 1996 results.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MASCO CORPORATION

                                                  (Registrant)

Date:  August 13, 1996                By:  /s/Robert B. Rosowski
                                           Robert B. Rosowski
                                           Vice President-Controller
                                           (Chief Accounting Officer and
                                           Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit


Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule