Form 10-Q
period 1996-09-30
MASCO CORP /DE/
filed 1996-11-14
CIK 62996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


              Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996.  Commission File Number 1-5794


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

                              Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                           November 1, 1996


Common stock, par value $1 per share                          160,455,000

                                MASCO CORPORATION

                                      INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheet -
                     September 30, 1996 and December 31, 1995      1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Nine Months Ended September 30, 1996
                     and 1995                                      2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1996 and 1995                   3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       10-12

             Unaudited Information Regarding Equity
                 Affiliates for the Three Months and
                 Nine Months Ended September 30, 1996
                 and 1995                                         13

Part II.    Other Information and Signature                       14

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    September 30, 1996 and December 31, 1995
                             (Dollars in thousands)


                                                 September 30,   December 31,
          ASSETS                                     1996            1995
Current assets:
     Cash and cash investments                    $  196,500      $   60,470
     Accounts and notes receivable, net              526,040         439,900
     Prepaid expenses and other                       72,560          72,370
     Inventories:
          Finished goods                             135,150         130,070
          Raw material                               193,040         171,670
          Work in process                             88,940          90,020
                                                     417,130         391,760
               Total current assets                1,212,230         964,500

Equity investments in MascoTech, Inc.                208,740         202,380
Equity investments in other affiliates                64,560          62,570
Investments in Furnishings International Inc.        342,370          ---
Property and equipment, net                          906,450         856,690
Excess of cost over acquired net assets              456,370         343,510
Other noncurrent assets                              299,100         296,310
Net assets of discontinued operations                 ---          1,052,670
               Total assets                       $3,489,820      $3,778,630

          LIABILITIES
Current liabilities:
     Notes payable                                $    8,340      $   25,690
     Accounts payable                                114,360         125,230
     Accrued liabilities                             374,870         294,930
               Total current liabilities             497,570         445,850

Long-term debt                                     1,102,020       1,577,100
Deferred income taxes and other                      113,060         100,250
               Total liabilities                   1,712,650       2,123,200

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  160,710         160,380
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                     ---              ---
Paid-in capital                                      135,710         128,550
Retained earnings                                  1,484,200       1,366,330
Cumulative translation adjustments                    (3,450)            170
               Total shareholders' equity          1,777,170       1,655,430
               Total liabilities and
                 shareholders' equity             $3,489,820      $3,778,630

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

     For the Three Months and Nine Months Ended September 30, 1996 and 1995
                  (Amounts in thousands except per share data)


                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                     1996        1995        1996        1995

Net sales                          $843,000    $738,000   $2,394,000 $2,173,000
Cost of sales                       522,000     461,330    1,498,900  1,349,280

      Gross profit                  321,000     276,670      895,100    823,720

Selling, general and administrative
   expenses                         180,900     159,270      520,200    476,940
Amortization of excess of cost over
   acquired net assets                3,300       2,700        8,600      7,000

      Operating profit              136,800     114,700      366,300    339,780

Other (income) expense, net:
   Interest expense                  20,900      17,820       54,900     53,480
   Equity earnings from
     MascoTech, Inc.                 (6,700)     (5,290)     (10,000)   (13,600)
   Other, net                       (13,700)     (1,340)     (31,600)   (15,870)
                                        500      11,190       13,300     24,010

      Income from continuing
         operations before income
         taxes                      136,300     103,510      353,000    315,770

Income taxes                         54,500      41,440      141,200    126,370

      Income from continuing
         operations                  81,800      62,070      211,800    189,400

Income from operations of
   discontinued segment (net of
   income taxes of $3,360 and
   $10,330 for the three months
   and nine months ended September
   30, 1995, respectively)            ---         5,030       ---       15,500

      Net income                   $ 81,800    $ 67,100  $  211,800   $204,900

Earnings per share:
   Continuing operations               $.51        $.39       $1.32      $1.19

   Discontinued operations            --            .03        --          .10

      Earnings per share               $.51        $.42       $1.32      $1.29

Cash dividends per share:
   Dividends paid                      $.19        $.18       $ .57      $ .54

   Dividends declared                  $.20        $.19       $ .58      $ .55

Average shares outstanding          160,500     159,300     160,500    159,300


            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 1996 and 1995
                             (Dollars in thousands)


                                                          Nine Months Ended
                                                           September 30
                                                         1996          1995

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS:
     Cash provided by continuing operations            $258,500      $232,240
     Increase in receivables                            (66,650)      (80,610)
     Increase in inventories                             (7,420)      (29,520)
     Decrease in prepaid expenses                         1,440         1,810
     Increase (decrease) in current liabilities          17,460        (1,980)

          Total cash from operating activities
            of continuing operations                    203,330       121,940

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies                          (173,110)        ---
     Capital expenditures                               (80,380)     (112,690)
     Proceeds from sale of Formica investment             ---          74,470
     Proceeds from sales of investments                  31,300         ---
     Other, net                                           9,030       (17,680)
          Total cash (for) investing activities
            of continuing operations                   (213,160)      (55,900)

Discontinued operations, net                             29,030        22,300
     Cash proceeds from sale of discontinued
       operations                                       707,630         ---

          Total cash from (for) investing activities    523,500       (33,600)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                   136,350       379,200
     Payment of debt                                   (635,720)     (367,250)
     Cash dividends paid                                (91,430)      (85,840)

          Total cash (for) financing activities
            of continuing operations                   (590,800)      (73,890)

CASH AND CASH INVESTMENTS:
     Increase for the period                            136,030        14,450
     At January 1                                        60,470        36,530

     At September 30                                   $196,500      $ 50,980







            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 1996 and the results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The statement of income for the three months and nine months ended September 30, 1995, statement of cash flows for the nine months ended September 30, 1995 and related notes have been reclassified to present the Company's home furnishings products segment as discontinued operations. The condensed consolidated balance sheet as of December 31, 1995 also includes the home furnishings products segment as discontinued operations. The condensed consolidated balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Earnings per share are calculated based on the weighted average common shares outstanding.

B. On April 1, 1996, the Company entered into an agreement for the sale of its home furnishings products businesses to Furnishings International Inc. The Company classified its home furnishings products segment as discontinued operations in late November 1995. Furnishings International's investors include 399 Venture Partners (a subsidiary of Citibank), certain members of Furnishings International's management, the Company and certain affiliates of Travelers Group Inc.

     On August 5, 1996, the Company finalized the sale of its home furnishings products businesses to Furnishings International Inc. Total proceeds to Masco from the sale are in excess of $1.0 billion with approximately $710 million of the purchase price in cash. The balance consists of $285 million of 12 percent pay-in-kind junior debt securities, approximately $57 million of 13 percent cumulative preferred stock, convertible preferred stock and 15 percent of the common stock of Furnishings International. The Company will record dividend income from the 13 percent cumulative preferred stock if and when such dividends are declared. The Company applied approximately $550 million of the proceeds from the sale of the home furnishings products businesses to reduce debt.

     Under a transitional services agreement, the Company will provide corporate related services for a fee to Furnishings International through April 30, 1997. If requested by Furnishings International, such services may continue after April 30, 1997, at a renegotiated fee.

     The Company's estimated $650 million charge for the disposition of the home furnishings products segment, which was recorded at December 31, 1995, approximated the actual loss on disposition.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


C.   Other (income) expense, net consists of the following, in thousands:

                                   Three Months Ended      Nine Months Ended
                                      September 30           September 30
                                    1996        1995        1996       1995

       Interest expense            $20,900    $17,820      $54,900   $ 53,480
       Equity earnings
         from MascoTech, Inc.       (6,700)    (5,290)     (10,000)   (13,600)
       Equity earnings, other       (2,000)    (2,970)      (5,900)    (7,700)
       Interest income and gains
         from marketable
         securities and
         cash investments          (13,700)    (2,300)     (25,300)    (8,410)
       Other, net                    2,000      3,930         (400)       240
                                   $   500    $11,190      $13,300   $ 24,010


     Interest expense is presented net of interest expense allocated to discontinued operations of $2.0 million and $10.4 million for the three months ended September 30, 1996 and 1995 and $21.8 million and $31.3 million for the nine months ended September 30, 1996 and 1995, respectively.

     Equity earnings from MascoTech, Inc. for the nine months ended September 30, 1996 include the Company's equity share (approximately $11.7 million pre-tax) of losses resulting from MascoTech's disposition of its metal stamping businesses during the second quarter of 1996, and approximately $5.0 million of pre-tax income related to a MascoTech accounting change in the first quarter of 1996.

     Interest income and gains from marketable securities and cash investments for both the third quarter and nine months ended September 30, 1996 include interest income of $5.3 million from the 12 percent pay-in-kind junior debt securities of Furnishings International Inc. Also included for the third quarter and nine months ended September 30, 1996 are gains aggregating $5.2 million and $12.9 million, respectively, from the sale of certain of the Company's long-term investments.

     Other, net for the nine months ended September 30, 1996 includes a second quarter gain of approximately $4.4 million from the sale of certain common shares of TriMas Corporation.

     Included in other, net for the nine months ended September 30, 1995, was a $15.9 million gain from the sale of the Company's investment in Formica Corporation in the first quarter of 1995; this gain was largely offset by charges for product line disposals.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


     D. In the third quarter of 1996, the Company acquired E. Missel GmbH, a leading German manufacturer of plumbing specialty products; during the second quarter of 1996, the Company acquired the Moore Group Ltd., a United Kingdom manufacturer of kitchen and bath cabinets and Horst Breuer GmbH, a German manufacturer of shower enclosures. The aggregate purchase price for these companies was approximately $173 million.
          The acquisitions were accounted for as purchase transactions. These companies had combined annual net sales in 1995 of approximately $140 million.

     E. During October 1996, the Company announced and completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants owned by the Company to purchase 10 million shares of MascoTech common stock. Under the sale agreement, the Company received approximately $266 million, with $115 million cash paid at closing. The balance of the consideration is due within one year of the closing and may be paid entirely in cash or, at MascoTech's option, cash and some or all of the publicly traded securities of Emco Limited held by MascoTech.

          The transaction reduced the Company's common equity ownership in MascoTech from 45 percent to approximately 21 percent. This transaction, when considered along with the conversion in mid-1997 of outstanding MascoTech preferred stock into MascoTech common stock, will reduce the Company's ownership in MascoTech to approximately 16 percent.

     F. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. The statement of income for the three months and nine months ended September 30, 1995 and the statement of cash flows for the nine months ended September 30, 1995 have been reclassified to present the Company's home furnishings products segment as discontinued operations. The balance sheet as of December 31, 1995 also includes the home furnishings products segment as discontinued operations. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note F - Continued:

     Combined Balance Sheet

                                                   September 30,   December 31,
          Assets                                        1996           1995
          Current assets:
               Cash and cash investments             $  354,330     $  169,240
               Accounts and notes receivable, net       799,880        727,300
               Prepaid expenses and other                76,580         56,280
               Deferred income taxes                     90,860         95,650
               Net current assets of businesses
                 held for disposition                     ---           62,410
               Inventories:
                    Raw material                        245,040        230,290
                    Finished goods                      199,020        198,680
                    Work in process                     139,460        142,700
                                                        583,520        571,670
                         Total current assets         1,905,170      1,682,550

          Equity investments in affiliates              216,790        199,330
          Investments in Furnishings
            International Inc.                          342,370          ---
          Property and equipment, net                 1,491,770      1,496,840
          Excess of cost over acquired net assets       704,360        618,190
          Net noncurrent assets of businesses held
             for disposition                              ---          104,510
          Net assets of discontinued operations           ---        1,052,670
          Other noncurrent assets                       430,670        390,300
                         Total assets                $5,091,130     $5,544,390

          Liabilities and Shareholders' Equity
          Current liabilities:
               Notes payable                         $   10,650     $   31,050

               Accounts payable                         211,060        249,330
               Accrued liabilities                      538,150        406,570
                         Total current liabilities      759,860        686,950

          Long-term debt                              1,741,730      2,466,210

          Deferred income taxes and other               316,740        271,030

          Other interests in combined affiliates        495,630        464,770

          Equity of shareholders of Masco
            Corporation                               1,777,170      1,655,430
                         Total liabilities and
                           shareholders' equity      $5,091,130     $5,544,390

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note F - Continued:
                                    Three Months Ended     Nine Months Ended
                                      September 30            September 30
Combined Statement of Income        1996        1995        1996        1995


Net sales                         $1,277,660  $1,269,410  $3,843,710  $3,881,900

Costs and expenses, net:
  Cost of sales                      853,290     883,170   2,624,950   2,704,770
  Selling, general and
    administrative expenses          236,470     223,520     698,290     683,000
  (Gain) loss on disposition of
    businesses, net                   ---         (7,790)     31,520     (5,290)

  Other (income) expense, net:
    Interest expense                  29,410      32,130      83,690    103,030
    Other income, net                (20,620)     (2,300)    (48,720)   (32,820)
                                       8,790      29,830      34,970     70,210
                                   1,098,550   1,128,730   3,389,730  3,452,690
Income from continuing operations
  before income taxes and other
  interests                          179,110     140,680     453,980    429,210
Income taxes                          77,350      61,200     196,600    187,510
Other interests in combined
  affiliates                          19,960      17,410      48,660     52,300

Income from continuing operations     81,800      62,070     208,720    189,400

Income from operations of
  discontinued segment (net of
  income taxes)                       ---          5,030       ---       15,500
Cumulative effect of an accounting
  change, net                         ---         ---          3,080      ---
Net income                        $   81,800  $   67,100   $ 211,800 $  204,900

Earnings per share:
  Continuing operations                 $.51        $.39       $1.30      $1.19
  Discontinued segment                --             .03          --        .10
  Cumulative effect of an
    accounting change                 --          --             .02        --
    Earnings per share                  $.51       $.42        $1.32      $1.29

Cash dividends per share:
  Dividends paid                        $.19       $.18        $ .57      $ .54
  Dividends declared                    $.20       $.19        $ .58      $ .55

Average shares outstanding           160,500    159,300      160,500     159,300

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note F - Concluded:

                                                    Nine Months Ended
                                                      September 30

Combined Statement of Cash Flows                     1996        1995


Cash Flows From (For) Operating Activities:
 Cash provided by continuing operations           $ 359,450   $ 303,000
 Increase in receivables                            (70,860)   (122,480)
 (Increase) decrease in inventories                     900     (33,400)
 (Increase) decrease in marketable
    securities, net                                 (14,270)     54,460
 Decrease in prepaid expenses                         1,440      14,250
 Increase (decrease) in current liabilities          44,750     (22,560)

    Total cash from operating activities            321,410     193,270

Cash Flows From (For) Investing Activities:
 Capital expenditures                              (125,510)   (176,890)
 Acquisitions, net of cash acquired                (199,050)    (22,810)
 Proceeds from sale of discontinued operations      707,630      ---
 Proceeds from sale of subsidiaries                 212,100      94,880
 Proceeds from sales of investments                  31,300      ---
 Proceeds from sale of Formica investment            ---         74,470
 Discontinued operations, net                        29,030      22,300
 Other, net                                          69,620      38,540

    Total cash from investing activities            725,120      30,490

Cash Flows From (For) Financing Activities:
 Increase in debt                                   156,180     509,100
 Payment of debt                                   (909,020)   (691,920)
 Cash dividends paid                               (108,600)   (101,530)

    Total cash (for) financing activities          (861,440)   (284,350)

Cash and Cash Investments:
 Increase (decrease) for the period                 185,090     (60,590)
 At January 1                                       169,240     206,150

 At September 30                                  $ 354,330   $ 145,560

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1996 AND THE FIRST NINE MONTHS 1996 VERSUS
THIRD QUARTER 1995 AND THE FIRST NINE MONTHS 1995

Sales and Operations

     Consolidated net sales from continuing operations increased 14 percent and 10 percent for the third quarter and nine months ended September 30, 1996, respectively, from the comparable periods in 1995.

     After adjusting for acquisitions and the divestiture of two small operations, consolidated net sales for the third quarter and nine months ended September 30, 1996 increased 11 percent and 7 percent, respectively, from the comparable 1995 periods. Such increases primarily reflect increases in unit sales volume of faucets, cabinets and other kitchen and bath products.

     Excluding European acquisitions in 1996, net sales from European-based operations for the third quarter and nine months ended September 30, 1996 increased 3 percent and decreased 2 percent, respectively, from the comparable 1995 periods.

     Cost of sales as a percentage of sales for the third quarter of 1996 decreased to 61.9 percent as compared with 62.5 percent for the prior year quarter due to increased sales of higher margin products and the favorable influence of 1996 acquisitions. Selling, general and administrative expenses as a percentage of sales for the third quarter of 1996 decreased slightly to 21.5 percent from 21.6 percent for the third quarter of 1995.

     Cost of sales as a percentage of sales for the nine months ended September 30, 1996 increased to 62.6 percent from 62.1 percent for the comparable period in the prior year due to softness in the Company's European markets and under-utilized plant capacity and the influence of a higher percentage of lower margin sales to total sales during the first half of 1996. Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1996 decreased to 21.7 percent from 21.9 percent for the comparable prior year period; such decrease is the result of higher promotional and advertising costs in the prior-year period.

     The Company's operating profit margins from continuing operations improved in the third quarter of 1996 as compared with the third quarter of 1995 and declined slightly for the first nine months of 1996 as compared with the first nine months of 1995, principally for the reasons discussed above.

Other (Income) Expense

     Included in other (income) expense, net for the third quarter of 1996 were equity earnings from MascoTech, Inc. of $6.7 million, as compared with equity earnings of $5.3 million for the comparable period of 1995.

     Equity earnings from MascoTech for the nine months ended September 30, 1996 of $10.0 million include the Company's $11.7 million pre-tax ($7.2 million after-tax) equity share of MascoTech's second quarter 1996 disposition charge resulting from the sale of its metal stamping businesses, as well as the Company's approximate $5.0 million pre-tax equity share of MascoTech's first quarter 1996 non-recurring income resulting from the cumulative effect of the adoption of a new accounting rule.

     Included in other (income) expense, net for the third quarter of 1996 is interest income of $5.3 million from the 12 percent pay-in-kind junior debt securities of Furnishings International Inc. and gains aggregating $5.2 million from the sale of certain of the Company's long-term investments.

     Other (income) expense, net for the nine months ended September 30, 1996 includes the interest income discussed above, gains aggregating $12.9 million from the sale of certain of the Company's long-term investments and a $4.4 million gain from the sale of certain common shares of TriMas Corporation. Included in other (income) expense, net for the nine months ended September 30, 1995 was a $15.9 million gain from the sale of the Company's investment in Formica Corporation in the first quarter of 1995; this gain was largely offset by charges for product line disposals.

Net Income and Earnings Per Share

     After-tax income from continuing operations for the third quarter of 1996 increased 32 percent to $81.8 million from $62.1 million in the comparable 1995 period, and income per share from continuing operations increased 31 percent to $.51 from $.39. After-tax income from continuing operations for the nine months ended September 30, 1996 increased 12 percent to $211.8 million from $189.4 million in the comparable 1995 period, and income per share from continuing operations increased 11 percent to $1.32 from $1.19.

Sale of Home Furnishings Products Businesses

     On April 1, 1996, the Company entered into an agreement for the sale of its home furnishings products businesses to Furnishings International Inc. The Company classified its home furnishings products segment as discontinued operations in late November 1995. Furnishings International's investors currently include 399 Venture Partners (a subsidiary of Citibank), certain members of Furnishings International's management, the Company and certain affiliates of Travelers Group Inc.

     On August 5, 1996, the Company finalized the sale of its home furnishings products businesses to Furnishings International Inc. Total proceeds to Masco from the sale are in excess of $1.0 billion with approximately $710 million of the purchase price in cash. The balance consists of $285 million of 12 percent pay-in-kind junior debt securities, approximately $57 million of 13 percent cumulative preferred stock, convertible preferred stock and 15 percent of the common stock of Furnishings International. The Company will record dividend income from the 13 percent cumulative preferred stock if and when such dividends are declared.

     Proceeds from the transaction generated interest income of approximately $.02 in per share earnings for the third quarter of 1996. Looking forward, the Company expects to realize approximately $.04 in quarterly per share earnings related to interest income from proceeds of the transaction.

     Under a transitional services agreement, the Company will provide corporate-related services for a fee to Furnishings International through April 30, 1997. If requested by Furnishings International, such services may continue after such date, at a renegotiated fee.

     The Company applied approximately $550 million of the proceeds from the sale of the home furnishings products businesses to reduce debt. The balance of the proceeds will eventually be reinvested in the future growth of the Company.

     The Company's estimated $650 million charge for the disposition of the home furnishings products segment, which was recorded at December 31, 1995, approximated the actual loss on disposition as of the sale date.

     The Company's former President and Chief Operating Officer, Wayne B. Lyon, has joined Furnishings International as its full-time Chairman, President and Chief Executive Officer. The Company's Executive Vice President and President-Building Products, Raymond F. Kennedy, was appointed as President and Chief Operating Officer in August 1996.

Reduction of Investment in MascoTech, Inc.

     During October 1996, the Company announced and completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants owned by the Company to purchase 10 million shares of MascoTech common stock.

     Under the sale agreement, the Company received approximately $266 million, with $115 million cash paid at closing. The balance of the consideration is due within one year of the closing and may be paid entirely in cash or, at MascoTech's option, cash and some or all of the publicly traded securities of Emco Limited held by MascoTech. The Company will earn interest income at 6.625 percent on the balance of the consideration. The interest income from the consideration should principally offset the reduction in equity earnings from MascoTech as a result of this transaction. The agreement also provided for the extension of the existing corporate services and financing commitment agreements between the Company and MascoTech.

     The Company realized a fourth quarter pre-tax gain of approximately $60 million ($35 million after-tax) from the sale and anticipates that this gain may be partially offset by certain fourth quarter 1996 charges.

     The transaction reduced the Company's common equity ownership in MascoTech from 45 percent to approximately 21 percent. This transaction, when considered along with the conversion in mid-1997 of outstanding MascoTech preferred stock into MascoTech common stock, will reduce the Company's ownership in MascoTech to approximately 16 percent.

Other Financial Information

     At September 30, 1996 current assets were 2.4 times current liabilities.

     For the nine months ended September 30, 1996, cash of $203 million was provided by operating activities of continuing operations, by $708 million from the sale of discontinued operations, by $29 million from discontinued operations, by $31 million from the sales of investments and by $9 million from other cash inflows; cash decreased by $500 million for the net decrease in debt, by $173 million for the acquisition of companies, by $80 million for the purchase of property and equipment and by $91 million for cash dividends. The aggregate of the preceding items represents a net cash inflow of $136 million.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759 million of debt and equity securities.

     The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

     During the third quarter of 1996, the Company increased the quarterly dividend to $.20 from $.19 per common share. This marks the 38th consecutive year in which dividends have been increased.

                UNAUDITED INFORMATION REGARDING EQUITY AFFILIATES
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:


                                               1996       1995

         MascoTech, Inc.                        45%        44%
         Hans Grohe, a German partnership       27%        27%
         TriMas Corporation                      4%         5%

     During October 1996, the Company announced and completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants owned by the Company to purchase 10 million shares of MascoTech common stock.

     The transaction reduced the Company's common equity ownership in MascoTech from 45 percent to approximately 21 percent. This transaction, when considered along with the conversion in mid-1997 of outstanding MascoTech preferred stock into MascoTech common stock, will reduce the Company's ownership in MascoTech to approximately 16 percent.

     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended       Nine Months Ended
                                 September 30             September 30
                                1996        1995        1996        1995

         Sales - Net          $290,790    $404,900   $1,009,770  $1,289,200




         Gross Profit         $ 55,580    $ 67,050   $  174,950  $  212,760




         Net Income
           (After Preferred
            Stock Dividends)  $ 16,150    $ 12,720  $    25,450  $   34,800

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

                  11 -  Computation of Earnings Per Share
                  12 - Computation of Ratio of Earnings to Fixed Charges 27 - Financial Data Schedule

        (b)  Reports on Form 8-K:

Report on Form 8-K dated November 13, 1996 reporting under item 2 "Acquisition or Disposition of Assets," the announcement and completion of the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants owned by the Company to purchase 10 million shares of MascoTech common stock.

Report on Form 8-K dated August 5, 1996 reporting under item 2 "Acquisition or Disposition of Assets," the completion of the sale of the Company's home furnishings products businesses pursuant to the terms of an acquisition agreement between Furnishings International Inc. and the Company dated as of March 29, 1996, and amended as of June 29, 1996 and August 5, 1996. The following financial statements were filed with such report:

     Masco Corporation and Consolidated Subsidiaries Unaudited Proforma Condensed Consolidated Statement of Operations for the year ended December 31, 1995.

     Unaudited Proforma Condensed Consolidated Balance Sheet as of June 30,
     1996.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MASCO CORPORATION

                                                  (Registrant)

Date:  11/13/96                       By:  /s/ RICHARD G. MOSTELLER
                                           Richard G. Mosteller
                                           Senior Vice President - Finance
                                           (Chief Financial Officer and
                                           Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit


Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule