Form 10-K405
period 1996-12-31
MASCO CORP /DE/
filed 1997-03-28
CIK 62996

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 1-5794

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $1.00 Par Value                  New York Stock Exchange, Inc.
       5 1/4% Convertible Subordinated
             Debentures Due 2012                       New York Stock Exchange, Inc.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 1997 (based on the closing sale price of $35 1/8 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $5,437,650,000.

Number of shares outstanding of the Registrant's Common Stock at February 28, 1997:

         160,764,934 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
        PART I
 1.     Business....................................................       2
 2.     Properties..................................................       7
 3.     Legal Proceedings...........................................       8
 4.     Submission of Matters to a Vote of Security Holders.........       8
        Supplementary Item. Executive Officers of Registrant........       9

        PART II
 5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      10
 6.     Selected Financial Data.....................................      10
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      11
 8.     Financial Statements and Supplementary Data.................      19
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      42

        PART III
10.     Directors and Executive Officers of the Registrant..........      42
11.     Executive Compensation......................................      42
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................      42
13.     Certain Relationships and Related Transactions..............      42

        PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................      43
        Signatures..................................................      47

        FINANCIAL STATEMENT SCHEDULES
        Masco Corporation Financial Statement Schedule..............     F-1
        MascoTech, Inc. and Subsidiaries Consolidated Financial
          Statements and Financial Statement Schedule...............     F-3

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation is engaged principally in the manufacture, sale and installation of home improvement and building products. Masco believes that it is the largest domestic manufacturer of faucets, kitchen and bath cabinets and plumbing supplies and that it is a leading domestic producer of a number of other home improvement and building products. Masco was incorporated under the laws of Michigan in 1929 and in 1968 was reincorporated under the laws of Delaware. Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

     The Company is among the country's largest manufacturers of brand-name consumer products designed for the improvement and building of the home, including faucets, kitchen and bath cabinets, kitchen appliances, bath and shower enclosure units, spas and hot tubs, other shower, bath and plumbing specialties and accessories, door locks and other builders' hardware, air treatment products, venting and ventilating equipment and water pumps. These products are sold through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets to consumers and contractors. The Company's operations are categorized into two industry segments: Kitchen and Bath Products and Other Specialty Products.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1996, the contribution of the Company's industry segments to net sales and operating profit:

                                                         NET SALES(1)
                                             ------------------------------------
                                                1996         1995         1994
                                                ----         ----         ----
Kitchen and Bath Products..................  $2,519,000   $2,283,000   $2,077,000
Other Specialty Products...................     718,000      644,000      506,000
                                             ----------   ----------   ----------
  Total....................................  $3,237,000   $2,927,000   $2,583,000
                                             ==========   ==========   ==========

                                                    OPERATING PROFIT(1)(2)
                                             ------------------------------------
                                                1996         1995         1994
                                             ----------   ----------   ----------
Kitchen and Bath Products..................  $  462,000   $  411,000   $  441,000
Other Specialty Products...................     104,000       82,000       70,000
                                             ----------   ----------   ----------
  Total....................................  $  566,000   $  493,000   $  511,000
                                             ==========   ==========   ==========

-------------------------
(1) Results exclude the home furnishings products segment, which was classified as discontinued operations in 1995. See the Note to the Company's Consolidated Financial Statements captioned "Discontinued Operations," included in Item 8 of this Report.

(2) Amounts are before general corporate expense.

     The net sales and operating profit attributable to industry segments for 1995 and 1994 have been restated to conform to the current year classification of the Company's operations into the Kitchen and Bath Products and Other Specialty Products segments. Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1996 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

KITCHEN AND BATH PRODUCTS

     The Company manufactures a variety of single and double handle faucets. DELTA(R) and PEERLESS(R) single and double handle faucets are used on kitchen, lavatory and other sinks and in bath and shower installations. DELTA faucets are sold primarily through manufacturers' representatives to distributors who sell the faucets to plumbers, building contractors, remodelers, retailers and others. PEERLESS faucets are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label. The Company's ARTISTIC BRASS(R) and SHERLE WAGNER(TM) faucets and accessories are produced for the decorator markets and are sold through wholesalers, distributor showrooms and other outlets. ALSONS(R) hand showers and shower heads and MIXET(R) valves and accessories are distributed through manufacturers' representatives to the wholesale market and to retailers.

     Sales of faucets worldwide approximated $757 million in 1996, $698 million in 1995 and $667 million in 1994. The percentage of operating profit on faucets is somewhat higher than that on other products offered by the Company. The Company believes that the simplicity, quality and reliability of its faucet mechanisms, manufacturing efficiencies and capabilities, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales.

     The Company manufactures stock, semi-custom and custom kitchen and bath cabinetry in a variety of styles and in various price ranges. The Company sells cabinets under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), STARMARK(R) and FIELDSTONE(R), with sales to distributors, home centers, dealers and direct to builders for both the home improvement and new construction markets. In addition to its domestic manufacturing, the Company manufactures cabinetry in Germany, where sales are made primarily through Company-owned showrooms to consumers, and in England, with sales primarily to builders for the new construction market. Sales of kitchen and bath cabinets were approximately $832 million in 1996, $758 million in 1995 and $665 million in 1994.

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

     Other Kitchen and Bath Products sold by the Company include THERMADOR(R) cooktops, ovens, ranges and related cooking equipment and refrigerators, which are marketed through appliance distributors and dealers. The Company's AQUA GLASS(R) acrylic and gelcoat bath and shower units and whirlpools are sold primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Other bath and shower enclosure units, shower trays and laundry tubs are sold to the home improvement market through hardware stores and home centers under the brand names AMERICAN SHOWER & BATH(TM) and TRAYCO(TM). HUPPE(R) luxury bath and shower enclosures are manufactured and sold by the Company through wholesale channels primarily in Germany. The Company manufactures bath and shower accessories, vanity mirrors and bath storage products and sells these products under the brand name ZENITH PRODUCTS(R) and other tradenames to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are sold under the brand name HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers. In early 1997, the Company acquired Franklin Brass Manufacturing Company, a leading manufacturer of bath accessories and bath safety products.

OTHER SPECIALTY PRODUCTS

     The Company's Other Specialty Products include premium BALDWIN(R) quality brass rim and mortise lock sets, knobs and trim and other builders' hardware which are manufactured and sold for the home improvement and new home construction markets. WEISER(R) lock sets and related hardware are sold through contractor supply outlets, hardware distributors and home centers. SAFLOK(TM) electronic lock sets and WINFIELD(TM) mechanical lock sets are sold primarily to the hospitality market. In early 1997, the Company acquired LaGard Inc., whose electronic lock sets are used primarily in containers for the banking industry, such as safes, ATMs, vaults and cabinetry.

     The Company has recently begun to incorporate on many of its decorative brass products a durable coating that offers anti-tarnish protection, under the names BRILLIANCE(TM) and THE LIFETIME FINISH(TM). This innovative finish is currently available on certain of the Company's bath and door hardware.

     The Company manufactures ventilation products under the tradename AMP(R), including grilles, registers, diffusers and humidifiers which are sold through wholesale distribution and home centers. GEBHARDT(TM) commercial ventilating products and JUNG(TM) water pumps are manufactured and distributed by the Company in Europe. Through local offices across the United States, the Company also installs fiberglass insulation and other building products primarily for the residential home building industry.

RECENT DEVELOPMENTS

     In August 1996, the Company completed the sale of its home furnishings products businesses to Furnishings International Inc. These operations were principally engaged in the manufacture and sale of quality furniture, fabrics and other home furnishings. The total proceeds from the sale were $1,050 million, consisting of $708 million in cash, $285 million in junior debt securities due 2008, and the balance in 13% cumulative preferred stock, 15 percent of the common stock of Furnishings International and preferred stock convertible into an additional 25 percent ownership. The Company, however, is restricted from maintaining ownership of Furnishings International in excess of 20 percent, so any additional common stock would be acquired only for resale. The Company's financial statements and related notes reflect a 1995 pre-tax and after-tax charge of $650 million approximating the actual loss on disposition as of the 1996 sale date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" included in Item 7 of this Report and the Note to the Company's Consolidated Financial Statements included in Item 8 of this Report captioned "Discontinued Operations." Unless otherwise noted, reference to the Company excludes information relating to the discontinued operations.

GENERAL INFORMATION

     No material portion of the Company's business is seasonal or has special working capital requirements, although the Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows from Operating Activities," included in Item 7 of this Report. The Company does not consider backlog orders to be material and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     The Company, through its subsidiaries, has home improvement and building products manufacturing plants in Belgium, Canada, Denmark, England, France, Germany, Italy, Mexico, Spain, Taiwan and Turkey. Home improvement and building products manufactured by the Company outside of the United States include faucets and accessory products, bath and shower enclosures, bath accessories, kitchen and bath cabinets, decorative accessories, door lock sets and related hardware, floor registers, humidifiers, ventilating equipment, submersible water pumps and special insulation materials. The Company expanded its European operations during 1996 through the acquisition of three manufacturers: The Moore Group Ltd., a leading United Kingdom based manufacturer of kitchen cabinets, Horst

Breuer GmbH, a German manufacturer of shower enclosures and E. Missel GmbH, a leading German manufacturer of proprietary plumbing insulation materials.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     Financial information concerning the Company's export sales and foreign and domestic operations, including the net sales, operating profit and assets which are attributable to the Company's operations in North America and in other geographic areas, as of and for the three years ended December 31, 1996, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

PATENTS AND TRADEMARKS

     The Company holds a number of United States and foreign patents covering various design features and valve constructions used in certain of its faucets, and also holds a number of other patents and patent applications, licenses, trademarks and tradenames. As a manufacturer of brand name consumer products, the Company views its trademarks and other proprietary rights as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's present business as a whole.

COMPETITION

     The major domestic and foreign markets for the Company's products are highly competitive. Competition is based primarily on performance, quality, style, customer service and price, with the relative importance of such factors varying among products. A number of companies of varying size compete with one or more of the Company's product lines.

EMPLOYEES

     At December 31, 1996, approximately 22,800 people were employed by the Company. Satisfactory relations have generally prevailed between the Company and its employees.

EQUITY INVESTMENTS

     MascoTech, Inc.

     In 1984, Masco transferred its industrial businesses to a newly formed subsidiary, MascoTech, Inc. (formerly Masco Industries, Inc.), which became a separate public company in July, 1984 when Masco distributed to its stockholders shares of MascoTech common stock as a special dividend. In October 1996, the Company reduced its common equity interest in MascoTech from 45 percent to 21 percent through the sale to MascoTech of MascoTech common stock and warrants to purchase shares of MascoTech common stock. Payment of $115 million of the purchase price was made in cash at closing and the balance of $151 million is due by September 30, 1997 payable in cash, or at MascoTech's option, in cash and publicly traded securities of Emco Limited held by MascoTech. As part of that transaction, the Company granted MascoTech a right of first refusal, which expires September 30, 2000, to purchase the remaining shares of MascoTech common stock held by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report, regarding the effect of this transaction on the Company. Emco is a Canadian manufacturer and distributor of home improvement and building products. MascoTech's conversion of its outstanding preferred stock into MascoTech common stock in mid-1997 will further reduce the Company's ownership in MascoTech to approximately 17 percent.

     MascoTech is a leading supplier of metalworked and aftermarket products for the transportation industry. MascoTech's net sales for 1996 were approximately $1.3 billion.

     During the last decade, MascoTech pursued diversified growth in the transportation-related, architectural and defense markets. Structural changes in recent years in the markets served by MascoTech, combined with the growth opportunities and the capital requirements of certain of MascoTech's transportation-related businesses, led MascoTech to an evaluation of the prospects for all of its businesses. This evaluation resulted in a strategic plan to focus on its core operating capabilities and divest certain other businesses. MascoTech's engine and drivetrain group and aftermarket group constitute its core operating businesses.

     In late 1994, MascoTech adopted a plan to dispose of its architectural products, defense and certain of its transportation-related businesses. The disposition of these businesses was completed in 1996. In addition, in 1996, MascoTech disposed of its heavy-gauge stamping operations and in early 1997, it completed the sale of its engineering and technical services businesses. The cash portion of the proceeds from the disposition of these businesses has been applied to reduce MascoTech's indebtedness and to provide capital to invest in its core businesses. The disposition of these businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses are included in the results of continuing operations through the date of disposition. Businesses held for sale or sold, including the engineering and technical services businesses and the heavy-gauge stamping operations, had sales of approximately $412 million in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report, regarding the effect of these actions on the Company.

     Approximately 80 percent of MascoTech's transportation-related Products sales in 1996 (including businesses held for disposition) were original equipment automotive products and services. Sales to original equipment manufacturers are made through factory sales personnel and independent sales representatives. During 1996, sales to various divisions and subsidiaries of Ford Motor Company, Chrysler Corporation, General Motors Corporation and New Venture Gear, Inc. accounted for approximately 18 percent, 11 percent, 10 percent and 12 percent, respectively, of MascoTech's net sales (including businesses held for disposition). Sales to the automotive aftermarket are made primarily to distributors utilizing factory sales personnel. Aftermarket products are sold to companies distributing into the traditional, retail and heavy-duty segments of the automotive aftermarket.

     MascoTech's engine and drivetrain products include semi-finished transmission shafts, drive gears, engine connecting rods, wheel spindles and front wheel drive components. Aftermarket products include fuel and emission systems components, windshield wiper blades, constant-velocity joints, brake hardware repair kits and other automotive accessories. MascoTech's metalworked products are manufactured using various technologies, including cold, warm and hot forming, powder metal forming, value-added machining, tubular steel fabricating and hydroforming.

     TriMas Corporation

     The Company and MascoTech currently own approximately 4 percent and 37 percent, respectively, of the outstanding common stock of TriMas Corporation. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets, including specialty container products, pressurized gas cylinders, specialty industrial gaskets, towing systems products, specialty fasteners, pressure-sensitive tapes and products for fiberglass insulation, and precision cutting tools.

     Hans Grohe

     The Company has a 27 percent partnership interest in Hans Grohe GmbH & Co. KG, a German manufacturer of faucets, handheld showers, shower heads and other shower accessories.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities and identifies the industry segments utilizing such facilities:

         Arizona...............    Tucson (2)
         California............    Carlsbad (1), Corona (1), Costa Mesa (2), Los Angeles (1),
                                   Pico Rivera (1), Rancho Dominguez (1), Torrance (2) and
                                   Vista (1)
         Colorado..............    Boulder (2)
         Delaware..............    New Castle (1)
         Illinois..............    Chicago (2)
         Indiana...............    Cumberland (1), Greensburg (1) and Kendallville (2)
         Iowa..................    Northwood (1)
         Kentucky..............    Henderson (1) and Morgantown (1)
         Michigan..............    Adrian (1), Hillsdale (1), Lapeer (1), Riverview (1) and
                                   Troy (2)
         Minnesota.............    Lakeville (1)
         Mississippi...........    Olive Branch (2)
         Nevada................    Las Vegas (1)
         New Jersey............    Moorestown (1) and Passaic (1)
         North Carolina........    Thomasville (1)
         Ohio..................    Jackson (1), Loudonville (1), Middlefield (1) and Orwell (1)
         Oklahoma..............    Chickasha (1)
         Oregon................    Klamath Falls (1)
         Pennsylvania..........    Reading (1 and 2)
         South Dakota..........    Rapid City (1) and Sioux Falls (1)
         Tennessee.............    Adamsville (1), Jackson (1), LaFollette (2) and McEwen (1)
         Texas.................    Lancaster (1)
         Virginia..............    Atkins (1), Culpeper (1), Lynchburg (1) and Mt. Jackson (1)
         Belgium...............    Brussels (2) and St. Niklaas (2)
         Canada................    Burnaby, British Columbia (2); Brantford (1), Cambridge (1),
                                   London (1) and St. Thomas (1), Ontario
         Denmark...............    Odense (1)
         England...............    Brownhills (1), Corby (1), Warminster (1) and Wetherby (1)
         France................    Sevres (1)
         Germany...............    Ahaus (1), Bad Zwischenahn (1), Iserlohn (1), Netzschkau
                                   (2), Neuwied (1), Steinhagen (2), Stuttgart (2) and
                                   Waldenburg (2)
         Italy.................    Lacchiarella (1) and Zingonia (1)
         Mexico................    Mexicali (2)
         Spain.................    Barcelona (1)
         Taiwan................    Tai Chung (1)
         Turkey................    Czerkezkoy (1)

     Industry segments identified in the preceding table are: (1) Kitchen and Bath Products and (2) Other Specialty Products. Multiple footnotes within the same parentheses indicate that significant activities relating to more than one segment are conducted at that location.

     The three principal faucet manufacturing plants are located in Greensburg, Indiana, Chickasha, Oklahoma and Jackson, Tennessee. The faucet manufacturing plants and the majority of the Company's other manufacturing facilities range in size from approximately 10,000 square feet to 900,000 square feet. The Company owns most of its manufacturing facilities and none of the properties is subject to significant encumbrances. In addition to its manufacturing facilities, the Company operates approximately 65 facilities (the majority of which are leased) which install fiberglass insulation and other building products. The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. An additional building near its corporate headquarters is used by the Company's corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list sets forth the location of MascoTech's principal manufacturing facilities:

Florida........................    Deerfield Beach and Ocala
Indiana........................    Elkhart, Fort Wayne and North Vernon
Kentucky.......................    Nicholasville
Michigan.......................    Burton, Canton, Detroit, Farmington Hills,
                                   Fraser, Green Oak Township, Hamburg, Holland,
                                   Livonia, Royal Oak, St. Clair, Troy and
                                   Ypsilanti
Ohio...........................    Bucyrus, Canal Fulton, Lima, Minerva and Port
                                   Clinton
Oklahoma.......................    Tulsa
Pennsylvania...................    Ridgway
Virginia.......................    Duffield
Czech Republic.................    Brno
England........................    Wolverhampton
Germany........................    Nurnberg and Zell am Harmersbach
Italy..........................    Poggio Rusco

     All of MascoTech's manufacturing facilities are primarily engaged in MascoTech's Transportation -- Related Products operations. MascoTech's principal manufacturing facilities range in size from approximately 10,000 square feet to 320,000 square feet, substantially all of which are owned by MascoTech and are not subject to significant encumbrances. The MascoTech executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                              OFFICER
                 NAME                                     POSITION                     AGE     SINCE
                 ----                                     --------                     ---    -------
Richard A. Manoogian..................    Chairman of the Board and Chief              60      1962
                                          Executive Officer
Raymond F. Kennedy....................    President and Chief Operating Officer        54      1989
Dr. Lillian Bauder....................    Vice President -- Corporate Affairs          57      1996
David A. Doran........................    Vice President -- Taxes                      55      1984
Daniel R. Foley.......................    Vice President -- Human Resources            55      1996
Eugene A. Gargaro, Jr.................    Vice President and Secretary                 54      1993
Frank M. Hennessey....................    Executive Vice President                     58      1995
John R. Leekley.......................    Senior Vice President and General Counsel    53      1979
Richard G. Mosteller..................    Senior Vice President -- Finance             64      1962
Robert B. Rosowski....................    Vice President -- Controller and             56      1973
                                          Treasurer
Samuel Valenti, III...................    Vice President -- Investments                51      1971

     Executive officers who are elected by the Board of Directors serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Messrs. Foley and Gargaro and Dr. Bauder. Mr. Foley was employed by MascoTech, Inc. as its Vice President -- Human Resources from 1994 to 1996 and was President of Executive Business Partners, Inc., a training and consulting firm, from 1993 to 1994. From 1991 to 1992, he was Vice President -- Administration and General Counsel at Domino's Pizza, Inc., a company engaged in producing, distributing and retail sales of food products through franchised and company-owned stores. Mr. Gargaro joined the Company as its Vice President and Secretary in October, 1993. Prior to joining the Company, Mr. Gargaro was a partner at the Detroit law firm of Dykema Gossett PLLC. Mr. Gargaro has served as a director and Secretary of MascoTech, Inc., since 1984, and as a director and Secretary of TriMas Corporation since 1989. From 1984 to 1996, Dr. Bauder served as President and Chief Executive Officer of Cranbrook Educational Community.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                                       MARKET PRICE
                                              -------------------------------       DIVIDENDS
QUARTER                                           HIGH               LOW            DECLARED
-------                                       ------------       ------------       ---------
1996
  Fourth....................................  $36      7/8       $28      7/8         $.20
  Third.....................................   31      1/4        26      5/8          .20
  Second....................................   32      1/8        26      5/8          .19
  First.....................................   31      3/8        27      7/8          .19
                                                                                      ----
     Total..................................                                          $.78
                                                                                      ====
1995
  Fourth....................................  $31      1/2       $27                  $.19
  Third.....................................   29      1/2        25      3/8          .19
  Second....................................   29      3/8        24      5/8          .18
  First.....................................   27      3/4        22      1/2          .18
                                                                                      ----
     Total..................................                                          $.74
                                                                                      ====

     On February 28, 1997, there were approximately 5,700 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated:

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                            1996         1995         1994         1993         1992
                                         ----------   ----------   ----------   ----------   ----------
Net sales..............................  $3,237,000   $2,927,000   $2,583,000   $2,243,000   $2,042,000
Income from continuing operations(1)...  $  295,200   $  200,050   $  172,710   $  215,210   $  179,130
Per share of common stock:
  Income from continuing
     operations(1).....................       $1.84        $1.25        $1.09        $1.41        $1.18
  Dividends declared...................       $ .78        $ .74        $ .70        $ .66        $ .62
  Dividends paid.......................       $ .77        $ .73        $ .69        $ .65        $ .61
At December 31:
  Total assets.........................  $3,701,650   $3,778,630   $4,177,100   $3,864,850   $3,765,220
  Long-term debt.......................  $1,236,320   $1,577,100   $1,587,160   $1,413,480   $1,481,680

  (1) The year 1994 includes a $79 million after-tax ($.50 per share) non-cash equity investment charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial and business analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

OVERVIEW

     The Company is engaged principally in the manufacture, sale and installation of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets for consumers and contractors.

     Factors which affect the Company's results of operations include the levels of home improvement and residential construction activity principally in the U.S. and Europe (including repair and remodeling and new construction), cost management and the Company's ability to maintain its leadership positions in an increasingly competitive marketplace. Historically, the Company has been able to largely offset cyclical declines in housing markets through new product introductions and market share gains.

     Net sales and operating profit from continuing operations for 1996 were $3,237 million and $481 million, representing increases of 11 percent and 19 percent, respectively, over 1995. Net income from continuing operations and income from continuing operations per share for 1996 were $295 million and $1.84, representing increases of 48 percent and 47 percent, respectively, and include the benefits of higher other income in 1996. Increases in net sales typically result in operating profit improvements that exceed the net sales increases due to the allocation of fixed and semi-fixed costs over a higher sales base. The 1996 fourth quarter included after-tax charges (primarily for adjustments of miscellaneous assets to their estimated fair value) of $37.5 million or $.23 per share, which were more than offset by the after-tax gain from the sale of certain MascoTech investments of $40.7 million or $.25 per share.

CORPORATE DEVELOPMENT

     Consistent with the Company's objective of building on its European presence, the Company during 1996 acquired: The Moore Group Ltd., a leading United Kingdom manufacturer of kitchen cabinets; Horst Breuer GmbH, a German manufacturer of shower enclosures; and E. Missel GmbH, a leading German manufacturer of proprietary specialty products. The aggregate purchase price for these companies was approximately $173 million, and the acquisitions were accounted for as purchase transactions. These companies had combined annual net sales in 1995 of approximately $140 million.

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

DISCONTINUED OPERATIONS

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. Operations that were included in this segment were principally engaged in the manufacture and sale of quality furniture, fabrics and other home furnishings. The appropriate provisions were recorded in the fourth quarter of 1995 for the estimated loss on the discontinued operations through the expected disposal date, the reduction of assets to their estimated net realizable value and the anticipated liabilities related to the disposal. The total provision amounted to $650 million on a pre-tax and after-tax basis. The approximate results of operations for the period after the decision to discontinue were previously estimated and included in the expense provision established in 1995.

     In early August 1996, the Company completed the sale of its home furnishings products businesses to Furnishings International Inc. Furnishings International's investors include 399 Venture Partners (a subsidiary of Citibank), certain members of Furnishings International's management, the Company and certain affiliates of Travelers Group Inc. Total proceeds to the Company from the sale were $1,050 million with approximately $708 million of the purchase price in cash. The balance consisted of $285 million of 12 percent pay-in-kind junior debt securities, and equity securities totalling $57 million, consisting of 13 percent cumulative preferred stock with a stated value of $55 million, 15 percent of the common stock of Furnishings International and convertible preferred stock.

     The junior debt securities mature in 2008; the Company is recording the 12 percent pay-in-kind interest income from these securities. The Company will record dividend income from the 13 percent cumulative preferred stock if and when such dividends are declared. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale only. Of the cash proceeds received from this sale, approximately $550 million was applied to reduce bank debt. The balance of the proceeds will eventually be invested in the future growth of the Company.

     Under a transitional services agreement, the Company provides corporate-related services for a fee to Furnishings International through April 1997. Substantially all of these services will be discontinued after such date.

     The Company's $650 million pre-tax and after-tax charge for the disposition of the home furnishings products segment, which was recorded at December 31, 1995, approximated the actual loss on disposition as of the 1996 sale date.

     The majority of the charge from the disposition of the home furnishings products segment resulted in a capital loss for tax purposes. The ultimate tax benefit from the disposition cannot be determined currently and will be reported in subsequent periods if and when taxable capital gains are realized.

     The Company's former President and Chief Operating Officer, Wayne B. Lyon, has retired as a Company employee and joined Furnishings International as its full-time Chairman, President and Chief Executive Officer. The Company's Executive Vice President and President -- Building Products, Raymond F. Kennedy, was appointed President and Chief Operating Officer of the Company in August 1996.

PROFIT MARGINS

     Operating profit margin, before general corporate expense, improved to 17.5 percent in 1996 following a decline to 16.8 percent in 1995 from 19.8 percent in 1994. The improvement in 1996 is principally due to a reduction in selling, general and administrative expenses as a percentage of sales. The Company's operating margin from faucet sales is somewhat higher than that on other products offered by the Company due to the simplicity, quality and reliability of its faucet mechanisms, manufacturing efficiencies and capabilities, extensive marketing and merchandising activities and breadth of product offering.

     General corporate expense in 1996 was $85 million, as compared with $90 million in 1995 and $80 million in 1994. Operating profit margin, after general corporate expense, was 14.8 percent, 13.7 percent and 16.7 percent in 1996, 1995 and 1994, respectively.

     Net income from continuing operations as a percentage of sales increased to
9.1 percent in 1996 from 6.8 percent and 6.7 percent in 1995 and 1994, respectively. After-tax profit return on shareholders' equity, as measured by net income from continuing operations, increased to 17.8 percent in 1996 from 9.4 percent and 8.6 percent in 1995 and 1994, respectively.

     For 1994, net income from continuing operations reflects an unusual after-tax charge of $79 million or approximately $.50 per share for the Company's equity share of its affiliate MascoTech, Inc.'s $315 million non-cash after-tax charge for the divestiture of its non-core businesses. Prior to giving effect to such charge, net income from continuing operations as a percentage of sales and after-tax profit return on shareholders' equity for 1994 were 9.7 percent and 12.5 percent, respectively.

FINANCIAL CONDITION

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings. At December 31, 1996, the Company's shelf-registration statement permits the issuance of up to a combined $759 million of debt and equity securities.

     Bank credit lines are maintained to ensure availability of short-term funds on an as-needed basis. At December 31, 1996, the Company had available $750 million under its bank revolving-credit facility. Any outstanding balances under this facility are due and payable in November 2001. Certain debt agreements contain limitations on additional borrowings and requirements for maintaining a certain level of tangible net worth. At December 31, 1996, the Company was in compliance with these limitations and requirements, and the Company's tangible net worth exceeded the most restrictive of such provisions by approximately $347 million.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. During 1996, the Company strengthened its balance sheet and reduced both its short-term and long-term debt. The Company's working capital ratio was 2.8 to 1 at December 31, 1996 compared with 2.2 to 1 at December 31, 1995. The Company's debt as a percent of total capitalization approximated 39 percent at December 31, 1996 compared with 47 percent at December 31, 1995. The Company's improved financial strength at December 31, 1996 compared with December 31, 1995 is primarily due to the payment of long-term debt from a portion of the cash consideration from the sale of the Company's home furnishings products businesses, the sale of certain MascoTech investments and improved earnings from operations in 1996. The Company's cash balance at December 31, 1996 includes approximately $150 million from European borrowings which should improve the Company's utilization of foreign tax credits in future years.

CASH FLOWS

     Significant sources and uses of cash in the past three years are shown in the following table, in thousands:

             CASH SOURCES (USES)                 1996        1995        1994
             -------------------               ---------   ---------   ---------
From continuing operations...................  $ 340,140   $ 260,910   $ 290,140
Sale of discontinued operations..............    707,630      --          --
Sale of MascoTech investments................    115,000      --          --
Sale of Formica investment...................     --          74,470      --
Acquisitions of companies....................   (173,110)     --        (126,830)
Capital expenditures.........................   (138,540)   (165,080)   (121,790)
Increase (decrease) in debt, net.............   (368,160)    (52,180)    182,470
Cash dividends paid..........................   (123,530)   (116,350)   (108,960)
Repurchase of Company common stock...........     --          --         (61,730)
From discontinued operations, net............     --          34,560    (102,040)
Other, net...................................     53,830     (12,390)     (9,870)
                                               ---------   ---------   ---------
     Cash: increase (decrease)...............  $ 413,260   $  23,940   $ (58,610)
                                               =========   =========   =========

CASH FLOWS FROM OPERATING ACTIVITIES

     Continuing operations generated $79.2 million and $50.0 million more cash in 1996 than in 1995 and 1994, respectively, primarily due to increased earnings and a decreased impact from changes in working capital. During 1996, the Company's accounts receivable and inventories increased by $27.0 million and $20.2 million, respectively, primarily as a result of acquisitions. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefitting from larger, more cost-effective purchasing.

CASH FLOWS FROM INVESTING ACTIVITIES

     Investing activities of continuing operations provided cash of $564.8 million in 1996 compared with cash used for investing activities of $141.3 million in 1995. The increase of $706.1 million is primarily the result of cash proceeds from the sale of discontinued operations and certain MascoTech investments, offset by cash used for the acquisition of three European companies at an aggregate purchase price of approximately $173 million, which was principally provided by European borrowings. The Company anticipates the continued use of cash for the acquisition of companies.

     In early August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were $1,050 million with approximately $708 million of the purchase price in cash. (See Discontinued Operations in this Management's Discussion and Analysis.)

     During October 1996, the Company completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. Under the sale agreement, the Company received $266 million, with $115 million cash paid at closing. The Company receives interest income at 6.625 percent on the $151 million balance of the consideration, which is due by September 1997; this amount is included in non-current assets inasmuch as the Company may receive publicly traded securities of Emco Limited held by MascoTech, in payment of a substantial portion of this balance. Emco Limited is a Canadian manufacturer and distributor of home improvement and building products. The Company recorded a 1996 fourth quarter net pre-tax gain of $67.8 million ($40.7 million after-tax) from the sale. This gain was principally offset by fourth quarter charges aggregating $49.1 million pre-tax ($37.5 million after-tax) primarily for adjustments of miscellaneous assets to their estimated fair value. This transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent. The transaction, when considered along with the conversion by mid-1997 of outstanding MascoTech preferred stock into MascoTech common stock, will reduce the Company's ownership in MascoTech to approximately 17 percent (which equals the Company's voting interest at December 31, 1996). MascoTech holds an option expiring in 2002 to require the Company to purchase up to $200 million aggregate amount of subordinated debt securities of MascoTech. As part of the transaction, Masco Chairman Richard Manoogian also agreed to sell to MascoTech one million shares of his holdings of MascoTech common stock at the then market price of $13 5/8. As a result, his common ownership in MascoTech before the transaction remains approximately the same, at seven percent, following the purchases by MascoTech.

     Capital expenditures totalled $138.5 million in 1996 compared with $165.1 million in 1995. These amounts primarily pertain to expenditures for additional facilities related to increased demand for existing products as well as for new Masco products. The Company also continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and improve customer service and response time. The Company expects capital expenditures for 1997, excluding those of potential 1997 acquisitions, to approximate the 1996 level. Depreciation and amortization expense for 1996 totalled $99.7 million, compared with $90.1 million for 1995; for 1997, depreciation and amortization expense is expected to be approximately $105 million, excluding 1997 acquisitions.

     Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a material adverse effect on the Company's capital expenditures, financial position, or results of operations.

CASH FLOWS FOR FINANCING ACTIVITIES

     Cash used for financing activities increased to $491.7 million in 1996 from $156.1 million in 1995. During 1996, the Company paid the $250 million of 9 percent notes due April 15, 1996 through borrowings under its bank revolving-credit agreement. The Company later in 1996 applied approximately $550 million of the proceeds from the 1996 sale of the home furnishings products segment to reduce bank debt.

     During 1996, the Company increased its dividend rate 5 percent to $.20 per share quarterly. This marks the 38th consecutive year in which dividends have been increased.

     The Company believes that its present cash balance and cash flows from operations are sufficient to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from future financial market activities, from proceeds from asset sales and from bank borrowings.

CONSOLIDATED RESULTS OF OPERATIONS

     Net sales for 1996 were $3,237 million, representing an increase of 11 percent over 1995. After adjusting for acquisitions and the divestiture of two small operations, net sales for 1996 increased 7 percent over 1995. Net sales for 1995 increased 13 percent to $2,927 million from $2,583 million in 1994; after adjusting for acquisitions in 1995 and 1994, net sales for 1995 increased 7 percent.

     Cost of sales as a percentage of sales was 63.3 percent in 1996 compared with 63.1 percent and 60.9 percent for 1995 and 1994, respectively. The modest increase in the cost of sales percentage for 1996 over 1995 is primarily attributable to softness in the Company's European markets, expenses associated with manufacturing process improvement initiatives and product sales mix, which offset the benefits resulting from increased sales volume and new product introductions. The increase in the cost of sales percentage for 1995 over 1994 was primarily the result of plant start-up costs related to a major new faucet facility in the U.S. and product sales mix. Product sales mix was primarily occasioned by a higher percentage of lower margin sales to total sales.

     Excluding amortization of excess cost over acquired net assets ($12.1 million, $10.0 million and $6.7 million in 1996, 1995 and 1994, respectively), selling, general and administrative expenses as a percentage of sales were 21.5 percent in 1996 compared with 22.8 percent and 22.1 percent for 1995 and 1994, respectively. The decrease in the selling, general and administrative expenses percentage in 1996 results from the Company's cost-reduction initiatives, the substitution of contingent incentive-based compensation for the reduction in compensation for certain executives and the leverage of fixed and semi-fixed costs over a higher sales base. The increase in the selling, general and administrative expenses percentage in 1995 resulted from higher promotional, advertising and insurance costs in 1995 versus 1994.

     Included in other income and expense, net are equity earnings from MascoTech of $13.9 million for 1996 as compared with equity earnings of $18.2 million for 1995 and $106.1 million of equity loss from MascoTech in 1994. The decrease in equity earnings from MascoTech for 1996 compared with 1995 principally reflects the Company's $11.7 million pre-tax equity share of MascoTech's loss from the sale of its metal stamping businesses. The Company recognized a $67.8 million net pre-tax gain ($40.7 million after-tax) from the fourth quarter 1996 sale to MascoTech of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. The equity loss from MascoTech in 1994 reflects the Company's $138 million pre-tax ($79 million after-tax) equity share of MascoTech's unusual non-cash 1994 fourth quarter charge for the disposition of its non-core businesses.

     Included in other income and expense, net for 1996 are $36.3 million of fourth quarter charges primarily related to adjustments of miscellaneous assets to estimated fair value and $14.0 million of interest income from the pay-in-kind notes of Furnishings International Inc.

     Other income and expense, net for 1995 includes a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset primarily by charges for product line disposals.

     After-tax income and income per share from continuing operations for 1996 were $295 million and $1.84 compared with $200 million and $1.25 for 1995 and $173 million and $1.09 for 1994, respectively. Excluding the Company's equity share of the above-mentioned 1994 MascoTech charge, after-tax income and income per share from continuing operations for 1994 were approximately $252 million and $1.59. The Company's effective tax rate decreased to 41.3 percent in 1996 from 43.1 percent in 1995 due primarily to a reduction in higher-taxed foreign income as a percentage of total income. The 1994 tax rate was 41.0 percent.

OUTLOOK FOR THE COMPANY

     Assuming that the U.S. economy maintains its present rate of moderate growth and interest rates remain relatively stable, the Company expects improvement in both sales and earnings for 1997. The Company also expects to improve its results in 1997 and in future years: by continuing to invest in new manufacturing technologies and productivity improvement initiatives in order to reduce costs and increase efficiency; by maintaining a lower level of selling, general and administrative expenses; by introducing new products and marketing initiatives to increase market share and share of customer; and by actively pursuing acquisition candidates that complement or support the Company's core competencies.

NET SALES BY PRODUCT SEGMENT AND GEOGRAPHIC AREA

     The following table sets forth the Company's net sales from continuing operations by product group and geographic area, in millions.

                                                                              PERCENT
                                                                               CHANGE
                                                                            ------------
                                                      NET SALES             1996    1995
                                              --------------------------     VS      VS
                                               1996      1995      1994     1995    1994
                                              ------    ------    ------    ----    ----
Kitchen and Bath Products:
  Faucets.................................    $  757    $  698    $  667      8%      5%
  Cabinets................................       832       758       665     10%     14%
  Other...................................       930       827       745     12%     11%
                                              ------    ------    ------
                                               2,519     2,283     2,077     10%     10%
Other Specialty Products..................       718       644       506     11%     27%
                                              ------    ------    ------
     Total................................    $3,237    $2,927    $2,583     11%     13%
                                              ======    ======    ======
North America.............................    $2,680    $2,441    $2,247     10%      9%
European Union............................       557       486       336     15%     45%
                                              ------    ------    ------
     Total................................    $3,237    $2,927    $2,583     11%     13%
                                              ======    ======    ======

BUSINESS SEGMENT RESULTS

     Kitchen and Bath Products

     Net sales of the Company's Kitchen and Bath Products increased 10 percent in 1996 over 1995 and 10 percent in 1995 over 1994; after adjusting for acquisitions, net sales increased 7 percent in 1996 over 1995 and 6 percent in 1995 over 1994. These increases are largely due to higher unit sales volume of faucets, cabinets and other kitchen and bath products, and to a lesser extent, selling price increases and new product introductions.

     Operating profit of the Company's Kitchen and Bath Products, before general corporate expense, was $462 million, $411 million and $441 million in 1996, 1995 and 1994, respectively. Operating margin, before general corporate expense, improved to 18.3 percent in 1996 following a decline to 18.0 percent in 1995 from 21.2 percent in 1994.

     Operating results of this business segment showed a net improvement in 1996 over 1995. This net improvement results from higher unit sales volume, increased efficiency and utilization of new and existing manufacturing facilities and the leverage of fixed and semi-fixed selling, general and administrative expenses over a higher sales base, which more than offset the modestly weaker results of the Company's U.S. cabinet businesses and the lower results of European operations. Operating results of the Company's U.S. cabinet businesses were modestly weaker in 1996 and 1995 due to the influence of a higher percentage of lower margin sales to total sales and the recognition of certain expenses for various initiatives undertaken to improve manufacturing processes and customer service and to shorten product delivery time. Operating results of this business segment were also lower in 1995, as compared with 1994, due to plant start-up costs related to a major new faucet facility in the U.S.

     Other Specialty Products

     Net sales of the Company's Other Specialty Products increased 11 percent in 1996 over 1995 and 27 percent in 1995 over 1994. After adjusting for acquisitions and divestitures, net sales increased 7 percent in 1996 over 1995 and 11 percent in 1995 over 1994. Operating profit of the Company's Other Specialty Products, before general corporate expense, was $104 million, $82 million and $70 million in 1996, 1995 and 1994, respectively. Operating margin, before general corporate expense, improved to 14.5 percent in 1996 following a decline to 12.7 percent in 1995 from 13.8 percent in 1994.

     Operating results of this business segment for 1996 as compared with 1995 benefitted from higher unit sales volume of mechanical and electronic lock sets and higher installation sales of fiberglass insulation, and to a lesser extent, selling price increases and new product introductions. Operating results in 1996 also benefitted from the leverage of fixed and semi-fixed selling, general and administrative expenses over a higher sales base and the divestiture of two under-performing operations. Operating profit as a percentage of sales decreased in 1995 from 1994, in part due to lower unit sales volume of mechanical lock sets. Operating results were negatively affected in 1996 and 1995 by lower results of European operations.

GEOGRAPHIC AREA RESULTS

     North America

     Net sales of North American operations increased 10 percent in 1996 over 1995 and 9 percent in 1995 over 1994. Net sales of North American operations, after adjusting for acquisitions and divestitures, increased 9 percent in 1996 over 1995 and 5 percent in 1995 over 1994. Operating profit from North American operations, before general corporate expense, was $479 million, $407 million and $437 million for 1996, 1995 and 1994, respectively. Operating margin, before general corporate expense, improved to 17.9 percent in 1996 following a decline to 16.7 percent in 1995 from 19.5 percent in 1994.

     Operating results of North American operations in 1996 benefitted from higher sales volume which was partly driven by an increase in U.S. housing transactions, including higher levels of new construction and existing homes sales. Operating results of North American operations in 1995 were lower, in part due to plant start-up costs related to a major new faucet facility and product sales mix. Operating results of the Company's Canadian operations were relatively flat in 1996 and 1995, as compared with 1994.

     European Union

     Net sales of European operations increased 15 percent in 1996 over 1995 and 45 percent in 1995 over 1994; after adjusting for acquisitions, net sales decreased 1 percent in 1996 from 1995 and increased 19 percent in 1995 over 1994. Operating profit from European operations, before general corporate expense, was $87 million, $86 million and $74 million for 1996, 1995 and 1994, respectively. Operating margin, before general corporate expense, decreased to
15.6 percent in 1996 following a decline to 17.7 percent in 1995 from 22.0 percent in 1994.

     Results of European operations were lower in 1996 and 1995, in part due to softness in the Company's European markets beginning in mid-1995, competitive pricing pressures on certain products and the influence of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 1996 as compared with 1995, lowering European net sales by approximately 3 percent. A weaker U.S. dollar in 1995 as compared with 1994 resulted in an increase in European net sales of approximately 12 percent.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the American Institute of Certified Public Accountants' Statement of Position No. 96-1, "Environmental Remediation Liabilities," become effective in January 1997 and will not have a material impact on the Company's financial statements.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not constitute compensation expense in the determination of net income in the statement of operations. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect for 1996 would have been a reduction in the Company's earnings per share of approximately $.03 or less than two percent, which would not have been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of Masco Corporation:

     We have audited the accompanying consolidated balance sheets of Masco Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996 and the financial statement schedule as listed in Item 14(a)(2) of the Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Masco Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 18, 1997

                               MASCO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                     1996                1995
                                                                --------------      --------------
Current Assets:
  Cash and cash investments.................................    $  473,730,000      $   60,470,000
  Receivables...............................................       466,900,000         439,900,000
  Inventories...............................................       411,940,000         391,760,000
  Prepaid expenses and other................................        77,200,000          72,370,000
                                                                --------------      --------------
       Total current assets.................................     1,429,770,000         964,500,000
Receivable from MascoTech, Inc..............................       151,380,000            --
Equity investment in MascoTech, Inc.........................        10,150,000         202,380,000
Equity investments in other affiliates......................        57,680,000          62,570,000
Securities of Furnishings International Inc.................       356,340,000            --
Property and equipment......................................       940,590,000         856,690,000
Excess of cost over acquired net assets.....................       457,350,000         343,510,000
Other assets................................................       298,390,000         296,310,000
Net assets of discontinued operations.......................          --             1,052,670,000
                                                                --------------      --------------
       Total assets.........................................    $3,701,650,000      $3,778,630,000
                                                                ==============      ==============
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................    $    7,590,000      $   25,690,000
  Accounts payable..........................................       149,500,000         125,230,000
  Accrued liabilities.......................................       361,350,000         294,930,000
                                                                --------------      --------------
       Total current liabilities............................       518,440,000         445,850,000
Long-term debt..............................................     1,236,320,000       1,577,100,000
Deferred income taxes and other.............................       107,080,000         100,250,000
                                                                --------------      --------------
       Total liabilities....................................     1,861,840,000       2,123,200,000
                                                                --------------      --------------
Shareholders' Equity:
  Common shares authorized: 400,000,000;
     issued: 1996 -- 160,870,000; 1995 -- 160,380,000.......       160,870,000         160,380,000
  Preferred shares authorized: 1,000,000....................          --                  --
  Paid-in capital...........................................       140,010,000         128,550,000
  Retained earnings.........................................     1,536,410,000       1,366,330,000
  Cumulative translation adjustments........................         2,520,000             170,000
                                                                --------------      --------------
       Total shareholders' equity...........................     1,839,810,000       1,655,430,000
                                                                --------------      --------------
       Total liabilities and shareholders' equity...........    $3,701,650,000      $3,778,630,000
                                                                ==============      ==============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996              1995              1994
                                                   --------------    --------------    --------------
Net sales......................................    $3,237,000,000    $2,927,000,000    $2,583,000,000
Cost of sales..................................     2,048,070,000     1,846,330,000     1,574,100,000
                                                   --------------    --------------    --------------
          Gross profit.........................     1,188,930,000     1,080,670,000     1,008,900,000
Selling, general and administrative expenses...       696,290,000       668,310,000       571,480,000
Amortization of excess of cost over acquired
  net assets...................................        12,140,000        10,020,000         6,670,000
                                                   --------------    --------------    --------------
          Operating profit.....................       480,500,000       402,340,000       430,750,000
                                                   --------------    --------------    --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings (loss)....................        13,860,000        18,200,000      (106,110,000)
     Gain from sale of investments, net........        67,800,000          --                --
  Equity earnings, other affiliates............         6,230,000         8,010,000         6,630,000
  Other, net...................................         8,990,000        (2,960,000)       23,090,000
  Interest expense.............................       (74,680,000)      (73,800,000)      (61,530,000)
                                                   --------------    --------------    --------------
                                                       22,200,000       (50,550,000)     (137,920,000)
                                                   --------------    --------------    --------------
          Income from continuing operations
            before income taxes................       502,700,000       351,790,000       292,830,000
Income taxes...................................       207,500,000       151,740,000       120,120,000
                                                   --------------    --------------    --------------
          Income from continuing operations....       295,200,000       200,050,000       172,710,000
                                                   --------------    --------------    --------------
Discontinued operations (net of income taxes):
  Income from operations.......................          --               8,270,000        20,990,000
  Loss on disposition, net.....................          --            (650,000,000)         --
                                                   --------------    --------------    --------------
          Net income (loss)....................    $  295,200,000    $ (441,680,000)   $  193,700,000
                                                   ==============    ==============    ==============

Earnings (loss) per share:
  Continuing operations........................             $1.84            $ 1.25             $1.09
  Discontinued operations:
     Income from operations....................                --               .05               .13
     Loss on disposition, net..................                --             (4.07)               --
                                                   --------------    --------------    --------------
          Earnings (loss) per share............             $1.84            $(2.77)            $1.22
                                                   ==============    ==============    ==============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                     -------------   -------------   -------------
Cash Flows From (For):
  Operating Activities:
     Income from continuing operations.............  $ 295,200,000   $ 200,050,000   $ 172,710,000
     Depreciation and amortization.................     99,680,000      90,090,000      73,830,000
     Equity (earnings) loss, net...................    (12,310,000)    (17,770,000)    106,200,000
     Deferred income taxes.........................     28,850,000      18,240,000     (31,930,000)
     Gain from sale of MascoTech investments,
       net.........................................    (67,800,000)       --              --
     (Increase) in receivables.....................     (7,510,000)    (56,660,000)    (25,750,000)
     (Increase) in inventories.....................     (1,890,000)    (13,970,000)    (39,900,000)
     Increase in accounts payable and accrued
       liabilities, net............................     38,410,000      42,110,000      33,780,000
     Other, net....................................    (32,490,000)     (1,180,000)      1,200,000
                                                     -------------   -------------   -------------
          Net cash from operating activities of
            continuing operations..................    340,140,000     260,910,000     290,140,000
     Operating activities of discontinued
       operations..................................       --            60,370,000      24,500,000
                                                     -------------   -------------   -------------
          Net cash from operating activities.......    340,140,000     321,280,000     314,640,000
                                                     -------------   -------------   -------------
  Investing Activities:
     Acquisition of companies......................   (173,110,000)       --          (126,830,000)
     Capital expenditures..........................   (138,540,000)   (165,080,000)   (121,790,000)
     Cash proceeds from sale of discontinued
       operations..................................    707,630,000        --              --
     Cash proceeds from sale of MascoTech
       investments.................................    115,000,000        --              --
     Proceeds from sale of Formica investment......       --            74,470,000        --
     Other, net....................................     53,830,000     (12,390,000)     (9,870,000)
     Investing activities of discontinued
       operations..................................       --           (38,290,000)    (78,290,000)
                                                     -------------   -------------   -------------
          Net cash from (for) investing
            activities.............................    564,810,000    (141,290,000)   (336,780,000)
                                                     -------------   -------------   -------------
  Financing Activities:
     Retirement of notes...........................   (250,000,000)   (200,000,000)       --
     Increase in other debt........................    537,380,000     497,830,000     239,710,000
     Payment of other debt.........................   (655,540,000)   (350,010,000)    (57,240,000)
     Repurchase of Company common stock............       --              --           (61,730,000)
     Cash dividends paid...........................   (123,530,000)   (116,350,000)   (108,960,000)
     Financing activities of discontinued
       operations..................................       --            12,480,000     (48,250,000)
                                                     -------------   -------------   -------------
          Net cash (for) financing activities......   (491,690,000)   (156,050,000)    (36,470,000)
                                                     -------------   -------------   -------------
Cash and Cash Investments:
  Increase (decrease) for the year.................    413,260,000      23,940,000     (58,610,000)
  At January 1.....................................     60,470,000      36,530,000      95,140,000
                                                     -------------   -------------   -------------
  At December 31...................................  $ 473,730,000   $  60,470,000   $  36,530,000
                                                     =============   =============   =============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company classified its home furnishings products segment as discontinued operations in 1995. (See "Discontinued Operations" note.) Accordingly, the financial statements and related notes present the home furnishings products segment as discontinued operations. Certain amounts for prior years have been reclassified to conform to the current year presentation.

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

     Average Shares Outstanding. The average number of common shares outstanding in 1996, 1995 and 1994 approximated 160.6 million, 159.6 million and 158.8 million, respectively.

     Cash and Cash Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts. At December 31, 1996 and 1995 accounts and notes receivable are presented net of allowances for doubtful accounts of $17.9 million and $16.3 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $71.7 million, $65.3 million and $54.5 million in 1996, 1995 and 1994, respectively.

     The excess of cost over net assets of acquired companies is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1996 and 1995 such accumulated amortization totalled $70.2 million and $58.1 million, respectively. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of excess of cost over net assets of acquired companies, primarily by comparing current and projected annual sales, operating income and annual cash flows on an undiscounted basis with the related annual amortization expense; management also considers business prospects, market trends and other economic factors in performing this assessment. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1996 and 1995. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. Amortization of intangible assets was $28.0 million, $24.8 million and $19.3 million in 1996, 1995 and 1994, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that approximates the risk of the investments. The

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)
fair value of the Company's long-term debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1996 was approximately $631 million and $1,248 million, as compared with the Company's aggregate carrying value of $601 million and $1,236 million, respectively, and at December 31, 1995 was approximately $157 million and $1,603 million, as compared with the Company's aggregate carrying value of $116 million and $1,577 million, respectively.

     Recently Issued Statements of Financial Accounting Standards. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the American Institute of Certified Public Accountants' Statement of Position No. 96-1, "Environmental Remediation Liabilities," become effective in January 1997 and will not have a material impact on the Company's financial statements.

ACQUISITIONS

     During the second quarter of 1996, the Company acquired The Moore Group Ltd., a leading United Kingdom manufacturer of kitchen cabinets, and Horst Breuer GmbH, a German manufacturer of shower enclosures. In the third quarter of 1996, the Company acquired E. Missel GmbH, a leading German manufacturer of proprietary specialty products. The aggregate purchase price for these companies was approximately $173 million and the acquisitions were accounted for as purchase transactions. These companies had combined annual net sales in 1995 of approximately $140 million.

DISCONTINUED OPERATIONS

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. Operations that were included in this segment were principally engaged in the manufacture and sale of quality furniture, fabrics and other home furnishings. The appropriate provisions were recorded in the fourth quarter of 1995 for the estimated loss on the discontinued operations through the expected disposal date, the reduction of assets to their estimated net realizable value and the anticipated liabilities related to the disposal. The total provision amounted to $650 million on a pre-tax and after-tax basis.

     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Furnishings International's investors include: 399 Venture Partners (a subsidiary of Citibank), certain members of Furnishings International's management, the Company and certain affiliates of Travelers Group Inc. Total proceeds to Masco from the sale were, in millions:

Cash........................................................         $  708
Junior debt securities (12% pay-in-kind)....................            285
Preferred stock (13% cumulative)............................
Common stock (15% ownership)................................    H        57
Convertible preferred stock.................................
                                                                     ------
Total proceeds from the sale................................         $1,050
                                                                     ======

     The junior debt securities mature in 2008. The Company will record dividend income from the 13% cumulative preferred stock, with a stated value of $55 million, if and when such dividends are declared. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional

                               MASCO CORPORATION

DISCONTINUED OPERATIONS -- (CONCLUDED)
common equity, except for purposes of resale only. Of the cash proceeds received from this sale, approximately $550 million was applied to reduce bank debt.

     Under a transitional services agreement, the Company provides corporate-related services for a fee to Furnishings International through April 1997. Substantially all of these services will be discontinued after such date.

     Net sales and income from operations of the discontinued segment for the eleven months ended November 30, 1995 and the year ended December 31, 1994 were $1,852 million and $8.3 million, and $1,885 million and $21.0 million, respectively. Income from operations of the discontinued segment for 1995 and 1994 is net of applicable income taxes of $22.0 million and $8.8 million, respectively. The income tax rate of discontinued operations was higher in 1995 primarily due to higher taxes on foreign operations and decreased foreign tax credits.

INVENTORIES

                                                                (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
Raw material.............................................  $185,500   $171,670
Finished goods...........................................   135,190    130,070
Work in process..........................................    91,250     90,020
                                                           --------   --------
                                                           $411,940   $391,760
                                                           ========   ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity and partnership interests:

                                                                AT DECEMBER 31
                                                           ------------------------
                                                           1996      1995      1994
                                                           ----      ----      ----
MascoTech, Inc...........................................  21%       45%       44%
Hans Grohe, a German partnership.........................  27%       27%       27%
TriMas Corporation.......................................   4%        5%        5%

     Excluding the partnership interest in Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments at December 31, 1996 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $166 million, as compared with the Company's related aggregate carrying value of $27 million.

     The Company's carrying value of its equity investments at December 31, 1996, approximated the Company's equity in the underlying net book value in these affiliates, except for $20 million of excess carrying value pertaining to the equity investment in MascoTech. Such excess is being amortized over a period not to exceed 40 years.

     During October 1996, the Company completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONCLUDED)
Under the sale agreement, the Company received approximately $266 million, with $115 million cash paid at closing. The Company receives interest income at 6.625 percent on the $151 million balance of the consideration, which is due in September 1997; this amount is included in non-current assets inasmuch as the Company may receive publicly traded securities of Emco Limited held by MascoTech, in payment of a substantial portion of this balance. The Company recorded a 1996 fourth quarter net pre-tax gain of $67.8 million ($40.7 million after-tax) from the sale.

     The transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent. This transaction, when considered along with the conversion in mid-1997 of outstanding MascoTech preferred stock into MascoTech common stock, will reduce the Company's ownership in MascoTech to approximately 17 percent (which equals the Company's voting interest at December 31, 1996). MascoTech holds an option expiring in 2002 to require the Company to purchase up to $200 million aggregate amount of subordinated debt securities of MascoTech.

     Approximate combined condensed financial data of the above-listed affiliates are summarized in U.S. dollars as follows, in thousands:

                                               1996           1995          1994
                                            -----------    -----------   -----------
At December 31:
  Current assets........................    $   770,980    $   788,020   $   944,940
  Current liabilities...................       (287,200)      (276,180)     (277,260)
                                            -----------    -----------   -----------
     Working capital....................        483,780        511,840       667,680
  Property and equipment................        662,520        728,730       626,670
  Other assets..........................        571,610        624,430       681,630
  Long-term liabilities.................     (1,152,980)    (1,083,140)   (1,266,060)
                                            -----------    -----------   -----------
     Shareholders' equity...............    $   564,930    $   781,860   $   709,920
                                            ===========    ===========   ===========
Net sales...............................    $ 2,136,740    $ 2,488,900   $ 2,465,070
                                            ===========    ===========   ===========
Income (loss) from continuing
  operations............................    $   181,710    $   201,860   $  (165,200)
                                            ===========    ===========   ===========
Net income (loss) attributable to common
  shareholders..........................    $   109,500    $   115,570   $  (164,750)
                                            ===========    ===========   ===========
The Company's net equity in above net
  income (loss).........................    $    20,090    $    26,210   $   (99,480)
                                            ===========    ===========   ===========
Cash dividends received by the Company
  from affiliates.......................    $     7,780    $     8,440   $     6,720
                                            ===========    ===========   ===========

     In December 1994, MascoTech announced and recorded a non-cash after-tax charge of $315 million in anticipation of losses associated with the planned disposition of its non-core businesses. As a result, the Company recorded its equity share of this non-cash charge.

     Equity in undistributed earnings of affiliates of $32 million at December 31, 1996, $30 million at December 31, 1995 and $17 million at December 31, 1994 are included in consolidated retained earnings.

                               MASCO CORPORATION

PROPERTY AND EQUIPMENT

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1996          1995
                                                          ----------    ----------
Land and improvements.................................    $   68,750    $   61,490
Buildings.............................................       428,860       408,570
Machinery and equipment...............................       976,470       872,310
                                                          ----------    ----------
                                                           1,474,080     1,342,370
Less accumulated depreciation.........................       533,490       485,680
                                                          ----------    ----------
                                                          $  940,590    $  856,690
                                                          ==========    ==========

ACCRUED LIABILITIES

                                                                     (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          -------------------------
                                                            1996             1995
                                                          --------         --------
Salaries, wages and related retirement benefits.......    $ 92,450         $ 79,520
Advertising and sales promotion.......................      51,150           40,480
Insurance.............................................      49,260           40,930
Dividends payable.....................................      31,240           29,640
Property, payroll and other taxes.....................      23,100           18,040
Interest..............................................      22,130           28,060
Income taxes..........................................       3,230            4,100
Other.................................................      88,790           54,160
                                                          --------         --------
                                                          $361,350         $294,930
                                                          ========         ========

                               MASCO CORPORATION

LONG-TERM DEBT

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1996          1995
                                                          ----------    ----------
Notes, 6.625%, due September 15, 1999.................    $  200,000    $  200,000
Notes, 9%    , due October 1, 2001....................       175,000       175,000
Notes, 6.125%, due September 15, 2003.................       200,000       200,000
Notes, 7.125%, due August 15, 2013....................       200,000       200,000
Notes, 9%    , due April 15, 1996.....................        --           250,000
Bank revolving-credit agreement.......................        --           250,000
European bank debt....................................       275,050       119,810
Convertible subordinated debentures, 5.25%, due
  2012................................................       177,920       177,920
Other.................................................        15,940        22,060
                                                          ----------    ----------
                                                           1,243,910     1,594,790
Less current portion..................................         7,590        17,690
                                                          ----------    ----------
                                                          $1,236,320    $1,577,100
                                                          ==========    ==========

     At December 31, 1996, all of the outstanding notes above are nonredeemable.

     The Company paid the 9% notes due April 15, 1996 through borrowings under its bank revolving-credit agreement. The Company later in 1996 applied approximately $550 million of the proceeds from the 1996 sale of the home furnishings products businesses to reduce bank debt.

     European bank debt relates to borrowings for acquisitions and expansion primarily in Germany. At December 31, 1996, approximately $134 million of European debt relates to lines of credit in Germany, which are largely due and payable in November 2000. The balance are short-term borrowings, which the Company has classified as long-term since it is currently negotiating to replace such debt with a new term loan expiring in 2002, or it can replace such debt with the utilization of its existing bank revolving-credit agreement. Interest is payable on European borrowings based upon various floating rates as selected by the Company (approximately 4.5 percent at December 31, 1996).

     The 5.25% subordinated debentures due February 15, 2012 are convertible into common stock at $42.28 per share.

     Certain debt agreements contain limitations on additional borrowings and requirements for maintaining a certain level of tangible net worth. At December 31, 1996, the Company's tangible net worth exceeded the most restrictive of such provisions by approximately $347 million.

     At December 31, 1996, the maturities of long-term debt during each of the next five years were approximately as follows: 1997-$7.6 million; 1998-$16.7 million; 1999-$209.5 million; 2000-$154.8 million; and 2001-$277.2 million.

     The Company has a $750 million bank revolving-credit agreement, with any outstanding balance due and payable in November 2001. Interest is payable on borrowings under this agreement based upon various floating rates as selected by the Company.

     The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759 million of debt and equity securities.

     Interest paid was approximately $102 million, $115 million and $103 million in 1996, 1995 and 1994, respectively. Amounts paid include interest pertaining to discontinued operations.

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY

                                                        (IN THOUSANDS)
                                                1996         1995         1994
                                             ----------   ----------   ----------
Common Shares, $1 Par Value
  Balance, January 1.......................  $  160,380   $  156,990   $  152,850
  Shares issued............................         490        3,390        6,910
  Shares repurchased.......................          --           --       (2,770)
                                             ----------   ----------   ----------
  Balance, December 31.....................     160,870      160,380      156,990
                                             ----------   ----------   ----------
Paid-In Capital
  Balance, January 1.......................     128,550       44,840       69,880
  Shares issued............................      11,460       83,710       33,920
  Shares repurchased.......................          --           --      (58,960)
                                             ----------   ----------   ----------
  Balance, December 31.....................     140,010      128,550       44,840
                                             ----------   ----------   ----------
Retained Earnings
  Balance, January 1.......................   1,366,330    1,924,740    1,805,170
  Retained earnings of pooled companies....          --           --       37,820
  Net income (loss)........................     295,200     (441,680)     193,700
  Cash dividends declared..................    (125,120)    (116,730)    (111,950)
                                             ----------   ----------   ----------
  Balance, December 31.....................   1,536,410    1,366,330    1,924,740
                                             ----------   ----------   ----------
Cumulative Translation Adjustments
  Balance, December 31.....................       2,520          170       (8,240)
                                             ----------   ----------   ----------
Shareholders' Equity
  Balance, December 31.....................  $1,839,810   $1,655,430   $2,118,330
                                             ==========   ==========   ==========

     On the basis of amounts paid (declared), cash dividends per share were $.77 ($.78) in 1996, $.73 ($.74) in 1995 and $.69 ($.70) in 1994.

     In December 1995, the Company's Board of Directors announced the approval of a Shareholder Rights Plan. The Rights were designed to enhance the Board's ability to protect the Company's shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the shareholders. The Rights were issued to shareholders of record in December 1995 and will expire in December 2005.

     In 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 2.8 million common shares were repurchased in 1994 at an aggregate cost of approximately $62 million.

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS

     The Company's Long-Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1996, outstanding stock-based incentives were in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 540,000, 1,250,000 and 598,000 shares of Company common stock during 1996, 1995 and 1994, respectively, to key employees of the Company and affiliated companies. These long-term stock awards do not cause share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 1996 and 1995 was $31 and $27, respectively. Compensation expense for the vesting of long-term stock awards was $14.9 million, $13.3 million and $10.7 million in 1996, 1995 and 1994, respectively. The unamortized costs of unvested stock awards, aggregating approximately $78.3 million at December 31, 1996, are being amortized over the ten-year vesting periods.

     Fixed stock options are granted to key employees of the Company and affiliated companies and have a maximum term of 10 years. The exercise price of each fixed option equals the market price of the Company's common stock on the date of grant. These options generally vest in installments beginning in the third year and extending through the eighth year after grant.

     To demonstrate his commitment to enhance shareholder value, the Company's Chief Executive Officer requested that his annual salary and bonus be reduced to $1 per year effective January 1, 1996. The Compensation Committee of the Board of Directors, in acceding to this request, considered alternative compensation arrangements for the Chief Executive Officer based upon the Board's own desire to improve shareholder value, and accordingly in April 1996 granted the Chief Executive Officer a ten-year option to purchase one million shares of Company common stock. This option, however, will become exercisable only if the price of Company common stock exceeds $41 per share within three years of the date of grant or, if that target is not exceeded, exceeds $50 per share within five years of the date of grant. The exercise price of this option is set at either $41 or $50 per share, based on whether the three-year or five-year target is met. The option will expire unexercised if neither target price is met.

     As a demonstration of their commitment to enhance shareholder value, the officers and other key employees of the Company have also agreed to have a significant portion of their compensation tied to stock options, with a grant date fair value exercise price of $32, which are subject to accelerated exercisability if the price of Company common stock exceeds $41 per share within three years of the date of grant or, if that target is not met, exceeds $50 per share within five years of the date of grant. Such options were granted for approximately 1,615,000 shares of Company common stock in 1996. In addition, the executive officers were granted career stock awards with annual vestings commencing if and when the Company common stock price reaches $50 per share by April 2001; if such stock price is not achieved, then vesting of these awards will commence at retirement.

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONCLUDED)
     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1996 is presented below.

                                                                  (SHARES IN THOUSANDS)
                                                      1996          1995          1994
                                                      -----         -----         -----
Option shares outstanding, January 1...........       5,456         5,510         5,686
  Weighted average exercise price..............         $23           $23           $22
Option shares granted..........................       2,680           205            73
  Weighted average exercise price..............         $35           $28           $37
Option shares exercised........................         467           196           224
  Weighted average exercise price..............         $21           $21           $21
Option shares cancelled........................         361            63            25
  Weighted average exercise price..............         $22           $21           $21
Option shares outstanding, December 31.........       7,308         5,456         5,510
  Weighted average exercise price..............         $28           $23           $23
  Weighted average remaining option term (in
     years)....................................         5.5           4.3           5.1
Option shares exercisable, December 31.........       2,807         2,916         2,445
  Weighted average exercise price..............         $24           $24           $24

     At December 31, 1996, a combined total of 8,188,000 shares of Company common stock was available for the granting of stock options and long-term stock awards under the Plan.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not constitute compensation expense in the determination of net income in the statement of operations. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect for 1996 would have been a reduction in the Company's earnings per share of approximately $.03 or less than two percent, which would not have been material.

     Pursuant to the 1984 Restricted Stock (MascoTech) Incentive Plan, the Company may award to key employees of the Company and affiliated companies, shares of common stock of MascoTech, Inc. held by the Company. No such awards were granted in 1996, 1995 or 1994. At December 31, 1996, there were 4,695,000 of such shares available for granting future awards under this plan.

     The data in this note include discontinued operations.

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit pension plans and defined-contribution retirement plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the Company's pension and profit-sharing plans were $24.4 million in 1996, $24.0 million in 1995 and $17.5 million in 1994.

     Net periodic pension cost for the Company's qualified pension plans includes the following components:

                                                       (IN THOUSANDS)
                                                 1996       1995       1994
                                                -------   --------   --------
Service cost..................................  $ 6,220   $  5,050   $  5,930
Interest cost.................................    9,450      8,430      7,830
Actual (return) loss on assets................   (7,070)   (11,550)     2,780
Net amortization and deferral.................   (2,610)     2,550    (13,700)
                                                -------   --------   --------
Net periodic pension cost.....................  $ 5,990   $  4,480   $  2,840
                                                =======   ========   ========

     The funded status of the Company's qualified pension plans is summarized as follows, in thousands, at December 31:

                                           1996                        1995
                                 -------------------------   -------------------------
                                   ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                   EXCEED       BENEFITS       EXCEED       BENEFITS
                                 ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                  BENEFITS       ASSETS       BENEFITS       ASSETS
                                 -----------   -----------   -----------   -----------
Actuarial present value of
  benefit obligations:
     Vested benefit
       obligation..............   $ 71,060       $30,920      $ 69,100      $ 28,750
                                  ========       =======      ========      ========
     Accumulated benefit
       obligation..............     73,400        32,110        71,440        31,620
                                  ========       =======      ========      ========
     Projected benefit
       obligation..............     97,430        32,110        94,830        31,620
Assets at fair value...........     76,910        25,130        73,690        16,090
                                  --------       -------      --------      --------
  Projected benefit obligation
     in excess of plan
     assets....................    (20,520)       (6,980)      (21,140)      (15,530)
Reconciling items:
  Unrecognized net loss........     18,830         6,210        27,750         7,890
  Unrecognized prior service
     cost......................         60         3,690        (3,960)        3,300
  Unrecognized net (asset)
     obligation at
     transition................     (2,530)         (890)       (3,090)         (260)
   Requirement to recognize
     minimum liability.........         --        (9,010)           --       (10,930)
                                  --------       -------      --------      --------
Accrued pension cost...........   $ (4,160)      $(6,980)     $   (440)     $(15,530)
                                  ========       =======      ========      ========

     Major assumptions used in accounting for the Company's pension plans are as follows:

                                                      1996     1995    1994
                                                      -----   ------   -----
Discount rate for obligations.......................   7.5%    7.25%    8.5%
Rate of increase in compensation levels.............   5.0%    5.0 %    5.0%
Expected long-term rate of return on plan assets....  11.0%   11.0 %   13.0%

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)
     In addition to the Company's qualified pension plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for pension benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to the Company's non-qualified pension plans totalled $24.7 million and $30.2 million, and $17.6 million and $24.6 million at December 31, 1996 and 1995, respectively; net periodic pension cost for these plans was $4.9 million, $3.7 million and $2.3 million in 1996, 1995, and 1994, respectively.

     The Company sponsors certain postretirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1996, the aggregate present value of the accumulated postretirement benefit obligation approximated $4.0 million.

SEGMENT INFORMATION

     The Company is engaged principally in the manufacture, installation and sale of home improvement and building products. In 1996, the Company categorized its home improvement and building products businesses into the following segments:

        Kitchen and Bath Products - kitchen and bath cabinets; kitchen appliances; faucets; plumbing fittings; bath and shower tubs and enclosures; whirlpools and spas; and bath accessories.

        Other Specialty Products - builders' hardware, including mechanical and electronic lock sets; venting and ventilating equipment; insulation; and water pumps.

     These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets for consumers and contractors.

     The Company's operations are principally located in North America and Europe. Segment information for 1995 and 1994 has been reclassified to conform to the current year presentation.

     Corporate assets consist primarily of real property, cash and cash investments and other investments.

     Pursuant to a corporate services agreement to provide MascoTech, Inc. with certain corporate staff and administrative services, the Company charges a fee approximating .8 percent of MascoTech net sales. This fee approximated $7 million in 1996, $9 million in 1995 and $11 million in 1994 and is included as a reduction of general corporate expense.

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONCLUDED)

     The following table presents information about the Company by product segment and geographic area:

                                                                                                                   (IN THOUSANDS)
                                      NET SALES(1)(2)                  OPERATING PROFIT              ASSETS AT DECEMBER 31
                             ----------------------------------  ----------------------------  ----------------------------------
                                1996        1995        1994       1996      1995      1994       1996        1995        1994
                             ----------  ----------  ----------  --------  --------  --------  ----------  ----------  ----------
The Company's operations by
  segment were:
    Kitchen and Bath
      Products.............  $2,519,000  $2,283,000  $2,077,000  $462,000  $411,000  $441,000  $1,646,000  $1,445,000  $1,293,000
    Other Specialty
      Products.............     718,000     644,000     506,000   104,000    82,000    70,000     632,000     591,000     459,000
                             ----------  ----------  ----------  --------  --------  --------  ----------  ----------  ----------
      Total................  $3,237,000  $2,927,000  $2,583,000  $566,000  $493,000  $511,000  $2,278,000  $2,036,000  $1,752,000
                             ==========  ==========  ==========  ========  ========  ========  ==========  ==========  ==========
The Company's operations by
  geographic area were:
    North America..........  $2,680,000  $2,441,000  $2,247,000  $479,000  $407,000  $437,000  $1,667,000  $1,623,000  $1,400,000
    European Union.........     557,000     486,000     336,000    87,000    86,000    74,000     611,000     413,000     352,000
                             ----------  ----------  ----------  --------  --------  --------  ----------  ----------  ----------
      Total................  $3,237,000  $2,927,000  $2,583,000   566,000   493,000   511,000   2,278,000   2,036,000   1,752,000
                             ==========  ==========  ==========
Other (income) expense, net....................................   (22,000)   51,000   138,000
General corporate expense, net.................................    85,000    90,000    80,000
                                                                 --------  --------  --------
Income from continuing operations before income taxes(3).......  $503,000  $352,000  $293,000
                                                                 ========  ========  ========
Equity investments in and receivable from affiliates.........................................     220,000     265,000     242,000
Securities of Furnishings International Inc..................................................     356,000      --          --
Corporate assets.............................................................................     848,000     425,000     454,000
Net assets of discontinued operations........................................................      --       1,053,000   1,729,000
                                                                                               ----------  ----------  ----------
      Total assets...........................................................................  $3,702,000  $3,779,000  $4,177,000
                                                                                               ==========  ==========  ==========

                                                                                                        DEPRECIATION AND
                                                                    PROPERTY ADDITIONS(4)                 AMORTIZATION
                                                                 ----------------------------  ----------------------------------
                                                                   1996      1995      1994       1996        1995        1994
                                                                 --------  --------  --------  ----------  ----------  ----------
The Company's operations by segment were:
  Kitchen and Bath Products....................................  $116,000  $111,000  $113,000     $58,000     $51,000     $41,000
  Other Specialty Products.....................................    42,000    43,000    20,000      21,000      20,000      15,000
                                                                 --------  --------  --------  ----------  ----------  ----------
      Total....................................................  $158,000  $154,000  $133,000     $79,000     $71,000     $56,000
                                                                 ========  ========  ========  ==========  ==========  ==========

(1) Included in net sales in 1996, 1995 and 1994 are export sales from the U.S. of $46.2 million, $40.9 million and $45.5 million, respectively.

(2) Intra-company sales between segments and geographic areas represented less than one percent of consolidated net sales in 1996, 1995 and 1994.

(3) Income from continuing operations before income taxes and net income pertaining to continuing foreign operations were $82 million and $40 million, $96 million and $52 million, and $94 million and $56 million for 1996, 1995 and 1994, respectively.

(4) Property additions include assets of acquired companies.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                  (IN THOUSANDS)
                                                   1996       1995       1994
                                                 --------   --------   ---------
Re: MascoTech, Inc.:
  Equity earnings (loss).......................  $ 13,860   $ 18,200   $(106,110)
                                                 --------   --------   ---------
  Gain from sale of investments, net...........    67,800      --         --
                                                 --------   --------   ---------
Equity earnings, other affiliates..............     6,230      8,010       6,630
                                                 --------   --------   ---------
Other, net:
  Income from cash and cash investments........     6,910      2,600       1,480
  Other interest income........................    20,710      4,500       4,950
  Other items..................................   (18,630)   (10,060)     16,660
                                                 --------   --------   ---------
                                                    8,990     (2,960)     23,090
                                                 --------   --------   ---------
Interest expense...............................   (74,680)   (73,800)    (61,530)
                                                 --------   --------   ---------
                                                 $ 22,200   $(50,550)  $(137,920)
                                                 ========   ========   =========

     Other interest income for 1996 includes $14.0 million of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc.

     Other items in 1996 include $36.3 million of fourth quarter charges primarily related to adjustments of miscellaneous assets to their estimated fair value.

     Interest expense is presented net of interest expense pertaining to discontinued operations of $21.8 million, $44.0 million and $43.2 million in 1996, 1995 and 1994, respectively.

     Equity earnings from MascoTech for 1994 were $32 million, prior to the Company's pre-tax equity share of MascoTech's non-cash 1994 fourth quarter charge.

                               MASCO CORPORATION

INCOME TAXES

                                                                  (IN THOUSANDS)
                                                    1996       1995       1994
                                                  --------   --------   --------
Income from continuing operations before
  income taxes:
     Domestic...................................  $420,560   $256,190   $199,000
     Foreign....................................    82,140     95,600     93,830
                                                  --------   --------   --------
                                                  $502,700   $351,790   $292,830
                                                  ========   ========   ========
Provision for income taxes:
  Currently payable:
     Federal....................................  $119,250   $ 84,230   $106,550
     State and local............................    18,280     14,740     13,950
     Foreign....................................    41,120     34,530     31,550
  Deferred:
     Federal....................................    27,880      9,300    (38,510)
     Foreign....................................       970      8,940      6,580
                                                  --------   --------   --------
                                                  $207,500   $151,740   $120,120
                                                  ========   ========   ========
Deferred tax assets at December 31:
  Intangibles...................................  $ 27,350   $ 29,340
  Inventories...................................    12,870      8,910
  Accrued liabilities...........................    53,660     40,430
  Capital loss carryforward.....................   163,960      --
  Other, principally equity investments.........    46,470     50,000
                                                  --------   --------
                                                   304,310    128,680
  Valuation allowance...........................  (206,310)     --
                                                  --------   --------
                                                    98,000    128,680
                                                  --------   --------
Deferred tax liabilities at December 31:
  Property and equipment........................   116,000    102,550
  Other.........................................    10,580     25,860
                                                  --------   --------
                                                   126,580    128,410
                                                  --------   --------
Net deferred tax liability (asset) at December
  31............................................  $ 28,580   $   (270)
                                                  ========   ========

     Net deferred tax liability (asset) at December 31, 1996 and 1995 consists of net short-term deferred tax assets of $14.5 million and $44.3 million, respectively, and net long-term deferred tax liabilities of $43.1 million and $44.0 million, respectively.

     A valuation allowance of $206.3 million has been recorded at December 31, 1996 due to the Company's inability to quantify the portion of its capital loss benefit which may ultimately be realized. Such capital loss benefit results from a $164.0 million after-tax capital loss carryforward on the disposition of the Company's home furnishings products segment and a $42.3 million after-tax future deductible temporary difference of a capital nature on the Company's equity investments.

     At December 31, 1995, the Company had estimated a potential unrecorded deferred tax asset of $230.0 million from the anticipated loss on disposition of its home furnishings products segment. Following this disposition, the Company estimates the potential useable capital loss benefit to be approximately $200.0 million. The 1996 tax provision included $36.0 million of this previously

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)
unrecorded benefit, which was offset by the $42.3 million tax provision for the valuation allowance provided on the deferred tax asset pertaining to the Company's equity investments.

     The following is a reconciliation of the U.S. federal statutory rate to the effective tax rate allocated to income from continuing operations before income tax:

                                                              1996   1995   1994
                                                              ----   ----   ----
U.S. federal statutory rate.................................  35%    35%    35%
State and local taxes, net of federal tax benefit...........   2      3      3
Higher taxes on foreign earnings............................   3      5      4
Dividends-received deduction................................  --     --     (2)
Amortization in excess of tax...............................   1      1      1
Valuation allowance, net of capital loss benefit............   1     --     --
Other, net..................................................  (1)    (1)    --
                                                              ---    ---    ---
  Effective tax rate on income from continuing operations...  41%    43%    41%
                                                              ===    ===    ===

     Income taxes paid were approximately $201 million, $170 million and $175 million in 1996, 1995 and 1994, respectively. Amounts paid include taxes on discontinued operations.

     Earnings of foreign subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Provision has not been made at December 31, 1996 for U.S. or additional foreign withholding taxes on approximately $32 million of remaining undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such earnings.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

     The following presents the combined financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. These combined financial statements present the Company's home furnishings products segment as discontinued operations. (See "Discontinued Operations" note.) Intercompany transactions have been eliminated. Amounts, except earnings per share, are in thousands.

                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1996          1995
                                                          ----------    ----------
COMBINED BALANCE SHEETS
Assets
Current assets:
  Cash and cash investments...........................    $  599,020    $  169,240
  Marketable securities...............................        37,760         4,120
  Receivables.........................................       674,530       727,300
  Prepaid expenses and other..........................        81,320        52,160
  Deferred income taxes...............................        53,670        95,650
  Net current assets of businesses held for                   85,980        62,410
     disposition......................................
  Inventories:
     Raw material.....................................       238,250       230,290
     Finished goods...................................       209,590       198,680
     Work in process..................................       125,950       142,700
                                                          ----------    ----------
                                                             573,790       571,670
                                                          ----------    ----------
       Total current assets...........................     2,106,070     1,682,550
Equity investments in affiliates......................       221,380       199,330
Securities of Furnishings International Inc...........       356,340        --
Property and equipment................................     1,523,590     1,496,840
Excess of cost over acquired net assets...............       660,690       618,190
Net non-current assets of businesses held for                 22,850       104,510
  disposition.........................................
Net assets of discontinued operations.................        --         1,052,670
Other assets..........................................       415,280       390,300
                                                          ----------    ----------
       Total assets...................................    $5,306,200    $5,544,390
                                                          ==========    ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable.......................................    $   16,620    $   31,050
  Accounts payable....................................       241,420       249,330
  Accrued liabilities.................................       501,800       406,570
                                                          ----------    ----------
       Total current liabilities......................       759,840       686,950
Long-term debt........................................     2,020,400     2,466,210
Deferred income taxes and other.......................       300,170       271,030
Other interests in combined affiliates................       385,980       464,770
                                                          ----------    ----------
       Total liabilities..............................     3,466,390     3,888,960
Equity of shareholders of Masco Corporation...........     1,839,810     1,655,430
                                                          ----------    ----------
       Total liabilities and shareholders' equity.....    $5,306,200    $5,544,390
                                                          ==========    ==========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                 FOR THE YEARS ENDED DECEMBER 31
                                            -----------------------------------------
                                               1996           1995           1994
                                            -----------    -----------    -----------
COMBINED STATEMENTS OF OPERATIONS
Net sales...............................    $ 5,095,710    $ 5,141,160    $ 4,807,560
Cost of sales...........................     (3,476,820)    (3,598,140)    (3,307,870)
Selling, general and administrative            (933,250)      (938,480)      (855,390)
  expenses..............................
Gains (charge) on disposition of                (31,520)         5,290       (400,000)
  businesses, net.......................
                                            -----------    -----------    -----------
       Operating profit.................        654,120        609,830        244,300
                                            -----------    -----------    -----------
Other income (expense), net:
  Interest expense......................       (115,460)      (137,230)      (124,290)
  Other, net............................        106,810         26,990         81,070
                                            -----------    -----------    -----------
                                                 (8,650)      (110,240)       (43,220)
                                            -----------    -----------    -----------
       Income from continuing operations        645,470        499,590        201,080
          before income taxes and other
          interests.....................
Income taxes............................        279,830        230,850        118,230
Other interests in combined                      70,440         68,690        (89,860)
  affiliates............................
                                            -----------    -----------    -----------
       Income from continuing                   295,200        200,050        172,710
          operations....................
                                            -----------    -----------    -----------
Discontinued operations (net of income
  taxes):
     Income from operations.............        --               8,270         20,990
     Loss on disposition, net...........        --            (650,000)       --
                                            -----------    -----------    -----------
       Net income (loss)................    $   295,200    $  (441,680)   $   193,700
                                            ===========    ===========    ===========
Earnings (loss) per share:
  Continuing operations.................          $1.84         $ 1.25          $1.09
  Discontinued operations:
     Income from operations.............             --            .05            .13
     Loss on disposition, net...........             --          (4.07)            --
                                            -----------    -----------    -----------
       Earnings (loss) per share........          $1.84         $(2.77)         $1.22
                                            ===========    ===========    ===========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                               FOR THE YEARS ENDED DECEMBER 31
                                             -----------------------------------
                                                1996         1995        1994
                                             -----------   ---------   ---------
COMBINED STATEMENTS OF CASH FLOWS
Cash Flows From (For) Operating Activities:
  Income from continuing operations........  $   295,200   $ 200,050   $ 172,710
  Depreciation and amortization............      167,080     158,640     161,170
  Equity earnings, net.....................      (12,730)     (5,860)     (6,850)
  Deferred income taxes....................       39,590      75,130     (96,480)
  (Gains) charge on disposition of
     businesses, net.......................       31,520      (5,290)    400,000
  Gain from change in investment...........      --           (5,100)     --
  Other interests in net income (loss) of
     combined affiliates, net..............       70,440      68,690     (89,860)
  (Increase) decrease in receivables.......        1,230     (83,240)    (70,970)
  (Increase) decrease in inventories.......       14,870     (15,250)    (66,150)
  Increase in accounts payable and accrued
     liabilities, net......................       93,700      28,640      72,220
  Discontinued operations, net.............      (19,240)     62,560      (5,910)
  Other, net...............................      (40,050)     (2,500)     (5,990)
                                             -----------   ---------   ---------
       Net cash from operating
          activities.......................      641,610     476,470     463,890
                                             -----------   ---------   ---------
Cash Flows From (For) Investing Activities:
  Capital expenditures.....................     (207,600)   (284,350)   (261,320)
  Acquisitions, net of cash acquired.......     (247,800)    (23,850)   (126,830)
  Cash proceeds from sale of discontinued
     operations............................      707,630      --          --
  Proceeds from sale of subsidiaries.......      223,720     122,190      41,220
  Proceeds from sale of Formica
     investment............................      --           74,470      --
  Other, net...............................      (34,200)     52,440     (41,250)
  Discontinued operations, net.............      --          (38,290)    (78,290)
                                             -----------   ---------   ---------
       Net cash from (for) investing
          activities.......................      441,750     (97,390)   (466,470)
                                             -----------   ---------   ---------
Cash Flows From (For) Financing Activities:
  Increase in debt.........................      570,520     577,290     659,680
  Payment of debt..........................   (1,063,720)   (855,250)   (406,800)
  Repurchase of common stock...............      (14,040)    (13,130)   (115,860)
  Cash dividends paid......................     (146,340)   (137,380)   (128,150)
  Discontinued operations, net.............      --           12,480     (48,250)
                                             -----------   ---------   ---------
       Net cash (for) financing
          activities.......................     (653,580)   (415,990)    (39,380)
                                             -----------   ---------   ---------
Cash and Cash Investments:
  Increase (decrease) for the year.........      429,780     (36,910)    (41,960)
  At January 1.............................      169,240     206,150     248,110
                                             -----------   ---------   ---------
  At December 31...........................  $   599,020   $ 169,240   $ 206,150
                                             ===========   =========   =========

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                       QUARTERS ENDED
                                     ---------------------------------------------------
                                     DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                                     -----------    ------------    --------    --------
1996:
Net sales........................     $ 843,000       $843,000      $787,000    $764,000
Gross profit.....................     $ 293,830       $321,000      $290,430    $283,670
Net income:
  Income.........................     $  83,400       $ 81,800      $ 68,000    $ 62,000
  Income per share...............          $.52           $.51          $.42        $.39

1995:
Net sales........................     $ 754,000       $738,000      $714,000    $721,000
Gross profit.....................     $ 256,950       $276,670      $264,880    $282,170
Income from continuing
  operations:
  Income.........................     $  10,650       $ 62,070      $ 57,410    $ 69,920
  Income per share...............          $.06            $.39         $.36        $.44
Net income (loss):
  Income (loss)..................     $(646,580)      $ 67,100      $ 63,400    $ 74,400
  Income (loss) per share........        $(4.06)           $.42         $.40        $.47

     The fourth quarter of 1996 includes a $67.8 million net pre-tax gain from the sale of certain MascoTech, Inc. investments ($40.7 million after-tax or $.25 per share). This gain was principally offset by fourth quarter charges aggregating $49.1 million pre-tax ($37.5 million after-tax or $.23 per share) primarily for adjustments of miscellaneous assets to their estimated fair value.

     Fourth quarter 1995 net loss and loss per share reflect the Company's $650 million non-cash pre-tax and after-tax charge for the disposition of its home furnishings products segment.

     Quarterly net sales and gross profit amounts exclude net sales and gross profit of the Company's home furnishings products segment, which the Company classified as discontinued operations during the fourth quarter of 1995. Net sales and gross profit of the Company's home furnishings products segment for the 1995 quarters ended March 31, June 30, September 30 and December 31 were $505 million and $128.4 million, $494 million and $121.2 million, $497 million and $115.5 million and $518 million and $123.8 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, consist of the following:

                        Consolidated Balance Sheets
                        Consolidated Statements of Operations
                        Consolidated Statements of Cash Flows
                        Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

            (i)        Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1996, 1995 and
                       1994, consists of the following:
                       II. Valuation and Qualifying Accounts
            (ii)  (A)  MascoTech, Inc. and Subsidiaries Consolidated Financial
                       Statements appended hereto, at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994,
                       consist of the following:
                            Consolidated Balance Sheet
                            Consolidated Statement of Operations
                            Consolidated Statement of Cash Flows
                            Notes to Consolidated Financial Statements
                  (B)  MascoTech, Inc. and Subsidiaries Financial Statement
                       Schedule appended hereto, for the years ended December 31,
                       1996, 1995 and 1994, consists of the following:
                       II. Valuation and Qualifying Accounts

        (3) Exhibits.

                 3.i         Restated Certificate of Incorporation of Masco Corporation
                             and amendments thereto.
                 3.ii        Bylaws of Masco Corporation, as amended.(5)
                 4.a.i       Indenture dated as of December 1, 1982 between Masco
                             Corporation and Morgan Guaranty Trust Company of New York,
                             as Trustee, and Directors' resolutions establishing Masco
                             Corporation's: (i) 9% Notes Due October 1, 2001 (all filed herewith), (ii) 6 5/8% Notes Due September 15, 1999(7),
                             (iii) 6 1/8% Notes Due September 15, 2003(6), and (iv)
                             7 1/8% Debentures Due August 15, 2013.(6)
                 4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of July 25, 1994 among Masco Corporation, Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago.(4)
                 4.a.iii     Supplemental Indenture dated as of July 26, 1994 between
                             Masco Corporation and The First National Bank of Chicago.(4)
                 4.b         Indenture dated as of December 1, 1982 between Masco
                             Corporation and Citibank, N.A., as Trustee, and Directors'
                             resolutions establishing Masco Corporation's 5 1/4%
                             Convertible Subordinated Debentures Due 2012, including form of Debenture.
                 4.c         $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
                             party thereto and Morgan Guaranty Trust Company of New York, as agent.

                 4.d         Rights Agreement dated as of December 6, 1995 between Masco
                             Corporation and The Bank of New York, as Rights Agent.(2)
                 4.e         Indenture dated as of November 1, 1986 between Masco
                             Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                             Guaranty Trust Company of New York, as Trustee, and
                             Directors' resolutions establishing Masco Industries, Inc.'s
                             4 1/2% Convertible Subordinated Debentures Due 2003(5),
                             Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of August 4, 1994 among MascoTech, Inc., Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago and Supplemental Indenture dated as of
                             August 5, 1994 among MascoTech, Inc. and The First National
                             Bank of Chicago.(3)
                 4.f         Credit Agreement dated as of February 28, 1997, by and among
                             MascoTech, Inc., the banks party thereto, NBD Bank, as agent for the banks, and Comerica Bank, The Bank of New York,
                             NationsBank, N.A. and Bank of America Illinois, as
                             co-agents.
                 NOTE:       Other instruments, notes or extracts from agreements
                             defining the rights of holders of long-term debt of Masco
                             Corporation or its subsidiaries have not been filed since
                             (i) in each case the total amount of long-term debt
                             permitted thereunder does not exceed 10 percent of Masco
                             Corporation's consolidated assets, and (ii) such
                             instruments, notes and extracts will be furnished by Masco
                             Corporation to the Securities and Exchange Commission upon request.
                 10.a        Assumption and Indemnification Agreement dated as of May 1,
                             1984 between Masco Corporation and Masco Industries, Inc.
                             (now known as MascoTech, Inc.).(2)
                 10.b        Corporate Services Agreement dated as of January 1, 1987
                             between Masco Corporation and Masco Industries, Inc. (now
                             known as MascoTech, Inc.)(7) and Amendment No. 1 dated as of
                             October 31, 1996.(1)
                 10.c        Corporate Opportunities Agreement dated as of May 1, 1984
                             between Masco Corporation and Masco Industries, Inc. (now
                             known as MascoTech, Inc.)(2) and Amendment No. 1 dated as of
                             October 31, 1996.(1)
                 10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
                             Masco Corporation and Masco Industries, Inc. (now known as
                             MascoTech, Inc.) and related letter dated September 20,
                             1985, Amendment to Stock Repurchase Agreement dated as of
                             December 20, 1990 (all filed herewith), and amendment to
                             Stock Repurchase Agreement included in Agreement dated as of
                             November 23, 1993.(5)
                 NOTE:       Exhibits 10.e through 10.p constitute the management
                             contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
                 10.e        Masco Corporation 1991 Long Term Stock Incentive Plan
                             (Restated December 6, 1995).(2)
                 10.f        Masco Corporation 1988 Restricted Stock Incentive Plan
                             (Restated December 6, 1995).(2)
                 10.g        Masco Corporation 1988 Stock Option Plan (Restated December
                             6, 1995).(2)
                 10.h        Masco Corporation 1984 Restricted Stock (Industries)
                             Incentive Plan (Restated December 6, 1995).(2)
                 10.i        Masco Corporation 1984 Stock Option Plan (Restated December
                             6, 1995).(2)
                 10.j        Masco Corporation Restricted Stock Incentive Plan (Restated
                             December 6, 1995).(2)



                 10.k        MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                             (Restated December 6, 1995).(2)
                 10.1        MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                             (Restated December 6, 1995).(2)
                 10.m        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
                             1995).(2)
                 10.n        Masco Corporation Supplemental Executive Retirement and
                             Disability Plan.(3)
                 10.o        Masco Corporation Benefits Restoration Plan.(3)
                 10.p.i      Form of Agreement dated June 29, 1989 between Masco
                             Corporation and certain of its officers.(5)
                 10.p.ii     Registration Agreement dated as of December 27, 1988 among
                             Masco Industries, Inc. (now known as MascoTech, Inc.), Masco
                             Corporation and TriMas Corporation, Amendment dated as of
                             April 21, 1992, Amendment to Registration Agreement dated as of January 5, 1993, Amendment to Registration Agreement
                             dated as of May 26, 1994, and Amendment to Registration
                             Agreement dated as of May 15, 1996.
                 10.q        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 between Masco Corporation and
                             MascoTech, Inc., including form of Note (5) and Amendment
                             No. 1 thereto dated as of October 31, 1996.(1)
                 10.r        Registration Agreement dated as of March 31, 1993 between
                             Masco Corporation and Masco Industries, Inc. (now known as
                             MascoTech, Inc.).(5)
                 10.s        Stock Purchase Agreement between Masco Corporation and Masco
                             Industries, Inc. (now known as MascoTech, Inc.) dated as of
                             December 23, 1991 (regarding Masco Capital Corporation).
                 10.t        Stock Purchase Agreement dated as of October 15, 1996
                             between Masco Corporation and MascoTech, Inc.(1) and related promissory note.
                 10.u        12% Senior Note Due 2008 by Furnishings International Inc.
                             to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
                             and Masco Corporation.
                 11          Computation of Primary and Fully Diluted Per Share Earnings
                             (Loss).
                 12          Computation of Ratio of Earnings to Fixed Charges.
                 21          List of Subsidiaries.
                 23.a        Consent of Coopers & Lybrand L.L.P. relating to Masco
                             Corporation's Financial Statements and Financial Statement
                             Schedule.
                 23.b        Consent of Coopers & Lybrand L.L.P. relating to MascoTech,
                             Inc.'s Financial Statements and Financial Statement
                             Schedule.
                 27          Financial Data Schedule.


-------------------------
(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 13, 1996.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

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

(B) REPORTS ON FORM 8-K.

     The following Current Report on Form 8-K was filed by Masco Corporation during the quarter ended December 31, 1996:

     1. Current Report on Form 8-K dated November 13, 1996 reporting under Item
        5. "Other Events" the Company's sale of MascoTech, Inc. common stock and warrants to purchase common stock.

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

March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN                 Chairman of the Board
---------------------------------------------        and Chief Executive Officer
            RICHARD A. MANOOGIAN

        PRINCIPAL FINANCIAL OFFICER:

          /s/ RICHARD G. MOSTELLER                 Senior Vice President -- Finance
---------------------------------------------
            RICHARD G. MOSTELLER

        PRINCIPAL ACCOUNTING OFFICER:

           /s/ ROBERT B. ROSOWSKI                  Vice President -- Controller and
---------------------------------------------        Treasurer
             ROBERT B. ROSOWSKI

             /s/ LILLIAN BAUDER                    Director
---------------------------------------------
               LILLIAN BAUDER

             /s/ ERWIN L. KONING                   Director
---------------------------------------------
               ERWIN L. KONING

          /s/ JOSEPH L. HUDSON, JR.                Director
---------------------------------------------
            JOSEPH L. HUDSON, JR.

              /s/ WAYNE B. LYON                    Director
---------------------------------------------
                WAYNE B. LYON

             /s/ JOHN A. MORGAN                    Director
---------------------------------------------
               JOHN A. MORGAN

              /s/ ARMAN SIMONE                     Director
---------------------------------------------
                ARMAN SIMONE

             /s/ PETER W. STROH                    Director
---------------------------------------------
               PETER W. STROH

                                                                  March 27, 1997

                               MASCO CORPORATION

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

 Schedules, as required, for the years ended December 31, 1996, 1995 and 1994:

                                                                PAGE
                                                                ----

II. Valuation and Qualifying Accounts.......................     F-2
MascoTech, Inc. and Subsidiaries Consolidated Financial
  Statements and Financial Statement Schedule...............     F-3

                               MASCO CORPORATION
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

           COLUMN A                 COLUMN B               COLUMN C              COLUMN D       COLUMN E
           --------                -----------    --------------------------    -----------    -----------
                                                          ADDITIONS
                                                  --------------------------
                                   BALANCE AT       CHARGED        CHARGED                     BALANCE AT
                                    BEGINNING       TO COSTS       TO OTHER                      END OF
          DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
          -----------              ----------     ------------     --------     ----------     ----------
                                                                     (A)            (B)
Allowance for doubtful
  accounts, deducted from
  accounts receivable in the
  balance sheet:
       1996....................    $16,260,000     $5,060,000     $  640,000    $(4,010,000)   $17,950,000
                                   ===========     ==========     ==========    ===========    ===========
       1995....................    $12,050,000     $6,450,000     $   80,000    $(2,320,000)   $16,260,000
                                   ===========     ==========     ==========    ===========    ===========
       1994....................    $ 9,010,000     $4,380,000     $1,230,000    $(2,570,000)   $12,050,000
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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996 and the financial statement schedule as listed in Item 14(a)(2)(ii)(A) and (B) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepting auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in the footnotes to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 28, 1997

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                     1996              1995
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $   19,400,000    $   16,380,000
  Marketable securities.....................................        37,760,000         4,120,000
  Receivables...............................................       127,530,000       216,490,000
  Inventories...............................................        69,640,000        94,420,000
  Deferred and refundable income taxes......................        39,180,000        51,300,000
  Prepaid expenses and other assets.........................        14,480,000        21,630,000
  Net current assets of businesses held for disposition.....        85,980,000        62,410,000
                                                                --------------    --------------
       Total current assets.................................       393,970,000       466,750,000
Equity and other investments in affiliates..................       282,470,000       237,530,000
Property and equipment, net.................................       388,460,000       466,450,000
Excess of cost over net assets of acquired companies........        69,140,000       115,750,000
Notes receivable and other assets...........................        72,090,000        47,780,000
Net non-current assets of businesses held for disposition...        22,850,000       104,510,000
                                                                --------------    --------------
       Total assets.........................................    $1,228,980,000    $1,438,770,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   58,170,000    $   99,710,000
  Accrued liabilities.......................................        96,910,000        82,400,000
  Current portion of long-term debt.........................         3,370,000         5,150,000
                                                                --------------    --------------
       Total current liabilities............................       158,450,000       187,260,000
Long-term debt held by Masco Corporation....................       151,380,000          --
Other long-term debt........................................       601,020,000       701,910,000
Deferred income taxes and other long-term liabilities.......       153,170,000       134,420,000
                                                                --------------    --------------
       Total liabilities....................................     1,064,020,000     1,023,590,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par: Authorized: 25 million;
     Outstanding: 10.8 million (liquidation value -- $216
     million)...............................................        10,800,000        10,800,000
  Common stock, $1 par: Authorized: 250 million;
     Outstanding: 37.3 million and 55.5 million.............        37,250,000        55,520,000
  Paid-in capital...........................................        41,080,000       307,910,000
  Retained earnings.........................................        61,060,000        32,380,000
  Other.....................................................        14,770,000         8,570,000
                                                                --------------    --------------
       Total shareholders' equity...........................       164,960,000       415,180,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $1,228,980,000    $1,438,770,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996              1995              1994
                                                 ---------------   ---------------   ---------------
Net sales......................................  $ 1,281,220,000   $ 1,678,210,000   $ 1,702,260,000
Cost of sales..................................   (1,048,110,000)   (1,397,880,000)   (1,385,430,000)
                                                 ---------------   ---------------   ---------------
    Gross profit...............................      233,110,000       280,330,000       316,830,000
Selling, general and administrative expenses...     (132,260,000)     (176,810,000)     (194,680,000)
Gains (charge) on disposition of businesses,
  net..........................................      (31,520,000)        5,290,000      (400,000,000)
                                                 ---------------   ---------------   ---------------
    Operating profit (loss)....................       69,330,000       108,810,000      (277,850,000)
                                                 ---------------   ---------------   ---------------
Other income (expense), net:
  Interest expense.............................      (29,970,000)      (49,900,000)      (49,830,000)
  Equity and interest income from affiliates...       40,460,000        31,420,000        29,810,000
  Gain from change in investment of an equity
    affiliate..................................        --                5,100,000         --
  Other, net...................................       (2,600,000)        4,850,000        33,380,000
                                                 ---------------   ---------------   ---------------
                                                       7,890,000        (8,530,000)       13,360,000
                                                 ---------------   ---------------   ---------------
    Income (loss) from continuing operations
       before income taxes (credit),
       extraordinary item and cumulative effect
       of accounting change, net...............       77,220,000       100,280,000      (264,490,000)
Income taxes (credit)..........................       37,300,000        41,090,000       (30,070,000)
                                                 ---------------   ---------------   ---------------
    Income (loss) from continuing operations
       before extraordinary item and cumulative
       effect of accounting change, net........       39,920,000        59,190,000      (234,420,000)
Gain on disposition of discontinued energy
  operations (net of income taxes).............        --                --               11,700,000
                                                 ---------------   ---------------   ---------------
    Income (loss) before extraordinary item and
       cumulative effect of accounting change,
       net.....................................       39,920,000        59,190,000      (222,720,000)
Extraordinary income (net of income taxes).....        --                --                2,600,000
Cumulative effect of accounting change (net of
  income taxes)................................       11,700,000         --                --
                                                 ---------------   ---------------   ---------------
    Net income (loss)..........................  $    51,620,000   $    59,190,000   $  (220,120,000)
                                                 ===============   ===============   ===============
Preferred stock dividends......................  $    12,960,000   $    12,960,000   $    12,960,000
                                                 ===============   ===============   ===============
    Earnings (loss) attributable to common
       stock...................................  $    38,660,000   $    46,230,000   $  (233,080,000)
                                                 ===============   ===============   ===============

                                                                1996
                                                         ------------------
                                                                   ASSUMING
                                                                     FULL      1995      1994
                                                         PRIMARY   DILUTION   PRIMARY   PRIMARY
                                                         -------   --------   -------   -------
Earnings (loss) per common and
  common equivalent share:
     Continuing operations...........................      $.50      $.49       $.81    $(4.20)
     Gain on disposition of discontinued
       energy operations.............................     --         --        --          .20
                                                         ------    ------     ------    -------
     Income (loss) before extraordinary
       item and cumulative effect of
       accounting change, net........................      .50        .49       .81     (4.00)
     Extraordinary income............................     --         --        --          .04
     Cumulative effect of accounting
       change, net...................................      .22        .21      --         --
                                                         ------    ------     ------    -------
     Earnings (loss) attributable to
       common stock..................................     $.72       $.70       $.81    $(3.96)
                                                         ======    ======     ======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                     -------------   -------------   -------------
CASH FROM (USED FOR):
 OPERATING ACTIVITIES:
  Net income (loss)................................  $  51,620,000   $  59,190,000   $(220,120,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities, excluding
   reclassification of businesses held for
   disposition:
     (Gains) charge on disposition of businesses,
       net.........................................     31,520,000      (5,290,000)    400,000,000
     Gain from change in investment of an equity
      affiliate....................................       --            (5,100,000)       --
     Gains from sales of TriMas common stock.......       --              --           (17,900,000)
     Depreciation and amortization.................     44,470,000      47,070,000      66,760,000
     Equity earnings, net of dividends.............    (31,650,000)    (23,360,000)    (23,720,000)
     Deferred income taxes.........................      8,640,000      51,330,000     (67,760,000)
     (Increase) decrease in marketable securities,
       net.........................................    (24,890,000)     57,990,000     (34,320,000)
     Decrease (increase) in receivables............     10,200,000     (21,910,000)    (37,940,000)
     Decrease (increase) in inventories............     19,190,000       4,650,000     (23,390,000)
     Decrease (increase) in prepaid expenses and
      other current assets.........................     38,650,000      (1,900,000)    (32,860,000)
     Increase (decrease) in accounts payable and
      accrued liabilities..........................      9,320,000      (9,070,000)     65,330,000
     Other, net, including extraordinary item......     (8,820,000)      2,390,000      (6,000,000)
     Net assets of businesses held for disposition,
      net, including cumulative effect of
      accounting change............................    (19,240,000)      2,190,000     (30,410,000)
                                                     -------------   -------------   -------------
       Net cash from operating activities..........    129,010,000     158,180,000      37,670,000
                                                     -------------   -------------   -------------
 FINANCING ACTIVITIES:
  Issuance of convertible debt.....................       --              --           337,240,000
  Increase in other debt...........................      5,220,000      79,460,000      82,730,000
  Payment or repurchase of other debt..............   (114,900,000)   (253,770,000)   (349,230,000)
  Retirement of Company Common Stock...............    (14,040,000)    (13,130,000)    (54,130,000)
  Repurchase of Company Common Stock and warrants
   from Masco Corporation for cash.................   (116,000,000)       --              --
  Payment of dividends.............................    (22,940,000)    (21,000,000)    (18,980,000)
  Other, net.......................................     (8,610,000)     (2,250,000)     (5,010,000)
                                                     -------------   -------------   -------------
       Net cash used for financing activities......   (271,270,000)   (210,690,000)     (7,380,000)
                                                     -------------   -------------   -------------
 INVESTING ACTIVITIES:
  Cash received from sales of TriMas securities....       --              --            18,180,000
  Cash received from sale of businesses............    223,720,000     122,190,000      41,220,000
  Acquisition of businesses........................    (47,200,000)    (23,850,000)       --
  Capital expenditures.............................    (42,390,000)    (95,800,000)   (115,220,000)
  Receipt of cash from notes receivable............      9,300,000       6,570,000      14,640,000
  Other, net.......................................      1,850,000      (2,170,000)    (10,360,000)
                                                     -------------   -------------   -------------
       Net cash from (used for) investing
          activities...............................    145,280,000       6,940,000     (51,540,000)
                                                     -------------   -------------   -------------
CASH AND CASH INVESTMENTS:
  Increase (decrease) for the year.................      3,020,000     (45,570,000)    (21,250,000)
  At January 1.....................................     16,380,000      61,950,000      83,200,000
                                                     -------------   -------------   -------------
       At December 31..............................  $  19,400,000   $  16,380,000   $  61,950,000
                                                     =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting; ownership less than 20 percent is accounted for on the cost basis unless the Company exercises significant influence over the investee. Capital transactions by equity affiliates, which change the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and the investment in affiliates account.

     The consolidated balance sheet at December 31, 1996 reflects the segregation of net current and net non-current assets related to the disposition of the Company's Technical Services Group ("TSG") and, at December 31, 1995, reflects the segregation of assets related to the plan adopted in late 1994 to dispose of certain businesses.

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1996 owned approximately 21 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, aggregated approximately $7 million in 1996, $9 million in 1995, and $11 million in 1994.

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

     Marketable Securities. The Company's marketable equity securities holdings are categorized as either trading or available-for-sale securities, and, as a result, are stated at fair value. Changes in the fair value of trading securities are recognized in earnings and the changes in the fair value of available-for-sale securities are recorded in shareholders' equity, net of deferred taxes.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $2.0 million at both December 31, 1996 and 1995.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there

                                MASCOTECH, INC.

has been a permanent impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1996.

     At December 31, 1996 and 1995, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $29.4 million and $42.3 million, respectively. Amortization expense was $8.5 million, $13.7 million and $22.9 million in 1996, 1995 and 1994, respectively.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made for U.S. or additional foreign withholding taxes on approximately $47 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     Earnings (Loss) Per Common Share. Primary earnings per common share are based on the weighted average shares of common stock and common stock equivalents outstanding (including the dilutive effect of options and warrants, utilizing the treasury stock method) of 53.8 million and 57.1 million in 1996 and 1995, respectively. Primary loss per common share in 1994 is based on 58.9 million weighted average shares of common stock outstanding. The effect of options and warrants on earnings per common share in 1994 would be anti-dilutive. Primary earnings (loss) per common share are calculated on earnings (loss) after deducting preferred stock dividends of $13.0 million in each of 1996, 1995 and 1994.

     Fully diluted earnings per common share is presented only when the assumed conversion of convertible securities is dilutive. Convertible securities did not have a dilutive effect on earnings (loss) per common share in 1996, 1995 or 1994. Fully diluted earnings per common share is presented in 1996 due to the utilization of the treasury stock method.

     In late 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. These shares and warrants have been retired. If such retirement had taken place at the beginning of 1996, the pro forma primary and fully diluted earnings per common and common equivalent share amounts would have been $.78 and $.77, respectively, in 1996.

     Recently Issued Accounting Pronouncements. At January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in a pre-tax gain (because the fair value of the businesses being held for sale at January 1, 1996 exceeded the carrying value for such businesses) of $16.7 million ($11.7 million after-tax), recorded as the cumulative effect of an accounting change. The pro forma effect of the retroactive application of the change on the financial statements for the years prior to 1996 has not been presented because the new method did not have a material effect on the earnings reported for those years. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for

                                MASCOTECH, INC.

Stock-Based Compensation," effective with the 1996 financial statements, and elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1996 and 1995, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income and income per common share would not have been material. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the American Institute of Certified Public Accountants' Statement of Position No. 96-1, "Environmental Remediation Liabilities," become effective in 1997 and will not have a material impact on the Company's financial statements. The Company expects that SFAS No. 128, "Earnings Per Share," will not have a material impact on earnings per share when adopted in 1997.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1996: in addition to cash received, approximately $25 million comprised of both common stock and warrants (with a portion of the common stock subsequently sold for approximately $14 million of cash), as consideration from the sale of MascoTech Stamping Technologies, Inc.; in addition to the cash payment by the Company of $121 million, notes approximating $159 million were issued for the purchase of 18 million shares of the Company's Common Stock and warrants to purchase 10 million shares of the Company's Common Stock (see "Shareholders' Equity" note); in 1995: in addition to cash received, approximately $34 million comprised of both notes receivable due from, and a 29 percent equity interest in, the acquiring company, as consideration for a non-core business unit.

     Income taxes paid (refunded) were $(12) million, $11 million and $28 million in 1996, 1995 and 1994, respectively. Interest paid was $30 million, $55 million and $61 million in 1996, 1995 and 1994, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. Through dates of sale, the businesses held for disposition had sales of approximately $90 million, $468 million and $637 million in 1996, 1995 and 1994, respectively, and operating losses before gains (charge) on disposition of businesses, net of $14 million, $11 million and $7 million in 1996, 1995 and 1994, respectively. At December 31, 1996, the Company has substantially completed the disposition of such businesses, and the liability for accrued exit costs approximates $17 million, including approximately $11 million related to post-employment benefits.

     The Company's carrying value of a number of the businesses disposed of exceeded the estimated proceeds expected from such dispositions. To reflect the estimated loss on the disposition of these businesses, the Company in 1994 recorded a non-cash charge aggregating $400 million pre-tax (approximately $315 million after-tax or $5.35 per common share) for those businesses for which a loss was anticipated.

     During 1995, the Company divested a number of such businesses, in separate transactions, for aggregate proceeds of approximately $180 million, which resulted in net gains of approximately $25 million. These net gains were substantially offset by reductions in the estimated net proceeds the Company expected to receive from certain remaining businesses to be sold, aggregating approximately $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     In May, 1996, the Company sold MascoTech Stamping Technologies, Inc.
(MSTI), a wholly owned subsidiary, to Tower Automotive, Inc. (Tower) resulting in an after-tax loss of approximately $26

                                MASCOTECH, INC.

million ($.47 per common share), including after-tax losses of approximately $1 million related to the closure of a MSTI manufacturing facility not included in the sale. The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration, contingent upon the future earnings of MSTI over the next three years, which, if entirely earned, would substantially offset the loss.

     On January 3, 1997, the Company completed the sale of its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November, 1996 for approximately $44 million. The sale will result in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, subordinated debentures, preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. Net proceeds to the Company will approximate $90 million, after taking into account the purchase price for APX International and taxes payable in connection with this transaction. The excess of the consideration received by the Company over the book value of the related net assets has been deferred and will be recognized when cash is received. The net assets of the Technical Services Group and APX International are reflected on the consolidated balance sheet as net assets of businesses held for disposition at December 31, 1996. The Company has not reflected any revenues or expenses in the consolidated statement of operations related to APX International from the date of acquisition through December 31, 1996 as control was deemed to be temporary.

     The disposition of businesses held for sale or sold, including MSTI and TSG, did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses were included in continuing operations until disposition. Businesses held for sale or sold, including MSTI and TSG, had sales of approximately $412 million, $874 million and $964 million in 1996, 1995 and 1994, respectively, and operating income (losses) before gains (charge) on disposition of businesses, net of $(13) million, $5 million and $8 million in 1996, 1995 and 1994, respectively.

     In late 1993, the Company adopted a plan to divest the business units in its energy segment. Certain of the remaining business units were sold in 1994 at prices greater than those used in estimating the loss on disposition in 1993, resulting in a reversal in 1994 of approximately $18 million pre-tax ($11.7 million after-tax) of the charge established in 1993.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1996 and 1995:

                                                                   (IN THOUSANDS)
                                                               1996        1995
                                                             --------    --------
Receivables..............................................    $ 59,110    $ 49,510
Other current assets.....................................      46,050      88,000
Current liabilities......................................     (19,180)    (75,100)
                                                             --------    --------
  Net current assets.....................................      85,980      62,410
                                                             --------    --------
Property and equipment, net..............................      22,090      26,180
Other non-current assets and liabilities, net............         760      78,330
                                                             --------    --------
  Net non-current assets.................................      22,850     104,510
                                                             --------    --------
Net assets of businesses held for disposition............    $108,830    $166,920
                                                             ========    ========

                                MASCOTECH, INC.

INVENTORIES:

                                                                   (IN THOUSANDS)
                                                                 AT DECEMBER 31
                                                               ------------------
                                                                1996       1995
                                                               -------    -------
Finished goods.............................................    $21,020    $21,120
Work in process............................................     20,360     38,480
Raw material...............................................     28,260     34,820
                                                               -------    -------
                                                               $69,640    $94,420
                                                               =======    =======

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                   AT DECEMBER 31
                                                                --------------------
                                                                1996    1995    1994
                                                                ----    ----    ----
TriMas Corporation..........................................    41%     41%     41%
Emco Limited................................................    43%     43%     43%
Titan Wheel International, Inc. ............................    12%     15%     20%

     TriMas Corporation ("TriMas") is a diversified manufacturer of commercial, industrial and consumer products. Emco Limited ("Emco") is a Canadian-based manufacturer and distributor of building and other industrial products. Titan Wheel International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. At December 31, 1996, the investments in Titan common stock and in Emco convertible and other debt are classified for accounting purposes as available-for-sale securities. Accordingly, these investments have been recorded at fair value which was in excess of their carrying value resulting in unrealized gains of approximately $8 million pre-tax which have been reflected as an adjustment to shareholders' equity, net of deferred taxes of $3 million, at December 31, 1996.

     The carrying amount of investments in affiliates at December 31, 1996 and 1995 and quoted market values at December 31, 1996 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                             (IN THOUSANDS)
                                                      1996
                                                     QUOTED       1996        1995
                                                     MARKET     CARRYING    CARRYING
                                                     VALUE       AMOUNT      AMOUNT
                                                    --------    --------    --------
Common stock:
  TriMas Corporation............................    $362,690..  $101,880    $ 80,150
  Emco Limited..................................    65,130..      49,400      43,720
  Titan Wheel International, Inc................    42,280..      42,280      32,240
                                                    --------    --------    --------
Common stock holdings...........................    470,100..    193,560     156,110
Convertible and other debt:
  Emco Limited..................................    35,130..      35,130      32,390
                                                    --------    --------    --------
Investments in publicly traded affiliates.......    $505,230..   228,690     188,500
                                                    ========
Other non-public affiliates.....................                  53,780      49,030
                                                                --------    --------
Total...........................................                $282,470    $237,530
                                                                ========    ========

                                MASCOTECH, INC.

     During 1994, the Company sold a portion of its common stock holdings in TriMas, decreasing the Company's common equity ownership interest in TriMas to 41 percent, and resulting in a pre-tax gain of $17.9 million.

     In June, 1995, Titan sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million as a result of the change in the Company's common equity ownership interest in Titan.

     In December, 1996, Titan called for redemption its 4 3/4% Convertible Subordinated Notes which resulted in the issuance of approximately 4.5 million common shares, reducing the Company's common equity ownership interest in Titan to approximately 12 percent. As a result, the investment in Titan has been classified for accounting purposes as available-for-sale.

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

     Equity in undistributed earnings of affiliates of $57 million at December 31, 1996, $38 million at December 31, 1995 and $24 million at December 31, 1994 are included in consolidated retained earnings.

     Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:

                                                                   (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           ----------------------
                                                             1996         1995
                                                           ---------    ---------
Current assets.........................................    $ 839,250    $ 985,310
Current liabilities....................................     (342,980)    (413,290)
                                                           ---------    ---------
  Working capital......................................      496,270      572,020
Property and equipment, net............................      453,350      581,670
Excess of cost over net assets of acquired companies...      257,160      261,300
Other assets...........................................       78,990       90,180
Long-term debt.........................................     (655,370)    (745,480)
Deferred income taxes and other long-term
  liabilities..........................................      (73,680)     (60,240)
                                                           ---------    ---------
  Shareholders' equity.................................    $ 556,720    $ 699,450
                                                           =========    =========

                                                                       (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------------
                                                  1996          1995          1994
                                               ----------    ----------    ----------
Net sales..................................    $2,959,980    $2,729,260    $1,989,670
                                               ==========    ==========    ==========
Operating profit...........................    $  269,440    $  235,510    $  174,850
                                               ==========    ==========    ==========
Earnings attributable to common stock......    $  128,820    $   92,700    $   74,870
                                               ==========    ==========    ==========

                                MASCOTECH, INC.

     Equity and interest income from affiliates consists of the following:

                                                                      (IN THOUSANDS)
                                                       FOR THE YEARS ENDED DECEMBER
                                                                    31
                                                       -----------------------------
                                                        1996       1995       1994
                                                       -------    -------    -------
The Company's equity in affiliates' earnings
  available for common shareholders................    $35,190    $26,230    $25,970
Interest income....................................      5,270      5,190      3,840
                                                       -------    -------    -------
Equity and interest income from affiliates.........    $40,460    $31,420    $29,810
                                                       =======    =======    =======

PROPERTY AND EQUIPMENT, NET:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1996          1995
                                                            --------      --------
Cost:
  Land and land improvements............................    $ 17,530      $ 16,030
  Buildings.............................................     109,730       121,470
  Machinery and equipment...............................     513,010       609,730
                                                            --------      --------
                                                             640,270       747,230
Less accumulated depreciation...........................     251,810       280,780
                                                            --------      --------
                                                            $388,460      $466,450
                                                            ========      ========

     Depreciation expense totalled $37 million, $38 million and $44 million in 1996, 1995 and 1994, respectively.

ACCRUED LIABILITIES:

                                                                    (IN THOUSANDS)
                                                                 AT DECEMBER 31
                                                              --------------------
                                                               1996         1995
                                                              -------      -------
Salaries, wages and commissions...........................    $15,930      $19,690
Income taxes..............................................      2,810        3,260
Interest..................................................      4,050        3,940
Insurance.................................................     33,940       30,880
Property, payroll and other taxes.........................      5,500        6,830
Other.....................................................     34,680       17,800
                                                              -------      -------
                                                              $96,910      $82,400
                                                              =======      =======

                                MASCOTECH, INC.

LONG-TERM DEBT:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1996          1995
                                                            --------      --------
Bank revolving credit agreement.........................    $250,000      $350,000
4 1/2% Convertible Subordinated Debentures, due 2003....     310,000       310,000
6 5/8% Note held by Masco Corporation...................     151,380         --
Other...................................................      44,390        47,060
                                                            --------      --------
                                                             755,770       707,060
Less current portion of long-term debt..................       3,370         5,150
                                                            --------      --------
Long-term debt..........................................    $752,400      $701,910
                                                            ========      ========

     The interest rates applicable to the revolving credit agreement are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1996). In early 1997, the Company amended the revolving credit agreement; as a result, the new $575 million revolving credit agreement is due 2002.

     The amended revolving credit agreement requires the maintenance of a specified level of tangible shareholders' equity as defined, with limitations on the ratios of senior debt to earnings and debt to equity (as defined). Under the most restrictive of these provisions, approximately $70 million was available at December 31, 1996 for the payment of cash dividends and the acquisition of Company Capital Stock.

     The note held by Masco Corporation was part of the consideration paid by the Company for the purchase of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock from Masco Corporation. Although the note payable to Masco Corporation is due September 30, 1997, it is classified as non-current at December 31, 1996 as the Company has the intent and the ability to refinance this borrowing on a long-term basis.

     On March 15, 1995, the Company redeemed at maturity $233 million of its 10% Senior Subordinated Notes utilizing its bank revolving credit agreement. During 1994, the Company recognized extraordinary income of $4.4 million pre-tax ($2.6 million after-tax) related to the early extinguishment of a portion of the 4 1/2% Convertible Subordinated Debentures.

     The maturities of debt during the next five years are as follows (taking into account the amended credit agreement and assuming the short-term debt referred to above is refinanced by the amended credit agreement) (in millions):
1997 - $3; 1998 - $3; 1999 - $3; 2000 - $3; and 2001 - $1.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                                                               (IN THOUSANDS)
                                                                          RETAINED
                                       PREFERRED    COMMON     PAID-IN    EARNINGS              SHAREHOLDERS'
                                         STOCK      STOCK      CAPITAL    (DEFICIT)    OTHER       EQUITY
                                       ---------   --------   ---------   ---------   -------   -------------
Balance, January 1, 1994.............   $10,800    $ 60,510   $ 367,290   $ 232,120   $(3,090)    $ 667,630
  Net loss...........................     --          --         --        (220,120)    --         (220,120)
  Preferred stock dividends..........     --          --         --         (12,960)    --          (12,960)
  Common stock dividends.............     --          --         --          (6,630)    --           (6,630)
  Retirement of common stock.........     --         (4,070)    (50,060)     --         --          (54,130)
  Translation adjustments, net.......     --          --         --          --         5,450         5,450
  Exercise of stock options..........     --            170       1,730      --         --            1,900
                                        -------    --------   ---------   ---------   -------     ---------
Balance, December 31, 1994...........    10,800      56,610     318,960      (7,590)    2,360       381,140
  Net income.........................     --          --         --          59,190     --           59,190
  Preferred stock dividends..........     --          --         --         (12,960)    --          (12,960)
  Common stock dividends.............     --          --         --          (6,260)    --           (6,260)
  Retirement of common stock.........     --         (1,210)    (11,920)     --         --          (13,130)
  Translation adjustments, net.......     --          --         --          --         6,210         6,210
  Exercise of stock options..........     --            120         870      --         --              990
                                        -------    --------   ---------   ---------   -------     ---------
Balance, December 31, 1995...........    10,800      55,520     307,910      32,380     8,570       415,180
  Net income.........................     --          --         --          51,620     --           51,620
  Preferred stock dividends..........     --          --         --         (12,960)    --          (12,960)
  Common stock dividends.............     --          --         --          (9,980)    --           (9,980)
  Retirement of common stock and
     warrants........................     --        (18,720)   (270,320)     --         --         (289,040)
  Translation adjustments and
     other...........................     --          --         --          --         6,200         6,200
  Exercise of stock options..........     --            450       3,490      --         --            3,940
                                        -------    --------   ---------   ---------   -------     ---------
Balance, December 31, 1996...........   $10,800    $ 37,250   $  41,080   $  61,060   $14,770     $ 164,960
                                        =======    ========   =========   =========   =======     =========

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

     On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. Payment of the note, which approximates $151 million and bears interest at 6 5/8 percent, is due September 30, 1997 and is payable in cash or at the Company's

                                MASCOTECH, INC.

option partially by the transfer of its holdings in its equity affiliate, Emco Limited. As part of this transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million, for cash and a $7.6 million note bearing interest at 6 5/8 percent, payable on September 30, 1997. In addition, as part of this transaction, Masco Corporation's agreement to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures was extended through 2002, and the corporate services agreement with Masco Corporation was extended until September 30, 1998. Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     In addition, during each of 1996 and 1995, the Company repurchased and retired approximately one million shares of its common stock in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1996, the Company may repurchase approximately four million additional shares of Company Common Stock and Convertible Preferred Stock pursuant to this repurchase authorization.

     Under a Stock Repurchase Agreement, Masco Corporation has the right to sell to the Company, at approximate fair market value, shares of Company Common Stock following the occurrence of certain events that would result in an increase in Masco Corporation's ownership percentage in excess of 49 percent of the then outstanding shares of Company Common Stock. Such events include repurchases of Company Common Stock initiated by MascoTech or any of its subsidiaries, and reacquisitions of Company Common Stock through forfeitures of shares previously awarded by the Company pursuant to its employee stock incentive plans. In each case, MascoTech has control over the amount of Company Common Stock it would ultimately acquire, including shares subject to repurchase under the Stock Repurchase Agreement. The aforementioned rights expire 30 days from the date notice is given by MascoTech. To the extent these rights have been exercised at any balance sheet date, the Company would reclassify from permanent capital an amount representative of the repurchase obligation.

     On the basis of amounts paid (declared), cash dividends per common share were $.18 ($.18) in 1996, $.14 ($.11) in 1995 and $.10 ($.11) in 1994.

STOCK OPTIONS AND AWARDS:

     The Company's Long-Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1996, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 480,000, 461,000 and 213,000 shares of Company Common Stock during 1996, 1995 and 1994, respectively, to key employees of the Company and affiliated companies. The weighted average grant date fair value per share of long-term stock awards granted during 1996 and 1995 was $14 and $12, respectively. Compensation expense for the vesting of long-term stock awards was approximately $2.3 million, $4.8 million and $3.3 million in 1996, 1995 and 1994, respectively. The unamortized costs of unvested stock awards, aggregating approximately $26 million at December 31, 1996, are being amortized over the ten-year vesting periods.

     Fixed stock options are granted to key employees of the Company and affiliated companies and have a maximum term of 10 years. The exercise price of each fixed option equals the market price of Company Common Stock on the date of grant. These options either vest no later than 10 years after grant or in installments beginning in the third year and extending through the eighth year after grant.

                                MASCOTECH, INC.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1996 is presented below.

                                                                         (SHARES IN THOUSANDS)
                                                                     1996      1995      1994
                                                                    ------    ------    ------
    Option shares outstanding, January 1........................     3,440     3,620     3,810
      Weighted average exercise price...........................       $ 8       $ 7       $ 7
    Option shares granted.......................................     1,370        --        20
      Weighted average exercise price...........................       $15        --       $24
    Option shares exercised.....................................      (450)     (120)     (170)
      Weighted average exercise price...........................       $ 7       $ 7       $ 6
    Option shares canceled......................................       (70)      (60)      (40)
      Weighted average exercise price...........................       $ 5       $ 5       $ 5
    Option shares outstanding, December 31......................     4,290     3,440     3,620
      Weighted average exercise price...........................       $10       $ 8       $ 7
      Weighted average remaining option term (in years).........       5.3       4.4       5.4
    Option shares exercisable, December 31......................     1,710     1,640     1,080
      Weighted average exercise price...........................       $ 9       $ 9       $ 9

     At December 31, 1996, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $26 per share, the fair market value at the dates of grant.

     At December 31, 1996 and 1995, a combined total of 4,656,000 and 5,646,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of operations. The weighted average grant date fair value of options granted was $6.20 in 1996. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings and earnings per common share in 1996, 1995 and 1994 would not have been material.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $11.0 million in 1996, $13.0 million in 1995 and $9.8 million in 1994.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1996:

                                                                      (IN THOUSANDS)
                                                        1996       1995       1994
                                                       -------    -------    -------
Service cost -- benefits earned during the year....    $ 5,230    $ 4,680    $ 4,800
Interest cost on projected benefit obligations.....      6,490      6,330      5,800
Actual (return) loss on assets.....................     (3,970)    (6,540)     1,850
Net amortization and deferral......................       (740)     1,600     (8,240)
                                                       -------    -------    -------
Net periodic pension cost..........................    $ 7,010    $ 6,070    $ 4,210
                                                       =======    =======    =======

                                MASCOTECH, INC.

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                         1996      1995      1994
                                                        ------    ------    ------
Discount rate for obligations.......................     7.50%     7.25%     8.50%
Rate of increase in compensation levels.............     5.00%     5.00%     5.00%
Expected long-term rate of return on plan assets....    11.00%    11.00%    13.00%

     The funded status of the Company's defined-benefit pension plans at December 31, 1996 and 1995 is as follows:

                                                                (IN THOUSANDS)
                                                             1996           1995
                                                          -----------    -----------
                                                          ACCUMULATED    ACCUMULATED
                                                           BENEFITS       BENEFITS
                                                            EXCEED         EXCEED
           RECONCILIATION OF FUNDED STATUS                  ASSETS         ASSETS
           -------------------------------                -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation...........................     $ 72,450       $ 70,960
                                                           ========       ========
  Accumulated benefit obligation......................     $ 77,380       $ 76,370
                                                           ========       ========
  Projected benefit obligation........................     $ 89,620       $ 89,410
Assets at fair value..................................       59,710         54,480
                                                           --------       --------
  Projected benefit obligation in excess of plan
     assets...........................................      (29,910)       (34,930)
Reconciling items:
  Unrecognized net loss...............................       14,690         22,350
  Unrecognized prior service cost.....................        8,050          7,540
  Unrecognized net asset at transition................         (930)        (1,060)
  Adjustment required to recognize minimum
     liability........................................      (12,580)       (15,810)
                                                           --------       --------
Accrued pension cost..................................     $(20,680)      $(21,910)
                                                           ========       ========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     The Company records its postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with SFAS No. 106, the Company recognizes the transition obligation on a prospective basis with the net transition obligation amortized over 20 years. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1996, 1995 and 1994:

                                                                            (IN THOUSANDS)
                                                                 1996      1995      1994
                                                                ------    ------    ------
Service cost................................................    $  400    $  300    $  400
Interest cost...............................................     1,600     1,900     1,800
Net amortization............................................       800     1,100     1,300
                                                                ------    ------    ------
Net periodic postretirement benefit cost....................    $2,800    $3,300    $3,500
                                                                ======    ======    ======

                                MASCOTECH, INC.

     Postretirement benefit obligations, none of which are funded, are summarized as follows at December 31, 1996 and 1995:

                                                                      (IN THOUSANDS)
                                                                  1996        1995
                                                                --------    --------
Accumulated postretirement benefit obligations:
  Retirees..................................................    $13,900..   $ 18,400
  Fully eligible active plan participants...................    800.....         900
  Other active participants.................................    5,300...       5,600
                                                                --------    --------
Total accumulated postretirement benefit obligation.........      20,000      24,900
  Unrecognized prior service cost...........................        (300)      --
  Unrecognized net gain.....................................         700         400
  Unamortized transition obligation.........................     (11,000)    (16,000)
                                                                --------    --------
Accrued postretirement benefits.............................    $  9,400    $  9,300
                                                                ========    ========

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in both 1996 and 1995. The assumed health care cost trend rate in 1996 was 12 percent, decreasing to an ultimate rate in the year 2002 of seven percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $1.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.2 million. Included in the Company's 1994 charge for the disposition of certain businesses are curtailment costs for postretirement benefit obligations relating to these businesses of approximately $3.7 million.

                                MASCOTECH, INC.

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

        Specialty Products:

           Other Industrial -- Principally doors, windows, security grilles and office panels and partitions for commercial and residential markets.

     The Company's export sales approximated $75 million, $85 million and $102 million in 1996, 1995 and 1994, respectively.

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates and notes receivable.

                                MASCOTECH, INC.


                                              NET SALES                   OPERATING PROFIT (LOSS)(B)
                                 ------------------------------------   -------------------------------
                                    1996         1995         1994        1996       1995       1994
                                 ----------   ----------   ----------   --------   --------   ---------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services (A).............  $1,151,000   $1,340,000   $1,332,000   $ 90,000   $144,000   $ (55,000)
Specialty Products:
  Other Industrial.............     130,000      338,000      370,000      1,000     (3,000)   (196,000)
                                 ----------   ----------   ----------   --------   --------   ---------
      Total....................  $1,281,000   $1,678,000   $1,702,000     91,000    141,000    (251,000)
                                 ==========   ==========   ==========
Other income (expense), net....                                            8,000     (9,000)     13,000
General corporate expense......                                          (22,000)   (32,000)    (26,000)
                                                                        --------   --------   ---------
Income (loss) from continuing
  operations before income
  taxes (credit), extraordinary
  item and cumulative effect of
  accounting change, net.......                                         $ 77,000   $100,000   $(264,000)
                                                                        ========   ========   =========
Corporate assets...............
      Total assets.............
Foreign Operations (F).........  $  170,000   $  166,000   $  116,000   $ 17,000   $ 22,000   $  16,000
                                 ==========   ==========   ==========   ========   ========   =========

                                                       (IN THOUSANDS)
                                          ASSETS EMPLOYED AT
                                            DECEMBER 31(C)
                                 ------------------------------------
                                    1996         1995         1994
                                 ----------   ----------   ----------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services (A).............  $  742,000   $  870,000   $  796,000
Specialty Products:
  Other Industrial.............      55,000      150,000      181,000
                                 ----------   ----------   ----------
      Total....................     797,000    1,020,000      977,000

Other income (expense), net....
General corporate expense......

Income (loss) from continuing
  operations before income
  taxes (credit), extraordinary
  item and cumulative effect of
  accounting change, net.......

Corporate assets...............     432,000      419,000      554,000
                                 ----------   ----------   ----------
      Total assets.............  $1,229,000   $1,439,000   $1,531,000
                                 ==========   ==========   ==========
Foreign Operations (F).........  $  155,000   $  140,000   $   93,000
                                 ==========   ==========   ==========

                                                                                                        DEPRECIATION AND
                                                                   PROPERTY ADDITIONS(D)                 AMORTIZATION(E)
                                                               -----------------------------     -------------------------------
                                                                1996       1995       1994        1996        1995        1994
                                                               -------   --------   --------     -------     -------     -------
The Company's operations by industry segment are:
Transportation-Related Products and Services................   $41,000   $ 96,000   $101,000     $44,000     $45,000     $48,000
Specialty Products:
  Other Industrial..........................................     3,000     14,000     14,000       2,000       7,000      19,000
                                                               -------   --------   --------     -------     -------     -------
      Total.................................................   $44,000   $110,000   $115,000     $46,000     $52,000     $67,000
                                                               =======   ========   ========     =======     =======     =======

(A) Included within this segment are sales to one customer of $232 million, $397 million and $361 million in 1996, 1995 and 1994, respectively; sales to another customer of $146 million, $182 million and $225 million in 1996, 1995 and 1994, respectively; sales to a third customer of $122 million, $178 million and $212 million in 1996, 1995 and 1994, respectively; and sales to a fourth customer of $155 million, $136 million and $111 million in 1996, 1995 and 1994, respectively.

(B) Operating profit in 1996 includes a $32 million pre-tax loss principally from the sale of MascoTech Stamping Technologies, Inc. This charge impacted the Company's Transportation-Related Products and Services industry segment. Operating profit in 1995 includes $25 million in net gains resulting from sales of non-core businesses in the third quarter. These net gains were substantially offset by reductions in the estimated proceeds the Company expected to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows:
    Transportation-Related Products and Services -- $21 million and Specialty Products -- $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense. Operating loss in 1994 includes the impact of a pre-tax charge in the amount of $400 million for the disposition of businesses. The charge impacts the Company's industry segments as follows: Transportation-Related Products and Services -- $196 million and Specialty Products -- $191 million. The remaining $13 million of the charge was allocated to General Corporate Expense.

(C) Assets employed at December 31, 1996, 1995 and 1994 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

(D) Property additions include approximately $2 million and $14 million in 1996 and 1995, respectively, of capital expenditures for those businesses held for disposition related to the plan adopted in late 1994.

(E) Depreciation and amortization expense include approximately $5 million in 1995 of expense for those businesses held for disposition related to the plan adopted in late 1994.

(F) The Company's foreign operations are located principally in Western Europe.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                       (IN THOUSANDS)
                                                                 1996       1995      1994
                                                                -------    ------    -------
Other, net:
  Net realized and unrealized gains (losses) from marketable
     securities.............................................    $  (160)   $  730    $ 4,360
  Gains from sales of TriMas common stock...................      --         --       17,900
  Interest income...........................................      1,160     2,390      5,490
  Dividend income...........................................        420       950      2,880
  Other, net................................................     (4,020)      780      2,750
                                                                -------    ------    -------
                                                                $(2,600)   $4,850    $33,380
                                                                =======    ======    =======

     Gains and losses realized from sales of marketable securities and gains from sales of common stock of equity affiliates are determined on a specific identification basis at the time of sale.

INCOME TAXES:

                                                             (IN THOUSANDS)
                                                     1996        1995        1994
                                                    -------    --------    ---------
Income (loss) from continuing operations before
  income taxes (credit), extraordinary item and
  cumulative effect of accounting change, net:
     Domestic...................................    $59,870    $ 78,870    $(280,900)
     Foreign....................................     17,350      21,410       16,410
                                                    -------    --------    ---------
                                                    $77,220    $100,280    $(264,490)
                                                    =======    ========    =========
Provision for income taxes (credit):
  Federal, current..............................    $16,170    $(24,210)   $  36,660
  State and local...............................      4,650       6,110        8,880
  Foreign, current..............................      7,840       7,860       (7,850)
  Deferred, principally federal.................      8,640      51,330      (67,760)
                                                    -------    --------    ---------
     Income taxes (credit) on income (loss) from
       continuing operations before
       extraordinary
       item and cumulative effect of accounting
       change, net..............................    $37,300    $ 41,090    $ (30,070)
                                                    =======    ========    =========

                                MASCOTECH, INC.

     The components of deferred taxes at December 31, 1996 and 1995 are as follows:

                                                                (IN THOUSANDS)
                                                               1996        1995
                                                             --------    --------
Deferred tax assets:
  Inventories............................................    $  2,860    $  3,550
  Expected capital loss benefit related to net assets of
     businesses held for disposition.....................       --         15,600
  Accrued liabilities and other, principally expected
     ordinary loss benefit related to net assets of
     businesses held for disposition.....................      35,170      37,250
  Alternative minimum tax................................       6,750       --
                                                             --------    --------
                                                               44,780      56,400
                                                             --------    --------
Deferred tax liabilities:
  Property and equipment.................................      59,580      71,610
  Other, principally equity investments in affiliates....      57,370      45,280
                                                             --------    --------
                                                              116,950     116,890
                                                             --------    --------
Net deferred tax liability...............................    $ 72,170    $ 60,490
                                                             ========    ========

     Net current and non-current assets of businesses held for disposition at December 31, 1995 include approximately $41 million of the foregoing deferred tax assets.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes (credit) allocated to income
(loss) from continuing operations before income taxes (credit), extraordinary item and cumulative effect of accounting change, net:

                                                              (IN THOUSANDS)
                                                       1996       1995        1994
                                                      -------    -------    --------
U.S. federal statutory rate.......................        35%        35%         35%
                                                      -------    -------    --------
Tax (credit) at U.S. federal statutory rate.......    $27,020    $35,100    $(92,570)
State and local taxes, net of federal tax
  benefit.........................................      3,020      3,970       5,770
Higher effective foreign tax rate.................      2,100      2,710       3,380
Tax benefit on distributed foreign earnings,
  net.............................................      --         --         (4,200)
Non-deductible portion of charge for disposition
  of businesses...................................      5,780      --         54,600
Amortization in excess of tax, net................       (140)     1,630       2,190
Other, net........................................       (480)    (2,320)        760
                                                      -------    -------    --------
  Income taxes (credit) from continuing operations
     before extraordinary item and cumulative
     effect of accounting change, net.............    $37,300    $41,090    $(30,070)
                                                      =======    =======    ========

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                                 (IN THOUSANDS)
                                                             1996                  1995
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
Cash and cash investments...........................  $ 19,400   $ 19,400   $ 16,380   $ 16,380
Marketable securities, notes receivable and other
  assets............................................  $124,270   $125,460   $ 38,710   $ 38,990
Long-term debt:
  Bank debt.........................................  $265,000   $265,000   $375,000   $375,000
  4 1/2% Convertible Subordinated Debentures........  $310,000   $252,650   $310,000   $244,900
  6 5/8% Note due Masco Corporation.................  $151,380   $151,380      --         --
  Other long-term debt..............................  $ 26,020   $ 24,490   $ 16,910   $ 15,330

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                         FOR THE QUARTERS ENDED
                                                ------------------------------------------------------------------------
                                                DECEMBER             SEPTEMBER               JUNE                MARCH
                                                  31ST                 30TH                  30TH                 31ST
                                                --------             ---------             --------             --------
1996:
-----
Net sales...................................    $271,450             $290,790              $345,060             $373,920
Gross profit................................    $58,160              $ 55,580              $ 57,930             $ 61,440
Income (loss) before accounting change item:
  Income (loss).............................    $16,450              $ 19,390              $ (6,660)            $ 10,740
  Per common and common equivalent share:
          Primary...........................       $.29                  $.28                 $(.18)                $.16
          Assuming full dilution............       $.28                  $.28                 $(.18)                $.17
Net income (loss):
  Income (loss).............................    $16,450              $ 19,390              $ (6,660)            $ 22,440
  Income (loss) attributable to common
     stock..................................    $13,210              $ 16,150              $ (9,900)            $ 19,200
  Per common and common equivalent share:
          Primary...........................       $.29                  $.28                 $(.18)                $.33
          Assuming full dilution............       $.28                  $.28                 $(.18)                $.32
Market price per common share:
  High......................................        $17                   $15  1/2              $16 1/8              $13 5/8
  Low.......................................        $13  1/2              $13                   $12 1/2              $10 3/8
1995:
-----
Net sales...................................    $389,010             $404,900              $439,290             $445,010
Gross profit................................    $67,570              $ 67,050              $ 69,250             $ 76,460
Net income:
  Income....................................    $14,670              $ 15,960              $ 15,100             $ 13,460
  Income attributable to common stock.......    $11,430              $ 12,720              $ 11,860             $ 10,220
  Per common share..........................       $.20                  $.22                  $.21                 $.18
Market price per common share:
  High......................................        $12  1/2              $13  3/4              $12 7/8              $13 1/2
  Low.......................................        $10                   $11  1/4              $10 1/2              $11 3/8

     Since dilution occurs in the first quarter 1996, earnings per common share is presented on a fully diluted basis. However, earnings per common share on income before accounting change item is anti-dilutive.

     Results for the second quarter 1996 include an after-tax loss of approximately $26 million related to the sale of MascoTech Stamping Technologies, Inc.

     Net income for the first quarter of 1996 includes an after-tax gain of approximately $12 million as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996 which was recorded as a cumulative effect of an accounting change.

     The 1996 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

     Results for the third quarter of 1995 include net gains aggregating approximately $25 million from the sale of certain businesses held for disposition. These net gains were offset by reductions in the estimated net proceeds the Company expected to receive from businesses to be sold, aggregating $12 million and by certain exit costs incurred in 1995 aggregating approximately $8 million.

     Results for the second quarter of 1995 include pre-tax income of approximately $5 million as a result of gains associated with the sale of common stock through a public offering by an equity affiliate.

     The following supplemental unaudited financial data combine the Company with TriMas and have been presented for analytical purposes. The Company had a common equity ownership interest in TriMas of approximately 41 percent at December 31, 1996 and December 31, 1995. The interests of the other common shareholders are reflected below as "Equity of other shareholders of TriMas." All significant intercompany transactions have been eliminated.

                                                            (IN THOUSANDS)
                                                            AT DECEMBER 31
                                                         ---------------------
                                                           1996        1995
                                                         ---------   ---------
Current assets.........................................  $ 676,590   $ 718,340
Current liabilities....................................   (241,690)   (241,390)
                                                         ---------   ---------
     Working capital...................................    434,900     476,950
Property and equipment, net............................    583,000     640,150
Excess of cost over net assets of acquired companies...    183,690     200,210
Other assets...........................................    320,330     355,880
Bank and other debt....................................   (935,460)   (889,110)
Deferred income taxes and other long-term
  liabilities..........................................   (193,090)   (170,780)
Equity of other shareholders of TriMas.................   (228,410)   (198,120)
                                                         ---------   ---------
     Equity of shareholders of MascoTech...............  $ 164,960   $ 415,180
                                                         =========   =========

                                                        (IN THOUSANDS)
                                               FOR THE YEARS ENDED DECEMBER 31
                                             ------------------------------------
                                                1996         1995         1994
                                             ----------   ----------   ----------
Net sales..................................  $1,877,080   $2,227,850   $2,232,430
                                             ==========   ==========   ==========
Operating profit (loss)....................  $  173,620   $  207,490   $ (186,450)
                                             ==========   ==========   ==========
Income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting change, net.........  $   39,920   $   59,190   $ (234,420)
                                             ==========   ==========   ==========

                                MASCOTECH, INC.

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Schedule, as required for the years ended December 31, 1996, 1995 and 1994:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................     F-2

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

            COLUMN A                 COLUMN B              COLUMN C               COLUMN D       COLUMN E
--------------------------------    ----------    ---------------------------    ----------    -------------
                                                           ADDITIONS
                                                  ---------------------------
                                                                    CHARGED
                                    BALANCE AT      CHARGED       (CREDITED)
                                    BEGINNING       TO COSTS       TO OTHER                     BALANCE AT
          DESCRIPTION               OF PERIOD     AND EXPENSES     ACCOUNTS      DEDUCTIONS    END OF PERIOD
--------------------------------    ----------    ------------    -----------    ----------    -------------
                                                                      (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1996..........................    $1,880,000     $  890,000     $    20,000    $  790,000     $2,000,000
                                    ==========     ==========     ===========    ==========     ==========
  1995..........................    $1,590,000     $  400,000     $   410,000    $  520,000     $1,880,000
                                    ==========     ==========     ===========    ==========     ==========
  1994..........................    $5,130,000     $3,480,000     $(4,310,000)   $2,710,000     $1,590,000
                                    ==========     ==========     ===========    ==========     ==========

NOTES:

(A) Allowance of companies reclassified for businesses held for disposition, and other adjustments, net in 1996, 1995 and 1994. Allowance of companies acquired, and other adjustments, net in 1995.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
 NUMBER                             DESCRIPTION                             NO.
-------                             -----------                             ----
 3.i        Restated Certificate of Incorporation of Masco Corporation
            and amendments thereto.
 3.ii       Bylaws of Masco Corporation, as amended.(5)
 4.a.i      Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York,
            as Trustee and Directors' resolutions establishing Masco
            Corporation's: (i) 9% Notes Due October 1, 2001 (all filed herewith), (ii) 6 5/8% Notes Due September 15, 1999(7),
            (iii) 6 1/8% Notes Due September 15, 2003(8), and (iv)
            7 1/8% Debentures Due August 15, 2013.(6)
 4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
            dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago.(4)
 4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago.(4)
 4.b        Indenture dated as of December 1, 1982 between Masco
            Corporation and Citibank, N.A., as Trustee, and Directors'
            resolutions establishing Masco Corporation's 5 1/4%
            Convertible Subordinated Debentures Due 2012, including form of Debenture.
 4.c        $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
            party thereto and Morgan Guaranty Trust Company of New York, as agent.
 4.d        Rights Agreement dated as of December 6, 1995 between Masco
            Corporation and The Bank of New York, as Rights Agent.(2)
 4.e        Indenture dated as of November 1, 1986 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Morgan
            Guaranty Trust Company of New York, as Trustee, and
            Directors' resolutions establishing Masco Industries, Inc.'s
            4 1/2% Convertible Subordinated Debentures Due 2003(5),
            Agreement of Appointment and Acceptance of Successor Trustee
            dated as of August 4, 1994 among MascoTech, Inc., Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago and Supplemental Indenture dated as of
            August 5, 1994 among MascoTech, Inc. and The First National
            Bank of Chicago.(3)
 4.f        Credit Agreement dated as of February 28, 1997, by and among
            MascoTech, Inc., the banks party thereto, NBD Bank, as agent for the banks, and Comerica Bank, The Bank of New York,
            NationsBank, N.A. and Bank of America Illinois, as
            co-agents.
NOTE:       Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such
            instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.
10.a        Assumption and Indemnification Agreement dated as of May 1,
            1984 between Masco Corporation and Masco Industries, Inc.
            (now known as MascoTech, Inc.).(2)
10.b        Corporate Services Agreement dated as of January 1, 1987
            between Masco Corporation and Masco Industries, Inc. (now
            known as MascoTech, Inc.)(7) and Amendment No. 1 dated as of
            October 31, 1996.(1)
10.c        Corporate Opportunities Agreement dated as of May 1, 1984
            between Masco Corporation and Masco Industries, Inc. (now
            known as MascoTech, Inc.)(2) and Amendment No. 1 dated as of
            October 31, 1996.(1)

EXHIBIT                                                                     PAGE
 NUMBER                             DESCRIPTION                             NO.
-------                             -----------                             ----
10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
            Masco Corporation and Masco Industries, Inc. (now known as
            MascoTech, Inc.) and related letter dated September 20,
            1985, Amendment to Stock Repurchase Agreement dated as of
            December 20, 1990 (all filed herewith), and amendment to
            Stock Repurchase Agreement included in Agreement dated as of
            November 23, 1993.(5)
NOTE:       Exhibits 10.e through 10.p constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.e        Masco Corporation 1991 Long Term Stock Incentive Plan
            (Restated December 6, 1995).(2)
10.f        Masco Corporation 1988 Restricted Stock Incentive Plan
            (Restated December 6, 1995).(2)
10.g        Masco Corporation 1988 Stock Option Plan (Restated December
            6, 1995).(2)
10.h        Masco Corporation 1984 Restricted Stock (Industries)
            Incentive Plan (Restated December 6, 1995).(2)
10.i        Masco Corporation 1984 Stock Option Plan (Restated December
            6, 1995).(2)
10.j        Masco Corporation Restricted Stock Incentive Plan (Restated
            December 6, 1995).(2)
10.k        MascoTech, Inc. 1991 Long Term Stock Incentive Plan
            (Restated December 6, 1995).(2)
10.1        MascoTech, Inc. 1984 Restricted Stock Incentive Plan
            (Restated December 6, 1995).(2)
10.m        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
            1995).(2)
10.n        Masco Corporation Supplemental Executive Retirement and
            Disability Plan.(3)
10.o        Masco Corporation Benefits Restoration Plan.(3)
10.p.i      Form of Agreement dated June 29, 1989 between Masco
            Corporation and certain of its officers.(5)
10.p.ii     Registration Agreement dated as of December 27, 1988 among
            Masco Industries, Inc. (now known as MascoTech, Inc.), Masco
            Corporation and TriMas Corporation, Amendment dated as of
            April 21, 1992, Amendment to Registration Agreement dated as of January 5, 1993, Amendment to Registration Agreement
            dated as of May 26, 1994, and Amendment to Registration
            Agreement dated as of May 15, 1996.
10.q        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 between Masco Corporation and
            MascoTech, Inc., including form of Note(5) and Amendment No.
            1 thereto dated as of October 31, 1996.(1)
10.r        Registration Agreement dated as of March 31, 1993 between
            Masco Corporation and Masco Industries, Inc. (now known as
            MascoTech, Inc.).(5)
10.s        Stock Purchase Agreement between Masco Corporation and Masco
            Industries, Inc. (now known as MascoTech, Inc.) dated as of
            December 23, 1991 (regarding Masco Capital Corporation).
10.t        Stock Purchase Agreement dated as of October 15, 1996
            between Masco Corporation and MascoTech, Inc.(1) and related promissory note.
10.u        12% Senior Note Due 2008 by Furnishings International Inc.
            to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
            and Masco Corporation.
11          Computation of Primary and Fully Diluted Per Share Earnings
            (Loss).

EXHIBIT                                                                     PAGE
 NUMBER                             DESCRIPTION                             NO.
-------                             -----------                             ----
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

---------------

(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 13, 1996.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.