Form 10-Q
period 1997-03-31
MASCO CORP /DE/
filed 1997-05-15
CIK 62996

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997.  Commission File Number 1-5794

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

      Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                              May 1, 1997

Common stock, par value $1 per share                           161,270,000

                                MASCO CORPORATION

                                      INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     March 31, 1997 and December 31, 1996            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 1997 and 1996                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 1997 and 1996                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        8-10

             Unaudited Information Regarding Equity
                 Investments for the Three Months
                 Ended March 31, 1997 and 1996                      11

Part II.    Other Information and Signature                         12

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      March 31, 1997 and December 31, 1996
                             (Dollars in thousands)


                                                   March 31,     December 31,
          ASSETS                                     1997            1996
Current assets:
     Cash and cash investments                    $  327,590      $  473,730
     Accounts and notes receivable, net              518,420         466,900
     Prepaid expenses and other                       91,370          77,200
     Inventories:
          Raw material                               181,360         185,500
          Finished goods                             146,930         135,190
          Work in process                             96,410          91,250
                                                     424,700         411,940
               Total current assets                1,362,080       1,429,770

Receivable from MascoTech, Inc.                      151,380         151,380
Equity investment in MascoTech, Inc.                  16,550          10,150
Equity investments in other affiliates                65,560          57,680
Securities of Furnishings International Inc.         365,520         356,340
Property and equipment, net                          939,060         940,590
Excess of cost over acquired net assets              472,100         457,350
Other noncurrent assets                              311,880         298,390
               Total assets                       $3,684,130      $3,701,650

          LIABILITIES
Current liabilities:
     Notes payable                                $    6,600      $    7,590
     Accounts payable                                128,860         149,500
     Accrued liabilities                             344,230         361,350
               Total current liabilities             479,690         518,440

Long-term debt                                     1,216,170       1,236,320
Deferred income taxes and other                      101,680         107,080
               Total liabilities                   1,797,540       1,861,840

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  161,240         160,870
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      150,140         140,010
Retained earnings                                  1,586,850       1,536,410
Cumulative translation adjustments                   (11,640)          2,520
               Total shareholders' equity          1,886,590       1,839,810
               Total liabilities and
                 shareholders' equity             $3,684,130      $3,701,650




      See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               For the Three Months Ended March 31, 1997 and 1996
                  (Amounts in thousands except per share data)




                                              Three Months Ended March 31
                                                1997               1996

Net sales                                     $854,000           $764,000
Cost of sales                                  539,500            480,330

      Gross profit                             314,500            283,670

Selling, general and administrative
   expenses                                    181,000            169,530
Amortization of excess of cost over
   acquired net assets                           3,700              2,610

      Operating profit                         129,800            111,530

Other income (expense), net:
   Interest expense                            (18,500)           (17,500)
   Re:  MascoTech, Inc.
      Equity earnings                            6,000              8,870
      Interest income                            2,500              ---
   Other, net                                   19,400              3,900
                                                 9,400             (4,730)

      Income before income taxes               139,200            106,800

Income taxes                                    55,700             44,800

      Net income                              $ 83,500           $ 62,000

Per share data:
   Net income                                     $.52               $.39
   Cash dividends declared and paid               $.20               $.19

Average shares outstanding                     161,000            160,400






      See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1997 and 1996
                             (Dollars in thousands)


                                                         Three Months Ended
                                                              March 31
                                                         1997          1996

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by continuing operations            $ 87,420      $ 80,230
     (Increase) in receivables                          (57,660)      (49,840)
     Decrease in inventories                              2,450         2,980
     Decrease in prepaid expenses                         8,450         6,090
     (Decrease) in current liabilities                  (43,630)      (18,500)

          Total cash from (for) operating activities
            of continuing operations                     (2,970)       20,960

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies                           (46,420)        ---
     Capital expenditures                               (28,200)      (25,200)
     0ther, net                                         (14,360)       (7,230)
          Total cash (for) investing activities
            of continuing operations                    (88,980)      (32,430)
     Discontinued operations, net                         ---          17,590

          Total cash (for) investing activities         (88,980)      (14,840)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                       450        53,610
     Payment of debt                                    (22,570)      (44,050)
     Cash dividends paid                                (32,070)      (30,460)

          Total cash (for) financing activities
            of continuing operations                    (54,190)      (20,900)

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                          (146,140)      (14,780)
     At January 1                                       473,730        60,470

     At March 31                                       $327,590      $ 45,690






      See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. The condensed consolidated balance sheet at December 31, 1996 was derived from audited financial statements. Earnings per share are calculated based on the weighted average common shares outstanding. Certain amounts for the prior year period have been reclassified to conform to the current year presentation.

B. During the first quarter of 1997, the Company acquired Franklin Brass Manufacturing Company, a leading manufacturer of bath accessories and bath safety products and LaGard Inc., a leading manufacturer of electronic locks. The aggregate purchase price was approximately $55 million and included .2 million shares of Company common stock, with the balance in cash. The acquisitions were accounted for as purchase transactions. These companies had combined annual net sales in 1996 of approximately $60 million.

C. The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on earnings per share when adopted at December 31, 1997. Although earlier application of SFAS 128 is not permitted, disclosure of the pro forma earnings per share amounts computed in accordance with SFAS 128 is permitted. Accordingly, pro forma basic and diluted earnings per share under SFAS 128 were $.53 and $.51 respectively, for the three months ended March 31, 1997.

D.    Other income (expense), net consists of the following, in thousands:

                                                    Three Months Ended
                                                          March 31
                                                     1997        1996

          Interest expense                         $(18,500)   $(17,500)
          Re:  MascoTech, Inc.:
             Equity earnings                          6,000       8,870
             Interest income                          2,500        ---
          Equity earnings, other                      1,800       2,020
          Income from cash and cash investments       4,300         640
          Other interest income                       9,900       1,140
          Other, net                                  3,400         100

                                                   $  9,400    $ (4,730)

     Equity earnings from MascoTech for the first quarter of 1997 reflect the Company's fourth quarter 1996 reduction in common equity ownership of MascoTech from 45 percent to 21 percent. Equity earnings from MascoTech for the first quarter of 1997 include an aggregate $2.3 million of unusual income related to an equity transaction of a MascoTech affiliate and gains from MascoTech's marketable securities portfolio. Included in 1996 equity earnings from MascoTech was approximately $5.0 million of unusual income related to a MascoTech accounting change.

      During the first quarter of 1997, the Company recognized interest income at 6.625% on the $151.4 million receivable balance due from MascoTech.

      Other interest income for the first quarter of 1997 includes $9.2 million of interest income from the 12% pay-in-kind junior debt securities (approximately $300 million) of Furnishings International Inc.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note D - Concluded:

      Other, net for the first quarter of 1997 includes net gains aggregating $3.5 million from the sale of certain assets.

E. The following presents the combined unaudited financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

      Combined Balance Sheet

                                                      March 31,    December 31,
     Assets                                               1997         1996
      Current assets:
       Cash and cash investments                       $  433,590    $ 599,020
       Marketable securities                               49,530       37,760
       Accounts and notes receivable, net                 766,650      674,530
       Prepaid expenses and other                         110,260       81,320
       Deferred income taxes                               38,850       53,670
       Net current assets of businesses held
         for disposition                                   ---          85,980
       Inventories:
         Raw material                                     237,580      238,250
         Finished goods                                   222,120      209,590
         Work in process                                  133,130      125,950
                                                          592,830      573,790
           Total current assets                         1,991,710    2,106,070

     Equity investments in affiliates                     260,340      221,380
     Securities of Furnishings International Inc.         365,520      356,340
     Property and equipment, net                        1,521,440    1,523,590
     Excess of cost over acquired net assets              667,920      660,690
     Net non-current assets of businesses
       held for disposition                                ---          22,850
      0ther assets                                        434,910      415,280
           Total assets                                $5,241,840   $5,306,200

     Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable                                   $    9,620   $   16,620
       Accounts payable                                   228,610      241,420
       Accrued liabilities                                490,590      501,800
           Total current liabilities                      728,820      759,840

     Long-term debt                                     1,830,280    2,020,400
     Deferred income taxes and other                      301,100      300,170
     Other interests in combined affiliates               495,050      385,980
     Equity of shareholders of Masco Corporation        1,886,590    1,839,810
           Total liabilities and shareholders' equity  $5,241,840   $5,306,200

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note E - Continued:

                                                       Three Months Ended
                                                           March 31
Combined Statement of Income                        1997               1996
Net sales                                        $1,245,300         $1,279,790

Costs and expenses, net:
  Cost of sales                                     821,960            887,220
  Selling, general and administrative expenses      233,520            232,660
  Charge on disposition of businesses, net           ---                 2,000
  Other income (expense), net:
    Interest expense                                (27,540)           (28,120)
    Other income, net                                44,870              9,060
                                                     17,330            (19,060)
                                                  1,038,150          1,140,940
Income before income taxes, other
  interests and cumulative effect of
  an accounting change                              207,150            138,850
Income taxes                                         87,700             58,670
Other interests in combined affiliates               35,950             21,260

Income before cumulative effect of
  an accounting change                               83,500             58,920
Cumulative effect of an accounting change, net       ---                 3,080
Net income                                       $   83,500          $  62,000

Earnings per share:
  Income before cumulative effect of
    an accounting change                               $.52               $.37
  Cumulative effect of an accounting change, net        --                 .02
    Earnings per share                                 $.52               $.39

Cash dividends declared and paid per share             $.20               $.19

Average shares outstanding                          161,000            160,400

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note E - Concluded:

                                                        Three Months Ended
                                                             March 31

Combined Statement of Cash Flows                         1997        1996


Cash Flows From (For) Operating Activities:
  Cash provided by continuing operations              $ 140,030   $ 102,850
  (Increase) in receivables                             (83,240)    (78,050)
  (Increase) in inventories                              (3,830)     (5,370)
  Decrease in prepaid expenses                            8,450       9,130
  (Decrease) in current liabilities                     (26,220)    (11,640)
     Total cash from operating activities                35,190      16,920


Cash Flows From (For) Investing Activities:
  Capital expenditures                                  (43,270)    (43,050)
  Proceeds from sale of subsidiaries                     76,560     129,180
  Acquisitions, net of cash acquired                    (57,520)     (4,470)
  Discontinued operations, net                           ---         17,590
  Net assets held for disposition                        ---           (760)
  Other, net                                            (50,780)     17,870
     Total cash from (for) investing activities         (75,010)    116,360

Cash Flows From (For) Financing Activities:
  Increase in debt                                       17,230      54,330
  Payment of debt                                      (104,750)   (190,040)
  Cash dividends paid                                   (38,090)    (35,680)
     Total cash (for) financing activities             (125,610)   (171,390)

Cash and Cash Investments:
  Decrease for the period                              (165,430)    (38,110)
  At January 1                                          599,020     169,240
  At March 31                                         $ 433,590   $ 131,130

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996

SALES AND OPERATIONS

      Net sales for the three months ended March 31, 1997 increased 12 percent to $854 million from $764 million in the comparable period in 1996; excluding recent acquisitions, first quarter 1997 net sales increased six percent. The increase in net sales is principally due to increases in unit sales volume of faucets, cabinets and other kitchen and bath products.

      For the first quarter of 1997, sales of Kitchen and Bath Products increased 14 percent to $679 million from $596 million in the first quarter of 1996; excluding recent acquisitions, first quarter 1997 net sales for this segment increased eight percent. Sales of Other Specialty Products for the first quarter of 1997 were $175 million, representing a four percent increase over net sales of $168 million for the first quarter of 1996; excluding recent acquisitions, net sales for this segment decreased 1 percent for the first quarter of 1997 due principally to the negative effect of currency translation on sales from European operations included in this segment.

      Net sales from North American operations for the first quarter of 1997 increased eight percent to $713 million from $658 million for the comparable period in the prior year; excluding recent acquisitions, first quarter 1997 net sales from these operations increased seven percent. Net sales from European-based operations for the first quarter of 1997 increased 33 percent to $141 million from $106 million for the first quarter of 1996; excluding recent acquisitions, first quarter 1997 net sales from these operations decreased 1 percent. A stronger U.S. dollar, principally against the German Deutsche Mark, had a negative effect on the translation of European sales in the first quarter of 1997 as compared with the first quarter of 1996, lowering European net sales in the 1997 first quarter by approximately 9 percent.

      Cost of sales as a percentage of sales increased slightly to 63.2 percent for the first quarter of 1997 from 62.9 percent for the comparable period in 1996. Excluding amortization of excess of cost over acquired net assets ($3.7 million and $2.6 million for the first quarters of 1997 and 1996, respectively), selling, general and administrative expenses as a percentage of sales for the first quarter of 1997 decreased to 21.2 percent from 22.2 percent in the comparable period in 1996. The decrease in the selling, general and administrative expenses percentage in 1997 results largely from the Company's cost-control initiatives and the leveraging of fixed and semi-fixed costs over a higher sales base.

      The Company's operating profit margins improved in the first quarter of 1997 as compared with the first quarter of 1996 principally due to the reduction in selling, general and administrative expenses as a percentage of sales.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996 (continued)

                           OTHER INCOME (EXPENSE), NET

      Included in other income (expense), net for the three months ended March 31, 1997 are equity earnings from MascoTech, Inc. of $6.0 million as compared with equity earnings from MascoTech of $8.9 million in the comparable period of 1996. Equity earnings from MascoTech for the first quarter of 1997 reflect the Company's fourth quarter 1996 reduction in common equity ownership of MascoTech from 45 percent to 21 percent. Excluding the Company's equity share of MascoTech's unusual income items in the first quarters of 1997 and 1996, equity earnings from MascoTech for the first quarters of 1997 and 1996 were $3.7 million and $3.9 million, respectively. Equity earnings from MascoTech for the first quarter of 1997 include an aggregate $2.3 million of unusual income related to an equity transaction of a MascoTech affiliate and gains from MascoTech's marketable securities portfolio. Included in first quarter 1996 equity earnings from MascoTech was approximately $5.0 million of unusual income related to a MascoTech accounting change.

      Included in other income (expense), net for the three months ended March 31, 1997 is $2.5 million of interest income from the $151.4 million receivable balance due from MascoTech.

      Included in other income (expense), net for the three months ended March 31, 1997 is $9.2 million of interest income from approximately $300 million of pay-in-kind junior debt securities of Furnishings International Inc., and net gains aggregating $3.5 million from the sale of certain assets.

      Also included in other income (expense), net for the first quarter of 1997 is income from cash and cash investments of $4.3 million as compared with $.6 million for the first quarter of 1996; the increase in income from cash and cash investments resulted from a higher average cash and cash investments balance during the first quarter of 1997 as compared with the first quarter of 1996.

                        NET INCOME AND EARNINGS PER SHARE

      Net income for the first quarter of 1997 increased 35.0 percent to $83.5 million from $62.0 million in the comparable period of 1996, and earnings per share increased 33.0 percent to $.52 from $.39, principally for the reasons discussed above. The Company's effective tax rate was 40.0 percent for the first quarter of 1997 as compared with 41.9 percent for the comparable period in 1996. The Company estimates that its effective tax rate for 1997 will approximate 40.0 percent; such estimate includes the anticipation of lower tax related to foreign earnings in 1997 and the anticipated utilization of a portion of capital loss carryforward benefits, which resulted from the sale of the Company's home furnishings businesses.

                           OTHER FINANCIAL INFORMATION

      At March 31, 1997 current assets were 2.8 times current liabilities.

      For the three months ended March 31, 1997, cash of $3.0 million was used for operating activities. Cash used for investing activities was $88.9 million, including $46.4 million for the acquisition of companies, $28.2 million for capital expenditures and $14.3 million for other cash outflows. Cash used for financing activities was $54.2 million, including $22.1 million for the net payment of debt and $32.1 million for cash dividends paid. The aggregate of the preceding items represents a net cash outflow of $146.1 million.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996 (concluded)


                     OTHER FINANCIAL INFORMATION (Continued)

      First quarter 1997 cash from operations was affected by an expected and recurring first quarter increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first quarter, cash from operations in the remaining three quarters of 1997 are not expected to be affected by significant increases in accounts receivable.

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

      The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on earnings per share when adopted at December 31, 1997.

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


      Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:


                                               1997      1996

          MascoTech, Inc.                        21%       45%
          Hans Grohe, a German partnership       27%       27%
          TriMas Corporation                      4%        5%

      The Company has an approximate 17 percent voting interest in MascoTech at March 31, 1997, after including the voting interests of the preferred stockholders of MascoTech.

      The following presents condensed financial data of MascoTech, Inc. Amounts are in thousands.


                                              Three Months Ended March 31
                                                1997               1996


         Sales - Net                          $233,440           $373,920


         Gross Profit                         $ 56,300           $ 61,440


         Net Income (After Preferred
            Stock Dividends)                  $ 29,420           $ 19,200

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1, 3, 4 & 5 are not applicable.

Item 2. Changes in Securities

        (a)  Not applicable.

        (b)  Not applicable.

        (c) During the first quarter of 1997 the Company issued 240,100 shares of common stock in connection with the acquisition of LaGard Inc., a leading manufacturer of electronic locks. The shares were issued to the shareholders of LaGard Inc. in a transaction that did not involve a public offering and the issuance was therefore exempt under Section 4(2) of the Securities Act.

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

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     May 14, 1997               By: /s/ Richard G. Mosteller
                                         Richard G. Mosteller
                                         Senior Vice-President - Finance
                                          (Chief Financial Officer
                                           and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit

Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule