Form 10-Q
period 1997-06-30
MASCO CORP /DE/
filed 1997-08-13
CIK 62996

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997.  Commission File Number 1-5794

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

                               Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                            August 4, 1997

Common stock, par value $1 per share                          164,959,000

                                 MASCO CORPORATION

                                       INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     June 30, 1997 and December 31, 1996             1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Six Months Ended June 30, 1997
                     and 1996                                        2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 1997 and 1996                          3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        9-11

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Six Months Ended June 30, 1997 and 1996            12

Part II.    Other Information and Signature                       13-14

                                 MASCO CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET

                        June 30, 1997 and December 31, 1996
                              (Dollars in thousands)



                                                    June 30,     December 31,
          ASSETS                                     1997            1996

Current assets:
     Cash and cash investments                    $  333,170      $  473,730
     Accounts and notes receivable, net              537,520         466,900
     Prepaid expenses and other                       91,840          77,200
     Inventories:
          Raw material                               191,790         185,500
          Finished goods                             151,960         135,190
          Work in process                            104,520          91,250
                                                     448,270         411,940
               Total current assets                1,410,800       1,429,770

Receivable from MascoTech, Inc.                      151,380         151,380
Equity investment in MascoTech, Inc.                  49,460          10,150
Equity investments in other affiliates                66,310          57,680
Securities of Furnishings International Inc.         374,140         356,340
Property and equipment, net                          949,650         940,590
Acquired goodwill, net                               505,320         457,350
Other noncurrent assets                              289,230         298,390
               Total assets                       $3,796,290      $3,701,650

          LIABILITIES
Current liabilities:
     Notes payable                                $   11,270      $    7,590
     Accounts payable                                129,630         149,500
     Accrued liabilities                             369,420         361,350
               Total current liabilities             510,320         518,440

Long-term debt                                     1,228,730       1,236,320
Deferred income taxes and other                      105,410         107,080
               Total liabilities                   1,844,460       1,861,840

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  161,650         160,870
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      158,260         140,010
Retained earnings                                  1,645,930       1,536,410
Cumulative translation adjustments                   (14,010)          2,520
               Total shareholders' equity          1,951,830       1,839,810
               Total liabilities and
                 shareholders' equity             $3,796,290      $3,701,650





            See notes to condensed consolidated financial statements.
                                        1

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

        For the Three Months and Six Months Ended June 30, 1997 and 1996
                  (Amounts in thousands except per share data)




                                      Three Months Ended            Six Months Ended
                                            June 30                    June 30
                                        1997      1996            1997        1996
Net sales                             $913,000  $787,000       $1,767,000  $1,551,000
Cost of sales                          578,200   496,570        1,117,700     976,900

      Gross profit                     334,800   290,430          649,300     574,100

Selling, general and administrative
  expenses                             187,200   169,770          368,200     339,300
Amortization of acquired goodwill        3,800     2,690            7,500       5,300


      Operating profit                 143,800   117,970          273,600     229,500

Other income (expense), net:
   Interest expense                    (18,900)  (16,500)         (37,400)    (34,000)
   Re:  MascoTech, Inc.:
      Equity earnings (loss)             4,300    (5,570)          10,300       3,300
      Interest income                    2,500     ---              5,000       ---
      Gain from change in investment    29,500     ---             29,500       ---
   Other, net                           (8,800)   14,000           10,600      17,900
                                         8,600    (8,070)          18,000     (12,800)

      Income before income taxes       152,400   109,900          291,600     216,700
Income taxes                            60,800    41,900          116,500      86,700

      Net income                      $ 91,600  $ 68,000       $  175,100  $  130,000
Per share data:
  Net income                              $.57      $.42            $1.09        $.81
  Cash dividends declared and paid        $.20      $.19            $ .40        $.38

Average shares outstanding             161,200   160,500          161,200     160,500














            See notes to condensed consolidated financial statements.
                                        2

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30,1997 and 1996
                             (Dollars in thousands)



                                                           Six Months Ended
                                                               June 30
                                                         1997          1996
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by continuing operations           $ 193,190      $168,800
     (Increase) in receivables                          (69,420)      (39,500)
     (Increase) decrease in inventories                  (9,480)        1,950
     Decrease in prepaid expenses                        12,080           340
     Increase (decrease) in current liabilities         (18,910)       18,970

          Total cash from operating activities
            of continuing operations                    107,460       150,560

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies                           (87,850)     (100,000)
     Capital expenditures                               (64,760)      (50,840)
     0ther, net                                         (17,030)       12,780
          Total cash (for) investing activities
            of continuing operations                   (169,640)     (138,060)
     Discontinued operations, net                        ---           19,470

          Total cash (for) investing activities        (169,640)     (118,590)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    17,170       300,420
     Payment of debt                                    (31,060)     (258,910)
     Cash dividends paid                                (64,490)      (60,920)

          Total cash (for) financing activities
            of continuing operations                    (78,380)      (19,410)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                (140,560)       12,560
     At January 1                                       473,730        60,470

     At June 30                                       $ 333,170      $ 73,030







            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 1997 and the results of operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The condensed consolidated balance sheet at December 31, 1996 was derived from audited financial statements. Earnings per share are calculated based on the weighted average common shares outstanding. Certain amounts for the prior year periods have been reclassified to conform to the current year presentation.

B. In the second quarter of 1997, the Company acquired Liberty Hardware Manufacturing Corporation, a producer of quality cabinet and builders' hardware; during the first quarter of 1997, the Company acquired Franklin Brass Manufacturing Company, a manufacturer of bath accessories and bath safety products, and LaGard Inc., a manufacturer of electronic locks.

     In July 1997, the Company acquired: the Alvic Group, a Spanish manufacturer and distributor of kitchen and bath cabinetry; the SKS Group, a German manufacturer of rolling shutters and balcony railing systems; and Texwood Industries Inc., a U.S. manufacturer of kitchen and bath cabinetry.

     Combined 1996 annual net sales of companies acquired in 1997 through July were approximately $340 million. The combined purchase price for the above acquisitions aggregated approximately $420 million and included approximately 2.9 million shares of Company common stock, with the balance in cash. The acquisitions were accounted for as purchase transactions.

C. The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on the calculation of earnings per share when adopted at December 31, 1997. Although earlier application of SFAS 128 is not permitted, disclosure of the pro forma earnings per share amounts computed in accordance with SFAS 128 is permitted. Accordingly, pro forma basic and diluted earnings per share under SFAS 128 were $.58 and $.56, respectively, and $1.11 and $1.07, respectively, for the second quarter and six months ended June 30, 1997.

D.   Other income (expense), net consists of the following, in thousands:


                                      Three Months Ended         Six Months Ended
                                           June 30                   June 30
                                       1997        1996         1997         1996

          Interest expense           $(18,900)   $(16,500)    $(37,400)    $(34,000)
          Re:  MascoTech, Inc.:
            Equity earnings (loss)      4,300      (5,570)      10,300        3,300
            Interest income             2,500       ---          5,000        ---
            Gain from change in
              investment               29,500       ---         29,500        ---
          Equity earnings, other        1,700       1,880        3,500        3,900
          Income from cash and
            cash investments            3,600         460        7,900        1,100
          Other interest income         9,500       1,160       19,400        2,300
          Other, net                  (23,600)     10,500      (20,200)      10,600
                                     $  8,600    $ (8,070)    $ 18,000     $(12,800)

MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note D - Concluded:

     In late June 1997, MascoTech, Inc., an equity affiliate, redeemed all of its outstanding convertible preferred stock in exchange for approximately 10 million shares of its common stock. This redemption reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of approximately $29.5 million during the second quarter of 1997.

     Equity earnings from MascoTech for the first half of 1997 reflect the Company's fourth quarter 1996 reduction in common equity ownership of MascoTech from 45 percent to 21 percent. The equity loss from MascoTech in the 1996 second quarter results from the Company's equity share (approximately $11.7 million pre-tax) of losses regarding the disposition of metal stamping businesses of MascoTech, Inc.

     Other, net in the 1997 second quarter includes charges aggregating $29.5 million, which entirely offset the above-mentioned MascoTech gain, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value. Other, net in the 1996 second quarter includes an approximate $4.4 million gain from the sale of certain common shares of TriMas Corporation.

     During the first half of 1997, the Company recognized interest income at 6.625% on the $151.4 million receivable balance due from MascoTech. This receivable balance is included in noncurrent assets inasmuch as the Company may receive publicly traded securities of Emco Limited held by MascoTech, in payment of a substantial portion of this balance. Emco Limited is a Canadian manufacturer and distributor of home improvement and building products.

     Included in other interest income for the three months and six months ended June 30, 1997 is interest income of approximately $9.0 million and $18.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $300 million at December 31,
     1996). Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses.

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

     Combined Balance Sheet

                                                         June 30,     December 31,
                                                           1997           1996
     Current assets:
       Cash and cash investments                       $  467,570      $ 599,020
       Marketable securities                               48,440         37,760
       Accounts and notes receivable, net                 765,440        674,530
       Prepaid expenses and other                         109,840         81,320
       Deferred income taxes                               36,790         53,670
       Net current assets of businesses held
         for disposition                                   ---            85,980
       Inventories:
         Raw material                                     247,630        238,250
         Finished goods                                   223,900        209,590
         Work in process                                  140,880        125,950
                                                          612,410        573,790
           Total current assets                         2,040,490      2,106,070

     Equity investments in affiliates                     265,900        221,380
     Securities of Furnishings International Inc.         374,140        356,340
     Property and equipment, net                        1,542,620      1,523,590
     Acquired goodwill, net                               695,000        660,690
     Net noncurrent assets of businesses
       held for disposition                                ---            22,850
     0ther assets                                         402,420        415,280
           Total assets                                $5,320,570     $5,306,200

     Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable                                   $   13,590     $   16,620
       Accounts payable                                   219,080        241,420
       Accrued liabilities                                505,570        501,800
           Total current liabilities                      738,240        759,840

     Long-term debt                                     1,850,050      2,020,400
     Deferred income taxes and other                      303,360        300,170
     Other interests in combined affiliates               477,090        385,980
     Equity of shareholders of Masco Corporation        1,951,830      1,839,810
           Total liabilities and shareholders' equity  $5,320,570     $5,306,200

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note E - Continued:


                                              Three Months Ended        Six Months Ended
                                                    June 30                  June 30
Combined Statement of Income                   1997        1996         1997        1996


Net sales                                   $1,322,650  $1,286,260   $2,567,950  $2,566,050

Costs and expenses, net:
  Cost of sales                                873,370     884,440    1,695,330   1,771,660
  Selling, general and
    administrative expenses                    239,650     229,160      473,170     461,820
  Charge on disposition of
    businesses, net                             ---         29,520       ---         31,520
  Other income (expense), net:
    Interest expense                           (27,670)    (26,160)     (55,210)    (54,280)
    Other income, net                           32,780      19,040       77,650      28,100
                                                 5,110      (7,120)      22,440     (26,180)
                                             1,107,910   1,150,240    2,146,060   2,291,180
Income before income taxes,
  other interests and cumulative effect
    of an accounting change                    214,740     136,020      421,890     274,870
Income taxes                                    89,360      60,580      177,060     119,250
Other interests in combined affiliates          33,780       7,440       69,730      28,700

Income before cumulative effect of
  an accounting change                          91,600      68,000      175,100     126,920

Cumulative effect of an accounting
  change, net                                   ---         ---          ---          3,080
Net income                                  $   91,600  $   68,000   $  175,100  $  130,000

Earnings per share:

  Income before cumulative effect
    of an accounting change                       $.57        $.42        $1.09        $.79

  Cumulative effect of an accounting
    change, net                                    --          --           --          .02

      Earnings per share                          $.57        $.42        $1.09        $.81

Cash dividends declared and paid per share        $.20        $.19        $ .40        $.38

Average shares outstanding                     161,200     160,500      161,200     160,500

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note E - Concluded:

(CAPTION>
                                                         Six Months Ended
                                                              June 30

Combined Statement of Cash Flows                         1997        1996

Cash Flows From (For) Operating Activities:
  Cash provided by continuing operations              $ 318,470   $ 230,080
  (Increase) in receivables                             (84,030)    (62,400)
  (Increase) decrease in inventories                     (5,600)      8,860
  Decrease in prepaid expenses                           12,040       1,370
  Decrease in marketable securities, net                  3,380      14,000
  Increase (decrease) in current liabilities            (22,070)     36,700
     Total cash from operating activities               222,190     228,610


Cash Flows From (For) Investing Activities:
  Capital expenditures                                  (94,810)    (81,530)
  Acquisition of companies                             (105,980)   (104,470)
  Proceeds from sale of subsidiaries                     76,560     184,020
  Discontinued operations, net                            ---        19,470
  Net assets held for disposition                         ---          (820)
  Other, net                                            (79,820)     71,940
     Total cash from (for) investing activities        (204,050)     88,610

Cash Flows From (For) Financing Activities:
  Increase in debt                                       37,290     301,140
  Payment of debt                                      (110,080)   (516,760)
  Cash dividends paid                                   (76,800)    (71,790)
     Total cash (for) financing activities             (149,590)   (287,410)

Cash and Cash Investments:
  Increase (decrease) for the period                   (131,450)     29,810
  At January 1                                          599,020     169,240
  At June 30                                          $ 467,570   $ 199,050


                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1997 AND THE FIRST SIX MONTHS 1997 VERSUS
SECOND QUARTER 1996 AND THE FIRST SIX MONTHS 1996

SALES AND OPERATIONS

     Net sales increased 16 percent and 14 percent for the three months and six months ended June 30, 1997, respectively, from the comparable periods in 1996. Excluding acquisition of companies, net sales for the three months and six months ended June 30, 1997 increased eight percent and seven percent, respectively, from the comparable periods in 1996; these increases in net sales are principally due to increases in unit sales volume of faucets, cabinets and other kitchen and bath products.

     Sales of Kitchen and Bath Products for the three months and six months ended June 30, 1997 were $712 million and $1,391 million, respectively, representing increases of 16 percent and 15 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales of this segment increased 9 percent for both the three months and six months ended June 30, 1997.

     Sales of Other Specialty Products for the three months and six months ended June 30, 1997 were $201 million and $376 million, respectively, representing increases of 16 percent and 10 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales of this segment increased 6 percent and 2 percent, respectively, for the three months and six months ended June 30, 1997.

     Net sales from North American operations for the second quarter and six months ended June 30, 1997 were $761 million and $1,474 million, respectively, representing increases of 14 percent and 11 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales from these operations increased 10 percent and 9 percent, respectively, from the comparable periods in 1996. Net sales from European operations for the second quarter and six months ended June 30, 1997 were $152 million and $293 million, respectively, representing increases of 29 percent and 31 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales from these operations decreased 4 percent and 3 percent, respectively, from the comparable periods in 1996. A stronger U.S. dollar, principally against the German Deutsche Mark, had a negative effect on the translation of European sales in the first half of 1997, as compared with the first half of 1996, lowering European net sales in the second quarter and six months ended June 30, 1997 by approximately 10 percent.

     The Company's operating profit margins improved in the second quarter and first half of 1997 from the comparable 1996 periods. Cost of sales as a percentage of sales increased slightly to 63.3 percent from 63.1 percent and to
63.3 percent from 63.0 percent for the second quarter and six months ended June 30, 1997, respectively, from the comparable periods in 1996; selling, general and administrative expenses as a percentage of sales decreased to 20.5 percent from 21.6 percent and to 20.8 percent from 21.9 percent for the second quarter and six months ended June 30, 1997, respectively, from the comparable periods in 1996. The decrease in the selling, general and administrative expenses percentage in 1997 includes the Company's cost-control initiatives and the leveraging of fixed and semi-fixed costs over a higher sales base. The Company's operating profit margins, before general corporate expense, were 18.0 percent and 17.8 percent, for the second quarter and six months ended June 30, 1997, respectively, as compared with 17.8 percent and 17.6 percent for the comparable 1996 periods. Operating profit margins, after general corporate expense, were 15.8 percent and 15.5 percent, for the second quarter and six months ended June 30, 1997, respectively, as compared with 15.0 percent and 14.8 percent for the comparable 1996 periods.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME (EXPENSE), NET

     Equity earnings from MascoTech, Inc. for the first half of 1997 reflect the Company's fourth quarter 1996 reduction in common equity ownership of MascoTech from 45 percent to 21 percent. Included in other income (expense), net for the second quarter and six months ended June 30, 1997 were equity earnings from MascoTech of $4.3 million and $10.3 million, respectively, as compared with equity losses of $5.6 million for the second quarter of 1996 and equity earnings of $3.3 million for the six months ended June 30, 1996. Excluding the Company's $11.7 million pre-tax equity share of MascoTech's 1996 second quarter charge resulting from the disposition of its metal stamping businesses and the Company's $5.0 million pre-tax equity share of unusual income related to a first quarter 1996 MascoTech accounting change, equity earnings from MascoTech for the second quarter and six months ended June 30, 1996 were $6.1 million and $10.0 million, respectively.

     Included in other income (expense), net for the three months and six months ended June 30, 1997 is $2.5 million and $5.0 million, respectively, of interest income from the $151.4 million receivable balance due from MascoTech. This receivable balance is included in noncurrent assets inasmuch as the Company may receive publicly traded securities of Emco Limited held by MascoTech, in payment of a substantial portion of this balance. Emco Limited is a Canadian manufacturer and distributor of home improvement and building products.

     In late June 1997, MascoTech redeemed all of its outstanding convertible preferred stock in exchange for approximately 10 million shares of its common stock. This redemption reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of approximately $29.5 million during the second quarter of 1997.

     Other, net in the 1997 second quarter includes charges aggregating $29.5 million, which entirely offset the above-mentioned MascoTech gain, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value. Other, net in the 1996 second quarter includes an approximate $4.4 million gain from the sale of certain common shares of TriMas Corporation.

     Other interest income for the three months and six months ended June 30, 1997 includes interest income of approximately $9.0 million and $18.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $300 million at December 31, 1996). Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses.

     Income from cash and cash investments for the three months and six months ended June 30, 1997 increased to $3.6 million and to $7.9 million, respectively, from $.5 million and $1.1 million, respectively, for the comparable periods in 1996; these increases resulted from a higher average cash and cash investments balance during the first half of 1997 as compared with the first half of 1996.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


NET INCOME AND EARNINGS PER SHARE

     Net income for the second quarter of 1997 increased 35 percent to $91.6 million from $68.0 million in the comparable 1996 period, and earnings per share increased 36 percent to $.57 from $.42. Net income for the six months ended June 30, 1997 increased 35 percent to $175.1 million from $130.0 million in the comparable 1996 period and earnings per share increased 35 percent to $1.09 from $.81.

     The Company's effective tax rate was 39.9 percent for the second quarter of 1997 as compared with 38.1 percent for the comparable period in 1996. The Company estimates that its effective tax rate for 1997 will approximate 40.0 percent.

OTHER FINANCIAL INFORMATION

     At June 30, 1997 current assets were 2.8 times current liabilities.

     For the six months ended June 30, 1997, cash of $107.4 million was provided by operating activities. Cash used for investing activities was $169.6 million, including $87.9 million for the acquisition of companies, $64.7 million for capital expenditures and $17.0 million for other cash outflows. Cash used for financing activities was $78.4 million, including $13.9 million for the net payment of debt and $64.5 million for cash dividends paid. The aggregate of the preceding items represents a net cash outflow of $140.6 million.

     First and second quarter 1997 cash from operations was affected by an expected and recurring first-half increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first half of the year, cash flows from operations in the remaining two quarters of 1997 are not expected to be affected by significant increases in accounts receivable.

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

     The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on the calculation of earnings per share when adopted at December 31, 1997. Although earlier application of SFAS 128 is not permitted, disclosure of the pro forma earnings per share amounts computed in accordance with SFAS 128 is permitted. Accordingly, pro forma basic and diluted earnings per share under SFAS 128 were $.58 and $.56, respectively, and $1.11 and $1.07, respectively, for the second quarter and six months ended June 30, 1997.

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


                                               1997       1996

         MascoTech, Inc.                        17%        45%
         Hans Grohe, a German partnership       27%        27%
         TriMas Corporation                      4%         4%

     During the fourth quarter of 1996, the Company completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. This transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent. In late June 1997, MascoTech redeemed all of its outstanding convertible preferred stock in exchange for approximately 10 million shares of its common stock. Such redemption reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent.

     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended        Six Months Ended
                                    June 30                  June 30
                                1997        1996        1997        1996

         Sales - Net          $233,040    $345,060    $466,480    $718,980




         Gross Profit         $ 53,990    $ 57,930    $110,290    $119,370




         Net Income (Loss)
           (After Preferred
            Stock Dividends)  $ 21,650    $ (9,900)   $ 51,070    $  9,300

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1, 2, 3 & 5 are not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 21, 1997 at which the: three nominees for the Company's Board of Directors identified in the Company's proxy statement dated April 25, 1997 were elected; 1997 Non-Employee Directors Stock Plan, 1997 Annual Incentive Compensation Plan and an amendment of the 1991 Long Term Stock Incentive Plan were approved; Board of Directors' recommendation of Coopers & Lybrand L.L.P. as independent auditors for the Company for the year 1997 was approved. Following is a tabulation of shares voted:

         Election of Directors


                             Richard A.
                            Manoogian (1)              Mary Ann Krey     Verne G. Istock
         For                 147,022,955               147,031,140      147,031,484
         Withheld              1,754,101                 1,745,916        1,745,572
         (1) Re-elected

                                                         1997             Amendment of
                               1997                     Annual            the 1991 Long
                            Non-Employee               Incentive           Term Stock
        Approval of:  Directors Stock Plan       Compensation Plan     Incentive Plan

        For                  117,108,690               146,159,361     144,478,758
        Against               29,942,738                 2,170,414       2,641,092
        Abstentions and
        Broker Non-
         voters                1,725,628                   447,281       1,657,206


        Ratification of the Selection of Coopers & Lybrand L.L.P. as Independent
        Auditors for the Company for the year 1997

        For                  147,247,551
        Against                   70,618
        Abstentions and
         Broker Non-
         voters                1,458,887

Part II.  OTHER INFORMATION (Concluded)

MASCO CORPORATION


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

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     August 12. 1997            By:   /s/ Richard G. Mosteller
                                           Richard G. Mosteller
                                           Senior Vice-President - Finance
                                           (Chief Financial Officer
                                            and Authorized Signatory)

                                             MASCO CORPORATION

                                               EXHIBIT INDEX



  Exhibit


Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule