Form 10-Q
period 1997-09-30
MASCO CORP /DE/
filed 1997-11-13
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997.  Commission File Number 1-5794

                                MASCO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



        Delaware                                              38-1794485
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



 21001 Van Born Road, Taylor, Michigan                                 48180
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



                                   (313) 274-7400
-------------------------------------------------------------------------------
                                 (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                          November 1, 1997
            -----                                         ---------------------
Common stock, par value $1 per share                           165,188,000

                                MASCO CORPORATION

                                      INDEX



                                                                  PAGE NO.
                                                                  --------

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     September 30, 1997 and December 31, 1996         1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Nine Months Ended September 30, 1997
                     and 1996                                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1997 and 1996                      3

                 Notes to Condensed Consolidated
                     Financial Statements                           4-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        9-13

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Nine Months Ended September 30, 1997
                 and 1996                                            14

Part II.    Other Information and Signature                          15

                              MASCO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


                                                 SEPTEMBER 30,   DECEMBER 31,
          ASSETS                                     1997            1996
          ------                                  ----------     ------------
Current assets:
     Cash and cash investments                    $  379,040      $  473,730
     Accounts and notes receivable, net              584,450         466,900
     Prepaid expenses and other                      108,600          77,200
        Inventories:
          Raw material                               214,760         185,500
          Finished goods                             167,970         135,190
          Work in process                            114,190          91,250
                                                  ----------      ----------
                                                     496,920         411,940
                                                  ----------      ----------
               Total current assets                1,569,010       1,429,770

Receivable from MascoTech, Inc.                       ---            151,380
Equity investment in MascoTech, Inc.                  50,260          10,150
Equity investments in other affiliates               173,970          57,680
Securities of Furnishings International Inc.         383,590         356,340
Property and equipment, net                        1,004,170         940,590
Acquired goodwill, net                               733,140         457,350
Other noncurrent assets                              309,480         298,390
                                                  ----------      ----------
               Total assets                       $4,223,620      $3,701,650
                                                  ==========      ==========

          LIABILITIES
          -----------

Current liabilities:
     Notes payable                                $   84,270      $    7,590
     Accounts payable                                140,920         149,500
     Accrued liabilities                             416,400         361,350
                                                  ----------      ----------
               Total current liabilities             641,590         518,440

Long-term debt                                     1,321,250       1,236,320
Deferred income taxes and other                      116,650         107,080
                                                  ----------      ----------
               Total liabilities                   2,079,490       1,861,840
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
          --------------------
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  165,170         160,870
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                     ---              ---
Paid-in capital                                      284,250         140,010
Retained earnings                                  1,712,930       1,536,410
Cumulative translation adjustments                   (18,220)          2,520
                                                  ----------      ----------
               Total shareholders' equity          2,144,130       1,839,810
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $4,223,620      $3,701,650
                                                  ==========      ==========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30               SEPTEMBER 30
                                      --------------------     -----------------
                                         1997       1996          1997        1996
                                      ---------- ---------     ----------  -------

Net sales                             $1,003,000  $843,000     $2,770,000  $2,394,000
Cost of sales                            634,000   522,000      1,751,700   1,498,900
                                      ----------  --------     ----------  ----------

      Gross profit                       369,000   321,000      1,018,300     895,100

Selling, general and administrative
  expenses                               205,100   180,900        573,300     520,200
Amortization of acquired goodwill          5,400     3,300         12,900       8,600
                                      ----------  --------     ----------  ----------


      Operating profit                   158,500   136,800        432,100     366,300
                                      ----------  --------     ----------  ----------

Other income (expense), net:
   Interest expense                      (20,700)  (20,900)       (58,200)    (54,900)
   Re:  MascoTech, Inc.:
      Equity earnings                      1,300     6,700         11,600      10,000
      Interest income                      2,500     ---            7,500       ---
      Gain from change in investment       ---       ---           29,500       ---
   Other, net                             28,300    13,700         39,000      31,600
                                      ----------  --------     ----------  ----------
                                          11,400      (500)        29,400     (13,300)
                                      ----------  --------     ----------  ----------

      Income before income taxes         169,900   136,300        461,500     353,000
Income taxes                              68,100    54,500        184,600     141,200
                                      ----------  --------     ----------  ----------

      Net income                      $  101,800  $ 81,800     $  276,900  $  211,800
                                      ==========  ========     ==========  ==========

Per share data:
  Net income                                $.62      $.51          $1.71       $1.32
                                            ====      ====          =====       =====
  Cash dividends paid                       $.20      $.19          $ .60       $ .57
                                            ====      ====          =====       =====
  Cash dividends declared                   $.21      $.20          $ .61       $ .58
                                            ====      ====          =====       =====

Average shares outstanding               164,100   160,500        162,200     160,500
                                         =======   =======        =======     =======













            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30,1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         1997          1996
                                                      ---------      ------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by continuing operations           $ 298,940      $258,500
     (Increase) in receivables                          (66,960)      (66,650)
     (Increase)in inventories                           (21,520)       (7,420)
     (Increase) decrease in prepaid expenses
       and other                                        (34,770)        1,440
     Increase in current liabilities                     11,400        17,460
                                                      ---------      --------

          Total cash from operating activities
            of continuing operations                    187,090       203,330
                                                      ---------      --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired    (186,920)     (173,110)
     Capital expenditures                              (102,950)      (80,380)
     Collection of MascoTech note receivable             45,580        ---
     0ther, net                                          35,960        40,330
                                                      ---------      --------
          Total cash (for) investing activities
            of continuing operations                   (208,330)     (213,160)
     Discontinued operations, net                        ---           29,030
     Cash proceeds from sale of discontinued
       operations                                        ---          707,630
                                                      ---------      --------

          Total cash from (for) investing activities   (208,330)      523,500
                                                      ---------      --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    85,720       136,350
     Payment of debt                                    (62,240)     (635,720)
     Cash dividends paid                                (96,930)      (91,430)
                                                      ---------      --------

          Total cash (for) financing activities
            of continuing operations                    (73,450)     (590,800)
                                                      ---------      --------

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                 (94,690)      136,030
     At January 1                                       473,730        60,470
                                                      ---------      --------

     At September 30                                  $ 379,040      $196,500
                                                      =========      ========






            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 1997 and the results of operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The condensed consolidated balance sheet at December 31, 1996 was derived from audited financial statements. Earnings per share are calculated based on the weighted average common shares outstanding. Certain amounts for the prior year periods have been reclassified to conform to the current year presentation.

B. In the third quarter of 1997, the Company acquired: the Alvic Group, a Spanish manufacturer and distributor of kitchen and bath cabinetry; the SKS Group, a German manufacturer of rolling shutters and balcony railing systems; and Texwood Industries Inc., a U.S. manufacturer of kitchen and bath cabinetry.

        In the second quarter of 1997, the Company acquired Liberty Hardware Manufacturing Corporation, a producer of cabinet and builders' hardware; during the first quarter of 1997, the Company acquired Franklin Brass Manufacturing Company, a manufacturer of bath accessories and bath safety products, and LaGard Inc., a manufacturer of electronic locks.

        Combined 1996 annual net sales of companies acquired in the first nine months of 1997 were approximately $340 million. The combined purchase price for the above acquisitions aggregated approximately $430 million and included approximately 2.9 million shares of Company common stock, with the balance in cash and debt. The acquisitions were accounted for as purchase transactions. The net cash paid for companies acquired in the first nine months of 1997 is summarized as follows, in thousands:

                     Fair value of assets
                       received, net of cash acquired      $467,670

                     Less liabilities assumed
                       (including $70 million of debt)      108,390
                                                           --------
                                                            359,280
                     Common stock issued                    119,360
                     Note issued (due January 1998)          53,000
                                                           --------
                       Net cash paid                       $186,920
                                                           ========


C. The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on the calculatio of earnings per share when adopted at December 31, 1997. Although earlier application of SFAS 128 is not permitted, disclosure of the pro forma earnings per share amounts computed in accordance with SFAS 128 is permitted. Accordingly, pro forma basic and diluted earnings per share under SFAS 128 were $.63 and $.61, respectively, and $1.74 and $1.67, respectively, for the third quarter and nine months ended September 30, 1997.

D. On September 30, 1997, MascoTech, Inc. transferred to the Company 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and $45.6 million in cash as payment of the $151 million promissory note issued by MascoTech in October 1996 at the time of its purchase of certain of its securities held by the Company. Emco is a leading Canadian distributor and manufacturer of building materials for the home improvement and construction markets.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


E.      Other income (expense), net consists of the following, in thousands:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30              SEPTEMBER 30
                                   ------------------       ------------------
                                   1997        1996         1997         1996
                                   ----        ----         ----         ----
      Interest expense           $(20,700)   $(20,900)    $(58,200)    $(54,900)
      Re:  MascoTech, Inc.:
        Equity earnings             1,300       6,700       11,600       10,000
        Interest income             2,500       ---          7,500        ---
        Gain from change in
          investment                ---         ---         29,500        ---
      Equity earnings, other        1,500       2,000        5,100        5,900
      Income from cash and
        cash investments            4,200       2,000       12,100        3,100
      Other interest income         9,900       6,200       29,100        8,600
      Other, net                   12,700       3,500       (7,300)      14,000
                                 --------    --------     --------     --------
                                 $ 11,400    $   (500)    $ 29,400     $(13,300)
                                 ========    ========     ========     ========

        During the fourth quarter of 1996, the Company completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. This transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent. Late in the second quarter of 1997, MascoTech redeemed all of its publicly held outstanding convertible preferred stock in exchange for approximately 10 million shares of its common stock. Such redemption reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of approximately $29.5 million during the second quarter of 1997.

        Equity earnings from MascoTech for the three months and nine months ended September 30, 1997 reflect the Company's reduction in common equity ownership of MascoTech, as discussed above. Included in MascoTech's net income for the third quarter and nine months ended September 30, 1997 was a $29.3 million after-tax gain from the delivery to the Company of 9.9 million shares of Emco Limited stock; the Company's recording of equity earnings from MascoTech for the three months and nine months ended September 30, 1997 excludes the effect of such gain due to the related party nature of the transaction. Equity earnings from MascoTech for the three months and nine months ended September 30, 1997 were handicapped by the Company's equity share (approximately $1.7 million pre-tax) of losses associated with a plant closure and MascoTech's share of a special charge recorded by an equity affiliate.

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

        Other, net for the nine months ended September 30, 1997 includes second quarter 1997 charges aggregating approximately $29.5 million, which entirely offset the above-mentioned MascoTech-related second quarter 1997 gain, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note E - Concluded:

        Other, net for the three months and nine months ended September 30, 1997 includes gains aggregating $9.6 million and $25.7 million, respectively, principally from the sale of marketable securities, as compared with $6.5 million and $13.1 million, respectively, of gains in the comparable periods of the prior year. In addition, other, net for the nine months ended September 30, 1996 included a gain of approximately $4.4 million from the sale of certain common shares of TriMas Corporation.

        Interest income from MascoTech for the three months and nine months ended September 30, 1997 resulted from the $151 million note receivable due from MascoTech, which was paid on September 30, 1997.

        Included in other interest income for the three months and nine months ended September 30, 1997 is interest income of approximately $9.0 million and $27.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $300 million at December 31, 1996). Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses.

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

        COMBINED BALANCE SHEET

                                                      September 30,  December 31,
     ASSETS                                               1997           1996
                                                       ----------     -------
     Current Assets:
       Cash and cash investments                       $  571,950      $ 599,020
       Marketable securities                               33,690         37,760
       Accounts and notes receivable, net                 805,780        674,530
       Prepaid expenses and other                         111,860         81,320
       Deferred income taxes                               42,810         53,670
       Net current assets of businesses held
         for disposition                                   ---            85,980
       Inventories:
         Raw material                                     269,960        238,250
         Finished goods                                   235,430        209,590
         Work in process                                  152,230        125,950
                                                       ----------     ----------
                                                          657,620        573,790
                                                       ----------     ----------
           Total current assets                         2,223,710      2,106,070

     Equity investments in affiliates                     277,650        221,380
     Securities of Furnishings International Inc.         383,590        356,340
     Property and equipment, net                        1,607,760      1,523,590
     Acquired goodwill, net                               916,230        660,690
     Net noncurrent assets of businesses
       held for disposition                                ---            22,850
        0ther assets                                      467,210        415,280
                                                       ----------     ----------
           Total assets                                $5,876,150     $5,306,200
                                                       ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Notes payable                                   $   86,390     $   16,620
       Accounts payable                                   235,960        241,420
       Accrued liabilities                                583,480        501,800
                                                       ----------     ----------
           Total current liabilities                      905,830        759,840

     Long-term debt                                     1,992,880      2,020,400
     Deferred income taxes and other                      317,210        300,170
     Other interests in combined affiliates               516,100        385,980
     Equity of shareholders of Masco Corporation        2,144,130      1,839,810
                                                       ----------     ----------
           Total liabilities and shareholders' equity  $5,876,150     $5,306,200
                                                       ==========     ==========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - CONTINUED:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30             SEPTEMBER 30
                                            ----------------------   -----------------
COMBINED STATEMENT OF INCOME                   1997        1996         1997        1996
                                            ----------  ----------   ----------  -------


Net sales                                   $1,386,760  $1,277,660   $3,954,710  $3,843,710
                                            ----------  ----------   ----------  ----------

Costs and expenses, net:
  Cost of sales                                929,870     853,290    2,625,200   2,624,950
                                            ----------  ----------   ----------  ----------
  Selling, general and
    administrative expenses                    259,220     236,470      732,390     698,290
                                            ----------  ----------   ----------  ----------
  Charge on disposition of
    businesses, net                             ---         ---          ---         31,520
                                            ----------  ----------   ----------  ----------
  Other (income) expense, net:
    Interest expense                            29,020      29,410       84,230      83,690
    Other income, net                          (38,500)    (20,620)    (116,150)    (48,720)
                                            ----------  ----------   ----------  ----------
                                                (9,480)      8,790      (31,920)     34,970
                                            ----------  ----------   ----------  ----------
                                             1,179,610   1,098,550    3,325,670   3,389,730
                                            ----------  ----------   ----------  ----------
Income before income taxes,
  other interests and cumulative effect
    of an accounting change                    207,150     179,110      629,040     453,980
Income taxes                                    85,840      77,350      262,900     196,600
Other interests in combined affiliates          19,510      19,960       89,240      48,660
                                            ----------  ----------   ----------  ----------

Income before cumulative effect of
  an accounting change                         101,800      81,800      276,900     208,720

Cumulative effect of an accounting
  change, net                                   ---         ---          ---          3,080
                                            ----------  ----------   ----------  ----------
Net income                                  $  101,800  $   81,800   $  276,900  $  211,800
                                            ==========  ==========   ==========  ==========

Earnings per share:

  Income before cumulative effect
    of an accounting change                       $.62        $.51        $1.71       $1.30

  Cumulative effect of an accounting
    change, net                                    --          --           --          .02
                                                  ----        ----        -----       -----

      Earnings per share                          $.62        $.51        $1.71       $1.32
                                                  ====        ====        =====       =====

Cash dividends per share:

   Dividends paid                                 $.20        $.19        $ .60       $ .57
                                                  ====        ====        =====       =====
   Dividends declared                             $.21        $.20        $ .61       $ .58
                                                  ====        ====        =====       =====

Average shares outstanding                     164,100     160,500      162,200     160,500
                                               =======     =======      =======     =======

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


NOTE F - CONCLUDED:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                        -----------------

COMBINED STATEMENT OF CASH FLOWS                        1997       1996
                                                        -----      -----


CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Cash provided by continuing operations              $ 497,770   $ 359,450
  (Increase) in receivables                             (84,210)    (70,860)
  (Increase) decrease in inventories                    (14,200)        900
  (Increase) decrease in prepaid expenses               (34,770)      1,440
  (Increase) decrease in marketable securities, net       5,590     (14,270)
  Increase in current liabilities                        12,330      44,750
                                                      ---------   ---------
     Total cash from operating activities               382,510     321,410
                                                      ---------   ---------


CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Capital expenditures                                 (153,460)   (125,510)
  Acquisition of companies                             (205,470)   (199,050)
  Proceeds from sale of subsidiaries                     76,560     212,100
  Proceeds from sale of discontinued operations          ---        707,630
  Proceeds from sale of investments                      ---         31,300
  Discontinued operations, net                           ---         29,030
  Other, net                                             15,650      69,620
                                                      ---------   ---------
     Total cash from (for) investing activities        (266,720)    725,120
                                                      ---------   ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Increase in debt                                      123,120     156,180
  Payment of debt                                      (152,830)   (909,020)
  Cash dividends paid                                  (113,150)   (108,600)
                                                      ---------   ---------
     Total cash (for) financing activities             (142,860)   (861,440)
                                                      ---------   ---------

CASH AND CASH INVESTMENTS:
  Increase (decrease) for the period                    (27,070)    185,090
  At January 1                                          599,020     169,240
                                                      ---------   ---------
  At September 30                                     $ 571,950   $ 354,330
                                                      =========   =========

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1997 AND THE FIRST NINE MONTHS 1997 VERSUS
THIRD QUARTER 1996 AND THE FIRST NINE MONTHS 1996

                              SALES AND OPERATIONS

        Net sales increased 19 percent and 16 percent for the three months and nine months ended September 30, 1997, respectively, from the comparable periods in 1996. Excluding acquisition of companies, net sales for the three months and nine months ended September 30, 1997 increased 6 percent and 7 percent from the comparable periods in 1996.

        Sales of Kitchen and Bath Products for the three months and nine months ended September 30, 1997 were $767 million and $2,158 million, respectively, representing increases of 17 percent and 16 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales of this segment increased 6 percent and 8 percent, respectively, for the three months and nine months ended September 30, 1997.

        Sales of Other Specialty Products for the three months and nine months ended September 30, 1997 were $236 million and $612 million, respectively, representing increases of 26 percent and 16 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales of this segment increased 6 percent and 4 percent, respectively, for the three months and nine months ended September 30, 1997.

        Net sales from North American operations for the three months and nine months ended September 30, 1997 were $818 million and $2,293 million, respectively, representing increases of 18 percent and 14 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales from North American operations increased 8 percent and 9 percent, respectively, from the comparable periods in 1996. Net sales from European operations for the three months and nine months ended September 30, 1997 were $185 million and $477 million, respectively, representing increases of 22 percent and 27 percent, respectively, from the comparable periods in 1996; excluding acquisition of companies, net sales from European operations decreased 6 percent and 4 percent, respectively, from the comparable periods in 1996. A stronger U.S. dollar, principally against the German Deutsche Mark, had a negative effect on the translation of European sales in the first nine months of 1997, as compared with the first nine months of 1996, lowering European net sales in both the third quarter and nine months ended September 30, 1997 by more than 10 percent.

        The Company's operating profit margin decreased modestly in the third quarter of 1997 as compared with the third quarter of 1996, and improved slightly for the nine months ended September 30, 1997 as compared with the comparable period in the prior year. Cost of sales as a percentage of sales increased to 63.2 percent from 61.9 percent and to 63.2 percent from 62.6 percent for the three months and nine months ended September 30, 1997, respectively, from the comparable periods in 1996; selling, general and administrative expenses as a percentage of sales decreased to 20.5 percent from
21.5 percent and to 20.7 percent from 21.7 percent for the three months and nine months ended September 30, 1997, respectively, from the comparable periods in 1996. The decreases in the selling, general and administrative expenses percentages in 1997 include the Company's cost-control initiatives and the leveraging of fixed and semi-fixed costs over a higher sales base. Amortization of acquired goodwill as a percentage of sales increased to .5 percent from .4 percent for both the three months and nine months ended September 30, 1997 as compared with the same periods in 1996, respectively. The Company's operating profit margins, before general corporate expense, were 17.8 percent for both the three months and nine months ended September 30, 1997, as compared with 18.8 percent and 18.1 percent, respectively, for the comparable 1996 periods. Operating profit margins, after

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

general corporate expense, were 15.8 percent and 15.6 percent, for the three months and nine months ended September 30, 1997, respectively, as compared with
16.2 percent and 15.3 percent, respectively, for the comparable 1996 periods. Comparative percents were influenced by recent acquisitions with margins generally lower than the Company averages.

                           OTHER INCOME (EXPENSE), NET

        Equity earnings from MascoTech, Inc. for the three months and nine months ended September 30, 1997 reflect the Company's reduction in common equity ownership of MascoTech, as discussed below. Included in other income (expense), net for the third quarter and nine months ended September 30, 1997 were equity earnings from MascoTech of $1.3 million and $11.6 million, respectively, as compared with equity earnings of $6.7 million and $10.0 million, respectively, for the comparable 1996 periods. Included in MascoTech's net income for the third quarter and nine months ended September 30, 1997 was a $29.3 million after-tax gain from the delivery to the Company of 9.9 million shares of Emco Limited stock; the Company's recording of equity earnings from MascoTech for the three months and nine months ended September 30, 1997 excludes the effect of such gain due to the related party nature of the transaction. Equity earnings from MascoTech for the three months and nine months ended September 30, 1997 were handicapped by the Company's equity share (approximately $1.7 million pre-tax) of losses associated with a plant closure and MascoTech's share of a special charge recorded by an equity affiliate.

        Excluding the Company's $11.7 million pre-tax equity share of MascoTech's second quarter 1996 disposition charge resulting from the sale of its metal stamping businesses and the Company's approximate $5.0 million pre-tax equity share of MascoTech's first quarter 1996 nonrecurring income resulting from an accounting change, equity earnings from MascoTech for the nine months ended September 30, 1996 were $16.7 million.

        During the fourth quarter of 1996, the Company completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. This transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent. Under the sale agreement, the Company received approximately $266 million, with $115 million paid at closing. The Company earned interest income at 6.625% on the $151 million balance of the consideration, which was paid by MascoTech to the Company on September 30, 1997; as provided for in the sale agreement, MascoTech delivered to the Company 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and $45.6 million in cash. Emco Limited is a leading Canadian distributor and manufacturer of home improvement and buildings products. The Company, at this time, intends to maintain its equity investment in Emco and will account for such investment under the equity method of accounting.

        Late in the second quarter of 1997, MascoTech redeemed all of its publicly held outstanding convertible preferred stock in exchange for approximately 10 million shares of its common stock. This redemption reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of approximately $29.5 million during the second quarter of 1997.

        Other, net for the nine months ended September 30, 1997 includes charges aggregating approximately $29.5 million, which entirely offset the above-mentioned MascoTech second quarter 1997 gain, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Other, net for the three months and nine months ended September 30, 1997 includes gains aggregating $9.6 million and $25.7 million, respectively, principally from the sale of marketable securities, as compared with $6.5 million and $13.1 million, respectively, of gains in the comparable periods of the prior year. In addition, other, net for the nine months ended September 30, 1996 included a gain of approximately $4.4 million from the sale of certain common shares of TriMas Corporation.

        Income from cash and cash investments for the three months and nine months ended September 30, 1997 increased to $4.2 million and to $12.1 million, respectively, from $2.0 million and $3.1 million, respectively for the comparable periods in 1996; these increases resulted from a higher average cash and cash investments balance during the first nine months of 1997 as compared with the first nine months of 1996. The Company's cash balance for the first nine months of 1997 included residual proceeds from transactions in the latter part of 1996, including the sale of certain MascoTech investments, the sale of the Company's home furnishings businesses and European borrowings. The Company anticipates the continued use of cash for the acquisition of companies.

        Other interest income for the three months and nine months ended September 30, 1997 includes interest income of approximately $9.0 million and $27.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $300 million at December 31,
1996). Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses.


                        NET INCOME AND EARNINGS PER SHARE


        Net income for the third quarter of 1997 increased 24 percent to $101.8 million from $81.8 million in the comparable 1996 period, and earnings per share increased 22 percent to $.62 from $.51. Net income for the nine months ended September 30, 1997 increased 31 percent to $276.9 million from $211.8 million in the comparable 1996 period and earnings per share increased 30 percent to $1.71 from $1.32. The Company estimates that its effective tax rate for 1997 will approximate 40 percent.

                           OTHER FINANCIAL INFORMATION

        At September 30, 1997 current assets were 2.4 times current liabilities. The ratio of current assets to current liabilities at September 30, 1997 was affected by a $53.0 million short-term acquisition-related note payable, which is due in January 1998; excluding the effect of this note payable, current assets were 2.6 times current liabilities at September 30, 1997.

        For the nine months ended September 30, 1997, cash of $187.1 million was provided by operating activities. Cash used for investing activities was $208.3 million, including $186.9 million for the acquisition of companies and $103.0 million for capital expenditures; cash from investing activities included $45.6 million from the collection of the MascoTech note receivable and $36.0 million from other cash inflows. Cash used for financing activities was $73.5 million, including $96.9 million for cash dividends paid and $23.4 million received from the net increase in debt. The aggregate of the preceding items represents a net cash outflow of $94.7 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of acquisition of companies.

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

        During the third quarter of 1997, the Company increased the quarterly cash dividend to $.21 from $.20 per common share. This marks the 39th consecutive year in which dividends have been increased.

        The Company expects that Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," will not have a material impact on the calculation of earnings per share when adopted at December 31, 1997. Although earlier application of SFAS 128 is not permitted, disclosure of the pro forma earnings per share amounts computed in accordance with SFAS 128 is permitted. Accordingly, pro forma basic and diluted earnings per share under SFAS 128 were $.63 and $.61, respectively, and $1.74 and $1.67, respectively, for the three months and nine months ended September 30, 1997.

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:


                                                    1997       1996
                                                    ----       ----

            Emco Limited, a Canadian company         42%        --
            Hans Grohe, a German partnership         27%        27%
            MascoTech, Inc.                          17%        45%
            TriMas Corporation                        4%         4%

        During the fourth quarter of 1996, the Company completed the sale to MascoTech, Inc. of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. This transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent. Under the sale agreement, the Company received approximately $266 million, with $115 million paid at closing. The $151 million balance of the consideration was paid by MascoTech to the Company on September 30, 1997; as provided for in the sale agreement, MascoTech, Inc. delivered to the Company 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and $45.6 million in cash. Emco Limited is a leading Canadian distributor and manufacturer of home improvement and building products.

        Late in the second quarter of 1997, MascoTech redeemed all of its publicly held outstanding convertible preferred stock in exchange for approximately 10 million shares of its common stock. Such redemption reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent.

        The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended        Nine Months Ended
                                  September 30             September 30
                               -------------------    ----------------------
                                1997        1996        1997         1996
                                ----        ----        ----         ----
         Net Sales            $222,030    $290,790    $688,510    $1,009,770
                              ========    ========    ========    ==========



         Gross Profit         $ 34,350    $ 55,580    $144,640    $  174,950
                              ========    ========    ========    ==========



         Net Income
           (After Preferred
            Stock Dividends)  $ 38,660    $ 16,150    $ 89,730    $   25,450
                              ========    ========    ========    ==========


        Included in MascoTech's net income for the third quarter and nine months ended September 30, 1997 was $9.9 million after-tax in charges related to a plant closure and MascoTech's share of a special charge recorded by an equity affiliate. Also included in MascoTech's net income for the third quarter and nine months ended September 30, 1997 was a $29.3 million after-tax gain from the delivery to the Company of 9.9 million shares of Emco Limited common stock, as discussed above; the Company's recording of equity earnings from MascoTech for the three months and nine months ended September 30, 1997 excludes the effect of such gain due to the related-party nature of the transaction.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION


ITEMS 1, 3, 4 & 5 ARE NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable.

         (b)  Not applicable.

         (c) During the third quarter of 1997 the Company issued 2,695,000 shares of common stock in connection with the acquisition of Texwood Industries Inc., a U.S. manufacturer of kitchen and bath cabinetry. The shares were issued to the shareholders of Texwood Industries Inc., in a transaction that did not involve a public offering and the issuance was therefore exempt under Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                11 -  Computation of Earnings Per Share

                12 -  Computation of Ratio of Earnings to Fixed Charges

                27 -  Financial Data Schedule

         (b)  Reports on Form 8-K:

              Report on Form 8-K dated October 10, 1997 reporting under Item 5 the issuance of a press release relating to the receipt from MascoTech, Inc. of 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and cash in payment of a promissory note issued by MascoTech in October 1996.





                                     SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



DATE:     November 12, 1997          BY: /s/ Richard G. Mosteller
     ---------------------------        -----------------------------------
                                                Richard G. Mosteller
                                           Senior Vice-President - Finance
                                           (Chief Financial Officer
                                            and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



 Exhibit
 -------

Exhibit 11     Computation of Earnings Per Share

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule