Form 10-K
period 1997-12-31
MASCO CORP /DE/
filed 1998-03-27
CIK 62996

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 1-5794

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
     Common Stock, $1.00 Par Value               New York Stock Exchange, Inc.
     Series A Participating Cumulative           New York Stock Exchange, Inc.
       Preferred Stock Purchase Rights

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 13, 1998 (based on the closing sale price of $58 7/8 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $9,669,730,000.

Number of shares outstanding of the Registrant's Common Stock at March 13, 1998:

         169,634,252 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                    PART I
 1.     Business....................................................       2
 2.     Properties..................................................       7
 3.     Legal Proceedings...........................................       9
 4.     Submission of Matters to a Vote of Security Holders.........       9
        Supplementary Item. Executive Officers of Registrant........       9

                                   PART II
 5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      10
 6.     Selected Financial Data.....................................      10
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      11
 8.     Financial Statements and Supplementary Data.................      20
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      44

                                   PART III
10.     Directors and Executive Officers of the Registrant..........      44
11.     Executive Compensation......................................      44
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................      44
13.     Certain Relationships and Related Transactions..............      44

                                   PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................      45
        Signatures..................................................      49

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

     The Company is among the country's largest manufacturers of brand name consumer products designed for the home improvement and home building industries. In addition to faucets, kitchen and bath cabinets and plumbing supplies, the Company manufactures and sells kitchen appliances, bath and shower enclosure units, spas and hot tubs, other shower, bath and plumbing specialties and accessories, door locks and other builders' hardware, air treatment products, venting and ventilating equipment and water pumps. These products are sold through mass merchandisers, home centers, hardware stores, distributors, wholesalers and other outlets to consumers and contractors. The Company also supplies and installs insulation and other building products direct to builders and consumers. The Company's operations are categorized into two industry segments: Kitchen and Bath Products and Other Specialty Products.

                               INDUSTRY SEGMENTS

     The following table sets forth for the three years ended December 31, 1997, the contribution of the Company's industry segments to net sales and operating profit:

                                                         NET SALES(1)
                                             ------------------------------------
                                                1997         1996         1995
                                             ----------   ----------   ----------
Kitchen and Bath Products..................  $2,940,000   $2,519,000   $2,283,000
Other Specialty Products...................     820,000      718,000      644,000
                                             ----------   ----------   ----------
  Total....................................  $3,760,000   $3,237,000   $2,927,000
                                             ==========   ==========   ==========
                                                    OPERATING PROFIT(1)(2)
                                             ------------------------------------
                                                1997         1996         1995
                                             ----------   ----------   ----------
Kitchen and Bath Products..................  $  539,000   $  462,000   $  411,000
Other Specialty Products...................     130,000      104,000       82,000
                                             ----------   ----------   ----------
  Total....................................  $  669,000   $  566,000   $  493,000
                                             ==========   ==========   ==========

(1) Results exclude the home furnishings products segment, which was classified as discontinued operations in 1995 and sold in 1996. See the Note to the Company's Consolidated Financial Statements captioned "Discontinued Operations," included in Item 8 of this Report.

(2) Amounts are before general corporate expense.

     Additional financial information concerning the Company's operations by industry segments as of and for the three years ended December 31, 1997 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

KITCHEN AND BATH PRODUCTS

     The Company manufactures a variety of single and double handle faucets. DELTA(R) and PEERLESS(R) single and double handle faucets are used on kitchen, lavatory and other sinks and in bath and shower installations. DELTA faucets are sold through manufacturers' representatives to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. PEERLESS faucets are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label. The Company's ARTISTIC BRASS(R) faucets and accessories are produced for the decorator markets and are sold through wholesalers, distributor showrooms and other outlets. ALSONS(R) hand showers and shower heads and MIXET(R) valves and accessories are distributed through manufacturers' representatives to the wholesale market and to retailers.

     Sales of faucets worldwide approximated $815 million in 1997, $757 million in 1996 and $698 million in 1995. The percentage of operating profit on faucets is somewhat higher than that on other products offered by the Company. The Company believes that the simplicity, quality and reliability of its faucet mechanisms, manufacturing efficiencies and capabilities, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales. Management believes that Masco's faucet operations hold a leadership position in the United States market. The faucet market in the United States is very competitive, with Moen, Price Pfister, Sterling and American Standard as major brand competitors. Competition from import products is also a factor in the Company's markets.

     The Company manufactures economy, stock, semi-custom and custom kitchen and bath cabinetry in a variety of styles and in various price ranges. The Company sells cabinets under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), QUALITY CABINETS(R), STARMARK(R) and FIELDSTONE(R), with sales to distributors, home centers, dealers and direct to builders for both the home improvement and new construction markets. In addition to its domestic manufacturing, the Company manufactures cabinetry in Germany, where sales are made primarily through Company-owned showrooms to consumers, and in England, with sales primarily to builders for the new construction market. Sales of kitchen and bath cabinets were approximately $1,083 million in 1997, $832 million in 1996 and $758 million in 1995. During 1997, the Company acquired Texwood Industries, Inc., a domestic manufacturer of kitchen and bath cabinetry. Management believes that the Company is the largest manufacturer of kitchen and bath cabinetry in the United States. Significant competitors are American Woodmark Corporation, Aristokraft, Inc., WCI Group and Triangle Pacific Corporation.

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

     Other Kitchen and Bath Products sold by the Company include THERMADOR(R) cooktops, ovens, ranges and related cooking equipment and refrigerators, which are marketed through appliance distributors and dealers. The Company's AQUA GLASS(R) acrylic and gelcoat bath and shower units and whirlpools are sold primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Other bath and shower enclosure units, shower trays and laundry tubs are sold to the home improvement market through hardware stores and home centers under the brand names AMERICAN SHOWER & BATH(TM) and TRAYCO(TM). HUPPE(R) luxury bath and shower enclosures are manufactured and sold by the Company through wholesale channels primarily in Germany. The Company manufactures bath and shower accessories, vanity mirrors and bath storage products and sells these products under the brand name ZENITH PRODUCTS(R) and other trademarks to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are sold under the brand name HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers. In early 1997, the Company acquired Franklin Brass Manufacturing Company, a leading manufacturer of bath accessories and bath safety products.

     Direct sales to home center retailers in all of the Company's product lines have been increasing in recent years, and in 1997 sales to The Home Depot were $392 million, approximately 10 percent of the

Company's 1997 sales volume. Builders, distributors, wholesalers and other retailers represent other channels of distribution for the Company's products.

OTHER SPECIALTY PRODUCTS

     The Company's Other Specialty Products include premium BALDWIN(R) quality brass trim and mortise lock sets, knobs and trim and other builders' hardware which are manufactured and sold for the home improvement and new home construction markets. WEISER(R) lock sets and related hardware are sold through contractor supply outlets, hardware distributors and home centers. SAFLOK(TM) electronic lock sets and WINFIELD(TM) mechanical lock sets are sold primarily to the hospitality market. During 1997, the Company acquired LaGard Inc., whose electronic lock sets are used primarily by the banking industry on safes, ATMs, vaults and cabinetry, and Liberty Hardware Manufacturing Corporation, a producer of quality cabinet and builders' hardware. Key domestic competitors to Baldwin and Weiser in the lock set business are Black & Decker Corporation and Schlage Lock Company. Imported products are also becoming a major factor in this market.

     The Company has recently begun to incorporate on many of its decorative brass faucets and other products a durable coating that offers anti-tarnish protection, under the trademarks BRILLIANCE(R) and THE LIFETIME FINISH FROM BALDWIN(R). This innovative finish is currently available on certain of the Company's kitchen and bath products and door hardware.

     The Company manufactures ventilation products under the trademark AMP(R), including grilles, registers, diffusers and humidifiers which are sold through wholesale distribution and home centers. GEBHARDT(TM) commercial ventilating products and JUNG(TM) water pumps are manufactured and distributed by the Company in Europe. Through local offices of Gale Industries, Inc. in various parts of the United States, the Company also supplies and installs insulation and other building products primarily for the residential home building industry.

COMPETITIVE FACTORS

     The major domestic and foreign markets for the Company's products are highly competitive. Competition in all of the Company's product lines is based primarily on performance, quality, style, delivery, customer service and price, with the relative importance of such factors varying among products. A number of companies of varying size compete with one or more of the Company's product lines.

GENERAL INFORMATION

     No material portion of the Company's business is seasonal or has special working capital requirements, although the Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows from Operating Activities," included in Item 7 of this Report. The Company does not consider backlog orders to be material and no material portion of its business is subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired.

INTERNATIONAL OPERATIONS

     Through its subsidiaries, the Company also has home improvement and building products manufacturing plants in Austria, Belgium, Canada, Denmark, England, France, Germany, Italy, Mexico, Poland, Spain, Taiwan and Turkey. Home improvement and building products manufactured by the Company outside of the United States include faucets and accessory products, bath and shower enclosures, bath accessories, kitchen and bath cabinets, decorative accessories, door lock sets and related hardware, floor registers, humidifiers, ventilating equipment, submersible water pumps and special insulation materials. The Company's European operations were expanded through the recent acquisition of three manufacturers. In 1997, the Company acquired The SKS Group, a leading German manufacturer and distributor of roller shutters and aluminum balcony railings, and The Alvic Group, a leading Spanish manufacturer and distributor of kitchen and bath cabinetry and components. In early 1998, the Company acquired Vasco Corporation, a leading European manufacturer of residential decorative hydronic radiators and heat convectors, based in Belgium.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country. Financial information concerning the Company's export sales and foreign and domestic operations, including the net sales, operating profit and assets which are attributable to the Company's operations in North America and in other geographic areas, as of and for the three years ended December 31, 1997, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 28,100 people. Satisfactory relations have generally prevailed between the Company and its employees.

EQUITY INVESTMENTS

     Information about the Company's equity investments is also set forth in the Note to the Company's Consolidated Financial Statements captioned "Equity Investments in Affiliates" included in Item 8 of this Report.

     MascoTech, Inc.

     In 1984, the Company transferred its industrial businesses to a newly formed subsidiary, MascoTech, Inc. (formerly Masco Industries, Inc.), which became a separate public company in July, 1984 when the Company distributed to its stockholders certain shares of MascoTech common stock as a special dividend. In October 1996, the Company reduced its common equity interest in MascoTech from 45 percent to 21 percent through the sale to MascoTech of MascoTech common stock and warrants to purchase shares of MascoTech common stock for total consideration of approximately $266 million. Payment of $115 million of the purchase price was made in cash at closing and the balance of approximately $151 million was paid by MascoTech on September 30, 1997, in accordance with its agreement, in the form of 9.9 million shares (approximately 42%) of the outstanding common stock of Emco Limited and $45.6 million in cash. As part of that transaction, the Company granted MascoTech a right of first refusal, which expires September 30, 2000, to purchase the remaining shares of MascoTech common stock held by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report, regarding the effect of this transaction on the Company. Emco is a Canadian manufacturer and distributor of home improvement and building products. See the discussion of "Emco Limited" below. MascoTech's conversion of its outstanding preferred stock into MascoTech common stock in mid-1997 further reduced the Company's ownership in MascoTech to approximately 17 percent.

     MascoTech is a leading supplier of metalworked components primarily for vehicle engine and drivetrain applications and automotive aftermarket products for the transportation industry. MascoTech's net sales for 1997 were approximately $922 million. Approximately 72 percent of MascoTech's transportation-related products sales in 1997 were original equipment automotive products and services.

     In January 1998, MascoTech acquired the remaining 63 percent of TriMas Corporation that it did not previously own, including approximately 1.6 million shares (4%) owned by the Company, for approximately $920 million. TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets. TriMas had sales of approximately $668 million and net income of approximately $66 million for the twelve months ended December 31, 1997.

     TriMas' products include specialty fasteners, towing systems, specialty container products and other industrial products.

     Emco Limited

     The Company owns approximately 42 percent of the outstanding common stock of Emco Limited, as a result of the transactions described above under "Equity Investments -- MascoTech, Inc." Emco is a leading Canadian distributor and manufacturer of building products for the residential, commercial and industrial construction markets, including roofing materials, wood fiber products and sinks, and a distributor of plumbing and related products. Emco had sales of CDN $1.26 billion for the twelve months ended December 31, 1997.

     Hans Grohe

     The Company has a 27 percent partnership interest in Hans Grohe GmbH & Co. KG, a German manufacturer of faucets, handheld showers, shower heads, shower cabins and other shower accessories.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities and identifies the industry segments utilizing such facilities.

         Arizona...............    Tucson (2)
         California............    Carlsbad (1), Corona (1), Costa Mesa (2), Los Angeles (1),
                                   Pico Rivera (1), Rancho Dominguez (1), Torrance (2) and
                                   Vista (1)
         Colorado..............    Longmont (1)
         Delaware..............    New Castle (1)
         Illinois..............    Chicago (2)
         Indiana...............    Cumberland (1), Greensburg (1) and Kendallville (2)
         Iowa..................    Northwood (1)
         Kentucky..............    Henderson (1), Morgantown (1) and Mt. Sterling (1)
         Michigan..............    Adrian (1), Hillsdale (1), Lapeer (1), and Troy (2)
         Minnesota.............    Lakeville (1)
         Mississippi...........    Olive Branch (2)
         Nevada................    Las Vegas (1)
         New Jersey............    Moorestown (1), Passaic (1) and West Berlin (2)
         North Carolina........    Thomasville (1)
         Ohio..................    Jackson (1), Loudonville (1), Middlefield (1) and Orwell (1)
         Oklahoma..............    Chickasha (1)
         Oregon................    Klamath Falls (1)
         Pennsylvania..........    Reading (1 and 2)
         South Dakota..........    Rapid City (1) and Sioux Falls (1)
         Tennessee.............    Adamsville (1), Jackson (1), LaFollette (2) and McEwen (1)
         Texas.................    Lancaster (1), Cedar Hill (1) and Duncanville (1)
         Virginia..............    Atkins (1), Culpeper (1), Lynchburg (1) and Mt. Jackson (1)
         Austria...............    Furstenfeld (2)
         Belgium...............    Brussels (2), Dilsen (2) and St. Niklaas (2)
         Canada................    Cambridge (1), London (1) and St. Thomas (1), Ontario
         Denmark...............    Odense (1)
         England...............    Brownhills (1), Corby (1), Warminster (1) and Wetherby (1)
         France................    Sevres (1)
         Germany...............    Ahaus (1), Bad Zwischenahn (1), Bielefeld (2), Duisburg (2),
                                   Dortmund (2), Iserlohn (1), Kulmbach (2), Netzschkau (2),
                                   Neuwied (1), Steinhagen (2), Stuttgart (2) and Waldenburg
                                   (2)
         Italy.................    Lacchiarella (1) and Zingonia (1)
         Mexico................    Mexicali (2)
         Poland................    Krakow (2)
         Spain.................    Alcaudete (1), Barcelona (1) and Vic (1)
         Taiwan................    Tai Chung (1)
         Turkey................    Czerkezkoy (1)

     Industry segments identified in the preceding table are: (1) Kitchen and Bath Products and (2) Other Specialty Products. Multiple footnotes within the same parentheses indicate that significant activities relating to both segments are conducted at that location.

     The three principal faucet manufacturing plants are located in Greensburg, Indiana, Chickasha, Oklahoma and Jackson, Tennessee. The faucet manufacturing plants and the majority of the Company's other manufacturing facilities range in size from approximately 10,000 square feet to 900,000 square feet. The Company owns most of its manufacturing facilities and none of the Company-owned properties is subject to significant encumbrances. In addition to its manufacturing facilities, the Company operates approximately 90 facilities (the majority of which are leased) which supply and install insulation and other building products. The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. An additional building near its corporate headquarters is used by the Company's corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list sets forth the location of MascoTech's principal manufacturing facilities, and reflects its early 1998 acquisition of TriMas.

California.....................    Commerce
Florida........................    Deerfield Beach and Ocala
Illinois.......................    Wood Dale
Indiana........................    Auburn, Elkhart, Frankfort, Fort Wayne,
                                   Goshen and North Vernon
Kentucky.......................    Nicholasville
Louisiana......................    Baton Rouge
Massachusetts..................    Plymouth
Michigan.......................    Burton, Canton, China Township, Detroit,
                                   Farmington Hills, Fraser, Green Oak Township,
                                   Hamburg, Holland, Livonia, Royal Oak, Troy,
                                   Warren and Ypsilanti
New Jersey.....................    Edison and Netcong
Ohio...........................    Bucyrus, Canal Fulton, Lakewood, Lima,
                                   Minerva and Port Clinton
Oklahoma.......................    Tulsa
Pennsylvania...................    Ridgway
Texas..........................    Houston and Longview
Wisconsin......................    Mosinee
Australia......................    Hampton Park, Victoria and Wakerley,
                                   Queensland
Canada.........................    Fort Erie and Oakville Ontario
Czech Republic.................    Brno
England........................    Leicester and Wolverhampton
Germany........................    Neunkirchen, Nurnberg and Zell am Harmersbach
Italy..........................    Poggio Rusco
Mexico.........................    Mexico City

     MascoTech's principal manufacturing facilities range in size from approximately 10,000 square feet to 420,000 square feet, substantially all of which are owned by MascoTech and are not subject to significant encumbrances. The MascoTech executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                        OFFICER
                 NAME                                   POSITION                  AGE    SINCE
                 ----                                   --------                  ---   -------
Richard A. Manoogian...................  Chairman of the Board and Chief          61     1962
                                           Executive Officer
Raymond F. Kennedy.....................  President and Chief Operating Officer    55     1989
Dr. Lillian Bauder.....................  Vice President -- Corporate Affairs      58     1996
David A. Doran.........................  Vice President -- Taxes                  56     1984
Daniel R. Foley........................  Vice President -- Human Resources        56     1996
Eugene A. Gargaro, Jr..................  Vice President and Secretary             55     1993
John R. Leekley........................  Senior Vice President and General        54     1979
                                           Counsel
Richard G. Mosteller...................  Senior Vice President -- Finance         65     1962
Robert B. Rosowski.....................  Vice President -- Controller and         57     1973
                                           Treasurer
Samuel Valenti, III....................  Vice President -- Investments            52     1971

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Messrs. Foley and Gargaro and Dr. Bauder. Mr. Foley was employed by MascoTech, Inc. as its Vice President -- Human Resources from 1994 to 1996 and was President of Executive Business Partners, Inc., a training and consulting firm, from 1993 to 1994. Mr. Gargaro joined the Company as its Vice President and Secretary in October, 1993. Prior to joining the Company, Mr. Gargaro was a partner at the Detroit law firm of Dykema Gossett PLLC. Mr. Gargaro has served as a director and Secretary of MascoTech, Inc. since 1984. From 1984 to 1996, Dr. Bauder served as President and Chief Executive Officer of Cranbrook Educational Community.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                                       MARKET PRICE
                                            ----------------------------------       DIVIDENDS
QUARTER                                          HIGH                 LOW            DECLARED
-------                                     --------------       -------------       ---------
1997
  Fourth..................................  $53 13/16            $41 7/16              $.21
  Third...................................   48 1/4               40 9/16               .21
  Second..................................   43 3/8               35                    .20
  First...................................   37 5/8               33 3/4                .20
                                                                                       ----
     Total................................                                             $.82
                                                                                       ====
1996
  Fourth..................................  $36 7/8              $28 7/8               $.20
  Third...................................   31 1/4               26 5/8                .20
  Second..................................   32 1/8               26 5/8                .19
  First...................................   31 3/8               27 7/8                .19
                                                                                       ----
     Total................................                                             $.78
                                                                                       ====

     On March 13, 1998, there were approximately 6,400 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated:

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                            1997         1996         1995         1994         1993
                                         ----------   ----------   ----------   ----------   ----------
Net sales..............................  $3,760,000   $3,237,000   $2,927,000   $2,583,000   $2,243,000
Income from continuing operations(1)...  $  382,400   $  295,200   $  200,050   $  172,710   $  215,210
Per share of common stock:
  Income from continuing
     operations:(1)(2)
          Basic........................       $2.39        $1.87        $1.28        $1.10        $1.43
          Diluted......................       $2.30        $1.82        $1.25        $1.08        $1.40
  Dividends declared...................       $ .82        $ .78        $ .74        $ .70        $ .66
  Dividends paid.......................       $ .81        $ .77        $ .73        $ .69        $ .65
At December 31:
  Total assets.........................  $4,333,760   $3,701,650   $3,778,630   $4,177,100   $3,864,850
  Long-term debt.......................  $1,321,470   $1,236,320   $1,577,100   $1,587,160   $1,413,480

(1) The year 1994 includes a $79 million after-tax ($.49 per diluted share) non-cash equity investment charge.

(2) Income from continuing operations per share prior to 1997 have been restated to conform to the 1997 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

     The following discussion and other sections of this Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors including those discussed in the "Overview" and "Outlook for the Company" sections below may affect the Company's ability to attain the projected performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company is engaged principally in the manufacture, sale and installation of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, home centers, hardware stores, distributors, wholesalers and other outlets for consumers and contractors.

     Factors which affect the Company's results of operations include the levels of home improvement and residential construction activity principally in the U.S. and Europe (including repair and remodeling and new construction), cost management, fluctuations in European currencies (primarily the German Deutsche Mark and British Pound), the increasing importance of home centers as distributors of home improvement and building products and the Company's ability to maintain its leadership positions in its markets with increasing global competition. Historically, the Company has been able to largely offset cyclical declines in housing markets through new product introductions and acquisitions as well as market share gains.

     Net sales and operating profit from continuing operations for 1997 were $3,760 million and $587 million, representing increases of 16 percent and 22 percent, respectively, over 1996. Net income from continuing operations for 1997 was $382 million representing an increase of 30 percent over 1996. Basic and diluted earnings per share for 1997 were $2.39 and $2.30, respectively, representing increases of 28 percent and 26 percent, respectively, over 1996 amounts. Increases in net sales typically result in operating profit improvements that exceed the net sales increases on a percentage basis due to the allocation of fixed and semi-fixed costs and expenses over a higher sales base.

CORPORATE DEVELOPMENT

     Acquisitions have historically contributed significantly to Masco's long-term growth, even though generally the initial impact on earnings is minimal after deducting acquisition-related costs and expenses such as interest and added depreciation and amortization. The important earnings benefit to Masco arises from subsequent growth of acquired companies, since incremental sales are not handicapped by these expenses.

     During 1997, the Company acquired Texwood Industries, Inc., a U.S. manufacturer of kitchen and bath cabinetry, and five other home improvement and building products companies, including two companies in Europe.

     The results of operations for these acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1996, pro forma unaudited consolidated net sales and net income would have approximated $3,909 million and $390 million for 1997 and $3,575 million and $309 million for 1996, respectively, and pro forma unaudited consolidated diluted earnings per share would have approximated $2.33 and $1.87 for 1997 and 1996, respectively.

     The combined purchase price for these acquisitions, including assumed debt, aggregated approximately $430 million and included approximately 2.9 million shares of Company common stock valued at approximately $119 million, with the balance in cash and a short-term note. The acquisitions were accounted for as purchase transactions.

DISCONTINUED OPERATIONS

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. An aggregate provision of $650 million was recorded in the fourth quarter of 1995 for the estimated loss on the discontinued operations through the expected disposal date, the reduction of assets to their estimated net realizable value and the anticipated liabilities related to the disposal. The majority of the charge from the disposition of the home furnishings products segment resulted in a capital loss for tax purposes. The ultimate tax benefit from the disposition cannot be determined currently and is reported if and when taxable capital gains are realized.

     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were $1,050 million with approximately $708 million of the purchase price in cash. The balance consisted of $285 million of 12 percent pay-in-kind junior debt securities, and equity securities totalling $57 million, consisting of 13 percent cumulative preferred stock, with a stated value of $55 million, 15 percent of the common stock of Furnishings International and convertible preferred stock.

     The junior debt securities mature in 2008; the Company is recording the 12 percent pay-in-kind interest income from these securities. The Company records dividend income from the 13 percent cumulative preferred stock when such dividends are declared. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale only. Of the cash proceeds received from this sale, approximately $550 million was applied to reduce bank debt.

     Under a transitional services agreement, the Company provided corporate-related services for a fee to Furnishings International through April 1997. Substantially all of these services were discontinued after such date.

PROFIT MARGINS

     Operating profit margin, before general corporate expense, improved to 17.8 percent in 1997 from 17.5 percent in 1996 and 16.8 percent in 1995 (general corporate expense includes those expenses not specifically attributable to the Company's business segments). The improvement in 1997 is principally due to a reduction in selling, general and administrative expenses as a percentage of sales. The Company's operating margin from faucet sales is somewhat higher than that on other products offered by the Company due to the simplicity, quality and reliability of its faucet mechanisms, manufacturing efficiencies and capabilities, extensive marketing and merchandising activities and breadth of product offering.

     General corporate expense in 1997 was $82 million, as compared with $85 million in 1996 and $90 million in 1995. General corporate expense as a percentage of sales decreased to 2.2 percent in 1997 from 2.6 percent in 1996 and 3.1 percent in 1995. Operating profit margin, after general corporate expense, was 15.6 percent, 14.8 percent and 13.7 percent in 1997, 1996 and 1995, respectively.

     Net income from continuing operations as a percentage of sales increased to
10.2 percent in 1997 from 9.1 percent and 6.8 percent in 1996 and 1995, respectively. After-tax profit return on shareholders' equity as measured by net income from continuing operations increased to 20.8 percent in 1997 from 17.8 percent and 9.4 percent in 1996 and 1995, respectively.

FINANCIAL CONDITION

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings, and by the issuance of common stock for certain acquisitions. At December 31, 1997, the Company's shelf-registration statement permits the issuance of up to a combined $759 million of debt and equity securities.

     Bank credit lines are maintained to ensure availability of short-term funds on an as-needed basis. At December 31, 1997, the Company had available $750 million under its bank revolving-credit facility. Any outstanding balances under this facility are due and payable in November 2001. Certain debt agreements contain limitations on additional borrowings and requirements for maintaining a certain level of tangible net worth. At December 31, 1997, the Company was in compliance with these limitations and requirements, and the Company's tangible net worth exceeded the most restrictive of such provisions by approximately $171 million.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's long-term debt as a percent of total capitalization ratio improved to approximately 36 percent at December 31, 1997 from approximately 39 percent at December 31, 1996. (On a pro forma basis, the Company's long-term debt as a percent of total capitalization ratio would have been approximately 32 percent, assuming conversion of the Company's $178 million of convertible debentures; this conversion was completed in February 1998.) Aggregate short-term and long-term debt at December 31, 1997 was $146 million higher than the 1996 aggregate amount due primarily to acquisition-related debt. The Company's working capital ratio was 2.6 to 1 at December 31, 1997 compared with 2.8 to 1 at December 31, 1996; excluding a $53 million short-term, acquisition-related note payable which was paid in early 1998, the Company's working capital ratio was 2.8 to 1 at December 31, 1997.

CASH FLOWS

     Significant sources and uses of cash in the past three years are shown in the following table, in thousands:

             CASH SOURCES (USES)                  1997        1996        1995
             -------------------                ---------   ---------   ---------
From continuing operations....................  $ 405,030   $ 340,140   $ 260,910
Collection of MascoTech receivable............     45,580      --          --
Sale of discontinued operations...............     --         707,630      --
Sale of MascoTech investments.................     --         115,000      --
Sale of Formica investment....................     --          --          74,470
Acquisition of companies, net of cash
  acquired....................................   (186,920)   (173,110)     --
Capital expenditures..........................   (167,400)   (138,540)   (165,080)
Increase (decrease) in debt, net..............      7,890    (368,160)    (52,180)
Cash dividends paid...........................   (131,680)   (123,530)   (116,350)
From discontinued operations, net.............     --          --          34,560
Other, net....................................     (4,900)     53,830     (12,390)
                                                ---------   ---------   ---------
     Cash increase (decrease).................  $ (32,400)  $ 413,260   $  23,940
                                                =========   =========   =========

CASH FLOWS FROM OPERATING ACTIVITIES

     Continuing operations generated $64.9 million and $144.1 million more cash in 1997 than in 1996 and 1995, respectively, primarily due to increased earnings. During 1997, the Company's accounts receivable and inventories increased by $92.2 million and $103.1 million, respectively, primarily as a result of acquisitions and higher actual and anticipated sales volume. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefiting from larger, more cost-effective purchasing.

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES

     Investing activities of continuing operations used cash of $313.6 million in 1997 compared with cash provided from investing activities of $564.8 million in 1996. Cash flows from investing activities for 1996 included an aggregate $822.6 million of cash proceeds from the sales of discontinued operations and certain MascoTech, Inc. investments.

     During October 1996, the Company completed the sale to MascoTech of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. Under the sale agreement, the Company received approximately $266 million, with $115 million cash paid at closing. The $151 million balance of the consideration was paid by MascoTech to the Company on September 30, 1997; as provided for in the sale agreement, MascoTech at that date delivered to the Company 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and $45.6 million in cash. MascoTech recognized a $29.3 million after-tax gain from the delivery to the Company of the Emco Limited common stock. The Company's recording of equity earnings from MascoTech for 1997 excludes the effect of such gain due to the related-party nature of the transaction. Emco Limited is a leading Canadian distributor and manufacturer of home improvement and building products. MascoTech holds an option, expiring in 2002, to require the Company to purchase up to $200 million aggregate amount of subordinated debt securities of MascoTech.

     For the 1997 acquisitions of Texwood Industries and five other companies, the combined purchase price was approximately $430 million, including the assumption of debt and issuance of a short-term note aggregating $123 million,
2.9 million shares of Company common stock valued at approximately $119 million and $187 million of cash paid.

     Capital expenditures totalled $167.4 million in 1997 compared with $138.5 million in 1996. These amounts primarily pertain to expenditures for additional facilities related to increased demand for existing products as well as for new Masco products. The Company also continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and improve customer service and response time. The Company expects capital expenditures for 1998, excluding those of potential 1998 acquisitions, to approximate the 1997 level. Depreciation and amortization expense for 1997 totalled $116.1 million, compared with $99.7 million for 1996; for 1998, depreciation and amortization expense, excluding 1998 acquisitions, is expected to be approximately $128 million.

     Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a materially adverse effect on the Company's capital expenditures, financial position, or results of operations.

CASH FLOWS FOR FINANCING ACTIVITIES

     Cash used for financing activities decreased to $123.8 million in 1997 from $491.7 million in 1996. During 1996, the Company paid the $250 million of 9 percent notes due April 15, 1996 through borrowings under its bank revolving-credit agreement and applied approximately $550 million of the proceeds from the 1996 sale of the home furnishings products segment to reduce bank debt.

     During 1997, the Company increased its dividend rate 5 percent to $.21 per share quarterly. This marks the 39th consecutive year in which dividends have been increased.

     The Company believes that its present cash balance and cash flows from operations are sufficient to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, future financial market activities, from proceeds from assets sales and from bank borrowings.

CONSOLIDATED RESULTS OF OPERATIONS

     Sales and Operations

     Net sales for 1997 were $3,760 million, representing an increase of 16 percent over 1996. After adjusting for acquisitions, net sales for 1997 increased 7 percent over 1996. After adjusting for acquisitions, net sales of the Company's North American operations for 1997 increased 8 percent over 1996. Net sales for 1996 increased 11 percent to $3,237 million from $2,927 million in 1995; after adjusting for acquisitions and the divestiture of two small operations, net sales increased 7 percent in 1996 over 1995.

     Cost of sales as a percentage of sales for 1997 remained unchanged at 63.3 percent compared with 1996 when it increased from 63.1 percent for 1995. The modest increase in the cost of sales percentage for 1997 and 1996 as compared with 1995 was primarily attributable to softness in the Company's European markets, expenses associated with manufacturing process improvement initiatives and product sales mix, which offset the benefits resulting from increased sales volume and new product introductions.

     Excluding amortization of acquired goodwill ($18.7 million, $12.1 million, and $10.0 million in 1997, 1996 and 1995, respectively), selling, general and administrative expenses as a percentage of sales were 20.6 percent in 1997 compared with 21.5 percent and 22.8 percent for 1996 and 1995, respectively. The downward trend in the selling, general and administrative expenses percentage results from the Company's continuation of cost-containment initiatives, the substitution of contingent incentive-based compensation for the reduction in fixed compensation for certain executives and the leverage of fixed and semi-fixed costs over a higher sales base. The Company expects selling, general and administrative expenses as a percentage of sales to approximate 20.0 percent by the end of 1998.

     Other Income (Expense), Net

     Equity earnings from MascoTech, Inc. in 1997 reflect the Company's mid-1997 and late-1996 reductions in common equity ownership. Equity earnings from MascoTech were $14.6 million for 1997 as compared with equity earnings of $13.9 million and $18.2 million for 1996 and 1995, respectively. Equity earnings from MascoTech in 1996 include the Company's $11.7 million pre-tax equity share of MascoTech's loss from the sale of its metal stamping businesses.

     During the second quarter of 1997, MascoTech effected conversion of all of its publicly held outstanding convertible preferred stock with the issuance of approximately 10 million shares of its common stock. This conversion reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of $29.5 million during the second quarter of 1997.

     During 1996, the Company recognized a $67.8 million net pre-tax gain ($40.7 million after-tax) from the fourth quarter 1996 sale to MascoTech of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. This gain was largely offset by $36.3 million of fourth quarter 1996 charges primarily related to adjustments of miscellaneous assets to their estimated fair value.

     Included in other, net under other income (expense), net is income from cash and cash investments of $17.3 million, $6.9 million and $2.6 million for 1997, 1996 and 1995, respectively; the increase in 1997 resulted from a higher average cash and cash investments balance during 1997 as compared with 1996 and 1995. The Company's cash balance for 1997 included residual proceeds from transactions in the latter part of 1996, including the sale of certain MascoTech investments, the sale of the Company's home furnishings businesses and European borrowings.

     Included in other, net under other income (expense), net is interest income for 1997 and 1996 of $36.8 million and $14.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses. Also included in other, net in 1997 and 1996 is interest income of $7.5 million and $1.7 million, respectively, from the $151 million note receivable from MascoTech, which was paid on September 30, 1997.

     Included in other, net under other income (expense), net in 1997 are $10.8 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock, net gains aggregating approximately $28 million related to the sales of certain assets and charges aggregating approximately $30 million, principally for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

     Included in other, net under other income (expense), net for 1995 was a $15.9 million gain from the sale of the Company's investment in Formica Corporation; this gain was offset primarily by charges for asset disposals.

     Net Income and Earnings Per Share

     After-tax income from continuing operations for 1997 was $382 million compared with $295 million for 1996 and $200 million for 1995. Basic and diluted earnings per share from continuing operations for 1997 were $2.39 and $2.30, respectively, as compared with basic and diluted earnings per share from continuing operations of $1.87 and $1.82 and $1.28 and $1.25, respectively, for 1996 and 1995. The Company's effective tax rate decreased to 39.4 percent in 1997 from 41.3 percent in 1996 due to the net utilization of the Company's capital loss carryforward benefit, recognized primarily in the fourth quarter of 1997. The 1995 tax rate of 43.1 percent was higher due primarily to an increase in higher-taxed foreign income as a percentage of total income. The Company estimates that its effective tax rate will approximate 40 percent for 1998.

OUTLOOK FOR THE COMPANY

     Assuming that the U.S. economy maintains its present rate of moderate growth and interest rates remain relatively stable, the Company expects further increases in both sales and earnings for 1998. The Company believes that its results will be favorably affected in the future with its efforts to: continue to invest in new manufacturing technologies and productivity improvement initiatives in order to contain costs and increase efficiency; maintain a lower level of selling, general and administrative expenses, as a percent of sales; introduce new products and marketing initiatives to increase market share and share of customer; and to actively pursue acquisition candidates that complement or support the Company's core competencies.

NET SALES BY PRODUCT GROUP AND GEOGRAPHIC AREA

     The following table sets forth the Company's net sales from continuing operations by product group and geographic area, in millions.

                                                                         PERCENT CHANGE
                                                                       ------------------
                                             NET SALES                  1997        1996
                                   ------------------------------       VS.         VS.
                                    1997        1996        1995        1996        1995
                                   ------      ------      ------      ------      ------
Kitchen and Bath Products:
  Faucets........................  $  815      $  757      $  698          8%          8%
  Cabinets.......................   1,083         832         758         30%         10%
  Other..........................   1,042         930         827         12%         12%
                                   ------      ------      ------
                                    2,940       2,519       2,283         17%         10%
Other Specialty Products.........     820         718         644         14%         11%
                                   ------      ------      ------
     Total.......................  $3,760      $3,237      $2,927         16%         11%
                                   ======      ======      ======
North America....................  $3,072      $2,680      $2,441         15%         10%
Europe...........................     688         557         486         24%         15%
                                   ------      ------      ------
     Total.......................  $3,760      $3,237      $2,927         16%         11%
                                   ======      ======      ======

BUSINESS SEGMENT RESULTS

     Kitchen and Bath Products

     Net sales of the Company's Kitchen and Bath Products increased 17 percent in 1997 over 1996 and 10 percent in 1996 over 1995; after adjusting for acquisitions, net sales increased 7 percent for each of the last two years, 1997 over 1996 and 1996 over 1995. These increases are largely due to higher unit sales volume of cabinets, faucets and other kitchen and bath products, and to a lesser extent, new product introductions and selling price increases.

     Operating profit of the Company's Kitchen and Bath Products, before general corporate expense, was $539 million, $462 million and $411 million in 1997, 1996 and 1995, respectively. Operating margin, before general corporate expense, remained unchanged at 18.3 percent for 1997 and 1996 compared with 18.0 percent in 1995. Higher unit sales volumes in 1997 contributed to improved operating results of the Company's U.S. cabinet, other kitchen and bath and faucet businesses, including the leveraging of fixed and semi-fixed selling, general and administrative expenses over a higher sales base. These improved results were offset by the weaker results of the Company's European operations included in this segment and the modestly lower margins of companies acquired in 1997.

     Operating results of this business segment showed a net improvement in 1996 over 1995 as a result of higher unit sales volume, increased efficiency and utilization of new and existing manufacturing facilities and the leverage of fixed and semi-fixed selling, general and administrative expenses over a higher sales base, which more than offset the modestly weaker results of the Company's U.S. cabinet businesses and the lower results of European operations. Operating results of the Company's U.S. cabinet businesses were modestly weaker in 1996 and 1995 due to the influence of a higher percentage of lower margin sales to total sales and the recognition of certain expenses for various initiatives undertaken to improve manufacturing processes and customer service and to shorten product delivery time.

     Other Specialty Products

     Net sales of the Company's Other Specialty Products increased 14 percent in 1997 over 1996 and 11 percent in 1996 over 1995. After adjusting for acquisitions, net sales increased 7 percent in 1997 over 1996 and, after adjusting for acquisitions and divestitures, increased 7 percent in 1996 over 1995. Operating profit of the Company's Other Specialty Products, before general corporate expense, was

$130 million, $104 million, and $82 million in 1997, 1996 and 1995, respectively. Operating margin, before general corporate expense, improved to
15.9 percent in 1997 from 14.5 percent in 1996 and 12.7 percent in 1995.

     The upward trend in operating results for this segment principally includes the benefits of higher installation sales of fiberglass insulation and higher unit sales volume of mechanical and electronic lock sets. Operating results of this segment benefited in 1996 from the leverage of fixed and semi-fixed selling, general and administrative expenses over a higher sales base and the divestiture of two underperforming operations. Operating results were negatively affected in 1997, 1996 and 1995 by lower results of European operations.

GEOGRAPHIC AREA RESULTS

     North America

     Net sales of North American operations increased 15 percent in 1997 over 1996 and 10 percent in 1996 over 1995. Net sales of North American operations, after adjusting for acquisitions, increased 8 percent in 1997 over 1996 and, after adjusting for acquisitions and divestitures, increased 9 percent in 1996 over 1995. Operating profit from North American operations, before general corporate expense, was $570 million, $479 million and $407 million for 1997, 1996 and 1995, respectively. Operating margin, before general corporate expense, improved to 18.6 percent in 1997 from 17.9 percent in 1996 and 16.7 percent in 1995.

     Operating results of North American operations in 1997 and 1996 benefited from higher sales volume which was partly driven by an increase in U.S. housing transactions, including higher levels of new construction and existing home sales. Operating results of North American operations in 1995 were lower, in part due to plant start-up costs related to a major new faucet facility and product sales mix. Operating results of the Company's Canadian operations improved in 1997 over 1996 after being relatively flat in 1996 over 1995.

     Europe

     Net sales of European operations increased 24 percent in 1997 over 1996 and 15 percent in 1996 over 1995; after adjusting for acquisitions, net sales decreased 5 percent in 1997 as compared with 1996 and decreased 1 percent in 1996 as compared with 1995. Operating profit from European operations, before general corporate expense, was $99 million, $87 million and $86 million for 1997, 1996 and 1995, respectively. Operating margin from European operations, before general corporate expense, decreased to 14.4 percent in 1997 following a decline to 15.6 percent in 1996 from 17.7 percent in 1995.

     Results of European operations were lower over the past three years, in part due to softness in the Company's European markets beginning in mid-1995, competitive pricing pressures on certain products and the influence of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 1997 compared with 1996 and 1996 compared with 1995, lowering European net sales by approximately 12 percent and 3 percent, respectively. Excluding acquisitions, net sales of European operations increased approximately 6 percent in local currencies.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and other systems. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing the year

2000 issue are not currently expected to have a materially adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     On January 22, 1998, MascoTech, Inc. announced the completion of its acquisition of TriMas Corporation. The Company will record in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer, an approximate $29 million pre-tax gain.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," become effective in 1998 and should not have a material effect on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at December 31, 1997. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. At December 31, 1997, the Company performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially affect the Company's financial position, results of operations or cash flows.

     Other discussion regarding the Company's business risks is presented in the "Overview" caption above and in Item 1 "Business" of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Masco Corporation:

     We have audited the accompanying consolidated balance sheets of Masco Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997 and the financial statement schedule as listed in Item 14(a)(2) of the Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Masco Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 13, 1998

                               MASCO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                     1997                1996
                                                                --------------      --------------
Current Assets:
  Cash and cash investments.................................    $  441,330,000      $  473,730,000
  Receivables...............................................       559,050,000         466,900,000
  Inventories...............................................       515,000,000         411,940,000
  Prepaid expenses and other................................       111,340,000          77,200,000
                                                                --------------      --------------
       Total current assets.................................     1,626,720,000       1,429,770,000
Receivable from MascoTech, Inc..............................          --               151,380,000
Equity investment in MascoTech, Inc.........................        52,780,000          10,150,000
Equity investments in other affiliates......................       175,300,000          57,680,000
Securities of Furnishings International Inc.................       393,140,000         356,340,000
Property and equipment......................................     1,037,320,000         940,590,000
Acquired goodwill, net......................................       729,190,000         457,350,000
Other assets................................................       319,310,000         298,390,000
                                                                --------------      --------------
       Total assets.........................................    $4,333,760,000      $3,701,650,000
                                                                ==============      ==============
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................    $   68,460,000      $    7,590,000
  Accounts payable..........................................       166,310,000         149,500,000
  Accrued liabilities.......................................       385,230,000         361,350,000
                                                                --------------      --------------
       Total current liabilities............................       620,000,000         518,440,000
Long-term debt..............................................     1,321,470,000       1,236,320,000
Deferred income taxes and other.............................       163,270,000         107,080,000
                                                                --------------      --------------
       Total liabilities....................................     2,104,740,000       1,861,840,000
                                                                --------------      --------------
Shareholders' Equity:
  Common shares authorized: 400,000,000;
     issued: 1997-165,570,000; 1996-160,870,000.............       165,570,000         160,870,000
  Preferred shares authorized: 1,000,000....................          --                  --
  Paid-in capital...........................................       304,560,000         140,010,000
  Retained earnings.........................................     1,784,370,000       1,536,410,000
  Cumulative translation adjustments........................       (25,480,000)          2,520,000
                                                                --------------      --------------
       Total shareholders' equity...........................     2,229,020,000       1,839,810,000
                                                                --------------      --------------
       Total liabilities and shareholders' equity...........    $4,333,760,000      $3,701,650,000
                                                                ==============      ==============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997              1996              1995
                                                   --------------    --------------    --------------
Net sales......................................    $3,760,000,000    $3,237,000,000    $2,927,000,000
Cost of sales..................................     2,378,250,000     2,048,070,000     1,846,330,000
                                                   --------------    --------------    --------------
          Gross profit.........................     1,381,750,000     1,188,930,000     1,080,670,000
Selling, general and administrative expenses...       775,930,000       696,290,000       668,310,000
Amortization of acquired goodwill..............        18,720,000        12,140,000        10,020,000
                                                   --------------    --------------    --------------
          Operating profit.....................       587,100,000       480,500,000       402,340,000
                                                   --------------    --------------    --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings...........................        14,580,000        13,860,000        18,200,000
     Gain from change in investment............        29,500,000          --                --
     Gain from sale of investments, net........          --              67,800,000          --
  Equity earnings, other affiliates............         9,560,000         6,230,000         8,010,000
  Other, net...................................        70,010,000         8,990,000        (2,960,000)
  Interest expense.............................       (79,850,000)      (74,680,000)      (73,800,000)
                                                   --------------    --------------    --------------
                                                       43,800,000        22,200,000       (50,550,000)
                                                   --------------    --------------    --------------
          Income from continuing operations
            before income taxes................       630,900,000       502,700,000       351,790,000
Income taxes...................................       248,500,000       207,500,000       151,740,000
                                                   --------------    --------------    --------------
          Income from continuing operations....       382,400,000       295,200,000       200,050,000
                                                   --------------    --------------    --------------
Discontinued operations (net of income taxes):
  Income from operations.......................          --                --               8,270,000
  Loss on disposition, net.....................          --                --            (650,000,000)
                                                   --------------    --------------    --------------
          Net income (loss)....................    $  382,400,000    $  295,200,000    $ (441,680,000)
                                                   ==============    ==============    ==============
Earnings per share from continuing operations:
          Basic................................             $2.39             $1.87             $1.28
                                                            =====             =====             =====
          Diluted..............................             $2.30             $1.82             $1.25
                                                            =====             =====             =====

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                      1997            1996            1995
                                                  -------------   -------------   -------------
Cash Flows From (For):
  Operating Activities:
     Income from continuing operations..........  $ 382,400,000   $ 295,200,000   $ 200,050,000
     Depreciation and amortization..............    116,050,000      99,680,000      90,090,000
     Unremitted equity earnings of affiliates...    (19,470,000)    (12,310,000)    (17,770,000)
     Interest accrual on pay-in-kind notes
       receivable...............................    (36,800,000)    (13,970,000)       --
     Deferred income taxes......................     34,880,000      28,850,000      18,240,000
     Gain from sale of MascoTech investments,
       net......................................       --           (67,800,000)       --
     Gain from change in MascoTech investment...    (29,500,000)       --              --
     Increase in receivables....................    (41,560,000)     (7,510,000)    (56,660,000)
     Increase in inventories....................    (38,770,000)     (1,890,000)    (13,970,000)
     Increase in accounts payable and accrued
       liabilities, net.........................     44,960,000      38,410,000      42,110,000
     Other, net.................................     (7,160,000)    (18,520,000)     (1,180,000)
                                                  -------------   -------------   -------------
          Net cash from operating activities of
            continuing operations...............    405,030,000     340,140,000     260,910,000
     Operating activities of discontinued
       operations...............................       --              --            60,370,000
                                                  -------------   -------------   -------------
          Net cash from operating activities....    405,030,000     340,140,000     321,280,000
                                                  -------------   -------------   -------------
  Investing Activities:
     Acquisition of companies, net of cash
       acquired.................................   (186,920,000)   (173,110,000)       --
     Capital expenditures.......................   (167,400,000)   (138,540,000)   (165,080,000)
     Cash proceeds from sale of:
       Discontinued operations..................       --           707,630,000        --
       MascoTech investments....................       --           115,000,000        --
       Formica investment.......................       --              --            74,470,000
     Collection of MascoTech receivable.........     45,580,000        --              --
     Other, net.................................     (4,900,000)     53,830,000     (12,390,000)
     Investing activities of discontinued
       operations...............................       --              --           (38,290,000)
                                                  -------------   -------------   -------------
          Net cash from (for) investing
            activities..........................   (313,640,000)    564,810,000    (141,290,000)
                                                  -------------   -------------   -------------
  Financing Activities:
     Retirement of notes........................       --          (250,000,000)   (200,000,000)
     Increase in other debt.....................     90,550,000     537,380,000     497,830,000
     Payment of other debt......................    (82,660,000)   (655,540,000)   (350,010,000)
     Cash dividends paid........................   (131,680,000)   (123,530,000)   (116,350,000)
     Financing activities of discontinued
       operations...............................       --              --            12,480,000
                                                  -------------   -------------   -------------
          Net cash (for) financing activities...   (123,790,000)   (491,690,000)   (156,050,000)
                                                  -------------   -------------   -------------
Cash and Cash Investments:
  Increase (decrease) for the year..............    (32,400,000)    413,260,000      23,940,000
  At January 1..................................    473,730,000      60,470,000      36,530,000
                                                  -------------   -------------   -------------
  At December 31................................  $ 441,330,000   $ 473,730,000   $  60,470,000
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

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

     Cash and Cash Investments. The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers, including home centers. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risks exist. At December 31, 1997 and 1996 accounts and notes receivable are presented net of allowances for doubtful accounts of $19.8 million and $17.9 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $81.4 million, $71.7 million and $65.3 million in 1997, 1996 and 1995, respectively.

     Acquired goodwill, resulting from acquisitions of companies, is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1997 and 1996 such accumulated amortization totalled $82.8 million and $70.2 million, respectively. At each balance sheet date, management evaluates the recoverability of acquired goodwill by measuring the carrying value of the asset to the associated current and projected annual sales, operating profit and undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no permanent impairment related to acquired goodwill at December 31, 1997 and 1996. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. Amortization of intangible assets totalled $34.6 million, $28.0 million and $24.8 million in 1997, 1996 and 1995, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that approximates the risk of the underlying investments. The fair value of the Company's long-term debt instruments was based principally on

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)
quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1997 was approximately $509 million and $1,386 million, as compared with the Company's aggregate carrying value of $498 million and $1,321 million, respectively, and at December 31, 1996 the aggregate market value was approximately $631 million and $1,248 million, as compared with the Company's aggregate carrying value of $601 million and $1,236 million, respectively.

ACQUISITIONS

     During 1997, the Company acquired Texwood Industries, Inc., a U.S. manufacturer of kitchen and bath cabinetry, and five other home improvement and building products companies, including two companies in Europe.

     The results of operations for these acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1996, pro forma unaudited consolidated net sales and net income would have approximated $3,909 million and $390 million for 1997 and $3,575 million and $309 million for 1996, respectively, and pro forma unaudited consolidated diluted earnings per share would have approximated $2.33 and $1.87 for 1997 and 1996, respectively.

     The combined purchase price for these acquisitions, including assumed debt, aggregated approximately $430 million and included approximately 2.9 million shares of Company common stock, with the balance in cash and a short-term note. The acquisitions were accounted for as purchase transactions. The net cash paid for companies acquired in 1997 is as follows, in thousands:

Combined purchase price, excluding $70 million of assumed
  debt...................................................... $359,280
Common stock issued.........................................  119,360
Note issued (paid in early 1998)............................   53,000
                                                             --------
Net cash paid............................................... $186,920
                                                             ========

DISCONTINUED OPERATIONS

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. An aggregate provision of $650 million was recorded in the fourth quarter of 1995 for the estimated loss on the discontinued operations through the expected disposal date, the reduction of assets to their estimated net realizable value and the anticipated liabilities related to the disposal.

     Basic and diluted earnings per share for 1995 from discontinued operations were both $.05. Basic and diluted loss per share for 1995 from the loss on disposition of discontinued operations were $4.15 and $4.05, respectively.

                               MASCO CORPORATION

DISCONTINUED OPERATIONS -- (CONCLUDED)
     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were, in millions:

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

     Under a transitional services agreement, the Company provided corporate-related services for a fee to Furnishings International through April 1997. Substantially all of these services were discontinued after such date.

INVENTORIES

                                                                (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
Raw material.............................................  $229,040   $185,500
Finished goods...........................................   161,920    135,190
Work in process..........................................   124,040     91,250
                                                           --------   --------
                                                           $515,000   $411,940
                                                           ========   ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity and partnership interests:

                                                                AT DECEMBER 31
                                                           ------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
MascoTech, Inc...........................................  17%       21%       45%
Emco Limited.............................................  42%       --        --
Hans Grohe, a German partnership.........................  27%       27%       27%
TriMas Corporation.......................................   4%        4%        5%

     Excluding the partnership interest in Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments at December 31, 1997 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $319 million, as compared with the Company's related aggregate carrying value

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONTINUED) of $182 million. The Company's carrying value in common stock of these equity affiliates exceeds its equity in the underlying net book value by approximately $79 million at December 31, 1997. This excess is being amortized over a period not to exceed 40 years.

     During the second quarter of 1997, MascoTech effected conversion of all of its publicly held outstanding convertible preferred stock with the issuance of approximately 10 million shares of its common stock. This conversion reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million.

     MascoTech holds an option expiring in 2002 to require the Company to purchase up to $200 million aggregate amount of subordinated debt securities of MascoTech.

     During the fourth quarter of 1996, the Company completed the sale to MascoTech of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. This transaction reduced the Company's common equity ownership in MascoTech from 45 percent to 21 percent and resulted in a fourth quarter 1996 pre-tax gain of $67.8 million ($40.7 million after-tax). Under the sale agreement, the Company received approximately $266 million, with $115 million paid at closing. The Company earned interest income at 6.625% on the $151 million balance of the consideration, which was paid by MascoTech to the Company on September 30, 1997; as provided for in the sale agreement, MascoTech at that date delivered to the Company 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and $45.6 million in cash. MascoTech recognized a $29.3 million after-tax gain from the delivery to the Company of the Emco Limited common stock. The Company's recording of equity earnings from MascoTech for 1997 excludes the effect of such gain due to the related-party nature of the transaction. Emco Limited is a leading Canadian distributor and manufacturer of home improvement and building products.

     On January 22, 1998, MascoTech announced the completion of its acquisition of TriMas Corporation. The Company will record in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer, an approximate $29 million pre-tax gain.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONCLUDED)
     Approximate combined condensed financial data of the above-listed affiliates, including Emco Limited at December 31, 1997 and for the year then ended, are summarized in U.S. dollars as follows, in thousands:

                                                 1997          1996          1995
                                              ----------    -----------   ----------
Net sales.................................    $2,745,570    $ 2,136,740   $2,488,900
                                              ==========    ===========   ==========
Income from continuing operations before
  income taxes............................    $  333,540    $   181,710   $  201,860
                                              ==========    ===========   ==========
Net income attributable to common
  shareholders............................    $  201,990    $   109,500   $  115,570
                                              ==========    ===========   ==========
The Company's net equity in above net
  income..................................    $   24,140    $    20,090   $   26,210
                                              ==========    ===========   ==========
Cash dividends received by the Company
  from affiliates.........................    $    4,670    $     7,780   $    8,440
                                              ==========    ===========   ==========
At December 31:
  Current assets..........................    $  973,900    $   770,980
  Current liabilities.....................      (436,250)      (287,200)
                                              ----------    -----------
     Working capital......................       537,650        483,780
  Property and equipment..................       776,470        662,520
  Other assets............................       504,810        571,610
  Long-term liabilities...................      (980,990)    (1,152,980)
                                              ----------    -----------
     Shareholders' equity.................    $  837,940    $   564,930
                                              ==========    ===========

     Equity in undistributed earnings of affiliates of $43 million at December 31, 1997, $32 million at December 31, 1996 and $30 million at December 31, 1995 are included in consolidated retained earnings.

PROPERTY AND EQUIPMENT

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1997          1996
                                                          ----------    ----------
Land and improvements.................................    $   70,120    $   68,750
Buildings.............................................       465,920       428,860
Machinery and equipment...............................     1,089,330       976,470
                                                          ----------    ----------
                                                           1,625,370     1,474,080
Less, accumulated depreciation........................       588,050       533,490
                                                          ----------    ----------
                                                          $1,037,320    $  940,590
                                                          ==========    ==========

                               MASCO CORPORATION

ACCRUED LIABILITIES

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
Salaries, wages and related retirement benefits.........    $ 96,160      $ 92,450
Advertising and sales promotion.........................      86,170        51,150
Insurance...............................................      48,930        49,260
Dividends payable.......................................      34,000        31,240
Interest................................................      26,990        22,130
Property, payroll and other taxes.......................      24,760        26,330
Other...................................................      68,220        88,790
                                                            --------      --------
                                                            $385,230      $361,350
                                                            ========      ========

LONG-TERM DEBT

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1997          1996
                                                          ----------    ----------
Notes, 6.625%, due September 15, 1999.................    $  200,000    $  200,000
Notes,     9%, due October 1, 2001....................       175,000       175,000
Notes, 6.125%, due September 15, 2003.................       200,000       200,000
Notes, 7.125%, due August 15, 2013....................       200,000       200,000
European bank debt....................................       329,300       275,050
Convertible subordinated debentures, 5.25%, due
  2012................................................       177,920       177,920
Other, principally acquisition-related in 1997........       107,710        15,940
                                                          ----------    ----------
                                                           1,389,930     1,243,910
Less, current portion.................................        68,460         7,590
                                                          ----------    ----------
                                                          $1,321,470    $1,236,320
                                                          ==========    ==========

     All of the notes above are nonredeemable.

     European bank debt relates to borrowings of local currency for acquisitions and expansion, primarily in Germany. At December 31, 1997, approximately $222 million of European debt related to a term loan facility expiring in 2002. The balance of $107 million represents borrowings under lines of credit primarily expiring in 2002. Interest is payable on European borrowings based upon various floating rates as selected by the Company (approximately 4 percent at December 31, 1997).

     The Company called the 5.25% subordinated debentures due 2012 for redemption on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $42.28 per share), resulting in the issuance of approximately 4.2 million shares of Company common stock in February 1998.

     Certain debt agreements contain limitations on additional borrowings and requirements for maintaining a certain level of tangible net worth. At December 31, 1997, the Company was in compliance with these limitations and requirements, and the Company's tangible net worth exceeded the most restrictive of such provisions by approximately $171 million.

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONCLUDED)
     At December 31, 1997, the maturities of long-term debt during each of the next five years were approximately as follows: 1998-$68.5 million; 1999-$232.0 million; 2000-$16.0 million; 2001-$186.6 million; and 2002-$5.6 million.

     The Company has a $750 million bank revolving-credit agreement, with any outstanding balance due and payable in November 2001. There was no outstanding balance as of December 31, 1997. Interest is payable on borrowings under this agreement based upon various floating rates as selected by the Company.

     The Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $759 million of debt and equity securities.

     Interest paid was approximately $75 million, $102 million and $115 million in 1997, 1996 and 1995, respectively. Amounts paid in 1996 and 1995 include interest pertaining to discontinued operations.

SHAREHOLDERS' EQUITY

                                                                   (IN THOUSANDS)
                                                1997         1996         1995
                                             ----------   ----------   ----------
Common Shares, $1 Par Value
  Balance, January 1.......................  $  160,870   $  160,380   $  156,990
  Shares issued............................       4,700          490        3,390
                                             ----------   ----------   ----------
  Balance, December 31.....................     165,570      160,870      160,380
                                             ----------   ----------   ----------
Paid-In Capital
  Balance, January 1.......................     140,010      128,550       44,840
  Shares issued............................     164,550       11,460       83,710
                                             ----------   ----------   ----------
  Balance, December 31.....................     304,560      140,010      128,550
                                             ----------   ----------   ----------
Retained Earnings
  Balance, January 1.......................   1,536,410    1,366,330    1,924,740
  Net income (loss)........................     382,400      295,200     (441,680)
  Cash dividends declared..................    (134,440)    (125,120)    (116,730)
                                             ----------   ----------   ----------
  Balance, December 31.....................   1,784,370    1,536,410    1,366,330
                                             ----------   ----------   ----------
Cumulative Translation Adjustments
  Balance, December 31.....................     (25,480)       2,520          170
                                             ----------   ----------   ----------
Shareholders' Equity
  Balance, December 31.....................  $2,229,020   $1,839,810   $1,655,430
                                             ==========   ==========   ==========

     On the basis of amounts paid (declared), cash dividends per share were $.81 ($.82) in 1997, $.77 ($.78) in 1996 and $.73 ($.74) in 1995.

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

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY -- (CONCLUDED)
     Financial statements of non-U.S. operations are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and using weighted average exchange rates in effect during the year for results of operations. Adjustments resulting from such translation are reflected as cumulative translation adjustments in shareholders' equity.

     At December 31, 1997, the Company had remaining authorization to repurchase up to 7.2 million shares of its common stock in open-market transactions or otherwise.

STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1997, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards and stock options.

     The Company granted long-term stock awards, net of cancellations, for 790,000, 540,000 and 1,250,000 shares of Company common stock during 1997, 1996 and 1995, respectively, to key employees of the Company and to non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 1997, 1996 and 1995 was $42, $31 and $27, respectively. Compensation expense for the annual vesting of long-term stock awards was $14.0 million, $14.9 million and $13.3 million in 1997, 1996 and 1995, respectively. The unamortized costs of unvested stock awards, aggregating approximately $95.5 million at December 31, 1997, are included in other assets and are being amortized over the typical 10-year vesting periods.

     Fixed stock options are granted to key employees of the Company and to non-employee Directors of the Company, and have a maximum term of 10 years. The exercise price of each fixed option, other than the option described below to the Company's Chief Executive Officer granted during 1996 at an exercise price in excess of the current market price, equals the market price of Company common stock on the date of grant. These options generally vest in installments beginning in the third year and extending through the eighth year after grant.

     During 1997, the Company granted original stock options for 2,840,000 shares of Company common stock with an exercise price of $39 per share (equal to the market price on the grant date). Twenty percent of such options became exercisable in late 1997 when the Company's common stock price exceeded $50 per share for the required period. An additional twenty percent will become exercisable if the price of Company common stock exceeds $55 for the required period by May 2000; the remaining sixty percent (eighty percent if the $55 target was not exceeded) of such options will become exercisable if the price of Company common stock reaches $60 per share for the required period by May 2001. If neither target is met, the remaining eighty percent of such options become exercisable in March 2007; however, the recipients of these options have stated that they will not exercise them unless they become exercisable earlier as a result of meeting the price targets. The Company also granted restoration stock options for 139,000 shares of Company common stock with grant date exercise prices ranging from $35 to $52 (the market prices on the grant dates) and stock options for 28,000 shares of Company common stock to non-employee Directors of the Company with an exercise price of $39.

     To demonstrate his commitment to increase the market value of Company common stock for the benefit of shareholders, in 1996 the Company's Chief Executive Officer requested that his annual salary and bonus be reduced indefinitely to $1 per year effective January 1, 1996. The Compensation Committee of the Board of Directors, in acceding to this request, considered alternative compensation

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONTINUED)
arrangements for the Chief Executive Officer and in April 1996 granted the Chief Executive Officer a 10-year option, with a $41 exercise price when the market price was $27 7/8 per share, to purchase one million shares of Company common stock. This option became exercisable in 1997 when the price of Company common stock exceeded $41 per share.

     As a demonstration of their commitment to enhance shareholder value and alignment with shareholder interests, in 1996 other officers and certain other key employees of the Company voluntarily accepted an effective 15 percent salary reduction with salaries frozen indefinitely at that level. This reduction in compensation was replaced with stock options and career stock awards. The stock options were granted with an exercise price of $32 (equal to the market price on the grant date). Annual vestings of such stock options commenced in 1997 as a result of the Company common stock price exceeding $41 per share for the required period. Such options were granted for approximately 1,615,000 shares of Company common stock. In addition, in 1996 when the market price of Company common stock was $32 per share, the executive officers were granted career stock awards; annual vestings of such awards commenced in 1997 as a result of the Company common stock price exceeding $50 per share for the required period in late 1997.

     A summary of the status of the Company's stock options granted for the three years ended December 31, 1997 is presented below.

                                                             (SHARES IN THOUSANDS)
                                                        1997       1996       1995
                                                        -----      -----      -----
Option shares outstanding, January 1..................  7,308      5,456      5,510
  Weighted average exercise price.....................    $28        $23        $23
Option shares granted.................................  3,007      2,680        205
  Weighted average exercise price.....................    $39        $35        $28
Option shares exercised...............................  2,138        467        196
  Weighted average exercise price.....................    $25        $21        $21
Option shares cancelled...............................     77        361         63
  Weighted average exercise price.....................    $21        $22        $21
Option shares outstanding, December 31................  8,100      7,308      5,456
  Weighted average exercise price.....................    $33        $28        $23
  Weighted average remaining option term (in years)...    7.2        5.5        4.3
Option shares exercisable, December 31................  2,294      2,807      2,916
  Weighted average exercise price.....................    $31        $24        $24

     Of the 2,294,000 option shares exercisable at December 31, 1997, 1,004,000 were exercisable at per share prices ranging from $21 to $25, with a weighted average exercise price of $21; 290,000 were exercisable at per share prices ranging from $28 to $39, with a weighted average exercise price of $32; and 1,000,000 were exercisable at $41 per share.

     At December 31, 1997, a combined total of 5,668,000 shares of Company common stock was available for the granting of stock options and long-term stock awards under the Plan.

     During 1997, the Company adopted the "1997 Non-Employee Directors Stock Plan" (the "Directors Stock Plan"), which provides for the payment of compensation to non-employee Directors in part in Company common stock. Approximately 51,000 shares of Company common stock were granted in 1997 in the form of stock options and long-term stock awards under this plan. Such options and long-term stock awards are included in the information provided above. At December 31, 1997, a

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONCLUDED)
combined total of 449,000 shares of Company common stock was available for the granting of stock options and long-term stock awards under the Directors Stock Plan.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and, accordingly, the Company's stock options do not constitute compensation expense in the determination of net income in the statement of operations. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma effect would have been a reduction in the Company's diluted earnings per share of approximately $.05 and $.03 in 1997 and 1996, respectively, with no effect in 1995.

     For SFAS 123 calculation purposes, the weighted average grant date fair values of options granted in 1997, 1996 and 1995 were $12.54, $11.20 and $8.44, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk free interest rate -- 6.7%, 6.7% and 6.5%; dividend yield -- 2.5% (all years); volatility factor -- 27%, 25% and 27%; and expected option life -- 7 years (all years).

     Pursuant to the 1984 Restricted Stock (MascoTech) Incentive Plan, the Company may award to key employees of the Company and affiliated companies shares of common stock of MascoTech, Inc. held by the Company. No such awards were granted in 1997, 1996 or 1995. At December 31, 1997, there were 4,695,000 of such shares available for granting future awards under this plan.

     The data in this note include discontinued operations.

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit pension plans and defined-contribution retirement plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the Company's pension and profit-sharing plans were $23.9 million in 1997, $24.4 million in 1996 and $24.0 million in 1995.

     Net periodic pension cost for the Company's qualified pension plans includes the following components:

                                                           (IN THOUSANDS)
                                                     1997      1996       1995
                                                    -------   -------   --------
Service cost......................................  $ 7,090   $ 6,220   $  5,050
Interest cost.....................................   10,170     9,450      8,430
Actual return on assets...........................   (6,760)   (7,070)   (11,550)
Net amortization and deferral.....................   (3,900)   (2,610)     2,550
                                                    -------   -------   --------
Net periodic pension cost.........................  $ 6,600   $ 5,990   $  4,480
                                                    =======   =======   ========

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)
     The funded status of the Company's qualified pension plans is summarized as follows, in thousands, at December 31:

                                                           1997                      1996
                                                      ---------------   -------------------------------
                                                        ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                                      BENEFITS EXCEED    ACCUMULATED    BENEFITS EXCEED
                                                          ASSETS          BENEFITS          ASSETS
                                                      ---------------   -------------   ---------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................     $115,060         $ 71,060          $30,920
                                                         ========         ========          =======
  Accumulated benefit obligation....................     $123,480         $ 73,400          $32,110
                                                         ========         ========          =======
  Projected benefit obligation......................     $152,320         $ 97,430          $32,110
Assets at fair value................................      106,520           76,910           25,130
                                                         --------         --------          -------
  Projected benefit obligation in excess of plan
     assets.........................................      (45,800)         (20,520)          (6,980)
Reconciling items:
  Unrecognized net loss.............................       40,340           18,830            6,210
  Unrecognized prior service cost...................        3,110               60            3,690
  Unrecognized net asset at transition..............       (2,800)          (2,530)            (890)
  Requirement to recognize minimum liability........      (16,320)          --               (9,010)
                                                         --------         --------          -------
  Accrued pension cost..............................     $(21,470)        $ (4,160)         $(6,980)
                                                         ========         ========          =======

     Major assumptions used in accounting for the Company's pension plans are as follows:

                                                        1997       1996        1995
                                                        -----      -----      ------
Discount rate for obligations.........................   7.0%       7.5%       7.25%
Rate of increase in compensation levels...............   5.0%       5.0%       5.0 %
Expected long-term rate of return on plan assets......  11.0%      11.0%      11.0 %

     In addition to the Company's qualified pension plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for pension benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified pension plans totalled $30.8 million and $39.1 million, and $24.7 million and $30.2 million at December 31, 1997 and 1996, respectively; net periodic pension cost for these plans was $4.7 million, $4.9 million and $3.7 million in 1997, 1996 and 1995, respectively.

     The Company sponsors certain postretirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1997, the aggregate present value of the unfunded accumulated postretirement benefit obligation approximated $4.0 million.

                               MASCO CORPORATION

SEGMENT INFORMATION

     The Company's operations in the industry segments detailed below consist of the manufacture, installation and sale of the following home improvement and building products:

        Kitchen and Bath Products -- kitchen and bath cabinets; kitchen appliances; faucets; plumbing fittings; bath and shower tubs and enclosures; whirlpools and spas; and bath accessories.

        Other Specialty Products -- builders' hardware, including mechanical and electronic lock sets; venting and ventilating equipment; insulation; rolling shutters; balcony railing systems; and water pumps.

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

     Pursuant to a corporate services agreement to provide MascoTech, Inc. and TriMas Corporation with certain corporate staff and administrative services, the Company charges a fee approximating .8 percent of MascoTech and TriMas net sales. The fees charged to MascoTech and TriMas approximated $6 million and $4 million in 1997, $7 million and $3 million in 1996 and $9 million and $3 million in 1995, respectively, and are included as a reduction of general corporate expense.

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONCLUDED)

     The following table presents information about the Company by industry segment and geographic area:

                                                                                                                    (IN THOUSANDS)
                               NET SALES(1)(2)(3)                   OPERATING PROFIT                 ASSETS AT DECEMBER 31
                      ------------------------------------   ------------------------------   ------------------------------------
                         1997         1996         1995        1997       1996       1995        1997         1996         1995
                      ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
The Company's
  operations by
  segment were:
    Kitchen and Bath
      Products......  $2,940,000   $2,519,000   $2,283,000   $539,000   $462,000   $411,000   $2,023,000   $1,646,000   $1,445,000
    Other Specialty
      Products......     820,000      718,000      644,000    130,000    104,000     82,000      834,000      632,000      591,000
                      ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
      Total.........  $3,760,000   $3,237,000   $2,927,000   $669,000   $566,000   $493,000   $2,857,000   $2,278,000   $2,036,000
                      ==========   ==========   ==========   ========   ========   ========   ==========   ==========   ==========
The Company's
  operations by
  geographic area
  were:
    North America...  $3,072,000   $2,680,000   $2,441,000   $570,000   $479,000   $407,000   $2,146,000   $1,667,000   $1,623,000
    Europe..........     688,000      557,000      486,000     99,000     87,000     86,000      711,000      611,000      413,000
                      ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
      Total.........  $3,760,000   $3,237,000   $2,927,000    669,000    566,000    493,000    2,857,000    2,278,000    2,036,000
                      ==========   ==========   ==========   --------   --------   --------   ----------   ----------   ----------
Other (income) expense, net...............................     44,000     22,000    (51,000)
General corporate expense, net............................    (82,000)   (85,000)   (90,000)
                                                             --------   --------   --------
Income from continuing operations before income taxes(4)..   $631,000   $503,000   $352,000
                                                             ========   ========   ========
Equity investments in and receivable from affiliates.......................................      228,000      220,000      265,000
Securities of Furnishings International Inc................................................      393,000      356,000       --
Corporate assets...........................................................................      856,000      848,000      425,000
Net assets of discontinued operations......................................................       --           --        1,053,000
                                                                                              ----------   ----------   ----------
      Total assets.........................................................................   $4,334,000   $3,702,000   $3,779,000
                                                                                              ==========   ==========   ==========

                                                                                                    PROPERTY ADDITIONS(5)
                                                                                                ------------------------------
                                                                                                  1997       1996       1995
                                                                                                --------   --------   --------
The Company's operations by segment were:
  Kitchen and Bath Products..................................................................   $149,000   $116,000   $111,000
  Other Specialty Products...................................................................     61,000     42,000     43,000
                                                                                                --------   --------   --------
      Total..................................................................................   $210,000   $158,000   $154,000
                                                                                                ========   ========   ========

                                                                   DEPRECIATION AND
                                                                     AMORTIZATION
                                                         ------------------------------------
                                                            1997         1996         1995
                                                         ----------   ----------   ----------
The Company's operations by segment were:
  Kitchen and Bath Products............................     $69,000      $58,000      $51,000
  Other Specialty Products.............................      28,000       21,000       20,000
                                                         ----------   ----------   ----------
      Total............................................     $97,000      $79,000      $71,000
                                                         ==========   ==========   ==========

(1) Included in net sales in 1997, 1996 and 1995 are export sales from the U.S. of $58.8 million, $46.2 million and $40.9 million, respectively.

(2) Intra-company sales among segments and geographic areas represented less than one percent of consolidated net sales in 1997, 1996 and 1995.

(3) Includes net sales to one customer in 1997 of $392 million.

(4) Income from continuing operations before income taxes and net income pertaining to continuing foreign operations were $93 million and $45 million, $82 million and $40 million, and $96 million and $52 million for 1997, 1996 and 1995, respectively.

(5) Property additions include assets of acquired companies.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                  (IN THOUSANDS)
                                                    1997       1996       1995
                                                  --------   --------   --------
Re: MascoTech, Inc.:
  Equity earnings...............................  $ 14,580   $ 13,860   $ 18,200
                                                  --------   --------   --------
  Gain from change in investment................    29,500      --         --
                                                  --------   --------   --------
  Gain from sale of investments, net............     --        67,800      --
                                                  --------   --------   --------
Equity earnings, other affiliates...............     9,560      6,230      8,010
                                                  --------   --------   --------
Other, net:
  Income from cash and cash investments.........    17,280      6,910      2,600
  Other interest income.........................    47,550     20,710      4,500
  Other items...................................     5,180    (18,630)   (10,060)
                                                  --------   --------   --------
                                                    70,010      8,990     (2,960)
                                                  --------   --------   --------
Interest expense................................   (79,850)   (74,680)   (73,800)
                                                  --------   --------   --------
                                                  $ 43,800   $ 22,200   $(50,550)
                                                  ========   ========   ========

     During the second quarter of 1997, MascoTech effected conversion of all of its publicly held outstanding convertible preferred stock with the issuance of approximately 10 million shares of its common stock. This conversion reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of $29.5 million during the second quarter of 1997.

     Other interest income for 1997 and 1996 includes $36.8 million and $14.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses. Other interest income for 1997 and 1996 also includes $7.5 million and $1.7 million, respectively of interest income from the $151 million note receivable from MascoTech which was paid on September 30, 1997.

     Other items in 1997 include $10.8 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and net gains aggregating approximately $28 million related to the sales of certain assets, as well as charges aggregating approximately $30 million principally for the adjustment of the Company's Payless Cashways investment to its estimated fair value. Other items in 1996 include $36.3 million of fourth quarter charges primarily related to adjustments of miscellaneous assets to their estimated fair value.

     Interest expense in 1996 and 1995 is presented net of interest expense pertaining to discontinued operations of $21.8 million and $44.0 million, respectively.

                               MASCO CORPORATION

INCOME TAXES

                                                                  (IN THOUSANDS)
                                                    1997       1996       1995
                                                  --------   --------   --------
Income from continuing operations before
  income taxes:
     Domestic...................................  $537,760   $420,560   $256,190
     Foreign....................................    93,140     82,140     95,600
                                                  --------   --------   --------
                                                  $630,900   $502,700   $351,790
                                                  ========   ========   ========
Provision for income taxes:
  Currently payable:
     Federal....................................  $146,940   $119,250   $ 84,230
     State and local............................    25,570     18,280     14,740
     Foreign....................................    41,110     41,120     34,530
  Deferred:
     Federal....................................    28,240     27,880      9,300
     Foreign....................................     6,640        970      8,940
                                                  --------   --------   --------
                                                  $248,500   $207,500   $151,740
                                                  ========   ========   ========
Deferred tax assets at December 31:
  Intangibles...................................  $ 24,110   $ 27,350
  Inventories...................................    11,380     12,870
  Accrued liabilities...........................    54,650     53,660
  Capital loss carryforward.....................   149,470    163,960
  Other, principally equity investments.........    34,940     46,470
                                                  --------   --------
                                                   274,550    304,310
  Valuation allowance...........................  (174,960)  (206,310)
                                                  --------   --------
                                                    99,590     98,000
                                                  --------   --------
Deferred tax liabilities at December 31:
  Property and equipment........................   149,220    116,000
  Other.........................................    13,830     10,580
                                                  --------   --------
                                                   163,050    126,580
                                                  --------   --------
Net deferred tax liability at December 31.......  $ 63,460   $ 28,580
                                                  ========   ========

     Net deferred tax liability at December 31, 1997 and 1996 consists of net short-term deferred tax assets of $19.0 million and $14.5 million, respectively, and net long-term deferred tax liabilities of $82.5 million and $43.1 million, respectively.

     A valuation allowance of approximately $175.0 million and $206.3 million was recorded at December 31, 1997 and 1996, respectively, primarily due to the Company's inability to quantify the major portion of its capital loss carryforward which may ultimately be realized. Such capital loss benefit resulted from a $149.5 million and $164.0 million after-tax capital loss carryforward on the disposition of the Company's home furnishings products segment at December 31, 1997 and 1996, respectively, and a $25.5 million and $42.3 million after-tax future deductible temporary difference of a capital nature on the Company's equity and other investments at December 31, 1997 and 1996, respectively.

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)
     The following is a reconciliation of the U.S. federal statutory rate to the effective tax rate allocated to income from continuing operations before income tax:

                                                                1997    1996    1995
                                                                ----    ----    ----
U.S. federal statutory rate.................................     35%     35%     35%
State and local taxes, net of federal tax benefit...........      2       2       3
Higher taxes on foreign earnings............................      3       3       5
Dividends-received deduction................................     (1)     --      --
Amortization in excess of tax...............................      1       1       1
Change in valuation allowance...............................     (2)      1      --
Other, net..................................................      1      (1)     (1)
                                                                 --      --      --
  Effective tax rate on income from continuing operations...     39%     41%     43%
                                                                 ==      ==      ==

     Income taxes paid were approximately $178 million, $201 million and $170 million in 1997, 1996 and 1995, respectively. Amounts paid in 1996 and 1995 include taxes on discontinued operations.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Provision has not been made at December 31, 1997 for U.S. or additional foreign withholding taxes on approximately $6.0 million of remaining undistributed net income of non-U.S. subsidiaries, as such income is intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such income.

EARNINGS PER SHARE

     At December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary and fully diluted earnings per share, as computed under Accounting Principles Board ("APB") Opinion No. 15, with a presentation of basic and diluted earnings per share. The financial statements have been retroactively restated to conform with the earnings per share presentation required under SFAS No. 128.

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                                    1997       1996       1995
                                                  --------   --------   --------
Numerator:
  Basic (income from continuing operations).....  $382,400   $295,200   $200,050
  Add convertible debenture interest, net (1)...     5,880      5,880      --
                                                  --------   --------   --------
  Diluted (income from continuing operations)...  $388,280   $301,080   $200,050
                                                  ========   ========   ========
Denominator:
  Basic shares (based on weighted average)......   159,700    157,500    156,800
  Add:
     Contingently issued shares.................     3,300      3,100      2,800
     Stock option dilution......................     1,600        900        700
     Convertible debentures (1).................     4,200      4,200      --
                                                  --------   --------   --------
  Diluted shares................................   168,800    165,700    160,300
                                                  ========   ========   ========

(1) Effect of convertible debentures in 1995 was antidilutive. The Company called these debentures for redemption on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

     The following presents the combined financial statements of the Company, MascoTech, Inc. and TriMas Corporation as one entity, with Masco Corporation as the parent company. These combined financial statements present the Company's former home furnishings products segment as discontinued operations. (See "Discontinued Operations" note.) Intercompany transactions have been eliminated. Amounts, except earnings per share, are in thousands.

                                                              DECEMBER 31
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
COMBINED BALANCE SHEETS
Assets
Current assets:
  Cash and cash investments...........................  $  587,820   $  599,020
  Marketable securities...............................      45,970       37,760
  Receivables.........................................     768,030      674,530
  Prepaid expenses and other..........................      85,250       81,320
  Deferred income taxes...............................      80,520       53,670
  Net current assets of businesses held for
     disposition......................................      --           85,980
  Inventories:
     Raw material.....................................     286,120      238,250
     Finished goods...................................     237,340      209,590
     Work in process..................................     162,460      125,950
                                                        ----------   ----------
                                                           685,920      573,790
                                                        ----------   ----------
       Total current assets...........................   2,253,510    2,106,070
Equity investments in affiliates......................     280,970      221,380
Securities of Furnishings International Inc...........     393,140      356,340
Property and equipment................................   1,654,840    1,523,590
Acquired goodwill, net................................     925,120      660,690
Net non-current assets of businesses held for
  disposition.........................................      --           22,850
Other assets..........................................     421,170      415,280
                                                        ----------   ----------
       Total assets...................................  $5,928,750   $5,306,200
                                                        ==========   ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable.......................................  $   72,340   $   16,620
  Accounts payable....................................     264,980      241,420
  Accrued liabilities.................................     535,300      501,800
                                                        ----------   ----------
       Total current liabilities......................     872,620      759,840
Long-term debt........................................   1,959,440    2,020,400
Deferred income taxes and other.......................     365,470      300,170
Other interests in combined affiliates................     502,200      385,980
                                                        ----------   ----------
       Total liabilities..............................   3,699,730    3,466,390
Equity of shareholders of Masco Corporation...........   2,229,020    1,839,810
                                                        ----------   ----------
       Total liabilities and shareholders' equity.....  $5,928,750   $5,306,200
                                                        ==========   ==========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)-- (CONTINUED)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------
                                                             1997           1996           1995
                                                          -----------    -----------    -----------
COMBINED STATEMENTS OF OPERATIONS
Net sales.............................................    $ 5,323,450    $ 5,095,710    $ 5,141,160
Cost of sales.........................................     (3,535,070)    (3,476,820)    (3,598,140)
Selling, general and administrative expenses..........       (990,850)      (933,250)      (938,480)
Gains (charge) on disposition of businesses, net......          4,980        (31,520)         5,290
                                                          -----------    -----------    -----------
       Operating profit...............................        802,510        654,120        609,830
                                                          -----------    -----------    -----------
Other income (expense), net:
  Interest expense....................................       (114,300)      (115,460)      (137,230)
  Other, net..........................................        153,290        106,810         26,990
                                                          -----------    -----------    -----------
                                                               38,990         (8,650)      (110,240)
                                                          -----------    -----------    -----------
       Income from continuing operations before income
          taxes and other interests...................        841,500        645,470        499,590
Income taxes..........................................       (347,110)      (279,830)      (230,850)
Other interests in combined affiliates................       (111,990)       (70,440)       (68,690)
                                                          -----------    -----------    -----------
       Income from continuing operations..............        382,400        295,200        200,050
                                                          -----------    -----------    -----------
Discontinued operations (net of income taxes):
  Income from operations..............................             --             --          8,270
  Loss on disposition, net............................             --             --       (650,000)
                                                          -----------    -----------    -----------
       Net income (loss)..............................    $   382,400    $   295,200    $  (441,680)
                                                          ===========    ===========    ===========
Earnings per share from continuing operations:
  Basic...............................................          $2.39          $1.87          $1.28
                                                          ===========    ===========    ===========
  Diluted.............................................          $2.30          $1.82          $1.25
                                                          ===========    ===========    ===========

     Basic and diluted earnings per share for 1995 from discontinued operations were both $.05. Basic and diluted loss per share for 1995 from the loss on disposition of discontinued operations were $4.15 and $4.05, respectively.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                               FOR THE YEARS ENDED DECEMBER 31
                                             -----------------------------------
                                               1997         1996         1995
                                             ---------   -----------   ---------
COMBINED STATEMENTS OF CASH FLOWS
Cash Flows From (For) Operating Activities:
  Income from continuing operations........  $ 382,400   $   295,200   $ 200,050
  Depreciation and amortization............    185,190       167,080     158,640
  Interest accrual on pay-in-kind notes
     receivable............................    (36,800)      (13,970)     --
  Unremitted equity earnings of
     affiliates............................     (9,060)      (12,730)     (5,860)
  Deferred income taxes....................     57,230        39,590      75,130
  (Gains) charge on disposition of
     businesses, net.......................     (4,980)       31,520      (5,290)
  Gain from change in investment...........     (4,980)      --           (5,100)
  Other interests in net income of
     combined affiliates, net..............    111,990        70,440      68,690
  (Increase) decrease in receivables.......    (40,250)        1,230     (83,240)
  (Increase) decrease in inventories.......    (41,870)       14,870     (15,250)
  Increase in accounts payable and accrued
     liabilities, net......................     46,200        93,700      28,640
  Discontinued operations, net.............     --           (19,240)     62,560
  Other, net...............................    (16,360)      (26,080)     (2,500)
                                             ---------   -----------   ---------
          Net cash from operating
            activities.....................    628,710       641,610     476,470
                                             ---------   -----------   ---------
Cash Flows From (For) Investing Activities:
  Capital expenditures.....................   (250,740)     (207,600)   (284,350)
  Acquisitions, net of cash acquired.......   (198,020)     (247,800)    (23,850)
  Cash proceeds from sale of:
     Discontinued operations...............     --           707,630      --
     Subsidiaries..........................     76,560       223,720     122,190
     Formica investment....................     --           --           74,470
  Other, net...............................    (66,920)      (34,200)     52,440
  Discontinued operations, net.............     --           --          (38,290)
                                             ---------   -----------   ---------
          Net cash from (for) investing
            activities.....................   (439,120)      441,750     (97,390)
                                             ---------   -----------   ---------
Cash Flows From (For) Financing Activities:
  Increase in debt.........................    121,380       570,520     577,290
  Payment of debt..........................   (155,230)   (1,063,720)   (855,250)
  Repurchase of common stock...............    (14,970)      (14,040)    (13,130)
  Cash dividends paid......................   (151,970)     (146,340)   (137,380)
  Discontinued operations, net.............     --           --           12,480
                                             ---------   -----------   ---------
          Net cash for financing
            activities.....................   (200,790)     (653,580)   (415,990)
                                             ---------   -----------   ---------
Cash and Cash Investments:
  Increase (decrease) for the year.........    (11,200)      429,780     (36,910)
  At January 1.............................    599,020       169,240     206,150
                                             ---------   -----------   ---------
  At December 31...........................  $ 587,820   $   599,020   $ 169,240
                                             =========   ===========   =========

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                          QUARTERS ENDED
                           AUDITED      ---------------------------------------------------
                             YEAR       DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31
                          ----------    -----------    ------------    --------    --------
1997:
Net sales.............    $3,760,000     $990,000       $1,003,000     $913,000    $854,000
Gross profit..........    $1,381,750     $363,450       $  369,000     $334,800    $314,500
Net income............    $  382,400     $105,500       $  101,800     $ 91,600    $ 83,500
Income per share:
  Basic...............         $2.39         $.65             $.63         $.58        $.53
  Diluted.............         $2.30         $.62             $.61         $.56        $.51
1996:
Net sales.............    $3,237,000     $843,000       $  843,000     $787,000    $764,000
Gross profit..........    $1,188,930     $293,830       $  321,000     $290,430    $283,670
Net income............    $  295,200     $ 83,400       $   81,800     $ 68,000    $ 62,000
Income per share:
  Basic...............         $1.87         $.53             $.52         $.43        $.39
  Diluted.............         $1.82         $.51             $.51         $.42        $.38

     Fourth quarter net income in 1997 benefited (approximately $.02 per diluted share) from a reduction in the effective tax rate to 38.0% from 40.0% due primarily to the net utilization of the Company's capital loss carryforward benefit.

     The fourth quarter of 1996 includes a $67.8 million net pre-tax gain from the sale of certain MascoTech, Inc. investments ($40.7 million after-tax or $.25 per diluted share). This gain was principally offset by fourth quarter charges aggregating $49.1 million pre-tax ($37.5 million after-tax or $.23 per diluted share) primarily for adjustments of miscellaneous assets to their estimated fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, consist of the following:

                        Consolidated Balance Sheets
                        Consolidated Statements of Operations
                        Consolidated Statements of Cash Flows
                        Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

            (i)        Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1997, 1996 and
                       1995, consists of the following:
                       II. Valuation and Qualifying Accounts
            (ii)  (A)  MascoTech, Inc. and Subsidiaries Consolidated Financial
                       Statements appended hereto, at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995,
                       consist of the following:
                            Consolidated Balance Sheet
                            Consolidated Statement of Income
                            Consolidated Statement of Cash Flows
                            Notes to Consolidated Financial Statements
                  (B)  MascoTech, Inc. and Subsidiaries Financial Statement
                       Schedule appended hereto, for the years ended December 31,
                       1997, 1996 and 1995, consists of the following:
                       II. Valuation and Qualifying Accounts

        (3) Exhibits.

                 3.i         Restated Certificate of Incorporation of Masco Corporation
                             and amendments thereto. (filed herewith)
                 3.ii        Bylaws of Masco Corporation, as amended.(5)
                 4.a.i       Indenture dated as of December 1, 1982 between Masco
                             Corporation and Morgan Guaranty Trust Company of New York,
                             as Trustee, and Directors' resolutions establishing Masco
                             Corporation's: (i) 9% Notes Due October 1, 2001(7), (ii)
                             6 5/8 Notes Due September 15, 1999 (filed herewith), (iii)
                             6 1/8 Notes Due September 15, 2003(6), and (iv) 7 1/8%
                             Debentures Due August 15, 2013.(6)
                 4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of July 25, 1994 among Masco Corporation, Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago.(4)
                 4.a.iii     Supplemental Indenture dated as of July 26, 1994 between
                             Masco Corporation and The First National Bank of Chicago.(4)
                 4.b         $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
                             party thereto and Morgan Guaranty Trust Company of New York, as agent(7) and Amendment No. 1 dated April 30, 1997. (filed herewith)
                 4.c         Rights Agreement dated as of December 6, 1995, between Masco
                             Corporation and The Bank of New York, as Rights Agent.(2)

                 4.d          Indenture dated as of November 1, 1986 between Masco Industries, Inc. (now known as
                              MascoTech, Inc.) and Morgan Guaranty Trust Company of New York, as Trustee, and
                              Directors' resolutions establishing Masco Industries, Inc.'s 4 1/2% Convertible
                              Subordinated Debentures Due 2003(5), Agreement of Appointment and Acceptance of Successor
                              Trustee dated as of August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust Company of New York and The First National Bank of Chicago and Supplemental Indenture dated as of
                              August 5, 1994 among MascoTech, Inc. and The First National Bank of Chicago.(3)
                 4.e          $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc.,
                              MascoTech Acquisition, Inc., the banks party thereto from time to time, The First
                              National Bank of Chicago, as Administrative Agent, Bank of America NT&SA and NationsBank,
                              N.A., as Syndication Agents and Amendment No. 1 thereto dated as of February 10, 1998.
                              (filed herewith)
                 Note:        Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission
                              upon request.
                 10.a         Assumption and Indemnification Agreement dated as of May 1, 1984 between Masco
                              Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(2)
                 10.b         Corporate Services Agreement dated as of January 1, 1987 between Masco Corporation and
                              Masco Industries, Inc. (now known as MascoTech, Inc.) (filed herewith), Amendment No. 1 dated as of October 31, 1996(1), and related letter agreement dated January 22,
                              1998.(filed herewith)
                 10.c         Corporate Opportunities Agreement dated as of May 1, 1984 between Masco Corporation and
                              Masco Industries, Inc. (now known as MascoTech, Inc.)(2) and Amendment No. 1 dated as of
                              October 31, 1996(1).
                 10.d         Stock Repurchase Agreement dated as of May 1, 1984 between Masco Corporation and Masco
                              Industries, Inc. (now known as MascoTech, Inc.) and related letter dated September 20,
                              1985, Amendment to Stock Repurchase Agreement dated as of December 20, 1990 (7), and amendment to Stock Repurchase Agreement included in Agreement dated as of November 23,
                              1993.(5)
                 NOTE:        Exhibits 10.e through 10.r constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the
                              Company participate.
                 10.e         Masco Corporation 1991 Long Term Stock Incentive Plan (Amended and Restated April 23,
                              1997). (filed herewith)
                 10.f         Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December 6, 1995).(2)
                 10.g         Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).(2)
                 10.h         Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan (Restated December 6,
                              1995).(2)
                 10.i         Masco Corporation Supplemental Executive Retirement and Disability Plan.(3)
                 10.j         Masco Corporation Benefits Restoration Plan.(3)
                 10.k         Masco Corporation 1997 Annual Incentive Compensation Plan. (filed herewith)

                 10.1         Masco Corporation 1997 Non-Employee Directors Stock Plan.(filed herewith)
                 10.m         MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Amended and Restated April 23,
                              1997). (filed herewith)
                 10.n         MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December 6, 1995).(2)
                 10.o         MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).(2)
                 10.p         MascoTech, Inc. 1997 Annual Incentive Compensation Plan.(filed herewith)
                 10.q         MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(filed herewith)
                 10.r         Description of the Masco Corporation Program for Estate, Financial Planning and Tax
                              Assistance. (filed herewith)
                 10.s         Amended and Restated Securities Purchase Agreement dated as of November 23, 1993
                              ("Securities Purchase Agreement") between MascoTech, Inc. and Masco Corporation, including form of Note (5), Agreement dated as of November 23, 1993 relating thereto (5), and Amendment No. 1 to the Securities Purchase Agreement dated as of October 31, 1996.(1)
                 10.t         Registration Agreement dated as of March 31, 1993, between Masco Corporation and Masco
                              Industries, Inc. (now known as MascoTech, Inc.).(5)
                 10.u         Stock Purchase Agreement between Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.) dated as of December 23, 1991 (regarding Masco Capital
                              Corporation)(7) and Amendment thereto dated May 21, 1997. (filed herewith)
                 10.v         12% Senior Note Due 2008 by Furnishings International Inc. to Masco Corporation and
                              Registration Rights Agreement dated as of August 5, 1996 between Furnishings
                              International Inc. and Masco Corporation.(7)
                 10.w         Stock Purchase Agreement dated as of October 15, 1996 between Masco Corporation and
                              MascoTech, Inc.(1)
                 12           Computation of Ratio of Earnings to Fixed Charges. (filed herewith)
                 21           List of Subsidiaries. (filed herewith)
                 23.a         Consent of Coopers & Lybrand L.L.P. relating to Masco Corporation's Financial Statements and Financial Statement Schedule. (filed herewith)
                 23.b         Consent of Coopers & Lybrand L.L.P. relating to MascoTech, Inc.'s Financial Statements and Financial Statement Schedule. (filed herewith)
                 27.a         Financial Data Schedule as of and for the year ended December 31, 1997. (filed herewith)
                 27.b         Financial Data Schedule as of and for the year-to-date periods ended September 30, 1997,
                              June 30, 1997 and March 31, 1997. (filed herewith)
                 27.c         Financial Data Schedule as of and for the year-to-date periods ended December 31, 1996,
                              September 30, 1996, June 30, 1996 and March 31, 1996. (filed herewith)
                 27.d         Financial Data Schedule as of and for the year ended December 31, 1995. (filed herewith)

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

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

     THE COMPANY WILL FURNISH ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

(B) REPORTS ON FORM 8-K.

     (1) A Current Report on Form 8-K dated October 9, 1997 was filed by Masco Corporation during the quarter ended December 31, 1997 reporting under
         Item 5, "Other Events" the Company's acquisition of approximately 42% of the outstanding shares of Emco Limited.

     (2) A Current Report on Form 8-K dated February 23, 1998 was filed by Masco Corporation during the quarter ended March 31, 1998 reporting under
         Item 5. "Other Events" the Company's redemption on February 12, 1998 of all of its outstanding 5 1/4% Convertible Subordinated Debentures Due 2012 and the announcement of its 1997 earnings.

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

March 27, 1998

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

        PRINCIPAL FINANCIAL OFFICER:

          /s/ RICHARD G. MOSTELLER                 Senior Vice President -- Finance
---------------------------------------------
            RICHARD G. MOSTELLER

        PRINCIPAL ACCOUNTING OFFICER:

           /s/ ROBERT B. ROSOWSKI                  Vice President -- Controller and
---------------------------------------------        Treasurer
             ROBERT B. ROSOWSKI

          /s/ JOSEPH L. HUDSON, JR.                Director
---------------------------------------------
            JOSEPH L. HUDSON, JR.

             /s/ VERNE G. ISTOCK                   Director
---------------------------------------------
               VERNE G. ISTOCK

              /s/ MARY ANN KREY                    Director
---------------------------------------------
                MARY ANN KREY

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

                                                                  March 27, 1998

                               MASCO CORPORATION

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedules, as required, for the years ended December 31, 1997, 1996 and 1995:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-2
MascoTech, Inc. and Subsidiaries Consolidated Financial
  Statements and Financial Statement Schedule...............    F-3

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

            COLUMN A               COLUMN B            COLUMN C            COLUMN D      COLUMN E
            --------              -----------   -----------------------   -----------   -----------
                                                       ADDITIONS
                                                -----------------------
                                  BALANCE AT    CHARGED TO    CHARGED                   BALANCE AT
                                   BEGINNING    COSTS AND     TO OTHER                    END OF
          DESCRIPTION              OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
--------------------------------  -----------   ----------   ----------   -----------   -----------
                                                                (A)       (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1997.......................  $17,950,000   $2,650,000   $2,500,000   $(3,340,000)  $19,760,000
                                  ===========   ==========   ==========   ===========   ===========
     1996.......................  $16,260,000   $5,060,000   $  640,000   $(4,010,000)  $17,950,000
                                  ===========   ==========   ==========   ===========   ===========
     1995.......................  $12,050,000   $6,450,000   $   80,000   $(2,320,000)  $16,260,000
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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of MascoTech, Inc.:

     We have audited the accompanying consolidated balance sheet of MascoTech, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997 and the financial statement schedule as listed in Item 14(a)(2)(ii)(A) and (B) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MascoTech, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in the footnotes to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 17, 1998

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                     1997              1996
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $   41,110,000    $   19,400,000
  Marketable securities.....................................        45,970,000        37,760,000
  Receivables...............................................       125,930,000       127,530,000
  Inventories...............................................        73,860,000        69,640,000
  Deferred and refundable income taxes......................        36,270,000        39,180,000
  Prepaid expenses and other assets.........................        13,310,000        14,480,000
  Net current assets of businesses held for disposition.....          --              85,980,000
                                                                --------------    --------------
       Total current assets.................................       336,450,000       393,970,000
Equity and other investments in affiliates..................       263,300,000       282,470,000
Property and equipment, net.................................       417,030,000       388,460,000
Excess of cost over net assets of acquired companies........        65,610,000        69,140,000
Notes receivable and other assets...........................        62,290,000        45,950,000
Net non-current assets of businesses held for disposition...          --              22,850,000
                                                                --------------    --------------
       Total assets.........................................    $1,144,680,000    $1,202,840,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   67,240,000    $   58,170,000
  Accrued liabilities.......................................       114,650,000        96,910,000
  Current portion of long-term debt.........................         2,880,000         3,370,000
                                                                --------------    --------------
       Total current liabilities............................       184,770,000       158,450,000
Long-term debt held by Masco Corporation....................          --             151,380,000
Convertible subordinated debentures.........................       310,000,000       310,000,000
Other long-term debt........................................       282,000,000       291,020,000
Deferred income taxes and other long-term liabilities.......       157,250,000       153,170,000
                                                                --------------    --------------
       Total liabilities....................................       934,020,000     1,064,020,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par:
     Authorized: 25 million; Outstanding: 10.8 million in
       1996.................................................          --              10,800,000
  Common stock, $1 par:
     Authorized: 250 million; Outstanding: 47.3 million and
       37.3 million.........................................        47,250,000        37,250,000
  Paid-in capital...........................................        34,340,000        41,080,000
  Retained earnings.........................................       157,790,000        61,060,000
  Other.....................................................         4,160,000        14,770,000
  Less: Restricted stock awards.............................       (32,880,000)      (26,140,000)
                                                                --------------    --------------
       Total shareholders' equity...........................       210,660,000       138,820,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $1,144,680,000    $1,202,840,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997              1996               1995
                                                 -------------    ---------------    ---------------
Net sales....................................    $ 922,130,000    $ 1,281,220,000    $ 1,678,210,000
Cost of sales................................     (735,470,000)    (1,048,110,000)    (1,397,880,000)
                                                 -------------    ---------------    ---------------
     Gross profit............................      186,660,000        233,110,000        280,330,000
Selling, general and administrative
  expenses...................................      (89,930,000)      (132,260,000)      (176,810,000)
Gains (charge) on disposition of businesses,
  net........................................        4,980,000        (31,520,000)         5,290,000
                                                 -------------    ---------------    ---------------
     Operating profit........................      101,710,000         69,330,000        108,810,000
                                                 -------------    ---------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation........       (7,500,000)                --                 --
  Other interest expense.....................      (29,030,000)       (29,970,000)       (49,900,000)
  Equity and other income from affiliates....       43,360,000         40,460,000         31,420,000
  Gain from disposition of an equity
     affiliate...............................       46,160,000                 --                 --
  Gains from changes in investments in equity
     affiliates..............................       18,190,000                 --          5,100,000
  Other, net.................................       17,400,000         (2,600,000)         4,850,000
                                                 -------------    ---------------    ---------------
                                                    88,580,000          7,890,000         (8,530,000)
                                                 -------------    ---------------    ---------------
     Income before income taxes and
       cumulative effect of accounting
       change, net...........................      190,290,000         77,220,000        100,280,000
Income taxes.................................       75,050,000         37,300,000         41,090,000
                                                 -------------    ---------------    ---------------
     Income before cumulative effect of
       accounting change, net................      115,240,000         39,920,000         59,190,000
Cumulative effect of accounting change
  (net of income taxes)......................               --         11,700,000                 --
                                                 -------------    ---------------    ---------------
     Net income..............................    $ 115,240,000    $    51,620,000    $    59,190,000
                                                 =============    ===============    ===============
Preferred stock dividends....................    $   6,240,000    $    12,960,000    $    12,960,000
                                                 =============    ===============    ===============
     Earnings attributable to common stock...    $ 109,000,000    $    38,660,000    $    46,230,000
                                                 =============    ===============    ===============

                                                 BASIC    DILUTED       BASIC    DILUTED       BASIC    DILUTED
                                                 -----    -------       -----    -------       -----    -------
Earnings per share:
     Income before cumulative effect of
       accounting change, net.............       $2.70     $2.12        $.54      $.50         $.85      $.81
     Cumulative effect of accounting
       change, net........................          --        --         .23       .22           --        --
                                                 -----     -----        ----      ----         ----      ----
     Earnings attributable to common
       stock..............................       $2.70     $2.12        $.77      $.72         $.85      $.81
                                                 =====     =====        ====      ====         ====      ====

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997            1996             1995
                                                     ------------    -------------    -------------
CASH FROM (USED FOR):
  OPERATING ACTIVITIES:
     Net income..................................    $115,240,000    $  51,620,000    $  59,190,000
     Adjustments to reconcile net income to net
       cash provided by operating activities,
       excluding reclassification of businesses
       held for disposition:
       (Gains) charge on disposition of
          businesses, net........................      (4,980,000)      31,520,000       (5,290,000)
       Gains from changes in investments in
          equity affiliates......................     (18,190,000)        --             (5,100,000)
       Gain from disposition of an equity
          affiliate..............................     (46,160,000)        --               --
       Depreciation and amortization.............      43,460,000       44,470,000       47,070,000
       Equity earnings, net of dividends.........     (27,180,000)     (31,650,000)     (23,360,000)
       Deferred income taxes.....................      17,520,000        8,640,000       51,330,000
       (Increase) decrease in marketable
          securities, net........................      (8,210,000)     (24,890,000)      57,990,000
       Decrease (increase) in receivables........       2,670,000       10,200,000      (21,910,000)
       Decrease in inventories...................       1,950,000       19,190,000        4,650,000
       (Increase) decrease in prepaid expenses
          and other current assets...............      (1,280,000)      38,650,000       (1,900,000)
       Increase (decrease) in accounts payable
          and accrued liabilities................      11,140,000        9,320,000       (9,070,000)
       Other, net................................      (7,480,000)      (8,820,000)       2,390,000
     Net assets of businesses held for
       disposition, net, including cumulative
       effect of accounting change...............         --           (19,240,000)       2,190,000
                                                     ------------    -------------    -------------
            Net cash from operating activities...      78,500,000      129,010,000      158,180,000
                                                     ------------    -------------    -------------
  FINANCING ACTIVITIES:
     Increase in debt............................       7,080,000        5,220,000       79,460,000
     Payment of debt.............................     (16,590,000)    (114,900,000)    (253,770,000)
     Payment of note due to Masco Corporation....     (45,580,000)        --               --
     Retirement of preferred stock...............      (8,360,000)        --               --
     Retirement of Company Common Stock..........      (6,610,000)     (14,040,000)     (13,130,000)
     Repurchase of Company Common Stock and
       warrants from Masco Corporation for
       cash......................................         --          (116,000,000)        --
     Payment of dividends........................     (15,900,000)     (22,940,000)     (21,000,000)
     Other, net..................................      (9,070,000)      (8,610,000)      (2,250,000)
                                                     ------------    -------------    -------------
            Net cash used for financing
               activities........................     (95,030,000)    (271,270,000)    (210,690,000)
                                                     ------------    -------------    -------------
  INVESTING ACTIVITIES:
     Cash received from sale of businesses.......      76,560,000      223,720,000      122,190,000
     Acquisition of businesses...................     (11,100,000)     (47,200,000)     (23,850,000)
     Capital expenditures........................     (54,780,000)     (42,390,000)     (95,800,000)
     Receipt of cash from notes receivable.......      17,330,000        9,300,000        6,570,000
     Other, net..................................      10,230,000        1,850,000       (2,170,000)
                                                     ------------    -------------    -------------
            Net cash from investing activities...      38,240,000      145,280,000        6,940,000
                                                     ------------    -------------    -------------
CASH AND CASH INVESTMENTS:
     Increase (decrease) for the year............      21,710,000        3,020,000      (45,570,000)
     At January 1................................      19,400,000       16,380,000       61,950,000
                                                     ------------    -------------    -------------
            At December 31.......................    $ 41,110,000    $  19,400,000    $  16,380,000
                                                     ============    =============    =============

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

     The consolidated balance sheet at December 31, 1996 reflects the segregation of net current and net non-current assets related to the disposition of the Company's Technical Services Group ("TSG").

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1997 owned approximately 17 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, aggregated approximately $5.5 million in 1997, $7.1 million in 1996, and $9.1 million in 1995.

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

     Marketable Securities. The Company's marketable equity securities holdings are categorized as trading and, as a result, are stated at fair value. Changes in the fair value of trading securities are recognized in earnings. Derivative financial instruments, consisting principally of S&P futures contracts, are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized in earnings.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $1.2 million and $2.0 million at December 31, 1997 and 1996, respectively.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by

                                MASCOTECH, INC.

comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1997.

     At December 31, 1997 and 1996, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $33.2 million and $29.4 million, respectively. Amortization expense was $9.3 million, $8.5 million and $13.7 million in 1997, 1996 and 1995, respectively.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made for U.S. or additional foreign withholding taxes on approximately $49 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     New Accounting Pronouncements and Reclassifications. At December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaces the presentation of primary and fully diluted earnings per share, as computed under Accounting Principles Board Opinion No. 15, with a presentation of basic and diluted earnings per share. The financial statements have been retroactively restated to conform with the earnings per share presentation required under SFAS No. 128.

     In addition, the Company has reclassified the unamortized cost of unvested restricted stock awards from other assets to a separate component of shareholders' equity (see "Stock Options and Awards" note). Prior periods have been reclassified to conform to this and other presentations adopted in calendar year 1997.

     At January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in a pre-tax gain (because the fair value of the businesses being held for sale at January 1, 1996 exceeded the carrying value for such businesses) of $16.7 million ($11.7 million after-tax), recorded as the cumulative effect of an accounting change. The pro forma effect of the retroactive application of the change on the financial statements for 1995 has not been presented because the new method did not have a material effect on the reported earnings.

     In 1998, the Company will adopt the disclosure requirements of SFAS No. 130, "Reporting of Comprehensive Income," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The adoption of these disclosures will not impact earnings per common share in 1998.

                                MASCOTECH, INC.

EARNINGS PER SHARE:

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                                        (IN THOUSANDS EXCEPT
                                                                          PER SHARE AMOUNTS)
                                                                1997       1996       1995
                                                              --------   --------   --------
Weighted average number of shares outstanding...............    40,300     50,190     54,090
                                                              ========   ========   ========
Income before cumulative effect of accounting change, net...  $115,240   $ 39,920   $ 59,190
Less preferred stock dividends..............................    (6,240)   (12,960)   (12,960)
                                                              --------   --------   --------
       Earnings used for basic earnings per share
          computation.......................................  $109,000   $ 26,960   $ 46,230
                                                              ========   ========   ========
Basic earnings per share before cumulative effect of
  accounting change, net....................................     $2.70       $.54       $.85
                                                              ========   ========   ========
Total shares used for basic earnings per share
  computation...............................................    40,300     50,190     54,090
Dilutive securities:
  Stock options and warrants................................     1,250      1,430        860
  Assumed conversion of preferred stock at January 1,
     1997...................................................     5,210      --         --
  Convertible debentures....................................    10,000      --         --
  Contingently issuable shares..............................     2,160      2,170      2,100
                                                              --------   --------   --------
       Total shares used for diluted earnings per share
          computation.......................................    58,920     53,790     57,050
                                                              ========   ========   ========
Earnings used for basic earnings per share computation......  $109,000   $ 26,960   $ 46,230
Add back of preferred stock dividends.......................     6,240      --         --
Add back of debenture interest..............................     9,530      --         --
                                                              --------   --------   --------
       Earnings used for diluted earnings per share
          computation.......................................  $124,770   $ 26,960   $ 46,230
                                                              ========   ========   ========
Diluted earnings per share before cumulative effect of
  accounting change, net....................................     $2.12       $.50       $.81
                                                              ========   ========   ========

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's preferred stock and convertible debentures did not have a dilutive effect on earnings per share in 1996 and 1995.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1997: the conversion of the Company's outstanding shares of Dividend Enhanced Convertible Preferred Stock on June 27, 1997 for approximately 10 million shares of Company Common Stock (see "Shareholders' Equity" note); the exchange of approximately 9.9 million shares of the outstanding common stock of Emco Limited ("Emco") with a value of approximately $106 million, in addition to the cash payment of approximately $46 million, in payment of a promissory note due to Masco Corporation; in 1996: in addition to cash received, approximately $25 million comprised of both common stock and warrants (with a portion of the common stock subsequently sold for approximately $14 million of cash), as consideration from the sale of MascoTech Stamping Technologies, Inc.; in addition to the cash payment by the Company of $121 million, notes approximating $159 million were issued for the purchase of 18 million shares of the Company's Common Stock and warrants to purchase 10 million shares of the Company's Common Stock (see "Shareholders' Equity" note); in 1995: in addition to cash received, approximately

                                MASCOTECH, INC.

$34 million comprised of both notes receivable due from, and a 29 percent equity interest in, the acquiring company, as consideration for a non-core business unit.

     Income taxes paid (refunded) were $44 million, $(12) million and $11 million in 1997, 1996 and 1995, respectively. Interest paid was $39 million, $30 million and $55 million in 1997, 1996 and 1995, respectively.

DISPOSITIONS OF OPERATIONS:

     In late 1994, the Company adopted a plan to dispose, by sale or liquidation, a number of businesses, including its architectural products, defense and certain of its transportation-related products and services businesses, as part of its long-term strategic plan to increase the focus on its core operating capabilities. The Company has completed the disposition of such businesses.

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

     In May 1996, the Company sold MascoTech Stamping Technologies, Inc. ("MSTI"), a wholly owned subsidiary, to Tower Automotive, Inc. ("Tower") resulting in an after-tax loss of approximately $26 million ($.49 per common share), including after-tax losses of approximately $1 million related to the closure of a MSTI manufacturing facility not included in the sale. The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock (200,000 shares at $18 per share expiring May 31, 1999). The Company applied the cash proceeds (including approximately $14 million received from the subsequent sale of 600,000 shares of Tower common stock) to reduce its indebtedness. The Company may receive additional consideration (up to $30 million), of which approximately $5 million was earned in 1997, contingent upon the future earnings of MSTI through May 31, 1999.

     On January 3, 1997, the Company sold its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, $30 million of subordinated debentures, $18 million of preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. valued at $2 million. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of the subordinated debentures and other amounts due MascoTech resulting in a realized gain in the first quarter 1998 (gain recognition was deferred at the time of the transaction pending cash receipt) of approximately $7 million. The remaining deferred gain of approximately $20 million will be recognized upon the liquidation of the common and preferred stock holdings for cash. The net assets of the Technical Services Group and APX International are reflected on the consolidated balance sheet as net assets of businesses held for disposition at December 31, 1996. The Company did not reflect any revenues or expenses in the consolidated statement of income related to APX International from the date of acquisition through January 3, 1997 as control was deemed to be temporary.

     The disposition of businesses did not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses were included in continuing operations until disposition. Businesses held for sale or sold, including MSTI and TSG,

                                MASCOTECH, INC.

had sales of $0, $412 million and $874 million in 1997, 1996 and 1995, respectively, and operating income (losses) before gains (charge) on disposition of businesses, net of $0, $(13) million and $5 million in 1997, 1996 and 1995, respectively.

     Amounts included in the consolidated balance sheet for net assets of businesses held for disposition consist of the following at December 31, 1996:

                                                          (IN THOUSANDS)
                                                                  1996
                                                                --------
Receivables.................................................    $ 59,110
Other current assets........................................      46,050
Current liabilities.........................................     (19,180)
                                                                --------
     Net current assets.....................................      85,980
                                                                --------
Property and equipment, net.................................      22,090
Other non-current assets and liabilities, net...............         760
                                                                --------
     Net non-current assets.................................      22,850
                                                                --------
     Net assets of businesses held for disposition..........    $108,830
                                                                ========

INVENTORIES:

                                                                   (IN THOUSANDS)
                                                                 AT DECEMBER 31
                                                               ------------------
                                                                1997       1996
                                                               -------    -------
Finished goods.............................................    $22,160    $21,020
Work in process............................................     22,990     20,360
Raw material...............................................     28,710     28,260
                                                               -------    -------
                                                               $73,860    $69,640
                                                               =======    =======

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist primarily of the following common stock interests in publicly traded affiliates:

                                                                   AT DECEMBER 31
                                                                --------------------
                                                                1997    1996    1995
                                                                ----    ----    ----
TriMas Corporation..........................................    37%     41%     41%
Emco Limited................................................    --      43%     43%
Titan International, Inc. ..................................    15%     12%     15%
Delco Remy International, Inc. (voting).....................    18%     26%     25%

     TriMas Corporation ("TriMas") is a diversified manufacturer of commercial, industrial and consumer products (see "Subsequent Event" note). Emco Limited ("Emco") is a Canadian-based manufacturer and distributor of building and other industrial products. Titan International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. Delco Remy International, Inc. ("DRI") is a manufacturer of automotive electronic motors and other components.

                                MASCOTECH, INC.

     The carrying amount of investments in affiliates at December 31, 1997 and 1996 and quoted market values at December 31, 1997 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                       (IN THOUSANDS)
                                                      1997
                                                     QUOTED       1997        1996
                                                     MARKET     CARRYING    CARRYING
                                                     VALUE       AMOUNT      AMOUNT
                                                    --------    --------    --------
Common stock:
  TriMas Corporation............................   $522,190     $137,740    $101,880
  Emco Limited..................................       --             --      49,400
  Titan International, Inc. ....................     66,110       44,080      42,280
  Delco Remy International, Inc. ...............     37,820        9,320      10,440
                                                   --------     --------    --------
Common stock holdings...........................    626,120      191,140     204,000
Subordinated debt of Emco Limited...............                              35,130
                                                                            --------
Investments in publicly traded affiliates.......   $626,120      191,140     239,130
                                                   ========
Other non-public affiliates.....................                  72,160      43,340
                                                                --------    --------
Total...........................................                $263,300    $282,470
                                                                ========    ========

     In June 1995, Titan sold newly issued common stock in a public offering and issued common stock as a result of the conversion of convertible securities. The Company recognized pre-tax income of approximately $5.1 million as a result of the change in the Company's common equity ownership interest in Titan. In December 1996, Titan called for redemption its 4 3/4% Convertible Subordinated Notes which resulted in the issuance of approximately 4.5 million common shares, reducing the Company's common equity ownership interest in Titan to approximately 12 percent. As a result, the investment in Titan at December 31, 1996 was accounted for as available-for-sale. In March 1997, Titan repurchased approximately 5.6 million shares of its common stock, increasing the Company's common equity ownership interest in Titan to approximately 15 percent. As a result, the investment in Titan has been accounted for under the equity method of accounting.

     In March 1997, TriMas called for redemption its 5% Convertible Subordinated Debentures which resulted in the issuance of approximately 4.7 million common shares, reducing the Company's common equity ownership in TriMas to approximately 37 percent. The Company recognized pre-tax income of approximately $13 million as a result of the change in the Company's common equity ownership interest in TriMas.

     In September 1997, the Company exercised its option and exchanged its equity holdings in Emco, with a value approximating $106 million, and approximately $46 million in cash to satisfy the indebtedness to Masco Corporation incurred in 1996 in connection with the Company's purchase and retirement of certain of its securities held by Masco Corporation. This transaction resulted in a pre-tax gain of approximately $46 million. In addition, the Company has an investment in Emco subordinated notes which are classified as available-for-sale and, as a result, are recorded at fair value. As a result of the sale of Emco equity, the Emco subordinated notes were reclassified to other assets in 1997. The Company has recorded unrealized gains of approximately $1 million and $2 million in 1997 and 1996, respectively, which have been recorded as an adjustment to shareholders' equity.

     In December 1997, DRI completed an initial public offering reducing the Company's common equity ownership interest in DRI to approximately 12 percent on a diluted basis (the Company owns approximately 18 percent of the voting common stock). As a result of the change in the Company's

                                MASCOTECH, INC.

common equity ownership interest in DRI, the Company recognized pre-tax income of approximately $5 million.

     In addition to its equity and other investments in publicly traded affiliates, the Company has equity and other investment interests in privately held automotive related companies, including the Company's common equity ownership in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components, and MSX International, Inc., a transportation-focused engineering and technical services company.

     Equity in undistributed earnings of affiliates of $68 million at December 31, 1997, $57 million at December 31, 1996 and $38 million at December 31, 1995 are included in consolidated retained earnings.

     Approximate combined condensed financial data of the Company's equity affiliates accounted for under the equity method are as follows:

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                              1997         1996
                                                           ----------    ---------
Current assets.........................................    $1,117,940    $ 839,250
Current liabilities....................................      (520,900)    (342,980)
                                                           ----------    ---------
  Working capital......................................       597,040      496,270
Property and equipment, net............................       612,060      453,350
Excess of cost over net assets of acquired companies...       371,190      257,160
Other assets...........................................       145,000       78,990
Long-term debt.........................................      (702,390)    (655,370)
Deferred income taxes and other long-term
  liabilities..........................................       (82,610)     (73,680)
                                                           ----------    ---------
  Shareholders' equity.................................    $  940,290    $ 556,720
                                                           ==========    =========

                                                                       (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------------
                                                  1997          1996          1995
                                               ----------    ----------    ----------
Net sales..................................    $3,484,540    $2,959,980    $2,729,260
                                               ==========    ==========    ==========
Operating profit...........................    $  264,590    $  269,440    $  235,510
                                               ==========    ==========    ==========
Earnings attributable to common stock......    $  108,230    $  128,820    $   92,700
                                               ==========    ==========    ==========

     Equity and other income from affiliates consists of the following:

                                                                       (IN THOUSANDS)
                                                     FOR THE YEARS ENDED DECEMBER 31
                                                    ---------------------------------
                                                     1997         1996         1995
                                                    -------      -------      -------
The Company's equity in affiliates' earnings
  available for common shareholders.............    $31,330      $35,190      $26,230
Interest and dividend income....................     12,030        5,270        5,190
                                                    -------      -------      -------
Equity and other income from affiliates.........    $43,360      $40,460      $31,420
                                                    =======      =======      =======

                                MASCOTECH, INC.

PROPERTY AND EQUIPMENT, NET:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
Cost:
  Land and land improvements............................    $ 19,820      $ 17,530
  Buildings.............................................     116,270       109,730
  Machinery and equipment...............................     545,590       513,010
                                                            --------      --------
                                                             681,680       640,270
Less accumulated depreciation...........................     264,650       251,810
                                                            --------      --------
                                                            $417,030      $388,460
                                                            ========      ========

     Depreciation expense totalled $34 million, $37 million and $38 million in 1997, 1996 and 1995, respectively.

ACCRUED LIABILITIES:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                             ---------------------
                                                               1997         1996
                                                             --------      -------
Salaries, wages and commissions..........................    $ 17,690      $15,930
Income taxes.............................................       7,760        2,810
Interest.................................................       1,740        4,050
Insurance................................................      24,740       33,940
Property, payroll and other taxes........................       3,340        5,500
Other....................................................      59,380       34,680
                                                             --------      -------
                                                             $114,650      $96,910
                                                             ========      =======

                                MASCOTECH, INC.

LONG-TERM DEBT:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
6 5/8% Note held by Masco Corporation...................    $  --         $151,380
4 1/2% Convertible Subordinated Debentures, due 2003 and
  convertible into Company Common Stock at $31 per
  share.................................................     310,000       310,000
Bank revolving credit agreement.........................     245,000       250,000
Other...................................................      39,880        44,390
                                                            --------      --------
                                                             594,880       755,770
Less current portion of long-term debt..................       2,880         3,370
                                                            --------      --------
Long-term debt..........................................    $592,000      $752,400
                                                            ========      ========

     The interest rates applicable to the Company's revolving credit agreement at December 31, 1997 are principally at alternative floating rates provided for in the agreement (approximately six percent at December 31, 1997).

     In connection with the TriMas acquisition in early 1998 (see "Subsequent Event" note), the Company entered into a new $1.3 billion credit facility. This facility includes a $500 million term loan with principal payments as follows:
1998 - $25 million; 1999 - $40 million; 2000 - $60 million; 2001 - $75 million;
and 2002 - $190 million. The remainder of the term loan and the $800 million revolver terminate in 2003. The Company has the ability and intent to refinance amounts due in 1998 on a long-term basis.

     The interest rates applicable to the new credit facility are principally at alternative floating rates which would have approximated 6.5 percent at December 31, 1997. The new credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $40 million would have been available at December 31, 1997 for the payment of cash dividends and the acquisition of Company capital stock. The facility is collateralized by a pledge of the stock of TriMas.

     The note held by Masco Corporation was part of the consideration paid by the Company in 1996 for the purchase of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock from Masco Corporation. In September 1997, the Company exercised its option and exchanged its equity holdings in Emco Limited, with a value approximating $106 million, and approximately $46 million in cash to Masco Corporation to satisfy this indebtedness.

     The maturities of debt as at December 31, 1997 during the next five years are as follows (not taking into account the new credit facility) (in millions):
1998 - $3; 1999 - $4; 2000 - $2; 2001 - $.7; and 2002 - $.5.

                                MASCOTECH, INC.

SHAREHOLDERS' EQUITY:

                                                                                                    (IN THOUSANDS)
                                                                 RETAINED               RESTRICTED
                              PREFERRED    COMMON     PAID-IN    EARNINGS                 STOCK      SHAREHOLDERS'
                                STOCK      STOCK      CAPITAL    (DEFICIT)    OTHER       AWARDS        EQUITY
                              ---------   --------   ---------   ---------   --------   ----------   -------------
Balance, January 1, 1995....  $ 10,800    $ 56,610   $ 318,960   $ (7,590)   $  2,360    $(19,050)     $ 362,090
  Net income................     --          --         --         59,190       --         --             59,190
  Preferred stock
     dividends..............     --          --         --        (12,960)      --         --            (12,960)
  Common stock dividends....     --          --         --         (6,260)      --         --             (6,260)
  Retirement of common
     stock..................     --         (1,210)    (11,920)     --          --         --            (13,130)
  Translation adjustments,
     net....................     --          --         --          --          6,210      --              6,210
  Exercise of stock
     options................     --            120         870      --          --         --                990
  Stock award purchases, net
     of amortization........     --          --         --          --          --          2,000          2,000
                              --------    --------   ---------   --------    --------    --------      ---------
Balance, December 31,
  1995......................    10,800      55,520     307,910     32,380       8,570     (17,050)       398,130
  Net income................     --          --         --         51,620       --         --             51,620
  Preferred stock
     dividends..............     --          --         --        (12,960)      --         --            (12,960)
  Common stock dividends....     --          --         --         (9,980)      --         --             (9,980)
  Retirement of common stock
     and warrants...........     --        (18,720)   (270,320)     --          --         --           (289,040)
  Translation adjustments
     and other..............     --          --         --          --          6,200      --              6,200
  Exercise of stock
     options................     --            450       3,490      --          --         --              3,940
  Stock award purchases, net
     of amortization........     --          --         --          --          --         (9,090)        (9,090)
                              --------    --------   ---------   --------    --------    --------      ---------
Balance, December 31,
  1996......................    10,800      37,250      41,080     61,060      14,770     (26,140)       138,820
  Net income................     --          --         --        115,240       --         --            115,240
  Preferred stock
     dividends..............     --            150       2,850     (6,240)      --         --             (3,240)
  Common stock dividends....     --          --         --        (12,270)      --         --            (12,270)
  Retirement of common
     stock..................     --           (330)     (6,280)     --          --         --             (6,610)
  Retirement of preferred
     stock..................      (450)      --         (7,910)     --          --         --             (8,360)
  Conversion of outstanding
     preferred stock........   (10,350)      9,750         600      --          --         --            --
  Translation adjustments
     and other..............     --          --         --          --        (10,610)     --            (10,610)
  Exercise of stock
     options................     --            430       4,000      --          --         --              4,430
  Stock award purchases, net
     of amortization........     --          --         --          --          --         (6,740)        (6,740)
                              --------    --------   ---------   --------    --------    --------      ---------
Balance, December 31,
  1997......................     --       $ 47,250   $  34,340   $157,790    $  4,160    $(32,880)     $ 210,660
                              ========    ========   =========   ========    ========    ========      =========

                                MASCOTECH, INC.

     On June 27, 1997, the Company completed the conversion of all remaining issued and outstanding shares of its Dividend Enhanced Convertible Preferred Stock (DECS). Holders of DECS received in exchange for each share of DECS .955 of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

     On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. As part of this 1996 transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million. In addition, as part of this transaction, Masco Corporation's agreement to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures was extended through 2002, and the corporate services agreement with Masco Corporation was extended until September 30, 1998. Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     In addition, the Company repurchased and retired approximately .3 million shares of its common stock and approximately .5 million shares of its preferred stock in 1997, and approximately one million shares of its common stock in each of 1996 and 1995 in open-market purchases, pursuant to a Board of Directors' authorized repurchase program. At December 31, 1997, the Company may repurchase approximately three million additional shares of Company Common Stock pursuant to this repurchase authorization.

     On the basis of amounts paid (declared), cash dividends per common share were $.22 ($.28) in 1997, $.18 ($.18) in 1996 and $.14 ($.11) in 1995.

STOCK OPTIONS AND AWARDS:

     The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1997, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 565,000, 480,000 and 461,000 shares of Company Common Stock during 1997, 1996 and 1995, respectively, to key employees of the Company and affiliated companies. The weighted average fair value per share of long-term stock awards granted during 1997, 1996 and 1995 on the date of grant was $19, $14 and $12, respectively. Compensation expense for the vesting of long-term stock awards was approximately $4.7 million, $2.3 million and $4.8 million in 1997, 1996 and 1995, respectively. The unamortized costs of unvested stock awards, aggregating approximately $33 million at December 31, 1997, are being amortized over the ten-year vesting periods and are a deduction from shareholders' equity.

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

                                MASCOTECH, INC.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1997 is presented below.

                                                                  (SHARES IN THOUSANDS)
                                                                1997     1996     1995
                                                                -----    -----    -----
Option shares outstanding, January 1........................    4,290    3,440    3,620
  Weighted average exercise price...........................      $10      $ 8      $ 7
Option shares granted.......................................       80    1,370       --
  Weighted average exercise price...........................      $20      $15       --
Option shares exercised.....................................     (500)    (450)    (120)
  Weighted average exercise price...........................      $ 8      $ 7      $ 7
Option shares canceled......................................     (100)     (70)     (60)
  Weighted average exercise price...........................      $16      $ 5      $ 5
Option shares outstanding, December 31......................    3,770    4,290    3,440
  Weighted average exercise price...........................      $10      $10      $ 8
  Weighted average remaining option term (in years).........      4.7      5.3      4.4
Option shares exercisable, December 31......................    1,430    1,710    1,640
  Weighted average exercise price...........................      $ 9      $ 9      $ 9

     At December 31, 1997, options have been granted and are outstanding with exercise prices ranging from $4 1/2 to $25 per share, the fair market values at the dates of grant.

     At December 31, 1997 and 1996, a combined total of 5,223,000 and 4,656,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $7.70 and $6.20 in 1997 and 1996, respectively. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have approximated $.02 and $.01 in 1997 and 1996, respectively, and had no effect in 1995.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                           1997     1996     1995
                                                           -----    -----    -----
Risk free interest rate................................     6.5%     6.5%     7.3%
Dividend yield.........................................     1.4%     1.1%     1.1%
Volatility factor......................................    35.0%    39.0%    39.0%
Expected option life (in years)........................      5.5      5.5      5.5

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Directors. Aggregate charges to income under these plans were $9 million in 1997, $11 million in 1996 and $13 million in 1995.

                                MASCOTECH, INC.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1997:

                                                                      (IN THOUSANDS)
                                                        1997       1996       1995
                                                       -------    -------    -------
Service cost -- benefits earned during the year....    $ 3,480    $ 5,230    $ 4,680
Interest cost on projected benefit obligations.....      6,650      6,490      6,330
Actual return on assets............................     (2,830)    (3,970)    (6,540)
Net amortization and deferral......................     (2,790)      (740)     1,600
                                                       -------    -------    -------
Net periodic pension cost..........................    $ 4,510    $ 7,010    $ 6,070
                                                       =======    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                             1997     1996     1995
                                                             -----    -----    -----
Discount rate for obligations............................     7.25%    7.50%    7.25%
Rate of increase in compensation levels..................     5.00%    5.00%    5.00%
Expected long-term rate of return on plan assets.........    11.00%   11.00%   11.00%

     The funded status of the Company's defined-benefit pension plans at December 31, 1997 and 1996 is as follows:

                                                                (IN THOUSANDS)
                                                             1997           1996
                                                          -----------    -----------
                                                          ACCUMULATED    ACCUMULATED
                                                           BENEFITS       BENEFITS
                                                            EXCEED         EXCEED
           RECONCILIATION OF FUNDED STATUS                  ASSETS         ASSETS
           -------------------------------                -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation...........................     $ 81,180       $ 72,450
                                                           ========       ========
  Accumulated benefit obligation......................     $ 87,830       $ 77,380
                                                           ========       ========
  Projected benefit obligation........................     $ 99,150       $ 89,620
Assets at fair value..................................       63,020         59,710
                                                           --------       --------
  Projected benefit obligation in excess of plan
     assets...........................................      (36,130)       (29,910)
Reconciling items:
  Unrecognized net loss...............................       21,270         14,690
  Unrecognized prior service cost.....................        8,290          8,050
  Unrecognized net asset at transition................         (810)          (930)
  Adjustment required to recognize minimum
     liability........................................      (17,580)       (12,580)
                                                           --------       --------
Accrued pension cost..................................     $(24,960)      $(20,680)
                                                           ========       ========

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits for certain of its active and retired employees.

     The Company records its postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual method of accounting for postretirement health care and life insurance based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. In conjunction with SFAS No. 106, the Company recognizes the transition obligation on a

                                MASCOTECH, INC.

prospective basis with the net transition obligation amortized over its remaining life. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1997, 1996 and 1995:

                                                                            (IN THOUSANDS)
                                                                 1997      1996      1995
                                                                ------    ------    ------
Service cost................................................    $  300    $  400    $  300
Interest cost...............................................     1,400     1,600     1,900
Net amortization............................................       700       800     1,100
                                                                ------    ------    ------
Net periodic postretirement benefit cost....................    $2,400    $2,800    $3,300
                                                                ======    ======    ======

     Postretirement benefit obligations, none of which is funded, are summarized as follows at December 31, 1997 and 1996:

                                                                      (IN THOUSANDS)
                                                                  1997        1996
                                                                --------    --------
Accumulated postretirement benefit obligations:
  Retirees..................................................    $  8,300    $ 13,900
  Fully eligible active plan participants...................         500         800
  Other active participants.................................       3,600       5,300
                                                                --------    --------
Total accumulated postretirement benefit obligation.........      12,400      20,000
  Unrecognized prior service cost...........................        (500)       (300)
  Unrecognized net gain.....................................       9,000         700
  Unamortized transition obligation.........................     (10,300)    (11,000)
                                                                --------    --------
Accrued postretirement benefits.............................    $ 10,600    $  9,400
                                                                ========    ========

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in both 1997 and 1996. The change in the accumulated postretirement benefit obligation and the unrecognized net gain amounts is the result of the change in the actuarial assumptions concerning the health care cost trend rate. The assumed health care cost trend rate in 1997 was nine percent, decreasing to an ultimate rate in the year 2007 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligation would increase by $.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $.1 million.

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

     The Company's export sales approximated $71 million, $75 million and $85 million in 1997, 1996 and 1995, respectively.

     Corporate assets consist primarily of cash and cash investments, marketable securities, equity and other investments in affiliates and notes receivable.

                                MASCOTECH, INC.


                                                NET SALES                     OPERATING PROFIT(B)
                                    ----------------------------------   ------------------------------
                                      1997        1996         1995        1997       1996       1995
                                    --------   ----------   ----------   --------   --------   --------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services(A).................  $922,000   $1,151,000   $1,340,000   $124,000   $ 90,000   $144,000
Specialty Products:
  Other Industrial................     --         130,000      338,000      --         1,000     (3,000)
                                    --------   ----------   ----------   --------   --------   --------
    Total.........................  $922,000   $1,281,000   $1,678,000    124,000     91,000    141,000
                                    ========   ==========   ==========
Other income (expense), net.......                                         88,000      8,000     (9,000)
General corporate expense.........                                        (22,000)   (22,000)   (32,000)
                                                                         --------   --------   --------
Income before income taxes and
  cumulative effect of accounting
  change, net.....................                                       $190,000   $ 77,000   $100,000
                                                                         ========   ========   ========
Corporate assets..................
    Total assets..................
Foreign Operations(F).............  $100,000   $  170,000   $  166,000   $ 15,000   $ 17,000   $ 22,000
                                    ========   ==========   ==========   ========   ========   ========

                                                          (IN THOUSANDS)
                                             ASSETS EMPLOYED AT
                                               DECEMBER 31(C)
                                    ------------------------------------
                                       1997         1996         1995
                                    ----------   ----------   ----------
The Company's operations by
  industry segment are:
Transportation-Related Products
  and Services(A).................  $  712,000   $  742,000   $  870,000
Specialty Products:
  Other Industrial................      --           55,000      150,000
                                    ----------   ----------   ----------
    Total.........................     712,000      797,000    1,020,000

Other income (expense), net.......
General corporate expense.........

Income before income taxes and
  cumulative effect of accounting
  change, net.....................

Corporate assets..................     433,000      406,000      402,000
                                    ----------   ----------   ----------
    Total assets..................  $1,145,000   $1,203,000   $1,422,000
                                    ==========   ==========   ==========
Foreign Operations(F).............  $  138,000   $  155,000   $  140,000
                                    ==========   ==========   ==========

                                                                                                       DEPRECIATION AND
                                                                  PROPERTY ADDITIONS(D)                 AMORTIZATION(E)
                                                               ----------------------------     -------------------------------
                                                                1997      1996       1995        1997        1996        1995
                                                               -------   -------   --------     -------     -------     -------
The Company's operations by
  industry segment are:
Transportation-Related Products and Services................   $55,000   $41,000   $ 96,000     $43,000     $44,000     $45,000
Specialty Products:
  Other Industrial..........................................     --        3,000     14,000       --          2,000       7,000
                                                               -------   -------   --------     -------     -------     -------
    Total...................................................   $55,000   $44,000   $110,000     $43,000     $46,000     $52,000
                                                               =======   =======   ========     =======     =======     =======

(A) Included within this segment are sales to one customer of $140 million, $232 million and $397 million in 1997, 1996 and 1995, respectively; sales to another customer of $79 million, $146 million and $182 million in 1997, 1996 and 1995, respectively; sales to a third customer of $62 million, $122 million and $178 million in 1997, 1996 and 1995, respectively; and sales to a fourth customer of $156 million, $155 million and $136 million in 1997, 1996 and 1995, respectively.

(B) Operating profit in 1996 includes a $32 million pre-tax loss principally from the sale of MascoTech Stamping Technologies, Inc. ("MSTI"). Operating profit in 1997 includes approximately $5 million of additional pre-tax consideration earned from the sale of MSTI which was sold in 1996. These items impacted the Company's Transportation-Related Products and Services industry segment. The Company may receive additional consideration contingent upon the future earnings of MSTI through May 31, 1999. Operating profit in 1995 includes $25 million in net gains resulting from sales of non-core businesses. These net gains were substantially offset by reductions in the estimated proceeds the Company expected to receive from businesses to be sold, aggregating $12 million, and by certain exit costs incurred in 1995 aggregating approximately $8 million. The net gains (charge) impact the Company's industry segments as follows: Transportation-Related Products and Services - $21 million and Specialty Products - $(2) million. The remaining $(14) million of the net gains (charge) was allocated to General Corporate Expense.

(C) Assets employed at December 31, 1996 and 1995 include net assets related to the disposition of certain operations (see "Dispositions of Operations" note).

(D) Property additions include approximately $2 million and $14 million in 1996 and 1995, respectively, of capital expenditures for those businesses held for disposition related to the plan adopted in late 1994.

(E) Depreciation and amortization expense includes approximately $5 million in 1995 of expense for those businesses held for disposition related to the plan adopted in late 1994.

(F) The Company's foreign operations are located principally in Western Europe.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                       (IN THOUSANDS)
                                                                 1997       1996       1995
                                                                -------    -------    ------
Other, net:
  Net realized and unrealized gains (losses) from marketable
     securities.............................................    $13,130    $  (160)   $  730
  Interest income...........................................      3,440      1,160     2,390
  Dividend income...........................................        650        420       950
  Other, net................................................        180     (4,020)      780
                                                                -------    -------    ------
                                                                $17,400    $(2,600)   $4,850
                                                                =======    =======    ======

INCOME TAXES:

                                                                               (IN THOUSANDS)
                                                                1997       1996        1995
                                                              --------    -------    --------
Income before income taxes and cumulative effect of
  accounting change, net:
     Domestic.............................................    $173,410    $59,870    $ 78,870
     Foreign..............................................      16,880     17,350      21,410
                                                              --------    -------    --------
                                                              $190,290    $77,220    $100,280
                                                              ========    =======    ========
Provision for income taxes (credit):
  Federal, current........................................    $ 40,290    $16,170    $(24,210)
  State and local.........................................       6,810      4,650       6,110
  Foreign, current........................................      10,430      7,840       7,860
  Deferred, principally federal...........................      17,520      8,640      51,330
                                                              --------    -------    --------
     Income taxes on income before cumulative effect of
       accounting change, net.............................    $ 75,050    $37,300    $ 41,090
                                                              ========    =======    ========

     The components of deferred taxes at December 31, 1997 and 1996 are as follows:

                                                                   (IN THOUSANDS)
                                                               1997        1996
                                                             --------    --------
Deferred tax assets:
  Inventories............................................    $  2,440    $  2,860
  Accrued liabilities....................................      35,660      35,170
  Alternative minimum tax................................       --          6,750
                                                             --------    --------
                                                               38,100      44,780
                                                             --------    --------
Deferred tax liabilities:
  Property and equipment.................................      64,630      59,580
  Other, principally equity investments in affiliates....      62,240      57,370
                                                             --------    --------
                                                              126,870     116,950
                                                             --------    --------
Net deferred tax liability...............................    $ 88,770    $ 72,170
                                                             ========    ========

                                MASCOTECH, INC.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes and cumulative effect of accounting change, net:

                                                                       (IN THOUSANDS)
                                                       1997       1996        1995
                                                      -------    -------    --------
U.S. federal statutory rate.......................        35%        35%         35%
                                                      -------    -------    --------
Tax at U.S. federal statutory rate................    $66,600    $27,020    $ 35,100
State and local taxes, net of federal tax
  benefit.........................................      4,430      3,020       3,970
Higher effective foreign tax rate.................      3,200      2,100       2,710
Non-deductible portion of charge for disposition
  of businesses...................................      --         5,780       --
Amortization in excess of tax, net................       (760)      (140)      1,630
Other, net........................................      1,580       (480)     (2,320)
                                                      -------    -------    --------
  Income taxes before cumulative effect of
     accounting change, net.......................    $75,050    $37,300    $ 41,090
                                                      =======    =======    ========

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

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P futures contracts, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio. The Company's investment in futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off-balance sheet market risk), as they are required to be settled in cash. The Company's market risk is subject to the price differential between the contract market value and contract cost. The average monthly notional amount of derivative contracts in 1997 was approximately $17 million and there were no contracts outstanding at December 31, 1997.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                                 (IN THOUSANDS)
                                                             1997                  1996
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
Cash and cash investments...........................  $ 41,110   $ 41,110   $ 19,400   $ 19,400
Marketable securities, notes receivable and other
  assets............................................  $ 80,760   $ 81,590   $124,270   $125,460
Long-term debt:
  Bank debt.........................................  $267,000   $267,000   $265,000   $265,000
  4 1/2% Convertible Subordinated Debentures........  $310,000   $269,700   $310,000   $252,650
  6 5/8% Note held by Masco Corporation.............     --         --      $151,380   $151,380
  Other long-term debt..............................  $ 15,000   $ 14,500   $ 26,020   $ 24,490

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                         FOR THE QUARTERS ENDED
                                                ------------------------------------------------------------------------
                                                DECEMBER             SEPTEMBER               JUNE                MARCH
                                                  31ST                 30TH                  30TH                 31ST
                                                --------             ---------             --------             --------
1997:
-----
Net sales...................................    $233,620             $222,030              $233,040             $233,440
Gross profit................................    $42,020              $ 34,350              $ 53,990             $ 56,300
Net income:
  Income....................................    $19,270              $ 38,660              $ 24,650             $ 32,660
  Income attributable to common stock.......    $19,270              $ 38,660              $ 21,650             $ 29,420
  Per common share:
          Basic.............................       $.43                  $.86                  $.61                 $.83
          Diluted...........................       $.37                  $.70                  $.46                 $.59
Market price per common share:
  High......................................        $21  5/16             $22   1/2             $23  1/2             $21  1/4
  Low.......................................        $16   1/2             $20                   $18  1/2             $16
1996:
-----
Net sales...................................    $271,450             $290,790              $345,060             $373,920
Gross profit................................    $58,160              $ 55,580              $ 57,930             $ 61,440
Income (loss) before accounting change
  item......................................    $16,450              $ 19,390              $ (6,660)            $ 10,740
  Per common share:
          Basic.............................       $.32                  $.30                 $(.19)                $.14
          Diluted...........................       $.28                  $.28                 $(.19)                $.13
Net income (loss):
  Income (loss).............................    $16,450              $ 19,390              $ (6,660)            $ 22,440
  Income (loss) attributable to common
     stock..................................    $13,210              $ 16,150              $ (9,900)            $ 19,200
  Per common share:
          Basic.............................       $.32                  $.30                 $(.19)                $.36
          Diluted...........................       $.28                  $.28                 $(.19)                $.34
Market price per common share:
  High......................................        $17                   $15   1/2             $16  1/8             $13  5/8
  Low.......................................        $13   1/2             $13                   $12  1/2             $10  3/8

     Results for the first and fourth quarters 1997 include pre-tax gains of approximately $13 million and $5 million, respectively, as a result of equity transactions by affiliates of the Company.

     Results for the first, second, third and fourth quarters 1997 include pre-tax marketable securities gains (losses) of approximately $5.0 million, $4.0 million, $4.4 million and $(.3) million, respectively.

     Results for the third quarter 1997 include a pre-tax gain of approximately $46 million related to the transfer of the Company's equity holdings in Emco Limited to Masco Corporation. This gain was partially offset by pre-tax costs approximating $14 million associated with a plant closure and the Company's share of a special charge recorded by an equity affiliate and other expenses.

     Results for the fourth quarter 1997 include approximately $5 million pre-tax of additional consideration earned from the sale of MascoTech Stamping Technologies, Inc. which was sold in the second quarter 1996.

                                MASCOTECH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

     Results for the fourth quarter 1997 were negatively impacted by charges aggregating approximately $10 million pre-tax principally related to severance, the Company's share of a charge recorded by an equity affiliate, write-off of deferred charges and loss on disposition of fixed assets.

     Convertible securities were anti-dilutive in the first quarter 1996 for purposes of computing diluted earnings per common share and earnings per common share on income before accounting change.

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

     The 1997 and 1996 income (loss) per common share amounts for the quarters do not total to the full year amounts due to the purchase and retirement of shares throughout the year.

SUBSEQUENT EVENT:

     In January 1998, the Company completed its tender offer for all of the outstanding shares of common stock of TriMas Corporation not held by the Company for approximately $920 million in accordance with the terms of the Company's previously announced acquisition agreement with TriMas.

     The acquisition will be accounted for as a purchase in 1998. The purchase price will be allocated to the previously unowned assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the net assets acquired will be amortized over a period not exceeding 40 years. The purchase price allocation will be determined during 1998 when appraisals, other studies and additional information become available. Results of operations for TriMas will be included with those of the Company for periods subsequent to the date of the acquisition.

     TriMas is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets.

     The following is summarized financial data of TriMas as of and for the year ended December 31, 1997:

                                                           (IN THOUSANDS)
                                                                1997
                                                              --------
Current assets..............................................  $290,630
                                                              ========
Total assets................................................  $708,460
                                                              ========
Total liabilities...........................................  $159,060
                                                              ========
Net sales...................................................  $667,910
                                                              ========
Operating profit............................................  $113,700
                                                              ========

                                MASCOTECH, INC.

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1997

     Schedule, as required for the years ended December 31, 1997, 1996 and 1995:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-29

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

             COLUMN A                  COLUMN B              COLUMN C              COLUMN D      COLUMN E
             --------                 ----------    --------------------------    ----------   -------------
                                                            ADDITIONS
                                                    --------------------------
                                                                     CHARGED
                                      BALANCE AT      CHARGED       (CREDITED)
                                      BEGINNING       TO COSTS       TO OTHER                   BALANCE AT
           DESCRIPTION                OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS   END OF PERIOD
----------------------------------    ----------    ------------    ----------    ----------   -------------
                                                                       (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance sheet:
  1997............................    $2,000,000      $500,000       $ 60,000     $1,380,000    $1,180,000
                                      ==========      ========       ========     ==========    ==========
  1996............................    $1,880,000      $890,000       $ 20,000     $  790,000    $2,000,000
                                      ==========      ========       ========     ==========    ==========
  1995............................    $1,590,000      $400,000       $410,000     $  520,000    $1,880,000
                                      ==========      ========       ========     ==========    ==========

(A) Allowance of companies acquired, and other adjustments, net in 1997 and 1995. Allowance of companies reclassified for businesses held for disposition, and other adjustments, net in 1996 and 1995.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.i        Restated Certificate of Incorporation of Masco Corporation
           and amendments thereto. (filed herewith)
3.ii       Bylaws of Masco Corporation, as amended.(5)
4.a.i      Indenture dated as of December 1, 1982 between Masco
           Corporation and Morgan Guaranty Trust Company of New York,
           as Trustee, and Directors' resolutions establishing Masco
           Corporation's: (i) 9% Notes Due October 1, 2001(7), (ii)
           6 5/8 Notes Due September 15, 1999 (filed herewith), (iii)
           6 1/8 Notes Due September 15, 2003(6), and (iv) 7 1/8%
           Debentures Due August 15, 2013.(6)
4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
           dated as of July 25, 1994 among Masco Corporation, Morgan
           Guaranty Trust Company of New York and The First National
           Bank of Chicago.(4)
4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
           Masco Corporation and The First National Bank of Chicago.(4)
4.b        $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
           party thereto and Morgan Guaranty Trust Company of New York, as agent(7) and Amendment No. 1 dated April 30, 1997. (filed herewith)
4.c        Rights Agreement dated as of December 6, 1995, between Masco
           Corporation and The Bank of New York, as Rights Agent.(2)
4.d        Indenture dated as of November 1, 1986 between Masco
           Industries, Inc. (now known as MascoTech, Inc.) and Morgan
           Guaranty Trust Company of New York, as Trustee, and
           Directors' resolutions establishing Masco Industries, Inc.'s
           4 1/2% Convertible Subordinated Debentures Due 2003(5),
           Agreement of Appointment and Acceptance of Successor Trustee
           dated as of August 4, 1994 among MascoTech, Inc., Morgan
           Guaranty Trust Company of New York and The First National
           Bank of Chicago and Supplemental Indenture dated as of
           August 5, 1994 among MascoTech, Inc. and The First National
           Bank of Chicago.(3)
4.e        $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
           banks party thereto from time to time, The First National
           Bank of Chicago, as Administrative Agent, Bank of America
           NT&SA and NationsBank, N.A., as Syndication Agents and
           Amendment No. 1 thereto dated as of February 10, 1998.
           (filed herewith)
NOTE:      Other instruments, notes or extracts from agreements
           defining the rights of holders of long-term debt of Masco
           Corporation or its subsidiaries have not been filed since
           (i) in each case the total amount of long-term debt
           permitted thereunder does not exceed 10 percent of Masco
           Corporation's consolidated assets, and (ii) such
           instruments, notes and extracts will be furnished by Masco
           Corporation to the Securities and Exchange Commission upon request.
10.a       Assumption and Indemnification Agreement dated as of May 1,
           1984 between Masco Corporation and Masco Industries, Inc.
           (now known as MascoTech, Inc.).(2)
10.b       Corporate Services Agreement dated as of January 1, 1987
           between Masco Corporation and Masco Industries, Inc. (now
           known as MascoTech, Inc.) (filed herewith), Amendment No. 1 dated as of October 31, 1996(1), and related letter
           agreement dated January 22, 1998.(filed herewith)
10.c       Corporate Opportunities Agreement dated as of May 1, 1984
           between Masco Corporation and Masco Industries, Inc. (now
           known as MascoTech, Inc.)(2) and Amendment No. 1 dated as of
           October 31, 1996(1).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.d       Stock Repurchase Agreement dated as of May 1, 1984 between
           Masco Corporation and Masco Industries, Inc. (now known as
           MascoTech, Inc.) and related letter dated September 20,
           1985, Amendment to Stock Repurchase Agreement dated as of
           December 20, 1990 (7), and amendment to Stock Repurchase
           Agreement included in Agreement dated as of November 23,
           1993.(5)
NOTE:      Exhibits 10.e through 10.r constitute the management
           contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.e       Masco Corporation 1991 Long Term Stock Incentive Plan
           (Amended and Restated April 23, 1997). (filed herewith)
10.f       Masco Corporation 1988 Restricted Stock Incentive Plan
           (Restated December 6, 1995).(2)
10.g       Masco Corporation 1988 Stock Option Plan (Restated December
           6, 1995).(2)
10.h       Masco Corporation 1984 Restricted Stock (Industries)
           Incentive Plan (Restated December 6, 1995).(2)
10.i       Masco Corporation Supplemental Executive Retirement and
           Disability Plan.(3)
10.j       Masco Corporation Benefits Restoration Plan.(3)
10.k       Masco Corporation 1997 Annual Incentive Compensation Plan.
           (filed herewith)
10.1       Masco Corporation 1997 Non-Employee Directors Stock
           Plan.(filed herewith)
10.m       MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Amended
           and Restated April 23, 1997). (filed herewith)
10.n       MascoTech, Inc. 1984 Restricted Stock Incentive Plan
           (Restated December 6, 1995).(2)
10.o       MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
           1995).(2)
10.p       MascoTech, Inc. 1997 Annual Incentive Compensation
           Plan.(filed herewith)
10.q       MascoTech, Inc. 1997 Non-Employee Directors Stock
           Plan.(filed herewith)
10.r       Description of the Masco Corporation Program for Estate,
           Financial Planning and Tax Assistance. (filed herewith)
10.s       Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
           between MascoTech, Inc. and Masco Corporation, including
           form of Note (5), Agreement dated as of November 23, 1993
           relating thereto (5), and Amendment No. 1 to the Securities
           Purchase Agreement dated as of October 31, 1996.(1)
10.t       Registration Agreement dated as of March 31, 1993, between
           Masco Corporation and Masco Industries, Inc. (now known as
           MascoTech, Inc.).(5)
10.u       Stock Purchase Agreement between Masco Corporation and Masco
           Industries, Inc. (now known as MascoTech, Inc.) dated as of
           December 23, 1991 (regarding Masco Capital Corporation)(7)
           and Amendment thereto dated May 21, 1997. (filed herewith)
10.v       12% Senior Note Due 2008 by Furnishings International Inc.
           to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
           and Masco Corporation.(7)
10.w       Stock Purchase Agreement dated as of October 15, 1996
           between Masco Corporation and MascoTech, Inc.(1)
12         Computation of Ratio of Earnings to Fixed Charges. (filed
           herewith)
21         List of Subsidiaries. (filed herewith)
23.a       Consent of Coopers & Lybrand L.L.P. relating to Masco
           Corporation's Financial Statements and Financial Statement
           Schedule. (filed herewith)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
23.b       Consent of Coopers & Lybrand L.L.P. relating to MascoTech,
           Inc.'s Financial Statements and Financial Statement
           Schedule. (filed herewith)
27.a       Financial Data Schedule as of and for the year ended
           December 31, 1997. (filed herewith)
27.b       Financial Data Schedule as of and for the year-to-date
           periods ended September 30, 1997, June 30, 1997 and March
           31, 1997. (filed herewith)
27.c       Financial Data Schedule as of and for the year-to-date
           periods ended December 31, 1996, September 30, 1996, June
           30, 1996 and March 31, 1996. (filed herewith)
27.d       Financial Data Schedule as of and for the year ended
           December 31, 1995. (filed herewith)

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

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.