Form 10-Q
period 1998-03-31
MASCO CORP /DE/
filed 1998-05-14
CIK 62996

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarter Ended March 31, 1998.  Commission File Number 1-5794

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

                               Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                              May 1, 1998

Common stock, par value $1 per share                           169,983,000

                                 MASCO CORPORATION

                                       INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     March 31, 1998 and December 31, 1997            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 1998 and 1997                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 1998 and 1997                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        9-11

             Unaudited Information Regarding Equity
                 Investments for the Three Months
                 Ended March 31, 1998 and 1997                      12

Part II.    Other Information and Signature                         13

                                 MASCO CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET

                       March 31, 1998 and December 31, 1997
                              (Dollars in thousands)



                                                   March 31,     December 31,
          ASSETS                                     1998            1997
Current assets:
     Cash and cash investments                    $  174,900      $  441,330
     Accounts and notes receivable, net              679,400         559,050
     Prepaid expenses and other                      119,270         111,340
     Inventories:
          Raw material                               246,540         229,040
          Finished goods                             171,180         161,920
          Work in process                            126,170         124,040
                                                     543,890         515,000
               Total current assets                1,517,460       1,626,720

Equity investment in MascoTech, Inc.                  51,060          52,780
Equity investments in other affiliates               155,720         175,300
Securities of Furnishings International Inc.         403,280         393,140
Property and equipment, net                        1,073,890       1,037,320
Acquired goodwill, net                               856,420         729,190
Other noncurrent assets                              324,060         319,310
               Total assets                       $4,381,890      $4,333,760

          LIABILITIES
Current liabilities:
     Notes payable                                $   25,790      $   68,460
     Accounts payable                                157,370         166,310
     Accrued liabilities                             366,690         385,230
               Total current liabilities             549,850         620,000

Long-term debt                                     1,162,120       1,321,470
Deferred income taxes and other                      181,200         163,270
               Total liabilities                   1,893,170       2,104,740

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 400,000,000                  169,930         165,570
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                    ---             ---
Paid-in capital                                      484,960         304,560
Retained earnings                                  1,858,550       1,784,370
Cumulative translation adjustments                   (24,720)        (25,480)
               Total shareholders' equity          2,488,720       2,229,020
               Total liabilities and
                 shareholders' equity             $4,381,890      $4,333,760




                  See notes to condensed consolidated financial statements.


                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               For the Three Months Ended March 31, 1998 and 1997
                  (Dollars in thousands except per share data)





                                              Three Months Ended March 31
                                                 1998              1997

Net sales                                     $1,039,000         $854,000
Cost of sales                                    659,200          539,500

      Gross profit                               379,800          314,500

Selling, general and administrative expenses     207,500          181,000
Amortization of acquired goodwill                  6,000            3,700

      Operating profit                           166,300          129,800

Other income (expense), net:
   Interest expense                              (20,500)         (18,500)
   Re:  MascoTech, Inc.:
      Equity earnings                              5,200            6,000
      Interest income                             ---               2,500
   Other, net                                     33,300           19,400
                                                  18,000            9,400

      Income before income taxes                 184,300          139,200

Income taxes                                      73,700           55,700

      Net income                              $  110,600         $ 83,500

Earnings per share:
      Basic                                         $.67             $.53
      Diluted                                       $.65             $.51

Cash dividends declared and paid per share          $.21             $.20















                  See notes to condensed consolidated financial statements.


                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1998 and 1997
                             (Dollars in thousands)



                                                         Three Months Ended
                                                              March 31
                                                         1998          1997
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                      $ 102,040      $ 87,420
     Increase in receivables                           (105,780)      (57,660)
     (Increase) decrease in inventories                 (21,780)        2,450
     Decrease in current liabilities, net               (27,710)      (35,180)

          Total cash (for) operating activities         (53,230)       (2,970)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired    (159,440)      (46,420)
     Capital expenditures                               (36,430)      (28,200)
     Proceeds from sale of TriMas investment             54,640         ---
     0ther, net                                           8,080       (14,360)

          Total cash (for) investing activities        (133,150)      (88,980)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                   120,070           450
     Retirement of 9% notes, including
       retirement premium                              (107,920)        ---
     Payment of debt                                    (57,460)      (22,570)
     Cash dividends paid                                (34,740)      (32,070)

          Total cash (for) financing activities         (80,050)      (54,190)

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                          (266,430)     (146,140)
     At January 1                                       441,330       473,730

     At March 31                                      $ 174,900      $327,590




















                  See notes to condensed consolidated financial statements.


                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The condensed consolidated balance sheet at December 31, 1997 was derived from audited financial statements. Certain amounts for the prior year period have been reclassified to conform to the current year presentation.

B. At December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary and fully diluted earnings per share, as computed under Accounting Principles Board ("APB") Opinion No. 15, with a presentation of basic and diluted earnings per share. The financial statements have been restated to conform with the earnings per share presentation required under SFAS No. 128.

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:


                                                         Three Months Ended
                                                               March 31
                                                       1998              1997
      Numerator:
         Basic shares (net income)                   $110,600          $ 83,500
         Add convertible debenture interest, net          700             1,500
         Diluted (net income)                        $111,300          $ 85,000

      Denominator:
         Basic shares (based on weighted average)     163,900           157,800
         Add:
           Contingently issued award shares             4,000             3,200
           Stock option dilution                        2,000             1,100
           Convertible debentures                       1,900             4,200
         Diluted shares                               171,800           166,300



C. During the first quarter of 1998, the Company acquired Vasco Corporation, a leading Belgium-based manufacturer of residential decorative hydronic radiators and heat convectors. The aggregate purchase price was approximately $159 million and was principally financed with European bank debt. The acquisition was accounted for as a purchase transaction. Vasco's annual net sales in 1997 were in excess of $60 million.

D. The Company called its $178 million of 5.25% convertible subordinated debentures due 2012 for redemption on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $42.28 per share), resulting in the issuance of approximately 4.2 million shares of Company common stock in February 1998.

     During the first quarter of 1998, the Company retired $97.3 million face value of its outstanding 9% debentures due 2001 (of a total face value of $175 million at December 31, 1997), using a portion of its available cash. The Company recognized an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

     During the second quarter of 1998, the Company issued $250 million of 6.625% debentures due April 2018.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)




E. On January 22, 1998, MascoTech, Inc. announced the completion of its acquisition of TriMas Corporation. The Company recognized a gain in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer. This gain is discussed further in Note F below.

F.   Other income (expense), net consists of the following, in thousands:


                                                    Three Months Ended
                                                          March 31
                                                     1998        1997

          Interest expense                         $(20,500)   $(18,500)
          Re:  MascoTech, Inc.:
             Equity earnings                          5,200       6,000
             Interest income                          ---         2,500
          Equity earnings, other                      1,300       1,800
          Income from cash and cash investments       3,600       4,300
          Other interest income                      11,100       9,900
          Other, net                                 17,300       3,400

                                                   $ 18,000    $  9,400


     Other interest income for the three months ended March 31, 1998 and 1997 included $10.1 million and $9.2 million, respectively, of interest income from the 12% pay-in-kind junior debt securities (approximately $336 million at December 31, 1997) of Furnishings International Inc.

     Other, net for the first quarters of 1998 and 1997 included income and gains aggregating $10.4 million and $5.0 million, respectively, regarding certain non-operating assets.

     Included in other, net for the first quarter of 1998 is a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to asset writedowns.

     Interest income from MascoTech for the three months ended March 31, 1997 resulted from a $151.4 note receivable due from MascoTech, which was paid on September 30, 1997.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


G. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Accordingly, the Company's total comprehensive income was as follows, in thousands:


                                                    Three Months Ended
                                                          March 31
                                                     1998        1997
          Net income                               $110,600    $ 83,500
          Other comprehensive income, currency
            translation adjustments                     760     (14,160)

             Total comprehensive income            $111,360    $ 69,340



H. For 1998, the following presents, as one entity with Masco Corporation as the parent company, the combined unaudited financial statements of the Company and MascoTech, Inc., and for 1997, the combined unaudited financial statements of the Company, MascoTech and TriMas Corporation. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands. (MascoTech completed its acquisition of TriMas Corporation in the first quarter of 1998.)





     Combined Balance Sheet
                                                        March 31,    December 31,
     Assets                                               1998           1997
       Current assets:
       Cash and cash investments                       $  251,640     $  587,820
       Marketable securities                               18,630         45,970
       Receivables                                        921,200        768,030
       Prepaid expenses and other                          91,100         85,250
       Deferred income taxes                               73,850         80,520
       Inventories:
         Raw material                                     305,530        286,120
         Finished goods                                   247,750        237,340
         Work in process                                  167,900        162,460
                                                          721,180        685,920
           Total current assets                         2,077,600      2,253,510

     Equity and other investments in affiliates           241,530        280,970
     Securities of Furnishings International Inc.         403,280        393,140
     Property and equipment, net                        1,790,270      1,654,840
     Acquired goodwill, net                             1,525,500        925,120
     0ther noncurrent assets                              405,100        421,170
           Total assets                                $6,443,280     $5,928,750

     Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable                                   $   28,430     $   72,340
       Accounts payable                                   270,840        264,980
       Accrued liabilities                                523,250        535,300
           Total current liabilities                      822,520        872,620

     Long-term debt                                     2,554,430      1,959,440
     Deferred income taxes and other                      375,200        365,470
     Other interests in combined affiliates               202,410        502,200
     Equity of shareholders of Masco Corporation        2,488,720      2,229,020
           Total liabilities and shareholders' equity  $6,443,280     $5,928,750


                                                          MASCO CORPORATION
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note H - Continued:

                                                       Three Months Ended
                                                           March 31
Combined Statement of Income                        1998               1997
Net sales                                        $1,434,800         $1,245,300

Costs and expenses, net:
  Cost of sales                                     950,610            821,960
  Selling, general and administrative expenses      259,060            233,520
  Other income (expense), net:
    Interest expense                                (39,110)           (27,540)
    Other income, net                                48,100             44,870
                                                      8,990             17,330
                                                  1,200,680          1,038,150
Income before income taxes and other interests      234,120            207,150
Income taxes                                         96,200             87,700
Income before other interests                       137,920            119,450
Other interests in combined affiliates               27,320             35,950
Net income                                       $  110,600         $   83,500

Earnings per share:
  Basic                                                $.67               $.53
  Diluted                                              $.65               $.51

Cash dividends declared and paid per share             $.21               $.20




                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note H - Concluded:

                                                        Three Months Ended
                                                             March 31

Combined Statement of Cash Flows                         1998         1997


Cash Flows From (For) Operating Activities:
  Cash provided by operations                        $   175,250   $ 140,030
  (Increase) in receivables                             (139,820)    (83,240)
  (Increase) in inventories                              (26,160)     (3,830)
  (Increase) decrease in marketable securities, net       27,340      (6,920)
  Increase (decrease) in current liabilities, net          1,450     (17,770)
     Total cash from operating activities                 38,060      28,270

Cash Flows From (For) Investing Activities:
  Acquisition of other interests in TriMas
     Corporation                                        (865,460)      ---
  Acquisitions, net of cash acquired                    (159,440)    (57,520)
  Capital expenditures                                   (61,260)    (43,270)
  Proceeds from redemption of debt by affiliate           56,900       ---
  Proceeds from sale of subsidiaries                       ---        76,560
  Other, net                                             (18,140)    (43,860)
     Total cash (for) investing activities            (1,047,400)    (68,090)

Cash Flows From (For) Financing Activities:
  Increase in debt                                     1,105,430      17,230
  Payment of debt                                       (395,190)   (104,750)
  Cash dividends paid                                    (37,080)    (38,090)
     Total cash from (for) financing activities          673,160    (125,610)

Cash and Cash Investments:
  Decrease for the period                               (336,180)   (165,430)
  At January 1                                           587,820     599,020
  At March 31                                        $   251,640   $ 433,590


                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

SALES AND OPERATIONS

     Net sales for the three months ended March 31, 1998 increased 22 percent to $1,039 million from $854 million for the comparable period in 1997; excluding recent acquisitions, first quarter 1998 net sales increased 10 percent. The increase in net sales includes increases in unit sales volume of cabinets, faucets and other kitchen and bath products.

     For the first quarter of 1998, sales of Kitchen and Bath Products increased 20 percent to $813 million from $679 million in the first quarter of 1997; excluding recent acquisitions, first quarter 1998 net sales for this segment increased 10 percent. Sales of Other Specialty Products for the first quarter of 1998 were $226 million, representing a 29 percent increase over net sales of $175 million for the first quarter of 1997; excluding recent acquisitions, net sales for this segment increased 11 percent for the first quarter of 1998.

     Net sales from North American operations for the first quarter of 1998 increased 20 percent to $857 million from $713 million for the comparable period in the prior year; excluding recent acquisitions, first quarter 1998 net sales from these operations increased 12 percent. Net sales from European-based operations for the first quarter of 1998 increased 29 percent to $182 million from $141 million for the first quarter of 1997; excluding recent acquisitions, first quarter 1998 net sales from these operations were relatively flat when compared with the first quarter of 1997. A stronger U.S. dollar, principally against the German Deutsche Mark, had a negative effect on the translation of European sales in the first quarter of 1998 as compared with the first quarter of 1997; excluding recent acquisitions, European net sales in the 1998 first quarter in local currencies increased by approximately 10 percent.

     Cost of sales as a percentage of sales increased slightly to 63.4 percent for the first quarter of 1998 from 63.2 percent for the comparable period in 1997. Excluding amortization of acquired goodwill ($6.0 million and $3.7 million for the first quarters of 1998 and 1997, respectively), selling, general and administrative expenses as a percentage of sales for the first quarter of 1998 decreased to 20.0 percent from 21.2 percent for the comparable period in 1997. The decrease in the selling, general and administrative expenses percentage in 1998 results largely from the Company's cost-containment initiatives and the leveraging of fixed and semi-fixed costs over a higher sales base.

     The Company's operating profit margins improved in the first quarter of 1998 as compared with the first quarter of 1997 principally due to the reduction in selling, general and administrative expenses as a percentage of sales. The Company's operating profit margin, before general corporate expense, was 18.0 percent for the first quarter of 1998 as compared with 17.6 percent for the first quarter of 1997. Operating profit margin, after general corporate expense, was 16.0 percent for the first quarter of 1998 as compared with 15.2 percent for the first quarter of 1997.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997 (continued)

OTHER INCOME (EXPENSE), NET

     Equity earnings from MascoTech, Inc. for the first quarter of 1998 were $5.2 million as compared with equity earnings from MascoTech of $6.0 million for the comparable period of 1997. In January 1998, MascoTech completed its acquisition of TriMas Corporation; the Company anticipates that this transaction will result in slightly higher equity earnings from MascoTech in future periods.

     Included in other income (expense), net for the three months ended March 31, 1997 is $2.5 million of interest income from a $151.4 million note receivable due from MascoTech, which was paid on September 30, 1997.

     Included in other interest income under other income (expense), net for the three months ended March 31, 1998 and 1997 is $10.1 million and $9.2 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $336 million at December 31,
1997).

     Included in other, net under other income (expense), net for the first quarters of 1998 and 1997 were income and gains aggregating $10.4 million and $5.0 million, respectively, regarding certain non-operating assets.

     Included in other, net under other income (expense), net for the first quarter of 1998 is a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to asset writedowns.


NET INCOME AND EARNINGS PER SHARE

     Net income for the first quarter of 1998 increased 32 percent to $110.6 million from $83.5 million for the comparable period of 1997. Basic and diluted earnings per share for the first quarter of 1998 increased 26 percent and 27 percent, respectively, to $.67 and $.65 from $.53 and $.51, respectively, for the first quarter of 1997.

     The Company estimates that its effective tax rate for 1998 will approximate 40 percent.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997 (concluded)


OTHER FINANCIAL INFORMATION

     At March 31, 1998, current assets were 2.8 times current liabilities.

     For the three months ended March 31, 1998, cash of $53.2 million was used for operating activities. Cash used for investing activities was $133.2 million, including $159.4 million for an acquisition and $36.4 million for capital expenditures; cash from investing activities included $54.6 million from the sale of the Company's TriMas investment and $8.0 million for other cash inflows. Cash used for financing activities was $80.0 million, including $107.9 million for the early retirement of certain of the Company's 9% notes and the payment of a premium associated with this early retirement, $57.5 million for the payment of debt and $34.7 million for cash dividends paid; cash provided by financing activities included an increase in debt of $120.1 million (primarily European bank debt for an acquisition). The aggregate of the preceding items represents a net cash outflow of $266.4 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of acquisition of companies, other than as mentioned above.

     First quarter 1998 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable (although there was no significant increase in receivable days). The annual increase in accounts receivable is historically experienced in the first half of the year.

     The Company's long-term debt as a percent of total capitalization ratio improved to 31 percent at March 31, 1998 as compared with approximately 36 percent at December 31, 1997. Such improvement primarily resulted from the conversion of the Company's $178 million of 5.25% convertible subordinated debentures due 2012, which the Company called for redemption on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $42.28 per share), resulting in the issuance of approximately 4.2 million shares of Company common stock in February 1998.

     During the second quarter of 1998, the Company issued $250 million of 6.625% debentures due 2018. Had the Company issued these debentures as of March 31, 1998, the Company's long-term debt as a percent of total capitalization ratio would have been approximately 35 percent. After giving effect to the issuance of these debentures, the Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $509 million of debt and equity securities.

     The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its working capital and other investment needs.

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:


                                               1998      1997

         Emco Limited, a Canadian company       42%       --
         MascoTech, Inc.                        17%       21%
         TriMas Corporation                     --         4%
         Hans Grohe, a German partnership       27%       27%

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

     The following presents condensed financial data of MascoTech, Inc. Amounts are in thousands.


                                              Three Months Ended March 31
                                                1998               1997

         Sales - Net                          $400,760           $233,440

         Gross Profit                         $104,390           $ 56,300

         Net Income (After Preferred
           Stock Dividends in 1997)           $ 32,740           $ 29,420


     On January 22, 1998, MascoTech announced the completion of its acquisition of TriMas Corporation. The Company recognized a $29 million pre-tax gain in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer.

                           PART II.  OTHER INFORMATION

                                MASCO CORPORATION


Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                 12 -  Computation of Ratio of Earnings to Fixed Charges

                 27 -  Financial Data Schedule

        (b)  Reports on Form 8-K:

                Report on Form 8-K dated February 12, 1998 reporting under item 5 the completion of the Company's redemption on February 12, 1998 of all of its outstanding 5.25% convertible subordinated debentures due 2012 and the issuance of a press release relating to the announcement of the Company's earnings for 1997.




                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



Date:    May 13, 1998               By:  /s/Richard G. Mosteller
                                         Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial Officer
                                           and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit


Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule