Form 10-Q
period 1998-06-30
MASCO CORP /DE/
filed 1998-08-14
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


 For Quarter Ended June 30, 1998.  Commission File Number 1-5794

                                MASCO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



        Delaware                                              38-1794485
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



 21001 Van Born Road, Taylor, Michigan                                 48180
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



                                   (313) 274-7400
--------------------------------------------------------------------------------
                                 (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                            August 1, 1998
            -----                                         ---------------------
Common stock, par value $1 per share                           340,161,000

                                MASCO CORPORATION

                                      INDEX



                                                                PAGE NO.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     June 30, 1998 and December 31, 1997             1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Six Months Ended June 30, 1998
                     and 1997                                        2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 1998 and 1997                          3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       10-13

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Six Months Ended June 30, 1998 and 1997            14

Part II.    Other Information and Signature                       15-17

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                    JUNE 30,      DECEMBER 31,
          ASSETS                                     1998             1997
          ------                                  ----------      ------------
Current assets:
     Cash and cash investments                    $  416,590      $    441,330
     Accounts and notes receivable, net              674,850           559,050
     Prepaid expenses and other                      143,690           111,340
     Inventories:
          Raw material                               257,130           229,040
          Finished goods                             127,860           161,920
          Work in process                            175,890           124,040
                                                  ----------      ------------
                                                     560,880           515,000
                                                  ----------      ------------
               Total current assets                1,796,010         1,626,720

Equity investment in MascoTech, Inc.                  52,710            52,780
Equity investments in other affiliates               156,780           175,300
Securities of Furnishings International Inc.         413,290           393,140
Property and equipment, net                        1,073,170         1,037,320
Acquired goodwill, net                               918,310           729,190
Other noncurrent assets                              356,650           319,310
                                                  ----------      ------------
               Total assets                       $4,766,920      $  4,333,760
                                                  ==========      ============
          LIABILITIES
Current liabilities:
     Notes payable                                $   24,450      $     68,460
     Accounts payable                                156,800           166,310
     Accrued liabilities                             384,620           385,230
                                                  ----------      ------------
               Total current liabilities             565,870           620,000

Long-term debt                                     1,417,860         1,321,470
Deferred income taxes and other                      180,800           163,270
                                                  ----------      ------------
               Total liabilities                   2,164,530         2,104,740
                                                  ----------      ------------

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  340,030           165,570
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                        ---               ---
Paid-in capital                                      317,030           304,560
Retained earnings                                  1,975,460         1,784,370
Cumulative translation adjustments                   (30,130)          (25,480)
                                                  ----------      ------------
               Total shareholders' equity          2,602,390         2,229,020
                                                  ----------      ------------
               Total liabilities and
                 shareholders' equity             $4,766,920      $  4,333,760
                                                  ==========      ============



            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30                     JUNE 30
                                    --------------------       -----------------------
                                        1998      1997            1998        1997
                                    ----------  --------       ----------  -----------

Net sales                           $1,085,000  $913,000       $2,124,000  $ 1,767,000
Cost of sales                          691,400   578,200        1,350,600    1,117,700
                                    ----------  --------       ----------  -----------
      Gross profit                     393,600   334,800          773,400      649,300

Selling, general and administrative
  expenses                             213,000   187,200          420,500      368,200
Amortization of acquired goodwill        6,800     3,800           12,800        7,500
                                    ----------  --------       ----------  -----------

      Operating profit                 173,800   143,800          340,100      273,600
                                    ----------  --------       ----------  -----------

Other income (expense), net:
   Interest expense                    (20,700)  (18,900)         (41,200)     (37,400)
   Re:  MascoTech, Inc.:
      Equity earnings                    5,100     4,300           10,300       10,300
      Interest income                    ---       2,500           ---           5,000
      Gain from change in investment     ---      29,500           ---          29,500
   Other, net                           30,600    (8,800)          63,900       10,600
                                    ----------  --------       ----------  -----------
                                        15,000     8,600           33,000       18,000
                                    ----------  --------       ----------  -----------

      Income before income taxes       188,800   152,400          373,100      291,600
Income taxes                            71,800    60,800          145,500      116,500
                                    ----------  --------       ----------  -----------

      Net income                    $  117,000  $ 91,600       $  227,600  $   175,100
                                    ==========  ========       ==========  ===========

Earnings per share:
  Basic                             $      .35  $    .29       $      .69  $       .55
                                    ==========  ========       ==========  ===========
  Diluted                           $      .34  $    .28       $      .66  $       .54
                                    ==========  ========       ==========  ===========
Cash dividends per share:
  Declared                                  --  $    .10       $     .105  $       .20
                                    ==========  ========       ==========  ===========
  Paid                              $     .105  $    .10       $      .21  $       .20
                                    ==========  ========       ==========  ===========


            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30,1998 and 1997
                             (Dollars in thousands)
                              --------------------

                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                      -----------------------
                                                        1998            1997
                                                      --------       --------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                      $221,590       $193,190
     (Increase) in receivables                         (97,110)       (69,420)
     (Increase) in inventories                         (34,160)        (9,480)
     Increase (decrease) in current liabilities, net    15,770         (6,830)
                                                      --------       --------

          Total cash from operating activities         106,090        107,460
                                                      --------       --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired   (189,370)       (87,850)
     Capital expenditures                              (74,610)       (64,760)
     Proceeds from sale of TriMas investment            54,640          ---
     0ther, net                                        (57,060)       (17,030)
                                                      --------       --------

          Total cash (for) investing activities       (266,400)      (169,640)
                                                      --------       --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                  131,320         17,170
     Issuance of 6.625% debentures                     250,000            ---
     Retirement of 9% notes, including retirement
       premium                                        (108,620)           ---
     Payment of debt                                   (66,610)       (31,060)
     Cash dividends paid                               (70,520)       (64,490)
                                                      --------       --------

          Total cash from (for) financing activities   135,570        (78,380)
                                                      --------       --------

CASH AND CASH INVESTMENTS:
     (Decrease) for the period                         (24,740)      (140,560)
     At January 1                                      441,330        473,730
                                                      --------       --------

     At June 30                                       $416,590       $333,170
                                                      ========       ========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 1998 and the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The condensed consolidated balance sheet at December 31, 1997 was derived from audited financial statements. Shares and per share data have been adjusted to reflect the July 1998 100 percent stock distribution to shareholders and to conform with the earnings per share presentation required under Statement of Financial Accounting Standards ("SFAS") No. 128. Certain amounts for the prior year periods have been reclassified to conform to the current year presentation.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30              JUNE 30
                                             -------------------    ------------------
                                               1998       1997       1998      1997
                                             --------   --------   --------  ---------
      Numerator:
         Basic (net income)                  $117,000   $ 91,600   $227,600  $ 175,100
         Add convertible debenture
           interest, net                        ---        1,400        700      2,900
         Diluted (net income)                $117,000   $ 93,000   $228,300  $ 178,000

      Denominator:
         Basic shares (based on weighted
           average)                           333,500    316,000    331,100    316,000
         Add:
           Contingently issued award shares     6,500      6,400      6,800      6,400
           Stock option dilution                4,200      2,800      4,000      2,600
           Convertible debentures                 ---      8,400      1,900      8,400
         Diluted shares                       344,200    333,600    343,800    333,400

        Diluted earnings per share in the first and second quarters of 1997 were $.26 and $.28, respectively, which when totaled equal $.54. Based on the above reconciliation for the six months ended June 30, 1997, however, diluted earnings per share approximates $.535.

C. During June 1998, the Company's Board of Directors adopted a resolution for a stock split, effected in the form of a 100 percent stock distribution (one additional share for every share held) to shareholders of record on June 19, 1998 to be issued on July 10, 1998. Following the issuance of the common shares for the stock split, the Company declared an increased quarterly dividend of $.11 per common share on its post-split shares. Such dividend is the equivalent of $.22 per share quarterly prior to the stock split. The Company had been previously paying a $.21 per share quarterly dividend on its pre-split shares.

D. During the second quarter of 1998, the Company acquired General Accessory Manufacturing Company, a manufacturer of stainless steel commercial washroom accessories and bathroom partitions, and Mirolin Industries, Inc., a Canadian manufacturer of tubs, shower enclosures and whirlpools. During the first quarter of 1998, the Company acquired Vasco Corporation, a Belgium-based manufacturer of residential decorative hydronic radiators and heat convectors. The aggregate net purchase price of these acquisitions was approximately $189 million and was principally financed with bank debt.

        In July 1998, the Company acquired The Brugman Group, a European manufacturer of residential hydronic radiators and heat convectors.

        The above acquisitions were accounted for as purchase transactions. Combined 1997 annual net sales of companies acquired in 1998 through July were approximately $150 million.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


E. In July 1998, the Company completed the sale of its Thermador subsidiary. Thermador is a U.S. manufacturer of kitchen appliances, with annualized 1998 net sales of approximately $140 million. The 1998 third quarter is expected to include a modest pre-tax gain, net from the sale.

F. The Company called for redemption its $178 million of 5.25% convertible subordinated debentures due 2012 on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $21.14 per share), resulting in the issuance of approximately 8.4 million shares of Company common stock in February 1998.

        During the first quarter of 1998, the Company retired approximately $98 million face value of its outstanding 9% debentures due 2001 (of a total face value of $175 million at December 31, 1997), using a portion of its available cash. The Company recognized an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

        During the second quarter of 1998, the Company issued $250 million of 6.625% debentures due April 2018.

G. Other income (expense), net consists of the following, in thousands:

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                   JUNE 30
                                     --------------------     --------------------
                                        1998        1997         1998        1997
                                     --------    --------     --------    --------
          Interest expense           $(20,700)   $(18,900)    $(41,200)   $(37,400)
          Re:  MascoTech, Inc.:
            Equity earnings             5,100       4,300       10,300      10,300
            Interest income               ---       2,500          ---       5,000
            Gain from change in
              investment                  ---      29,500          ---      29,500
          Equity earnings, other        2,700       1,700        4,000       3,500
          Income from cash and
            cash investments            4,600       3,600        8,200       7,900
          Other interest income        10,800       9,500       21,900      19,400
          Other, net                   12,500     (23,600)      29,800     (20,200)
                                     --------    --------     --------    --------
                                     $ 15,000    $  8,600     $ 33,000    $ 18,000
                                     ========    ========     ========    ========

        Included in other, net for the six months ended June 30, 1998 is a $29 million pre- tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to certain asset writedowns.

        Other, net for the three months and six months ended June 30, 1998 includes income and gains, net regarding certain non-operating assets of $16.0 million and $26.4 million, respectively, as compared with $7.4 million and $12.4 million of such income and gains, net for the comparable periods of the prior year.

        Included in other interest income for the three months and six months ended June 30, 1998 and 1997 is interest income of approximately $10.1 million and $20.2 million and approximately $9.0 million and $18.0 million, respectively, from the 12% pay-in- kind junior debt securities of Furnishings International Inc. (approximately $336 million principal amount at December 31, 1997).

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE G - CONTINUED:

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

        Other, net in the second quarter of 1997 includes charges aggregating $29.5 million, which offset the above-mentioned MascoTech gain, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

        During the first half of 1997, the Company recognized interest income at 6.625% on the $151.4 million receivable balance due from MascoTech.

H. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Accordingly, the Company's total comprehensive income was as follows, in thousands:

                                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE 30            JUNE 30
                                                ------------------  -----------------
                                                  1998      1997     1998      1997
                                                --------  --------  -------- --------
          Net income                            $117,000  $ 91,600  $227,600 $175,100
          Other comprehensive income, currency
            translation adjustments               (5,410)   (2,370)   (4,650) (16,530)
                                                --------  --------  -------- --------

             Total comprehensive income         $111,590  $ 89,230  $222,950 $158,570


I. On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


J. For 1998, the following presents, as one entity with Masco Corporation as the parent company, the combined unaudited financial statements of the Company and MascoTech, Inc., and for 1997, the combined unaudited financial statements of the Company, MascoTech and TriMas Corporation. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands. (MascoTech completed its acquisition of TriMas Corporation in the first quarter of 1998.)


        COMBINED BALANCE SHEET

                                                                JUNE 30,        DECEMBER 31,
        ASSETS                                                   1998               1997
                                                              ----------        ------------
        Current assets:
          Cash and cash investments                           $  447,220        $  587,820
          Marketable securities                                    9,220            45,970
          Receivables                                            909,950           768,030
          Prepaid expenses and other                             142,300            85,250
          Deferred income taxes                                   48,240            80,520
          Inventories:
            Raw material                                         318,130           286,120
            Finished goods                                       203,220           237,340
            Work in process                                      217,370           162,460
                                                              ----------        ----------
                                                                 738,720           685,920
                                                              ----------        ----------
              Total current assets                             2,295,650         2,253,510

        Equity and other investments in affiliates               246,540           280,970
        Securities of Furnishings International Inc.             413,290           393,140
        Property and equipment, net                            1,695,070         1,654,840
        Acquired goodwill, net                                 1,665,230           925,120
        0ther noncurrent assets                                  416,500           421,170
                                                              ----------        ----------
              Total assets                                    $6,732,280        $5,928,750
                                                              ==========        ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Notes payable                                       $   27,920        $   72,340
          Accounts payable                                       270,640           264,980
          Accrued liabilities                                    532,550           535,300
                                                              ----------        ----------
              Total current liabilities                          831,110           872,620

        Long-term debt                                         2,721,520         1,959,440
        Deferred income taxes and other                          361,600           365,470
        Other interests in combined affiliates                   215,660           502,200
        Equity of shareholders of Masco Corporation            2,602,390         2,229,020
                                                              ----------        ----------
              Total liabilities and shareholders' equity      $6,732,280        $5,928,750
                                                              ==========        ==========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note J - Continued:

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30                  JUNE 30
                                            ----------------------   ----------------------
COMBINED STATEMENT OF INCOME                   1998        1997         1998        1997
                                            ----------  ----------   ----------  ----------
Net sales                                   $1,516,400  $1,322,650   $2,951,200  $2,567,950
                                            ----------  ----------   ----------  ----------
Costs and expenses, net:
  Cost of sales                              1,005,730     873,370    1,956,340   1,695,330
  Selling, general and
    administrative expenses                    289,750     239,650      548,810     473,170
                                            ----------  ----------   ----------  ----------
  Other income (expense), net:
    Interest expense                           (41,480)    (27,670)     (80,590)    (55,210)
    Other income, net                           34,860      32,780       82,960      77,650
                                            ----------  ----------   ----------  ----------
                                                (6,620)      5,110        2,370      22,440
                                            ----------  ----------   ----------  ----------
                                             1,302,100   1,107,910    2,502,780   2,146,060
                                            ----------  ----------   ----------  ----------
Income before income taxes and
  other interests                              214,300     214,740      448,420     421,890
Income taxes                                    72,410      89,360      168,610     177,060
                                            ----------  ----------   ----------  ----------
Income before other interests                  141,890     125,380      279,810     244,830

Other interests in combined affiliates          24,890      33,780       52,210      69,730
                                            ----------  ----------   ----------  ----------

Net income                                  $  117,000  $   91,600   $  227,600  $  175,100
                                            ==========  ==========   ==========  ==========
Earnings per share:
  Basic                                     $      .35  $      .29   $      .69  $      .55
                                            ==========  ==========   ==========  ==========
  Diluted                                   $      .34  $      .28   $      .66  $      .54
                                            ==========  ==========   ==========  ==========
Cash dividends per share:
  Declared                                          --  $      .10   $     .105  $      .20
                                            ==========  ==========   ==========  ==========
  Paid                                      $     .105        $.10        $ .21  $      .20
                                            ==========  ==========   ==========  ==========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note J - Concluded:

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                      ---------------------

COMBINED STATEMENT OF CASH FLOWS                         1998        1997
                                                      ----------  ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Cash provided by operations                         $  355,900  $ 318,470
  (Increase) in receivables                             (120,050)   (84,030)
  (Increase) in inventories                              (36,790)    (5,600)
  Decrease in marketable securities, net                  36,750      3,380
  Increase (decrease) in current liabilities, net         28,640    (10,030)
                                                      ----------  ---------
     Total cash from operating activities                264,450    222,190
                                                      ----------  ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Acquisition of other interests in TriMas
    Corporation                                         (868,310)     ---
  Acquisition of companies, net of cash acquired        (207,250)  (105,980)
  Capital expenditures                                  (124,400)   (94,810)
  Proceeds from redemption of debt by affiliate           80,500      ---
  Proceeds from sale of subsidiaries                      25,020     76,560
  Other, net                                            (107,150)   (79,820)
                                                      ----------  ---------
     Total cash (for) investing activities            (1,201,590)  (204,050)
                                                      ----------  ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Increase in debt                                     1,390,230     37,290
  Payment of debt                                       (518,060)  (110,080)
  Cash dividends paid                                    (75,630)   (76,800)
                                                      ----------  ---------
     Total cash from (for) financing activities          796,540   (149,590)
                                                      ----------  ---------

CASH AND CASH INVESTMENTS:
  Increase (decrease) for the period                    (140,600)  (131,450)
  At January 1                                           587,820    599,020
                                                      ----------  ---------
  At June 30                                          $  447,220  $ 467,570
                                                      ==========  =========

                                MASCO CORPORATION

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1998 AND THE FIRST SIX MONTHS 1998 VERSUS
SECOND QUARTER 1997 AND THE FIRST SIX MONTHS 1997

                              SALES AND OPERATIONS

        Net sales increased 19 percent and 20 percent for the three months and six months ended June 30, 1998, respectively, from the comparable periods in 1997. Excluding acquisition of companies during 1998 and 1997, net sales for the three months and six months ended June 30, 1998 increased 9 percent and 10 percent, respectively, from the comparable periods in 1997; these increases in net sales are principally due to increases in unit sales volume of cabinets, other kitchen and bath products and faucets.

        Sales of Kitchen and Bath Products for the three months and six months ended June 30, 1998 were $841 million and $1,654 million, respectively, representing increases of 18 percent and 19 percent, respectively, from the comparable periods in 1997; excluding acquisition of companies, net sales of this segment increased 9 percent and 10 percent, respectively for the three months and six months ended June 30, 1998.

        Sales of Other Specialty Products for the three months and six months ended June 30, 1998 were $244 million and $470 million, respectively, representing increases of 21 percent and 25 percent, respectively, from the comparable periods in 1997; excluding acquisition of companies, net sales of this segment increased 6 percent and 9 percent, respectively, for the three months and six months ended June 30, 1998.

        Net sales from North American operations for the second quarter and six months ended June 30, 1998 were $887 million and $1,744 million, respectively, representing increases of 17 percent and 18 percent, respectively, from the comparable periods in 1997; excluding acquisition of companies, net sales from these operations increased 10 percent and 11 percent, respectively, from the comparable periods in 1997. Net sales from European operations for the second quarter and six months ended June 30, 1998 were $198 million and $380 million, respectively, representing increases of 30 percent, from the comparable periods in 1997; excluding acquisition of companies, net sales from these operations were flat when compared with the prior year periods. A stronger U.S. dollar, principally against the German Deutsche Mark, had a negative effect on the translation of European sales in the first half of 1998, as compared with the first half of 1997; excluding acquisition of companies, European net sales for the second quarter and six months ended June 30, 1998 in local currencies increased by approximately 10 percent.

        The Company's operating profit margins improved in the second quarter and first half of 1998 from the comparable 1997 periods. Cost of sales as a percentage of sales increased slightly to 63.7 percent from 63.3 percent and to
63.6 percent from 63.3 percent for the second quarter and six months ended June 30, 1998, respectively, from the comparable periods in 1997; selling, general and administrative expenses as a percentage of sales decreased to 19.7 percent from 20.5 percent and to 19.8 percent from 20.8 percent for the second quarter and six months ended June 30, 1998, respectively, from the comparable periods in 1997. The decrease in the selling, general and administrative expenses percentage in 1998 includes the Company's cost-control initiatives and the leveraging of fixed costs over a higher sales base. The Company's operating profit margins, before general corporate expense, were 18.0 percent for both the second quarter and six months ended June 30, 1998, respectively, as compared with 18.0 percent and 17.8 percent for the comparable 1997 periods. Operating profit margins, after general corporate expense, were 16.0 percent for both the second quarter and six months ended June 30, 1998, as compared with 15.8 percent and 15.5 percent for the comparable 1997 periods.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                           OTHER INCOME (EXPENSE), NET

        Included in other income (expense), net for the second quarter and six months ended June 30, 1998 were equity earnings from MascoTech, Inc. of $5.1 million and $10.3 million, respectively, as compared with equity earnings of $4.3 million and $10.3 million for the comparable periods of the prior year.

        Included in other, net for the six months ended June 30, 1998 is a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to certain asset writedowns.

        Other, net for the three months and six months ended June 30, 1998 includes income and gains, net regarding certain non-operating assets of $16.0 million and $26.4 million, respectively, as compared with $7.4 million and $12.4 million of such income and gains, net for the comparable periods of the prior year.

        Included in other interest income for the three months and six months ended June 30, 1998 and 1997 is interest income of approximately $10.1 million and $20.2 million and approximately $9.0 million and $18.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $336 million principal amount at December 31,
1997).

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

        Other, net in the second quarter of 1997 includes charges aggregating $29.5 million, which offset the above-mentioned MascoTech gain, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

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

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                        NET INCOME AND EARNINGS PER SHARE

        Net income for the second quarter of 1998 increased 28 percent to $117 million from $91.6 million in the comparable 1997 period. Basic and diluted earnings per share for the second quarter of 1998 each increased 21 percent, to $.35 and $.34 from $.29 and $.28, respectively, for the comparable period of 1997.

        Net income for the six months ended June 30, 1998 increased 30 percent to $227.6 million from $175.1 million in the comparable 1997 period. Basic and diluted earnings per share for the six months ended June 30, 1998 increased 25 percent and 22 percent, respectively, to $.69 and $.66 from $.55 and $.54, respectively, for the comparable period of 1997.

        The Company's effective tax rate for the three months and six months ended June 30, 1998 was 38.0 percent and 39.0 percent, respectively, as compared with 39.9 percent and 40.0 percent for the comparable periods of the prior year. The reduction in the Company's effective tax rate is principally due to the improved utilization of foreign tax credits and the utilization of a portion of the Company's capital loss carryforward benefit. The Company estimates that its effective tax rate for 1998 will approximate 39.0 percent.

                           OTHER FINANCIAL INFORMATION

        During June 1998, the Company's Board of Directors adopted a resolution for a stock split, effected in the form of a 100 percent stock distribution (one additional share for every share held) to shareholders of record on June 19, 1998 to be issued on July 10, 1998. Following the issuance of the common shares for the stock-split, the Company declared an increased quarterly dividend of $.11 per common share on its post-split shares. Such dividend is the equivalent of $.22 per share quarterly prior to the stock split. The Company had been previously paying a $.21 per share quarterly dividend on its pre-split shares.

        At June 30, 1998, current assets were 3.2 times current liabilities.

        For the six months ended June 30, 1998, cash of $106.1 million was provided by operating activities. Cash used for investing activities was $266.4 million, including $189.4 million for acquisition of companies, $74.6 million for capital expenditures and $57.0 million for other cash outflows; cash from investing activities included $54.6 million from the sale of the Company's TriMas investment. Financing activities provided cash of $135.6 million, including $250 million from the issuance of 6.625% debentures and an increase in debt of $131.3 million (primarily European bank debt for an acquisition); cash used for financing activities included $108.6 million for the early retirement of certain of the Company's 9% notes and the payment of a premium associated with this early retirement, $66.6 million for the payment of debt and $70.5 million for cash dividends paid. The aggregate of the preceding items represents a net cash outflow of $24.7 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of acquisition of companies, other than as mentioned above.

                              MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


        First and second quarter 1998 cash from operations was affected by an expected and recurring first-half increase in accounts receivable. As the annual increase in accounts receivable is historically experienced in the first half of the year, cash flows from operations in the remaining two quarters of 1998 are not expected to be affected by significant increases in accounts receivable.

        The Company called for redemption its $178 million of 5.25% convertible subordinated debentures due 2012 on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $21.14 per share), resulting in the issuance of approximately 8.4 million shares of Company common stock in February 1998.

        The Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $509 million of debt and equity securities.

        The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its future working capital and other investment needs.

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


        Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


                                                  1998       1997
                                                  ----       ----

            Emco Limited, a Canadian company       42%        --
            MascoTech, Inc.                        17%        17%
            Hans Grohe, a German partnership       27%        27%
            TriMas Corporation                     --          4%

        During October 1996, the Company completed the sale to MascoTech of 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock. Under the sale agreement, the Company received approximately $266 million, with $115 million cash paid at closing. The $151 million balance of the consideration was paid by MascoTech to the Company on September 30, 1997; as provided for in the sale agreement, MascoTech at that date delivered to the Company 9.9 million shares (approximately 42 percent) of the outstanding common stock of Emco Limited and $45.6 million in cash. Emco Limited is a leading Canadian distributor and manufacturer of building products for the residential, commercial and industrial construction markets.

        The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                    JUNE 30                  JUNE 30
                              --------------------    --------------------
                                1998        1997        1998        1997
                              --------    --------    --------    --------
         Net Sales            $433,480    $233,040    $834,240    $466,480
                              ========    ========    ========    ========



         Gross Profit         $117,070    $ 53,990    $221,460    $110,290
                              ========    ========    ========    ========



         Net Income (After
            Preferred Stock
            Dividends)        $ 29,820    $ 21,650    $ 62,560    $ 51,070
                              ========    ========    ========    ========

        On January 22, 1998, MascoTech announced the completion of its acquisition of TriMas Corporation. The Company recognized a $29 million pre-tax gain in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

Item 1.       Legal Proceedings

              During the second quarter of 1998, a subsidiary of the Company was issued a proposed civil penalty in excess of $100,000 by a county wastewater agency for alleged past exceedances of wastewater discharge limitations. The subsidiary and the agency are in the process of finalizing a consent decree to resolve this matter, and the costs of any penalties will be immaterial to the Company. The subsidiary is now in compliance with all applicable wastewater discharge requirements.

Items 2 & 3 are not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on May 20, 1998 at which the stockholders voted upon the election of three nominees for Class I Directors and the approval of the appointment of one additional Class II Director and one additional Class III Director; an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Company common stock to 900,000,000; and ratification of the selection of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers) as independent auditors for the Company for 1998. The following is a tabulation of the votes.

              ELECTION OF CLASS I DIRECTORS
                                                            FOR         WITHHELD
                                                        -----------    ---------
              Wayne B. Lyon                             142,067,512    3,059,918
              Arman Simone                              142,077,224    3,050,206
              Peter W. Stroh                            142,057,391    3,070,039

              APPOINTMENT OF CLASS II DIRECTOR
              Raymond F. Kennedy                        143,332,079    1,795,351

              APPOINTMENT OF CLASS III DIRECTOR
              Thomas G. Denomme                         142,097,254    3,030,176


              APPROVAL OF AN AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMPANY COMMON STOCK TO 900,000,000.

              For                    108,357,421
              Against                 34,260,304
              Abstentions and
              Broker Non-voters        2,509,705


              APPROVAL OF COOPERS & LYBRAND L.L.P. TO ACT AS INDEPENDENT AUDITORS FOR THE COMPANY FOR 1998.

              For                    142,712,485
              Against                     24,392
              Abstentions and
              Broker Non-voters        2,390,553

                     Part II. OTHER INFORMATION (Concluded)

                                MASCO CORPORATION


Item 5.  OTHER INFORMATION

         In accordance with new Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, management proxies for the Company's 1999 Annual Meeting of Stockholders intend to use their discretionary voting authority with respect to any proposal presented at the meeting by a stockholder who does not provide the Company with written notice of such proposal prior to December 29, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

                 3i - Restated Certificate of Incorporation of Masco Corporation and amendments thereto.

                 4a - Director's resolutions establishing Masco Corporation's 6.625% Debentures due April 15, 2018 under the Indenture dated as of December 1, 1982 between Masco Corporation and The First National Bank of Chicago, as successor Trustee to Morgan Guaranty Trust Company of New York, which Indenture has been filed as an Exhibit to Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

                 4b - Amendment dated as of March 30, 1998 to the $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco
                        Corporation, the banks party thereto and Morgan Guaranty Trust Company of New York, as agent.

                 12 -   Computation of Ratio of Earnings to Fixed Charges.

                 27a- Financial Data Schedule as of and for the year-to-date period ended June 30, 1998.

                 27b- Financial Data Schedule as of and for the year-to-date period ended March 31, 1998, amended for the 100 percent stock distribution to shareholders in July 1998.

                 27c- Financial Data Schedule as of and for the year-to-date periods ended December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997,
                        amended for the 100 percent stock distribution to shareholders in July 1998.

                 27d- Financial Data Schedule as of and for the year-to-date periods ended December 31, 1996, September 30, 1996, June 30, 1996 and March 31, 1996,
                        amended for the 100 percent stock distribution to shareholders in July 1998.

                 27e- Financial Data Schedule as of and for the year ended December 31, 1995, amended for the 100 percent stock distribution to shareholders in July 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONCLUDED)


         (b)  REPORTS ON FORM 8-K:


                         None






                                     SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



DATE:     AUGUST 13, 1998            BY:   /s/ Richard G. Mosteller
       -----------------------             -------------------------------------
                                           Richard G. Mosteller
                                           Senior Vice-President - Finance
                                           (Chief Financial Officer
                                            and Authorized Signatory)

                              MASCO CORPORATION

                                EXHIBIT INDEX



  EXHIBIT


Exhibit 3i -   Restated Certificate of Incorporation of Masco Corporation
               and amendments thereto.

Exhibit 4a -   Director's resolutions establishing Masco Corporation's 6.625%
               Debentures due April 15, 2018 under the Indenture dated as of December 1, 1982 between Masco Corporation and The First National
               Bank of Chicago, as successor Trustee to Morgan Guaranty Trust
               Company of New York, which Indenture has been filed as an Exhibit to Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit 4b -   Amendment dated as of March 30, 1998 to the $750,000,000
               Amended and Restated Credit Agreement dated as of November 14,
               1996 among Masco Corporation, the banks party thereto and Morgan
               Guaranty Trust Company of New York, as agent.

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27a Financial Data Schedule as of and for the year-to-date period ended June 30, 1998.

Exhibit 27b Financial Data Schedule as of and for the year-to-date period ended March 31, 1998, amended for the 100 percent stock distribution to shareholders in July 1998.

Exhibit 27c Financial Data Schedule as of and for the year-to-date periods ended December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997, amended for the 100 percent stock distribution to shareholders in July 1998.

Exhibit 27d Financial Data Schedule as of and for the year-to-date periods ended December 31, 1996, September 30, 1996, June 30, 1996 and March 31, 1996, amended for the 100 percent stock distribution to shareholders in July 1998.

Exhibit 27e Financial Data Schedule as of and for the year ended December 31, 1995, amended for the 100 percent stock distribution to shareholders in July 1998.