Form 10-Q
period 1998-09-30
MASCO CORP /DE/
filed 1998-11-13
CIK 62996

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


             Quarterly Report Pursuant To Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


 For Quarter Ended September 30, 1998.  Commission File Number 1-5794

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

                             Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    Shares Outstanding at
            Class                                     November 1, 1998

Common stock, par value $1 per share                    339,225,000

                               MASCO CORPORATION

                                     INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     September 30, 1998 and December 31, 1997        1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Nine Months Ended September 30, 1998
                     and 1997                                        2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1998 and 1997                     3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       10-15

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Nine Months Ended September 30, 1998
                 and 1997                                          16

Part II.    Other Information and Signature                        17

                               MASCO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                   September 30, 1998 and December 31, 1997
                            (Dollars in thousands)


                                                 September 30,   December 31,
          ASSETS                                     1998            1997
Current assets:
     Cash and cash investments                    $  442,880      $  441,330
     Accounts and notes receivable, net              734,660         559,050
     Prepaid expenses and other                      111,320         111,340
     Inventories:
          Raw material                               242,850         229,040
          Finished goods                             176,460         161,920
          Work in process                            131,410         124,040
                                                     550,720         515,000
               Total current assets                1,839,580       1,626,720

Equity investment in MascoTech, Inc.                  57,160          52,780
Equity investments in other affiliates               161,300         175,300
Securities of Furnishings International Inc.         423,910         393,140
Property and equipment, net                        1,119,580       1,037,320
Acquired goodwill, net                               974,600         729,190
Other noncurrent assets                              440,070         319,310
               Total assets                       $5,016,200      $4,333,760

          LIABILITIES
Current liabilities:
     Notes payable                                $  261,130      $   68,460
     Accounts payable                                155,210         166,310
     Accrued liabilities                             456,860         385,230
               Total current liabilities             873,200         620,000

Long-term debt                                     1,292,990       1,321,470
Deferred income taxes and other                      186,160         163,270
               Total liabilities                   2,352,350       2,104,740

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  340,270         165,570
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                    ---             ---
Paid-in capital                                      319,230         304,560
Retained earnings                                  2,026,370       1,784,370
Cumulative translation adjustments                   (22,020)        (25,480)
               Total shareholders' equity          2,663,850       2,229,020
               Total liabilities and
                 shareholders' equity             $5,016,200      $4,333,760




           See notes to condensed consolidated financial statements.

                               MASCO CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

    For the Three Months and Nine Months Ended September 30, 1998 and 1997
                 (Dollars in thousands except per share data)



                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                               1998        1997           1998        1997

Net sales                   $1,122,000  $1,003,000     $3,246,000  $2,770,000
Cost of sales                  717,100     634,000      2,067,700   1,751,700

      Gross profit             404,900     369,000      1,178,300   1,018,300

Selling, general and
  administrative expenses      216,900     205,100        637,400     573,300
Amortization of acquired
  goodwill                       7,400       5,400         20,200      12,900


      Operating profit         180,600     158,500        520,700     432,100

Other income (expense), net:
   Interest expense            (22,600)    (20,700)       (63,800)    (58,200)
   Re:  MascoTech, Inc.:
      Equity earnings            2,700       1,300         13,000      11,600
      Interest income            ---         2,500           ---        7,500
      Gain from change in
        investment               ---         ---             ---       29,500
   Other, net                   36,400      28,300        100,300      39,000
                                16,500      11,400         49,500      29,400

      Income before income
        taxes                  197,100     169,900        570,200     461,500
Income taxes                    71,200      68,100        216,700     184,600

      Net income            $  125,900  $  101,800     $  353,500  $  276,900

Earnings per share:
  Basic                          $ .38       $ .32          $1.07       $ .87
  Diluted                        $ .37       $ .30          $1.03       $ .84


Cash dividends per share:
  Paid                           $ .11       $.10           $.32        $.30
  Declared                       $ .22       $.105          $.325       $.305










           See notes to condensed consolidated financial statements.

                               MASCO CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

             For the Nine Months Ended September 30, 1998 and 1997
                            (Dollars in thousands)


                                                          Nine Months Ended
                                                           September 30
                                                         1998          1997

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                      $ 351,270      $298,940
     (Increase) in receivables                         (144,260)      (66,960)
     (Increase) in inventories                          (37,220)      (21,520)
     (Increase) decrease in prepaid
       expenses and other                                 1,730       (34,770)
     Increase in current liabilities                     37,060        11,400

          Total cash from operating activities          208,580       187,090

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired    (237,600)     (186,920)
     Capital expenditures                              (122,230)     (102,950)
     Proceeds from sale of subsidiary                    83,000         ---
     Proceeds from sale of TriMas investment             54,640         ---
     Collection of MascoTech note receivable              ---          45,580
     0ther, net                                         (77,390)       56,090

          Total cash (for) investing activities        (299,580)     (188,200)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt, principally European bank debt   175,820        85,720
     Issuance of 6.625% debentures                      250,000         ---
     Retirement of 9% notes                            (108,620)        ---
     Payment of other debt                              (72,150)      (62,240)
     Cash dividends paid                               (108,070)      (96,930)
     Other, net                                         (44,430)      (20,130)

          Total cash from (for) financing activities     92,550       (93,580)

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                   1,550       (94,690)
     At January 1                                       441,330       473,730

     At September 30                                  $ 442,880      $379,040












           See notes to condensed consolidated financial statements.

                               MASCO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The condensed consolidated balance sheet at December 31, 1997 was derived from audited financial statements. Shares and per share data in the financial statements and notes have been adjusted to reflect the July 1998 100 percent stock distribution to shareholders and to conform with the earnings per share presentation required under Statement of Financial Accounting Standards ("SFAS") No. 128. Certain amounts for the prior year periods have been reclassified to conform to the current year presentation.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                        1998      1997        1998      1997
      Numerator:
         Basic (net income)           $125,900  $101,800    $353,500  $276,900
         Add convertible debenture
           interest, net                 ---       1,500         700     4,400
         Diluted (net income)         $125,900  $103,300    $354,200  $281,300

      Denominator:
         Basic shares (based on
           weighted average)           333,200   321,600     331,700   317,800
         Add:
           Contingent award shares       7,100     6,500       7,000     6,600
           Stock option dilution         3,700     3,900       3,700     2,900
           Convertible debentures        ---       8,400       1,300     8,400
         Diluted shares                344,000   340,400     343,700   335,700

C. In June 1998, the Company effected a stock split in the form of a 100 percent stock distribution (one additional share for every share held). Following the issuance of the common shares for the stock split, the Company declared an increased quarterly dividend of $.11 per common share on its post-split shares. Such dividend is the equivalent of $.22 per share quarterly prior to the stock split; the Company had been previously paying a $.21 per share quarterly dividend on its pre-split shares.

D. In the third quarter of 1998, the Company acquired The Brugman Group, a European manufacturer of residential hydronic radiators and heat convectors. During the second quarter of 1998, the Company acquired General Accessory Manufacturing Company, a manufacturer of stainless steel commercial washroom accessories and bathroom partitions, and Mirolin Industries, Inc., a Canadian manufacturer of tubs, shower enclosures and whirlpools. During the first quarter of 1998, the Company acquired Vasco Corporation, a European manufacturer of residential decorative hydronic radiators and heat convectors. The aggregate net purchase price of these cash acquisitions was approximately $238 million and was principally financed with bank debt.

     The above acquisitions were accounted for as purchase transactions. Combined 1997 annual net sales of companies acquired in 1998 through September were approximately $150 million.

                              MASCO CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. In July 1998, the Company completed the sale of its Thermador subsidiary, a U.S. manufacturer of kitchen appliances, with annualized 1998 net sales of approximately $140 million. All significant accounts have been eliminated effective from the date of disposal.

F. The Company called for redemption its $178 million of 5.25% convertible subordinated debentures due 2012 in February 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $21.14 per share), resulting in the issuance of approximately 8.4 million shares of Company common stock in February 1998.

     During the first quarter of 1998, the Company retired approximately $98 million face value of its outstanding 9% notes due 2001 (of a total face value of $175 million at December 31, 1997), using a portion of its available cash. The Company recognized an approximate $12 million pre-tax charge in the first quarter of 1998 related to the early retirement of long-term debt.

     During the second quarter of 1998, the Company issued $250 million of 6.625% debentures due April 2018. In October 1998, the Company issued $100 million of 5.75% notes due October 15, 2008. The proceeds from these financings were used for general corporate purposes, including working capital, repayment of debt and expenditures for development activities.

G.   Other income (expense), net consists of the following, in thousands:

                                  Three Months Ended        Nine Months Ended
                                    September 30             September 30
                                   1998        1997         1998        1997

          Interest expense      $(22,600)   $(20,700)    $(63,800)   $(58,200)
          Re:  MascoTech, Inc.:
            Equity earnings        2,700       1,300       13,000      11,600
            Interest income         ---        2,500         ---        7,500
            Gain from change in
              investment            ---         ---          ---       29,500
          Equity earnings, other   4,600       1,500        8,600       5,100
          Income from cash and
           cash investments        6,800       4,200       15,000      12,100
          Other interest income   11,500       9,900       33,400      29,100
          Other, net              13,500      12,700       43,300      (7,300)
                                $ 16,500    $ 11,400     $ 49,500    $ 29,400

     Included in other interest income is interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $336 million principal amount at December 31, 1997). Such interest income approximated $10.6 million and $9.0 million, respectively, for the third quarter of 1998 and 1997 and $30.8 million and $27.0 million, respectively, for the nine months ended September 30, 1998 and 1997.

     Included in other, net for the three months ended September 30, 1998 is an approximate $30 million pre-tax gain from the sale of the Company's Thermador subsidiary. Such gain was partly offset by pre-tax expense aggregating approximately $26 million, principally related to the disposition of certain non-operating assets.

     Other, net for the nine months ended September 30, 1998 includes income and gains, net regarding certain non-operating assets of $18.5 million, as compared with similar income of $23.4 million for the comparable period of the prior year. Also included in other, net for the nine months ended September 30, 1998 is a first quarter $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was partly offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

                              MASCO CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note G - Continued:

     In June 1997, MascoTech, Inc., an equity affiliate, redeemed all of its outstanding convertible preferred stock in exchange for the issuance of approximately 10 million shares of its common stock. This issuance reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of approximately $29.5 million during the second quarter of 1997.

     Other, net for the nine months ended September 30, 1997 includes charges aggregating $29.5 million, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

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

H. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Accordingly, the Company's total comprehensive income was as follows, in thousands:

                                       Three Months Ended  Nine Months Ended
                                         September 30        September 30
                                         1998      1997      1998      1997

          Net income                   $125,900  $101,800  $353,500  $276,900
          Other comprehensive income,
            currency translation
            adjustments                   8,110    (4,210)    3,460   (20,740)

             Total comprehensive
               income                  $134,010  $ 97,590  $356,960  $256,160


I. During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (effective January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

     Combined Balance Sheet
                                                   September 30,  December 31,
     Assets                                            1998           1997
     Current assets:
       Cash and cash investments                   $  471,900     $  587,820
       Marketable securities                            2,540         45,970
       Receivables                                    959,040        768,030
       Prepaid expenses and other                     108,200         85,250
       Deferred income taxes                           47,490         80,520
       Inventories:
         Raw material                                 300,920        286,120
         Finished goods                               262,000        237,340
         Work in process                              174,850        162,460
                                                      737,770        685,920
           Total current assets                     2,326,940      2,253,510

     Equity and other investments in
       affiliates                                     254,200        280,970
     Securities of Furnishings International Inc.     423,910        393,140
     Property and equipment, net                    1,791,600      1,654,840
     Acquired goodwill, net                         1,728,700        925,120
     0ther noncurrent assets                          499,110        421,170
           Total assets                            $7,024,460     $5,928,750

     Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable                               $  265,690     $   72,340
       Accounts payable                               269,880        264,980
       Accrued liabilities                            613,240        535,300
           Total current liabilities                1,148,810        872,620

     Long-term debt                                 2,618,140      1,959,440
     Deferred income taxes and other                  370,660        365,470
     Other interests in combined affiliates           223,000        502,200
     Equity of shareholders of Masco Corporation    2,663,850      2,229,020
           Total liabilities and shareholders'
             equity                                $7,024,460     $5,928,750

                               MASCO CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note J - Continued:

                                Three Months Ended       Nine Months Ended
                                  September 30            September 30
Combined Statement of Income     1998        1997         1998        1997


Net sales                     $1,518,380  $1,386,760   $4,469,580  $3,954,710

Costs and expenses, net:
  Cost of sales                1,013,330     929,870    2,969,670   2,625,200
  Selling, general and
    administrative expenses      275,460     259,220      824,270     732,390
  Other income (expense), net:
    Interest expense             (44,030)    (29,020)    (124,620)    (84,230)
    Other income, net             37,140      38,500      120,100     116,150
                                  (6,890)      9,480       (4,520)     31,920
                               1,295,680   1,179,610    3,798,460   3,325,670
Income before income taxes
  and other interests            222,700     207,150      671,120     629,040
Income taxes                      82,760      85,840      251,370     262,900

Income before other
  interests                      139,940     121,310      419,750     366,140

Other interests in combined
  affiliates                      14,040      19,510       66,250      89,240


Net income                    $  125,900  $  101,800   $  353,500  $  276,900

Earnings per share:
  Basic                            $ .38       $ .32        $1.07       $ .87
  Diluted                          $ .37       $ .30        $1.03       $ .84

Cash dividends per share:
  Paid                             $ .11       $.10         $.32        $.30
  Declared                         $ .22       $.105        $.325       $.305

                               MASCO CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)


Note J - Concluded:

                                                        Nine Months Ended
                                                           September 30

Combined Statement of Cash Flows                         1998        1997

Cash Flows From (For) Operating Activities:
  Cash provided by operations                         $  527,240  $ 497,770
  (Increase) in receivables                             (155,950)   (84,210)
  (Increase) in inventories                              (47,110)   (14,200)
  (increase) decrease in prepaid expenses                  1,730    (34,770)
  Decrease in marketable securities                       43,430      5,590
  Increase in current liabilities                         66,300     12,330
     Total cash from operating activities                435,640    382,510

Cash Flows From (For) Investing Activities:
  Acquisition of other interests in
    TriMas Corporation                                  (869,680)     ---
  Acquisition of companies, net of cash acquired        (277,540)  (205,470)
  Capital expenditures                                  (196,480)  (153,460)
  Proceeds from redemption of debt by affiliate           80,500      ---
  Proceeds from sale of subsidiaries                     108,020     76,560
  Other, net                                            (121,350)    58,350
     Total cash (for) investing activities            (1,276,530)  (224,020)

Cash Flows From (For) Financing Activities:
  Increase in debt                                     1,460,470    123,120
  Payment of debt                                       (526,750)  (152,830)
  Cash dividends paid                                   (115,500)  (113,150)
  Other, net                                             (93,250)   (42,700)
     Total cash from (for) financing activities          724,970   (185,560)

Cash and Cash Investments:
  (Decrease) for the period                             (115,920)   (27,070)
  At January 1                                           587,820    599,020
  At September 30                                     $  471,900  $ 571,950

                               MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1998 AND THE FIRST NINE MONTHS 1998 VERSUS
THIRD QUARTER 1997 AND THE FIRST NINE MONTHS 1997

SALES AND OPERATIONS

     Net sales increased 12 percent and 17 percent for the three months and nine months ended September 30, 1998, respectively, from the comparable periods in 1997. Excluding acquisition and disposition of companies during 1998 and 1997, net sales for the three months and nine months ended September 30, 1998 increased 12 percent and 11 percent, respectively, from the comparable periods in 1997; these increases in net sales are principally due to increases in sales volume of cabinets, faucets and other kitchen and bath products.

     Sales of Kitchen and Bath Products for the three months and nine months ended September 30, 1998 were $834 million and $2,488 million, respectively, representing increases of 9 percent and 15 percent, respectively, from the comparable periods in 1997; excluding acquisition and disposition of companies, net sales of this segment increased 12 percent and 10 percent, respectively, from the comparable periods in 1997.

     Sales of Other Specialty Products for the three months and nine months ended September 30, 1998 were $288 million and $758 million, respectively, representing increases of 22 percent and 24 percent, respectively, from the comparable periods in 1997; excluding acquisition and disposition of companies, net sales of this segment increased 12 percent and 14 percent, respectively, from the comparable periods in 1997.

     Net sales from North American operations for the three months and nine months ended September 30, 1998 were $896 million and $2,641 million, respectively, representing increases of 10 percent and 15 percent, respectively, from the comparable periods in 1997; excluding acquisition and disposition of companies, net sales from these operations increased 13 percent and 12 percent, respectively, from the comparable periods in 1997. Net sales from European operations for the three months and nine months ended September 30, 1998 were $226 million and $605 million, respectively, representing increases of 22 percent and 27 percent, respectively, from the comparable periods in 1997; excluding acquisition and disposition of companies, net sales from these operations were relatively flat in the first two quarters of 1998 and up 6 percent in the third quarter of 1998 when compared with the prior year periods. A stronger U.S. dollar, principally against the German Deutsche Mark, had a negative effect on the translation of European sales for the first six months of 1998, as compared with the first six months of 1997.

     The Company's operating profit margins improved for the three months and nine months ended September 30, 1998 from the comparable 1997 periods. Cost of sales as a percentage of sales, influenced by product mix and acquisitions, increased to 63.9 percent from 63.2 percent and to 63.7 percent from 63.2 percent for the third quarter and nine months ended September 30, 1998, respectively, from the comparable periods in 1997; selling, general and administrative expenses as a percentage of sales decreased to 19.3 percent from 20.4 percent and to 19.6 percent from 20.7 percent for the third quarter and nine months ended September 30, 1998, respectively, from the comparable periods in 1997. The decrease in the selling, general and administrative expenses percentage in 1998 includes the

                               MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SALES AND OPERATIONS, concluded

Company's cost-control initiatives and the leveraging of fixed costs over a higher sales base. The Company's operating profit margins, before general corporate expense, were 18.1 percent and 18.0 percent for the third quarter and nine months ended September 30, 1998, respectively, as compared with 17.8 percent for both of the comparable 1997 periods. Operating profit margins, after general corporate expense, were 16.1 percent and 16.0 percent, for the third quarter and nine months ended September 30, 1998, respectively, as compared with 15.8 percent and 15.6 percent for the comparable 1997 periods, respectively.

OTHER INCOME (EXPENSE), NET

     Included in other income (expense), net for the third quarter and nine months ended September 30, 1998 were equity earnings from MascoTech, Inc. of $2.7 million and $13.0 million, respectively, as compared with equity earnings of $1.3 million and $11.6 million for the comparable periods of the prior year, respectively. Included in MascoTech's net income for the third quarter and nine months ended September 30, 1997 was a $29.3 million after-tax gain related to the delivery to the Company of 9.9 million shares of Emco Limited common stock; the Company's recording of equity earnings from MascoTech for the three months and nine months ended September 30, 1997 excludes the effect of such gain due to the related-party nature of the transaction.

     Included in other interest income is interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $336 million principal amount at December 31, 1997). Such interest income approximated $10.6 million and $9.0 million, respectively, for the third quarter of 1998 and 1997 and $30.8 million and $27.0 million, respectively, for the nine months ended September 30, 1998 and 1997.

     Included in other, net for the three months ended September 30, 1998 is an approximate $30 million pre-tax gain from the sale of the Company's Thermador subsidiary. Such gain was partly offset by pre-tax expense aggregating approximately $26 million, principally related to the disposition of certain non-operating assets.

     Other, net for the nine months ended September 30, 1998 includes income and gains, net regarding certain non-operating assets of $18.5 million, as compared with similar income of $23.4 million for the comparable period of the prior year. Also included in other, net for the nine months ended September 30, 1998 is a first quarter $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was partly offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

     In June 1997, MascoTech, Inc. redeemed all of its outstanding convertible preferred stock in exchange for the issuance of approximately 10 million shares of its common stock. This issuance reduced the Company's common equity ownership in MascoTech to 17 percent from 21 percent, and increased the Company's equity in MascoTech's net book value by approximately $29.5 million. As a result, the Company recognized a pre-tax gain of approximately $29.5 million during the second quarter of 1997.

     Other, net for the nine months ended September 30, 1997 includes charges aggregating $29.5 million, primarily for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

                               MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME (EXPENSE), NET, concluded

     Included in other income (expense), net for the three months and nine months ended September 30, 1997 was $2.5 million and $7.5 million, respectively, of interest income from the $151.4 million receivable balance due from MascoTech, which was paid on September 30, 1997.

NET INCOME AND EARNINGS PER SHARE

     Net income for the third quarter of 1998 increased 24 percent to $125.9 million from $101.8 million in the comparable 1997 period. Basic and diluted earnings per share for the third quarter of 1998 increased 19 percent and 23 percent, respectively, to $.38 and $.37 from $.32 and $.30, respectively, for the comparable period of 1997.

     Net income for the nine months ended September 30, 1998 increased 28 percent to $353.5 million from $276.9 million in the comparable 1997 period. Basic and diluted earnings per share for the nine months ended September 30, 1998 each increased 23 percent to $1.07 and $1.03 from $.87 and $.84, respectively, for the comparable period of 1997.

     The Company's effective tax rate for the three months and nine months ended September 30, 1998 was 36.1 percent and 38.0 percent, respectively, as compared with 40.1 percent and 40.0 percent for the comparable periods of the prior year. The reduction in the Company's effective tax rate is primarily due to the improved utilization of foreign tax credits. The Company estimates that its effective tax rate for 1998 will approximate 38.0 percent.

OTHER FINANCIAL INFORMATION

     During June 1998, the Company's Board of Directors adopted a resolution for a stock split, effected in the form of a 100 percent stock distribution (one additional share for every share held) to shareholders of record on June 19, 1998 and issued on July 10, 1998. Following the issuance of the common shares for the stock-split, the Company declared an increased quarterly dividend of $.11 per common share on its post-split shares, which marks the 40th consecutive year in which dividends have been increased. Late in the third quarter of 1998, the Company declared another quarterly dividend of $.11 per common share.

     At September 30, 1998, current assets were 2.1 times current liabilities; excluding $200 million of 6.625% notes due September 15, 1999, current assets were 2.7 times current liabilities.

     For the nine months ended September 30, 1998, cash of $208.6 million was provided by operating activities. Cash used for investing activities was $299.6 million, including $237.6 million for acquisition of companies, $122.2 million for capital expenditures and $77.4 million for other cash outflows;
cash from investing activities included $83.0 million from the sale of the Company's Thermador subsidiary and $54.6 million from the sale of the Company's TriMas investment. Financing activities provided cash of $92.6 million, including $250.0 million from the issuance of 6.625% debentures and an increase in debt of $175.8 million (principally European bank debt for acquisitions); cash used for financing activities included $108.6 million for the early retirement of certain of the Company's 9% notes and the payment of a premium associated with this early retirement, $72.1 million for the payment of other debt, $108.1 million for cash dividends paid and $44.4 million for other cash outflows. The aggregate of the preceding items represents a net cash inflow of $1.6 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of acquisition and disposition of companies, other than as mentioned above.

                               MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER FINANCIAL INFORMATION, concluded


     The Company called for redemption its $178 million of 5.25% convertible subordinated debentures due 2012 in February 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the conversion price of $21.14 per share), resulting in the issuance of approximately 8.4 million shares of Company common stock in February 1998.

     During the second quarter of 1998, the Company issued $250 million of 6.625% debentures due April 2018. In October 1998, the Company issued $100 million of 5.75% notes due October 15, 2008. The proceeds from these financings were used for general corporate purposes, including working capital, repayment of debt and expenditures for development activities. After giving effect to the issuance of these debt securities, the Company has on file with the Securities and Exchange Commission (SEC), an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $409 million of debt and equity securities.

     During October 1998, the Company repurchased approximately two million of its common shares in open-market transactions. At November 1, 1998, the Company had remaining authorization to repurchase up to an additional 12.7 million shares of its common stock in open-market transactions or otherwise.

     The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, future financial market activities and bank borrowings, are sufficient to fund its future working capital and other investment needs.

YEAR 2000 UPDATE

     The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems or equipment that have date-sensitive software using only two digits may recognize a date using "00" as the year 1900 rather than the year 2000. The resulting system failures or miscalculations may cause disruption of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

     In 1997, the Company formed an internal review team to address the Y2K issue. This team, consisting of existing employees of the Company, has developed a Year 2000 compliance program (the "Y2K Program") which includes: assessing and monitoring the compliance of all applications, operating systems and hardware on mainframe, mid-range, personal computer and network platforms; addressing issues related to non-information technology embedded software and equipment; and addressing the compliance of key business partners. Executive management regularly monitors the status of the Company's Y2K Program.

     The first component of the Y2K Program is to identify the computer systems and other equipment with embedded technology that are susceptible to failures or errors as a result of the Y2K issue. This effort is substantially complete.

                               MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 UPDATE, (concluded)

     The second component involves the actual remediation or replacement of non-compliant systems and equipment. For its information technology, the Company generally utilizes mid-range, non-mainframe based computing environments which are complemented by a series of local-area networks that are connected via a wide-area network. Substantially all operating systems related to the mid-range systems and networks have been updated to comply with Y2K requirements. In addition, upgraded or modified versions of the Company's financial, manufacturing, human resource, and other packaged software applications which are Y2K compliant are in the process of being tested and integrated into the Company's overall system. The Company presently expects that this integration will be substantially completed by June 1999.

     The Company utilizes some microcomputers and software in its various manufacturing processes throughout the world. The Company is currently assessing potential Y2K issues in those processes. General findings to date indicate that problems usually relate to old personal computers or embedded microprocessors that must be replaced. Although there can be no assurance that the Company will identify and correct every Y2K issue found in the computer applications used in its manufacturing processes, the Company believes that it has in place a comprehensive program to identify and correct any such problems, and expects to have substantially completed the remediation of all of its manufacturing systems by June 1999.

     The Company is also reviewing its building and utility systems (i.e., telephones, security, electrical) to determine any Y2K issues as part of its Y2K Program. Many of these systems are Y2K compliant. While the Company is working with suppliers of these systems and has no reason to expect that they will not meet their Y2K compliance targets, there is no guarantee that they will do so.

     The third component of the Y2K Program, which was initiated in late 1997, involves communication with significant suppliers and customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate their own Y2K issues. The Company's efforts with respect to specific issues identified, including the development of contingency plans, will depend in part upon its assessment of the risk that such issues could have a material adverse impact on the Company. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

     Although a failure on the part of the Company's significant customers or suppliers to resolve their Y2K issues in a timely manner may affect Company operations, the Company currently does not believe that any material exposure to significant business interruption exists as a result of Y2K compliance issues; therefore, the Company has not adopted any formal contingency plan in the event its Y2K Program is not completed in a timely manner. The estimated total cost of the Y2K Program is between $10 million and $15 million. This cost, approximately one-half of which has been incurred and expensed at September 30, 1998, which includes planned upgrades, is not expected to be material to the Company's results of operations or financial position. This cost and the timing in which the Company plans to complete the Y2K Program, are based on management's best estimates, at the present time. Accordingly, there can be no absolute assurance that the Company will timely identify and remediate all significant Y2K issues, that remedial efforts will not involve significant time and expense, or that such issues will not have an adverse effect on the Company's financial position, results of operations or cash flow.

                                MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)


     Statements in this quarterly report on Form 10-Q include certain forward-looking statements regarding the Company's future sales and earnings growth potential. Actual results may vary materially because of external factors such as interest rate fluctuations, changes in consumer spending and other factors over which management has no control. Additional information about the Company's products, markets and conditions, which could affect the Company's future performance, is contained in the Company's filings with the SEC.

                 UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:


                                               1998       1997

         Emco Limited, a Canadian company       42%        42%
         MascoTech, Inc.                        16%        17%
         Hans Grohe, a German partnership       27%        27%
         TriMas Corporation                     --          4%


     The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                               Three Months Ended       Nine Months Ended
                                  September 30            September 30
                                1998        1997         1998       1997

         Net Sales            $399,500    $222,030    $1,223,740  $688,510

         Gross Profit         $100,150    $ 34,350    $  321,610  $144,640

         Net Income (After
            Preferred Stock
            Dividends)        $ 16,790    $ 38,660    $   79,350  $ 89,730


     On January 22, 1998, MascoTech announced the completion of its acquisition of TriMas Corporation. The Company recognized a $29 million pre-tax gain in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer.

     Included in MascoTech's net income for the third quarter and nine months ended September 30, 1997 was a $29.3 million after-tax gain related to the delivery to the Company of 9.9 million shares of Emco Limited common stock; the Company's recording of equity earnings from MascoTech for the three months and nine months ended September 30, 1997 excludes the effect of such gain due to the related-party nature of the transaction.

                          PART II.  OTHER INFORMATION

                               MASCO CORPORATION

Items 1 through 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  4 - Amendment No. 1 dated as of September 23, 1998 to the Rights Agreement.

                  12 -  Computation of Ratio of Earnings to Fixed Charges.

                  27a- Financial Data Schedule as of and for the year-to-date period ended September 30, 1998.

         (b)  Reports on Form 8-K:


                None






                                     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     November 11, 1998          By:      /s/ RICHARD G. MOSTELLER
                                           Richard G. Mosteller
                                           Senior Vice-President - Finance
                                           (Chief Financial Officer
                                            and Authorized Signatory)

                               MASCO CORPORATION

                                 EXHIBIT INDEX



  Exhibit

Exhibit 4       Amendment No. 1 dated as September 23, 1998 to the Rights
                Agreement.

Exhibit 12      Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27 Financial Data Schedule as of and for the year-to-date period ended September 30, 1998.