Form 10-K
period 1998-12-31
MASCO CORP /DE/
filed 1999-03-26
CIK 62996

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-5794

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
        Common Stock, $1.00 Par Value                  New York Stock Exchange, Inc.
      Series A Participating Cumulative
        Preferred Stock Purchase Rights                New York Stock Exchange, Inc.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 1999 (based on the closing sale price of $25 15/16 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $8,540,219,000.

Number of shares outstanding of the Registrant's Common Stock at March 15, 1999:

         339,232,000 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                     PART I
 1.     Business....................................................      2
 2.     Properties..................................................      6
 3.     Legal Proceedings...........................................      8
 4.     Submission of Matters to a Vote of Security Holders.........      8
        Supplementary Item. Executive Officers of Registrant........      8

                                  PART II
 5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      9
 6.     Selected Financial Data.....................................      9
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10
 8.     Financial Statements and Supplementary Data.................     20
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     44

                                  PART III
10.     Directors and Executive Officers of the Registrant..........     44
11.     Executive Compensation......................................     44
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................     44
13.     Certain Relationships and Related Transactions..............     44

                                  PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................     45
        Signatures..................................................     49

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

     The Company is among the country's largest manufacturers of brand name consumer products designed for the home improvement and home building industries. In addition to faucets, kitchen and bath cabinets and plumbing supplies, the Company manufactures and sells bath and shower enclosure units, spas and hot tubs, other shower, bath and plumbing specialties and accessories, door locks and other builders' hardware, radiators and heat convectors, air treatment products, venting and ventilating equipment and water pumps. These products are sold through mass merchandisers, home centers, hardware stores, distributors, wholesalers and other outlets, and recently, through internet retailers, to consumers and contractors. The Company also supplies and installs insulation and other building products directly to builders and consumers. The Company's operations are categorized into three segments: Kitchen and Bath Products, Environmental Products and Services and Builders' Hardware and Other Specialty Products.

SEGMENTS

     The following table sets forth for the three years ended December 31, 1998, the contribution of the Company's segments to net sales and operating profit, in thousands:

                                                             NET SALES
                                               --------------------------------------
                                                  1998          1997          1996
                                               ----------    ----------    ----------
Kitchen and Bath Products..................    $3,294,000    $2,940,000    $2,519,000
Environmental Products and Services........       485,000       348,000       295,000
Builders' Hardware and Other Specialty
  Products.................................       566,000       472,000       423,000
                                               ----------    ----------    ----------
     Total.................................    $4,345,000    $3,760,000    $3,237,000
                                               ==========    ==========    ==========
                                                        OPERATING PROFIT(1)
                                               --------------------------------------
                                                  1998          1997          1996
                                               ----------    ----------    ----------
Kitchen and Bath Products..................    $  613,000    $  539,000    $  462,000
Environmental Products and Services........        69,000        50,000        41,000
Builders' Hardware and Other Specialty
  Products.................................        84,000        80,000        63,000
                                               ----------    ----------    ----------
     Total.................................    $  766,000    $  669,000    $  566,000
                                               ==========    ==========    ==========

(1) Amounts are before general corporate expense.

     Additional financial information concerning the Company's operations by segments as of and for the three years ended December 31, 1998 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

KITCHEN AND BATH PRODUCTS

     The Company manufactures a variety of single and double handle faucets. DELTA(R) and PEERLESS(R) single and double handle faucets are used on kitchen, lavatory and other sinks and in bath and shower installations. DELTA faucets are sold through manufacturers' representatives to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. PEERLESS faucets, designed for the "do-it-yourself" market (DIY), are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label. The Company's ALSONS(R) hand showers and shower heads and MIXET(R) valves and accessories are distributed through manufacturers' representatives to the wholesale market and to retailers.

     Sales of faucets worldwide approximated $884 million in 1998, $815 million in 1997 and $757 million in 1996. The percentage of operating profit on faucets is somewhat higher than that on other products offered by the Company. The Company believes that the simplicity, quality and reliability of its faucet mechanisms, manufacturing efficiencies and capabilities, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales. Management believes that Masco's faucet operations hold a leadership position in the United States market, with Moen, Price Pfister, Kohler and American Standard as major brand competitors. Competition from import products is also a factor in the Company's markets.

     The Company manufactures economy, stock, semi-custom and custom kitchen and bath cabinetry in a variety of styles and in various price ranges. The Company sells cabinets under a number of trademarks, including MERILLAT,(R) KRAFTMAID,(R) QUALITY CABINETS,(R) STARMARK(R) and FIELDSTONE,(R) with sales to distributors, home centers and dealers and direct to builders for both the home improvement and new construction markets. In addition to its domestic manufacturing, the Company manufactures cabinetry in Germany, England and Spain with sales to European consumers, wholesalers and builders through distribution channels that parallel domestic distribution. Sales of kitchen and bath cabinets were approximately $1,334 million in 1998, $1,083 million in 1997 and $832 million in 1996. Management believes that the Company is the largest manufacturer of kitchen and bath cabinetry in the United States. Significant competitors are Aristokraft, Shrock, American Woodmark and Omega.

     The Company's brass and copper plumbing system components and other plumbing specialties are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed for the wholesale trade under the BRASSCRAFT(R) trademark and for the "do-it-yourself" market under the PLUMB SHOP,(R) HOME PLUMBER(R) and MELARD(TM) trademarks and are also sold under private label.

     Other Kitchen and Bath Products sold by the Company include AQUA GLASS(R) acrylic and gelcoat bath and shower units and whirlpools, which are sold primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Other bath and shower enclosure units, shower trays and laundry tubs are sold under the brand names AMERICAN SHOWER & BATH(TM) and TRAYCO(TM) to the home improvement market through hardware stores and home centers. HUPPE(R) luxury bath and shower enclosures are manufactured and sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM) ceramic and acrylic bath fixtures are sold in the United Kingdom directly to selected retailers. The Company manufactures bath and shower accessories, vanity mirrors and bath storage products and sells these products under the brand name ZENITH PRODUCTS(R) and other trademarks to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are sold under the brand name HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers.

     Direct sales to home center retailers in all of the Company's product lines have been increasing in recent years, and in 1998 sales to The Home Depot were $499 million, approximately 11.5 percent of the Company's 1998 sales volume. Builders, distributors, wholesalers and other retailers represent other channels of distribution for the Company's products.

ENVIRONMENTAL PRODUCTS AND SERVICES

     The Company manufactures heating, ventilating and air conditioning accessories under the trademark AMP,(TM) including grilles, registers, diffusers and Type B Gas Vents, which are sold through wholesale distribution and home centers. GEBHARDT(TM) commercial ventilating products are manufactured and distributed by the Company in Europe. The Company manufactures residential hydronic radiators and heat convectors under the brand names VASCO(R) and BRUGMAN(TM) and distributes to the European market from operations in Belgium and Holland. Through local offices of Gale Industries, Inc. in various parts of the United States, the Company also supplies and installs insulation and other building products primarily for the residential home building industry.

BUILDERS' HARDWARE AND OTHER SPECIALTY PRODUCTS

     Builders' Hardware and Other Specialty Products include premium BALDWIN(R) quality brass trim and mortise lock sets, knobs and trim and other builders' hardware, which are manufactured and sold for the home improvement and new home construction markets. JUNG(TM) water pumps are manufactured and distributed by the Company in Europe. WEISER(R) lock sets and related hardware are sold through contractor supply outlets, hardware distributors and home centers. SAFLOK(TM) electronic lock sets and WINFIELD(TM) mechanical lock sets are sold primarily to the hospitality market. The Company also manufactures electronic lock sets for use by the banking industry on safes, ATMs, vaults and related cabinetry and hardware. Key domestic competitors to Baldwin and Weiser in the lock set business are Kwikset and Schlage. Imported products are also becoming a significant factor in this market.

     The Company has recently begun to utilize on many of its decorative brass faucets and other products a durable coating that offers anti-tarnish protection, under the trademarks BRILLIANCE(R) and THE LIFETIME FINISH FROM BALDWIN.(R) This innovative finish is currently available on certain of the Company's kitchen and bath products and door hardware.

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

GENERAL INFORMATION

     No material portion of the Company's business is seasonal or has special working capital requirements, although the Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows from Operating Activities," included in Item 7 of this Report. The Company does not consider backlog orders to be material and no material portion of its business is subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired, although from time to time various operations may encounter shortages or unusual price increases.

INTERNATIONAL OPERATIONS

     Through its subsidiaries, the Company also has home improvement and building products manufacturing plants in Austria, Belgium, Canada, Denmark, England, France, Germany, Holland,

Italy, Mexico, Poland, Spain, Taiwan and Turkey. Home improvement and building products manufactured by the Company outside of the United States include faucets and accessory products, bath and shower enclosures, bath accessories, kitchen and bath cabinets, decorative accessories, door lock sets and related hardware, floor registers, humidifiers, ventilating equipment, submersible water pumps and special insulation materials. The Company's international operations were expanded in 1998 through the acquisition of four manufacturers. Vasco Corporation, based in Belgium, and The Brugman Group, headquartered in Holland, are both leading European manufacturers of residential hydronic radiators and heat convectors. Mirolin Industries Corporation is a leading Canadian manufacturer of tubs, shower enclosures and whirlpools and Heritage Bathrooms, PLC is a manufacturer and distributor of residential bath products including bathtubs, toilets, bidets, sinks, faucets and showers and a full range of bath accessories, based in England.

     The Company's foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country. Financial information concerning the Company's export sales and foreign and domestic operations, including the net sales, operating profit and assets which are attributable to the Company's operations in North America and in other geographic areas, as of and for the three years ended December 31, 1998, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

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

EMPLOYEES

     At December 31, 1998, the Company employed approximately 31,700 people. Satisfactory relations have generally prevailed between the Company and its employees.

EQUITY INVESTMENTS

     The Company has equity investments in certain affiliated companies. One of these companies, MascoTech, Inc., was formed in July, 1984 when the Company distributed to its stockholders shares of MascoTech common stock as a special dividend. The Company's ownership in MascoTech is currently approximately 17 percent. MascoTech is a diversified industrial manufacturing company utilizing advanced metalworking capabilities to supply metal formed components used in vehicle engine and drivetrain applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. MascoTech's net sales for 1998 were approximately $1.6 billion.

     Further information about the Company's equity investments is set forth in the Note to the Company's Consolidated Financial Statements captioned "Equity Investments in Affiliates" included in Item 8 of this Report.

ITEM 2. PROPERTIES.

     The following list sets forth the location of the Company's principal manufacturing facilities and identifies the segments utilizing such facilities.

        Arizona.....................    Tucson (3)
        California..................    Carlsbad (1), Corona (1), Costa Mesa (3), Los Angeles (1),
                                        Pico Rivera (1), Rancho Dominguez (1), Torrance (3) and
                                        Vista (1)
        Colorado....................    Longmont (1)
        Delaware....................    New Castle (1)
        Illinois....................    Chicago (3)
        Indiana.....................    Cumberland (1), Greensburg (1) and Kendallville (3)
        Iowa........................    Northwood (1)
        Kentucky....................    Henderson (1), Morgantown (1) and Mt. Sterling (1)
        Michigan....................    Adrian (1), Hillsdale (1), Lapeer (1) and Troy (3)
        Minnesota...................    Lakeville (1)
        Mississippi.................    Olive Branch (2)
        Nevada......................    Las Vegas (1)
        New Jersey..................    Moorestown (1), Passaic (1) and West Berlin (3)
        North Carolina..............    Thomasville (1)
        Ohio........................    Jackson (1), Loudonville (1), Middlefield (1) and Orwell (1)
        Oklahoma....................    Chickasha (1) and Durant (1)
        Oregon......................    Klamath Falls (1)
        Pennsylvania................    Reading (1 and 3)
        South Dakota................    Rapid City (1) and Sioux Falls (1)
        Tennessee...................    Adamsville (1), Jackson (1) and McEwen (1)
        Texas.......................    Cedar Hill (1), Duncanville (1) and Lancaster (1)
        Virginia....................    Atkins (1), Culpeper (1), Lynchburg (1) and Mt. Jackson (1)
        Austria.....................    Furstenfeld (3)
        Belgium.....................    Brussels (3), Dilsen (2) and St. Niklaas (3)
        Canada......................    Cambridge (1), London (1) and St. Thomas (1), Ontario
        Denmark.....................    Herlev (3) and Odense (1)
        England.....................    Brighouse (1), Brownhills (1), Corby (1), Warminster (1) and
                                        Wetherby (1)
        France......................    Sevres (1)
        Germany.....................    Ahaus (1), Bad Zwischenahn (1), Bielefeld (3), Duisburg (3),
                                        Dortmund (3), Foehren (3), Iserlohn (1), Kulmbach (3),
                                        Netzschkau (2), Neuwied (1), Rheine (2), Steinhagen (3),
                                        Stuttgart (2) and Waldenburg (2)
        Holland.....................    Tubbergen (2)
        Italy.......................    Lacchiarella (1) and Zingonia (1)
        Mexico......................    Mexicali (2)
        Poland......................    Krakow (2) and Kobierzyce (2)
        Spain.......................    Alcaudete (1), Barcelona (1) and Vic (1)
        Taiwan......................    Tai Chung (1)
        Turkey......................    Czerkezkoy (1)

Segments identified in the preceding table are: (1) Kitchen and Bath Products,
(2) Environmental Products and Services and (3) Builders' Hardware and Other Specialty Products. Multiple footnotes within the same parentheses indicate that significant activities relating to more than one segment are conducted at that location.

     The three principal faucet manufacturing plants are located in Greensburg, Indiana, Chickasha, Oklahoma and Jackson, Tennessee. The faucet manufacturing plants and the majority of the Company's other manufacturing facilities range in size from approximately 10,000 square feet to 900,000 square feet. The Company owns most of its manufacturing facilities and none of the Company-owned properties is subject to significant encumbrances. In addition to its manufacturing facilities, the Company operates approximately 90 facilities (the majority of which are leased) from which the Company supplies and installs insulation and other building products. The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. An additional building near its corporate headquarters is used by the Company's corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     The following list sets forth the location of MascoTech's principal manufacturing facilities.

California..................    Commerce
Florida.....................    Deerfield Beach and Ocala
Illinois....................    Wheeling and Wood Dale
Indiana.....................    Auburn, Elkhart, Frankfort, Fort Wayne, Goshen
                                and North Vernon
Kentucky....................    Nicholasville
Louisiana...................    Baton Rouge
Massachusetts...............    Plymouth
Michigan....................    Burton, Canton, China Township, Detroit,
                                Farmington Hills, Fraser, Green Oak Township,
                                Hamburg, Holland, Livonia, Royal Oak, Troy,
                                Warren and Ypsilanti
New Jersey..................    Edison and Netcong
Ohio........................    Bucyrus, Canal Fulton, Lakewood, Lima, Minerva,
                                Newburgh Heights and Port Clinton
Oklahoma....................    Tulsa
Pennsylvania................    Ridgway
Texas.......................    Houston and Longview
Wisconsin...................    Mosinee
Australia...................    Hampton Park, Victoria and Wakerley, Queensland
Canada......................    Fort Erie and Oakville, Ontario
Czech Republic..............    Oslavany
England.....................    Leicester and Wolverhampton
Germany.....................    Neunkirchen, Nurnberg and Zell am Harmersbach
Italy.......................    Poggio Rusco and Valmadrera
Mexico......................    Mexico City
Spain.......................    Almusaffes

     MascoTech's principal manufacturing facilities range in size from approximately 10,000 square feet to 310,000 square feet, substantially all of which are owned by MascoTech and are not subject to significant encumbrances. The MascoTech executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                        OFFICER
                 NAME                                   POSITION                  AGE    SINCE
                 ----                                   --------                  ---   -------
Richard A. Manoogian...................  Chairman of the Board and Chief          62     1962
                                           Executive Officer
Raymond F. Kennedy.....................  President and Chief Operating Officer    56     1989
Dr. Lillian Bauder.....................  Vice President -- Corporate Affairs      59     1996
David A. Doran.........................  Vice President -- Taxes                  57     1984
Daniel R. Foley........................  Vice President -- Human Resources        57     1996
Eugene A. Gargaro, Jr. ................  Vice President and Secretary             56     1993
John R. Leekley........................  Senior Vice President and General        55     1979
                                           Counsel
Richard G. Mosteller...................  Senior Vice President -- Finance         66     1962
Robert B. Rosowski.....................  Vice President -- Controller and         58     1973
                                           Treasurer

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Mr. Foley and Dr. Bauder. Mr. Foley was employed by MascoTech, Inc. as its Vice President -- Human Resources from 1994 to 1996 and was President of Executive Business Partners, Inc., a training and consulting firm, from 1993 to 1994. From 1984 to 1996, Dr. Bauder served as President and Chief Executive Officer of Cranbrook Educational Community.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                                    MARKET PRICE(1)
                                           ----------------------------------        DIVIDENDS
QUARTER                                         HIGH                 LOW            DECLARED(1)
-------                                    --------------       -------------       -----------
1998
  Fourth.................................  $30 7/8              $20 3/4                $.11
  Third..................................   33                   22 11/16               .22(2)
  Second.................................   30 15/32             26 15/16                --(2)
  First..................................   29 29/32             24 9/16                .10 1/2
                                                                                       ----
     Total...............................                                              $.43 1/2
                                                                                       ====
1997
  Fourth.................................  $26 29/32            $20 23/32              $.10 1/2
  Third..................................   24 1/8               20 9/32                .10 1/2
  Second.................................   21 11/16             17 1/2                 .10
  First..................................   18 13/16             16 7/8                 .10
                                                                                       ----
     Total...............................                                              $.41
                                                                                       ====

(1) After giving effect to the Company's 100% stock distribution in July 1998.

(2) The cash dividend ordinarily declared in the second quarter of the fiscal year was declared early in the third quarter of 1998.

     On March 15, 1999, there were 6,258 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated:

                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     1998                   1997                   1996
                             ---------------------  ---------------------  ---------------------
Net sales..................  $4,345,000             $3,760,000             $3,237,000
Income from continuing
  operations(1)............  $  476,000             $  382,400             $  295,200
Per share of common
  stock:(2)
  Income from continuing
     operations:(1)
       Basic...............       $1.44                  $1.20                   $.94
       Diluted.............       $1.39                  $1.15                   $.91
  Dividends declared.......       $ .43  1/2             $ .41                   $.39
  Dividends paid...........       $ .43                  $ .40  1/2              $.38  1/2
At December 31:
  Total assets.............  $5,167,350             $4,333,760             $3,701,650
  Long-term debt...........  $1,391,420             $1,321,470             $1,236,320
  Shareholders' equity.....  $2,728,580             $2,229,020             $1,839,810

                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     1995                   1994
                             ---------------------  ---------------------
Net sales..................  $2,927,000             $2,583,000
Income from continuing
  operations(1)............  $  200,050             $  172,710
Per share of common
  stock:(2)
  Income from continuing
     operations:(1)
       Basic...............        $.64                   $.55
       Diluted.............        $.62                   $.54
  Dividends declared.......        $.37                   $.35
  Dividends paid...........        $.36  1/2              $.34  1/2
At December 31:
  Total assets.............  $3,778,630             $4,177,100
  Long-term debt...........  $1,577,100             $1,587,160
  Shareholders' equity.....  $1,655,430             $2,118,330

(1) The year 1994 includes a $79 million after-tax ($.25 per diluted share) non-cash equity investment charge.

(2) After giving effect to 100 percent stock distribution in July 1998.

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

     The following discussion and other sections of this Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors including changes in general economic conditions, the timely resolution of the year 2000 issue and other factors discussed in the "Overview" and "Outlook for the Company" sections below may affect the Company's ability to attain the projected performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Net sales and operating profit for 1998, aided by acquisitions, both increased 16 percent to $4,345 million and $681 million, respectively. Net income and diluted earnings per share for 1998 were $476 million and $1.39, representing increases of 24 percent and 21 percent, respectively, over 1997.

CORPORATE DEVELOPMENT

     Acquisitions have historically contributed significantly to Masco's long-term growth, even though generally the initial impact on earnings is minimal after deducting acquisition-related costs and expenses such as interest and added depreciation and amortization. The important earnings benefit to Masco arises from subsequent growth of acquired companies, since incremental sales are not impacted by these expenses.

     During 1998, the Company acquired Vasco Corporation and The Brugman Group, both of which are European manufacturers of residential hydronic radiators and heat convectors, and Heritage Bathrooms PLC, a European manufacturer and distributor of residential bath products.

     The results of operations for these acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1997, pro forma unaudited consolidated net sales and net income would have approximated $4,422 million and $481 million for 1998 and $3,911 million and $394 million for 1997, respectively, and pro forma unaudited consolidated diluted earnings per share would have approximated $1.40 and $1.18 for 1998 and 1997, respectively.

     The Company also acquired several other smaller home improvement and building products companies in 1998.

     The combined purchase price for 1998 acquisitions, net of cash acquired, aggregated approximately $323 million. The acquisitions were accounted for as purchase transactions.

     In July 1998, the Company completed the sale of its Thermador subsidiary. Thermador is a U.S. manufacturer of kitchen appliances with annual net sales of approximately $140 million.

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

     The junior debt securities mature in 2008 and are stated at face value; the Company is recording the 12 percent pay-in-kind interest income from these securities. The Company records dividend income from the 13 percent cumulative preferred stock when such dividends are declared. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale.

PROFIT MARGINS

     Operating profit margin, before general corporate expense, decreased to
17.6 percent in 1998 following an increase to 17.8 percent in 1997 from 17.5 percent in 1996 (general corporate expense includes those expenses not specifically attributable to the Company's business segments). The decrease in 1998 over 1997 is principally due to the influence of product mix and increased goodwill amortization from recent acquisitions, offset in part by a reduction in selling, general and administrative expenses as a percentage of sales. The Company's operating profit margin from faucet sales is somewhat higher than that from other products offered by the Company due to the simplicity, quality and reliability of its faucet mechanisms, manufacturing efficiencies and capabilities, extensive marketing and merchandising activities and breadth of product offerings.

     General corporate expense in 1998 was $86 million, as compared with $82 million in 1997 and $85 million in 1996. General corporate expense as a percentage of sales decreased to 2.0 percent in 1998 from 2.2 percent in 1997 and 2.6 percent in 1996. Operating profit margin, after general corporate expense, was 15.6 percent, 15.6 percent and 14.8 percent in 1998, 1997 and 1996, respectively.

     Net income as a percentage of sales increased to 11.0 percent in 1998 from
10.2 percent and 9.1 percent in 1997 and 1996, respectively. After-tax profit return on shareholders' equity as measured by net income increased to 21.4 percent in 1998 from 20.8 percent and 17.8 percent in 1997 and 1996, respectively.

FINANCIAL CONDITION

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings, and by the issuance of common stock for certain acquisitions.

     Bank credit lines are maintained to ensure availability of short-term funds. At December 31, 1998, the Company had available $750 million under its bank revolving-credit facility. Any outstanding balances under this facility are due and payable in November 2001. Certain debt agreements contain limitations on additional borrowings and requirements for maintaining a certain level of net worth. At December 31, 1998, the Company was in compliance with these limitations and requirements, and the Company's net worth exceeded the most restrictive of such provisions by approximately $715 million.

     In July 1998, the Company effected a two-for-one stock split in the form of a 100 percent stock distribution to shareholders, which resulted in the issuance of approximately 170 million shares of common stock and reduced paid-in-capital by approximately $170 million. Following the issuance of the common shares for the stock split, the Company declared an increased quarterly cash dividend of $.11 per common share on its post-split shares, which marks the 40th consecutive year in which dividends have been increased.

     The Company called for redemption its $178 million of 5.25% convertible subordinated debentures due 2012 in February 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the pre-stock split conversion price of $42.28 per share), resulting in the issuance of approximately 4.2 million shares of Company common stock in February 1998 (8.4 million shares after giving effect to the stock split).

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's long-term debt as a percent of total capitalization ratio improved to approximately 33 percent at December 31, 1998 from approximately 36 percent at December 31, 1997. The conversion of the Company's $178 million convertible subordinated debentures contributed to this improvement. The Company's total debt as a percent of total capitalization ratio was 37 percent and 38 percent at December 31, 1998 and 1997, respectively. The Company's working capital ratio was 2.2 to 1 at December 31, 1998 compared with
2.6 to 1 at December 31, 1997; excluding $200 million of 6.625% notes due September 15, 1999, the Company's working capital ratio was 2.6 to 1 at December 31, 1998.

CASH FLOWS

     Significant sources and uses of cash in the past three years are summarized as follows, in thousands:

              CASH SOURCES (USES)                     1998        1997        1996
              -------------------                   --------    --------    --------
Net cash from operating activities..............    $419,090    $405,030    $340,140
Cash proceeds from sale of:
  Subsidiary and TriMas investment..............     137,640       --          --
  Discontinued operations.......................       --          --        707,630
  MascoTech investments, net....................       --         45,580     115,000
Acquisition of companies, net of cash
  acquired......................................    (322,880)   (186,920)   (173,110)
Capital expenditures............................    (188,960)   (167,400)   (138,540)
Purchase of Company common stock for:
  Treasury......................................     (43,330)      --          --
  Long-term incentive award plan................     (46,800)    (29,110)    (14,030)
Increase (decrease) in debt, net................     327,680       7,890    (368,160)
Cash dividends paid.............................    (145,290)   (131,680)   (123,530)
Other, net......................................     (36,740)     24,210      67,860
                                                    --------    --------    --------
     Cash increase (decrease)...................    $100,410    $(32,400)   $413,260
                                                    ========    ========    ========

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash from operating activities was $419.1 million in 1998 as compared with $405.0 million in 1997 and $340.1 million in 1996. During 1998, the Company's accounts receivable and inventories increased by $141.1 million and $44.0 million, respectively, primarily as a result of acquisitions and higher actual and anticipated sales volume. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefitting from larger, more cost-effective purchasing.

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES

     Cash used for investing activities was $410.9 million in 1998 compared with cash used for investing activities of $284.5 million in 1997 and cash from investing activities of $578.8 million in 1996.

     Cash flows from investing activities for 1998 included $137.6 million of aggregate proceeds from the sale of the Company's Thermador subsidiary and the sale of its common stock investment in TriMas Corporation to MascoTech in the public tender offer. The Company recorded gains aggregating $59.3 million as a result of these transactions.

     Cash flows for investing activities included $322.9 million for the 1998 acquisitions of Vasco Corporation, The Brugman Group, Heritage Bathrooms PLC and several other smaller home improvement and building products companies.

     Capital expenditures totalled $189.0 million in 1998 compared with $167.4 million in 1997 and $138.5 million in 1996. These amounts primarily pertain to expenditures for additional facilities related to increased demand for existing products as well as for new Masco products. The Company also continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and improve customer service and response time. The Company expects capital expenditures for 1999, excluding those of potential 1999 acquisitions, to exceed $200 million. Depreciation and amortization expense for 1998 totalled $136.3 million, compared with $116.1 million for 1997 and $99.7 million for 1996; for 1999, depreciation and amortization expense, excluding 1999 acquisitions, is expected to approximate $160 million.

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

     Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a materially adverse effect on the Company's capital expenditures, financial position or results of operations.

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

     Cash from financing activities was $92.3 million in 1998 as compared with cash used for financing activities of $152.9 million in 1997 and $505.7 million in 1996.

     Cash from financing activities for 1998 included $250 million from the issuance of 6.625% debentures due April 2018, $100 million from the issuance of 5.75% notes due October 2008 and a net increase in other debt of $86.3 million. After giving effect to the issuance of these debt securities, the

Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $409 million of debt and equity securities.

     Cash used for financing activities for 1998 included $108.6 million for the early retirement of certain of the Company's 9% notes and the payment of a premium associated with this early retirement, $43.3 million for the acquisition of approximately 1.9 million shares of Company common stock in open-market transactions and $46.8 million for the acquisition of Company common stock for the Company's long-term incentive award plan. At December 31, 1998, the Company had remaining authorization to repurchase up to an additional 12.5 million of its shares in open-market transactions or otherwise.

     During 1996, the Company retired $250 million of 9% notes due in 1996 through borrowings under its bank revolving-credit agreement and applied approximately $550 million of the proceeds from the 1996 sale of the home furnishings products segment to reduce bank debt.

     The Company believes that its present cash balance and cash flows from operations are sufficient to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, future financial market activities, from proceeds from asset sales and from bank borrowings.

CONSOLIDATED RESULTS OF OPERATIONS

     Sales and Operations

     Net sales for 1998 were $4,345 million, representing an increase of 16 percent over 1997. After adjusting for acquisitions and divestitures, net sales for 1998 increased 10 percent over 1997. Net sales for 1997 increased 16 percent to $3,760 million from $3,237 million in 1996; after adjusting for acquisitions, net sales increased 7 percent in 1997 over 1996.

     Cost of sales as a percentage of sales for 1998 increased to 64.3 percent compared with 63.3 percent for 1997 and 1996. The increase in the cost of sales percentage for 1998 as compared with 1997 and 1996 was primarily attributable to product sales mix and acquisitions, which offset the benefits resulting from increased sales volume and new product introductions.

     Excluding amortization of acquired goodwill ($28.5 million, $18.7 million, and $12.1 million in 1998, 1997 and 1996, respectively), selling, general and administrative expenses as a percentage of sales were 19.4 percent in 1998 compared with 20.6 percent and 21.5 percent for 1997 and 1996, respectively. The downward trend in the selling, general and administrative expenses percentage results from the Company's continuation of cost-containment initiatives and the leveraging of fixed costs over a higher sales base.

     Other Income (Expense), Net

     Included in other income (expense), net are equity earnings from MascoTech, Inc. of $15.4 million for 1998 as compared with equity earnings from MascoTech of $14.6 million and $13.9 million for 1997 and 1996, respectively.

     Included under other income (expense), net in other, net is interest income for 1998, 1997 and 1996 of $41.5 million, $36.8 million and $14.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses. Also included in other, net in 1997 and 1996 is interest income of $7.5 million and $1.7 million, respectively, from a $151 million note receivable from MascoTech, which was paid on September 30, 1997.

     Included under other income (expense), net in other, net in 1998 were pre-tax gains aggregating approximately $59 million from sales of the Company's Thermador subsidiary ($30 million) and the

Company's investment in TriMas Corporation ($29 million). Also included in other, net for 1998 were $7.0 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

     Included under other income (expense), net in other, net in 1997 were $10.8 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock, net gains aggregating approximately $28 million related to the sales of certain non-operating assets and charges aggregating approximately $30 million, principally for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

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

     Net Income and Earnings Per Share

     Net income for 1998 was $476 million compared with $382 million for 1997 and $295 million for 1996. After adjusting for the two-for-one stock split in July 1998, diluted earnings per share for 1998 were $1.39, compared with $1.15 for 1997 and $.91 for 1996. The Company's effective tax rate decreased to 37.0 percent in 1998 from 39.4 percent in 1997 and 41.3 percent in 1996 due principally to the increased utilization of foreign tax credits and the utilization of a portion of the Company's capital loss carryforward benefit. The Company estimates that its effective tax rate will approximate 37 percent for 1999.

OUTLOOK FOR THE COMPANY

     Assuming that the U.S. economy maintains its present rate of moderate growth and interest rates remain relatively stable, the Company expects further increases in both sales and earnings for 1999. The Company believes that its results will be favorably affected in the future with its efforts to: continue to invest in new manufacturing technologies and productivity improvement initiatives in order to contain costs and increase efficiency; maintain a lower level of selling, general and administrative expenses, as a percent of sales; introduce new products and marketing initiatives to increase market share and share of customer; and actively pursue acquisition candidates that complement or support the Company's core competencies.

NET SALES BY PRODUCT GROUP AND GEOGRAPHIC AREA

     The following table sets forth the Company's net sales by product group and geographic area, in millions.

                                                                           PERCENT CHANGE
                                                                          -----------------
                                                NET SALES                 1998         1997
                                      ------------------------------      VS.          VS.
                                       1998        1997        1996       1997         1996
                                      ------      ------      ------      ----         ----
Kitchen and Bath Products:
  Faucets...........................  $  884      $  815      $  757       8%           8%
  Cabinets..........................   1,334       1,083         832      23%          30%
  Other.............................   1,076       1,042         930       3%          12%
                                      ------      ------      ------
     Total Kitchen and Bath
       Products.....................   3,294       2,940       2,519      12%          17%
Environmental Products and
  Services..........................     485         348         295      39%          18%
Builders' Hardware and Other
  Specialty Products................     566         472         423      20%          12%
                                      ------      ------      ------
     Total..........................  $4,345      $3,760      $3,237      16%          16%
                                      ======      ======      ======
North America.......................  $3,506      $3,072      $2,680      14%          15%
Europe..............................     839         688         557      22%          24%
                                      ------      ------      ------
     Total, as above................  $4,345      $3,760      $3,237      16%          16%
                                      ======      ======      ======

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following tables set forth net sales and operating profit information by segment and geographic area.

                                                       1998       1997
                                                       -----      -----
Sales increases, year-to-year, excluding acquisitions
  and divestitures:
  Kitchen and Bath Products..........................     9%         7%
  Environmental Products and Services................    17%        15%
  Builders' Hardware and Other Specialty Products....    13%         0%
  North America......................................    11%         8%
  Europe.............................................     0%        (5%)
Operating profit increases, year-to-year*:
  Kitchen and Bath Products..........................    14%        17%
  Environmental Products and Services................    38%        22%
  Builders' Hardware and Other Specialty Products....     5%        27%
  North America......................................    13%        19%
  Europe.............................................    24%        14%

                                                       1998       1997       1996
                                                       -----      -----      -----
Operating profit margins*:
  Kitchen and Bath Products..........................  18.6%      18.3%      18.3%
  Environmental Products and Services................  14.2%      14.4%      13.9%
  Builders' Hardware and Other Specialty Products....  14.8%      16.9%      14.9%
  North America......................................  18.3%      18.6%      17.9%
  Europe.............................................  14.7%      14.4%      15.6%

*Before general corporate expense.

     Business Segment Results

     After adjusting for acquisitions and divestitures, increases in net sales for the Company's Kitchen and Bath Products segment are largely due to higher unit sales volume of cabinets, faucets and other kitchen and bath products, and to a lesser extent, new product introductions and selling price increases. Operating results of this business segment for 1998 were favorably influenced by higher unit sales volume, offset in part by a moderation in gross profit margin due to the influence of product sales mix, acquisitions and stronger than anticipated demand for cabinets. For 1997 compared with 1996, higher unit sales volumes contributed to improved operating results of the Company's U.S. cabinet, other kitchen and bath and faucet businesses. These improved results were offset by the weaker results of the Company's European operations included in this segment and the modestly lower margins of companies acquired in 1997.

     After adjusting for acquisitions and divestitures, increases in net sales for the Company's Environmental Products and Services segment for 1998 and 1997 principally include the influence of higher installation sales of fiberglass insulation. Operating results of the Company's Environmental Products and Services segment for 1998 were affected in part by higher fiberglass insulation costs, which offset the favorable influence of European acquisitions. Operating results for 1996 were lower due in part to plant reorganization charges.

     After adjusting for acquisitions, net sales for the Company's Builders' Hardware and Other Specialty Products segment increased in 1998 due largely to increased hardware sales. Operating profit in 1998 was adversely influenced by lower results of certain of the Company's hardware businesses, which faced operational challenges and weakness in the domestic hospitality market, and lower results of European operations. Operating margin for this segment in 1997 benefitted from increased sales of certain higher margin builders' hardware products and improved results of certain of the Company's other specialty businesses.

     Operating results of the Company's business segments for 1998, 1997 and 1996 benefitted from the leveraging of fixed selling, general and administrative expenses over higher sales.

     Geographic Area Results

     Results of North American operations for 1998, 1997 and 1996 benefitted from acquisitions and increased sales volume of existing businesses, driven in part by favorable demographic and economic conditions principally in the United States, including complementary population trends, modest economic growth and relatively low unemployment and interest rates. These conditions have favorably influenced the housing market in the United States, including housing starts, existing home sales and repair and remodeling activities.

     European results for 1998 were favorably influenced by acquisitions. Results of existing European operations have been adversely influenced in recent years, in part due to softness in the Company's European markets, competitive pricing pressures on certain products and the influence of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 1998 compared with 1997 as well as 1997 compared with 1996, lowering European net sales by approximately 2 percent and 12 percent, respectively.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (effective January 1, 2000 for the Company). SFAS No. 133 should not have a material effect on the Company's financial statements.

     The American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," is effective for fiscal years beginning after December 15, 1998 and will not have a material effect on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at December 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. At December 31, 1998, the Company performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially affect the Company's financial position, results of operations or cash flows.

YEAR 2000

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

     The third component of the Y2K Program, which was initiated in late 1997, involves communication with significant suppliers and customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate their own Y2K issues. The Company's efforts with respect to specific issues identified, including the development of contingency plans, will depend in part upon its assessment of the risk that such issues could have a material adverse impact on the Company. Senior management at the Company's operating subsidiaries have been charged with identifying third party Y2K risks which could materially disrupt the subsidiaries' business operations. The Company is assisting its subsidiaries in developing contingency plans where such risks have been identified. Contingency plans may include securing alternate sources of supply, increasing inventory levels, stockpiling raw and packaging materials and other appropriate measures. Once developed, contingency plans will be continually refined as additional information is updated. The Company has requested that such contingency plans be completed no later than June 30, 1999. The Company will continue to monitor and evaluate the progress of its subsidiaries on this critical matter.

     The most reasonably likely worst case Y2K scenario for the Company is a failure on the part of a significant customer or supplier to remediate their own Y2K issues which results in a disruption of Company operations. However, because the Company's customer base is broad enough to minimize the impact of the failure of any single customer interface, and the contingency plans described above will mitigate supply problems, the Company currently does not believe that it has any material exposure to significant business interruption as a result of Y2K issues. The estimated total cost of the Y2K Program is between $10 million and $17 million, which includes planned upgrades. This cost, more than half of which has been incurred and expensed at December 31, 1998, is not expected to be material to the Company's results of operations or financial position. This cost and the timing in which the Company plans to complete the Y2K Program, are based on management's best estimates, at the present time. Accordingly, there can be no absolute assurance that the Company will timely identify and remediate all significant Y2K issues, that remedial efforts will not involve significant time and expense, or that such issues will not have an adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Masco Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 17, 1999

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                     1998              1997
                                                                --------------    --------------
Current Assets:
  Cash and cash investments.................................    $  541,740,000    $  441,330,000
  Receivables...............................................       700,130,000       559,050,000
  Inventories...............................................       558,990,000       515,000,000
  Prepaid expenses and other................................        61,760,000       111,340,000
                                                                --------------    --------------
       Total current assets.................................     1,862,620,000     1,626,720,000
Equity investment in MascoTech, Inc. .......................        59,830,000        52,780,000
Equity investments in other affiliates......................       165,020,000       175,300,000
Securities of Furnishings International Inc.................       434,640,000       393,140,000
Property and equipment......................................     1,164,250,000     1,037,320,000
Acquired goodwill, net......................................     1,036,290,000       729,190,000
Other assets................................................       444,700,000       319,310,000
                                                                --------------    --------------
       Total assets.........................................    $5,167,350,000    $4,333,760,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................    $  254,010,000    $   68,460,000
  Accounts payable..........................................       171,250,000       166,310,000
  Accrued liabilities.......................................       421,320,000       385,230,000
                                                                --------------    --------------
       Total current liabilities............................       846,580,000       620,000,000
Long-term debt..............................................     1,391,420,000     1,321,470,000
Deferred income taxes and other.............................       200,770,000       163,270,000
                                                                --------------    --------------
       Total liabilities....................................     2,438,770,000     2,104,740,000
                                                                --------------    --------------
Shareholders' Equity:
  Common shares authorized: 900,000,000; issued:
     1998-339,330,000; 1997-165,570,000.....................       339,330,000       165,570,000
  Preferred shares authorized: 1,000,000....................          --                --
  Paid-in capital...........................................       294,060,000       304,560,000
  Retained earnings.........................................     2,111,760,000     1,784,370,000
  Other comprehensive income (loss).........................       (16,570,000)      (25,480,000)
                                                                --------------    --------------
       Total shareholders' equity...........................     2,728,580,000     2,229,020,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $5,167,350,000    $4,333,760,000
                                                                ==============    ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        1998              1997              1996
                                                   --------------    --------------    --------------
Net sales......................................    $4,345,000,000    $3,760,000,000    $3,237,000,000
Cost of sales..................................     2,793,990,000     2,378,250,000     2,048,070,000
                                                   --------------    --------------    --------------
          Gross profit.........................     1,551,010,000     1,381,750,000     1,188,930,000
Selling, general and administrative expenses...       842,000,000       775,930,000       696,290,000
Amortization of acquired goodwill..............        28,510,000        18,720,000        12,140,000
                                                   --------------    --------------    --------------
          Operating profit.....................       680,500,000       587,100,000       480,500,000
                                                   --------------    --------------    --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings...........................        15,360,000        14,580,000        13,860,000
     Gain from change in investment............          --              29,500,000          --
     Gain from sale of investments, net........          --                --              67,800,000
  Equity earnings, other affiliates............        13,840,000         9,560,000         6,230,000
  Other, net...................................       130,560,000        70,010,000         8,990,000
  Interest expense.............................       (85,260,000)      (79,850,000)      (74,680,000)
                                                   --------------    --------------    --------------
                                                       74,500,000        43,800,000        22,200,000
                                                   --------------    --------------    --------------
          Income before income taxes...........       755,000,000       630,900,000       502,700,000
Income taxes...................................       279,000,000       248,500,000       207,500,000
                                                   --------------    --------------    --------------
          Net income...........................    $  476,000,000    $  382,400,000    $  295,200,000
                                                   ==============    ==============    ==============
Earnings per share:
          Basic................................             $1.44             $1.20              $.94
                                                   ==============    ==============    ==============
          Diluted..............................             $1.39             $1.15              $.91
                                                   ==============    ==============    ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        1998             1997             1996
                                                    -------------    -------------    -------------
Cash Flows From (For):
  Operating Activities:
     Net income..................................   $ 476,000,000    $ 382,400,000    $ 295,200,000
     Depreciation and amortization...............     136,320,000      116,050,000       99,680,000
     Unremitted equity earnings of affiliates....     (24,070,000)     (19,470,000)     (12,310,000)
     Interest accrual on pay-in-kind notes
       receivable................................     (41,500,000)     (36,800,000)     (13,970,000)
     Deferred income taxes.......................      45,900,000       34,880,000       28,850,000
     Gain from:
       Sale of subsidiary and TriMas
          investment.............................     (59,300,000)        --               --
       Sale of MascoTech investments, net........        --               --            (67,800,000)
       Change in MascoTech investment............        --            (29,500,000)        --
     Increase in receivables.....................    (100,820,000)     (41,560,000)      (7,510,000)
     Increase in inventories.....................     (39,300,000)     (38,770,000)      (1,890,000)
     Increase in accounts payable and accrued
       liabilities, net..........................      30,240,000       44,960,000       38,410,000
     Other, net..................................      (4,380,000)      (7,160,000)     (18,520,000)
                                                    -------------    -------------    -------------
            Net cash from operating activities...     419,090,000      405,030,000      340,140,000
                                                    -------------    -------------    -------------
  Investing Activities:
     Acquisition of companies, net of cash
       acquired..................................    (322,880,000)    (186,920,000)    (173,110,000)
     Capital expenditures........................    (188,960,000)    (167,400,000)    (138,540,000)
     Cash proceeds from sale of:
       Subsidiary and TriMas investment..........     137,640,000         --               --
       Discontinued operations...................        --               --            707,630,000
       MascoTech investments, net................        --             45,580,000      115,000,000
     Other, net..................................     (36,740,000)      24,210,000       67,860,000
                                                    -------------    -------------    -------------
            Net cash from (for) investing
               activities........................    (410,940,000)    (284,530,000)     578,840,000
                                                    -------------    -------------    -------------
  Financing Activities:
     Issuance of 6.625% debentures...............     250,000,000         --               --
     Issuance of 5.75% notes.....................     100,000,000         --               --
     Increase in other debt......................     172,310,000       90,550,000      537,380,000
     Retirement of 9% notes......................    (108,620,000)        --           (250,000,000)
     Payment of other debt.......................     (86,010,000)     (82,660,000)    (655,540,000)
     Purchase of Company common stock for:
       Treasury..................................     (43,330,000)        --               --
       Long-term incentive award plan............     (46,800,000)     (29,110,000)     (14,030,000)
     Cash dividends paid.........................    (145,290,000)    (131,680,000)    (123,530,000)
                                                    -------------    -------------    -------------
            Net cash from (for) financing
               activities........................      92,260,000     (152,900,000)    (505,720,000)
                                                    -------------    -------------    -------------
Cash and Cash Investments:
  Increase (decrease) for the year...............     100,410,000      (32,400,000)     413,260,000
  At January 1...................................     441,330,000      473,730,000       60,470,000
                                                    -------------    -------------    -------------
  At December 31.................................   $ 541,740,000    $ 441,330,000    $ 473,730,000
                                                    =============    =============    =============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   COMMON                                              OTHER
                                                   SHARES                            RETAINED      COMPREHENSIVE
                                  TOTAL        ($1 PAR VALUE)   PAID-IN CAPITAL      EARNINGS      INCOME (LOSS)
                              --------------   --------------   ---------------   --------------   --------------
Balance, January 1, 1996....  $1,655,430,000    $160,380,000     $ 128,550,000    $1,366,330,000    $    170,000
Comprehensive income:
  Net income................     295,200,000        --                --             295,200,000        --
  Cumulative translation
    adjustments.............       2,350,000        --                --                --             2,350,000
                              --------------
Total comprehensive
  income....................     297,550,000
Shares issued...............      11,950,000         490,000        11,460,000          --              --
Cash dividends declared.....    (125,120,000)       --                --            (125,120,000)       --
                              --------------    ------------     -------------    --------------    ------------
Balance, December 31,
  1996......................   1,839,810,000     160,870,000       140,010,000     1,536,410,000       2,520,000
Comprehensive income:
  Net income................     382,400,000        --                --             382,400,000        --
  Cumulative translation
    adjustments.............     (28,000,000)       --                --                --           (28,000,000)
                              --------------
Total comprehensive
  income....................     354,400,000        --                --                --              --
Shares issued...............     169,250,000       4,700,000       164,550,000          --              --
Cash dividends declared.....    (134,440,000)       --                --            (134,440,000)
                              --------------    ------------     -------------    --------------    ------------
Balance, December 31,
  1997......................   2,229,020,000     165,570,000       304,560,000     1,784,370,000     (25,480,000)
Comprehensive income:
  Net income................     476,000,000        --                --             476,000,000        --
  Cumulative translation
    adjustments.............       8,910,000        --                --                --             8,910,000
                              --------------
Total comprehensive
  income....................     484,910,000        --                --                --              --
Shares issued...............     206,590,000       5,670,000       200,920,000          --              --
100 percent stock
  distribution..............        --           169,980,000      (169,980,000)         --              --
Shares repurchased..........     (43,330,000)     (1,890,000)      (41,440,000)         --              --
Cash dividends declared.....    (148,610,000)       --                --            (148,610,000)       --
                              --------------    ------------     -------------    --------------    ------------
Balance, December 31,
  1998......................  $2,728,580,000    $339,330,000     $ 294,060,000    $2,111,760,000    $(16,570,000)
                              ==============    ============     =============    ==============    ============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Per share data and certain data regarding common shares outstanding for prior periods have been adjusted for the two-for-one stock split, effected in the form of a 100 percent stock distribution, in July 1998. Certain amounts for prior years have been reclassified to conform with the current year presentation.

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

     Cash and Cash Investments. The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risks exist. At December 31, 1998 and 1997, accounts and notes receivable are presented net of allowances for doubtful accounts of $21.5 million and $19.8 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of income. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $88.5 million, $81.4 million and $71.7 million in 1998, 1997 and 1996, respectively.

     Acquired goodwill, resulting from acquisitions of companies, is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1998 and 1997 such accumulated amortization totalled $108.0 million and $82.8 million, respectively. At each balance sheet date, management evaluates the recoverability of acquired goodwill by comparing the carrying value of the asset to the associated current and projected annual sales, operating profit and undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no permanent impairment related to acquired goodwill at December 31, 1998 and 1997. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. Amortization of intangible assets totalled $47.8 million, $34.6 million and $28.0 million in 1998, 1997 and 1996, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term debt instruments was based principally on quoted market

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)
prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1998 was approximately $650 million and $1,416 million, as compared with the Company's aggregate carrying value of $639 million and $1,391 million, respectively, and at December 31, 1997 the aggregate market value was approximately $509 million and $1,386 million, as compared with the Company's aggregate carrying value of $498 million and $1,321 million, respectively.

ACQUISITIONS

     During 1998, the Company acquired Vasco Corporation and The Brugman Group, both of which are European manufacturers of residential hydronic radiators and heat convectors, and Heritage Bathrooms PLC, a European manufacturer and distributor of residential bath products.

     The results of operations for these acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1997, pro forma unaudited consolidated net sales and net income would have approximated $4,422 million and $481 million for 1998 and $3,911 million and $394 million for 1997, respectively, and pro forma unaudited consolidated diluted earnings per share would have approximated $1.40 and $1.18 for 1998 and 1997, respectively.

     The Company also acquired several other smaller home improvement and building products companies in 1998.

     The combined purchase price for 1998 acquisitions, net of cash acquired, aggregated approximately $323 million. The acquisitions were accounted for as purchase transactions.

INVENTORIES

                                                                (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
Raw material............................................  $236,330    $229,040
Finished goods..........................................   183,910     161,920
Work in process.........................................   138,750     124,040
                                                          --------    --------
                                                          $558,990    $515,000
                                                          ========    ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity and partnership interests:

                                                                  AT DECEMBER 31
                                                             ------------------------
                                                             1998      1997      1996
                                                             ----      ----      ----
MascoTech, Inc. .........................................    17%       17%       21%
Emco Limited.............................................    42%       42%       --
Hans Grohe, a German partnership.........................    27%       27%       27%
TriMas Corporation.......................................    --         4%        4%

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONTINUED)
     Excluding the partnership interest in Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments in affiliates at December 31, 1998 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $199 million, as compared with the Company's related aggregate carrying value of $172 million. The Company's carrying value in common stock of these equity affiliates exceeded its equity in the underlying net book value by approximately $77 million at December 31, 1998. This excess is being amortized over a period not to exceed 40 years.

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

     On January 22, 1998, MascoTech announced the completion of its acquisition of TriMas Corporation. The Company recorded a gain in the first quarter of 1998, as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONCLUDED)
     Approximate combined condensed financial data of the above-listed affiliates at December 31, 1998 and 1997 and for the three years then ended, are summarized in U.S. dollars as follows, in thousands:

                                                                1998          1997          1996
                                                             ----------    ----------    ----------
Net sales................................................    $2,732,560    $2,745,570    $2,136,740
                                                             ==========    ==========    ==========
Income from continuing operations before income taxes....    $  203,750    $  287,380    $  181,710
                                                             ==========    ==========    ==========
Net income attributable to common shareholders...........    $  142,870    $  172,690    $  109,500
                                                             ==========    ==========    ==========
The Company's net equity in above net income.............    $   29,200    $   24,140    $   20,090
                                                             ==========    ==========    ==========
Cash dividends received by the Company from affiliates...    $    5,130    $    4,670    $    7,780
                                                             ==========    ==========    ==========
At December 31:
  Current assets.........................................    $  832,350    $  973,900
  Current liabilities....................................      (412,720)     (436,250)
                                                             ----------    ----------
     Working capital.....................................       419,630       537,650
  Property and equipment.................................       839,080       776,470
  Other assets...........................................       968,400       504,810
  Long-term liabilities..................................    (1,741,490)     (980,990)
                                                             ----------    ----------
     Shareholders' equity................................    $  485,620    $  837,940
                                                             ==========    ==========

     Equity in undistributed earnings of affiliates of $57 million at December 31, 1998, $43 million at December 31, 1997 and $32 million at December 31, 1996 are included in consolidated retained earnings.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were $1,050 million, including $708 million in cash, $285 million of junior debt securities and equity securities aggregating $57 million. Securities of Furnishings International Inc. are summarized as follows:

                                                                                       (IN THOUSANDS)
                                                                                    AT DECEMBER 31
                                                                                  -------------------
                                                                                    1998       1997
                                                                                  --------   --------
         Junior debt securities (12% pay-in-kind).............                    $377,270   $335,770
         Preferred stock (13% cumulative).....................
         Common stock (15% ownership).........................                      57,370     57,370
         Convertible preferred stock..........................
                                                                                  --------   --------
                                                                                  $434,640   $393,140
                                                                                  ========   ========

     The junior debt securities mature in 2008 and are stated at face value. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale.

                               MASCO CORPORATION

PROPERTY AND EQUIPMENT

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
Land and improvements.................................    $   74,440    $   70,120
Buildings.............................................       507,170       465,920
Machinery and equipment...............................     1,230,100     1,089,330
                                                          ----------    ----------
                                                           1,811,710     1,625,370
Less, accumulated depreciation........................       647,460       588,050
                                                          ----------    ----------
                                                          $1,164,250    $1,037,320
                                                          ==========    ==========

ACCRUED LIABILITIES

                                                                (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------
Salaries, wages and related benefits....................    $105,260      $ 96,160
Advertising and sales promotion.........................      78,250        86,170
Insurance...............................................      55,360        48,930
Income taxes............................................      45,260         3,240
Dividends payable.......................................      37,330        34,000
Interest................................................      27,060        26,990
Property, payroll and other taxes.......................      25,840        21,520
Other...................................................      46,960        68,220
                                                            --------      --------
                                                            $421,320      $385,230
                                                            ========      ========

LONG-TERM DEBT

                                                               (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
Notes and Debentures:
  6.625%, due September 15, 1999......................    $  200,000    $  200,000
      9%, due October 1, 2001.........................        77,030       175,000
  6.125%, due September 15, 2003......................       200,000       200,000
   5.75%, due October 15, 2008........................       100,000        --
  7.125%, due August 15, 2013.........................       200,000       200,000
  6.625%, due April 15, 2018..........................       250,000        --
European bank debt....................................       505,970       329,300
Convertible subordinated debentures, 5.25%, due
  2012................................................        --           177,920
Other, principally acquisition-related................       112,430       107,710
                                                          ----------    ----------
                                                           1,645,430     1,389,930
Less, current portion.................................       254,010        68,460
                                                          ----------    ----------
                                                          $1,391,420    $1,321,470
                                                          ==========    ==========

     All of the notes and debentures above are nonredeemable.

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONCLUDED)
     European bank debt relates to borrowings of local currency for European acquisitions and expansion. At December 31, 1998, approximately $239 million of European debt related to a term loan facility expiring in 2002. The balance of $267 million represents borrowings under lines of credit primarily expiring in 2002. Interest is payable on European borrowings based upon various floating rates as selected by the Company (approximately 4 percent at December 31, 1998).

     The Company called the 5.25% convertible subordinated debentures due 2012 for redemption in February 1998. Substantially all holders exercised their right to convert these debentures into Company common stock (at the pre-stock split conversion price of $42.28 per share), resulting in the issuance of approximately 4.2 million shares of Company common stock in February 1998 (8.4 million shares after giving effect to the stock split).

     Certain debt agreements contain limitations on additional borrowings and requirements for maintaining a certain level of net worth. At December 31, 1998, the Company was in compliance with these limitations and requirements, and the Company's net worth exceeded the most restrictive of such provisions by approximately $715 million.

     At December 31, 1998, the maturities of long-term debt during each of the next five years, assuming that the bank debt is refinanced, were approximately as follows: 1999-$254.0 million; 2000-$66.9 million; 2001-$94.3 million;
2002-$10.1 million; and 2003-$206.1 million.

     The Company has a $750 million bank revolving-credit agreement, with any outstanding balance due and payable in November 2001. There was no outstanding balance at December 31, 1998. Interest is payable on borrowings under this agreement based upon various floating rate options as selected by the Company.

     The Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $409 million of debt and equity securities.

     Interest paid was approximately $85 million, $75 million and $102 million in 1998, 1997 and 1996, respectively. Amounts paid in 1996 include interest pertaining to discontinued operations.

SHAREHOLDERS' EQUITY

     In July 1998, the Company effected a two-for-one stock split in the form of a 100 percent stock distribution to shareholders, which resulted in the issuance of approximately 170 million shares of common stock and reduced paid-in-capital by approximately $170 million.

     On the basis of amounts paid (declared) and after giving effect to the stock split, cash dividends per share were $.43 ($.43 1/2) in 1998, $.40 1/2 ($.41) in 1997 and $.38 1/2 ($.39) in 1996.

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

     Financial statements of non-U.S. operations are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and using weighted average exchange rates in effect during the year for results of operations. Adjustments resulting from such translation are reflected as

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY -- (CONCLUDED)
cumulative translation adjustments in shareholders' equity, included in other comprehensive income (loss).

     During 1998, the Company acquired approximately 1.9 million of its common shares in open-market transactions at a cost aggregating $43.3 million. At December 31, 1998, the Company had remaining authorization to repurchase up to
12.5 million shares of its common stock in open-market transactions or otherwise.

STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1998, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards and stock options.

     The Company granted long-term stock awards, net of cancellations, for 1,149,000, 1,581,000 and 1,080,000 shares of Company common stock during 1998, 1997 and 1996, respectively, to key employees of the Company and to non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 1998, 1997 and 1996 was $26, $21 and $15, respectively. Early vesting of certain of these awards is contingent upon the market price of Company common stock equalling or exceeding certain price targets within specific time periods, including a $50 price target by February 2003. Compensation expense for the annual vesting of long-term stock awards was $17.0 million, $14.0 million and $14.9 million in 1998, 1997 and 1996, respectively. The unamortized costs of unvested stock awards, aggregating approximately $127 million at December 31, 1998, are included in other assets and are being amortized over the typical 10-year vesting periods.

     Fixed stock options are granted to key employees of the Company and to non-employee Directors of the Company and have a maximum term of 10 years. The exercise price of each fixed option, other than the option described below to the Company's Chief Executive Officer granted during 1996 at an exercise price in excess of the current market price at the grant date, equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning in the third year and extending through the eighth year after grant.

     During 1997, the Company granted original stock options for 5,680,000 shares of Company common stock with an exercise price of $19 1/2 per share (equal to the market price on the grant date). During 1998 and 1997, the Company also granted restoration stock options for 692,000 and 278,000 shares of Company common stock with grant date exercise prices ranging from $25 to $31 and $17 1/2 to $26, respectively (the market prices on the grant dates), and stock options for 64,000 and 56,000 shares of Company common stock to non-employee Directors of the Company with exercise prices of $29 and $19 1/2, respectively.

     To demonstrate his commitment to increase the market value of Company common stock for the benefit of shareholders, in 1996 the Company's Chief Executive Officer requested that his annual salary and bonus be reduced indefinitely to $1 per year effective January 1, 1996. The Compensation Committee of the Board of Directors, in acceding to this request, considered alternative compensation arrangements for the Chief Executive Officer and in April 1996 granted the Chief Executive Officer a 10-year option, with a $20 1/2 exercise price when the market price was $13 15/16 per share, to purchase two million shares of Company common stock. This option became exercisable in 1997 when the price of Company common stock exceeded $20 1/2 per share.

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONTINUED)
     As a demonstration of their commitment to enhance shareholder value and alignment with shareholder interests, in 1996 other officers and certain other key employees of the Company voluntarily accepted an effective 15 percent salary reduction, with salaries frozen through 1998 at that level. This reduction in compensation was replaced with stock options and career stock awards. The stock options were granted with an exercise price of $16 (equal to the market price on the grant date). Such options were granted for approximately 3,230,000 shares of Company common stock. In addition, in 1996 when the market price of Company common stock was $16 per share, the executive officers were granted career stock awards; annual vestings of such awards commenced in 1997 as a result of the Company common stock price exceeding $25 per share in late 1997.

     A summary of the status of the Company's stock options granted for the three years ended December 31, 1998 is presented below.

                                                         (SHARES IN THOUSANDS)
                                                      1998        1997        1996
                                                     ------      ------      ------
Option shares outstanding, January 1...............  16,200      14,616      10,912
  Weighted average exercise price..................     $17         $14         $12
Option shares granted, including restoration
  options..........................................     756       6,014       5,360
  Weighted average exercise price..................     $28         $20         $18
Option shares exercised............................   2,486       4,276         934
  Weighted average exercise price..................     $13         $13         $11
Option shares cancelled............................      74         154         722
  Weighted average exercise price..................     $10         $11         $11
Option shares outstanding, December 31.............  14,396      16,200      14,616
  Weighted average exercise price..................     $18         $17         $14
  Weighted average remaining option term (in
     years)........................................     6.6         7.2         5.5
Option shares exercisable, December 31.............   3,781       4,588       5,614
  Weighted average exercise price..................     $17         $16         $12

     Of the 3,781,000 option shares exercisable at December 31, 1998, 946,000 were exercisable at per share prices ranging from $10 to $15, with a weighted average exercise price of $10; 793,000 were exercisable at per share prices ranging from $16 to $20, with a weighted average exercise price of $18; and 2,042,000 were exercisable at per share prices ranging from $21 to $30 with a weighted average exercise price of $21.

     At December 31, 1998, a combined total of 12,085,000 shares of Company common stock was available for the granting of stock options and long-term stock awards under the Plan.

     During 1997, the Company adopted the "1997 Non-Employee Directors Stock Plan" (the "Directors Stock Plan"), which provides for the payment of compensation to non-employee Directors in part in Company common stock. Approximately 72,000 shares of Company common stock were granted in 1998 in the form of stock options and long-term stock awards under this plan. Such options and long-term stock awards are included in the information provided above. At December 31, 1998, a combined total of 825,000 shares of Company common stock was available for the granting of stock options and long-term stock awards under the Directors Stock Plan.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, the Company's stock options do not constitute compensation expense in the determination of net income in the statement of income. Had stock option compensation expense been determined pursuant to the methodology of

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONCLUDED)
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma effect would have been a reduction in the Company's diluted earnings per share of approximately $.02, $.02 and $.01 in 1998, 1997 and 1996, respectively.

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of options, including restoration options (which have a vesting period of approximately one year), granted in 1998, 1997 and 1996 were $6.00, $6.27 and $5.60, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk free interest rate -- 4.9%, 6.7% and 6.7%; dividend yield -- 2.1%, 2.5% and 2.5%; volatility factor -- 28%, 27% and 25%; and expected option life -- 3 years, 7 years and 7 years.

     Pursuant to the 1984 Restricted Stock (MascoTech) Incentive Plan, the Company may award to key employees of the Company and affiliated companies shares of common stock of MascoTech, Inc. held by the Company. No such awards were granted in 1998, 1997 or 1996. At December 31, 1998, there were 4,695,000 of such shares available for granting future awards under this plan.

     Common share and per share data in this note have been adjusted for the two-for-one stock split, effected in the form of a 100 percent stock distribution, in July 1998.

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit pension plans and defined-contribution retirement plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the Company's pension and profit-sharing plans were $32.8 million in 1998, $23.9 million in 1997 and $24.4 million in 1996.

     Net periodic pension cost for the Company's qualified pension plans includes the following components, in thousands:

                                                       1998        1997       1996
                                                     --------    --------    -------
Service cost.....................................    $  8,530    $  7,090    $ 6,220
Interest cost....................................      11,260      10,170      9,450
Expected return on plan assets...................     (11,870)    (11,140)    (9,590)
Amortization of transition asset.................        (620)       (620)      (620)
Amortization of prior-service cost...............         320         330        300
Amortization of net loss.........................       1,530         770        230
                                                     --------    --------    -------
Net periodic pension cost........................    $  9,150    $  6,600    $ 5,990
                                                     ========    ========    =======

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)
     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's qualified pension plans at December 31, in thousands:

                                                               1998        1997
                                                             --------    --------
Changes in projected benefit obligation:
  Benefit obligation at January 1........................    $152,320    $129,540
  Service cost...........................................       8,140       6,680
  Interest cost..........................................      11,260      10,170
  Plan amendments........................................      (1,720)       (300)
  Actuarial loss.........................................      11,780      11,650
  Benefit payments.......................................      (5,800)     (5,420)
                                                             --------    --------
     Projected Benefit obligation at December 31.........    $175,980    $152,320
                                                             ========    ========
Changes in fair value of plan assets:
  Fair value of plan assets at January 1.................    $106,520    $102,040
  Actual return on plan assets...........................       6,110       6,760
  Cash contributions.....................................       6,460       3,590
  Benefit payments.......................................      (5,800)     (5,420)
  Expenses/other.........................................        (430)       (450)
                                                             --------    --------
     Fair value of plan assets at December 31............    $112,860    $106,520
                                                             ========    ========
Funded status of qualified pension plans:
  Plan assets (less than) projected benefit obligation at
     December 31.........................................    $(63,120)   $(45,800)
  Unamortized net asset at transition....................      (2,180)     (2,800)
  Unamortized prior-service cost.........................       4,150       3,110
  Unamortized net loss...................................      52,930      40,340
                                                             --------    --------
     Net liability recognized............................    $ (8,220)   $ (5,150)
                                                             ========    ========

     The major assumptions used in accounting for the Company's pension plans are as follows:

                                                           1998     1997     1996
                                                          ------    -----    -----
Discount rate for obligations.........................     6.75%     7.0%     7.5%
Expected return on plan assets........................    11.0 %    11.0%    11.0%
Rate of compensation increase.........................     5.0 %     5.0%     5.0%

     In addition to the Company's qualified pension plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for pension benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified pension plans totalled $37.0 million and $46.2 million, and $30.8 million and $39.1 million at December 31, 1998 and 1997, respectively. Net periodic pension cost for these plans was $7.1 million, $4.7 million and $4.9 million in 1998, 1997 and 1996, respectively.

     The Company sponsors certain postretirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1998, the aggregate present value of the unfunded accumulated postretirement benefit obligation approximated $3 million.

                               MASCO CORPORATION

SEGMENT INFORMATION

     The Company's operations in the segments detailed below consist of the manufacture, installation and sale of the following home improvement and building products:

        Kitchen and Bath Products -- kitchen and bath cabinets; kitchen appliances; faucets; plumbing fittings; bathtubs and shower tub enclosures; whirlpools and spas; and bath accessories.

        Environmental Products and Services -- grilles, registers, diffusers for heating/cooling systems; hydronic radiators and heat convectors; insulation; and venting and ventilation systems.

        Builders' Hardware and Other Specialty Products -- builders' hardware, including mechanical and electronic lock sets; rolling shutters; and water pumps.

     These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets for consumers and contractors.

     The Company's operations are principally located in North America and Europe. The Company's country of domicile is the United States.

     Corporate assets consist primarily of real property, cash and cash investments and other investments.

     Pursuant to a corporate services agreement to provide MascoTech, Inc. with certain corporate staff and administrative services, the Company charges a fee approximating .8 percent of MascoTech net sales. The fees charged to MascoTech approximated $8 million in 1998, $6 million in 1997 and $7 million in 1996, and are included as a reduction of general corporate expense. The fees charged to MascoTech in 1998 include fees related to TriMas Corporation, which was acquired by MascoTech in January 1998. Fees charged for corporate services provided to TriMas Corporation for 1997 and 1996 were $4 million and $3 million, respectively.

     The Company's segments are based on similarities in products and services and represent the aggregation of similar operating units for which financial information is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company evaluates performance based on operating profit or loss and, other than general corporate expense, allocates specific corporate overhead to each segment.

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONCLUDED)

     The following table presents information about the Company by segment and geographic area:

                                                                                                                    (IN THOUSANDS)
                               NET SALES(1)(2)(3)                   OPERATING PROFIT                 ASSETS AT DECEMBER 31
                      ------------------------------------   ------------------------------   ------------------------------------
                         1998         1997         1996        1998       1997       1996        1998         1997         1996
                      ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
The Company's
  operations by
  segment were:
    Kitchen and Bath
      Products......  $3,294,000   $2,940,000   $2,519,000   $613,000   $539,000   $462,000   $2,220,000   $2,023,000   $1,646,000
    Environmental
      Products and
      Services......     485,000      348,000      295,000     69,000     50,000     41,000      668,000      293,000      260,000
    Builders'
      Hardware and
      Other
      Specialty
      Products......     566,000      472,000      423,000     84,000     80,000     63,000      508,000      541,000      372,000
                      ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
      Total.........  $4,345,000   $3,760,000   $3,237,000   $766,000   $669,000   $566,000   $3,396,000   $2,857,000   $2,278,000
                      ==========   ==========   ==========   ========   ========   ========   ==========   ==========   ==========
The Company's
  operations by
  geographic area
  were (4):
    North America...  $3,506,000   $3,072,000   $2,680,000   $643,000   $570,000   $479,000   $2,221,000   $2,146,000   $1,667,000
    Europe..........     839,000      688,000      557,000    123,000     99,000     87,000    1,175,000      711,000      611,000
                      ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
      Total, as
        above.......  $4,345,000   $3,760,000   $3,237,000    766,000    669,000    566,000    3,396,000    2,857,000    2,278,000
                      ==========   ==========   ==========
General corporate expense, net............................    (86,000)   (82,000)   (85,000)
                                                             --------   --------   --------
Operating profit, after general corporate expense.........    680,000    587,000    481,000
Other income (expense), net...............................     75,000     44,000     22,000
                                                             --------   --------   --------
Income before income taxes (5)............................   $755,000   $631,000   $503,000
                                                             ========   ========   ========
Equity investments in and receivable from affiliates.......................................      225,000      228,000      220,000
Securities of Furnishings International Inc................................................      435,000      393,000      356,000
Corporate assets...........................................................................    1,111,000      856,000      848,000
                                                                                              ----------   ----------   ----------
      Total assets.........................................................................   $5,167,000   $4,334,000   $3,702,000
                                                                                              ==========   ==========   ==========

                                                                                                    PROPERTY ADDITIONS(6)
                                                                                                ------------------------------
                                                                                                  1998       1997       1996
                                                                                                --------   --------   --------
The Company's operations by segment were:
  Kitchen and Bath Products..................................................................   $119,000   $149,000   $116,000
  Environmental Products and Services........................................................     77,000     27,000     21,000
  Builders' Hardware and Other Specialty Products............................................     22,000     34,000     21,000
                                                                                                --------   --------   --------
      Total..................................................................................   $218,000   $210,000   $158,000
                                                                                                ========   ========   ========

                                                                   DEPRECIATION AND
                                                                     AMORTIZATION
                                                         ------------------------------------
                                                            1998         1997         1996
                                                         ----------   ----------   ----------
The Company's operations by segment were:
  Kitchen and Bath Products............................    $ 74,000      $69,000      $58,000
  Environmental Products and Services..................      23,000       13,000        9,000
  Builders' Hardware and Other Specialty Products......      20,000       15,000       12,000
                                                         ----------   ----------   ----------
      Total............................................    $117,000      $97,000      $79,000
                                                         ==========   ==========   ==========

(1) Included in net sales in 1998, 1997 and 1996 are export sales from the U.S. of $66.8 million, $58.8 million and $46.2 million, respectively.

(2) Intra-company sales among segments and geographic areas represented less than one percent of consolidated net sales in 1998, 1997 and 1996.

(3) Includes net sales to one customer in 1998 and 1997 of $499 million and $392 million, respectively.

(4) Net sales from the Company's operations in the U.S. were $3,348 million, $2,907 million and $2,524 million in 1998, 1997 and 1996, respectively. Long-lived assets of the Company's operations in the U.S. and Europe were $1,179 million and $813 million, $1,116 million and $467 million and $806 million and $409 million at December 31, 1998, 1997 and 1996, respectively.

(5) Income before income taxes and net income pertaining to non-U.S. operations were $120 million and $60 million, $93 million and $45 million, and $82 million and $40 million for 1998, 1997 and 1996, respectively.

(6) Property additions include assets of acquired companies.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                      (IN THOUSANDS)
                                                      1998        1997        1996
                                                    --------    --------    --------
Re: MascoTech, Inc.:
  Equity earnings...............................    $ 15,360    $ 14,580    $ 13,860
                                                    --------    --------    --------
  Gain from change in investment................       --         29,500       --
                                                    --------    --------    --------
  Gain from sale of investments, net............       --          --         67,800
                                                    --------    --------    --------
Equity earnings, other affiliates...............      13,840       9,560       6,230
                                                    --------    --------    --------
Other, net:
  Income from cash and cash investments.........      21,540      17,280       6,910
  Other interest income.........................      46,340      47,550      20,710
  Other items...................................      62,680       5,180     (18,630)
                                                    --------    --------    --------
                                                     130,560      70,010       8,990
                                                    --------    --------    --------
Interest expense................................     (85,260)    (79,850)    (74,680)
                                                    --------    --------    --------
                                                    $ 74,500    $ 43,800    $ 22,200
                                                    ========    ========    ========

     Other interest income for 1998, 1997 and 1996 includes $41.5 million, $36.8 million and $14.0 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses. Other interest income for 1997 and 1996 includes $7.5 million and $1.7 million, respectively, of interest income from a $151 million note receivable from MascoTech, which was paid on September 30, 1997.

     Other items in 1998 include pre-tax gains aggregating approximately $59 million from sales of the Company's Thermador subsidiary ($30 million) and the Company's investment in TriMas Corporation ($29 million). Also included in other items for 1998 were $7.0 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

     Other items in 1997 include $10.8 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and net gains aggregating approximately $28 million related to the sales of certain non-operating assets, as well as charges aggregating approximately $30 million principally for the adjustment of the Company's Payless Cashways investment to its estimated fair value. Other items in 1996 include $36.3 million of fourth quarter charges primarily related to adjustments of miscellaneous assets to their estimated fair value.

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

     Interest expense in 1996 is presented net of interest expense pertaining to discontinued operations of $21.8 million.

                               MASCO CORPORATION

INCOME TAXES

                                                                      (IN THOUSANDS)
                                                    1998         1997         1996
                                                  ---------    ---------    --------
Income before income taxes:
  U.S.........................................    $ 635,320    $ 537,760    $420,560
  Foreign.....................................      119,680       93,140      82,140
                                                  ---------    ---------    --------
                                                  $ 755,000    $ 630,900    $502,700
                                                  =========    =========    ========
Provision for income taxes:
  Currently payable:
     U.S. Federal.............................    $ 167,000    $ 146,940    $119,250
     State and local..........................       19,000       25,570      18,280
     Foreign..................................       47,100       41,110      41,120
  Deferred:
     U.S. Federal.............................       33,490       28,240      27,880
     Foreign..................................       12,410        6,640         970
                                                  ---------    ---------    --------
                                                  $ 279,000    $ 248,500    $207,500
                                                  =========    =========    ========
Deferred tax assets at December 31:
  Intangibles.................................    $  18,160    $  24,110
  Inventories.................................       12,210       11,380
  Accrued liabilities.........................       46,720       54,650
  Capital loss carryforward...................      117,760      149,470
  Other, principally equity investments.......       44,600       34,940
                                                  ---------    ---------
                                                    239,450      274,550
  Valuation allowance.........................     (156,700)    (174,960)
                                                  ---------    ---------
                                                     82,750       99,590
                                                  ---------    ---------
Deferred tax liabilities at December 31:
  Property and equipment......................      166,880      149,220
  Other.......................................       25,230       13,830
                                                  ---------    ---------
                                                    192,110      163,050
                                                  ---------    ---------
Net deferred tax liability at December 31.....    $ 109,360    $  63,460
                                                  =========    =========

     At December 31, 1998 and 1997, net deferred tax liability consists of net short-term deferred tax assets of $15.4 million and $19.0 million, respectively, and net long-term deferred tax liabilities of $124.8 million and $82.5 million, respectively.

     A valuation allowance of approximately $156.7 million and $175.0 million was recorded at December 31, 1998 and 1997, respectively, primarily due to the Company's inability to quantify the major portion of its capital loss carryforward which may ultimately be realized. Such capital loss benefit resulted from a $117.8 million and $149.5 million after-tax capital loss carryforward at December 31, 1998 and 1997, respectively, on the disposition of the Company's home furnishings products segment and a $38.9 million and $25.5 million benefit of a capital nature on the Company's equity and other investments at December 31, 1998 and 1997, respectively.

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)
     The following is a reconciliation of the U.S. Federal statutory rate:

                                                                1998    1997    1996
                                                                ----    ----    ----
U.S. Federal statutory rate.................................     35%     35%     35%
State and local taxes, net of federal tax benefit...........      2       2       2
Higher taxes on foreign earnings............................      2       3       3
Dividends-received deduction................................    --       (1)    --
Amortization in excess of tax...............................      1       1       1
Change in valuation allowance...............................     (2)     (2)      1
Other, net..................................................     (1)      1      (1)
                                                                 --      --      --
  Effective tax rate........................................     37%     39%     41%
                                                                 ==      ==      ==

     Income taxes paid were approximately $160 million, $178 million and $201 million in 1998, 1997 and 1996, respectively. Amounts paid in 1996 include taxes on discontinued operations.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Provision has not been made at December 31, 1998 for U.S. or additional foreign withholding taxes on approximately $30.8 million of remaining undistributed net income of non-U.S. subsidiaries, as such income is intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such income.

EARNINGS PER SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share (after giving effect to the 100 percent stock distribution in July 1998), in thousands:

                                                      1998        1997        1996
                                                    --------    --------    --------
Numerator:
  Basic (Net income)............................    $476,000    $382,400    $295,200
  Add convertible debenture interest, net (1)...         700       5,880       5,880
                                                    --------    --------    --------
  Diluted (Net income)..........................    $476,700    $388,280    $301,080
                                                    ========    ========    ========
Denominator:
  Basic shares (based on weighted average)......     331,700     319,400     315,000
  Add:
     Contingently issued shares.................       7,200       6,600       6,200
     Stock option dilution......................       3,800       3,200       1,800
     Convertible debentures (1).................       1,000       8,400       8,400
                                                    --------    --------    --------
  Diluted shares................................     343,700     337,600     331,400
                                                    ========    ========    ========

(1) The Company called these debentures for redemption on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

     For 1998, the following presents, as one entity with Masco Corporation as the parent company, the combined unaudited financial statements of the Company and MascoTech, Inc., and for 1997 and 1996, the combined unaudited financial statements of the Company, MascoTech and TriMas Corporation. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands. (MascoTech completed its acquisition of TriMas Corporation in early 1998.)

                                                            AT DECEMBER 31
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
COMBINED BALANCE SHEETS
Assets
Current assets:
  Cash and cash investments...........................  $  571,130   $  587,820
  Marketable securities...............................      --           45,970
  Receivables.........................................     923,470      768,030
  Prepaid expenses and other..........................      70,110       85,250
  Deferred income taxes...............................      41,950       80,520
  Inventories:
     Raw material.....................................     298,910      286,120
     Finished goods...................................     271,720      237,340
     Work in process..................................     186,710      162,460
                                                        ----------   ----------
                                                           757,340      685,920
                                                        ----------   ----------
       Total current assets...........................   2,364,000    2,253,510
Equity investments in affiliates......................     258,580      280,970
Securities of Furnishings International Inc...........     434,640      393,140
Property and equipment................................   1,842,380    1,654,840
Acquired goodwill, net................................   1,816,950      925,120
Other assets..........................................     497,950      421,170
                                                        ----------   ----------
       Total assets...................................  $7,214,500   $5,928,750
                                                        ==========   ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable.......................................  $  258,830   $   72,340
  Accounts payable....................................     281,260      264,980
  Accrued liabilities.................................     556,550      535,300
                                                        ----------   ----------
       Total current liabilities......................   1,096,640      872,620
Long-term debt........................................   2,779,660    1,959,440
Deferred income taxes and other.......................     399,130      365,470
Other interests in combined affiliates................     210,490      502,200
                                                        ----------   ----------
       Total liabilities..............................   4,485,920    3,699,730
Equity of shareholders of Masco Corporation...........   2,728,580    2,229,020
                                                        ----------   ----------
       Total liabilities and shareholders' equity.....  $7,214,500   $5,928,750
                                                        ==========   ==========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
COMBINED STATEMENTS OF INCOME
Net sales.............................................    $ 5,967,620    $ 5,323,450    $ 5,095,710
Cost of sales.........................................     (3,990,040)    (3,535,070)    (3,476,820)
Selling, general and administrative expenses..........     (1,074,690)      (990,850)      (933,250)
Gains (charge) on disposition of businesses, net......        (15,580)         4,980        (31,520)
                                                          -----------    -----------    -----------
       Operating profit...............................        887,310        802,510        654,120
                                                          -----------    -----------    -----------
Other income (expense), net:
  Interest expense....................................       (166,760)      (114,300)      (115,460)
  Other, net..........................................        163,610        153,290        106,810
                                                          -----------    -----------    -----------
                                                               (3,150)        38,990         (8,650)
                                                          -----------    -----------    -----------
       Income before income taxes and other
          interests...................................        884,160        841,500        645,470
Income taxes..........................................       (326,830)      (347,110)      (279,830)
Other interests in combined affiliates................        (81,330)      (111,990)       (70,440)
                                                          -----------    -----------    -----------
       Net income.....................................    $   476,000    $   382,400    $   295,200
                                                          ===========    ===========    ===========
Earnings per share:
  Basic...............................................          $1.44          $1.20           $.94
                                                          ===========    ===========    ===========
  Diluted.............................................          $1.39          $1.15           $.91
                                                          ===========    ===========    ===========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
COMBINED STATEMENTS OF CASH FLOWS
Cash Flows From (For) Operating Activities:
  Net income..........................................    $   476,000    $   382,400    $   295,200
  Depreciation and amortization.......................        219,960        185,190        167,080
  Interest accrual on pay-in-kind notes receivable....        (41,500)       (36,800)       (13,970)
  Unremitted equity earnings of affiliates............        (16,820)        (9,060)       (12,730)
  Deferred income taxes...............................         45,790         57,230         39,590
  (Gains) charge on disposition of businesses, net....        (14,720)        (4,980)        31,520
  Gain from change in investment......................         (7,000)        (4,980)       --
  Other interests in net income of combined
     affiliates, net..................................         81,330        111,990         70,440
  (Increase) decrease in receivables..................       (107,520)       (40,250)         1,230
  (Increase) decrease in inventories..................        (58,940)       (41,870)        14,870
  Increase in accounts payable and accrued
     liabilities, net.................................         24,180         46,200         93,700
  Discontinued operations, net........................        --             --             (19,240)
  Other, net..........................................         (2,090)       (16,360)       (26,080)
                                                          -----------    -----------    -----------
          Net cash from operating activities..........        598,670        628,710        641,610
                                                          -----------    -----------    -----------
Cash Flows From (For) Investing Activities:
  Acquisition of other interests in TriMas
     Corporation......................................       (869,680)       --             --
  Acquisitions, net of cash acquired..................       (377,770)      (198,020)      (247,800)
  Capital expenditures................................       (295,260)      (250,740)      (207,600)
  Cash proceeds from sale of:
     Discontinued operations..........................        --             --             707,630
     Subsidiaries.....................................        108,020         76,560        223,720
  Proceeds from redemption of debt by affiliates......         80,500        --             --
  Other, net..........................................        (31,680)       (37,810)       (20,170)
                                                          -----------    -----------    -----------
          Net cash from (for) investing activities....     (1,385,870)      (410,010)       455,780
                                                          -----------    -----------    -----------
Cash Flows From (For) Financing Activities:
  Increase in debt....................................      1,630,340        121,380        570,520
  Payment of debt.....................................       (550,650)      (155,230)    (1,063,720)
  Purchase of Company common stock for:
     Treasury.........................................       (106,880)       (14,970)       (14,040)
     Long-term incentive award plan...................        (46,800)       (29,110)       (14,030)
  Cash dividends paid.................................       (155,500)      (151,970)      (146,340)
                                                          -----------    -----------    -----------
          Net cash from (for) financing activities....        770,510       (229,900)      (667,610)
                                                          -----------    -----------    -----------
Cash and Cash Investments:
  Increase (decrease) for the year....................        (16,690)       (11,200)       429,780
  At January 1........................................        587,820        599,020        169,240
                                                          -----------    -----------    -----------
  At December 31......................................    $   571,130    $   587,820    $   599,020
                                                          ===========    ===========    ===========

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                    QUARTERS ENDED
                          AUDITED      -------------------------------------------------------
                            YEAR       DECEMBER 31    SEPTEMBER 30     JUNE 30       MARCH 31
                         ----------    -----------    ------------    ----------    ----------
1998:
Net sales............    $4,345,000    $1,099,000      $1,122,000     $1,085,000    $1,039,000
Gross profit.........    $1,551,010    $  372,710      $  404,900     $  393,600    $  379,800
Net income...........    $  476,000    $  122,500      $  125,900     $  117,000    $  110,600
Earnings per share:
  Basic..............         $1.44          $.37            $.38           $.35          $.34
  Diluted............         $1.39          $.36            $.37           $.34          $.32
1997:
Net sales............    $3,760,000    $  990,000      $1,003,000     $  913,000    $  854,000
Gross profit.........    $1,381,750    $  363,450      $  369,000     $  334,800    $  314,500
Net income...........    $  382,400    $  105,500      $  101,800     $   91,600    $   83,500
Earnings per share:
  Basic..............         $1.20          $.33            $.32           $.29          $.26
  Diluted............         $1.15          $.31            $.30           $.28          $.26

ITEM 9. CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

            (i)        Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1998, 1997 and
                       1996, consists of the following:
                       II. Valuation and Qualifying Accounts
            (ii)  (A)  MascoTech, Inc. and Subsidiaries Consolidated Financial
                       Statements appended hereto, at December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996,
                       consist of the following:
                            Consolidated Balance Sheet
                            Consolidated Statement of Income
                            Consolidated Statement of Cash Flows
                            Consolidated Statement of Shareholders' Equity
                            Notes to Consolidated Financial Statements
                  (B)  MascoTech, Inc. and Subsidiaries Financial Statement
                       Schedule appended hereto, for the years ended December 31,
                       1998, 1997 and 1996, consists of the following:
                       II. Valuation and Qualifying Accounts

        (3) Exhibits.

                 3.i         Restated Certificate of Incorporation of Masco Corporation
                             and amendments thereto.(7)
                 3.ii        Bylaws of Masco Corporation, as amended.(filed herewith)
                 4.a.i       Indenture dated as of December 1, 1982 between Masco
                             Corporation and Morgan Guaranty Trust Company of New York,
                             as Trustee,(5) and Directors' resolutions establishing Masco
                             Corporation's: (i) 9% Notes Due October 1, 2001(5), (ii)
                             6 5/8 Notes Due September 15, 1999(6), (iii) 6 1/8 Notes Due
                             September 15, 2003 (filed herewith), (iv) 7 1/8% Debentures
                             Due August 15, 2013 (filed herewith), (v) 6.625% Debentures
                             Due April 15, 2018 (filed herewith) and (vi) 5.75% Notes Due
                             2008. (filed herewith)
                 4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of July 25, 1994 among Masco Corporation, Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago.(1)
                 4.a.iii     Supplemental Indenture dated as of July 26, 1994 between
                             Masco Corporation and The First National Bank of Chicago.(1)
                 4.b         $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
                             party thereto and Morgan Guaranty Trust Company of New York, as agent(5) and Amendment No. 1 dated April 30, 1997(6) and
                             Amendment dated as of March 30, 1998.(7)

                 4.c         Rights Agreement dated as of December 6, 1995, between Masco
                             Corporation and The Bank of New York, as Rights Agent(3) and
                             Amendment No. 1 to Rights Agreement dated as of September
                             23, 1998.(8)
                 4.d         Indenture dated as of November 1, 1986 between Masco
                             Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                             Guaranty Trust Company of New York, as Trustee, and
                             Directors' resolutions establishing Masco Industries, Inc.'s
                             4 1/2% Convertible Subordinated Debentures Due 2003,
                             Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of August 4, 1994 among MascoTech, Inc., Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago and Supplemental Indenture dated as of
                             August 5, 1994 among MascoTech, Inc. and The First National
                             Bank of Chicago. (all filed herewith)
                 4.e         $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
                             banks party thereto from time to time, The First National
                             Bank of Chicago, as Administrative Agent, Bank of America
                             NT&SA and NationsBank, N.A., as Syndication Agents and
                             Amendment No. 1 thereto dated as of February 10, 1998.(6)
                 4.f         DM 350,000,000 Multicurrency Revolving Credit Facility dated
                             September 14, 1998 among Masco GmbH, as Borrower, Masco
                             Corporation, as Guarantor, Commerzbank Aktiengesellschaft,
                             as Arranger, and Commerzbank International S.A., as Agent
                             for the banks party thereto. (filed herewith)
                 4.g         DM 400,000,000 Term Loan Facility dated July 9, 1997 among
                             Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
                             Commerzbank Aktiengesellschaft, as Arranger, and Commerzbank
                             International S.A., as Agent for the banks party thereto,
                             and Amendment dated as of June 12, 1998 to Credit Agreement.
                             (filed herewith)
                 NOTE:       Other instruments, notes or extracts from agreements
                             defining the rights of holders of long-term debt of Masco
                             Corporation or its subsidiaries have not been filed since
                             (i) in each case the total amount of long-term debt
                             permitted thereunder does not exceed 10 percent of Masco
                             Corporation's consolidated assets, and (ii) such
                             instruments, notes and extracts will be furnished by Masco
                             Corporation to the Securities and Exchange Commission upon request.
                 10.a        Assumption and Indemnification Agreement dated as of May 1,
                             1984 between Masco Corporation and Masco Industries, Inc.
                             (now known as MascoTech, Inc.).(3)
                 10.b        Corporate Services Agreement dated as of January 1, 1987
                             between Masco Corporation and Masco Industries, Inc. (now
                             known as MascoTech, Inc.)(6), Amendment No. 1 dated as of
                             October 31, 1996(4), and related letter agreement dated
                             January 22, 1998.(6)
                 10.c        Corporate Opportunities Agreement dated as of May 1, 1984
                             between Masco Corporation and Masco Industries, Inc. (now
                             known as MascoTech, Inc.)(3) and Amendment No. 1 dated as of
                             October 31, 1996(4).
                 10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
                             Masco Corporation and Masco Industries, Inc. (now known as
                             MascoTech, Inc.) and related letter dated September 20,
                             1985, Amendment to Stock Repurchase Agreement dated as of
                             December 20, 1990, and amendment to Stock Repurchase
                             Agreement included in Agreement dated as of November 23,
                             1993. (all filed herewith)

                 NOTE:       Exhibits 10.e through 10.r constitute the management
                             contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
                 10.e        Masco Corporation 1991 Long Term Stock Incentive Plan
                             (Restated July 10, 1998). (filed herewith)
                 10.f        Masco Corporation 1988 Restricted Stock Incentive Plan
                             (Restated December 6, 1995).(3)
                 10.g        Masco Corporation 1988 Stock Option Plan (Restated December
                             6, 1995).(3)
                 10.h        Masco Corporation Supplemental Executive Retirement and
                             Disability Plan.(2)
                 10.i        Masco Corporation 1997 Annual Incentive Compensation
                             Plan.(6)
                 10.j        Masco Corporation 1997 Non-Employee Directors Stock Plan.
                             (as amended July 10, 1998). (filed herewith)
                 10.k        MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                             (Restated July 15, 1998). (filed herewith)
                 10.l        MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                             (Restated December 6, 1995).(3)
                 10.m        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
                             1995).(3)
                 10.n        MascoTech, Inc. 1997 Annual Incentive Compensation Plan.(6)
                 10.o        MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(6)
                 10.p        Description of the Masco Corporation Program for Estate,
                             Financial Planning and Tax Assistance.(6)
                 10.q        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
                             between MascoTech, Inc. and Masco Corporation, including
                             form of Note, Agreement dated as of November 23, 1993
                             relating thereto, and Amendment No. 1 to the Securities
                             Purchase Agreement dated as of October 31, 1996. (all filed herewith)
                 10.r        Registration Agreement dated as of March 31, 1993, between
                             Masco Corporation and Masco Industries, Inc. (now known as
                             MascoTech, Inc.). (filed herewith)
                 10.s        Stock Purchase Agreement between Masco Corporation and Masco
                             Industries, Inc. (now known as MascoTech, Inc.) dated as of
                             December 23, 1991 (regarding Masco Capital Corporation)(5)
                             and Amendment thereto dated May 21, 1997.(6)
                 10.t        12% Senior Note Due 2008 by Furnishings International Inc.
                             to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
                             and Masco Corporation.(5)
                 10.u        Stock Purchase Agreement dated as of October 15, 1996
                             between Masco Corporation and MascoTech, Inc.(4)
                 12          Computation of Ratio of Earnings to Fixed Charges. (filed
                             herewith)
                 21          List of Subsidiaries. (filed herewith)
                 23.a        Consent of PricewaterhouseCoopers LLP relating to Masco
                             Corporation's Financial Statements and Financial Statement
                             Schedule. (filed herewith)
                 23.b        Consent of PricewaterhouseCoopers LLP relating to MascoTech,
                             Inc.'s Financial Statements and Financial Statement
                             Schedule. (filed herewith)

                 27          Financial Data Schedule as of and for the year ended
                             December 31, 1998. (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 13, 1996.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN                 Chairman of the Board and Chief
---------------------------------------------        Executive Officer
            RICHARD A. MANOOGIAN

PRINCIPAL FINANCIAL OFFICER:

          /s/ RICHARD G. MOSTELLER                 Senior Vice President -- Finance
---------------------------------------------
            RICHARD G. MOSTELLER

PRINCIPAL ACCOUNTING OFFICER:

           /s/ ROBERT B. ROSOWSKI                  Vice President -- Controller and
---------------------------------------------        Treasurer
             ROBERT B. ROSOWSKI

            /s/ THOMAS G. DENOMME                  Director
---------------------------------------------
              THOMAS G. DENOMME

          /s/ JOSEPH L. HUDSON, JR.                Director
---------------------------------------------
            JOSEPH L. HUDSON, JR.
             /s/ VERNE G. ISTOCK                   Director
---------------------------------------------
               VERNE G. ISTOCK

           /s/ RAYMOND F. KENNEDY                  President and Chief Operating
---------------------------------------------        Officer and Director
             RAYMOND F. KENNEDY

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

                                                                  March 26, 1999

                               MASCO CORPORATION

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedules, as required, for the years ended December 31, 1998, 1997 and 1996:

                                                                PAGE
                                                                ----

II. Valuation and Qualifying Accounts.......................    F-2
MascoTech, Inc. and Subsidiaries Consolidated Financial
  Statements and Financial Statement Schedule...............    F-3

                               MASCO CORPORATION
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

            COLUMN A                 COLUMN B              COLUMN C             COLUMN D       COLUMN E
            --------                -----------    ------------------------    -----------    -----------
                                                          ADDITIONS
                                                   ------------------------
                                    BALANCE AT     CHARGED TO     CHARGED                     BALANCE AT
                                     BEGINNING     COSTS AND      TO OTHER                      END OF
          DESCRIPTION                OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS       PERIOD
--------------------------------    -----------    ----------    ----------    -----------    -----------
                                                                    (A)            (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1998.......................    $19,760,000    $4,130,000    $1,220,000    $(3,590,000)   $21,520,000
                                    ===========    ==========    ==========    ===========    ===========
     1997.......................    $17,950,000    $2,650,000    $2,500,000    $(3,340,000)   $19,760,000
                                    ===========    ==========    ==========    ===========    ===========
     1996.......................    $16,260,000    $5,060,000    $  640,000    $(4,010,000)   $17,950,000
                                    ===========    ==========    ==========    ===========    ===========

NOTES:

     (A) Allowance of companies acquired and companies disposed of, net.

     (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  of MascoTech, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2)(ii)(A) present fairly, in all material respects, the financial position of MascoTech, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(ii)(B) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in the footnotes to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

PRICEWATERHOUSECOOPERS, LLP

Detroit, Michigan
February 19, 1999

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                     1998              1997
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $   29,390,000    $   41,110,000
  Marketable securities.....................................          --              45,970,000
  Receivables...............................................       223,340,000       125,930,000
  Inventories...............................................       198,350,000        73,860,000
  Deferred and refundable income taxes......................        26,590,000        36,270,000
  Prepaid expenses and other assets.........................        23,710,000        13,310,000
                                                                --------------    --------------
       Total current assets.................................       501,380,000       336,450,000
Equity and other investments in affiliates..................        93,560,000       263,300,000
Property and equipment, net.................................       678,130,000       417,030,000
Excess of cost over net assets of acquired companies........       764,220,000        65,610,000
Notes receivable and other assets...........................        53,250,000        62,290,000
                                                                --------------    --------------
       Total assets.........................................    $2,090,540,000    $1,144,680,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  114,830,000    $   70,120,000
  Accrued liabilities.......................................       135,230,000       114,650,000
                                                                --------------    --------------
       Total current liabilities............................       250,060,000       184,770,000
Convertible subordinated debentures.........................       310,000,000       310,000,000
Other long-term debt........................................     1,078,240,000       282,000,000
Deferred income taxes.......................................        88,140,000       114,650,000
Other long-term liabilities.................................       110,220,000        42,600,000
                                                                --------------    --------------
       Total liabilities....................................     1,836,660,000       934,020,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par:
     Authorized: 25 million; Outstanding: None..............          --                --
  Common stock, $1 par:
     Authorized: 250 million; Outstanding: 45.8 million and
       47.3 million.........................................        45,780,000        47,250,000
  Paid-in capital...........................................        16,820,000        41,060,000
  Retained earnings.........................................       245,860,000       157,790,000
  Accumulated other comprehensive loss......................        (7,460,000)       (2,560,000)
  Less: Restricted stock awards.............................       (47,120,000)      (32,880,000)
                                                                --------------    --------------
       Total shareholders' equity...........................       253,880,000       210,660,000
                                                                --------------    --------------
       Total liabilities and shareholders' equity...........    $2,090,540,000    $1,144,680,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998              1997              1996
                                                 ---------------    -------------    ---------------
Net sales.....................................   $ 1,635,500,000    $ 922,130,000    $ 1,281,220,000
Cost of sales.................................    (1,208,930,000)    (735,470,000)    (1,048,110,000)
                                                 ---------------    -------------    ---------------
     Gross profit.............................       426,570,000      186,660,000        233,110,000
Selling, general and administrative
  expenses....................................      (204,180,000)     (89,930,000)      (132,260,000)
Gains (charge) on disposition of businesses,
  net.........................................       (15,580,000)       4,980,000        (31,520,000)
                                                 ---------------    -------------    ---------------
     Operating profit.........................       206,810,000      101,710,000         69,330,000
                                                 ---------------    -------------    ---------------
Other income (expense), net:
  Interest expense, Masco Corporation.........         --              (7,500,000)         --
  Other interest expense......................       (81,500,000)     (29,030,000)       (29,970,000)
  Equity and other income from affiliates.....        10,150,000       43,360,000         40,460,000
  Gain from disposition of an equity
     affiliate................................         --              46,160,000          --
  Gains from changes in investments in equity
     affiliates...............................         --              18,190,000          --
  Deferred gain recognized from disposition of
     business.................................         7,000,000         --                --
  Other, net..................................         2,060,000       17,400,000         (2,600,000)
                                                 ---------------    -------------    ---------------
                                                     (62,290,000)      88,580,000          7,890,000
                                                 ---------------    -------------    ---------------
     Income before income taxes and cumulative
       effect of accounting change, net.......       144,520,000      190,290,000         77,220,000
Income taxes..................................        47,050,000       75,050,000         37,300,000
                                                 ---------------    -------------    ---------------
     Income before cumulative effect of
       accounting change, net.................        97,470,000      115,240,000         39,920,000
Cumulative effect of accounting change (net of
  income taxes)...............................         --                --               11,700,000
                                                 ---------------    -------------    ---------------
     Net income...............................   $    97,470,000    $ 115,240,000    $    51,620,000
                                                 ===============    =============    ===============
Preferred stock dividends.....................         --           $   6,240,000    $    12,960,000
                                                 ===============    =============    ===============
     Earnings attributable to common stock....   $    97,470,000    $ 109,000,000    $    38,660,000
                                                 ===============    =============    ===============

                                                 BASIC    DILUTED      BASIC    DILUTED      BASIC      DILUTED
                                                 -----    -------      -----    -------      -----      -------
Earnings per common share:
     Income before cumulative effect of
       accounting change, net.................   $2.23     $1.83       $2.70     $2.12       $ .54       $ .50
     Cumulative effect of accounting change,
       net....................................    --        --          --        --           .23         .22
                                                 -----     -----       -----     -----       -----       -----
     Earnings attributable to common stock....   $2.23     $1.83       $2.70     $2.12       $ .77       $ .72
                                                 =====     =====       =====     =====       =====       =====

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998             1997            1996
                                                    --------------    ------------    -------------
CASH FROM (USED FOR):
  OPERATING ACTIVITIES:
     Net income...................................  $   97,470,000    $115,240,000    $  51,620,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       (Gains) charge on disposition of
          businesses, net.........................      15,580,000      (4,980,000)      31,520,000
       Gains from disposition or other changes in
          investments in equity affiliates........      (7,000,000)    (64,350,000)        --
       Depreciation and amortization..............      83,640,000      43,460,000       44,470,000
       Equity earnings, net of dividends..........      (6,080,000)    (27,180,000)     (31,650,000)
       Deferred income taxes......................        (110,000)     17,520,000        8,640,000
       Decrease (increase) in marketable
          securities, net.........................      45,970,000      (8,210,000)     (24,890,000)
       (Increase) decrease in receivables.........      (6,700,000)      2,670,000       10,200,000
       (Increase) decrease in inventories.........     (19,640,000)      1,950,000       19,190,000
       Decrease (increase) in prepaid expenses and
          other current assets....................       1,240,000      (1,280,000)      38,650,000
       (Decrease) increase in accounts payable and
          accrued liabilities.....................      (6,060,000)     11,140,000        9,320,000
       Other, net.................................       2,290,000      (7,480,000)     (28,060,000)
                                                    --------------    ------------    -------------
            Net cash from operating activities....     200,600,000      78,500,000      129,010,000
                                                    --------------    ------------    -------------
  FINANCING ACTIVITIES:
     Increase in debt.............................   1,162,670,000       7,080,000        5,220,000
     Payment of debt..............................    (410,660,000)    (16,590,000)    (114,900,000)
     Payment of note due to Masco Corporation.....        --           (45,580,000)        --
     Retirement of preferred stock................        --            (8,360,000)        --
     Retirement of Company Common Stock...........     (63,550,000)     (6,610,000)     (14,040,000)
     Repurchase of Company Common Stock and
       warrants from Masco Corporation for cash...        --               --          (116,000,000)
     Payment of dividends.........................     (12,240,000)    (15,900,000)     (22,940,000)
     Other, net...................................     (13,480,000)     (9,070,000)      (8,610,000)
                                                    --------------    ------------    -------------
            Net cash from (used for) financing
               activities.........................     662,740,000     (95,030,000)    (271,270,000)
                                                    --------------    ------------    -------------
  INVESTING ACTIVITIES:
     Cash received from sale of businesses........      25,020,000      76,560,000      223,720,000
     Acquisition of businesses, net of cash
       acquired...................................    (879,370,000)    (11,100,000)     (47,200,000)
     Capital expenditures.........................    (106,300,000)    (54,780,000)     (42,390,000)
     Receipt of cash from notes receivable........       4,880,000      17,330,000        9,300,000
     Proceeds from redemptions of debt by
       affiliates.................................      80,500,000         --              --
     Other, net...................................         210,000      10,230,000        1,850,000
                                                    --------------    ------------    -------------
            Net cash from (used for) investing
               activities.........................    (875,060,000)     38,240,000      145,280,000
                                                    --------------    ------------    -------------
CASH AND CASH INVESTMENTS:
     Increase (decrease) for the year.............     (11,720,000)     21,710,000        3,020,000
     At January 1.................................      41,110,000      19,400,000       16,380,000
                                                    --------------    ------------    -------------
            At December 31........................  $   29,390,000    $ 41,110,000    $  19,400,000
                                                    ==============    ============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                   (IN THOUSANDS)
                                                                               OTHER COMPREHENSIVE
                                                                                     INCOME
                                                                             -----------------------
                                                                               FOREIGN
                                                                              CURRENCY      MINIMUM    RESTRICTED       TOTAL
                               PREFERRED    COMMON     PAID-IN    RETAINED   TRANSLATION    PENSION      STOCK      SHAREHOLDERS'
                                 STOCK      STOCK      CAPITAL    EARNINGS    AND OTHER    LIABILITY     AWARDS        EQUITY
                               ---------   --------   ---------   --------   -----------   ---------   ----------   -------------
Balances, January 1, 1996....  $ 10,800    $55,520    $ 307,910   $ 32,380     $ 8,570     $  --        $(17,050)     $ 398,130
  Comprehensive income:
    Net income...............                                       51,620                                               51,620
    Foreign currency
      translation............                                                   (5,080)                                  (5,080)
    Unrealized gain/(loss) on
      securities (net of tax,
      $3,040)................                                                    4,560                                    4,560
                                                                                                                      ---------
  Total comprehensive
    income...................                                                                                            51,100
  Preferred stock
    dividends................                                      (12,960)                                             (12,960)
  Common stock dividends.....                                       (9,980)                                              (9,980)
  Retirement of common stock
    and warrants..... .......              (18,720)    (263,600)                                                       (282,320)
  Exercise of stock
    options..................                  450        3,490                                                           3,940
  Restricted stock awards,
    net of amortization......                                                                             (9,090)        (9,090)
                               --------    --------   ---------   --------     -------     --------     --------      ---------
Balances, December 31,
  1996.......................    10,800     37,250       47,800     61,060       8,050        --         (26,140)       138,820
  Comprehensive income:
    Net income...............                                      115,240                                              115,240
    Foreign currency
      translation............                                                   (9,220)                                  (9,220)
    Unrealized gain/(loss) on
      securities (net of tax
      benefit, $(920)).......                                                   (1,390)                                  (1,390)
                                                                                                                      ---------
  Total comprehensive
    income...................                                                                                           104,630
  Preferred stock
    dividends................                  150        2,850     (6,240)                                              (3,240)
  Common stock dividends.....                                      (12,270)                                             (12,270)
  Retirement of common
    stock....................                 (330)      (6,280)                                                         (6,610)
  Retirement of preferred
    stock....................      (450)                 (7,910)                                                         (8,360)
  Conversion of outstanding
    preferred
    stock....................   (10,350)     9,750          600                                                         --
  Exercise of stock
    options..................                  430        4,000                                                           4,430
  Restricted stock awards,
    net of amortization......                                                                             (6,740)        (6,740)
                               --------    --------   ---------   --------     -------     --------     --------      ---------
Balances, December 31,
  1997.......................     --        47,250       41,060    157,790      (2,560)       --         (32,880)       210,660
  Comprehensive income:
    Net income...............                                       97,470                                               97,470
    Foreign currency
      translation............                                                    6,410                                    6,410
    Minimum pension liability
      (net of tax benefit,
      $(6,700))..............                                                               (10,700)                    (10,700)
    Unrealized gain/(loss) on
      securities (net of tax
      benefit, $(420)).......                                                     (610)                                    (610)
                                                                                                                      ---------
  Total comprehensive
    income...................                                                                                            92,570
  Common stock dividends.....                                       (9,400)                                              (9,400)
  Retirement of common
    stock....................               (3,640)     (60,170)                                                        (63,810)
  Exercise of stock
    options..................                1,160       14,750                                                          15,910
  Restricted stock awards,
    net of amortization......                                                                            (14,240)       (14,240)
  Common stock issued for
    acquisition of
    business.................                1,010       21,180                                                          22,190
                               --------    --------   ---------   --------     -------     --------     --------      ---------
Balances, December 31, 1998..     --       $45,780    $  16,820   $245,860     $ 3,240     $(10,700)    $(47,120)     $ 253,880
                               ========    ========   =========   ========     =======     ========     ========      =========

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

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1998 owned approximately 17 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees, which are determined principally as a percentage of net sales, aggregated approximately $8.7 million in 1998, $5.5 million in 1997 and $7.1 million in 1996.

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

     Marketable Securities and Derivative Financial Instruments. The Company's marketable equity securities holdings are categorized as trading and, as a result, are stated at fair value. Changes in the fair value of trading securities are recognized in earnings. The Company may enter into S&P futures contracts which are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized in earnings. The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as an adjustment to interest expense.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $3.4 million and $1.2 million at December 31, 1998 and 1997, respectively.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment of the excess of cost over net assets of acquired companies by

                                MASCOTECH, INC.

comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies not held for disposition at December 31, 1998.

     At December 31, 1998 and 1997, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $56.4 million and $33.2 million, respectively. Amortization expense was $31.8 million, $9.3 million and $8.5 million in 1998, 1997 and 1996, respectively.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally allows consideration of all expected future events other than enactments of changes in the tax law or tax rates. A provision has not been made at December 31, 1998 for U.S. or additional foreign withholding taxes on approximately $90 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

     New Accounting Pronouncements and Reclassifications. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. The Company displays comprehensive income in the Statement of Shareholders' Equity and has reclassified all prior periods as required.

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" note).

     Effective December 31, 1998, the Company adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

     Prior periods have been reclassified to conform to these and other presentations adopted in calendar year 1998.

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

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in

                                MASCOTECH, INC.

the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

     The American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," became effective on January 1, 1999 and will not have a material impact on the Company's financial statements.

EARNINGS PER SHARE:

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                      (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
                                                                  1998        1997        1996
                                                                --------    --------    --------
Weighted average number of shares outstanding...............      43,630      40,300      50,190
                                                                ========    ========    ========
Income before cumulative effect of accounting change, net...    $ 97,470    $115,240    $ 39,920
Less: Preferred stock dividends.............................       --         (6,240)    (12,960)
                                                                --------    --------    --------
       Earnings used for basic earnings per share
          computation.......................................    $ 97,470    $109,000    $ 26,960
                                                                ========    ========    ========
Basic earnings per share before cumulative effect of
  accounting change, net....................................       $2.23       $2.70        $.54
                                                                ========    ========    ========
Total shares used for basic earnings per share
  computation...............................................      43,630      40,300      50,190
Dilutive securities:
  Stock options and warrants................................       1,060       1,250       1,430
  Assumed conversion of preferred stock at January 1,
     1997...................................................       --          5,210       --
  Convertible debentures....................................      10,000      10,000       --
  Contingently issuable shares..............................       3,830       2,160       2,170
                                                                --------    --------    --------
       Total shares used for diluted earnings per share
          computation.......................................      58,520      58,920      53,790
                                                                ========    ========    ========
Earnings used for basic earnings per share computation......    $ 97,470    $109,000    $ 26,960
Add back of preferred stock dividends.......................       --          6,240       --
Add back of debenture interest..............................       9,530       9,530       --
                                                                --------    --------    --------
       Earnings used for diluted earnings per share
          computation.......................................    $107,000    $124,770    $ 26,960
                                                                ========    ========    ========
Diluted earnings per share before cumulative effect of
  accounting change, net....................................       $1.83       $2.12        $.50
                                                                ========    ========    ========

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's preferred stock and convertible debentures did not have a dilutive effect on earnings per share in 1996.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1998, the issuance of $22 million of Company Common Stock in partial exchange for the assets of an acquired company; the acquisition of TriMas for cash and the assumption of liabilities of approximately $179 million; in 1997, the conversion of the Company's outstanding shares of Dividend Enhanced Convertible Preferred Stock for approximately ten million shares of Company Common Stock (see "Shareholders' Equity" note); the exchange of

                                MASCOTECH, INC.

approximately 9.9 million shares of the outstanding common stock of Emco Limited ("Emco") with a value of approximately $106 million, in addition to the cash payment of approximately $46 million, in payment of a promissory note due to Masco Corporation; and in 1996, in addition to cash received, approximately $25 million comprised of both common stock and warrants, as consideration from the sale of MascoTech Stamping Technologies, Inc.; in addition to the cash payment by the Company of $121 million, notes approximating $159 million were issued for the purchase of 18 million shares of the Company's Common Stock and warrants to purchase ten million shares of the Company's Common Stock (see "Shareholders' Equity" note).

     Income taxes paid (refunded) were $38 million, $44 million and $(12) million in 1998, 1997 and 1996, respectively. Interest paid was $79 million, $39 million and $30 million in 1998, 1997 and 1996, respectively.

ACQUISITIONS:

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The Company previously owned 37 percent of TriMas.

     The results for 1998 reflect TriMas sales and operating results from the date of acquisition. The acquisition has been accounted for as a purchase and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $680 million is being amortized over 40 years.

     The following unaudited pro forma results of operations reflect this transaction as if it had occurred on January 1, 1997. The unaudited pro forma data does not purport to be indicative of the results which would actually have been reported if the transaction had occurred on such date (in thousands except per share amounts).

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
Net sales.............................................    $1,671,500    $1,590,040
                                                          ==========    ==========
Net income............................................    $   97,100    $  115,260
                                                          ==========    ==========
Diluted earnings per common share.....................         $1.83         $2.12
                                                          ==========    ==========

     In transactions accounted for as purchases, the Company acquired additional businesses in 1998 for an aggregate purchase price of approximately $77 million. These businesses have annual sales of approximately $60 million and their results of operations have been included in the consolidated financial statements from the dates of acquisition.

DISPOSITIONS OF BUSINESSES:

     In May 1996, the Company sold MascoTech Stamping Technologies, Inc. ("MSTI"), a wholly owned subsidiary, to Tower Automotive, Inc. ("Tower") resulting in an after-tax loss of approximately $26 million ($.49 per common share). The Company received initial consideration of approximately $80 million, consisting principally of $55 million in cash, 785,000 shares of Tower common stock and warrants to purchase additional Tower common stock. In addition, the Company received approximately $30 million of contingent consideration ($5 million in 1997 and $25 million in 1998) based on the subsequent operating performance of the businesses sold. This gain, which is non-taxable, is included in the caption "gains (charge) on disposition of businesses, net" in the consolidated statement of income.

                                MASCOTECH, INC.

     On January 3, 1997, the Company sold its Technical Services Group (comprised of the Company's engineering and technical business services units) to MSX International, Inc. Also included in this transaction were the net assets of APX International which were acquired by the Company in November 1996 for approximately $44 million. The sale resulted in total proceeds to the Company of approximately $145 million, subject to certain adjustments, consisting of cash, $30 million of subordinated debentures, $18 million of preferred stock and an approximate 45 percent common equity interest in MSX International, Inc. valued at $2 million. In January 1998, the Company received $48 million of cash from MSX International, Inc. in payment of the subordinated debentures and other amounts due MascoTech, resulting in a realized gain in the first quarter 1998 of $7 million. The remaining deferred gain of approximately $20 million will be recognized upon the liquidation of the common and preferred stock holdings for cash. The Company did not reflect any revenues or expenses in the consolidated statement of income related to APX International from the date of acquisition through January 3, 1997 as control was deemed to be temporary.

     In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after-tax) to reflect the write-down of certain long-lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million, of which approximately $7 million relates to severance. The disposition of these businesses is expected to occur in 1999 with the cash portion of the proceeds applied to reduce the Company's indebtedness and to provide capital to invest in its remaining businesses. The expected proceeds from the sale of the businesses to be disposed was estimated by the Company's management based on a variety of factors including: historical and projected operating performance, competitive market position, perceived strategic value to potential acquirors, tangible asset values and other relevant factors. In addition, management's estimate of the expected proceeds included input from independent parties familiar with business valuations of this nature.

     The dispositions of these businesses do not meet the criteria for discontinued operations treatment for accounting purposes; accordingly, the sales and results of operations of these businesses will be included in continuing operations until disposition. These businesses had annual sales of $115 million, $130 million and $517 million in 1998, 1997 and 1996, respectively, and operating profit of $12 million, $16 million and $19 million in 1998, 1997 and 1996, respectively.

     Future periods will include the operating results of the businesses to be sold and any additional costs to be incurred in connection with the sale of the remaining businesses which cannot be accrued at December 31, 1998, as well as the result of differences between estimated and actual proceeds. In addition, management expects that certain of the businesses to be disposed may be sold for gains; such gains will be recognized when realized.

INVENTORIES:

                                                                   (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Finished goods............................................    $ 87,810    $22,160
Work in process...........................................      47,960     22,990
Raw material..............................................      62,580     28,710
                                                              --------    -------
                                                              $198,350    $73,860
                                                              ========    =======

                                MASCOTECH, INC.

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist of the following common stock interests in publicly traded affiliates:

                                                                   AT DECEMBER 31
                                                                --------------------
                                                                1998    1997    1996
                                                                ----    ----    ----
TriMas Corporation..........................................    --      37%     41%
Emco Limited................................................    --      --      43%
Titan International, Inc. ..................................    16%     15%     12%
Delco Remy International, Inc. (voting).....................    17%     18%     26%

     Titan International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. Delco Remy International, Inc. ("DRI") is a manufacturer of automotive electronic motors and other components. The above companies are accounted for under the equity method.

     The carrying amount of investments in affiliates at December 31, 1998 and 1997 and quoted market values at December 31, 1998 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                                       (IN THOUSANDS)
                                                       1998
                                                      QUOTED       1998        1997
                                                      MARKET     CARRYING    CARRYING
                                                       VALUE      AMOUNT      AMOUNT
                                                      -------    --------    --------
Common stock:
  TriMas Corporation..............................    $ --       $ --        $137,740
  Titan International, Inc........................     31,500     46,900       44,080
  Delco Remy International, Inc...................     29,690     10,920        9,320
                                                      -------    -------     --------
Investments in publicly traded affiliates (common
  stock holdings).................................     61,190     57,820      191,140
MSX International, Inc. debt......................      --         --          47,500
Other non-public affiliates.......................      --        35,740       24,660
                                                      -------    -------     --------
Total.............................................    $61,190    $93,560     $263,300
                                                      =======    =======     ========

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

     In September 1997, the Company exercised its option and exchanged its equity holdings in Emco, with a value approximating $106 million, and approximately $46 million in cash to satisfy the indebtedness to Masco Corporation incurred in 1996 in connection with the Company's purchase and retirement of certain of its securities held by Masco Corporation. This transaction resulted in a pre-tax gain of approximately $46 million. In addition, the Company had an investment in Emco subordinated notes which were classified as available-for-sale and, as a result, were included in other assets at fair value at December 31, 1997. The notes were subsequently redeemed in 1998.

     In December 1997, DRI completed an initial public offering reducing the Company's common equity ownership interest in DRI to approximately 12 percent on a diluted basis. As a result of the

                                MASCOTECH, INC.

change in the Company's common equity ownership interest in DRI, the Company recognized a pre-tax gain of approximately $5 million.

     In addition to its equity investments in publicly traded affiliates, the Company has equity and other investment interests in privately held automotive related companies, including the Company's common equity ownership in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components, and MSX International, Inc., a provider of technology-based business services and product development services.

     Equity in undistributed earnings of affiliates of $6 million at December 31, 1998, $68 million at December 31, 1997 and $57 million at December 31, 1996 are included in consolidated retained earnings.

     Approximate combined condensed financial data of the Company's equity affiliates (including TriMas through the date of acquisition in early 1998 and Emco through the date of disposition September 30, 1997) accounted for under the equity method are as follows:

                                                                    (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                             1998          1997
                                                           ---------    ----------
Current assets.........................................    $ 948,370    $1,117,940
Current liabilities....................................     (451,200)     (520,900)
                                                           ---------    ----------
  Working capital......................................      497,170       597,040
Property and equipment, net............................      473,460       612,060
Excess of cost over net assets of acquired companies...      112,640       371,190
Other assets...........................................      236,420       145,000
Long-term debt.........................................     (846,330)     (702,390)
Deferred income taxes and other long-term
  liabilities..........................................      (52,030)      (82,610)
                                                           ---------    ----------
  Shareholders' equity.................................    $ 421,330    $  940,290
                                                           =========    ==========

                                                                       (IN THOUSANDS)
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------------
                                                  1998          1997          1996
                                               ----------    ----------    ----------
Net sales..................................    $2,764,860    $3,484,540    $2,959,980
                                               ==========    ==========    ==========
Operating profit...........................    $  125,730    $  264,590    $  269,440
                                               ==========    ==========    ==========
Earnings attributable to common stock......    $   32,480    $  108,230    $  128,820
                                               ==========    ==========    ==========

     Equity and other income from affiliates consists of the following:

                                                                      (IN THOUSANDS)
                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31
                                                       -----------------------------
                                                        1998       1997       1996
                                                       -------    -------    -------
The Company's equity in affiliates' earnings
  available for common shareholders................    $ 7,340    $31,330    $35,190
Interest and dividend income.......................      2,810     12,030      5,270
                                                       -------    -------    -------
Equity and other income from affiliates............    $10,150    $43,360    $40,460
                                                       =======    =======    =======

                                MASCOTECH, INC.

PROPERTY AND EQUIPMENT, NET:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                               1998         1997
                                                            ----------    --------
Cost:
  Land and land improvements............................    $   33,160    $ 19,820
  Buildings.............................................       179,870     116,270
  Machinery and equipment...............................       777,710     545,590
                                                            ----------    --------
                                                               990,740     681,680
Less: Accumulated depreciation..........................       312,610     264,650
                                                            ----------    --------
                                                            $  678,130    $417,030
                                                            ==========    ========

     Depreciation expense totalled $52 million, $34 million and $37 million in 1998, 1997 and 1996, respectively.

ACCRUED LIABILITIES:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                               1998         1997
                                                            ----------    --------
Salaries, wages and commissions.........................    $   16,550    $  9,160
Vacation, holiday and bonus.............................        19,420       8,530
Income taxes............................................         8,790       7,760
Interest................................................         4,300       1,740
Insurance...............................................        22,470      24,740
Property, payroll and other taxes.......................         5,490       3,340
Pension.................................................        13,600       6,900
Other...................................................        44,610      52,480
                                                            ----------    --------
                                                            $  135,230    $114,650
                                                            ==========    ========

LONG-TERM DEBT:

                                                                    (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                            ----------------------
                                                               1998         1997
                                                            ----------    --------
4 1/2% Convertible Subordinated Debentures, due 2003 and
  convertible into Company Common Stock at $31 per
  share.................................................    $  310,000    $310,000
Bank revolving credit agreement.........................       500,000     245,000
Bank term loan..........................................       475,000       --
Other...................................................       108,060      39,880
                                                            ----------    --------
                                                             1,393,060     594,880
Less: Current portion of long-term debt.................         4,820       2,880
                                                            ----------    --------
Long-term debt..........................................    $1,388,240    $592,000
                                                            ==========    ========

     In connection with the TriMas acquisition in early 1998 (see "Acquisitions" note), the Company entered into a new $1.3 billion credit facility. This facility includes a $500 million term loan with remaining principal payments as follows: 1999 -- $40 million; 2000 -- $60 million; 2001 -- $75 million;
2002 -- $190 million; and 2003 -- $110 million. The credit facility also includes an $800 million revolver

                                MASCOTECH, INC.

which terminates in 2003. The Company has the ability and intent to refinance amounts due in 1999 on a long-term basis utilizing the revolver.

     Other debt at December 31, 1998 principally consists of borrowings denominated in foreign currencies under the revolving credit agreement by the Company's subsidiaries. At December 31, 1998, there was $233 million unused under the revolving credit agreement.

     The interest rates applicable to the revolver and term loan are principally at alternative floating rates which approximated 6.3 percent at December 31, 1998. Interest rate swaps covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent including the current borrowing spread under the Company's revolving credit agreement. These swap agreements expire at various dates between 2000 and 2007.

     The credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus taxes and scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $39 million would have been available at December 31, 1998 for the payment of cash dividends and the acquisition of Company capital stock. The facility is collateralized by a pledge of the stock of TriMas.

     The maturities of debt as at December 31, 1998 during the next five years are as follows (in millions): 1999 -- $45; 2000 -- $67; 2001 -- $79;
2002 -- $194; and 2003 -- $923.

SHAREHOLDERS' EQUITY:

     On June 27, 1997, the Company completed the conversion of all remaining issued and outstanding shares of its Dividend Enhanced Convertible Preferred Stock (DECS). Holders of DECS received in exchange for each share of DECS .955 of a share of the Company's Common Stock, par value $1.00 per share, resulting in the issuance of approximately 10 million shares of Company Common Stock.

     On October 31, 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock, for cash and notes approximating $266 million. As part of this 1996 transaction, Richard A. Manoogian, Chairman of both Masco Corporation and MascoTech, also sold to MascoTech one million shares of MascoTech common stock (at the then current market price) for approximately $13.6 million. In addition, as part of this transaction, Masco Corporation's agreement to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures was extended through 2002. Masco Corporation also agreed that MascoTech will have the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     The Company repurchased and retired approximately 3.6 million shares of its common stock in 1998, approximately .3 million shares of its common stock and approximately .5 million shares of its preferred stock in 1997, and approximately one million shares of its common stock in 1996, pursuant to Board of Directors' authorized repurchase programs. At December 31, 1998, the Company may repurchase approximately 4.6 million additional shares of Company Common Stock pursuant to repurchase authorization.

     On the basis of amounts paid (declared), cash dividends per common share were $.26 ($.20) in 1998, $.22 ($.28) in 1997 and $.18 ($.18) in 1996.

                                MASCOTECH, INC.

STOCK OPTIONS AND AWARDS:

     The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1998, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 908,000, 565,000 and 480,000 shares of Company Common Stock during 1998, 1997 and 1996, respectively, to key employees of the Company and affiliated companies. The weighted average fair value per share of long-term stock awards granted during 1998, 1997 and 1996 on the date of grant was $19, $19 and $14, respectively. Compensation expense for the vesting of long-term stock awards was approximately $5.2 million, $4.7 million and $2.3 million in 1998, 1997 and 1996, respectively. The unamortized value of unvested stock awards, aggregating approximately $47 million at December 31, 1998, are generally amortized over ten-year vesting periods and are recorded in the financial statements as a deduction from shareholders' equity.

     Fixed stock options are granted to key employees of the Company and affiliated companies and have a maximum term of ten years. The exercise price of each fixed option equals the market price of Company Common Stock on the date of grant. These options either vest no later than ten years after grant or in installments beginning in the third year and extending through the eighth year after grant.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1998 is presented below.

                                                                   (SHARES IN THOUSANDS)
                                                                 1998       1997       1996
                                                                ------      -----      -----
Option shares outstanding, January 1........................     3,770      4,290      3,440
  Weighted average exercise price...........................       $10        $10        $ 8
Option shares granted.......................................     1,480         80      1,370
  Weighted average exercise price...........................       $19        $20        $15
Option shares exercised.....................................    (1,160)      (500)      (450)
  Weighted average exercise price...........................       $10        $ 8        $ 7
Option shares canceled......................................      (140)      (100)       (70)
  Weighted average exercise price...........................       $15        $16        $ 5
Option shares outstanding, December 31......................     3,950      3,770      4,290
  Weighted average exercise price...........................       $14        $10        $10
  Weighted average remaining option term (in years).........       6.6        4.7        5.3
Option shares exercisable, December 31......................       750      1,430      1,710
  Weighted average exercise price...........................       $ 9        $ 9        $ 9

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                         (SHARES IN THOUSANDS)
                      NUMBER                                               NUMBER
    RANGE OF        OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
 EXERCISE PRICES    AT 12/31/98    REMAINING LIFE     EXERCISE PRICE     AT 12/31/98    EXERCISE PRICE
-----------------   -----------   ----------------   -----------------   -----------   ----------------
$4.50 -- $14           1,200            2.6               $ 5.46             455            $ 5.33
$14 -- $18             1,226            7.6               $14.54             250            $14.56
$18 -- $25.125         1,524            8.9               $19.20              45            $22.10
                       -----                                                 ---
Total Outstanding      3,950                         Total Exercisable        750
                       =====                                                 ===

                                MASCOTECH, INC.

     At December 31, 1998, options have been granted and are outstanding with exercise prices ranging from $4.50 to $25.125 per share, the fair market values at the dates of grant.

     At December 31, 1998, 1997 and 1996, a combined total of 3,820,000, 5,223,000 and 4,656,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $6.30, $7.70 and $6.20 in 1998, 1997 and 1996, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have been a reduction of approximately $.04, $.02 and $.01 in 1998, 1997 and 1996, respectively.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                             1998      1997      1996
                                                             ----      ----      ----
Risk-free interest rate..................................     5.5%      6.5%      6.5%
Dividend yield...........................................     1.3%      1.4%      1.1%
Volatility factor........................................    28.8%     35.0%     39.0%
Expected option life (in years)..........................     5.5       5.5       5.5

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under these plans were $15 million in 1998, $9 million in 1997 and $11 million in 1996.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1998:

                                                                      (IN THOUSANDS)
                                                        1998       1997       1996
                                                      --------    -------    -------
Service cost......................................    $  6,470    $ 3,480    $ 5,230
Interest cost.....................................      11,380      6,650      6,490
Expected return on assets.........................     (11,430)    (6,600)    (5,940)
Amortization of transition asset..................        (170)      (120)      (120)
Amortization of prior-service cost................         750        690        640
Amortization of net loss..........................         670        410        710
                                                      --------    -------    -------
Net periodic pension cost.........................    $  7,670    $ 4,510    $ 7,010
                                                      ========    =======    =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                         1998      1997      1996
                                                        ------    ------    ------
Discount rate for obligations.......................     6.75%     7.25%     7.50%
Rate of increase in compensation levels.............     5.00%     5.00%     5.00%
Expected long-term rate of return on plan assets....    11.00%    11.00%    11.00%

                                MASCOTECH, INC.

     The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 31, 1998, and the funded status as of December 31, 1998 and 1997:

                                                                   (IN THOUSANDS)
                                                              1998         1997
                                                            ---------    --------
CHANGES IN PROJECTED BENEFIT OBLIGATIONS
Benefit obligations at January 1........................    $ (99,150)   $(89,620)
  Acquisitions..........................................      (63,720)      --
  Service cost..........................................       (5,900)     (3,180)
  Interest cost.........................................      (11,380)     (6,650)
  Plan amendments.......................................         (650)     (2,200)
  Actuarial loss........................................       (9,580)     (2,140)
  Benefit payments......................................        6,350       4,640
                                                            ---------    --------
Projected benefit obligations at December 31............    $(184,030)   $(99,150)
                                                            ---------    --------
CHANGES IN PLAN ASSETS
Fair value of plan assets at January 1..................    $  63,020    $ 59,710
  Actual return on plan assets..........................        1,890       3,100
  Acquisitions..........................................       46,420       --
  Contributions.........................................        6,430       5,210
  Benefit payments......................................       (6,350)     (4,640)
  Expenses/Other........................................         (650)       (360)
                                                            ---------    --------
Fair value of plan assets at December 31................    $ 110,760    $ 63,020
                                                            =========    ========
FUNDED STATUS
Plan assets less than projected benefits at December
  31....................................................    $ (73,270)   $(36,130)
  Unamortized transition asset..........................       (1,100)       (800)
  Unamortized prior-service cost........................        7,640       8,210
  Unamortized net loss..................................       36,600      21,340
                                                            ---------    --------
Net liability recognized at December 31.................    $ (30,130)   $ (7,380)
                                                            =========    ========

     The following provides the amounts related to the plans at December 31, 1998 and 1997:

                                                                   (IN THOUSANDS)
                                                               1998        1997
                                                             --------    --------
Accrued benefit liability................................    $(51,370)   $(24,960)
Intangible asset.........................................      10,540      10,620
Accumulated other comprehensive income...................      10,700       6,960
                                                             --------    --------
  Net liability recognized...............................    $(30,130)   $ (7,380)
                                                             ========    ========

                                MASCOTECH, INC.

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1998, 1997 and 1996:

                                                                      (IN THOUSANDS)
                                                           1998      1997      1996
                                                          ------    ------    ------
Service cost..........................................    $  300    $  300    $  400
Interest cost.........................................     1,200     1,400     1,600
Net amortization......................................      (100)      700       800
                                                          ------    ------    ------
Net periodic postretirement benefit cost..............    $1,400    $2,400    $2,800
                                                          ======    ======    ======

     The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 31, 1998 and the status as of December 31, 1998 and 1997:

                                                                   (IN THOUSANDS)
                                                               1998        1997
                                                             --------    --------
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at January 1.........................    $(12,400)   $(20,000)
  Acquisitions...........................................      (4,400)      --
  Service cost...........................................        (300)       (300)
  Interest cost..........................................      (1,200)     (1,400)
  Employee contributions.................................        (100)       (100)
  Actuarial gain/(loss)..................................      (1,900)      8,100
  Benefit payments.......................................       1,200       1,300
  Curtailment............................................         200       --
                                                             --------    --------
Benefit obligations at December 31.......................    $(18,900)   $(12,400)
                                                             ========    ========
STATUS
Benefit obligations at December 31.......................    $(18,900)   $(12,400)
  Unamortized transition obligation......................       9,300      10,300
  Unrecognized prior-service cost........................         500         500
  Unrecognized net gain..................................      (6,200)     (9,000)
                                                             --------    --------
Net liability at December 31.............................    $(15,300)   $(10,600)
                                                             ========    ========

     The discount rate, as of December 31, 1998, used in determining the accumulated postretirement benefit obligation decreased from 7.25 percent in 1997 to 6.75 percent in 1998. The assumed health care cost trend rate in 1998 was 8.5 percent, decreasing to an ultimate rate in the year 2007 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $1.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $.1 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $1.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $.1 million.

                                MASCOTECH, INC.

SEGMENT INFORMATION:

     The Company has defined a segment as a component, with business activity resulting in revenue and expense, that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company has five operating segments involving the manufacture and sale of the following:

        Specialty Metal Formed Products -- Precision products, principally engine and drivetrain components and subassemblies, generally produced using advanced metalworking technologies with significant proprietary content for the transportation industry.

        Towing Systems -- Vehicle hitches, jacks, winches, couplers and related towing accessories.

        Specialty Fasteners -- Cold formed fasteners and related metallurgical processing.

        Specialty Packaging and Sealing Products -- Industrial container closures, pressurized gas cylinders and metallic and nonmetallic gaskets.

        Specialty Industrial Products -- Specialty drills, cutters and specialized metal finishing services, and flame-retardant facings and jacketings and pressure-sensitive tapes.

     The Company purchased TriMas in January 1998 and the segment data for 1998 reflects TriMas as though the transaction had occurred on January 1, 1998, consistent with the Company's internal management reporting.

     Included in the Specialty Metal Formed Products segment are sales to one customer of $184 million, $156 million and $155 million in 1998, 1997 and 1996, respectively; sales to another customer, attributed mainly to the Specialty Metal Formed Products segment, of $140 million and $232 million in 1997 and 1996, respectively; sales to a third customer, attributed mainly to the Specialty Metal Formed Products segment, of $79 million and $146 million in 1997 and 1996, respectively; and sales to a fourth customer, attributed mainly to the Specialty Metal Formed Products segment, of $62 million and $122 million in 1997 and 1996, respectively. Specialty Metal Formal Products' operating profit for 1997 was reduced by $17 million of nonrecurring charges.

     The Company's export sales approximated $142 million, $71 million and $75 million in 1998, 1997 and 1996, respectively.

     Intersegment transactions represent principally transactions occurring in the ordinary course of business.

                                MASCOTECH, INC.

                                                                  SPECIALTY                            (IN THOUSANDS)
                            SPECIALTY                             PACKAGING    SPECIALTY     COMPANIES
                           METAL FORMED    TOWING    SPECIALTY   AND SEALING   INDUSTRIAL   SOLD OR HELD
                             PRODUCTS     SYSTEMS    FASTENERS    PRODUCTS      PRODUCTS      FOR SALE       TOTAL
                           ------------   --------   ---------   -----------   ----------   ------------   ----------
1998
-------------------------
Revenue from external
  customers..............    $760,000     $238,000   $226,000     $223,000      $110,000      $115,000     $1,672,000
Intersegment revenue.....       5,000        6,000      3,000       --             1,000         3,000         18,000
Depreciation and
  amortization...........      34,000        9,000     10,000       11,000         5,000         6,000         75,000
Segment operating
  profit.................     106,000       34,000     38,000       46,000        16,000        12,000        252,000
Segment net assets.......     494,000      281,000    328,000      423,000       140,000       102,000      1,768,000
Capital expenditures.....      63,000        8,000     14,000       16,000         4,000         3,000        108,000
1997
-------------------------
Revenue from external
  customers..............     711,000        --        44,000       --            37,000       130,000        922,000
Intersegment revenue.....       9,000        --         1,000       --            --             2,000         12,000
Depreciation and
  amortization...........      29,000        --         1,000       --             2,000         6,000         38,000
Segment operating
  profit.................      88,000        --         8,000       --             7,000        16,000        119,000
Segment net assets.......     444,000        --        17,000       --            18,000       109,000        588,000
Capital expenditures.....      46,000        --         1,000       --             2,000         5,000         54,000
1996
-------------------------
Revenue from external
  customers..............     668,000        --        43,000       --            53,000       517,000      1,281,000
Intersegment revenue.....       9,000        --         3,000       --            --            --             12,000
Depreciation and
  amortization...........      26,000        --         1,000       --             2,000        15,000         44,000
Segment operating
  profit.................      93,000        --         8,000       --             3,000        19,000        123,000
Segment net assets.......     429,000        --        17,000       --            12,000       215,000        673,000
Capital expenditures.....      24,000        --         3,000       --             1,000        13,000         41,000

The following table presents the Company's revenues for each of the years ended December 31 and net assets at each year ended December 31 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country was material to the consolidated revenues and net assets of the Company.

                                                                                                       (IN THOUSANDS)
                                                    1998                      1997                      1996
                                           ----------------------    ----------------------    ----------------------
                                            SALES      NET ASSETS     SALES      NET ASSETS     SALES      NET ASSETS
                                           --------    ----------    --------    ----------    --------    ----------
Europe.................................    $149,000     $171,000     $100,000     $111,000     $170,000     $129,000
Australia..............................      18,000       10,000        --          --            --          --
Other North America....................      16,000       12,000        --          --            --          --
                                           --------     --------     --------     --------     --------     --------
  Total foreign........................    $183,000     $193,000     $100,000     $111,000     $170,000     $129,000
                                           ========     ========     ========     ========     ========     ========

                                MASCOTECH, INC.

     The following is a reconciliation of reportable segment revenue from external customers, segment operating profit and segment net assets to the Company's consolidated totals:

                                                                                     (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
REVENUE FROM EXTERNAL CUSTOMERS
Revenue from external customers for reportable segments....    $1,672,000    $922,000    $1,281,000
TriMas sales prior to acquisition..........................       (36,000)      --           --
                                                               ----------    --------    ----------
       Total net sales.....................................    $1,636,000    $922,000    $1,281,000
                                                               ==========    ========    ==========

                                                                                     (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
OPERATING PROFIT
Total operating profit for reportable segments.............    $  252,000    $119,000    $  123,000
General corporate expense..................................       (24,000)    (22,000)      (22,000)
Loss on disposition of businesses..........................       (41,000)      --          (32,000)
MSTI earnout...............................................        25,000       5,000        --
TriMas operating profit prior to acquisition...............        (5,000)      --           --
                                                               ----------    --------    ----------
       Total operating profit..............................    $  207,000    $102,000    $   69,000
                                                               ==========    ========    ==========

                                                                          (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
NET ASSETS AT DECEMBER 31
Total net operating assets for reportable segments.........    $1,768,000    $588,000    $  673,000
Corporate net assets.......................................        72,000     372,000       371,000
                                                               ----------    --------    ----------
       Total net assets....................................    $1,840,000    $960,000    $1,044,000
                                                               ==========    ========    ==========

     The information that the chief operating decision maker utilizes includes total net assets as presented in the table above. Total net assets is defined by the Company as total assets less current liabilities.

OTHER SIGNIFICANT ITEMS

                                                                                     (IN THOUSANDS)
                                                                  1998         1997         1996
                                                               ----------    --------    ----------
DEPRECIATION AND AMORTIZATION
Segment totals.............................................    $   75,000    $ 38,000    $   44,000
Adjustments................................................         9,000       5,000         1,000
                                                               ----------    --------    ----------
       Consolidated totals.................................    $   84,000    $ 43,000    $   45,000
                                                               ==========    ========    ==========

     The above adjustments to depreciation and amortization are principally the result of compensation expense related to stock award amortization and prepaid debenture expense amortization.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                                             (IN THOUSANDS)
                                                                       1998        1997       1996
                                                                     --------    --------    -------
         Other, net:
           Net realized and unrealized gains (losses) from
              marketable securities..............................    $  3,330    $ 13,130    $  (160)
           Interest income.......................................       4,180       3,440      1,160
           Other, net............................................      (5,450)        830     (3,600)
                                                                     --------    --------    -------
                                                                     $  2,060    $ 17,400    $(2,600)
                                                                     ========    ========    =======

INCOME TAXES:

                                                                             (IN THOUSANDS)
                                                                       1998        1997       1996
                                                                     --------    --------    -------
         Income before income taxes and cumulative effect of
              accounting change, net:
           Domestic..............................................    $115,630    $173,410    $59,870
           Foreign...............................................      28,890      16,880     17,350
                                                                     --------    --------    -------
                                                                     $144,520    $190,290    $77,220
                                                                     ========    ========    =======
         Provision for income taxes:
           Currently payable:
              Federal............................................    $ 28,210    $ 40,290    $16,170
              State and local....................................       3,950       6,810      4,650
              Foreign............................................      15,000      10,430      7,840
           Deferred:
              Principally federal................................         590      18,840      8,300
              Foreign............................................        (700)     (1,320)       340
                                                                     --------    --------    -------
              Income taxes on income before cumulative effect of
                accounting change, net...........................    $ 47,050    $ 75,050    $37,300
                                                                     ========    ========    =======

     The components of deferred taxes at December 31, 1998 and 1997 are as follows:

                                                                (IN THOUSANDS)
                                                               1998        1997
                                                             --------    --------
  Deferred tax assets:
     Inventories.........................................    $  2,990    $  2,440
     Accrued liabilities and other long-term
       liabilities.......................................      51,910      35,660
     Expected capital loss benefit from disposition of
       businesses........................................       7,910       --
                                                             --------    --------
                                                               62,810      38,100
                                                             --------    --------
  Deferred tax liabilities:
     Property and equipment..............................     101,640      64,630
     Other, principally equity investments in
       affiliates........................................      26,170      62,240
                                                             --------    --------
                                                              127,810     126,870
                                                             --------    --------
  Net deferred tax liability.............................    $ 65,000    $ 88,770
                                                             ========    ========

                                MASCOTECH, INC.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes and cumulative effect of accounting change, net:

                                                                      (IN THOUSANDS)
                                                        1998       1997       1996
                                                       -------    -------    -------
U.S. federal statutory rate........................        35%        35%        35%
                                                       -------    -------    -------
Tax at U.S. federal statutory rate.................    $50,580    $66,600    $27,020
State and local taxes, net of federal tax
  benefit..........................................      2,570      4,430      3,020
Higher effective foreign tax rate..................      4,210      3,200      2,100
Non-taxable additional consideration from
  previously sold business.........................     (8,190)    (1,710)     --
Disposition of businesses..........................     (2,400)     --         5,780
Amortization in excess of tax, net.................      1,390       (760)      (140)
Other, net.........................................     (1,110)     3,290       (480)
                                                       -------    -------    -------
  Income taxes before cumulative effect of
     accounting change, net........................    $47,050    $75,050    $37,300
                                                       =======    =======    =======

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

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of S&P futures contracts and interest rate swap agreements, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio and floating rate debt.

     The Company's investment in S&P futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off-balance sheet market risk), as they are required to be settled in cash. The Company's market risk is subject to the price differential between the contract market value and

                                MASCOTECH, INC.

contract cost. The average monthly notional amount of S&P futures contracts in 1997 was approximately $17 million. Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. There were no contracts outstanding at December 31, 1998 or 1997.

     Interest rate swap agreements covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent including the current borrowing spread under the Company's revolving credit agreement. The fair value of the swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges of the floating rate exposure. These swap agreements expire at various dates in 2000 to 2007.

     The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $11 million at December 31, 1998. Exposure to credit loss could occur when the fair value of the agreements is a net receivable.

     The interest rate swaps are with major banks of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                                       (IN THOUSANDS)
                                                               1998                      1997
                                                     ------------------------    --------------------
                                                      CARRYING        FAIR       CARRYING      FAIR
                                                       AMOUNT        VALUE        AMOUNT      VALUE
                                                     ----------    ----------    --------    --------
Cash and cash investments........................    $   29,390    $   29,390    $ 41,110    $ 41,110
Marketable securities, notes receivable and other
  assets.........................................    $    5,290    $    4,480    $ 80,760    $ 81,590
Long-term debt:
  Bank debt......................................    $1,051,260    $1,051,260    $267,000    $267,000
  4 1/2% Convertible Subordinated Debentures.....    $  310,000    $  251,100    $310,000    $269,700
  Other long-term debt...........................    $   26,980    $   25,580    $ 15,000    $ 14,500

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      FOR THE QUARTERS ENDED
                                             -------------------------------------------------------------------------
                                             DECEMBER             SEPTEMBER               JUNE                 MARCH
                                               31ST                 30TH                  30TH                  31ST
                                             --------             ---------             --------              --------
1998:
-----------------------------------------
Net sales................................    $401,760             $399,500              $433,480              $400,760
Gross profit.............................    $104,960             $100,150              $117,070              $104,390
Net income:
  Income.................................    $18,120              $ 16,790              $ 29,820              $ 32,740
  Income attributable to common stock....    $18,120              $ 16,790              $ 29,820              $ 32,740
  Per common share:
          Basic..........................       $.43                  $.38                  $.68                  $.74
          Diluted........................       $.36                  $.33                  $.54                  $.60
Market price per common share:
  High...................................        $18  3/4              $24  1/8              $26 7/16              $23 1/4
  Low....................................        $15  1/4              $16  1/4              $22 5/16              $17 11/16
1997:
-----------------------------------------
Net sales................................    $233,620             $222,030              $233,040              $233,440
Gross profit.............................    $42,020              $ 34,350              $ 53,990              $ 56,300
Net income:
  Income.................................    $19,270              $ 38,660              $ 24,650              $ 32,660
  Income attributable to common stock....    $19,270              $ 38,660              $ 21,650              $ 29,420
  Per common share:
          Basic..........................       $.43                  $.86                  $.61                  $.83
          Diluted........................       $.37                  $.70                  $.46                  $.59
Market price per common share:
  High...................................        $21  5/16             $22  1/2              $23 1/2               $21 1/4
  Low....................................        $16  1/2              $20                   $18 1/2               $16

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The results for 1998 reflect TriMas sales and operating results from the date of acquisition.

     Results for first quarter 1998 benefitted from pre-tax gains aggregating approximately $12 million which resulted from partial recognition of a deferred gain related to the 1997 divestiture of a business and gains from the Company's marketable securities portfolio.

     Second quarter results for 1998 were impacted by the charge (approximately $41 million pre-tax) principally related to the disposition of certain businesses. This charge more than offset the gain (approximately $25 million pre-tax) related to additional consideration received by the Company in the second quarter of 1998 resulting from the disposition of MascoTech Stamping Technologies, Inc. ("MSTI") in 1996.

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

                                MASCOTECH, INC.

     Results for the third quarter 1997 include a pre-tax gain of approximately $46 million related to the transfer of the Company's equity holdings in Emco Limited to Masco Corporation. This gain was partially offset by pre-tax costs approximating $14 million associated with a plant closure and the Company's share of a special charge recorded by an equity affiliate and other expenses.

     Results for the fourth quarter 1997 include approximately $5 million pre-tax of additional consideration earned from the sale of MSTI, which was sold in the second quarter 1996.

     Results for the fourth quarter 1997 were negatively impacted by charges aggregating approximately $10 million pre-tax principally related to severance, the Company's share of a charge recorded by an equity affiliate, write-off of deferred charges and loss on disposition of fixed assets.

     The 1998 and 1997 income (loss) per common share amounts for the quarters may not total to the full year amounts due to the purchase and retirement of shares throughout the year.

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

Schedules, as required for the years ended December 31, 1998, 1997 and 1996:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-30

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

            COLUMN A                 COLUMN B              COLUMN C              COLUMN D       COLUMN E
---------------------------------   ----------    --------------------------    ----------    -------------
                                                          ADDITIONS
                                                  --------------------------
                                                                   CHARGED
                                    BALANCE AT      CHARGED       (CREDITED)
                                    BEGINNING       TO COSTS       TO OTHER                    BALANCE AT
           DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    END OF PERIOD
---------------------------------   ----------    ------------    ----------    ----------    -------------
                                                                     (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
  1998...........................   $1,180,000      $750,000      $2,590,000    $1,110,000     $3,410,000
                                    ==========      ========      ==========    ==========     ==========
  1997...........................   $2,000,000      $500,000      $   60,000    $1,380,000     $1,180,000
                                    ==========      ========      ==========    ==========     ==========
  1996...........................   $1,880,000      $890,000      $   20,000    $  790,000     $2,000,000
                                    ==========      ========      ==========    ==========     ==========

NOTES:

(A) Allowance of companies acquired, and other adjustments, net in 1998 and 1997. Allowance of companies reclassified for businesses held for disposition, and other adjustments, net in 1996.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
 3.i
            Restated Certificate of Incorporation of Masco Corporation
            and amendments thereto.(7)
 3.ii
            Bylaws of Masco Corporation, as amended.(filed herewith)
 4.a.i
            Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York,
            as Trustee,(5) and Directors' resolutions establishing Masco
            Corporation's: (i) 9% Notes Due October 1, 2001(5), (ii)
            6 5/8 Notes Due September 15, 1999(6), (iii) 6 1/8 Notes Due
            September 15, 2003 (filed herewith), (iv) 7 1/8% Debentures
            Due August 15, 2013 (filed herewith), (v) 6.625% Debentures
            Due April 15, 2018 (filed herewith) and (vi) 5.75% Notes Due
            2008. (filed herewith)
 4.a.ii
            Agreement of Appointment and Acceptance of Successor Trustee
            dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago.(1)
 4.a.iii
            Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago.(1)
 4.b
            $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
            party thereto and Morgan Guaranty Trust Company of New York, as agent(5) and Amendment No. 1 dated April 30, 1997(6) and
            Amendment dated as of March 30, 1998.(7)
 4.c
            Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent(3) and
            Amendment No. 1 to Rights Agreement dated as of September
            23, 1998.(8)
 4.d
            Indenture dated as of November 1, 1986 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Morgan
            Guaranty Trust Company of New York, as Trustee, and
            Directors' resolutions establishing Masco Industries, Inc.'s
            4 1/2% Convertible Subordinated Debentures Due 2003,
            Agreement of Appointment and Acceptance of Successor Trustee
            dated as of August 4, 1994 among MascoTech, Inc., Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago and Supplemental Indenture dated as of
            August 5, 1994 among MascoTech, Inc. and The First National
            Bank of Chicago. (all filed herewith)
 4.e
            $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
            banks party thereto from time to time, The First National
            Bank of Chicago, as Administrative Agent, Bank of America
            NT&SA and NationsBank, N.A., as Syndication Agents and
            Amendment No. 1 thereto dated as of February 10, 1998.(6)
 4.f
            DM 350,000,000 Multicurrency Revolving Credit Facility dated
            September 14, 1998 among Masco GmbH, as Borrower, Masco
            Corporation, as Guarantor, Commerzbank Aktiengesellschaft,
            as Arranger, and Commerzbank International S.A., as Agent
            for the banks party thereto. (filed herewith)
 4.g
            DM 400,000,000 Term Loan Facility dated July 9, 1997 among
            Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
            Commerzbank Aktiengesellschaft, as Arranger, and Commerzbank
            International S.A., as Agent for the banks party thereto,
            and Amendment dated as of June 12, 1998 to Credit Agreement.
            (filed herewith)
NOTE:
            Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such
            instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.
10.a
            Assumption and Indemnification Agreement dated as of May 1,
            1984 between Masco Corporation and Masco Industries, Inc.
            (now known as MascoTech, Inc.).(3)

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
10.b
            Corporate Services Agreement dated as of January 1, 1987
            between Masco Corporation and Masco Industries, Inc. (now
            known as MascoTech, Inc.)(6), Amendment No. 1 dated as of
            October 31, 1996(4), and related letter agreement dated
            January 22, 1998.(6)
10.c
            Corporate Opportunities Agreement dated as of May 1, 1984
            between Masco Corporation and Masco Industries, Inc. (now
            known as MascoTech, Inc.)(3) and Amendment No. 1 dated as of
            October 31, 1996(4).
10.d
            Stock Repurchase Agreement dated as of May 1, 1984 between
            Masco Corporation and Masco Industries, Inc. (now known as
            MascoTech, Inc.) and related letter dated September 20,
            1985, Amendment to Stock Repurchase Agreement dated as of
            December 20, 1990, and amendment to Stock Repurchase
            Agreement included in Agreement dated as of November 23,
            1993. (all filed herewith)
NOTE:
            Exhibits 10.e through 10.r constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.e
            Masco Corporation 1991 Long Term Stock Incentive Plan
            (Restated July 10, 1998). (filed herewith)
10.f
            Masco Corporation 1988 Restricted Stock Incentive Plan
            (Restated December 6, 1995).(3)
10.g
            Masco Corporation 1988 Stock Option Plan (Restated December
            6, 1995).(3)
10.h
            Masco Corporation Supplemental Executive Retirement and
            Disability Plan.(2)
10.i
            Masco Corporation 1997 Annual Incentive Compensation
            Plan.(6)
10.j
            Masco Corporation 1997 Non-Employee Directors Stock Plan.
            (as amended July 10, 1998). (filed herewith)
10.k
            MascoTech, Inc. 1991 Long Term Stock Incentive Plan
            (Restated July 15, 1998). (filed herewith)
10.l
            MascoTech, Inc. 1984 Restricted Stock Incentive Plan
            (Restated December 6, 1995).(3)
10.m
            MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
            1995).(3)
10.n
            MascoTech, Inc. 1997 Annual Incentive Compensation Plan.(6)
10.o
            MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(6)
10.p
            Description of the Masco Corporation Program for Estate,
            Financial Planning and Tax Assistance.(6)
10.q
            Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
            between MascoTech, Inc. and Masco Corporation, including
            form of Note, Agreement dated as of November 23, 1993
            relating thereto, and Amendment No. 1 to the Securities
            Purchase Agreement dated as of October 31, 1996. (all filed herewith)
10.r
            Registration Agreement dated as of March 31, 1993, between
            Masco Corporation and Masco Industries, Inc. (now known as
            MascoTech, Inc.). (filed herewith)
10.s
            Stock Purchase Agreement between Masco Corporation and Masco
            Industries, Inc. (now known as MascoTech, Inc.) dated as of
            December 23, 1991 (regarding Masco Capital Corporation)(5)
            and Amendment thereto dated May 21, 1997.(6)
10.t
            12% Senior Note Due 2008 by Furnishings International Inc.
            to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
            and Masco Corporation.(5)
10.u
            Stock Purchase Agreement dated as of October 15, 1996
            between Masco Corporation and MascoTech, Inc.(4)
12
            Computation of Ratio of Earnings to Fixed Charges. (filed
            herewith)

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
21
            List of Subsidiaries. (filed herewith)
23.a
            Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Financial Statements and Financial Statement
            Schedule. (filed herewith)
23.b
            Consent of PricewaterhouseCoopers LLP relating to MascoTech,
            Inc.'s Financial Statements and Financial Statement
            Schedule. (filed herewith)
27
            Financial Data Schedule as of and for the year ended
            December 31, 1998. (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 13, 1996.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

     THE COMPANY WILL FURNISH ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

(B) REPORTS ON FORM 8-K.

     None.