Form 10-Q
period 1999-03-31
MASCO CORP /DE/
filed 1999-05-13
CIK 62996

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


               Quarterly Report Pursuant To Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999.  Commission File Number 1-5794

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

                               Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares Outstanding at
            Class                                              May 1, 1999

Common stock, par value $1 per share                           336,944,700

                                 MASCO CORPORATION

                                       INDEX



                                                                Page No.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     March 31, 1999 and December 31, 1998            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 1999 and 1998                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 1999 and 1998                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      10-14

             Unaudited Information Regarding Equity
                 Investments for the Three Months
                 Ended March 31, 1999 and 1998                      15

Part II.    Other Information and Signature                         16

                                 MASCO CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET

                       March 31, 1999 and December 31, 1998
                              (Dollars in thousands)


                                                   March 31,     December 31,
          ASSETS                                     1999            1998
Current assets:
     Cash and cash investments                    $  328,170      $  541,740
     Accounts and notes receivable, net              786,160         700,130
     Prepaid expenses and other                       61,040          61,760
     Inventories:
          Raw material                               230,890         236,330
          Finished goods                             201,660         183,910
          Work in process                            139,650         138,750
                                                     572,200         558,990
               Total current assets                1,747,570       1,862,620

Equity investment in MascoTech, Inc.                  61,440          59,830
Equity investments in other affiliates               163,690         165,020
Securities of Furnishings International Inc.         445,910         434,640
Property and equipment, net                        1,183,350       1,164,250
Acquired goodwill, net                             1,066,090       1,036,290
Other noncurrent assets                              476,580         444,700
               Total assets                       $5,144,630      $5,167,350

          LIABILITIES
Current liabilities:
     Notes payable                                $  257,420      $  254,010
     Accounts payable                                157,510         171,250
     Accrued liabilities                             442,550         421,320
               Total current liabilities             857,480         846,580

Long-term debt                                     1,350,220       1,391,420
Deferred income taxes and other                      191,390         200,770
               Total liabilities                   2,399,090       2,438,770

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  338,670         339,330
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                    ---             ---
Paid-in capital                                      249,040         294,060
Retained earnings                                  2,198,910       2,111,760
Other comprehensive income (loss)                    (41,080)        (16,570)
               Total shareholders' equity          2,745,540       2,728,580
               Total liabilities and
                 shareholders' equity             $5,144,630      $5,167,350




             See notes to condensed consolidated financial statements.

                                 MASCO CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME

                For the Three Months Ended March 31, 1999 and 1998
                   (Dollars in thousands except per share data)




                                              Three Months Ended March 31
                                                 1999             1998

Net sales                                     $1,147,000       $1,039,000
Cost of sales                                    730,300          659,200

      Gross profit                               416,700          379,800

Selling, general and administrative expenses     222,800          207,500
Amortization of acquired goodwill                  8,200            6,000

      Operating profit                           185,700          166,300

Other income (expense), net:
   Interest expense                              (22,800)         (20,500)
   Equity earnings from MascoTech, Inc.            4,000            5,200
   Other, net                                     30,400           33,300
                                                  11,600           18,000

      Income before income taxes                 197,300          184,300

Income taxes                                      73,000           73,700

      Net income                              $  124,300       $  110,600

Earnings per share:
      Basic                                         $.37             $.34
      Diluted                                       $.36             $.32

Cash dividends declared and paid per share          $.11            $.105
















             See notes to condensed consolidated financial statements.

                                 MASCO CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                For the Three Months Ended March 31, 1999 and 1998
                              (Dollars in thousands)


                                                         Three Months Ended
                                                              March 31
                                                         1999          1998

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                      $ 130,700     $ 102,040
     Increase in receivables                            (78,390)     (105,780)
     Increase in inventories                             (8,420)      (21,780)
     Decrease in current liabilities, net                (2,270)      (27,710)

          Total cash from (for) operating
            activities                                   41,620       (53,230)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired     (62,720)     (159,440)
     Capital expenditures                               (58,030)      (36,430)
     Proceeds from sale of TriMas investment              ---          54,640
     Other, net                                           1,950         8,080

          Total cash (for) investing activities        (118,800)     (133,150)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                     4,790       120,070
     Payment of debt                                    (55,180)      (57,460)
     Purchase of Company common stock                   (48,770)        ---
     Retirement of 9% notes, including
       retirement premium                                 ---        (107,920)
     Cash dividends paid                                (37,230)      (34,740)

          Total cash (for) financing activities        (136,390)      (80,050)

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                          (213,570)     (266,430)
     At January 1                                       541,740       441,330

     At March 31                                      $ 328,170     $ 174,900














             See notes to condensed consolidated financial statements.

                                 MASCO CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 1999 and the results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998. The condensed consolidated balance sheet at December 31, 1998 was derived from audited financial statements. Shares and per share data in the financial statements and notes have been adjusted to reflect the July 1998 100 percent stock distribution to shareholders.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                                         Three Months Ended
                                                               March 31
                                                       1999              1998
      Numerator:
         Net income for basic shares                 $124,300          $110,600
         Add convertible debenture interest, net        ---                 700
         Net income for diluted shares               $124,300          $111,300

      Denominator:
         Basic shares (based on weighted average)     332,700           327,800
         Add:
           Contingently issued award shares             7,300             8,000
           Stock option dilution                        3,100             4,000
           Convertible debentures                       ---               3,800
         Diluted shares                               343,100           343,600

C. Late in the first quarter of 1999, the Company acquired A&J Gummers, a U.K. manufacturer of shower valve products, and The Faucet Queens, Inc., a U.S.- based supplier of plumbing accessories and hardware products. The aggregate net purchase price of these cash acquisitions was approximately $63 million and the acquisitions were accounted for as purchase transactions.

     During the second quarter of 1999, in transactions accounted for as purchases, the Company acquired Avocet Hardware PLC, a U.K. supplier of locks and other builders' hardware, and The Cary Group, a U.S.-based insulation services company. The Company has also entered into an agreement to acquire The GMU Group, a manufacturer and distributor of kitchen cabinets and cabinet components, headquartered in Zumaya, Spain. The Company expects to complete this acquisition in the second quarter of 1999.

     Combined 1998 annual net sales of the above companies were approximately $350 million.

                                 MASCO CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.   Other income (expense), net consists of the following, in thousands:

                                                    Three Months Ended
                                                          March 31
                                                     1999        1998

          Interest expense                         $(22,800)   $(20,500)
          Equity earnings from MascoTech, Inc.        4,000       5,200
          Equity earnings, other                      1,600       1,300
          Income from cash and cash investments       5,300       3,600
          Other interest income                      12,800      11,100
          Other, net                                 10,700      17,300

                                                   $ 11,600    $ 18,000

     Other interest income for the three months ended March 31, 1999 and 1998 included $11.3 million and $10.1 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $377 million at December 31, 1998).

     Other, net in the 1999 first quarter results primarily from income and gains regarding certain non-operating assets; the 1998 first quarter included approximately $10 million of such income and gains. Also included in other, net for the first quarter of 1998 was a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to asset writedowns.

                                 MASCO CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. The Company's reportable segments and related accounting policies are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The following table presents information about the Company by segment and geographic area, in millions:

                                              Three Months Ended March 31
                                          1999      1998       1999      1998
                                          Net Sales (1)       Operating Profit

     The Company's operations
      by segment were:
       Kitchen and Bath Products         $  861    $  813     $  165    $  155
       Environmental Products and
        Services                            138        94         22        14
       Builders' Hardware and
        Other Specialty Products            148       132         21        18
                      Total              $1,147    $1,039     $  208    $  187

     The Company's operations by
      geographic area were:
       North America                     $  924    $  857     $  175    $  160
       Europe                               223       182         33        27
                      Total, as above    $1,147    $1,039        208       187


     General corporate expense, net                              (22)      (21)
     Operating profit, after general
       corporate expense                                         186       166
     Other income (expense), net                                  11        18
     Income before income taxes                               $  197    $  184



     (1) Intra-company sales among segments and geographic areas were not material.

                                 MASCO CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.   The Company's total comprehensive income was as follows, in thousands:

                                                    Three Months Ended
                                                          March 31
                                                     1999        1998

          Net income                               $124,300    $110,600
          Other comprehensive income (loss),
            currency translation adjustments        (24,510)        760

             Total comprehensive income            $ 99,790    $111,360

     At March 31, 1999, certain foreign currencies, including the German deutsche mark, Dutch guilder and the Belgian franc, declined relative to the U.S. dollar from their respective relationships with the U.S. dollar at December 31, 1998.

G. The following presents the combined unaudited financial statements of the Company and MascoTech, Inc. as one entity with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     Combined Balance Sheet
                                                        March 31,   December 31,
     Assets                                              1999          1998
     Current assets:
       Cash and cash investments                      $  348,210     $  571,130
       Receivables                                     1,060,150        923,470
       Prepaid expenses and other                         66,300         70,110
       Deferred income taxes                              41,690         41,950
       Inventories:
        Raw material                                     293,010        298,910
        Finished goods                                   281,030        271,720
         Work in process                                 194,060        186,710
                                                         768,100        757,340
          Total current assets                         2,284,450      2,364,000

     Equity investments in affiliates                    257,970        258,580
     Securities of Furnishings International Inc.        445,910        434,640
     Property and equipment, net                       1,853,040      1,842,380
     Acquired goodwill, net                            1,855,230      1,816,950
     Other noncurrent assets                             531,940        497,950
          Total assets                                $7,228,540     $7,214,500

     Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable                                  $  261,640     $  258,830
       Accounts payable                                  273,750        281,260
       Accrued liabilities                               597,520        556,550
          Total current liabilities                    1,132,910      1,096,640

     Long-term debt                                    2,754,580      2,779,660
     Deferred income taxes and other                     391,500        399,130
     Other interests in combined affiliates              204,010        210,490
     Equity of shareholders of Masco Corporation       2,745,540      2,728,580
          Total liabilities and shareholders' equity  $7,228,540     $7,214,500

                                 MASCO CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note G - Continued:

                                                          Three Months Ended
                                                              March 31
     Combined Statement of Income                        1999           1998

     Net sales                                        $1,592,660     $1,434,800

     Costs and expenses, net:
       Cost of sales                                   1,059,940        950,610
       Selling, general and administrative expenses      278,140        259,060
       Other income (expense), net:
         Interest expense                                (43,020)       (39,110)
         Other income, net                                28,480         48,100
                                                         (14,540)         8,990
                                                       1,352,620      1,200,680
     Income before income taxes and other interests      240,040        234,120
     Income taxes                                         95,960         96,200
     Income before other interests                       144,080        137,920

     Other interests in combined affiliates               19,780         27,320
     Net income                                       $  124,300     $  110,600

     Earnings per share:
       Basic                                                $.37           $.34
       Diluted                                              $.36           $.32

     Cash dividends declared and paid per share             $.11          $.105

                                 MASCO CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)

Note G - Concluded:

                                                        Three Months Ended
                                                             March 31
   Combined Statement of Cash Flows                      1999         1998

   Cash Flows From (For) Operating Activities:
     Cash provided by operations                     $   185,970  $   175,250
     Increase in receivables                            (131,080)    (139,820)
     Increase in inventories                              (6,500)     (26,160)
     Decrease in marketable securities, net                ---         27,340
     Increase in current liabilities, net                 12,800        1,450
        Total cash from operating activities              61,190       38,060

   Cash Flows From (For) Investing Activities:
     Capital expenditures                                (87,970)     (61,260)
     Acquisition of companies, net of cash acquired (62,720) (159,440) Acquisition of other interests in TriMas
        Corporation                                        ---       (865,460)
     Proceeds from redemption of debt by affiliate         ---         56,900
     Proceeds from sale of subsidiaries                    3,540        ---
     Other, net                                           (1,180)     (18,140)
        Total cash (for) investing activities           (148,330)  (1,047,400)

   Cash Flows From (For) Financing Activities:
     Increase in debt                                     59,640    1,105,430
     Payment of debt                                     (94,510)    (395,190)
     Purchase of Company common stock                    (61,050)       ---
     Cash dividends paid                                 (39,860)     (37,080)
        Total cash from (for) financing activities      (135,780)     673,160

   Cash and Cash Investments:
     Decrease for the quarter                           (222,920)    (336,180)
     At January 1                                        571,130      587,820
     At March 31                                     $   348,210  $   251,640

                                 MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

SALES AND OPERATIONS

     Net sales for the three months ended March 31, 1999 increased 10 percent to $1,147 million from $1,039 million for the comparable period in 1998; excluding acquisitions and divestitures, first quarter 1999 net sales also increased 10 percent. The increase in net sales principally includes increases in unit sales volume of cabinets, faucets and other kitchen and bath products, and higher installation sales of fiberglass insulation.

     For the first quarter of 1999, sales of Kitchen and Bath Products increased 6 percent to $861 million from $813 million in the first quarter of 1998; excluding acquisitions and divestitures, first quarter 1999 net sales for this segment increased 8 percent. Sales of Environmental Products and Services for the first quarter of 1999 were $138 million, representing a 47 percent increase over net sales of $94 million for the first quarter of 1998; excluding acquisitions, net sales for this segment increased 28 percent for the first quarter of 1999. Sales of Builders' Hardware and Other Specialty Products for the first quarter of 1999 were $148 million, representing a 12 percent increase over net sales of $132 million for the first quarter of 1998; there were no recent acquisitions or divestitures applicable to this segment.

     Net sales from North American operations for the first quarter of 1999 increased 8 percent to $924 million from $857 million for the comparable period in the prior year; excluding acquisitions and divestitures, first quarter 1999 net sales from these operations increased 11 percent. Net sales from European-based operations for the first quarter of 1999 increased 23 percent to $223 million from $182 million for the first quarter of 1998; excluding acquisitions, net sales from European-based operations increased 4 percent for the first quarter of 1999. A weaker U.S. dollar, principally against the German deutsche mark, had a modestly favorable effect on the translation of European sales in the first quarter of 1999 as compared with the first quarter of 1998; excluding recent acquisitions, European net sales in the 1999 first quarter in local currencies increased by approximately 2 percent.

     Cost of sales as a percentage of sales increased slightly to 63.7 percent for the first quarter of 1999 from 63.4 percent for the comparable period in 1998. Excluding amortization of acquired goodwill ($8.2 million and $6.0 million for the first quarters of 1999 and 1998, respectively), selling, general and administrative expenses as a percentage of sales for the first quarter of 1999 decreased to 19.4 percent from 20.0 percent for the comparable period in 1998. The Company's cost-containment initiatives and the leveraging of fixed costs over a higher sales base contributed to the decrease in selling, general and administrative expenses as a percentage of sales.

     The Company's operating profit margins improved modestly in the first quarter of 1999 as compared with the first quarter of 1998, principally due to the reduction in selling, general and administrative expenses as a percentage of sales. The Company's operating profit margin, before general corporate expense, was 18.1 percent for the first quarter of 1999 as compared with 18.0 percent for the first quarter of 1998. Operating profit margin, after general corporate expense, was 16.2 percent for the first quarter of 1999 as compared with 16.0 percent for the first quarter of 1998.

                                 MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE), NET

     Equity earnings from MascoTech, Inc. for the first quarter of 1999 were $4.0 million as compared with equity earnings from MascoTech of $5.2 million for the comparable period of 1998.

     Included in other interest income for the three months ended March 31, 1999 and 1998 is $11.3 million and $10.1 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $377 million at December 31, 1998).

     Other, net in the 1999 first quarter results primarily from income and gains regarding certain non-operating assets; the 1998 first quarter included approximately $10 million of such income and gains. Also included in other, net for the first quarter of 1998 was a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to asset writedowns.

NET INCOME AND EARNINGS PER SHARE

     Net income and diluted earnings per share for the first quarter of 1999 increased 12 percent and 13 percent, respectively, to $124.3 million and $.36 from $110.6 million and $.32, respectively, for the comparable period of 1998.

     The Company's effective tax rate decreased to 37 percent for the first quarter of 1999 as compared with 40 percent for the comparable period of 1998 due largely to the increased utilization of foreign tax credits.

OTHER FINANCIAL INFORMATION

     At March 31, 1999, current assets were 2.0 times current liabilities; excluding $200 million of 6.625% notes due September 15, 1999, the Company's working capital ratio was 2.4 to 1.

     For the three months ended March 31, 1999, cash of $41.6 million was provided by operating activities. Cash used for investing activities was $118.8 million, including $62.7 million for acquisitions, $58.0 million for capital expenditures and $1.9 million for other cash inflows. Cash used for financing activities was $136.4 million, including $48.8 million for the purchase of Company common stock, $50.4 million for the net payment of debt and $37.2 million for cash dividends paid. The aggregate of the preceding items represents a net cash outflow of $213.6 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of acquisition of companies, other than as mentioned above.

     First quarter 1999 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable (although there was no significant increase in receivable days). Most of the annual increase in accounts receivable resulting from sales increases is typically experienced in the first half of the year.

     During the first quarter of 1999, the Company repurchased approximately two million of its common shares in open-market transactions. At March 31, 1999, the Company had remaining authorization to repurchase up to an additional
10.7 million shares of its common stock in open-market transactions or otherwise.

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

OTHER MATTERS

Euro Conversion

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not intended to be later than July 1, 2002). During this transition period, parties may settle non-cash transactions using either the euro or a participating country's legacy currency. Cash transactions will continue to be settled in the legacy currencies of participating countries until January 1, 2002, when euro-denominated currency will be issued.

     The Company believes that the introduction of the euro could result in increased competitive pressures in Europe due to the heightened transparency of intra-European pricing structures. The Company is currently making changes to existing systems to facilitate a smooth transition to the new currency and believes that conversion to the euro will not have a material effect on the Company's financial position or results of operations.

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

     In 1997, the Company formed an internal review team to address the Y2K issue. This team, consisting of employees of the Company, has developed a year 2000 compliance program (the "Y2K Program") which includes: assessing and monitoring the compliance of all applications, operating systems and hardware on mainframe, mid-range, personal computer and network platforms; addressing issues related to non-information technology embedded software and equipment; and addressing the compliance of key business partners. Executive management regularly monitors the status of the Company's Y2K Program.

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

                                 MASCO CORPORATION

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The most reasonably likely worst case Y2K scenario for the Company is a failure on the part of a significant customer or supplier to remediate their own Y2K issues which results in a disruption of Company operations. However, because the Company's customer base is broad enough to minimize the impact of the failure of any single customer interface, and the contingency plans described above should mitigate supply problems, the Company currently does not believe that it has any material exposure to significant business interruption as a result of Y2K issues. The estimated total cost of the Y2K Program is between $10 million and $17 million, which includes planned upgrades. This cost, more than half of which has been incurred and expensed at March 31, 1999, is not expected to be material to the Company's results of operations or financial position. This cost, and the timing in which the Company plans to complete the Y2K Program, are based on management's best estimates, at the present time. Accordingly, there can be no absolute assurance that the Company will timely identify and remediate all significant Y2K issues, that remedial efforts will not involve significant time and expense, or that such issues will not have an adverse effect on the Company's financial position, results of operations or cash flows.

     Statements in this quarterly report on Form 10-Q include certain forward-looking statements regarding the Company's future sales and earnings growth potential. Actual results may vary materially because of external factors such as interest rate fluctuations, changes in consumer spending and other factors over which management has no control. Additional information about the Company's products, markets and conditions, which could affect the Company's future performance, is contained in the Company's filings with the Securities and Exchange Commission.

                                 MASCO CORPORATION

                UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


     Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:


                                               1999      1998

         Emco Limited, a Canadian company       42%       42%
         MascoTech, Inc.                        17%       17%
         Hans Grohe, a German partnership       27%       27%

     The following presents condensed financial data of MascoTech, Inc., in thousands.


                                   Three Months Ended March 31
                                     1999               1998

         Sales - Net               $448,660           $400,760

         Gross Profit              $116,020           $104,390

         Net Income                $ 23,860           $ 32,740

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

                                               MASCO CORPORATION

                                                  (Registrant)



Date:     May 13, 1999               By:  /s/ RICHARD G. MOSTELLER
                                          Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial Officer
                                           and Authorized Signatory)

                                 MASCO CORPORATION

                                   EXHIBIT INDEX



  Exhibit


Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule