Form 10-Q
period 1999-06-30
MASCO CORP /DE/
filed 1999-08-06
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED JUNE 30, 1999. COMMISSION FILE NUMBER 1-5794

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

                        YES   X     NO
                            -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                 SHARES OUTSTANDING AT
            CLASS                                   AUGUST 1, 1999
            -----                                ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                 337,697,200

                                MASCO CORPORATION

                                      INDEX



                                                                  PAGE NO.
                                                                  --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     June 30, 1999 and December 31, 1998             1

                 Condensed Consolidated Statement of
                     Income for the Three Months and Six
                     Months Ended June 30, 1999 and 1998             2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 1999 and 1998                          3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      10-15

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Six Months Ended June 30, 1999 and 1998            16

Part II.    Other Information and Signature                      17-18

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                             ----------------------

                                                    JUNE 30,     DECEMBER 31,
          ASSETS                                     1999            1998
                                                  ----------     ------------
Current assets:
     Cash and cash investments                    $   78,360      $  541,740
     Accounts and notes receivable, net              845,370         700,130
     Prepaid expenses and other                       71,500          61,760
     Inventories:
          Raw material                               238,290         236,330
          Finished goods                             242,570         183,910
          Work in process                            145,890         138,750
                                                  ----------      ----------
                                                     626,750         558,990
                                                  ----------      ----------
               Total current assets                1,621,980       1,862,620

Equity investment in MascoTech, Inc.                  64,750          59,830
Equity investments in other affiliates               164,080         165,020
Securities of Furnishings International Inc.         457,280         434,640
Property and equipment, net                        1,253,910       1,164,250
Acquired goodwill, net                             1,342,200       1,036,290
Other noncurrent assets                              491,740         444,700
                                                  ----------      ----------
               Total assets                       $5,395,940      $5,167,350
                                                  ==========      ==========

          LIABILITIES
Current liabilities:
     Notes payable                                $  253,000      $  254,010
     Accounts payable                                186,600         171,250
     Accrued liabilities                             479,350         421,320
                                                  ----------      ----------
               Total current liabilities             918,950         846,580

Long-term debt                                     1,506,840       1,391,420
Deferred income taxes and other                      204,630         200,770
                                                  ----------      ----------
               Total liabilities                   2,630,420       2,438,770
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  336,810         339,330
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      194,770         294,060
Retained earnings                                  2,300,480       2,111,760
Other comprehensive income (loss)                    (66,540)        (16,570)
                                                  ----------      ----------
               Total shareholders' equity          2,765,520       2,728,580
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $5,395,940      $5,167,350
                                                  ==========      ==========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30                      JUNE 30
                                    ----------------------       ----------------------
                                       1999        1998             1999        1998
                                    ----------  ----------       ----------  ----------

Net sales                           $1,269,000  $1,085,000       $2,416,000  $2,124,000
Cost of sales                          812,600     691,400        1,542,900   1,350,600
                                    ----------  ----------       ----------  ----------

      Gross profit                     456,400     393,600          873,100     773,400

Selling, general and administrative
  expenses                             241,300     213,000          464,100     420,500
Amortization of acquired goodwill       10,100       6,800           18,300      12,800
                                    ----------  ----------       ----------  ----------


      Operating profit                 205,000     173,800          390,700     340,100
                                    ----------  ----------       ----------  ----------

Other income (expense), net:
   Interest expense                    (25,000)    (20,700)         (47,800)    (41,200)
   Equity earnings from
     MascoTech, Inc.                     4,400       5,100            8,400      10,300
   Other, net                           35,500      30,600           65,900      63,900
                                    ----------  ----------       ----------  ----------
                                        14,900      15,000           26,500      33,000
                                    ----------  ----------       ----------  ----------

      Income before income taxes       219,900     188,800          417,200     373,100
Income taxes                            81,300      71,800          154,300     145,500
                                    ----------  ----------       ----------  ----------

      Net income                    $  138,600  $  117,000       $  262,900  $  227,600
                                    ==========  ==========       ==========  ==========

Earnings per share:
      Basic                              $ .42       $ .35            $ .79       $ .69
                                         =====       =====            =====       =====
      Diluted                            $ .41       $ .34            $ .77       $ .66
                                         =====       =====            =====       =====


Cash dividends per share:
      Declared                           $ .11       $ --             $ .22       $.105
                                         =====       =====            =====       =====
      Paid                               $ .11       $.105            $ .22       $ .21
                                         =====       =====            =====       =====










            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                       -----------------------
                                                          1999          1998
                                                       ---------     ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $ 269,020     $ 221,590
     Increase in receivables                             (80,570)      (97,110)
     Increase in inventories                             (30,010)      (34,160)
     Increase in accounts payable and
       accrued liabilities, net                            7,070        15,770
                                                       ---------     ---------

          Total cash from operating activities           165,510       106,090
                                                       ---------     ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired     (405,360)     (189,370)
     Capital expenditures                               (122,630)      (74,610)
     Proceeds from sale of TriMas investment               ---          54,640
     Other, net                                           (4,370)      (57,060)
                                                       ---------     ---------

          Total cash (for) investing activities         (532,360)     (266,400)
                                                       ---------     ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    168,470       131,320
     Purchase of Company common stock                   (106,760)        ---
     Issuance of 6.625% debentures                         ---         250,000
     Retirement of 9% notes, including
       retirement premium                                  ---        (108,620)
     Payment of debt                                     (83,780)      (66,610)
     Cash dividends paid                                 (74,460)      (70,520)
                                                       ---------     ---------

          Total cash from (for) financing activities     (96,530)      135,570
                                                       ---------     ---------

CASH AND CASH INVESTMENTS:
     Decrease for the period                            (463,380)      (24,740)
     At January 1                                        541,740       441,330
                                                       ---------     ---------

     At June 30                                        $  78,360     $ 416,590
                                                       =========     =========






            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 1999 and the results of operations for the three months and six months ended June 30, 1999 and 1998 and changes in cash flows for the six months ended June 30, 1999 and 1998. The condensed consolidated balance sheet at December 31, 1998 was derived from audited financial statements.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30              JUNE 30
                                             -------------------   ------------------
                                               1999       1998       1999      1998
                                             --------   --------   --------  --------
      Numerator:
         Net income for basic shares         $138,600   $117,000   $262,900  $227,600
         Add convertible debenture
           interest, net                        ---        ---        ---         700
                                             --------   --------   --------  --------
         Net income for diluted shares       $138,600   $117,000   $262,900  $228,300
                                             ========   ========   ========  ========

      Denominator:
         Basic shares (based on weighted
           average)                           329,700    333,500    331,200   331,100
         Add:
           Contingently issued award shares     7,300      6,500      7,300     6,800
           Stock option dilution                3,600      4,200      3,800     4,000
           Convertible debentures                 ---        ---        ---     1,900
                                             --------   --------   --------  --------
         Diluted shares                       340,600    344,200    342,300   343,800
                                             ========   ========   ========  ========

C. During the second quarter of 1999, the Company acquired Avocet Hardware PLC, a U.K. supplier of locks and other builders' hardware, The Cary Group, a U.S.-based insulation services company and The GMU Group, a manufacturer and distributor of kitchen cabinets and cabinet components, headquartered in Zumaya, Spain. Late in the first quarter of 1999, the Company acquired A&J Gummers, a U.K. manufacturer of shower valve products, and The Faucet Queens, Inc., a U.S.-based supplier of plumbing accessories and hardware products.

        The aggregate net purchase price of these cash acquisitions was approximately $405 million and the acquisitions were accounted for as purchase transactions. Combined 1998 annual net sales of the above companies were approximately $350 million.

        The Company continues to be active in its acquisition efforts, and expects that several acquisitions may be completed and announced in the last half of 1999.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   D.   Other income (expense), net consists of the following, in thousands:

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                   JUNE 30
                                     --------------------     --------------------
                                       1999        1998         1999        1998
                                     --------    --------     --------    --------
        Interest expense             $(25,000)   $(20,700)    $(47,800)   $(41,200)
        Equity earnings from
          MascoTech, Inc.               4,400       5,100        8,400      10,300
        Equity earnings, other          2,300       2,700        3,900       4,000
        Income from cash and
          cash investments              1,200       4,600        6,500       8,200
        Other interest income          12,800      10,800       25,600      21,900
        Other, net                     19,200      12,500       29,900      29,800
                                     --------    --------     --------    --------
                                     $ 14,900    $ 15,000     $ 26,500    $ 33,000
                                     ========    ========     ========    ========

        Included in other interest income for the three months and six months ended June 30, 1999 and 1998 is interest income of approximately $11.3 million and $22.6 million and approximately $10.1 million and $20.2 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $377 million principal amount at December 31, 1998).

        Other, net for the three months and six months ended June 30, 1999 consists primarily of income and gains, net regarding certain non-operating assets; the 1998 second quarter and first six months included approximately $16.0 million and $26.4 million of such income and gains, net, respectively.

        Also included in other, net for the six months ended June 30, 1998 was a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such 1998 gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to asset writedowns.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. The Company's reportable segments and related accounting policies are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The following table presents information about the Company by segment and geographic area, in millions.

                                              THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                         ------------------------------------     ------------------------------------
                                           1999     1998      1999      1998        1999     1998      1999      1998
                                         ------------------------------------     ------------------------------------
                                           Net Sales (1)     Operating Profit       Net Sales (1)     Operating Profit
                                         ------------------------------------     ------------------------------------
The Company's operations by segment were:
  Kitchen and Bath Products              $  907    $  841    $  174    $  157     $1,768    $1,654    $  339    $  312
  Environmental Products and Services       181       107        28        16        319       201        50        30
  Builders' Hardware and
   Other Specialty Products                 181       137        25        22        329       269        46        40
                                         ------    ------    ------    ------     ------    ------    ------    ------
                 Total                   $1,269    $1,085    $  227    $  195     $2,416    $2,124    $  435    $  382
                                         ======    ======    ======    ======     ======    ======    ======    ======

The Company's operations by geographic
 area were:
    North America                        $1,002    $  887    $  188    $  165     $1,926    $1,744    $  363    $  325
    Europe                                  267       198        39        30        490       380        72        57
                                         ------    ------    ------    ------     ------    ------    ------    ------
                 Total, as above         $1,269    $1,085       227       195     $2,416    $2,124       435       382
                                         ======    ======                         ======    ======


General corporate expense, net                                  (22)      (21)                           (44)      (42)
                                                             ------    ------                         ------    ------
Operating profit, after general
  corporate expense                                             205       174                            391       340
Other income (expense), net                                      15        15                             26        33
                                                             ------    ------                         ------    ------
Income before income taxes                                   $  220    $  189                         $  417    $  373
                                                             ======    ======                         ======    ======


(1) Intra-company sales among segments and geographic areas were not material.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


F.   The Company's total comprehensive income was as follows, in thousands:

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30              JUNE 30
                                              ------------------   ------------------
                                                1999      1998       1999      1998
                                              --------  --------   --------  --------
     Net income                               $138,600  $117,000   $262,900  $227,600
     Other comprehensive income (loss),
       currency translation adjustments        (25,460)   (5,410)   (49,970)   (4,650)
                                              --------  --------   --------  --------

        Total comprehensive income            $113,140  $111,590   $212,930  $222,950
                                              ========  ========   ========  ========

     At June 30, 1999, certain foreign currencies, including the German deutsche mark, British pound and Dutch guilder, declined relative to the U.S. dollar from their respective relationships with the U.S. dollar at March 31, 1999 and December 31, 1998, respectively.

G. The following presents the combined unaudited financial statements of the Company and MascoTech, Inc. as one entity with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     COMBINED BALANCE SHEET

                                                        JUNE 30,     DECEMBER 31,
                                                          1999           1998
                                                       ----------     ----------
     ASSETS
     Current assets:
       Cash and cash investments                       $  112,350     $  571,130
       Receivables                                      1,092,390        923,470
       Prepaid expenses and other                          72,250         70,110
       Deferred income taxes                               40,650         41,950
       Inventories:
         Raw material                                     286,540        298,910
         Finished goods                                   313,090        271,720
         Work in process                                  195,700        186,710
                                                       ----------     ----------
                                                          795,330        757,340
                                                       ----------     ----------
           Total current assets                         2,112,970      2,364,000

     Equity investments in affiliates                     263,020        258,580
     Securities of Furnishings International Inc.         457,280        434,640
     Property and equipment, net                        1,915,100      1,842,380
     Acquired goodwill, net                             2,097,810      1,816,950
     Other noncurrent assets                              537,960        497,950
                                                       ----------     ----------
           Total assets                                $7,384,140     $7,214,500
                                                       ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Notes payable                                   $  256,550     $  258,830
       Accounts payable                                   289,920        281,260
       Accrued liabilities                                626,570        556,550
                                                       ----------     ----------
           Total current liabilities                    1,173,040      1,096,640

     Long-term debt                                     2,820,910      2,779,660
     Deferred income taxes and other                      407,120        399,130
     Other interests in combined affiliates               217,550        210,490
     Equity of shareholders of Masco Corporation        2,765,520      2,728,580
                                                       ----------     ----------
           Total liabilities and shareholders' equity  $7,384,140     $7,214,500
                                                       ==========     ==========


                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note G - Continued:

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30                  JUNE 30
                                         ----------------------   ----------------------
COMBINED STATEMENT OF INCOME                1999        1998         1999        1998
                                         ----------  ----------   ----------  ----------
Net sales                                $1,702,700  $1,516,400   $3,295,360  $2,951,200
                                         ----------  ----------   ----------  ----------

Costs and expenses, net:
  Cost of sales                           1,132,610   1,005,730    2,192,550   1,956,340
                                         ----------  ----------   ----------  ----------
  Selling, general and
    administrative expenses                 307,620     289,750      585,760     548,810
                                         ----------  ----------   ----------  ----------
  Other income (expense), net:
    Interest expense                        (44,610)    (41,480)     (87,630)    (80,590)
    Other income, net                        36,320      34,860       64,800      82,960
                                         ----------  ----------   ----------  ----------
                                             (8,290)     (6,620)     (22,830)      2,370
                                         ----------  ----------   ----------  ----------
                                          1,448,520   1,302,100    2,801,140   2,502,780
                                         ----------  ----------   ----------  ----------
Income before income taxes and
  other interests                           254,180     214,300      494,220     448,420
Income taxes                                 94,030      72,410      189,990     168,610
                                         ----------  ----------   ----------   ---------
Income before other interests               160,150     141,890      304,230     279,810

Other interests in combined affiliates       21,550      24,890       41,330      52,210
                                         ----------  ----------   ----------  ----------

Net income                               $  138,600  $  117,000   $  262,900  $  227,600
                                         ==========  ==========   ==========  ==========

Earnings per share:
  Basic                                       $ .42       $ .35        $ .79       $ .69
                                              =====       =====        =====       =====
  Diluted                                     $ .41       $ .34        $ .77       $ .66
                                              =====       =====        =====       =====

Cash dividends per share:
  Declared                                    $ .11       $ --         $ .22       $.105
                                              =====       =====        =====       =====
  Paid                                        $ .11       $.105        $ .22       $ .21
                                              =====       =====        =====       =====

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


Note G - Concluded:

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                          ------------------------
COMBINED STATEMENT OF CASH FLOWS                             1999          1998
                                                          ---------    -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Cash provided by operations                             $ 370,750    $   355,900
  Increase in receivables                                  (119,400)      (120,050)
  Increase in inventories                                   (19,030)       (36,790)
  Decrease in marketable securities, net                      ---           36,750
  Increase in accounts payable and
    accrued liabilities, net                                 17,740         28,640
                                                          ---------    -----------
     Total cash from operating activities                   250,060        264,450
                                                          ---------    -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Acquisition of companies, net of cash acquired           (405,360)      (207,250)
  Capital expenditures                                     (194,960)      (124,400)
  Acquisition of other interests in TriMas
     Corporation                                              ---         (868,310)
  Proceeds from redemption of debt by affiliate               ---           80,500
  Proceeds from sale of subsidiaries                         90,470         25,020
  Other, net                                                 (5,690)      (107,150)
                                                          ---------    -----------
     Total cash (for) investing activities                 (515,540)    (1,201,590)
                                                          ---------    -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Increase in debt                                          172,730      1,390,230
  Payment of debt                                          (162,780)      (518,060)
  Purchase of Company common stock                         (123,040)         ---
  Cash dividends paid                                       (80,210)       (75,630)
                                                          ---------    -----------
     Total cash from (for) financing activities            (193,300)       796,540
                                                          ---------    -----------

CASH AND CASH INVESTMENTS:
  Decrease for the period                                  (458,780)      (140,600)
  At January 1                                              571,130        587,820
                                                          ---------    -----------
  At June 30                                              $ 112,350    $   447,220
                                                          =========    ===========

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1999 AND THE FIRST SIX MONTHS 1999 VERSUS
SECOND QUARTER 1998 AND THE FIRST SIX MONTHS 1998

                              SALES AND OPERATIONS

        Net sales increased 17 percent and 14 percent for the three months and six months ended June 30, 1999, respectively, from the comparable periods in 1998. Excluding acquisition and divestiture of companies, net sales increased 10 percent for both the three month and six month periods ended June 30, 1999 from the comparable periods in 1998; these increases in net sales are principally due to increases in unit sales volume of cabinets, other kitchen and bath products and builders' hardware, and higher installation sales of fiberglass insulation.

        Sales of Kitchen and Bath Products for the three months and six months ended June 30, 1999 were $907 million and $1,768 million, respectively, representing increases of 8 percent and 7 percent, respectively, from the comparable periods in 1998; excluding acquisition and divestiture of companies, net sales of this segment increased 8 percent for both the three month and six month periods ended June 30, 1999.

        Sales of Environmental Products and Services for the three months and six months ended June 30, 1999 were $181 million and $319 million, respectively, representing increases of 69 percent and 59 percent, respectively, from the comparable periods in 1998; excluding acquisition of companies, net sales of this segment increased 24 percent and 28 percent, respectively, for the three months and six months ended June 30, 1999.

        Sales of Builders' Hardware and Other Specialty Products for the three months and six months ended June 30, 1999 were $181 million and $329 million, respectively, representing increases of 32 percent and 22 percent, respectively, from the comparable periods in 1998; excluding acquisition of companies, net sales of this segment increased 11 percent and 12 percent, respectively, for the three months and six months ended June 30, 1999.

        Net sales from North American operations for the three months and six months ended June 30, 1999 were $1,002 million and $1,926 million, respectively, representing increases of 13 percent and 10 percent, respectively, from the comparable periods in 1998; excluding acquisition and divestiture of companies, net sales from these operations increased 13 percent and 12 percent, respectively, from the comparable periods in 1998. Net sales from European operations for the three months and six months ended June 30, 1999 were $267 million and $490 million, respectively, representing increases of 35 percent and 29 percent, respectively, from the comparable periods in 1998; excluding acquisition of companies, net sales from these operations were approximately flat when compared with the prior year periods.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         SALES AND OPERATIONS, CONTINUED

        The Company's operating profit margins in the second quarter and first half of 1999 approximated those of the comparable 1998 periods. Cost of sales as a percentage of sales increased to 64.0 percent from 63.7 percent and to 63.9 percent from 63.6 percent for the second quarter and six months ended June 30, 1999, respectively, from the comparable periods in 1998; selling, general and administrative expenses as a percentage of sales decreased to 19.0 percent from
19.7 percent and to 19.2 percent from 19.8 percent for the second quarter and six months ended June 30, 1999, respectively, from the comparable periods in 1998. The Company's cost-containment initiatives and the leveraging of fixed costs over a higher sales base contributed to the decrease in selling, general and administrative expenses as a percentage of sales. The Company's operating profit margins, before general corporate expense, were 17.9 percent and 18.0 percent for the second quarter and six months ended June 30, 1999, respectively, as compared with 18.0 percent for both of the comparable 1998 periods; these margins before general corporate expense and goodwill amortization were 18.7 percent and 18.8 percent for the second quarter and six months ended June 30, 1999, respectively, as compared with 18.6 percent for both of the comparable 1998 periods. Operating profit margins, after general corporate expense, were
16.2 percent for both the second quarter and six months ended June 30, 1999, as compared with 16.0 percent for both of the comparable 1998 periods.

                           OTHER INCOME (EXPENSE), NET

        Included in other income (expense), net for the second quarter and six months ended June 30, 1999 were equity earnings from MascoTech, Inc. of $4.4 million and $8.4 million, respectively, as compared with equity earnings of $5.1 million and $10.3 million for the comparable periods of the prior year.

        Included in other interest income for the three months and six months ended June 30, 1999 and 1998 is interest income of approximately $11.3 million and $22.6 million and approximately $10.1 million and $20.2 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $377 million principal amount at December 31,
1998).

        Other, net for the three months and six months ended June 30, 1999 consists primarily of income and gains, net regarding certain non-operating assets; the 1998 second quarter and first six months included approximately $16.0 million and $26.4 million of such income and gains, net, respectively.

        Also included in other, net for the six months ended June 30, 1998 was a $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such 1998 gain was largely offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt, and by pre-tax charges aggregating approximately $11 million principally related to certain asset writedowns.

                        NET INCOME AND EARNINGS PER SHARE

        Net income for the second quarter of 1999 increased 18 percent to $138.6 million from $117.0 million in the comparable 1998 period. Diluted earnings per share for the second quarter of 1999 increased 21 percent to $.41 from $.34 for the comparable period of 1998.

        Net income for the six months ended June 30, 1999 increased 16 percent to $262.9 million from $227.6 million in the comparable 1998 period. Diluted earnings per share for the six months ended June 30, 1999 increased 17 percent to $.77 from $.66 for the comparable period of 1998.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  NET INCOME AND EARNINGS PER SHARE, CONTINUED

        The Company's effective tax rate was 37.0 percent for the second quarter and six months ended June 30, 1999, as compared with 38.0 percent and 39.0 percent, respectively, for the comparable periods of the prior year. The reduction in the Company's effective tax rate includes the benefit of increased utilization of foreign tax credits.

                              CORPORATE DEVELOPMENT

        During the second quarter of 1999, the Company acquired Avocet Hardware PLC, a U.K. supplier of locks and other builders' hardware, The Cary Group, a U.S.-based insulation services company and The GMU Group, a manufacturer and distributor of kitchen cabinets and cabinet components, headquartered in Zumaya, Spain. Late in the first quarter of 1999, the Company acquired A&J Gummers, a U.K. manufacturer of shower valve products, and The Faucet Queens, Inc., a U.S.-based supplier of plumbing accessories and hardware products.

        The aggregate net purchase price of these cash acquisitions was approximately $405 million and the acquisitions were accounted for as purchase transactions. Combined 1998 annual net sales of the above companies were approximately $350 million.

        The Company continues to be active in its acquisition efforts, and expects that several acquisitions may be completed and announced in the last half of 1999.

                           OTHER FINANCIAL INFORMATION

        At June 30, 1999, current assets were 1.8 times current liabilities; excluding $200 million of 6.625% notes due Septemmber 15, 1999, the Company's working capital ratio was 2.0 to 1.

        For the six months ended June 30, 1999, cash of $165.5 million was provided by operating activities. Cash used for investing activities was $532.4 million, including $405.4 million for acquisition of companies, $122.6 million for capital expenditures and $4.4 million for other cash outflows. Cash used for financing activities was $96.5 million, including $106.8 million for the purchase of Company common stock, $74.5 million for cash dividends paid and $84.8 million for the net increase in debt. The aggregate of the preceding items represents a net cash outflow of $463.4 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of acquisition of companies, other than as mentioned above.

        First and second quarter 1999 cash from operations was affected by an expected and annually recurring first-half increase in accounts receivable (although there was no significant increase in receivable days). Most of the annual increase in accounts receivable resulting from sales increases is typically experienced in the first half of the year.

        During the first six months of 1999, the Company repurchased approximately 4 million of its common shares in open-market transactions. At June 30, 1999, the Company had remaining authorization to repurchase up to an additional 8.5 million shares of its common stock in open-market transactions or otherwise.

        During August 1999, the Company issued $300 million of 7.75% debentures due August 2029. After giving effect to the issuance of these debentures, the Company has on file with the Securities and Exchange Commission, an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $109 million of debt and equity securities.

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

        The second component involves the actual remediation or replacement of non-compliant systems and equipment. For its information technology, the Company generally utilizes mid-range, non-mainframe based computing environments which are complemented by a series of local-area networks that are connected via a wide-area network. Substantially all operating systems related to the mid-range systems and networks have been updated to comply with Y2K requirements. In addition, upgraded or modified versions of the Company's financial, manufacturing, human resource, and other packaged software applications which are Y2K compliant are in the process of being tested and integrated into the Company's overall system. The Company believes it has substantially completed this integration.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER MATTERS, CONTINUED

        The Company utilizes some microcomputers and software in its various manufacturing processes throughout the world. The Company has assessed potential Y2K issues in those processes. General findings to date indicate that problems usually relate to old personal computers or embedded microprocessors that must be replaced. Although there can be no assurance that the Company will identify and correct every Y2K issue found in the computer applications used in its manufacturing processes, the Company believes that it has in place a comprehensive program to identify and correct any such problems and believes that its operations have substantially completed the remediation of all of their manufacturing systems.

        The Company is also reviewing its building and utility systems (i.e., telephones, security, electrical) to determine any Y2K issues as part of its Y2K Program. Many of these systems are Y2K compliant. While the Company is working with suppliers of these systems and has no reason to expect that they will not meet their Y2K compliance targets, there is no guarantee that they will do so.

        The third component of the Y2K Program, which was initiated in late 1997, involves communication with significant suppliers and customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate their own Y2K issues. The Company's efforts with respect to specific issues identified, including the development of contingency plans, depend in part upon its assessment of the risk that such issues could have a material adverse impact on the Company. Senior management at the Company's operating subsidiaries have been charged with identifying third party Y2K risks which could materially disrupt the subsidiaries' business operations. The Company is assisting its subsidiaries in developing contingency plans where such risks have been identified. Contingency plans may include securing alternate sources of supply, increasing inventory and staffing levels, stockpiling raw and packaging materials and other appropriate measures. The Company's operations have made substantial progress in the development of contingency plans and will continue to refine them throughout the remainder of the year. The Company will continue to monitor and evaluate the progress of its subsidiaries on this critical matter.

        The most reasonably likely worst case Y2K scenario for the Company is a failure on the part of a significant customer or supplier to remediate their own Y2K issues which results in a disruption of Company operations. However, because the Company's customer base is broad enough to minimize the impact of the failure of any single customer interface, and the contingency plans described above should mitigate supply problems, the Company currently does not believe that it has any material exposure to significant business interruption as a result of Y2K issues. The estimated total cost of the Y2K Program is between $15 million and $20 million, which includes planned upgrades. This cost, most of which has been incurred and expensed at June 30, 1999, is not expected to be material to the Company's results of operations or financial position. This cost, and the timing in which the Company plans to complete the Y2K Program, are based on management's best estimates, at the present time. Accordingly, there can be no absolute assurance that the Company will timely identify and remediate all significant Y2K issues, that remedial efforts will not involve significant time and expense, or that such issues will not have an adverse effect on the Company's financial position, results of operations or cash flows.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                            OTHER MATTERS, CONTINUED

FORWARD-LOOKING STATEMENT

        Statements in this quarterly report on Form 10-Q may include certain forward-looking statements regarding the Company's future sales and earnings growth potential. Actual results may vary materially because of external factors such as interest rate fluctuations, changes in consumer spending and other factors over which management has no control. Additional information about the Company's products, markets and conditions, which could affect the Company's future performance, is contained in the Company's filings with the Securities and Exchange Commission.

                                MASCO CORPORATION

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


        Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


                                               1999      1998
                                               ----      ----
         Emco Limited, a Canadian company       42%       42%
         MascoTech, Inc.                        17%       17%
         Hans Grohe, a German partnership       27%       27%

        The following presents condensed financial data of MascoTech, Inc. Amounts are in thousands.


                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                  JUNE 30
                                     --------------------    --------------------
                                       1999        1998        1999        1998
                                     --------    --------    --------    --------
     Net Sales                       $436,510    $433,480    $885,170    $834,240
                                     ========    ========    ========    ========
     Gross Profit                    $113,690    $117,070    $229,710    $221,460
                                     ========    ========    ========    ========
     Net Income                      $ 26,110    $ 29,820    $ 49,970    $ 62,560
                                     ========    ========    ========    ========

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 3 AND ITEM 5 ARE NOT APPLICABLE.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of stockholders was held on May 19, 1999 at which the stockholders voted upon the election of four nominees for Class II Directors, and ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 1999. The following is a tabulation of the votes.

            Election of Class II Directors

                                                             For               Withheld
                                                             ---               --------
            Joseph L. Hudson, Jr.                        296,425,270           1,120,619
            Verne G. Istock                              296,431,005           1,114,884
            Raymond F. Kennedy                           296,437,231           1,108,658
            John A. Morgan                               296,435,876           1,110,013

            Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for 1999.


                                                                  Abstentions and
                       For                   Against              Broker Non-Votes
                     --------                -------              ----------------
                   296,824,502               71,583                   649,804

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   EXHIBITS:

                       12 -  Computation of Ratio of Earnings to Fixed Charges

                       27 -  Financial Data Schedule

                 (b)   REPORTS ON FORM 8-K:

                       None.

                                MASCO CORPORATION

                      PART II. OTHER INFORMATION, CONCLUDED


                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                 (Registrant)



DATE:    AUGUST 6, 1999               BY: /s/ RICHARD G. MOSTELLER
     ------------------------            --------------------------------------
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