Form 10-Q
period 1999-09-30
MASCO CORP /DE/
filed 1999-11-15
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1999.  COMMISSION FILE NUMBER 1-5794

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

                                    YES  X   NO
                                        ----    ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                     SHARES OUTSTANDING AT
              CLASS                                     NOVEMBER 1, 1999
              -----                                     ----------------
COMMON STOCK, PAR VALUE $1 PER SHARE                      443,341,000

                                MASCO CORPORATION

                                      INDEX


                                                                  PAGE NO.
                                                                  --------

Part I.     Financial Information

  Item 1.   Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     September 30, 1999 and December 31, 1998        1

                 Condensed Consolidated Statement of
                     Income for the Three Months and
                     Nine Months Ended September 30, 1999
                     and 1998                                        2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 1999 and 1998                     3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-10

  Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      11-18

            Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Nine Months Ended September 30, 1999
                 and 1998                                           19

Part II.    Other Information and Signature                      20-21

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                 SEPTEMBER 30,   DECEMBER 31,
          ASSETS                                     1999            1998
          ------                                 -------------   ------------
Current assets:
     Cash and cash investments                    $  145,520      $  553,150
     Accounts and notes receivable, net            1,124,870         800,280
     Prepaid expenses and other                      112,320          81,640
     Inventories:
          Raw material                               305,410         262,410
          Finished goods                             327,620         236,610
          Work in process                            144,580         147,910
                                                  ----------      ----------
                                                     777,610         646,930
                                                  ----------      ----------
               Total current assets                2,160,320       2,082,000

Equity investment in MascoTech, Inc.                  68,200          59,830
Equity investments in other affiliates               135,500         165,020
Securities of Furnishings International Inc.         469,220         434,640
Property and equipment, net                        1,579,960       1,357,830
Acquired goodwill, net                             1,734,580       1,055,790
Other noncurrent assets                              499,940         463,740
                                                  ----------      ----------
               Total assets                       $6,647,720      $5,618,850
                                                  ==========      ==========

          LIABILITIES
Current liabilities:
     Notes payable                                $  147,380      $  309,320
     Accounts payable                                255,430         196,930
     Accrued liabilities                             567,510         470,090
                                                  ----------      ----------
               Total current liabilities             970,320         976,340

Long-term debt                                     2,420,410       1,638,290
Deferred income taxes and other                      213,900         230,180
                                                  ----------      ----------
               Total liabilities                   3,604,630       2,844,810
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  443,240         443,280
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---           ---
Paid-in capital                                      595,190         584,530
Retained earnings                                  2,038,510       1,762,800
Other comprehensive income (loss)                    (33,850)        (16,570)
                                                  ----------      ----------
               Total shareholders' equity          3,043,090       2,774,040
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $6,647,720      $5,618,850
                                                  ==========      ==========



           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30              SEPTEMBER 30
                                    ----------------------     ----------------------
                                       1999        1998           1999        1998
                                    ----------  ----------     ----------  ----------
Net sales                           $1,704,000  $1,380,000     $4,662,000  $3,953,000
Cost of sales                        1,082,000     869,600      2,942,600   2,484,700
                                    ----------  ----------     ----------  ----------

      Gross profit                     622,000     510,400      1,719,400   1,468,300

Selling, general and administrative
  expenses                             463,600     269,200      1,041,600     783,200
Amortization of acquired goodwill       13,100       7,500         31,700      20,600
                                    ----------  ----------     ----------  ----------


     Operating profit                  145,300     233,700        646,100     664,500
                                    ----------  ----------     ----------  ----------

Other income (expense), net:
   Interest expense                    (31,700)    (31,100)       (86,500)    (85,300)
   Equity earnings from
     MascoTech, Inc.                     3,900       2,700         12,300      13,000
   Other, net                           (4,300)     36,500         63,500     100,700
                                    ----------  ----------     ----------  ----------
                                       (32,100)      8,100        (10,700)     28,400
                                    ----------  ----------     ----------  ----------

     Income before income taxes        113,200     241,800        635,400     692,900
Income taxes                            48,300      89,000        244,500     265,600
                                    ----------  ----------     ----------  ----------

     Net income                     $   64,900  $  152,800     $  390,900  $  427,300
                                    ==========  ==========     ==========  ==========
Earnings per share:
  Basic                                  $ .15       $ .35          $ .90       $ .98
                                         =====       =====          =====       =====
  Diluted                                $ .15       $ .34          $ .88       $ .95
                                         =====       =====          =====       =====

Cash dividends per share:
  Declared                               $ .12        $.22          $ .34       $.325
                                         =====        ====          =====       =====
  Paid                                   $ .11        $.11          $ .33       $. 32
                                         =====        ====          =====       =====











           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          1999            1998
                                                      -----------      ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                      $   487,370      $ 443,730
     Increase in receivables                             (184,550)      (172,720)
     Increase in inventories                              (63,560)       (73,000)
     Increase in accounts payable and
       accrued liabilities, net                            48,510         60,870
                                                      -----------      ---------

          Total cash from operating activities            287,770        258,880
                                                      -----------      ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired      (792,920)      (237,600)
     Capital expenditures                                (246,980)      (155,080)
     Proceeds from sale of subsidiary                       ---           83,000
     Proceeds from sale of TriMas investment                ---           54,640
     Other, net                                           (37,100)       (71,620)
                                                      -----------      ---------

          Total cash (for) investing activities        (1,077,000)      (326,660)
                                                      -----------      ---------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in other debt                               878,140        213,440
     Issuance of 7.75% debentures                         300,000          ---
     Issuance of 6.625% debentures                          ---          250,000
     Retirement of 6.625% notes                          (200,000)         ---
     Retirement of 9% notes, including
       retirement premium                                   ---         (108,620)
     Payment of other debt                               (391,840)       (92,720)
     Cash dividends and shareholder distributions        (111,630)      (153,070)
     Purchase of Company common stock                    (106,760)         ---
     Other, net                                            13,690        (44,430)
                                                      -----------      ---------

          Total cash from financing activities            381,600         64,600
                                                      -----------      ---------

CASH AND CASH INVESTMENTS:
     Decrease for the period                             (407,630)        (3,180)
     At January 1                                         553,150        450,650
                                                      -----------      ---------

     At September 30                                  $   145,520      $ 447,470
                                                      ===========      =========






           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 1999 and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The condensed consolidated balance sheet at December 31, 1998 was based upon audited financial statements.

B.   The following is a discussion of 1999 acquisitions.

     Pooling Acquisitions:

     During the third quarter of 1999, the Company completed mergers with Behr Process Corporation, a manufacturer of premium architectural coatings; Mill's Pride, L.L.P., a manufacturer of ready-to-assemble and assembled kitchen and bath cabinetry, bath vanities, home office workstations and entertainment centers, storage products, bookcases and kitchen utility products; and Thermal Concepts, Inc., a U.S.-based insulation services company. The Company issued approximately 104 million shares of common stock for all of the outstanding shares of these companies. The transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements and related shares and per share data for all periods presented have been restated to include the accounts and operations of the pooled companies. The Company's net sales and net income prior to these poolings for the first six months of 1999 were $2,416 million and $262.9 million, respectively. The Company's net sales and net income prior to the poolings for the three months and nine months ended September 30, 1998 were $1,122 million and $125.9 million and $3,246 million and $353.5 million, respectively. For the year ended December 31, 1998, pooled companies had net sales and net income of approximately $935 million and $89 million, respectively.

     Purchase Acquisitions:

     During the third quarter of 1999, the Company acquired Arrow Fastener Company, a U.S.-based manufacturer of manual and electric staple gun tackers and staples and other hand tools, H&H Tube, a U.S.-based manufacturer of brass, copper, steel and aluminum tubes and Superia Radiatoren N.V., a Belgian-based manufacturer of standard plate radiators. The Company also acquired a 75 percent share of Inrecon L.L.C., a U.S.-based company specializing in repair and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and storms. The Company had acquired the initial 25 percent in 1997. With this acquisition, Inrecon has become a wholly owned subsidiary of the Company.

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

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note B - Concluded:

     The aggregate net purchase price of these purchase acquisitions was approximately $841 million and included 1.6 million shares of Company common stock valued at $48 million. Combined 1998 annual net sales of the above purchase acquisitions were approximately $610 million.

C. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30          SEPTEMBER 30
                                            ------------          ------------
                                          1999      1998        1999      1998
                                          ----      ----        ----      ----
      Numerator:
         Basic (net income)              $ 64,900  $152,800    $390,900  $427,300
         Add convertible debenture
           interest, net                    ---       ---         ---         700
                                         --------  --------    --------  --------
         Diluted (net income)            $ 64,900  $152,800    $390,900  $428,000
                                         ========  ========    ========  ========

      Denominator:
         Basic shares (based on weighted
           average)                       435,100   437,000     435,300   436,000
         Add:
           Contingent award shares          7,400     7,100       7,300     7,000
           Stock option dilution            3,100     3,700       3,300     3,700
           Convertible debentures           ---       ---         ---       1,300
                                         --------  --------    --------  --------
         Diluted shares                   445,600   447,800     445,900   448,000
                                         ========  ========    ========  ========

D.   Other income (expense), net consists of the following, in thousands:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30          SEPTEMBER 30
                                            ------------          ------------
                                           1999      1998        1999      1998
                                           ----      ----        ----      ----
     Interest expense                    $(31,700) $(31,100)   $(86,500) $(85,300)
     Equity earnings from
       MascoTech, Inc.                      3,900     2,700      12,300    13,000
     Equity earnings, other                 1,800     4,600       5,700     8,600
     Income from cash and
       cash investments                     1,100     6,800       7,600    15,000
     Other interest income                 13,500    11,500      39,100    33,400
     Other, net                           (20,700)   13,600      11,100    43,700
                                         --------  --------    --------  --------
                                         $(32,100) $  8,100    $(10,700) $ 28,400
                                         ========  ========    ========  ========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note D - Concluded:

     Included in other interest income is interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $377 million principal amount at December 31, 1998). Such interest income approximated $12.0 million and $10.6 million, respectively, for the third quarter of 1999 and 1998 and $34.6 million and $30.8 million, respectively, for the nine months ended September 30, 1999 and 1998.

     Other, net for the three months ended September 30, 1999 includes pre-tax expense aggregating $33.5 million, principally related to the disposition of certain non-operating assets and the pooling of interests acquisitions.

     Included in other, net for the three months ended September 30, 1998 is an approximate $30 million pre-tax gain from the sale of the Company's Thermador subsidiary. Such gain was partly offset by pre-tax expense aggregating approximately $26 million, principally related to the disposition of certain non-operating assets.

     Other, net for the nine months ended September 30, 1998 includes income and gains, net regarding certain non-operating assets of $18.5 million. Also included in other, net for the nine months ended September 30, 1998 is a first quarter $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was partly offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

E.   The Company's total comprehensive income was as follows, in thousands:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30          SEPTEMBER 30
                                            ------------          ------------
                                           1999      1998        1999      1998
                                           ----      ----        ----      ----
     Net income                          $ 64,900  $152,800    $390,900  $427,300
     Other comprehensive income (loss),
       currency translation adjustments    32,690     8,110     (17,280)    3,460
                                         --------  --------    --------  --------

        Total comprehensive income       $ 97,590  $160,910    $373,620  $430,760
                                         ========  ========    ========  ========


F. During August 1999, the Company issued $300 million of 7.75% debentures due August 2029. After giving effect to the issuance of these debentures, the Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $109 million of debt and equity securities.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. During the third quarter of 1999, the Company realigned its business segments. Accounting policies for the segments are the same as those for the Company. The Company evaluates performance based on operating profit or loss and, other than general corporate expense, allocates specific corporate overhead to each segment.

     The Company's operations in the segments detailed below consist principally of the manufacture, installation, and sale of the following home improvement products:

     North America:

          Kitchen and Bath Products - kitchen and bath cabinets; faucets; plumbing fittings; bathtubs and shower tub enclosures; whirlpools and spas; and bath accessories.

          Builders' Hardware and Other Specialty Products-architectural coatings; builders' hardware, including mechanical and electronic lock sets; grilles, registers, diffusers for heating/cooling systems; insulation; staple gun tackers and staples and other hand tools; and water pumps.

     International - kitchen and bath cabinets; faucets; plumbing fittings; shower enclosures; bath accessories; builders' hardware, including mechanical lock sets; hydronic radiators and heat convectors; venting and ventilation systems; rolling shutters; and water pumps.

     The following table presents information about the Company by segment, in millions.






                                              THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                          ------------------------------------   --------------------------------------
                                             1999     1998      1999      1998      1999     1998      1999     1998
                                          ------------------------------------   --------------------------------------
                                             NET SALES (1)    OPERATING PROFIT     NET SALES (1)     OPERATING PROFIT
                                          ------------------------------------   --------------------------------------
     The Company's operations by
      segment were:
        North America:
          Kitchen and Bath Products      $  894    $  794    $  133    $  160     $2,554    $2,358    $  470    $  469
          Builders' Hardware and Other
           Specialty Products               524       360        (8)       61      1,331       989       129       169
        International                       286       226        43        35        777       606       114        91
                                         ------    ------    ------    ------     ------    ------    ------    ------
                 Total                   $1,704    $1,380       168       256     $4,662    $3,953       713       729
                                         ======    ======                         ======    ======

     General corporate expense, net                             (23)      (22)                           (67)      (64)
                                                             ------    ------                         -------   ------
     Operating profit, after general
       corporate expense                                        145       234                            646       665
     Other income (expense), net                                (32)        8                            (11)       28
                                                             ------    ------                         ------    ------
     Income before income taxes                              $  113    $  242                         $  635    $  693
                                                             ======    ======                         ======    ======


     Assets of the Company's operations for the Kitchen and Bath Products - North America, Builders' Hardware and Other Specialty Products - North America and International segments at September 30, 1999 were $2,081 million, $1,677 million and $1,478 million, respectively, and at December 31, 1998 were $1,843 million, $830 million and $1,175 million, respectively. Corporate assets at September 30, 1999 and December 31, 1998 were $1,412 million and $1,771 million, respectively. Corporate assets include equity investments, Securities of Furnishings International Inc. and other corporate assets.

(1) Intra-company sales among segments were not material.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


H. The following presents the combined unaudited financial statements of the Company and MascoTech, Inc. as one entity with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.

     COMBINED BALANCE SHEET

                                                      SEPTEMBER 30,  DECEMBER 31,
     ASSETS                                               1999           1998
                                                       ----------     ----------
     Current assets:
       Cash and cash investments                       $  157,870     $  582,540
       Receivables                                      1,363,060      1,023,620
       Prepaid expenses and other                         115,630         89,990
       Deferred income taxes                               40,730         41,950
       Inventories:
         Raw material                                     352,470        324,990
         Finished goods                                   402,820        324,420
         Work in process                                  195,220        195,870
                                                       ----------     ----------
                                                          950,510        845,280
                                                       ----------     ----------
           Total current assets                         2,627,800      2,583,380

     Equity and other investments in affiliates           242,200        258,580
     Securities of Furnishings International Inc.         469,220        434,640
     Property and equipment, net                        2,292,000      2,035,960
     Acquired goodwill, net                             2,536,780      1,836,450
        Other noncurrent assets                           540,390        516,990
                                                       ----------     ----------
           Total assets                                $8,708,390     $7,666,000
                                                       ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Notes payable                                   $  152,430     $  314,140
       Accounts payable                                   357,640        306,940
       Accrued liabilities                                704,410        605,320
                                                       ----------     ----------
           Total current liabilities                    1,214,480      1,226,400

     Long-term debt                                     3,794,770      3,026,530
     Deferred income taxes and other                      414,180        428,540
     Other interests in combined affiliates               241,870        210,490
     Equity of shareholders of Masco Corporation        3,043,090      2,774,040
                                                       ----------     ----------
           Total liabilities and shareholders' equity  $8,708,390     $7,666,000
                                                       ==========     ==========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note H - Continued:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30             SEPTEMBER 30
                                   ----------------------   ----------------------
COMBINED STATEMENT OF INCOME          1999        1998         1999        1998
                                   ----------  ----------   ----------  ----------
Net sales                          $2,100,490  $1,776,380   $5,937,680  $5,176,580
                                   ----------  ----------   ----------  ----------

Costs and expenses, net:
  Cost of sales                     1,379,150   1,165,830    3,889,230   3,386,670
                                   ----------  ----------   ----------  ----------
  Selling, general and
    administrative expenses           527,730     327,860    1,227,690     970,470
                                   ----------  ----------   ----------  ----------
  Other income (expense), net:
    Interest expense                  (51,020)    (52,530)    (145,650)   (146,120)
    Other income, net                    (270)     37,240       66,430     120,500
                                   ----------  ----------   ----------  ----------
                                      (51,290)    (15,290)     (79,220)    (25,620)
                                   ----------  ----------   ----------  ----------
                                    1,958,170   1,508,980    5,196,140   4,382,760
                                   ----------  ----------   ----------  ----------
Income before income taxes and
  other interests                     142,320     267,400      741,540     793,820
Income taxes                           60,750     100,560      292,640     300,270
                                   ----------  ----------   ----------  ----------
Income before other interests          81,570     166,840      448,900     493,550

Other interests in combined
  affiliates                           16,670      14,040       58,000      66,250
                                   ----------  ----------   ----------  ----------

Net income                         $   64,900  $  152,800   $  390,900  $  427,300
                                   ==========  ==========   ==========  ==========

Earnings per share:
  Basic                                 $ .15       $ .35        $ .90       $ .98
                                        =====       =====        =====       =====
  Diluted                               $ .15       $ .34        $ .88       $ .95
                                        =====       =====        =====       =====

Cash dividends per share:
  Declared                              $ .12        $.22        $ .34       $.325
                                        =====        ====        =====       =====
  Paid                                  $ .11        $.11        $ .33       $ .32
                                        =====        ====        =====       =====

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


Note H - Concluded:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30

COMBINED STATEMENT OF CASH FLOWS                         1999         1998
                                                     -----------  -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Cash provided by operations                        $   624,900  $   619,700
  (Increase) in receivables                             (205,900)    (184,410)
  (Increase) in inventories                              (52,460)     (82,890)
  Decrease in marketable securities                        ---         43,430
  Increase in current liabilities                         35,200       90,110
                                                     -----------  -----------
     Total cash from operating activities                401,740      485,940
                                                     -----------  -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Acquisition of other interests in
    TriMas Corporation                                     ---       (869,680)
  Acquisition of companies, net of cash acquired        (880,590)    (277,540)
  Capital expenditures                                  (347,780)    (229,330)
  Proceeds from redemption of debt by affiliate            ---         80,500
  Proceeds from sale of subsidiaries                      90,470      108,020
  Other, net                                             (35,840)    (115,580)
                                                     -----------  -----------
     Total cash (for) investing activities            (1,173,740)  (1,303,610)
                                                     -----------  -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Increase in debt                                     1,200,380    1,498,090
  Payment of debt                                       (627,030)    (547,320)
  Purchase of Company common stock                      (126,290)     (36,150)
  Cash dividends paid                                   (120,900)    (160,500)
  Other, net                                              21,170      (57,100)
                                                     -----------  -----------
     Total cash from financing activities                347,330      697,020
                                                     -----------  -----------

CASH AND CASH INVESTMENTS:
  (Decrease) for the period                             (424,670)    (120,650)
  At January 1                                           582,540      597,140
                                                     -----------  -----------
  At September 30                                    $   157,870  $   476,490
                                                     ===========  ===========


                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1999 AND THE FIRST NINE MONTHS 1999 VERSUS
THIRD QUARTER 1998 AND THE FIRST NINE MONTHS 1998

                              CORPORATE DEVELOPMENT

The following is a discussion of 1999 acquisitions.

POOLING ACQUISITIONS

     During the third quarter of 1999, the Company completed mergers with Behr Process Corporation, a manufacturer of premium architectural coatings; Mill's Pride, L.L.P., a manufacturer of ready-to-assemble and assembled kitchen and bath cabinetry, bath vanities, home office workstations and entertainment centers, storage products, bookcases and kitchen utility products; and Thermal Concepts, Inc., a U.S.-based insulation services company. The Company issued approximately 104 million shares of common stock for all of the outstanding shares of these companies. The transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements and related shares and per share data for all periods presented have been restated to include the accounts and operations of the pooled companies. The Company's net sales and net income prior to these poolings for the first six months of 1999 were $2,416 million and $262.9 million, respectively. The Company's net sales and net income prior to the poolings for the three months and nine months ended September 30, 1998 were $1,122 million and $125.9 million and $3,246 million and $353.5 million, respectively. For the year ended December 31, 1998, pooled companies had net sales and net income of approximately $935 million and $89 million, respectively.

PURCHASE ACQUISITIONS

     During the third quarter of 1999, the Company acquired Arrow Fastener Company, a U.S.-based manufacturer of manual and electric staple guns and supplies and other hand tools, H&H Tube, a U.S.-based manufacturer of brass, copper, steel and aluminum tubes and Superia Radiatoren N.V., a Belgian-based manufacturer of standard plate radiators. The Company also acquired a 75 percent share of Inrecon L.L.C., a U.S.-based company specializing in repair and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and storms. The Company had acquired the initial 25 percent in 1997. With this acquisition, Inrecon has become a wholly owned subsidiary of the Company.

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

     The aggregate net purchase price of these purchase acquisitions was approximately $841 million and included 1.6 million shares of Company common stock valued at $48 million. Combined 1998 annual net sales of the above purchase acquisitions were approximately $610 million.

                               MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                              SALES AND OPERATIONS

SALES

     Net sales increased 23 percent and 18 percent for the three months and nine months ended September 30, 1999, respectively, from the comparable periods in 1998. Excluding purchase acquisition and disposition of companies during 1999 and 1998, net sales for the three months and nine months ended September 30, 1999 increased 13 percent and 12 percent, respectively, from the comparable periods in 1998. These increases in net sales include increases in unit sales volume of cabinets, architectural coatings, other kitchen and bath products, and higher installation sales of fiberglass insulation.

     Sales of Kitchen and Bath Products from the Company's North American operations for the three months and nine months ended September 30, 1999 were $894 million and $2,554 million, respectively, representing increases of 13 percent and 8 percent, respectively, from the comparable periods in 1998; excluding purchase acquisition and disposition of companies, net sales of this segment increased 12 percent and 11 percent, respectively, from the comparable periods in 1998.

     Sales of Builders' Hardware and Other Specialty Products from the Company's North American operations for the three months and nine months ended September 30, 1999 were $524 million and $1,331 million, respectively, representing increases of 46 percent and 35 percent, respectively, from the comparable periods in 1998; excluding purchase acquisition of companies, net sales of this segment increased 23 percent for both the three month and nine month periods ended September 30, 1999.

     Net sales from International operations for the three months and nine months ended September 30, 1999 were $286 million and $777 million, respectively, representing increases of 27 percent and 28 percent, respectively, from the comparable periods in 1998; excluding purchase acquisition of companies, net sales from these operations were approximately flat when compared with the prior year periods.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         SALES AND OPERATIONS, CONCLUDED

OPERATING PROFIT MARGINS

        The Company's consolidated operating profit margins, before general corporate expense, were 9.9 percent and 15.3 percent for the third quarter and nine months ended September 30, 1999, respectively. The Company's operating profit margins, before general corporate expense for the third quarter and nine months ended September 30, 1999 were negatively affected by unusual pre-tax expense aggregating $156.7 million, principally related to the third quarter 1999 pooling of interests acquisitions. Excluding unusual pre-tax expense, consolidated operating profit margins, before general corporate expense, for the three months and nine months ended September 30, 1999 were 19.1 percent and 18.7 percent, respectively, as compared with 18.6 percent and 18.4 percent for the comparable periods of the prior year.

        Operating profit margins, before general corporate expense, of the Company's North American Kitchen and Bath Products operating segment for the three months and nine months ended September 30, 1999 were 14.9 percent and 18.4 percent, respectively. Excluding unusual pre-tax expense, operating profit margins, before general corporate expense, for the three months and nine months ended September 30, 1999 were 19.7 percent and 20.1 percent, respectively, as compared with 20.2 percent and 19.9 percent, respectively, for the comparable periods of the prior year.

        Operating profit margins, before general corporate expense, of the Company's North American Builders' Hardware and Other Specialty Products operating segment for the three months and nine months ended September 30, 1999 were -1.5 percent and 9.7 percent, respectively. Excluding unusual pre-tax expense, operating profit margins, before general corporate expense, for the three months and nine months ended September 30, 1999 were 20.2 percent and 18.2 percent, respectively, as compared with 16.9 percent and 17.1 percent, respectively, for the comparable periods of the prior year.

        Operating profit margins, before general corporate expense, of the Company's International operating segment for the three months and nine months ended September 30, 1999 were 15.0 percent and 14.7 percent, respectively, as compared with 15.5 percent and 15.0 percent, respectively, for the comparable periods of the prior year.

                           OTHER INCOME (EXPENSE), NET

        Included in other income (expense), net for the third quarter and nine months ended September 30, 1999 were equity earnings from MascoTech, Inc. of $3.9 million and $12.3 million, respectively, as compared with equity earnings of $2.7 million and $13.0 million for the comparable periods of the prior year.

        Included in other interest income is interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $377 million principal amount at December 31, 1998). Such interest income approximated $12.0 million and $10.6 million, respectively, for the third quarter of 1999 and 1998 and $34.6 million and $30.8 million, respectively, for the nine months ended September 30, 1999 and 1998.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     OTHER INCOME (EXPENSE), NET, CONCLUDED

        Other, net for the three months ended September 30, 1999 includes $33.5 million of unusual pre-tax expense, principally related to the disposition of certain non-operating assets and the pooling of interests acquisitions.

        Included in other, net for the three months ended September 30, 1998 is an approximate $30 million pre-tax gain from the sale of the Company's Thermador subsidiary. Such gain was partly offset by pre-tax expense aggregating approximately $26 million, principally related to the disposition of certain non-operating assets.

        Other, net for the nine months ended September 30, 1998 includes income and gains, net regarding certain non-operating assets of $18.5 million. Also included in other, net for the nine months ended September 30, 1998 is a first quarter $29 million pre-tax gain from the sale of the Company's investment in TriMas Corporation to MascoTech, Inc. in the public tender offer. Such gain was partly offset by an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

                        NET INCOME AND EARNINGS PER SHARE

        Net income for the three months and nine months ended September 30, 1999 was $64.9 million and $390.9 million, and diluted earnings per share was $.15 and $.88, respectively. Excluding $126.4 million of after-tax unusual expense ($190.2 million pre-tax) related primarily to pooling of interests acquisitions, net income for the three months and nine months ended September 30, 1999 was $191.3 million and $517.3 million, and diluted earnings per share was $.43 and $1.16, respectively. Net income for the three months and nine months ended September 30, 1998 was $152.8 million and $427.3 million, and diluted earnings per share was $.34 and $.95, respectively.

        The Company's effective tax rate for the three months and nine months ended September 30, 1999 was 42.7 percent and 38.5 percent, respectively, as compared with 36.8 percent and 38.3 percent, respectively, for the comparable periods of the prior year.

                           OTHER FINANCIAL INFORMATION

        At September 30, 1999, current assets were 2.2 times current liabilities. The Company's long-term debt as a percent of total capitalization ratio was 43.2 percent at September 30, 1999 as compared with 35.9 percent at December 31, 1998.

        During August 1999, the Company issued $300 million of 7.75% debentures due August 2029. After giving effect to the issuance of these debentures, the Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $109 million of debt and equity securities.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     OTHER FINANCIAL INFORMATION, CONCLUDED

        During the first six months of 1999, the Company repurchased approximately 4 million of its common shares in open-market transactions. As a result of pooling of interests acquisition requirements, the Company has canceled its share buy-back program.

        For the nine months ended September 30, 1999, cash of $287.8 million was provided by operating activities. Cash used for investing activities was $1,077.0 million, including $792.9 million for acquisition of companies, $247.0 million for capital expenditures and $37.1 million for other cash outflows. Financing activities provided cash of $381.6 million, including $300.0 million from the issuance of 7.75% debentures, $878.1 million from an increase in other debt (primarily bank debt to finance purchase acquisitions) and $13.7 million from other cash inflows; cash used for financing activities included $200.0 million for the retirement of 6.625% notes due September 15, 1999, $391.8 million for the payment of other debt, $111.6 million for cash dividends and shareholder distributions and $106.8 million for the purchase of Company common stock. The aggregate of the preceding items represents a net cash outflow of $407.6 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the effect of purchase acquisitions and disposition of companies, other than as mentioned above.

        During the third quarter of 1999, the Company increased the quarterly cash dividend to $.12 from $.11 per common share. This marks the 41st consecutive year in which dividends have been increased.

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

        In 1997, the Company formed a team to address the Y2K issue. This team, consisting of employees of the Company, has developed a year 2000 compliance program (the "Y2K Program") which includes: assessing and monitoring the compliance of all applications, operating systems and hardware on mainframe, mid-range, personal computer and network platforms; addressing issues related to non-information technology embedded software and equipment; and addressing the compliance of key business partners. Executive management regularly monitors the status of the Company's Y2K Program.

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

        The Company utilizes some microcomputers and software in its various manufacturing processes throughout the world. The Company has assessed potential Y2K issues in those processes. General findings to date indicate that problems usually relate to old personal computers or embedded microprocessors that must be replaced. Although there can be no assurance that the Company will identify and correct every Y2K issue found in the computer applications used in its manufacturing processes, the Company believes that it has in place a comprehensive program to identify and correct any such problems, and believes that its operations have substantially completed the remediation of all of their manufacturing systems.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            OTHER MATTERS, CONTINUED

YEAR 2000, CONCLUDED

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

        The most reasonably likely worst case Y2K scenario for the Company is a failure on the part of a significant customer or supplier to remediate their own Y2K issues which results in a disruption of Company operations. However, because the Company's customer base is broad enough to minimize the impact of the failure of any single customer interface, and the contingency plans described above should mitigate supply problems, the Company currently does not believe that it has any material exposure to significant business interruption as a result of Y2K issues. The estimated total cost of the Y2K Program is between $15 million and $20 million, which includes planned upgrades. This cost, most of which has been incurred and expensed at September 30, 1999, is not expected to be material to the Company's results of operations or financial position. This cost, and the timing in which the Company plans to complete the Y2K Program, are based on management's best estimates, at the present time. Accordingly, there can be no absolute assurance that the Company will timely identify and remediate all significant Y2K issues, that remedial efforts will not involve significant time and expense, or that such issues will not have an adverse effect on the Company's financial position, results of operations or cash flows.

MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                            OTHER MATTERS, CONCLUDED

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

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


        Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:

                                                  1999       1998
                                                  ----       ----
         Emco Limited, a Canadian company          42%        42%
         MascoTech, Inc.                           17%        16%
         Hans Grohe, a German company              27%        27%

        The following presents the condensed financial data of MascoTech, Inc. Amounts are in thousands.


                           THREE MONTHS ENDED       NINE MONTHS ENDED
                              SEPTEMBER 30             SEPTEMBER 30
                          --------------------    ----------------------
                            1999        1998         1999        1998
                            ----        ----         ----        ----
     Net Sales            $399,300    $399,500    $1,284,470  $1,223,740
                          ========    ========    ==========  ==========

     Gross Profit         $ 99,340    $100,150    $  329,050  $  321,610
                          ========    ========    ==========  ==========

     Net Income           $ 20,200    $ 16,790    $   70,170  $   79,350
                          ========    ========    ==========  ==========


                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the third quarter of 1999, Masco Corporation completed four acquisitions pursuant to which the sellers of the acquired companies received unregistered Masco common stock as consideration. The sellers included individuals, private trusts, investment management funds and institutions, each of whom represented to Masco that they were "accredited investors" (as defined in Rule 501 under the Securities Act of 1933). The acquisitions were: Inrecon, L.L.C., completed on August 12; Behr Process Corporation and Mill's Pride, L.L.P., each completed on August 31; and Thermal Concepts, Inc., completed on September 1. The total consideration paid for these acquisitions included an aggregate of 105,547,346 shares of Masco common stock. Masco claims exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS:

               4a - Registration Rights Agreement Among Masco Corporation and
                    The Investors Listed Therein dated as of August 31, 1999.

              27a - Financial Data Schedule as of and for the year-to-date period ended September 30, 1999.

              27b - Financial Data Schedule as of and for the year-to-date period ended June 30, 1999, restated for pooling of interests acquisitions in the third quarter of 1999.

              27c - Financial Data Schedule as of and for the year-to-date period ended March 31, 1999, restated for pooling of interests acquisitions in the third quarter of 1999.

              27d - Financial Data Schedule as of and for the year-to-date periods ended December 31, 1998, September 30, 1998, June 30, 1998 and March 31, 1998, restated for pooling of interests acquisitions in the third quarter of 1999.

         (B) REPORTS ON FORM 8-K:

             On September 13, 1999, Masco Corporation filed a Form 8-K reporting, in response to Item 2, Masco's acquisition of The Arrow Fastener Company, Inrecon, L.L.C., Superia Radiatoren, N.V., Behr Process Corporation and Mill's Pride, L.L.P.

                      PART II. OTHER INFORMATION, CONCLUDED

                                MASCO CORPORATION

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MASCO CORPORATION

                                                  (Registrant)



DATE:     NOVEMBER 15, 1999             BY:/s/ Robert B. Rosowski
      -------------------------            -------------------------------
                                           Robert B. Rosowski
                                           Vice President - Controller
                                           and Treasurer
                                           (Chief Accounting Officer
                                           and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX


  EXHIBIT
  -------
Exhibit 4a       Registration Rights Agreement Among Masco Corporation and the
                 Investors Listed Therein dated as of August 31, 1999.


Exhibit 27a Financial Data Schedule as of and for the year-to-date period ended September 30, 1999.

Exhibit 27b Financial Data Schedule as of and for the year-to-date period ended June 30, 1999, restated for pooling of interests acquisitions in the third quarter of 1999.

Exhibit 27c Financial Data Schedule as of and for the year-to-date period ended March 31, 1999, restated for pooling of interests acquisitions in the third quarter of 1999.

Exhibit 27d Financial Data Schedule as of and for the year-to-date periods ended December 31, 1998, September 30, 1998, June 30, 1998 and
                 March 31, 1998, restated for pooling of interests acquisitions in the third quarter of 1999.
