Form 10-K
period 1999-12-31
MASCO CORP /DE/
filed 2000-03-30
CIK 62996

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999  COMMISSION FILE NUMBER 1-5794

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

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2000 (based on the closing sale price of $19 5/16 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $8,447,786,200.

Number of shares outstanding of the Registrant's Common Stock at March 15, 2000:

         447,382,000 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
 1.     Business....................................................      2
 2.     Properties..................................................      6
 3.     Legal Proceedings...........................................      6
 4.     Submission of Matters to a Vote of Security Holders.........      7
        Supplementary Item. Executive Officers of Registrant........      7

                                  PART II
 5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      7
 6.     Selected Financial Data.....................................      8
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      8
 8.     Financial Statements and Supplementary Data.................     18
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     42

                                  PART III
10.     Directors and Executive Officers of the Registrant..........     42
11.     Executive Compensation......................................     42
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................     42
13.     Certain Relationships and Related Transactions..............     42

                                  PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................     43
        Signatures..................................................     47

                       FINANCIAL STATEMENT SCHEDULES
        Masco Corporation Financial Statement Schedules.............    F-1
        MascoTech, Inc. and Subsidiaries Consolidated Financial
          Statements and Financial Statement Schedule...............    F-3

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation manufactures and sells home improvement and building products, with emphasis on brand name products holding leadership positions in their markets. The Company's principal product and service categories are faucets, kitchen and bath cabinets, other kitchen and bath products, architectural coatings, builders' hardware products and other specialty products and services. The Company is among the largest manufacturers in North America of brand name consumer products designed for the home improvement and home building industries. Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

     The Company's operations consist of two business segments, North America and International. Approximately 83% of the Company's sales are generated by operations in North America (primarily in the United States). International operations, currently established in 13 countries (principally in Europe), comprise the balance. European operations are located principally in England, Denmark and Germany. Additional financial information concerning the Company's operations by segments as of and for the three years ended December 31, 1999 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report. The following table sets forth, for the three years ended December 31, 1999, the contribution of the Company's segments to net sales and operating profit, in thousands.

                                                        NET SALES(1)
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
North America.............................  $5,238,000   $4,441,000   $3,820,000
International, principally Europe.........   1,069,000      839,000      688,000
                                            ----------   ----------   ----------
     Total................................  $6,307,000   $5,280,000   $4,508,000
                                            ==========   ==========   ==========

                                                   OPERATING PROFIT(1)(2)
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
North America.............................  $  867,000   $  829,000   $  689,000
International, principally Europe.........     136,000      123,000       99,000
                                            ----------   ----------   ----------
     Total................................  $1,003,000   $  952,000   $  788,000
                                            ==========   ==========   ==========

       (1) Amounts for 1998 and 1997 have been restated to reflect the change in the segments' composition and to include the operations of acquired companies accounted for as pooling-of-interests transactions.

       (2) Amounts are before general corporate expense and include goodwill amortization.

     Acquisitions have been a key factor in the Company's growth. During 1999 and early 2000, the Company merged with or acquired 13 businesses with aggregate annual sales of approximately $2 billion. Of these, eight are based in North America and five in Europe. The most significant North American transactions are the mergers with Behr Process Corporation, a manufacturer of premium architectural coatings and Mill's Pride, L.L.P., a manufacturer of ready-to-assemble and assembled kitchen and bath cabinetry, bath vanities, home office workstations, entertainment centers, storage products, bookcases and kitchen utility products. More information about these transactions is set forth in the following discussion and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

NORTH AMERICA SEGMENT

     The Company manufactures a wide variety of faucet models under several brand names. DELTA(R) and PEERLESS(R) single and double handle faucets are used on kitchen, lavatory and other sinks and in bath and shower installations. DELTA faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. PEERLESS faucets, designed for the "do-it-yourself" market, are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label.

     The percentage of operating profit to net sales on faucets is somewhat higher than that on most other products offered by the Company. The Company believes that the quality, styling and reliability of and available finishes for its faucets, manufacturing efficiencies and capabilities, its marketing and merchandising activities, and the development of a broad line of products, have accounted for the continued strength of its faucet sales. Management believes that Masco's faucet operations hold a leadership position in the North American market, with Moen, Price Pfister, Kohler and American Standard as major brand competitors. Competition from import products is also a major factor in the Company's markets.

     The Company manufactures economy, stock and semi-custom kitchen and bath cabinetry in a broad range of styles and price points. The 1999 acquisition of Mill's Pride, L.L.P. added a leading manufacturer of ready-to-assemble and assembled cabinetry to the existing cabinet manufacturing operations. The Company's cabinets are sold in North America under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), QUALITY CABINETS(R), STARMARK(R) and MILL'S PRIDE(R), with sales to distributors, home centers and dealers and direct to builders for both the home improvement and new construction markets. The cabinet manufacturing industry in the United States is very competitive, with several large competitors and hundreds of smaller companies. Management believes that the Company is the largest manufacturer of kitchen and bath cabinetry in North America. Significant competitors are Aristokraft, Shrock, American Woodmark and Omega.

     Other kitchen and bath products sold by the Company include AQUA GLASS(R) acrylic and gelcoat bath and shower units and whirlpools, and MIROLIN(R) bath units, which are sold primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are sold under the brand names AMERICAN SHOWER & BATH(TM), PLASKOLITE(TM) and TRAYCO(TM) to the home improvement market through hardware stores and home centers. The Company manufactures bath and shower accessories under the brand names BALDWIN(R), FRANKLIN BRASS(R) and MELARD(TM) and bathroom storage products under the brand name ZENITH PRODUCTS(R). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are sold under the brand name HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers.

     Also included in other kitchen and bath products are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) trademark and for the "do-it-yourself" market under the PLUMB SHOP(R), HOME PLUMBER(R), MASTER PLUMBER(R) and MELARD(TM) trademarks and are also sold under private label.

     In 1999, the Company added a new line of products with the acquisition of Behr Process Corporation. Behr is a manufacturer of premium architectural coatings, including paints, stains, varnishes and waterproofings. BEHR(R) products are sold in the United States and Canada primarily to the "do-it-yourself" market through home centers.

     Included in the builders' hardware product category are premium BALDWIN(R) quality brass trim and mortise lock sets, knobs and trim and other builders' hardware, which are manufactured and sold for the home improvement and new home construction markets. LIBERTY HARDWARE(R) cabinet and builders' hardware is manufactured for original equipment manufacturers as well as for the home center and wholesale markets. WEISER(R) lock sets and related hardware are sold through contractor supply outlets, hardware distributors and home centers. SAFLOK(TM) electronic lock sets and WINFIELD(TM) mechanical lock sets are sold primarily to the hospitality market. The Company also manufactures electronic lock sets under the brand name LA GARD(TM) for use by the banking industry on safes, vaults and ATMs and related cabinetry. Key competitors to Baldwin and Weiser in the North American lock set market are Kwikset and Schlage. Imported products are also becoming a significant factor in this market.

     Since 1996, the Company has featured on many of its decorative brass faucets and other products a durable coating that offers tarnish protection and scratch resistance, under the trademarks BRILLIANCE(R) and THE LIFETIME FINISH FROM BALDWIN(R). This innovative finish is currently available on many of the Company's kitchen and bath products and door hardware.

     Through local offices of Gale Industries, Inc. and Cary Corporation ("The Cary Group") in various parts of the United States, the Company also supplies and installs insulation and other building products primarily for the residential home building industry. The acquisition of INRECON, L.L.C. during 1999 expanded the Company's service operations with numerous North American locations that perform repair, remodeling and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters.

     The Company manufactures heating, ventilating and air conditioning accessories under the trademark AMERICAN METAL PRODUCTS(TM) (grilles, registers, diffusers and Type B Gas Vents), and decorative registers under REGISTERS UNIQUE(TM), which are sold through wholesale distribution and home centers.

     The Company's product offerings were expanded in 1999 through the acquisition of Arrow Fastener Co., with a complete line of manual and electric staple guns, hammer and wiring tackers and other fastening tools. Arrow Fastener products are sold through various distribution channels including wholesalers, home centers and other retailers.

INTERNATIONAL SEGMENT

     The Company manufactures faucets and various other plumbing products under the brand names DAMIXA(R), GUMMERS(TM) and MARIANI(TM) which are sold throughout Europe through multiple distribution channels. There are several major competitors among the European manufacturers of faucets and accessories, primarily in Germany and Italy, and hundreds of smaller companies throughout Europe.

     The Company manufactures cabinetry in Germany, England, Spain and Denmark with sales to European consumers, wholesalers and builders through distribution channels that parallel domestic distribution. European cabinet manufacturers sell under the brand names, THE MOORES GROUP(TM) for distribution in the United Kingdom, ALMA KUCHEN(TM) in Germany, and ALVIC(TM) and GMU(TM), primarily in Spain. The Company significantly expanded its ready-to-assemble cabinet manufacturing operations in January 2000 with the acquisition of Tvilum-Scanbirk A/S, headquartered in Denmark, which sells cabinetry, shelving, storage units, workstations and other products throughout Europe and in the U.S. under several brand names. Tvilum-Scanbirk had sales in 1999 in excess of $200 million. The cabinetry manufacturing industry in Europe is highly fragmented, with several leading producers located in Germany, France and Italy, and hundreds of smaller manufacturers throughout Europe.

     Other kitchen and bath products include HUPPE(R) luxury bath and shower enclosures sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM) ceramic and acrylic bath fixtures and faucets are sold in the United Kingdom directly to selected retailers.

     AVOCET(R) builders' hardware products include locks and door and window hardware. These are distributed to home centers and other retailers, builders and original equipment door and window manufacturers, primarily in the United Kingdom.

     Commercial ventilating products are manufactured and distributed by the Company in Europe under the GEBHARDT(TM) brand name. The Company also manufactures residential hydronic radiators and heat convectors under the brand names VASCO(R), BRUGMAN(TM) and SUPERIA(TM) and distributes to the European market from operations in Belgium and Holland. JUNG(TM) water pumps are manufactured and distributed by the Company primarily in Germany. Certain International Segment operations manufacture acoustical insulation materials used for plumbing systems in both residential and commercial buildings.

ADDITIONAL INFORMATION

     - The Company's sales of faucets aggregated approximately $937 million in 1999, $884 million in 1998 and $815 million in 1997. Aggregate sales of kitchen and bath cabinets were approximately $1,971 million in 1999, $1,698 million in 1998 and $1,371 million in 1997.

     - Direct sales of the Company's product lines to home center retailers have increased substantially in recent years, and in 1999 sales to The Home Depot were $1,539 million (approximately 24 percent of sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the Company believes that the loss of The Home Depot as a customer would have a material adverse impact on the Company.

     - The major markets for the Company's products are highly competitive. Competition in all of the Company's product lines is based primarily on performance, quality, style, delivery, customer service and price, with the relative importance of such factors varying among products.

     - The Company's operations in the International Segment are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     - Financial information concerning the Company's export sales and foreign and domestic operations, including the net sales, operating profit and assets which are attributable to the Company's North American and International segments, as of and for the three years ended December 31, 1999, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

     - Although the architectural coatings division experiences stronger sales during the second and third calendar quarters, corresponding to peak building and remodeling seasons, no material portion of the Company's business is seasonal.

     - The Company maintains a higher investment in inventories for certain of its businesses than the average manufacturing company, a result of its strategies of providing superior customer service, establishing efficient production scheduling and benefiting from larger, more cost-effective purchasing, but otherwise has no special working capital requirements.

     - The Company does not consider backlog orders to be material.

     - No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the U.S. government.

     - Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material adverse effect on the Company's earnings or competitive position.

     - In general, raw materials required by the Company are obtainable from various sources and in the quantities desired, although from time to time various operations may encounter shortages or unusual price changes.

PATENTS AND TRADEMARKS

     The Company holds United States and foreign patents covering its vapor deposition finish and various design features and valve constructions used in certain of its faucets, and holds numerous other patents and patent applications, licenses, trademarks and tradenames. As a manufacturer of brand name consumer products, the Company views its trademarks and other proprietary rights as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's present business as a whole.

EMPLOYEES

     At December 31, 1999, the Company employed approximately 42,500 people. Satisfactory relations have generally prevailed between the Company and its employees.

EQUITY INVESTMENTS

     The Company has equity investments in certain affiliated companies. One of these companies, MascoTech, Inc., was formed in July, 1984 when the Company distributed to its stockholders shares of MascoTech common stock as a special dividend. The Company's ownership in MascoTech is currently 17.5 percent. MascoTech is a diversified industrial manufacturing company utilizing advanced metalworking capabilities to supply metal formed components used in vehicle engine and drivetrain applications, specialty fasteners, towing systems, packaging and sealing products and other industrial products. MascoTech's net sales for 1999 were approximately $1.7 billion.

     MascoTech's 44 principal manufacturing facilities located in the United States range in size from approximately 10,000 square feet to 420,000 square feet, the majority of which are in Michigan, Ohio and Indiana. It also operates 17 manufacturing facilities in nine foreign countries: Australia, Brazil, Canada, Czech Republic, England, Germany, Italy, Mexico and Spain. Substantially all of MascoTech's manufacturing facilities are owned by MascoTech and are not subject to significant encumbrances. The MascoTech executive offices are located in Taylor, Michigan, and are provided by the Company to MascoTech under a corporate services agreement. MascoTech's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production requirements.

     Further information about the Company's equity investments is set forth in the Note to the Company's Consolidated Financial Statements captioned "Equity Investments in Affiliates" included in Item 8 of this Report.

ITEM 2. PROPERTIES.

     In general, each of the Company's business units arranges for the manufacturing, distribution and other facilities that will meet its operating needs. The Company has approximately 70 manufacturing facilities and approximately 60 warehousing and distribution facilities throughout North America, including four in Canada and three in Mexico. The majority of the Company's manufacturing facilities range in size from approximately 10,000 square feet to over 1,000,000 square feet. The Company owns most of its manufacturing facilities and none of the Company-owned properties is subject to significant encumbrances. A substantial number of its warehousing and distribution facilities are leased.

     In North America, the Company also operates approximately 180 service facilities, a majority of which supply and install insulation and other building products. Separate facilities perform repair, remodeling and restoration to buildings damaged by fire, wind, water or storms. The majority of the service locations are leased.

     The International Segment operates approximately 50 manufacturing and 40 distribution facilities in 13 countries, most of which are located in England, Denmark and Germany. The manufacturing facilities are generally owned by the Company and the distribution facilities are primarily leased.

     The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. The Company owns an additional building near its corporate headquarters that is used by its corporate research and development department.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

                                                                                                OFFICER
                    NAME                                       POSITION                   AGE    SINCE
                    ----                                       --------                   ---   -------
Richard A. Manoogian.........................  Chairman of the Board and Chief            63     1962
                                               Executive Officer
Raymond F. Kennedy...........................  President and Chief Operating Officer      57     1989
Dr. Lillian Bauder...........................  Vice President -- Corporate Affairs        60     1996
David A. Doran...............................  Vice President -- Taxes                    58     1984
Daniel R. Foley..............................  Vice President -- Human Resources          58     1996
Eugene A. Gargaro, Jr. ......................  Vice President and Secretary               57     1993
John R. Leekley..............................  Senior Vice President and General          56     1979
                                               Counsel
Richard G. Mosteller.........................  Senior Vice President -- Finance           67     1962
Robert B. Rosowski...........................  Vice President -- Controller and           59     1973
                                               Treasurer

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Mr. Foley and Dr. Bauder. Mr. Foley was employed by MascoTech, Inc. as its Vice
President -- Human Resources from 1994 to 1996. From 1984 to 1996, Dr. Bauder served as President and Chief Executive Officer of Cranbrook Educational Community.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated:

                                           MARKET PRICE (1)
                                           -----------------          DIVIDENDS
QUARTER                                    HIGH         LOW          DECLARED (1)
-------                                    ----         ----         ------------
1999
  Fourth.................................   $31 3/4      $22 1/2         $.12
  Third..................................    33 11/16     28 3/16         .12
  Second.................................    32 3/8       25 1/4          .11
  First..................................    32 7/16      25 5/16         .11
                                                                         ----
     Total...............................                                $.46
                                                                         ====
1998
  Fourth.................................   $30 7/8      $20 3/4         $.11
  Third..................................    33           22 11/16        .22(2)
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

     (1) After giving effect to the Company's 100 percent stock distribution in July 1998.

     (2) The cash dividend ordinarily declared in the second quarter of the fiscal year was declared early in the third quarter of 1998.

     On March 15, 2000, there were 6,445 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated. Such information has been restated for 1999 poolings of interests, except for dividends.

                                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                      1999           1998              1997              1996              1995
                                   ----------   ---------------   ---------------   ---------------   ---------------
Net sales........................  $6,307,000     $5,280,000        $4,508,000        $3,854,000        $3,435,000
Income from continuing
  operations.....................  $  569,600     $  565,100        $  444,100        $  355,100        $  237,500
Per share of common stock:(1)
  Income from continuing
     operations:
     Basic.......................       $1.31          $1.30             $1.05              $.85              $.57
     Diluted.....................       $1.28          $1.26             $1.02              $.83              $.56
  Dividends declared.............       $ .46          $ .43 1/2         $ .41              $.39              $.37
  Dividends paid.................       $ .45          $ .43             $ .40 1/2          $.38 1/2          $.36 1/2
At December 31:
  Total assets...................  $6,634,920     $5,618,850        $4,696,600        $4,030,340        $4,039,800
  Long-term debt.................  $2,431,270     $1,638,290        $1,553,950        $1,279,740        $1,628,700
  Shareholders' equity...........  $3,136,500     $2,774,040        $2,224,820        $2,064,040        $1,820,710

     (1) After giving effect to the 100 percent stock distribution in July 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes. The financial and business analysis for prior years has been restated to include the accounts and operations of transactions accounted for as poolings of interests ("pooled companies"). See Corporate Development section below.

     The following discussion and certain other sections of this Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors discussed in the "Overview" and "Outlook for the Company" sections below may affect the Company's ability to attain the projected performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, home centers, hardware stores, distributors, wholesalers and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products directly to builders and consumers and performs repair and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters.

     Factors that affect the Company's results of operations include the levels of home improvement and residential construction activity principally in the U.S. and Europe (including repair and remodeling and new construction), cost management, fluctuations in European currencies (primarily the euro and British pound), the increasing importance of home centers as distributors of home improvement and building products and the Company's ability to maintain its leadership positions in its markets in the face of increasing global competition. Historically, the Company has been able to largely offset cyclical declines in housing markets through new product introductions and acquisitions as well as market share gains.

CORPORATE DEVELOPMENT

     Mergers and acquisitions have historically contributed significantly to Masco's long-term growth, even though generally the initial impact on earnings is minimal after deducting transaction-related costs and expenses such as interest and added depreciation and amortization. The important earnings benefit to Masco arises from subsequent growth of such companies, since incremental sales are not impacted by these expenses.

Pooling-of-Interests Transactions:

     During the third quarter of 1999, the Company completed mergers with Behr Process Corporation, a manufacturer of premium architectural coatings; Mill's Pride, L.L.P., a manufacturer of ready-to-assemble and assembled kitchen and bath cabinetry, bath vanities, home office workstations and entertainment centers, storage products, bookcases and kitchen utility products; and a smaller company. The Company issued approximately 104 million shares of common stock in exchange for all of the outstanding shares of these companies. The transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements and related shares and per share data for all prior periods presented have been restated to include the accounts and operations of the pooled companies. The Company's net sales and net income prior to these poolings for the first six months of 1999 (unaudited) were $2,416 million and $262.9 million, respectively, and for the years 1998 and 1997 were $4,345 million and $476.0 million and $3,760 million and $382.4 million, respectively.

Purchase Acquisitions:

     During the third quarter of 1999, the Company acquired Arrow Fastener Company, a manufacturer of manual and electric staple gun tackers and staples and other fastening tools; H&H Tube, a manufacturer of brass, copper, steel and aluminum tubes; and Superia Radiatoren N.V., a Belgian-based manufacturer of standard plate radiators. The Company also acquired INRECON, L.L.C., a company specializing in repair and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters.

     During the second quarter of 1999, the Company acquired Avocet Hardware PLC, a U.K. supplier of locks and other builders' hardware; The Cary Group, an insulation services company; and The GMU Group, a manufacturer and distributor of kitchen cabinets and cabinet components, headquartered in Spain. In the first quarter of 1999, the Company acquired A&J Gummers, a U.K. manufacturer of shower valve products, and The Faucet Queens, Inc., a supplier of plumbing accessories and hardware products.

     The aggregate net purchase price for these 1999 purchase acquisitions was approximately $850 million, including 1.6 million shares of Company common stock valued at $48 million. The excess of the aggregate acquisition costs for these purchase acquisitions over the calculated fair value of net assets acquired totaled approximately $680 million and has been recorded as acquired goodwill.

     Purchase agreements for certain of the 1999 purchase acquisitions include provisions for additional consideration to be paid if the acquired business achieves specific operating results in future periods, ranging from one to five years. Such additional consideration, when earned, is recorded as additional purchase price.

     The results of operations for these 1999 purchase acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1998, pro forma unaudited consolidated net sales and net income would have approximated $6,537 million and $579 mil-
lion for 1999 and $5,889 million and $590 million for 1998, respectively, and pro forma unaudited consolidated diluted earnings per share would have increased approximately $.02 for 1999 and $.05 for 1998.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were $1,050 million, with approximately $708 million of the purchase price in cash. The balance consisted of $285 million of 12% pay-in-kind junior debt securities, and equity securities totaling $57 million, consisting of 13% cumulative preferred stock, with a stated value of $55 million, 15 percent of the common stock of Furnishings International and convertible preferred stock.

     The junior debt securities mature in 2008 and are stated at face value; the Company is recording the 12% pay-in-kind interest income from these securities. The Company records dividend income from the 13% cumulative preferred stock when such dividends are declared. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale.

PROFIT MARGINS

     The percentage of operating profit on the Company's faucet sales is somewhat higher than that on most other products offered by the Company. The Company believes that the quality, styling, reliability of and available finishes for its faucets, manufacturing efficiencies and capabilities, its marketing and merchandising activities, and the development of a broad line of products have accounted for the continued strength of its faucet sales.

     Net income as a percentage of sales was 9.0 percent in 1999 as compared with 10.7 percent and 9.9 percent in 1998 and 1997, respectively. After-tax return on shareholders' equity as measured by net income was 20.5 percent in 1999 as compared with 25.4 percent in 1998. Net income as a percentage of sales and after-tax profit return on shareholders' equity for 1999 were negatively affected by unusual third quarter after-tax expense, principally related to transactions accounted for as poolings of interests.

FINANCIAL CONDITION

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings, and by the issuance of common stock for certain acquisitions.

     Bank credit lines are maintained to ensure availability of short-term funds. At December 31, 1999, the Company had fully utilized its $750 million bank revolving-credit facility, principally to finance recent purchase acquisitions. Outstanding balances under this facility are due and payable in November 2001. During 1999, the Company entered into a $400 million 364-day credit facility. There was no outstanding balance due under this credit facility at December 31, 1999. Subsequent to December 31, 1999, the Company amended and restated this credit facility, increasing the amount of such facility to $1 billion and extending the maturity to March 2001. Certain debt agreements contain limitations on additional borrowings and a requirement for maintaining a certain level of net worth. At December 31, 1999, the Company was in compliance with these borrowing limitations, and the Company's net worth exceeded that requirement by approximately $806 million.

     During 1999, the Company increased its quarterly dividend nine percent to $.12 per share. This marks the 41st consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization increased to 44 percent at December 31, 1999 from approximately 41 percent at December 31, 1998 due principally to borrowings for purchase acquisitions. The relatively high cash flow of acquired companies should help the Company to reduce its total debt to total capitalization ratio. The Company's working capital ratio was 2.5 to 1 at December 31, 1999 compared with
2.1 to 1 at December 31, 1998; excluding $200 million of 6.625% notes, which matured September 15, 1999, the Company's working capital ratio was 2.4 to 1 at December 31, 1998.

CASH FLOWS

     Significant sources and uses of cash in the past three years are summarized as follows, in thousands:

     CASH SOURCES (USES)

                                                 1999        1998        1997
                                               ---------   ---------   ---------
Net cash from operating activities...........  $ 490,610   $ 537,670   $ 470,220
Acquisition of companies, net of cash
  acquired...................................   (794,950)   (322,880)   (186,920)
Cash proceeds from sale of subsidiary and
  TriMas investment..........................     --         137,640      --
Capital expenditures.........................   (350,850)   (243,380)   (215,190)
Increases in debt, net.......................    578,990     315,740     262,270
Purchase of Company common stock for:
  Treasury...................................    (99,600)    (43,330)     --
  Long-term stock incentive award plan.......     (6,840)    (46,800)    (29,110)
Cash dividends paid..........................   (164,990)   (145,290)   (131,680)
Capital contributions from shareholders of
  pooled companies...........................     11,490       1,520     245,450
Distributions to shareholders of pooled
  companies..................................     --         (45,950)   (536,060)
Other, net...................................     13,770     (42,440)     60,100
                                               ---------   ---------   ---------
          Cash increase (decrease)...........  $(322,370)  $ 102,500   $ (60,920)
                                               =========   =========   =========

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES

     Cash from operating activities was $490.6 million in 1999 as compared with $537.7 million in 1998 and $470.2 million in 1997. During 1999, the Company's accounts receivable and inventories increased in total by $202.4 million and $122.9 million, respectively, primarily as a result of acquisitions, higher actual sales volume and higher anticipated sales volume. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefiting from larger, more cost-effective purchasing.

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES

     Cash used for investing activities was $1,132.0 million in 1999, $471.1 million in 1998 and $342.0 million in 1997.

     Cash used for investing activities in 1999 included $795.0 million for 1999 purchase acquisitions. Such purchase acquisitions are set forth in the Note to the Company's Consolidated Financial Statements captioned "Purchase Acquisitions." Investing activities for 1998 and 1997 included cash for purchase acquisitions of $322.9 million and $186.9 million, respectively.

     Capital expenditures totaled $350.9 million in 1999 as compared with $243.4 million in 1998 and $215.2 million in 1997. These amounts primarily pertain to expenditures for additional facilities related to increased demand for existing products as well as for new products. The Company also continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and to improve customer service. The Company expects capital expenditures for 2000, excluding those of any 2000 acquisitions, to exceed $350 million. Depreciation and amortization expense for 1999 totaled $181.8 million, compared with $156.7 million for 1998 and $131.5 million for 1997; for 2000, depreciation and amortization expense, excluding any 2000 acquisitions, is expected to approximate $230 million.

     Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a materially adverse effect on the Company's capital expenditures, financial position or results of operations.

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

     Financing activities for 1999 provided cash of $319.1 million. Cash from financing activities for 1999 included $300 million from the issuance of 7.75% debentures, $479.0 million from a net increase in other debt (primarily bank debt to finance purchase acquisitions) and $11.5 million of capital contributions from shareholders of pooled companies. After giving effect to the issuance of debt securities in 1999, the Company has on file with the Securities and Exchange Commission ("SEC") an unallocated shelf registration pursuant to which the Company is able to issue up to a combined total of $109 million of debt and equity securities. The Company intends to file a shelf registration statement with the SEC during 2000 to authorize the issuance of additional debt and equity securities. Cash used for financing activities for 1999 included $200 million for the retirement of 6.625% notes, which matured September 15, 1999, $165 million for cash dividends paid, $99.6 million for the acquisition of approximately 3.7 million shares of Company common stock in open-market transactions and $6.8 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan. Acquisitions of Company common stock occurred during the first six months of 1999. As a result of pooling-of-interests requirements, the Company in mid-1999 canceled its share buy-back program.

     Financing activities for 1998 provided cash of $35.9 million. Cash from financing activities for 1998 included $250 million from the issuance of 6.625% debentures, $100 million from the issuance of 5.75% notes and a net increase in other debt of $74.3 million. Cash used for financing activities for 1998 included $108.6 million for the early retirement of certain of the Company's 9% notes and the payment of a premium associated with this early retirement, $145.3 million for cash dividends paid, $43.3 million for the acquisition of approximately 1.9 million shares of Company common stock in open-market transactions, $46.8 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan and $44.4 million of net distributions to shareholders of pooled companies.

     Cash used for financing activities for 1997 totaled $189.1 million. Cash from financing activities for 1997 included a net increase in debt of $262.3 million. Cash used for financing activities included $29.1 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan, $131.7 million for cash dividends paid and $536.1 million for distributions to shareholders of pooled companies. During 1997, one of the pooled companies completed a recapitalization. Such recapitalization resulted in the distribution of $512 million to existing shareholders and contributions from new shareholders totaling $234.1 million. Other distributions to and contributions from shareholders of pooled companies in 1997 totaled $24.1 million and $11.4 million, respectively.

     Capital contributions from and distributions to shareholders of pooled companies as described above occurred prior to August 31, 1999, the date of the pooling mergers.

     The Company believes that its present cash balance and cash flows from operations are sufficient to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings, from future financial market activities and from proceeds from asset sales.

CONSOLIDATED RESULTS OF OPERATIONS

     Sales and Operations

     Net sales for 1999 were $6,307 million, representing an increase of 19 percent over 1998. Excluding results from purchase acquisitions and divestitures, net sales for 1999 increased 12 percent over 1998. Net sales for 1998 increased 17 percent to $5,280 million from $4,508 million in 1997; after adjusting for purchase acquisitions and divestitures, net sales increased 13 percent in 1998 over 1997.

     Cost of sales as a percentage of sales for both 1999 and 1998 was 63.4 percent as compared with 62.7 percent for 1997. Cost of sales as a percentage of sales for 1997 was lower principally due to the influence of product sales mix. Excluding amortization of acquired goodwill ($45.4 million, $29.0 million and $18.7 million in 1999, 1998 and 1997, respectively), selling, general and administrative expenses as a percent of sales were 21.5 percent in 1999 as compared with 19.6 percent in 1998 and 21.2 percent in 1997. Selling, general and administrative expense in 1999 includes the influence of unusual expense principally related to transactions accounted for as poolings of interests. Excluding such unusual expense, selling, general and administrative expenses as a percent of sales declined slightly in 1999 as compared with 1998. The reduction in selling, general and administrative expense from the 1997 percentage reflects the continuation of cost containment initiatives and the leveraging of fixed costs over a higher sales base.

     Operating profit margin, before general corporate expense, was 15.9 percent in 1999 as compared with 18.0 percent in 1998 and 17.5 percent in 1997 (general corporate expense includes those expenses not specifically attributable to the Company's business segments). The decrease in 1999 from 1998 included the negative effect of unusual expense principally related to transactions accounted for as poolings of interests.

     Operating profit margin, after general corporate expense, was 14.5 percent in 1999, 16.4 percent in 1998 and 15.7 percent in 1997. General corporate expense was $92 million in 1999, as compared with $86 million in 1998 and $82 million in 1997. General corporate expense as a percent of sales decreased to
1.5 percent in 1999 from 1.6 percent in 1998 and 1.8 percent in 1997.

     Other Income (Expense), Net

     Included in other income (expense), net are equity earnings from MascoTech of $15.4 million for both 1999 and 1998 and $14.6 million for 1997.

     Included in other, net under other income (expense), net is interest income for 1999, 1998 and 1997 of $46.6 million, $41.5 million and $36.8 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses. Also included in other, net in 1997 is interest income of $7.5 million from a $151 million note receivable from MascoTech, which was paid on September 30, 1997.

     Included in other, net under other income (expense), net for 1999 were approximately $30 million of income and gains, net, regarding certain non-operating assets and $7.6 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock. Also included in other, net for 1999 were approximately $4 million of expenses related to the early retirement of debt.

     Included in other, net under other income (expense), net in 1998 were pre-tax gains aggregating approximately $59 million from sales of the Company's Thermador subsidiary ($30 million) and the Company's investment in TriMas Corporation ($29 million). Also included in other, net for 1998 were $7 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

     Included in other, net under other income (expense), net in 1997 were $10.8 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock, net gains aggregating approximately $28 million related to the sales of certain non-operating assets and charges aggregating approximately $30 million principally for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

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

     Net Income and Earnings Per Share

     Net income for 1999 was $569.6 million as compared with $565.1 million for 1998 and $444.1 million for 1997. Diluted earnings per share for 1999 were $1.28 compared with $1.26 for 1998 and $1.02 for 1997. Net income and earnings per share for 1999 were negatively affected by unusual expense, principally related to transactions accounted for as poolings of interests. The Company's effective tax rate decreased to 37.0 percent in 1999 from 37.6 percent in 1998 and 39.5 percent in 1997, due principally to the increased utilization of foreign tax credits. The Company estimates that its effective tax rate should approximate
37.0 percent for 2000.

BUSINESS SEGMENT RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment, in millions. As a result of significant mergers and acquisitions during 1999, the Company redefined its business segments; accordingly, segment information for prior years has been restated.

                                                                                     PERCENT
                                                                                    INCREASE
                                                                                   -----------
                                                                                   1999   1998
                                                                                   VS.    VS.
BUSINESS SEGMENT                                         1999     1998     1997    1998   1997
----------------                                        ------   ------   ------   ----   ----
NET SALES:
     North America....................................  $5,238   $4,441   $3,820   18%    16%
     International, principally Europe................   1,069      839      688   27%    22%
                                                        ------   ------   ------
          Total.......................................  $6,307   $5,280   $4,508   19%    17%
                                                        ======   ======   ======
OPERATING PROFIT:*
     North America....................................  $  867   $  829   $  689    5%    20%
     International, principally Europe................     136      123       99   11%    24%
                                                        ------   ------   ------
          Total.......................................  $1,003   $  952   $  788    5%    21%
                                                        ======   ======   ======
OPERATING PROFIT MARGIN:*
     North America....................................   16.6%    18.7%    18.0%
     International, principally Europe................   12.7%    14.7%    14.4%

     * Before general corporate expense, but including goodwill amortization.

NET SALES BY PRODUCT GROUP

     The following table sets forth the Company's world-wide net sales by product group, in millions.

                                                                                     PERCENT
                                                                                    INCREASE
                                                                                   -----------
                                                              NET SALES            1999   1998
                                                       ------------------------    VS.    VS.
PRODUCT GROUP                                           1999     1998     1997     1998   1997
-------------                                          ------   ------   ------    ----   ----
Faucets..............................................  $  937   $  884   $  815     6%     8%
Kitchen and Bath Cabinets............................   1,971    1,698    1,371    16%    24%
Other Kitchen and Bath Products......................   1,125    1,076    1,042     5%     3%
Architectural Coatings...............................     539      437      353    23%    24%
Builders' Hardware...................................     415      302      261    37%    16%
Other Specialty Products and Services................   1,320      883      666    49%    33%
                                                       ------   ------   ------    ---    ---
          Total......................................  $6,307   $5,280   $4,508    19%    17%
                                                       ======   ======   ======    ===    ===

     NORTH AMERICA

     Excluding purchase acquisitions and divestitures, North American net sales for 1999 increased 14 percent over 1998 due largely to higher unit sales volume of cabinets, architectural coatings and other kitchen and bath products, higher installation sales of fiberglass insulation, and to a lesser extent, new product introductions and selling price increases. Operating profit margin for 1999 was negatively affected by unusual expense principally related to transactions accounted for as poolings of interests, which more than offset the favorable influence of purchase acquisitions. Excluding unusual 1999 expense, operating profit margin modestly exceeded the 1998 level.

     Excluding purchase acquisitions and divestitures, North American net sales for 1998 increased 14 percent over 1997 due largely to higher unit sales volume of cabinets, architectural coatings and faucets, higher installation sales of fiberglass insulation and to a lesser extent, new product introductions and selling price increases. Operating profit margin for 1998 compared with 1997 was favorably influenced by higher unit sales volume, offset in part by the influence of product sales mix and stronger than anticipated demand for lower margin cabinets.

     Results of the Company's North American business segment for 1999, 1998 and 1997 benefited from demographic and economic conditions principally in the United States, including favorable population trends, modest economic growth and relatively low unemployment and interest rates. These conditions have favorably influenced the housing market in the United States, including housing starts, existing home sales and repair and remodeling activities.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Excluding purchase acquisitions, net sales of this segment increased 1 percent in 1999 compared with 1998 and were flat for 1998 compared with 1997. Operating profit margin for 1999 and 1998 was favorably influenced by recent acquisitions. Operating results of existing European operations in this segment have been adversely influenced in recent years, in part due to softness in the Company's European markets, competitive pricing pressures on certain products and the effect of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 1999 compared with 1998 as well as 1998 compared with 1997, lowering European net sales in 1999 and 1998 by approximately 3 percent and 2 percent, respectively.

     Operating results of the Company's business segments for 1999, 1998 and 1997 benefited from the leveraging of fixed selling, general and administrative expenses over higher sales.

OUTLOOK FOR THE COMPANY

     Assuming that the U.S. economy maintains its present rate of moderate growth and interest rates remain relatively stable, the Company expects increases in both sales and earnings for 2000. The Company believes that its results should be favorably affected in the future with its efforts to: continue to invest in new manufacturing technologies and productivity improvement initiatives in order to contain costs and increase efficiency; maintain a lower level of selling, general and administrative expenses as a percent of sales; introduce new products and marketing initiatives to attempt to increase market share; and actively pursue acquisition candidates that complement or support the Company's core competencies.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective adoption date of SFAS No. 133 to January 1, 2001. SFAS No. 133 should not have a material effect on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at December 31, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. At December 31, 1999, the Company performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially affect the Company's financial position, results of operations or cash flows.

YEAR 2000

     The Company did not experience any significant disruptions to its operating systems as a result of the date change to year 2000 ("Y2K").

     The Company has in place a team that has been and is continuing to address any remaining Y2K issues that encompass operating and administrative areas of the Company. Also, the Company continues to monitor the status of its remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and the use of computer applications in the Company's manufacturing processes.

     The approximate cost of the Y2K program, including planned upgrades, is less than $20 million. This cost, most of which has been incurred and expensed at December 31, 1999, is not material to the Company's results of operations or financial position.

EURO CONVERSION

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not intended to be later than July 1, 2002). During this transition period, parties may settle non-cash transactions using either the euro or a participating country's legacy currency. Cash transactions will continue to be settled in the legacy currencies of participating countries until January 1, 2002, when euro-denominated currency will be issued. The Company is currently completing changes to existing systems to facilitate a smooth transition to the new currency and believes that conversion to the euro will not have a material effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Masco Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 16, 2000

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                   1999             1998
                                                              --------------   --------------
Current Assets:
  Cash and cash investments.................................  $  230,780,000   $  553,150,000
  Receivables...............................................   1,002,630,000      800,280,000
  Inventories...............................................     769,870,000      646,930,000
  Prepaid expenses and other................................     106,500,000       81,640,000
                                                              --------------   --------------
          Total current assets..............................   2,109,780,000    2,082,000,000
Equity investment in MascoTech, Inc. .......................      69,930,000       59,830,000
Equity investments in other affiliates......................     133,550,000      165,020,000
Securities of Furnishings International Inc. ...............     481,270,000      434,640,000
Property and equipment......................................   1,624,360,000    1,357,830,000
Acquired goodwill, net......................................   1,742,930,000    1,055,790,000
Other assets................................................     473,100,000      463,740,000
                                                              --------------   --------------
          Total Assets......................................  $6,634,920,000   $5,618,850,000
                                                              ==============   ==============
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................  $   62,300,000   $  309,320,000
  Accounts payable..........................................     243,810,000      196,930,000
  Accrued liabilities.......................................     540,320,000      470,090,000
                                                              --------------   --------------
          Total current liabilities.........................     846,430,000      976,340,000
Long-term debt..............................................   2,431,270,000    1,638,290,000
Deferred income taxes and other.............................     220,720,000      230,180,000
                                                              --------------   --------------
          Total Liabilities.................................   3,498,420,000    2,844,810,000
                                                              --------------   --------------
Shareholders' Equity:
  Common shares authorized: 900,000,000; issued:
     1999-443,510,000; 1998-443,280,000.....................     443,510,000      443,280,000
  Preferred shares authorized: 1,000,000....................        --               --
  Paid-in capital...........................................     601,990,000      584,530,000
  Retained earnings.........................................   2,151,520,000    1,762,800,000
  Other comprehensive income (loss).........................     (60,520,000)     (16,570,000)
                                                              --------------   --------------
          Total Shareholders' Equity........................   3,136,500,000    2,774,040,000
                                                              --------------   --------------
          Total Liabilities and Shareholders' Equity........  $6,634,920,000   $5,618,850,000
                                                              ==============   ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     1999             1998             1997
                                                --------------   --------------   --------------
Net sales.....................................  $6,307,000,000   $5,280,000,000   $4,508,000,000
Cost of sales.................................   3,995,530,000    3,347,900,000    2,825,610,000
                                                --------------   --------------   --------------
          Gross profit........................   2,311,470,000    1,932,100,000    1,682,390,000
Selling, general and administrative
  expenses....................................   1,354,640,000    1,036,700,000      957,770,000
Amortization of acquired goodwill.............      45,430,000       29,000,000       18,720,000
                                                --------------   --------------   --------------
          Operating profit....................     911,400,000      866,400,000      705,900,000
                                                --------------   --------------   --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings..........................      15,430,000       15,360,000       14,580,000
     Gain from change in investment...........        --               --             29,500,000
  Equity earnings, other affiliates...........       8,500,000       13,840,000        9,560,000
  Other, net..................................      89,190,000      124,300,000       68,540,000
  Interest expense............................    (120,420,000)    (114,400,000)     (94,280,000)
                                                --------------   --------------   --------------
                                                    (7,300,000)      39,100,000       27,900,000
                                                --------------   --------------   --------------
          Income before income taxes..........     904,100,000      905,500,000      733,800,000
Income taxes..................................     334,500,000      340,400,000      289,700,000
                                                --------------   --------------   --------------
          Net income..........................  $  569,600,000   $  565,100,000   $  444,100,000
                                                ==============   ==============   ==============
Earnings per share:
          Basic...............................           $1.31            $1.30            $1.05
                                                ==============   ==============   ==============
          Diluted.............................           $1.28            $1.26            $1.02
                                                ==============   ==============   ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999             1998            1997
                                                     ---------------   -------------   -------------
Cash Flows From (For):
  Operating Activities:
    Net income.....................................  $   569,600,000   $ 565,100,000   $ 444,100,000
    Depreciation and amortization..................      181,820,000     156,670,000     131,510,000
    Unremitted equity earnings of affiliates.......      (18,720,000)    (24,070,000)    (19,470,000)
    Interest accrual on pay-in-kind notes
       receivable..................................      (46,630,000)    (41,500,000)    (36,800,000)
    Deferred income taxes..........................        5,240,000      61,660,000      34,640,000
    Gain from:
       Sale of subsidiary and TriMas investment....        --            (59,300,000)       --
       Change in MascoTech investment..............        --               --           (29,500,000)
    Increase in receivables........................     (116,830,000)    (98,930,000)    (74,940,000)
    Increase in inventories........................      (68,280,000)    (55,870,000)    (52,660,000)
    Increase in accounts payable and accrued
       liabilities, net............................       14,300,000      20,340,000      75,360,000
    Other, net.....................................      (29,890,000)     13,570,000      (2,020,000)
                                                     ---------------   -------------   -------------
         Net cash from operating activities........      490,610,000     537,670,000     470,220,000
                                                     ---------------   -------------   -------------
  Investing Activities:
    Acquisition of companies, net of cash
       acquired....................................     (794,950,000)   (322,880,000)   (186,920,000)
    Capital expenditures...........................     (350,850,000)   (243,380,000)   (215,190,000)
    Cash proceeds from sale of subsidiary and
       TriMas investment...........................        --            137,640,000        --
    Other, net.....................................       13,770,000     (42,440,000)     60,100,000
                                                     ---------------   -------------   -------------
         Net cash (for) investing activities.......   (1,132,030,000)   (471,060,000)   (342,010,000)
                                                     ---------------   -------------   -------------
  Financing Activities:
    Issuance of 7.75% debentures...................      300,000,000        --              --
    Issuance of 6.625% debentures..................        --            250,000,000        --
    Issuance of 5.75% notes........................        --            100,000,000        --
    Increase in other debt.........................      915,830,000     436,430,000     325,100,000
    Retirement of 9% notes.........................        --           (108,620,000)       --
    Retirement of 6.625% notes.....................     (200,000,000)       --              --
    Payment of other debt..........................     (436,840,000)   (362,070,000)    (62,830,000)
    Purchase of Company common stock for:
       Treasury....................................      (99,600,000)    (43,330,000)       --
       Long-term stock incentive award plan........       (6,840,000)    (46,800,000)    (29,110,000)
    Cash dividends paid............................     (164,990,000)   (145,290,000)   (131,680,000)
    Capital contributions from shareholders of
       pooled companies............................       11,490,000       1,520,000     245,450,000
    Distributions to shareholders of pooled
       companies...................................        --            (45,950,000)   (536,060,000)
                                                     ---------------   -------------   -------------
         Net cash from (for) financing
            activities.............................      319,050,000      35,890,000    (189,130,000)
                                                     ---------------   -------------   -------------
Cash and Cash Investments:
    Increase (decrease) for the year...............     (322,370,000)    102,500,000     (60,920,000)
    At January 1...................................      553,150,000     450,650,000     511,570,000
                                                     ---------------   -------------   -------------
    At December 31.................................  $   230,780,000   $ 553,150,000   $ 450,650,000
                                                     ===============   =============   =============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     COMMON                                              OTHER
                                                     SHARES                            RETAINED      COMPREHENSIVE
                                    TOTAL        ($1 PAR VALUE)   PAID-IN CAPITAL      EARNINGS      INCOME (LOSS)
                                --------------   --------------   ---------------   --------------   -------------
Balance, January 1, 1997......  $2,064,040,000    $212,840,000     $ 230,020,000    $1,618,660,000   $  2,520,000
  Net income..................     444,100,000                                         444,100,000
  Cumulative translation
    adjustments...............     (28,000,000)                                                       (28,000,000)
                                --------------
Total comprehensive income....     416,100,000
Shares issued.................     169,250,000       4,700,000       164,550,000
Cash dividends declared.......    (134,440,000)                                       (134,440,000)
Re: Shareholders of pooled
  companies:
  Capital contributions
    from......................     245,450,000                       245,450,000
  Distribution to.............    (536,060,000)                                       (536,060,000)
  Compensatory stock
    options...................         480,000                           480,000
                                --------------    ------------     -------------    --------------   ------------
Balance, December 31, 1997....   2,224,820,000     217,540,000       640,500,000     1,392,260,000    (25,480,000)
  Net income..................     565,100,000                                         565,100,000
  Cumulative translation
    adjustments...............       8,910,000                                                          8,910,000
                                --------------
Total comprehensive income....     574,010,000
Shares issued.................     206,590,000       5,670,000       200,920,000
100 percent stock
  distribution................        --           221,960,000      (221,960,000)
Shares repurchased............     (43,330,000)     (1,890,000)      (41,440,000)
Cash dividends declared.......    (148,610,000)                                       (148,610,000)
Re: Shareholders of pooled
  companies:
  Capital contributions
    from......................       1,520,000                         1,520,000
  Distribution to.............     (45,950,000)                                        (45,950,000)
  Compensatory stock
    options...................       4,990,000                         4,990,000
                                --------------    ------------     -------------    --------------   ------------
Balance, December 31, 1998....   2,774,040,000     443,280,000       584,530,000     1,762,800,000    (16,570,000)
  Net income..................     569,600,000                                         569,600,000
  Cumulative translation
    adjustments...............     (43,950,000)                                                       (43,950,000)
                                --------------
Total comprehensive income....     525,650,000
Shares issued.................      85,550,000       3,960,000        81,590,000
Shares repurchased............     (99,600,000)     (3,730,000)      (95,870,000)
Cash dividends declared.......    (180,880,000)                                       (180,880,000)
Re: Shareholders of pooled
  companies:
  Capital contributions
    from......................      11,490,000                        11,490,000
  Compensatory stock
    options...................      20,250,000                        20,250,000
                                --------------    ------------     -------------    --------------   ------------
Balance, December 31, 1999....  $3,136,500,000    $443,510,000     $ 601,990,000    $2,151,520,000   $(60,520,000)
                                ==============    ============     =============    ==============   ============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The consolidated financial statements for prior years and related notes have been restated to include the accounts and operations of transactions accounted for as poolings of interests.

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

     Cash and Cash Investments. The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risks exist. At December 31, 1999 and 1998, accounts and notes receivable are presented net of allowances for doubtful accounts of $26.1 million and $22.2 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of income. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $114.6 million, $107.5 million and $95.8 million in 1999, 1998 and 1997, respectively.

     Acquired goodwill is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 1999 and 1998 such accumulated amortization totaled $153.9 million and $108.5 million, respectively. At each balance sheet date, management evaluates the recoverability of acquired goodwill by comparing the carrying value of the asset to the associated current and projected annual sales, operating profit and undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no permanent impairment related to acquired goodwill at December 31, 1999 and 1998. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. Amortization of intangible assets totaled $67.2 million, $49.2 million and $35.7 million in 1999, 1998 and 1997, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets, current liabilities and long-term variable rate debt approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 1999 was approximately $772 million and $2,370 million, as compared with the Company's aggregate carrying value of $706 million and $2,431 million, respectively, and at December 31,

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)
1998 the aggregate market value was approximately $650 million and $1,663 million, as compared with the Company's aggregate carrying value of $639 million and $1,638 million, respectively.

POOLING-OF-INTERESTS TRANSACTIONS

     During the third quarter of 1999, the Company completed mergers with Behr Process Corporation, a manufacturer of premium architectural coatings; Mill's Pride, L.L.P., a manufacturer of ready-to-assemble and assembled kitchen and bath cabinetry, bath vanities, home office workstations and entertainment centers, storage products, bookcases and kitchen utility products; and a smaller company. The Company issued approximately 104 million shares of common stock in exchange for all of the outstanding shares of these companies. The transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements and related shares and per share data for all prior periods presented have been restated to include the accounts and operations of the pooled companies. The Company's net sales and net income prior to these poolings for the first six months of 1999 (unaudited) were $2,416 million and $262.9 million, respectively, and for the years 1998 and 1997 were $4,345 million and $476 million and $3,760 million and $382.4 million, respectively.

PURCHASE ACQUISITIONS

     During the third quarter of 1999, the Company acquired Arrow Fastener Company, a manufacturer of manual and electric staple gun tackers and staples and other fastening tools; H&H Tube, a manufacturer of brass, copper, steel and aluminum tubes; and Superia Radiatoren N.V., a Belgian-based manufacturer of standard plate radiators. The Company also acquired INRECON, L.L.C., a company specializing in repair and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters.

     During the second quarter of 1999, the Company acquired Avocet Hardware PLC, a U.K. supplier of locks and other builders' hardware; The Cary Group, an insulation services company; and The GMU Group, a manufacturer and distributor of kitchen cabinets and cabinet components, headquartered in Spain. In the first quarter of 1999, the Company acquired A&J Gummers, a U.K. manufacturer of shower valve products, and The Faucet Queens, Inc., a supplier of plumbing accessories and hardware products.

     The aggregate net purchase price of these 1999 purchase acquisitions was approximately $850 million, including 1.6 million shares of Company common stock valued at $48 million. The excess of the aggregate acquisition cost for these purchase acquisitions over the calculated fair value of net assets acquired totaled approximately $680 million and has been recorded as acquired goodwill.

     Purchase agreements for certain of the 1999 purchase acquisitions include provisions for additional consideration to be paid if the acquired business achieves specific operating results in future periods, ranging from one to five years. Such additional consideration, when earned, is recorded as additional purchase price.

     The results of operations for these 1999 purchase acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1998, pro forma unaudited consolidated net sales and net income would have approximated $6,537 million and $579 million for 1999 and $5,889 million and $590 million for 1998, respectively, and pro forma unaudited consolidated diluted earnings per share would have increased approximately $.02 for 1999 and $.05 for 1998.

                               MASCO CORPORATION

INVENTORIES

                                                                (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Raw material................................................  $307,060   $262,410
Finished goods..............................................   290,440    236,610
Work in process.............................................   172,370    147,910
                                                              --------   --------
                                                              $769,870   $646,930
                                                              ========   ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity interests:

                                                               AT DECEMBER 31
                                                             -------------------
                                                             1999    1998   1997
                                                             -----   ----   ----
MascoTech, Inc. ...........................................  17.5%   17%    17%
Emco Limited...............................................  42  %   42%    42%
Hans Grohe, a German company...............................  27  %   27%    27%
TriMas Corporation.........................................   --     --      4%

     Excluding Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's equity investments in affiliates at December 31, 1999 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $125 million, as compared with the Company's related aggregate carrying value of $165 million. The Company's carrying value in common stock of these equity affiliates exceeded its equity in the underlying net book value by approximately $49 million at December 31, 1999. This excess is being amortized over a period not to exceed 40 years.

     Pursuant to a corporate services agreement, the Company provides MascoTech, Inc. with certain corporate staff and administrative services. The fees charged to MascoTech approximated $6 million in 1999, $8 million in 1998 and $10 million in 1997, and are included as a reduction of general corporate expense. MascoTech holds an option expiring in 2002 to require the Company to purchase up to $200 million aggregate amount of subordinated debt securities of MascoTech.

     During January 1998, MascoTech announced the completion of its acquisition of TriMas Corporation. The Company recorded a gain in the first quarter of 1998 as a result of selling its common stock investment in TriMas to MascoTech in the public tender offer.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONCLUDED)
     Approximate combined condensed financial data of the affiliates listed on the previous page at December 31, 1999 and 1998 and for the three years then ended, are summarized in U.S. dollars as follows, in thousands:

                                                            1999          1998          1997
                                                         -----------   -----------   ----------
Net sales..............................................  $ 2,847,000   $ 2,732,600   $2,745,600
                                                         ===========   ===========   ==========
Gross Profit...........................................  $   727,800   $   704,700   $  689,300
                                                         ===========   ===========   ==========
Income from continuing operations before income
  taxes................................................  $   191,400   $   203,800   $  287,400
                                                         ===========   ===========   ==========
Net income attributable to common shareholders.........  $   124,000   $   142,900   $  172,700
                                                         ===========   ===========   ==========
The Company's net equity in above net income...........  $    23,900   $    29,200   $   24,100
                                                         ===========   ===========   ==========
Cash dividends received by the Company from
  affiliates...........................................  $     5,200   $     5,100   $    4,600
                                                         ===========   ===========   ==========
At December 31:
  Current assets.......................................  $   859,300   $   832,300
  Current liabilities..................................     (400,200)     (412,700)
                                                         -----------   -----------
     Working capital...................................      459,100       419,600
  Property and equipment...............................      886,500       839,100
  Other assets.........................................      942,000       968,400
  Long-term liabilities................................   (1,809,300)   (1,741,500)
                                                         -----------   -----------
     Shareholders' equity..............................  $   478,300   $   485,600
                                                         ===========   ===========

     Equity in undistributed earnings of affiliates of $70 million at December 31, 1999, $57 million at December 31, 1998 and $43 million at December 31, 1997 are included in consolidated retained earnings.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were $1,050 million, including $708 million in cash, $285 million of junior debt securities and equity securities aggregating $57 million. Securities of Furnishings International Inc. are summarized as follows:

                                                                                      (IN THOUSANDS)
                                                                                   AT DECEMBER 31
                                                                                 -------------------
                                                                                   1999       1998
                                                                                 --------   --------
        Junior debt securities (12% pay-in-kind).............                    $423,900   $377,270
        Preferred stock (13% cumulative).....................
        Common stock (15% ownership).........................    )                 57,370     57,370
        Convertible preferred stock..........................
                                                                                 --------   --------
                                                                                 $481,270   $434,640
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

                               MASCO CORPORATION

PROPERTY AND EQUIPMENT

                                                               (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                              1999         1998
                                                           ----------   ----------
Land and improvements....................................  $  101,000   $   87,050
Buildings................................................     643,190      563,910
Machinery and equipment..................................   1,694,910    1,440,530
                                                           ----------   ----------
                                                            2,439,100    2,091,490
Less, accumulated depreciation...........................     814,740      733,660
                                                           ----------   ----------
                                                           $1,624,360   $1,357,830
                                                           ==========   ==========

ACCRUED LIABILITIES

                                                               (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                              1999         1998
                                                           ----------   ----------
Salaries, wages and related benefits.....................  $  162,900   $  116,130
Advertising and sales promotion..........................     110,450       87,830
Insurance................................................      49,860       55,360
Income taxes.............................................      33,130       49,460
Dividends payable........................................      53,220       37,330
Interest.................................................      39,570       34,280
Property, payroll and other taxes........................      24,260       27,900
Other....................................................      66,930       61,800
                                                           ----------   ----------
                                                           $  540,320   $  470,090
                                                           ==========   ==========

LONG-TERM DEBT

                                                               (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                              1999         1998
                                                           ----------   ----------
Notes and Debentures:
  6.625%, due Sept. 15, 1999.............................      --       $  200,000
  9%,    due Oct.  1, 2001...............................  $   77,030       77,030
  6.125%, due Sept. 15, 2003.............................     200,000      200,000
  5.75%, due Oct. 15, 2008...............................     100,000      100,000
  7.125%, due Aug. 15, 2013..............................     200,000      200,000
  6.625%, due Apr. 15, 2018..............................     250,000      250,000
  7.75%, due Aug.  1, 2029...............................     300,000       --
Notes payable to banks...................................     750,000       --
Bank term loans..........................................      --          202,750
European bank debt.......................................     470,060      505,970
Other....................................................     146,480      211,860
                                                           ----------   ----------
                                                            2,493,570    1,947,610
Less, current portion....................................      62,300      309,320
                                                           ----------   ----------
                                                           $2,431,270   $1,638,290
                                                           ==========   ==========

     All of the notes and debentures above, other than bank notes, are nonredeemable.

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONCLUDED)
     During August 1999, the Company issued $300 million of 7.75% debentures due August 1, 2029. Proceeds from this issuance were largely used to retire the 6.625% notes which matured September 15, 1999.

     The notes payable to banks relate to a $750 million bank revolving-credit agreement, with any outstanding balance due and payable in November 2001. Interest is payable on borrowings under this agreement based upon various floating rate options as selected by the Company (approximately 6 percent at December 31, 1999). During 1999, the Company entered into a $400 million 364-day credit facility. There was no outstanding balance due under this credit facility at December 31, 1999. Subsequent to December 31, 1999, the Company amended and restated this credit facility, increasing the amount of such facility to $1 billion and extending the maturity to March 2001. Interest is payable on borrowings under this credit facility based on various floating rate options as selected by the Company.

     European bank debt relates to borrowings of local currency for European acquisitions and expansion. At December 31, 1999, approximately $206 million of European debt related to a term loan facility expiring in 2002. The balance of $264 million represents borrowings under lines of credit primarily expiring in 2003. Interest is payable on European borrowings based upon various floating rates as selected by the Company (approximately 4 percent at December 31, 1999).

     Certain debt agreements contain limitations on additional borrowings and a requirement for maintaining a certain level of net worth. At December 31, 1999, the Company was in compliance with these borrowing limitations, and the Company's net worth exceeded that requirement by approximately $806 million.

     At December 31, 1999, the maturities of long-term debt during each of the next five years, assuming that the bank debt is refinanced, were approximately as follows: 2000 -- $62.3 million; 2001 -- $113.9 million; 2002 -- $28.6 million; 2003 -- $222.4 million; and 2004 -- $17.4 million.

     The Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $109 million of debt and equity securities.

     Interest paid was approximately $126 million, $114 million and $95 million in 1999, 1998 and 1997, respectively.

SHAREHOLDERS' EQUITY

     During the first six months of 1999, pursuant to the Company's share repurchase program, as authorized by the Board of Directors, the Company repurchased approximately 3.7 million of its common shares in open-market transactions at a cost aggregating $99.6 million. As a result of pooling-of-interests transaction requirements, the Company in mid-1999 canceled its share buy-back program. During 1998, the Company acquired approximately 1.9 million of its common shares in open-market transactions at a cost aggregating $43.3 million.

     Included in the consolidated statements of shareholders' equity for 1999, 1998 and 1997 are distributions to and contributions from shareholders of pooled companies. Such distributions and contributions occurred prior to August 31, 1999, the date of the pooling mergers. During 1997, one of the pooled companies completed a recapitalization; such recapitalization resulted in the distribution of $512 million to existing shareholders and contributions from new shareholders totaling $234 million. Other distributions to shareholders of pooled companies in 1998 and 1997 totaled $46 million and $24 million, respectively. Other contributions from shareholders of pooled companies in 1999, 1998 and 1997 totaled $11 million, $2 million and $11 million, respectively.

     On the basis of amounts paid (declared) and after giving effect to the 1998 stock split, cash dividends per share were $.45 ($.46) in 1999, $.43 ($.43 1/2) in 1998 and $.40 1/2 ($.41) in 1997.

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY -- (CONCLUDED)
     In July 1998, the Company effected a two-for-one stock split in the form of a 100 percent stock distribution to shareholders, which, after giving effect to 1999 poolings of interests, resulted in the issuance of approximately 222 million shares of common stock and reduced paid-in capital by approximately $222 million.

     In 1995, the Company's Board of Directors announced the approval of a Shareholder Rights Plan. The Rights were designed to enhance the Board's ability to protect the Company's shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the shareholders. The Rights were issued to shareholders of record in December 1995 and will expire in December 2005.

     Financial statements of non-U.S. operations are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and using weighted average exchange rates in effect during the year for results of operations. Adjustments resulting from such translation are reflected as cumulative translation adjustments in shareholders' equity, included in other comprehensive income (loss).

STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1999, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of compensation to non-employee Directors in part in Company common stock.

RESTRICTED LONG-TERM STOCK AWARDS

     The Company granted long-term stock awards, net of cancellations, for 402,000, 1,149,000 and 1,581,000 shares of Company common stock during 1999, 1998 and 1997, respectively, to key employees of the Company and to non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 1999, 1998 and 1997 was $29, $26 and $21, respectively. Early vesting of certain of these awards is contingent upon the market price of Company common stock equaling or exceeding certain price targets within specific time periods, including a $50 price target by February 2003. Compensation expense for the annual vesting of long-term stock awards was $20 million, $17 million and $14 million in 1999, 1998 and 1997, respectively. The unamortized costs of unvested stock awards, aggregating approximately $118 million at December 31, 1999, are included in other assets and are being amortized over the typical 10-year vesting periods.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In connection with transactions accounted for as poolings of interests in 1999, the Company converted existing stock appreciation rights ("SARs") into Company SARs with annual cash compensation linked to the value of approximately 330,000 shares of Company common stock. In connection with other acquisitions in 1999, the Company generated phantom stock awards linked to the value of 664,000 shares of Company common stock. Compensation expense related to SARs and phantom stock awards for 1999 was $66.6 million, of which approximately $61 million pertained to transactions accounted for as poolings of interests; for 1998 and 1997, such expense was $8.3 million and $13.0 million, respectively.

NON-COMPENSATORY STOCK OPTIONS

     Fixed stock options are granted to key employees of the Company and to non-employee Directors of the Company and have a maximum term of 10 years. The exercise price equals the market price of Company

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONTINUED)
common stock on the date of grant. These options generally become exercisable in installments beginning in the third year and extending through the eighth year after grant.

     During 1997, the Company granted original stock options for 5,680,000 shares of Company common stock with an exercise price of $19 1/2 per share (equal to the market price on the grant date). During 1999, 1998 and 1997, the Company granted restoration stock options for 1,956,000, 692,000 and 278,000 shares of Company common stock with grant date exercise prices ranging from $25 to $33, $25 to $31 and $17 1/2 to $26, respectively (the market prices on the grant dates), and stock options for 64,000 shares in each of 1999 and 1998 and 56,000 shares in 1997 to non-employee Directors of the Company with exercise prices of $30, $29 and $19 1/2, respectively.

     The Compensation Committee of the Board of Directors, in acceding to the Chief Executive Officer's request that his annual salary and bonus be reduced to $1.00 per year, effective January 1, 1996, considered alternative compensation arrangements for the Chief Executive Officer and in April 1996 granted the Chief Executive Officer a 10-year option, with a $20 1/2 exercise price when the market price was $13 15/16 per share, to purchase two million shares of Company common stock. This option became exercisable in 1997 when the price of Company common stock exceeded $20 1/2 per share.

     In 1996, other officers and certain other key employees of the Company voluntarily accepted an effective 15 percent salary reduction, with salaries frozen through 1998 at that level. This reduction in compensation was replaced with stock options and career stock awards. The stock options were granted with an exercise price of $16 (equal to the market price on the grant date). Annual vestings of such stock options commenced in 1997 as a result of the Company common stock price exceeding $20 1/2 per share for the required period. Such options were granted for approximately 3,230,000 shares of Company common stock. In addition, in 1996 when the market price of Company common stock was $16 per share, the executive officers were granted career stock awards; annual vestings of such awards commenced in 1997 as a result of the Company common stock price exceeding $25 per share in late 1997.

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 1999 is presented below.

                                                          (SHARES IN THOUSANDS)
                                                          1999     1998     1997
                                                         ------   ------   ------
Option shares outstanding, January 1...................  14,396   16,200   14,616
  Weighted average exercise price......................     $18      $17      $14
Option shares granted, including restoration options...   2,020      756    6,014
  Weighted average exercise price......................     $29      $28      $20
Option shares exercised................................   3,780    2,486    4,276
  Weighted average exercise price......................     $17      $13      $13
Option shares canceled.................................    --         74      154
  Weighted average exercise price......................    --        $10      $11
Option shares outstanding, December 31.................  12,636   14,396   16,200
  Weighted average exercise price......................     $20      $18      $17
  Weighted average remaining option term (in years)....     5.9      6.6      7.2
Option shares exercisable, December 31.................   4,952    3,781    4,588
  Weighted average exercise price......................     $21      $17      $16

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONCLUDED)

     The following table summarizes information for option shares outstanding and exercisable at December 31, 1999 (shares in thousands).

         OPTION SHARES OUTSTANDING               OPTION SHARES EXERCISABLE
-------------------------------------------      --------------------------
                       WEIGHTED
                        AVERAGE    WEIGHTED                        WEIGHTED
                       REMAINING   AVERAGE                         AVERAGE
RANGE OF   NUMBER OF    OPTION     EXERCISE      NUMBER OF         EXERCISE
 PRICES     SHARES       TERM       PRICE         SHARES            PRICE
--------   ---------   ---------   --------      ---------         --------
 $10-15      1,870      2 Years      $11           1,552             $10
  16-19      2,892      6 Years       16             519              17
  20-27      5,600      7 Years       20             830              21
  28-33      2,274      6 Years       29           2,051              30
 ------     ------     --------      ---           -----             ---
 $10-33     12,636      6 Years      $20           4,952             $21
 ======     ======     ========      ===           =====             ===

     At December 31, 1999, a combined total of 11,239,000 shares and 765,000 shares of Company common stock was available under the 1991 Plan, and the 1997 Plan, respectively, for the granting of stock options and long-term stock awards.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, the Company's stock options do not constitute compensation expense in the determination of net income in the statement of income. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma effect would have been a reduction in the Company's diluted earnings per share of approximately $.04, $.01 and $.02 in 1999, 1998 and 1997, respectively.

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of option shares, including restoration options granted in 1999, 1998 and 1997 were $7.28, $6.00 and $6.27, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate -- 5.0%, 4.9% and 6.7%; dividend yield -- 1.6%, 2.1% and 2.5%;
volatility factor -- 34%, 28% and 27%; and expected option life -- 3 years, 3 years and 7 years.

COMPENSATORY STOCK OPTION

     In connection with transactions accounted for as poolings of interests, the Company converted an existing variable stock option into a Company stock option to acquire 1.4 million shares of Company common stock at an exercise price of $7.66 per share, expiring in 2027. Such stock option was outstanding and exercisable at December 31, 1999. Compensation expense related to such stock option was $20.3 million, $5.0 million and $.5 million in 1999, 1998 and 1997, respectively. Approximately $15.7 million of compensation expense for 1999 relates to the accelerated vesting of such option, which resulted from the consummation of transactions accounted for as poolings of interests.

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution pension plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the Company's

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONTINUED) pension, retirement and profit-sharing plans were $57.3 million in 1999, $35.8 million in 1998 and $26.4 million in 1997.

     Net periodic pension cost for the Company's qualified pension plans includes the following components, in thousands:

                                                       1999        1998        1997
                                                     --------    --------    --------
Service cost.....................................    $  9,630    $  8,530    $  7,090
Interest cost....................................      12,470      11,260      10,170
Expected return on plan assets...................     (10,610)    (11,870)    (11,140)
Amortization of transition asset.................        (620)       (620)       (620)
Amortization of prior-service cost...............         380         320         330
Amortization of net loss.........................       2,250       1,530         770
                                                     --------    --------    --------
Net periodic pension cost........................    $ 13,500    $  9,150    $  6,600
                                                     ========    ========    ========

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's qualified pension plans at December 31, in thousands:

                                                               1999        1998
                                                             --------    --------
Changes in projected benefit obligation:
  Benefit obligation at January 1........................    $175,980    $152,320
  Service cost...........................................       9,220       8,140
  Interest cost..........................................      12,470      11,260
  Plan amendments........................................         980      (1,720)
  Actuarial (gain)/loss..................................     (28,600)     11,780
  Benefit payments.......................................      (7,110)     (5,800)
                                                             --------    --------
     Projected benefit obligation at December 31.........    $162,940    $175,980
                                                             ========    ========
Changes in fair value of plan assets:
  Fair value of plan assets at January 1.................    $112,860    $106,520
  Actual return on plan assets...........................      (8,700)      6,110
  Cash contributions.....................................      10,650       6,460
  Benefit payments.......................................      (7,110)     (5,800)
  Expenses/other.........................................        (400)       (430)
                                                             --------    --------
     Fair value of plan assets at December 31............    $107,300    $112,860
                                                             ========    ========
Funded status of qualified pension plans:
  Plan assets (less than) projected benefit obligation at
     December 31.........................................    $(55,640)   $(63,120)
  Unamortized net asset at transition....................      (1,560)     (2,180)
  Unamortized prior-service cost.........................       4,880       4,150
  Unamortized net loss...................................      41,250      52,930
                                                             --------    --------
     Net liability recognized............................    $(11,070)   $ (8,220)
                                                             ========    ========

     The major assumptions used in accounting for the Company's pension plans are as follows:

                                                          1999      1998     1997
                                                          -----    ------    -----
Discount rate for obligations.........................    7.75%     6.75%     7.0%
Expected return on plan assets........................    9.0 %    11.0 %    11.0%
Rate of compensation increase.........................    5.0 %     5.0 %     5.0%

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)
     In addition to the Company's qualified pension and retirement plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified pension plans totaled $41.4 million and $48.9 million, and $37.0 million and $46.2 million at December 31, 1999 and 1998, respectively. Net periodic pension cost for these plans was $7.9 million, $7.1 million and $4.7 million in 1999, 1998 and 1997, respectively.

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 1999, the aggregate present value of the unfunded accumulated postretirement benefit obligation approximated $3 million.

SEGMENT INFORMATION

     As a result of significant mergers and acquisitions during 1999, the Company redefined its business segments; accordingly, segment information for prior years has been restated. The Company's operating segments are organized according to geographic area, as this organization most closely aligns with the way in which the Company manages its businesses. The Company's operations consist of the manufacture and sale and certain installation of the following home improvement and building products:

     North America:

        Kitchen and Bath Products -- kitchen and bath cabinets; faucets;
           plumbing fittings; bathtubs and shower tub enclosures; whirlpools and spas; and bath accessories.

        Architectural Coatings -- stains, varnishes and paints.

        Builders' Hardware and Other Specialty Products and
           Services -- builders' hardware, including mechanical and electronic lock sets; other cabinets; grilles, registers and diffusers for heating/cooling systems; insulation; staple gun tackers and staples and other fastening tools; and water pumps.

     International, principally Europe:

        Kitchen and bath cabinets; faucets; plumbing fittings; shower tub enclosures; bath accessories; builders' hardware, including mechanical lock sets; standard plate radiators, hydronic radiators and heat convectors; venting and ventilation systems; rolling shutters; and water pumps.

     The following table sets forth the Company's world-wide net sales for the above products by product group, in millions.

                                                                   NET SALES
                                                            ------------------------
                                                             1999     1998     1997
                                                            ------   ------   ------
Faucets...................................................  $  937   $  884   $  815
Kitchen and Bath Cabinets.................................   1,971    1,698    1,371
Other Kitchen and Bath Products...........................   1,125    1,076    1,042
Architectural Coatings....................................     539      437      353
Builders' Hardware........................................     415      302      261
Other Specialty Products and Services.....................   1,320      883      666
                                                            ------   ------   ------
          Total...........................................  $6,307   $5,280   $4,508
                                                            ======   ======   ======

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONCLUDED)
     These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets for consumers and contractors.

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

     The following table presents information about the Company by segment:

                                        NET SALES (1)(2)(3)(4)                  OPERATING PROFIT
                                 ------------------------------------   --------------------------------
                                    1999         1998         1997         1999        1998       1997
                                 ----------   ----------   ----------   ----------   --------   --------
The Company's operations by
  segment were:
    North America..............  $5,238,000   $4,441,000   $3,820,000   $  867,000   $829,000   $689,000
    International, principally
      Europe...................   1,069,000      839,000      688,000      136,000    123,000     99,000
                                 ----------   ----------   ----------   ----------   --------   --------
        Total..................  $6,307,000   $5,280,000   $4,508,000    1,003,000    952,000    788,000
                                 ==========   ==========   ==========
General corporate expense............................................      (92,000)   (86,000)   (82,000)
                                                                        ----------   --------   --------
Operating profit, after general corporate expense....................      911,000    866,000    706,000
Other income (expense), net..........................................       (7,000)    39,000     28,000
                                                                        ----------   --------   --------
Income before income taxes (6).......................................   $  904,000   $905,000   $734,000
                                                                        ==========   ========   ========
Equity investments in affiliates........................................................................
Securities of Furnishings International Inc. ...........................................................
Corporate assets........................................................................................
        Total assets....................................................................................

                                                                                  (IN THOUSANDS)
                                                                 ASSETS AT DECEMBER 31 (5)
                                                            ------------------------------------
                                                                 1999         1998         1997
                                                            ----------   ----------   ----------
The Company's operations by
  segment were:
    North America.........................................  $3,746,000   $2,672,000   $2,508,000
    International, principally
      Europe..............................................   1,437,000    1,176,000      711,000
                                                            ----------   ----------   ----------
        Total.............................................   5,183,000    3,848,000    3,219,000
General corporate expense.................................
Operating profit, after general corporate expense.........
Other income (expense), net...............................
Income before income taxes (6)............................
Equity investments in affiliates..........................     203,000      225,000      228,000
Securities of Furnishings International Inc. .............     481,000      435,000      393,000
Corporate assets..........................................     768,000    1,111,000      857,000
                                                            ----------   ----------   ----------
        Total assets......................................  $6,635,000   $5,619,000   $4,697,000
                                                            ==========   ==========   ==========

                                                                                                      DEPRECIATION AND
                                                                  PROPERTY ADDITIONS (7)                AMORTIZATION
                                                              ------------------------------   ------------------------------
                                                                1999       1998       1997       1999       1998       1997
                                                              --------   --------   --------   --------   --------   --------
The Company's operations by segment were:
  North America.............................................  $316,000   $182,000   $211,000   $110,000   $100,000   $ 84,000
  International, principally Europe.........................    95,000     90,000     47,000     48,000     38,000     28,000
                                                              --------   --------   --------   --------   --------   --------
        Total...............................................  $411,000   $272,000   $258,000   $158,000   $138,000   $112,000
                                                              ========   ========   ========   ========   ========   ========

(1) Included in net sales in 1999, 1998 and 1997 are export sales from the U.S. of $127 million, $112 million and $89 million, respectively.

(2) Intra-company sales between segments represented less than one percent of consolidated net sales in 1999, 1998 and 1997.

(3) Includes net sales to one customer in 1999, 1998 and 1997 of $1,539 million, $1,236 million and $983 million, respectively.

(4) Net sales from the Company's operations in the U.S. were $5,024 million, $4,275 million and $3,655 million in 1999, 1998 and 1997, respectively.

(5) Long-lived assets of the Company's operations in the U.S. and Europe were $2,135 million and $997 million, $1,392 million and $813 million and $1,296 million and $467 million at December 31, 1999, 1998 and 1997, respectively.

(6) Income before income taxes and net income pertaining to non-U.S. operations were $120 million and $69 million, $118 million and $59 million, and $93 million and $45 million for 1999, 1998 and 1997, respectively.

(7) Property additions include assets of purchase acquisitions.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                       (IN THOUSANDS)
                                                     1999         1998         1997
                                                   ---------    ---------    --------
Re: MascoTech, Inc.:
  Equity earnings..............................    $  15,430    $  15,360    $ 14,580
                                                   ---------    ---------    --------
  Gain from change in investment...............       --           --          29,500
                                                   ---------    ---------    --------
Equity earnings, other affiliates..............        8,500       13,840       9,560
                                                   ---------    ---------    --------
Other, net:
  Income from cash and cash investments........        9,330       21,540      17,280
  Other interest income........................       52,530       46,340      47,620
  Other items..................................       27,330       56,420       3,640
                                                   ---------    ---------    --------
                                                      89,190      124,300      68,540
                                                   ---------    ---------    --------
Interest expense...............................     (120,420)    (114,400)    (94,280)
                                                   ---------    ---------    --------
                                                   $  (7,300)   $  39,100    $ 27,900
                                                   =========    =========    ========

     Other interest income for 1999, 1998 and 1997 includes $46.6 million, $41.5 million and $36.8 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. Such interest income began to accrue in August 1996 upon the sale of the Company's home furnishings businesses. Other interest income for 1997 includes $7.5 million of interest income from a $151 million note receivable from MascoTech, which was paid on September 30, 1997.

     Other items in 1999 include approximately $30 million of income and gains, net regarding certain non-operating assets and $7.6 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock. Also included in other items for 1999 were approximately $4 million of expenses related to the early retirement of debt.

     Other items in 1998 include pre-tax gains aggregating approximately $59 million from sales of the Company's Thermador subsidiary ($30 million) and the Company's investment in TriMas Corporation ($29 million). Also included in other items for 1998 were $7 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and an approximate $12 million pre-tax charge related to the early retirement of long-term debt.

     Other items in 1997 include $10.8 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and net gains aggregating approximately $28 million related to the sales of certain non-operating assets as well as charges aggregating approximately $30 million principally for the adjustment of the Company's Payless Cashways investment to its estimated fair value.

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

                               MASCO CORPORATION

INCOME TAXES

                                                                    (IN THOUSANDS)
                                                    1999        1998        1997
                                                  ---------   ---------   --------
Income before income taxes:
  U.S. .........................................  $ 783,910   $ 787,090   $640,660
  Foreign.......................................    120,190     118,410     93,140
                                                  ---------   ---------   --------
                                                  $ 904,100   $ 905,500   $733,800
                                                  =========   =========   ========
Provision for income taxes:
  Currently payable:
     U.S. Federal...............................  $ 256,420   $ 203,200   $183,430
     State and local............................     27,800      28,290     30,520
     Foreign....................................     45,040      47,250     41,110
  Deferred:
     U.S. Federal...............................     (1,270)     49,250     28,000
     Foreign....................................      6,510      12,410      6,640
                                                  ---------   ---------   --------
                                                  $ 334,500   $ 340,400   $289,700
                                                  =========   =========   ========
Deferred tax assets at December 31:
  Intangibles...................................  $  11,540   $  18,160
  Inventories...................................      5,530      12,210
  Accrued liabilities...........................     59,170      51,580
  Capital loss carryforward.....................    100,570     117,760
  Other, principally equity investments.........     60,550      52,060
                                                  ---------   ---------
                                                    237,360     251,770
  Valuation allowance...........................   (127,320)   (156,700)
                                                  ---------   ---------
                                                    110,040      95,070
                                                  ---------   ---------
Deferred tax liabilities at December 31:
  Property and equipment........................    206,110     193,340
  Other.........................................     37,610      30,170
                                                  ---------   ---------
                                                    243,720     223,510
                                                  ---------   ---------
Net deferred tax liability at December 31.......  $ 133,680   $ 128,440
                                                  =========   =========

     At December 31, 1999 and 1998, net deferred tax liability consists of net short-term deferred tax assets of $25.0 million and $25.9 million, respectively, and net long-term deferred tax liabilities of $158.7 million and $154.3 million, respectively.

     A valuation allowance of approximately $127.3 million and $156.7 million was recorded at December 31, 1999 and 1998, respectively, primarily due to the Company's inability to quantify the major portion of its capital loss carryforward which may ultimately be realized. Such capital loss benefit pertains to a $100.6 million and $117.8 million after-tax capital loss carryforward at December 31, 1999 and 1998, respectively, on the 1996 disposition of the Company's home furnishings products segment and a $26.7 million and $38.9 million benefit of a capital nature on the Company's equity and other investments at December 31, 1999 and 1998, respectively.

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)
     The following is a reconciliation of the U.S. federal statutory rate:

                                                               1999    1998    1997
                                                               ----    ----    ----
U.S. federal statutory rate................................     35%     35%     35%
State and local taxes, net of federal tax benefit..........      2       2       2
Higher taxes on foreign earnings...........................      1       2       3
Dividends-received deduction...............................      -       -      (1)
Amortization in excess of tax..............................      1       1       1
Change in valuation allowance..............................     (2)     (2)     (2)
Other, net.................................................      -       -       1
                                                                --      --      --
  Effective tax rate.......................................     37%     38%     39%
                                                                ==      ==      ==

     Income taxes paid were approximately $326 million, $216 million and $194 million in 1999, 1998 and 1997, respectively.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Provision has not been made at December 31, 1999 for U.S. or additional foreign withholding taxes on approximately $57.6 million of remaining undistributed net income of non-U.S. subsidiaries, as such income is intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such income.

EARNINGS PER SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                                      1999        1998        1997
                                                    --------    --------    --------
Numerator:
  Basic (Net income)............................    $569,600    $565,100    $444,100
  Add convertible debenture interest, net (1)...       --            700       5,880
                                                    --------    --------    --------
  Diluted (Net income)..........................    $569,600    $565,800    $449,980
                                                    ========    ========    ========
Denominator:
  Basic shares (based on weighted average)......     435,600     435,500     423,200
  Add:
     Contingently issued shares.................       7,300       7,200       6,600
     Stock option dilution......................       3,300       3,800       3,200
     Convertible debentures (1).................       --          1,000       8,400
                                                    --------    --------    --------
  Diluted shares................................     446,200     447,500     441,400
                                                    ========    ========    ========

(1) The Company called these debentures for redemption on February 12, 1998. Substantially all holders exercised their right to convert these debentures into Company common stock.

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

     For 1999 and 1998, the following presents, as one entity with Masco Corporation as the parent company, the combined unaudited financial statements of the Company and MascoTech, Inc., and for 1997, the combined unaudited financial statements of the Company, MascoTech and TriMas Corporation. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands. (MascoTech completed its acquisition of TriMas Corporation in early 1998.)

                                                               AT DECEMBER 31
                                                          ------------------------
                                                             1999          1998
                                                          ----------    ----------
COMBINED BALANCE SHEETS
Assets
Current assets:
  Cash and cash investments...........................    $  235,270    $  582,540
  Receivables.........................................     1,221,590     1,023,620
  Prepaid expenses and other..........................       169,570       131,940
  Inventories:
     Raw material.....................................       358,480       324,990
     Finished goods...................................       376,680       324,420
     Work in process..................................       218,310       195,870
                                                          ----------    ----------
                                                             953,470       845,280
                                                          ----------    ----------
       Total current assets...........................     2,579,900     2,583,380
Equity investments in affiliates......................       244,280       258,580
Securities of Furnishings International Inc. .........       481,270       434,640
Property and equipment................................     2,347,040     2,035,960
Acquired goodwill, net................................     2,519,530     1,836,450
Other assets..........................................       511,510       516,990
                                                          ----------    ----------
       Total assets...................................    $8,683,530    $7,666,000
                                                          ==========    ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable.......................................    $   62,300    $  314,140
  Accounts payable....................................       358,300       306,940
  Accrued liabilities.................................       654,230       605,320
                                                          ----------    ----------
       Total current liabilities......................     1,074,830     1,226,400
Long-term debt........................................     3,804,160     3,026,530
Deferred income taxes and other.......................       420,320       428,540
Other interests in combined affiliates................       247,720       210,490
                                                          ----------    ----------
       Total liabilities..............................     5,547,030     4,891,960
Equity of shareholders of Masco Corporation...........     3,136,500     2,774,040
                                                          ----------    ----------
       Total liabilities and shareholders' equity.....    $8,683,530    $7,666,000
                                                          ==========    ==========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                         ---------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   -----------
COMBINED STATEMENTS OF INCOME
Net sales..............................................  $ 7,976,720   $ 6,902,620   $ 6,071,450
Cost of sales..........................................   (5,232,220)   (4,543,950)   (3,982,430)
Selling, general and administrative expenses...........   (1,617,670)   (1,285,460)   (1,167,710)
                                                         -----------   -----------   -----------
          Operating profit.............................    1,126,830     1,073,210       921,310
                                                         -----------   -----------   -----------
Other income (expense), net:
  Interest expense.....................................     (201,240)     (195,900)     (128,730)
  Other, net...........................................      102,550       157,350       151,820
                                                         -----------   -----------   -----------
                                                             (98,690)      (38,550)       23,090
                                                         -----------   -----------   -----------
          Income before income taxes and other
            interests..................................    1,028,140     1,034,660       944,400
Income taxes...........................................     (382,180)     (388,230)     (388,310)
Other interests in combined affiliates.................      (76,360)      (81,330)     (111,990)
                                                         -----------   -----------   -----------
          Net income...................................  $   569,600   $   565,100   $   444,100
                                                         ===========   ===========   ===========
Earnings per share:
  Basic................................................        $1.31         $1.30         $1.05
                                                         ===========   ===========   ===========
  Diluted..............................................        $1.28         $1.26         $1.02
                                                         ===========   ===========   ===========

                               MASCO CORPORATION

COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                          -------------------------------------
                                                             1999          1998         1997
                                                          -----------   -----------   ---------
COMBINED STATEMENTS OF CASH FLOWS
Cash Flows From (For) Operating Activities:
  Net income............................................  $   569,600   $   565,100   $ 444,100
  Depreciation and amortization.........................      265,120       240,310     200,650
  Interest accrual on pay-in-kind notes receivable......      (46,630)      (41,500)    (36,800)
  Unremitted equity earnings of affiliates..............      (15,730)      (16,820)     (9,060)
  Deferred income taxes.................................       14,800        61,550      56,990
  Gains on disposition of businesses, net...............      (14,440)      (14,720)     (4,980)
  Gain from change in investment........................      --             (7,000)     (4,980)
  Other interests in net income of combined affiliates,
     net................................................       76,360        81,330     111,990
  Increase in receivables...............................     (120,330)     (105,630)    (73,630)
  Increase in inventories...............................      (67,880)      (75,510)    (55,760)
  Increase in accounts payable and accrued liabilities,
     net................................................        9,150        14,280      76,600
  Other, net............................................      (29,760)       15,860     (11,220)
                                                          -----------   -----------   ---------
          Net cash from operating activities............      640,260       717,250     693,900
                                                          -----------   -----------   ---------
Cash Flows From (For) Investing Activities:
  Acquisition of other interests in TriMas
     Corporation........................................      --           (869,680)     --
  Acquisitions, net of cash acquired....................     (883,500)     (377,770)   (198,020)
  Capital expenditures..................................     (486,590)     (349,680)   (298,530)
  Cash proceeds from sale of subsidiaries...............       92,620       108,020      76,560
  Proceeds from redemption of debt by affiliates........      --             80,500      --
  Other, net............................................       13,150       (37,380)    (47,500)
                                                          -----------   -----------   ---------
          Net cash (for) investing activities...........   (1,264,320)   (1,445,990)   (467,490)
                                                          -----------   -----------   ---------
Cash Flows From (For) Financing Activities:
  Increase in debt......................................    1,244,370     1,894,460     355,930
  Payment of debt.......................................     (676,990)     (826,710)   (135,400)
  Purchase of Company common stock for:
     Treasury...........................................     (119,130)     (106,880)    (14,970)
     Long-term stock incentive award plan...............       (6,840)      (46,800)    (29,110)
  Cash dividends paid...................................     (176,110)     (155,500)   (151,970)
  Capital contributions from shareholders of pooled
     companies..........................................       11,490         1,520     245,450
  Distributions to shareholders of pooled companies.....      --            (45,950)   (536,060)
                                                          -----------   -----------   ---------
          Net cash from (for) financing activities......      276,790       714,140    (266,130)
                                                          -----------   -----------   ---------
Cash and Cash Investments:
  Decrease for the year.................................     (347,270)      (14,600)    (39,720)
  At January 1..........................................      582,540       597,140     636,860
                                                          -----------   -----------   ---------
  At December 31........................................  $   235,270   $   582,540   $ 597,140
                                                          ===========   ===========   =========

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      QUARTERS ENDED
                                     AUDITED      -------------------------------------------------------
                                       YEAR       DECEMBER 31    SEPTEMBER 30     JUNE 30       MARCH 31
                                    ----------    -----------    ------------    ----------    ----------
1999:
Net sales.......................    $6,307,000    $1,645,000      $1,704,000     $1,567,000    $1,391,000
Gross profit....................    $2,311,470    $  592,070      $  622,000     $  580,800    $  516,600
Net income......................    $  569,600    $  178,700      $   64,900     $  174,100    $  151,900
Earnings per share:
  Basic.........................         $1.31          $.41            $.15           $.40          $.35
  Diluted.......................         $1.28          $.40            $.15           $.39          $.34
1998:
Net sales.......................    $5,280,000    $1,327,000      $1,380,000     $1,327,000    $1,246,000
Gross profit....................    $1,932,100    $  463,800      $  510,400     $  496,300    $  461,600
Net income......................    $  565,100    $  137,800      $  152,800     $  144,100    $  130,400
Earnings per share:
  Basic.........................         $1.30          $.32            $.35           $.33          $.30
  Diluted.......................         $1.26          $.31            $.34           $.32          $.29

Diluted earnings per share,
  excluding amortization of
  acquired goodwill:
  1999..........................         $1.37          $.43            $.17           $.41          $.36
  1998..........................         $1.32          $.33            $.36           $.33          $.30

     Net income and earnings per share for the third quarter and year of 1999 include unusual after-tax expense, principally related to transaction costs associated with poolings of interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) LISTING OF DOCUMENTS.

          (1)Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules.

            (i)        Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1999, 1998 and
                       1997, consists of the following:
                            II. Valuation and Qualifying Accounts
            (ii)  (A)  MascoTech, Inc. and Subsidiaries Consolidated Financial
                       Statements appended hereto, at December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997,
                       consist of the following:
                            Consolidated Balance Sheet
                            Consolidated Statement of Income
                            Consolidated Statement of Cash Flows
                            Consolidated Statement of Shareholders' Equity
                            Notes to Consolidated Financial Statements
                  (B)  MascoTech, Inc. and Subsidiaries Financial Statement
                       Schedule appended hereto, for the years ended December 31,
                       1999, 1998 and 1997, consists of the following:
                            II. Valuation and Qualifying Accounts

          (3) Exhibits.

                 3.i         Restated Certificate of Incorporation of Masco Corporation
                             and amendments thereto.(5)
                 3.ii        Bylaws of Masco Corporation, as amended.(7)
                 4.a.i       Indenture dated as of December 1, 1982 between Masco
                             Corporation and Morgan Guaranty Trust Company of New York,
                             as Trustee,(3) and Directors' resolutions establishing Masco
                             Corporation's: (i) 9% Notes Due October 1, 2001(3), (ii)
                             6 1/8 Notes Due September 15, 2003(7), (iii) 7 1/8%
                             Debentures Due August 15, 2013(7), (iv) 6.625% Debentures
                             Due April 15, 2018(7), (v) 5.75% Notes Due 2008(7) and (vi)
                             7 3/4% Debentures Due August 1, 2029. (filed herewith)
                 4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of July 25, 1994 among Masco Corporation, Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago. (filed herewith)
                 4.a.iii     Supplemental Indenture dated as of July 26, 1994 between
                             Masco Corporation and The First National Bank of Chicago.
                             (filed herewith)
                 4.b         $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
                             party thereto and Morgan Guaranty Trust Company of New York, as agent(3) and Amendment No. 1 dated April 30, 1997(4) and
                             Amendment dated as of March 30, 1998.(5)

                 4.c         Rights Agreement dated as of December 6, 1995, between Masco
                             Corporation and The Bank of New York, as Rights Agent(1) and
                             Amendment No. 1 to Rights Agreement dated as of September
                             23, 1998.(6)
                 4.d         Indenture dated as of November 1, 1986 between Masco
                             Industries, Inc. (now known as MascoTech, Inc.) and Morgan
                             Guaranty Trust Company of New York, as Trustee; Agreement of
                             Appointment and Acceptance of Successor Trustee dated as of
                             August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
                             Company of New York and The First National Bank of Chicago;
                             Supplemental Indenture dated as of August 5, 1994 among
                             MascoTech, Inc. and The First National Bank of Chicago, as
                             Trustee(7); Directors' resolutions establishing Masco
                             Industries, Inc.'s 4 1/2% Convertible Subordinated
                             Debentures Due 2003(7); and Form of Note. (filed herewith)
                 4.e         $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
                             banks party thereto from time to time, The First National
                             Bank of Chicago, as Administrative Agent, Bank of America
                             NT&SA and NationsBank, N.A., as Syndication Agents, and
                             Amendment No. 1 thereto dated as of February 10, 1998.(4)
                 4.f         DM 350,000,000 Multicurrency Revolving Credit Facility dated
                             September 14, 1998 among Masco GmbH, as Borrower, Masco
                             Corporation, as Guarantor, Commerzbank Aktiengesellschaft
                             (Arranger) and Commerzbank International S.A. (Agent).(7)
                 4.g         DM 400,000,000 Term Loan Facility dated July 9, 1997 among
                             Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
                             Commerzbank Aktiengesellschaft (Arranger) and Commerzbank
                             International S.A. (Agent) for the banks party thereto, and
                             Amendment dated as of June 12, 1998 to Credit Agreement.(7)
                 4.h         $1,000,000,000 Amended and Restated Credit Agreement dated as of March 20, 2000 among Masco Corporation, the banks
                             party thereto, Commerzbank Aktiengesellschaft and Bank of
                             America, N.A., as syndication agents, and Bank One, NA, as administrative agent. (filed herewith)
                 NOTE:       Other instruments, notes or extracts from agreements
                             defining the rights of holders of long-term debt of Masco
                             Corporation or its subsidiaries have not been filed since
                             (i) in each case the total amount of long-term debt
                             permitted thereunder does not exceed 10 percent of Masco
                             Corporation's consolidated assets, and (ii) such
                             instruments, notes and extracts will be furnished by Masco
                             Corporation to the Securities and Exchange Commission upon request.
                 10.a        Assumption and Indemnification Agreement dated as of May 1,
                             1984 between Masco Corporation and Masco Industries, Inc.
                             (now known as MascoTech, Inc.).(1)
                 10.b        Corporate Services Agreement and Annex dated as of January
                             1, 1987 between Masco Corporation and Masco Industries, Inc.
                             (now known as MascoTech, Inc.), Amendment No. 1 dated as of
                             October 31, 1996, and related letter agreements dated
                             January 22, 1998 and June 17, 1998. (all filed herewith)
                 10.c        Corporate Opportunities Agreement dated as of May 1, 1984
                             between Masco Corporation and Masco Industries, Inc. (now
                             known as MascoTech, Inc.)(1) and Amendment No. 1 dated as of
                             October 31, 1996.(2)
                 10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
                             Masco Corporation and Masco Industries, Inc. (now known as
                             MascoTech, Inc.) and related letter dated September 20,
                             1985, Amendment to Stock Repurchase Agreement dated as of
                             December 20, 1990, and Amendment to Stock Repurchase
                             Agreement included in Agreement dated as of November 23,
                             1993.(7)

                 10.e        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
                             between MascoTech, Inc. and Masco Corporation, including
                             form of Note, Agreement dated as of November 23, 1993
                             relating thereto, and Amendment No. 1 to the Securities
                             Purchase Agreement dated as of October 31, 1996.(7)
                 10.f        Registration Agreement dated as of March 31, 1993, between
                             Masco Corporation and Masco Industries, Inc. (now known as
                             MascoTech, Inc.).(7)
                 NOTE:       Exhibits 10.g through 10.q constitute the management
                             contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
                 10.g        Masco Corporation 1991 Long Term Stock Incentive Plan
                             (Restated July 10, 1998).(7)
                 10.h        Masco Corporation 1988 Restricted Stock Incentive Plan
                             (Restated December 6, 1995).(1)
                 10.i        Masco Corporation 1988 Stock Option Plan (Restated September
                             22, 1999). (filed herewith)
                 10.j        Masco Corporation Supplemental Executive Retirement and
                             Disability Plan. (filed herewith)
                 10.k        Masco Corporation 1997 Annual Incentive Compensation
                             Plan.(4)
                 10.l        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
                             amended July 10, 1998).(7)
                 10.m        MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                             (Restated July 15, 1998).(7)
                 10.n        MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                             (Restated December 6, 1995).(1)
                 10.o        MascoTech, Inc. 1984 Stock Option Plan (Restated September
                             21, 1999). (filed herewith)
                 10.p        MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(4)
                 10.q        Description of the Masco Corporation Program for Estate,
                             Financial Planning and Tax Assistance.(4)
                 10.r        12% Senior Note Due 2008 by Furnishings International Inc.
                             to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
                             and Masco Corporation.(3)
                 10.s        Stock Purchase Agreement dated as of October 15, 1996
                             between Masco Corporation and MascoTech, Inc.(2)
                 10.t        Registration Rights Agreement among Masco Corporation and
                             the Investors listed therein dated as of August 31, 1999.(8)
                 12          Computation of Ratio of Earnings to Fixed Charges. (filed
                             herewith)
                 21          List of Subsidiaries. (filed herewith)

                 23.a        Consent of PricewaterhouseCoopers LLP relating to Masco
                             Corporation's Consolidated Financial Statements and
                             Financial Statement Schedules. (filed herewith)
                 23.b        Consent of PricewaterhouseCoopers LLP relating to MascoTech,
                             Inc.'s Consolidated Financial Statements and Financial
                             Statement Schedule. (filed herewith)
                 27.a        Financial Data Schedule as of and for the year ended
                             December 31, 1999. (filed herewith)
                 27.b        Financial Data Schedule as of and for the year-to-date
                             period ended March 31, 1998, amended for transactions
                             accounted for as poolings of interests in the third quarter of 1999. (filed herewith)
                 27.c        Financial Data Schedule as of and for the year ended
                             December 31, 1997, restated for transactions accounted for as poolings of interests in the third quarter of 1999.
                             (filed herewith)

-------------------------
(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 13, 1996.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

     THE COMPANY WILL FURNISH ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (b) REPORTS ON FORM 8-K.

         None

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

March 29, 2000

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

PRINCIPAL FINANCIAL OFFICER:

          /s/ RICHARD G. MOSTELLER                 Senior Vice President -- Finance
---------------------------------------------
            RICHARD G. MOSTELLER

PRINCIPAL ACCOUNTING OFFICER:

           /s/ ROBERT B. ROSOWSKI                  Vice President -- Controller and
---------------------------------------------        Treasurer
             ROBERT B. ROSOWSKI

            /s/ THOMAS G. DENOMME                  Director                                March 29, 2000
---------------------------------------------
              THOMAS G. DENOMME

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

     Schedules, as required, for the years ended December 31, 1999, 1998 and 1997:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-2
MascoTech, Inc. and Subsidiaries Consolidated Financial
  Statements and Financial Statement Schedule...............    F-3

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

            COLUMN A               COLUMN B             COLUMN C             COLUMN D      COLUMN E
            --------              -----------   ------------------------   ------------   -----------
                                                       ADDITIONS
                                                ------------------------
                                  BALANCE AT    CHARGED TO     CHARGED                    BALANCE AT
                                   BEGINNING     COSTS AND     TO OTHER                     END OF
          DESCRIPTION              OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------  -----------   -----------   ----------   ------------   -----------
                                                                 (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1999.......................  $22,235,500   $12,514,200   $4,326,300   $(12,950,400)  $26,125,600
                                  ===========   ===========   ==========   ============   ===========
     1998.......................  $20,634,400   $ 4,248,600   $1,224,200   $ (3,871,700)  $22,235,500
                                  ===========   ===========   ==========   ============   ===========
     1997.......................  $19,081,900   $ 2,959,800   $2,504,100   $ (3,911,400)  $20,634,400
                                  ===========   ===========   ==========   ============   ===========

NOTES:

     (A) Allowance of companies acquired and companies disposed of, net.

     (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  of MascoTech, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2)(ii)(A) present fairly, in all material respects, the financial position of MascoTech, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(ii)(B) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 25, 2000

                                MASCOTECH, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                     1999              1998
                                                                --------------    --------------
Current assets:
  Cash and cash investments.................................    $    4,490,000    $   29,390,000
  Receivables...............................................       218,960,000       223,340,000
  Inventories...............................................       183,600,000       198,350,000
  Deferred and refundable income taxes......................        46,750,000        26,590,000
  Prepaid expenses and other assets.........................        16,320,000        23,710,000
                                                                --------------    --------------
          Total current assets..............................       470,120,000       501,380,000
Equity and other investments in affiliates..................       110,730,000        93,560,000
Property and equipment, net.................................       722,680,000       678,130,000
Excess of cost over net assets of acquired companies........       759,330,000       764,220,000
Notes receivable and other assets...........................        38,410,000        53,250,000
                                                                --------------    --------------
          Total assets......................................    $2,101,270,000    $2,090,540,000
                                                                ==============    ==============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  114,490,000    $  114,830,000
  Accrued liabilities.......................................       113,910,000       135,230,000
                                                                --------------    --------------
          Total current liabilities.........................       228,400,000       250,060,000
Convertible subordinated debentures.........................       305,000,000       310,000,000
Other long-term debt........................................     1,067,890,000     1,078,240,000
Deferred income taxes.......................................       100,680,000        88,140,000
Other long-term liabilities.................................        98,920,000       110,220,000
                                                                --------------    --------------
          Total liabilities.................................     1,800,890,000     1,836,660,000
                                                                --------------    --------------
Shareholders' equity:
  Preferred stock, $1 par:
     Authorized: 25 million;
     Outstanding: None......................................          --                --
  Common stock, $1 par:
     Authorized: 250 million;
     Outstanding: 44.6 million and 45.8 million.............        44,640,000        45,780,000
  Paid-in capital...........................................          --              16,820,000
  Retained earnings.........................................       324,290,000       245,860,000
  Accumulated other comprehensive loss......................       (24,870,000)       (7,460,000)
  Less: Restricted stock awards.............................       (43,680,000)      (47,120,000)
                                                                --------------    --------------
          Total shareholders' equity........................       300,380,000       253,880,000
                                                                --------------    --------------
          Total liabilities and shareholders' equity........    $2,101,270,000    $2,090,540,000
                                                                ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999              1998             1997
                                                  ---------------   ---------------   -------------
Net sales.......................................  $ 1,679,690,000   $ 1,635,500,000   $ 922,130,000
Cost of sales...................................   (1,246,660,000)   (1,208,930,000)   (735,470,000)
                                                  ---------------   ---------------   -------------
     Gross profit...............................      433,030,000       426,570,000     186,660,000
Selling, general and administrative expenses....     (214,530,000)     (204,180,000)    (89,930,000)
Gains (charge) on disposition of businesses,
  net...........................................       14,440,000       (15,580,000)      4,980,000
Charge for asset impairment.....................      (17,510,000)        --               --
                                                  ---------------   ---------------   -------------
     Operating profit...........................      215,430,000       206,810,000     101,710,000
                                                  ---------------   ---------------   -------------
Other income (expense), net:
  Interest expense, Masco Corporation...........        --                --             (7,500,000)
  Other interest expense........................      (80,820,000)      (81,500,000)    (29,030,000)
  Equity and other income from affiliates.......       13,230,000        10,150,000      43,360,000
  Gain (charge) from disposition of, or changes
     in, investments in equity affiliates.......       (3,150,000)        --             64,350,000
  Deferred gain recognized from disposition of
     business...................................        --                7,000,000        --
  Other, net....................................       (5,220,000)        2,060,000      17,400,000
                                                  ---------------   ---------------   -------------
                                                      (75,960,000)      (62,290,000)     88,580,000
                                                  ---------------   ---------------   -------------
     Income before income taxes.................      139,470,000       144,520,000     190,290,000
Income taxes....................................       47,040,000        47,050,000      75,050,000
                                                  ---------------   ---------------   -------------
     Net income.................................  $    92,430,000   $    97,470,000   $ 115,240,000
                                                  ===============   ===============   =============
Preferred stock dividends.......................        --                --          $   6,240,000
                                                  ===============   ===============   =============
     Earnings attributable to common
       stock....................................  $    92,430,000   $    97,470,000   $ 109,000,000
                                                  ===============   ===============   =============

                                                  BASIC   DILUTED   BASIC   DILUTED   BASIC  DILUTED
                                                  -----   -------   -----   -------   -----  -------
Earnings per common share:
     Earnings attributable to common stock......  $2.25    $1.84    $2.23    $1.83    $2.70   $2.12
                                                  =====    =====    =====    =====    =====   =====


   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999             1998            1997
                                                   -------------   --------------   -------------
CASH FROM (USED FOR):
  OPERATING ACTIVITIES:
     Net income..................................  $  92,430,000   $   97,470,000   $ 115,240,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       (Gains) charge on disposition of
          businesses, net........................    (14,440,000)      15,580,000      (4,980,000)
       Charges (gains) from disposition or other
          changes in investments in equity
          affiliates.............................      6,270,000       (7,000,000)    (64,350,000)
       Charge for asset impairment...............     17,510,000         --              --
       Depreciation and amortization.............     83,300,000       83,640,000      43,460,000
       Equity earnings, net of dividends.........    (10,100,000)      (6,080,000)    (27,180,000)
       Deferred income taxes.....................      9,560,000         (110,000)     17,520,000
       Decrease (increase) in marketable
          securities, net........................       --             45,970,000      (8,210,000)
       (Increase) decrease in receivables........     (3,500,000)      (6,700,000)      2,670,000
       Decrease (increase) in inventories........        400,000      (19,640,000)      1,950,000
       (Increase) decrease in prepaid expenses
          and other current assets...............    (14,390,000)       1,240,000      (1,280,000)
       (Decrease) increase in accounts payable
          and accrued liabilities................     (5,150,000)      (6,060,000)     11,140,000
       Other, net................................     (9,260,000)       2,290,000      (7,480,000)
                                                   -------------   --------------   -------------
               Net cash from operating
                 activities......................    152,630,000      200,600,000      78,500,000
                                                   -------------   --------------   -------------
  FINANCING ACTIVITIES:
     Increase in debt............................     28,540,000    1,162,670,000       7,080,000
     Payment of debt.............................    (40,150,000)    (410,660,000)    (16,590,000)
     Payment of note due to Masco Corporation....       --               --           (45,580,000)
     Retirement of preferred stock...............       --               --            (8,360,000)
     Retirement of Company Common Stock..........    (19,530,000)     (63,550,000)     (6,610,000)
     Payment of dividends........................    (13,470,000)     (12,240,000)    (15,900,000)
     Other, net..................................     (5,490,000)     (13,480,000)     (9,070,000)
                                                   -------------   --------------   -------------
               Net cash (used for) from financing
                 activities......................    (50,100,000)     662,740,000     (95,030,000)
                                                   -------------   --------------   -------------
  INVESTING ACTIVITIES:
     Cash received from sale of businesses,
       net.......................................     92,620,000       25,020,000      76,560,000
     Acquisition of businesses, net of cash
       acquired..................................    (88,550,000)    (879,370,000)    (11,100,000)
     Capital expenditures........................   (135,740,000)    (106,300,000)    (54,780,000)
     Receipt of cash from notes receivable.......      2,180,000        4,880,000      17,330,000
     Proceeds from redemptions of debt by
       affiliates................................       --             80,500,000        --
     Other, net..................................      2,060,000          210,000      10,230,000
                                                   -------------   --------------   -------------
               Net cash (used for) from investing
                 activities......................   (127,430,000)    (875,060,000)     38,240,000
                                                   -------------   --------------   -------------
CASH AND CASH INVESTMENTS:
     (Decrease) increase for the year............    (24,900,000)     (11,720,000)     21,710,000
     At January 1................................     29,390,000       41,110,000      19,400,000
                                                   -------------   --------------   -------------
               At December 31....................  $   4,490,000   $   29,390,000   $  41,110,000
                                                   =============   ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                MASCOTECH, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                                   (IN THOUSANDS)
                                                                                     OTHER
                                                                                 COMPREHENSIVE
                                                                                    INCOME
                                                                            -----------------------
                                                                              FOREIGN
                                                                             CURRENCY      MINIMUM    RESTRICTED       TOTAL
                                PREFERRED   COMMON    PAID-IN    RETAINED   TRANSLATION    PENSION      STOCK      SHAREHOLDERS'
                                  STOCK      STOCK    CAPITAL    EARNINGS    AND OTHER    LIABILITY     AWARDS         EQUITY
                                ---------   -------   --------   --------   -----------   ---------   ----------   --------------
Balances, January 1, 1997.....  $ 10,800    $37,250   $ 47,800   $ 61,060    $  8,050     $  --        $(26,140)      $138,820
  Comprehensive income:
    Net income................                                    115,240                                              115,240
    Foreign currency
      translation.............                                                 (9,220)                                  (9,220)
    Unrealized gain (loss) on
      securities (net of tax
      benefit, $(920))........                                                 (1,390)                                  (1,390)
                                                                                                                      --------
         Total comprehensive
           income.............                                                                                         104,630
  Preferred stock dividends...                 150       2,850     (6,240)                                              (3,240)
  Common stock dividends......                                    (12,270)                                             (12,270)
  Retirement of common
    stock.....................                (330)     (6,280)                                                         (6,610)
  Retirement of preferred
    stock.....................      (450)               (7,910)                                                         (8,360)
  Conversion of outstanding
    preferred stock...........   (10,350)    9,750         600                                                         --
  Exercise of stock options...                 430       4,000                                                           4,430
  Restricted stock awards, net
    of amortization...........                                                                           (6,740)        (6,740)
                                --------    -------   --------   --------    --------     --------     --------       --------
Balances, December 31, 1997...     --       47,250      41,060    157,790      (2,560)       --         (32,880)       210,660
  Comprehensive income:
    Net income................                                     97,470                                               97,470
    Foreign currency
      translation.............                                                  6,410                                    6,410
    Minimum pension liability
      (net of tax benefit
      $(6,700))...............                                                             (10,700)                    (10,700)
    Unrealized gain (loss) on
      securities (net of tax
      benefit, $(420))........                                                   (610)                                    (610)
                                                                                                                      --------
         Total comprehensive
           income.............                                                                                          92,570
  Common stock dividends......                                     (9,400)                                              (9,400)
  Retirement of common
    stock.....................              (3,640)    (60,170)                                                        (63,810)
  Exercise of stock options...               1,160      14,750                                                          15,910
  Restricted stock awards, net
    of amortization...........                                                                          (14,240)       (14,240)
  Common stock issued for
    acquisition of business...               1,010      21,180                                                          22,190
                                --------    -------   --------   --------    --------     --------     --------       --------
Balances, December 31, 1998...     --       45,780      16,820    245,860       3,240      (10,700)     (47,120)       253,880
  Comprehensive income:
    Net income................                                     92,430                                               92,430
    Foreign currency
      translation.............                                                (18,110)                                 (18,110)
    Minimum pension liability
      (net of tax, $450)......                                                                 700                         700
                                                                                                                      --------
         Total comprehensive
           income.............                                                                                          75,020
  Common stock dividends......                                    (13,470)                                             (13,470)
  Retirement of common
    stock.....................              (1,280)    (18,580)                                                        (19,860)
  Exercise of stock options...                 140       1,760       (530)                                               1,370
  Restricted stock awards, net
    of amortization...........                                                                            3,440          3,440
                                --------    -------   --------   --------    --------     --------     --------       --------
Balances, December 31, 1999...     --       $44,640      --      $324,290    $(14,870)    $(10,000)    $(43,680)      $300,380
                                ========    =======   ========   ========    ========     ========     ========       ========

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

     The Company has a corporate services agreement with Masco Corporation, which at December 31, 1999 owned approximately 17 percent of the Company's Common Stock. Under the terms of the agreement, the Company pays fees to Masco Corporation for various corporate staff support and administrative services, research and development and facilities. Such fees aggregated approximately $6.4 million in 1999, $8.7 million in 1998 and $5.5 million in 1997.

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

     Marketable Securities and Derivative Financial Instruments. In prior years, the Company had marketable equity securities holdings which were categorized as trading and, as a result, were stated at fair value. Changes in the fair value of trading securities were recognized in earnings. The Company may enter into futures contracts which are held for purposes other than trading and are carried at market value. Changes in market value of outstanding futures contracts are recognized in earnings. The Company may enter into interest rate swap agreements to limit the effect of changes in the interest rates on any floating rate debt. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as an adjustment to interest expense.

     Receivables. Receivables are presented net of allowances for doubtful accounts of approximately $4.3 million and $3.4 million at December 31, 1999 and 1998, respectively. The Company does a significant amount of business with a number of individual customers in the transportation industry. The Company monitors its exposure for credit losses and maintains adequate allowances for doubtful accounts; the Company does not believe that significant credit risk exists.

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

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 10 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. Deferred financing costs are amortized over the lives of the related debt securities. The excess of cost over net assets of acquired companies is amortized using the straight-line method over the period estimated to be benefitted, not exceeding 40 years. At each balance sheet date, management assesses whether there has been a permanent

                                MASCOTECH, INC.

impairment of the excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to the excess of cost over net assets of acquired companies at December 31, 1999.

     At December 31, 1999 and 1998, accumulated amortization of the excess of cost over net assets of acquired companies and patents was $68.5 million and $56.4 million, respectively. Amortization expense was $28.4 million, $31.8 million and $9.3 million in 1999, 1998 and 1997, respectively.

     New Accounting Pronouncements and Reclassifications. On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective adoption date of SFAS No. 133 to January 1, 2001. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

     The American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," became effective on January 1, 1999 and did not have a material impact on the Company's financial statements.

                                MASCOTECH, INC.

EARNINGS PER SHARE:

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share:

                                                                      (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
                                                                  1999        1998        1997
                                                                --------    --------    --------
Weighted average number of shares outstanding...............      41,110      43,630      40,300
                                                                ========    ========    ========
Net income..................................................    $ 92,430    $ 97,470    $115,240
Less: Preferred stock dividends.............................       --          --         (6,240)
                                                                --------    --------    --------
     Earnings used for basic earnings per share
     computation............................................    $ 92,430    $ 97,470    $109,000
                                                                ========    ========    ========
Basic earnings per share....................................       $2.25       $2.23       $2.70
                                                                ========    ========    ========
Total shares used for basic earnings per share
  computation...............................................      41,110      43,630      40,300
Dilutive securities:
  Stock options.............................................         530       1,060       1,250
  Assumed conversion of preferred stock at January 1,
     1997...................................................       --          --          5,210
  Convertible debentures....................................       9,840      10,000      10,000
  Contingently issuable shares..............................       3,720       3,830       2,160
                                                                --------    --------    --------
       Total shares used for diluted earnings per share
          computation.......................................      55,200      58,520      58,920
                                                                ========    ========    ========
Earnings used for basic earnings per share computation......    $ 92,430    $ 97,470    $109,000
Add back of preferred stock dividends.......................       --          --          6,240
Add back of debenture interest..............................       9,310       9,530       9,530
                                                                --------    --------    --------
     Earnings used for diluted earnings per share
     computation............................................    $101,740    $107,000    $124,770
                                                                ========    ========    ========
      Diluted earnings per share............................       $1.84       $1.83       $2.12
                                                                ========    ========    ========

     Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

SUPPLEMENTARY CASH FLOWS INFORMATION:

     Significant transactions not affecting cash were: in 1999, the assumption of approximately $10 million of liabilities in an acquisition; in 1998, the issuance of $22 million of Company Common Stock in partial exchange for the assets of an acquired company; the acquisition of TriMas for cash and the assumption of liabilities of approximately $179 million; and in 1997, the conversion of the Company's outstanding shares of Dividend Enhanced Convertible Preferred Stock for approximately 10 million shares of Company Common Stock (see "Shareholders' Equity" note); the exchange of approximately 9.9 million shares of the outstanding common stock of Emco Limited ("Emco") with a value of approximately $106 million, in addition to the cash payment of approximately $46 million, in payment of a promissory note due to Masco Corporation.

     Income taxes paid were $54 million, $38 million and $44 million in 1999, 1998 and 1997, respectively. Interest paid was $79 million, $79 million and $39 million in 1999, 1998 and 1997, respectively.

ACQUISITIONS:

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The Company previously owned 37 percent of TriMas. The results for 1998 reflect TriMas' sales

                                MASCOTECH, INC.

and operating results from the date of acquisition. The acquisition has been accounted for as a purchase and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $680 million is being amortized over 40 years.

     The Company acquired a business operation and a product line extension in 1999, which will provide annual sales of approximately $85 million, for an aggregate purchase price of approximately $93 million. These transactions have been accounted for as purchases and the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $51 million is being amortized over 40 years. The results for 1999 reflect sales and operating results from the dates of acquisition.

DISPOSITIONS OF BUSINESSES:

     The Company received approximately $30 million of contingent consideration ($5 million in 1997 and $25 million in 1998) based on the subsequent operating performance of certain businesses sold in 1996. This gain, which is non-taxable, is included in the caption "gains (charge) on disposition of businesses, net" in the consolidated statement of income.

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

     In the second quarter of 1998, the Company recorded a non-cash charge aggregating approximately $41 million pre-tax (approximately $22 million after-tax) to reflect the write-down of certain long-lived assets principally related to the plan to dispose of certain businesses and to accrue exit costs of approximately $8 million. In April 1999, the Company completed the sale of these aftermarket-related and vacuum metalizing businesses for total proceeds aggregating approximately $105 million, including $90 million of cash which was applied to reduce the Company's indebtedness, a note receivable of $6 million and retained equity interests in the ongoing businesses. These transactions resulted in a pre-tax gain of approximately $26 million ($15 million after-tax).

     In 1999, management adopted a plan to sell its specialty tubing business which resulted in a pre-tax loss of approximately $7 million and an after-tax gain of approximately $5.5 million, due to the tax basis in the net assets of the businesses exceeding book carrying values. This business was sold in January 2000 for proceeds of approximately $6 million consisting of cash and notes.

     In addition, the Company recorded in the second quarter 1999 a non-cash pre-tax charge of approximately $17.5 million related to impairment of certain long-lived assets, which included its hydroforming equipment and related intellectual property.

     In the fourth quarter 1999, the Company announced the closure of a plant and recorded a non-cash pre-tax charge of approximately $4 million ($2 million after-tax) related principally to employee benefit costs and asset impairments. Accrued exit costs at January 1, 1999 were approximately $12 million, new accruals in 1999 were approximately $2 million, payments and adjustments to accrued estimates approximated $2 million and the accrual at December 31, 1999 was approximately $12 million.

                                MASCOTECH, INC.

INVENTORIES:

                                                             (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Finished goods...........................................  $ 86,240   $ 87,810
Work in process..........................................    45,940     47,960
Raw material.............................................    51,420     62,580
                                                           --------   --------
                                                           $183,600   $198,350
                                                           ========   ========

EQUITY AND OTHER INVESTMENTS IN AFFILIATES:

     Equity and other investments in affiliates consist of the following common stock interests in publicly traded affiliates:

                                                              AT DECEMBER 31
                                                            ------------------
                                                            1999   1998   1997
                                                            ----   ----   ----
TriMas Corporation........................................  --     --     37%
Titan International, Inc. ................................  16%    16%    15%
Delco Remy International, Inc. (voting)...................  17%    17%    18%

     Titan International, Inc. ("Titan") is a manufacturer of wheels, tires and other products for agricultural, construction and off-highway equipment markets. Delco Remy International, Inc. ("DRI") is a manufacturer of automotive electronic motors and other components. The above companies are accounted for under the equity method.

     The carrying amount of investments in affiliates at December 31, 1999 and 1998 and quoted market values at December 31, 1999 for publicly traded affiliates (which may differ from the amounts that could have been realized upon disposition) are as follows:

                                                          (IN THOUSANDS)
                                                    1999
                                                   QUOTED      1999       1998
                                                   MARKET    CARRYING   CARRYING
                                                    VALUE     AMOUNT     AMOUNT
                                                   -------   --------   --------
Common stock:
  Titan International, Inc. .....................  $21,550   $ 40,880   $46,900
  Delco Remy International, Inc. ................   24,960     15,300    10,920
                                                   -------   --------   -------
Investments in publicly traded affiliates........  $46,510     56,180    57,820
                                                   =======
Other non-public affiliates......................              54,550    35,740
                                                             --------   -------
Total............................................            $110,730   $93,560
                                                             ========   =======

     The Company's carrying value in common stock of these equity affiliates exceeded its equity in the underlying net book value by approximately $12 million at December 31, 1999. This excess is being amortized over 40 years.

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

                                MASCOTECH, INC.

     In September 1997, the Company exchanged its equity holdings in Emco Limited, with a value approximating $106 million (resulting in a pre-tax gain of approximately $46 million), and approximately $46 million in cash to satisfy an indebtedness to Masco Corporation.

     In December 1997, DRI completed an initial public offering reducing the Company's common equity ownership interest in DRI to approximately 12 percent on a diluted basis. As a result of the change in the Company's common equity ownership interest in DRI, the Company recognized a pre-tax gain of approximately $5 million.

     In addition to its equity investments in publicly traded affiliates, the Company has equity and other investment interests in privately held automotive-related companies, including the Company's 36 percent common equity ownership in Saturn Electronics & Engineering, Inc., a manufacturer of electromechanical and electronic automotive components; a 45 percent common equity ownership in MSX International, Inc., a provider of technology-based business services and product development services; and a 16 percent common equity ownership in Qualitor, Inc., a supplier of automotive aftermarket products.

     Equity in undistributed earnings of affiliates of $15 million at December 31, 1999, $6 million at December 31, 1998 and $68 million at December 31, 1997 are included in consolidated retained earnings.

     Approximate combined condensed financial data of the Company's equity affiliates (including TriMas through the date of acquisition in early 1998, Qualitor since its formation in early 1999, and Emco through the date of disposition September 30, 1997) accounted for under the equity method are as follows:

                                                              (IN THOUSANDS)
                                                              AT DECEMBER 31
                                                          -----------------------
                                                             1999         1998
                                                          -----------   ---------
Current assets..........................................  $ 1,180,990   $ 948,370
Current liabilities.....................................     (708,150)   (451,200)
                                                          -----------   ---------
  Working capital.......................................      472,840     497,170
Property and equipment, net.............................      632,530     473,460
Excess of cost over net assets of acquired companies and
  other assets..........................................      499,040     349,060
Long-term debt..........................................   (1,087,650)   (846,330)
Deferred income taxes and other long-term liabilities...      (70,250)    (52,030)
                                                          -----------   ---------
  Shareholders' equity..................................  $   446,510   $ 421,330
                                                          ===========   =========

                                                       (IN THOUSANDS)
                                              FOR THE YEARS ENDED DECEMBER 31
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
Net sales.................................  $3,304,610   $2,764,860   $3,484,540
                                            ==========   ==========   ==========
Operating profit..........................  $  177,220   $  125,730   $  264,590
                                            ==========   ==========   ==========
Earnings attributable to common stock.....  $   41,070   $   32,480   $  108,230
                                            ==========   ==========   ==========

                                MASCOTECH, INC.

     Equity and other income from affiliates consists of the following:

                                                              (IN THOUSANDS)
                                                      FOR THE YEARS ENDED DECEMBER 31
                                                     ---------------------------------
                                                      1999         1998         1997
                                                     -------      -------      -------
The Company's equity in affiliates' earnings
  available for common shareholders............      $10,300      $ 7,340      $31,330
Interest and dividend income...................        2,930        2,810       12,030
                                                     -------      -------      -------
Equity and other income from affiliates........      $13,230      $10,150      $43,360
                                                     =======      =======      =======

PROPERTY AND EQUIPMENT, NET:

                                                             (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                          ---------------------
                                                             1999        1998
                                                          ----------   --------
Cost:
  Land and land improvements............................  $   30,650   $ 33,160
  Buildings.............................................     184,170    179,870
  Machinery and equipment...............................     830,400    777,710
                                                          ----------   --------
                                                           1,045,220    990,740
Less: Accumulated depreciation..........................     322,540    312,610
                                                          ----------   --------
                                                          $  722,680   $678,130
                                                          ==========   ========

     Depreciation expense totalled $55 million, $52 million and $34 million in 1999, 1998 and 1997, respectively.

ACCRUED LIABILITIES:

                                                             (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                          ---------------------
                                                             1999        1998
                                                          ----------   --------
Salaries, wages and commissions.........................  $    8,800   $ 16,550
Vacation, holiday and bonus.............................      18,550     19,420
Income taxes............................................       3,940      8,790
Interest................................................       5,250      4,300
Insurance...............................................      24,130     22,470
Property, payroll and other taxes.......................       5,380      5,490
Pension.................................................      20,850     13,600
Other...................................................      27,010     44,610
                                                          ----------   --------
                                                          $  113,910   $135,230
                                                          ==========   ========

                                MASCOTECH, INC.

LONG-TERM DEBT:

                                                            (IN THOUSANDS)
                                                            AT DECEMBER 31
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
4 1/2% Convertible Subordinated Debentures, due 2003
  and convertible into Company Common Stock at $31 per
  share...............................................  $  305,000   $  310,000
Bank revolving credit agreement.......................     606,000      500,000
Bank term loan........................................     383,000      475,000
Other.................................................      85,660      108,060
                                                        ----------   ----------
                                                         1,379,660    1,393,060
Less: Current portion of long-term debt...............       6,770        4,820
                                                        ----------   ----------
Long-term debt........................................  $1,372,890   $1,388,240
                                                        ==========   ==========

     In connection with the TriMas acquisition in early 1998 (see "Acquisitions" note), the Company entered into a new $1.3 billion credit facility. This facility includes a $500 million term loan with remaining principal payments as follows: 2000 -- $60 million; 2001 -- $75 million; 2002 -- $138 million; and
2003 -- $110 million. The credit facility also includes an $800 million revolver which terminates in 2003. The Company has recorded the $60 million principal payment due in 2000 as long-term because the Company has the ability and intent to refinance amounts due in 2000 on a long-term basis utilizing the revolver.

     Other debt at December 31, 1999 principally consists of borrowings denominated in foreign currencies under the revolving credit agreement by the Company's subsidiaries. At December 31, 1999, there was approximately $120 million unused under the revolving credit agreement.

     The interest rates applicable to the revolver and term loan are principally at alternative floating rates which approximated seven percent at December 31, 1999. Interest rate swaps covering a notional amount of $400 million of the Company's floating rate debt were entered into in 1998 at an aggregate interest rate of approximately seven percent including the current borrowing spread under the Company's revolving credit agreement. These swap agreements expire at various dates in 2000 through 2007.

     The credit facility requires the maintenance of a specified level of shareholders' equity plus subordinated debt, with limitations on the ratios of total debt to cash flow (as defined) and cash flow less capital expenditures (as defined) to interest plus taxes and scheduled debt payments. In addition, there are limitations on dividends, share repurchases and subordinated debt repurchases. Under the most restrictive of these provisions, approximately $26 million would have been available at December 31, 1999 for the payment of cash dividends and the acquisition of Company capital stock. The facility is collateralized by a pledge of the stock of TriMas.

     Masco Corporation has agreed to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures through 2002.

     The maturities of debt as at December 31, 1999 during the next five years are as follows (in millions): 2000 -- $67; 2001 -- $84; 2002 -- $141;
2003 -- $1,033; and 2004 -- $2.

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

                                MASCOTECH, INC.

     The Company repurchased and retired approximately 1.3 million shares of its common stock in 1999, 3.6 million shares of its common stock in 1998 and approximately .3 million shares of its common stock and approximately .5 million shares of its preferred stock in 1997, pursuant to Board of Directors' authorized repurchase programs. At December 31, 1999, the Company may repurchase approximately 3.3 million additional shares of Company Common Stock pursuant to the repurchase authorization.

     In 1996, the Company purchased from Masco Corporation 17 million shares of MascoTech common stock and warrants to purchase 10 million shares of MascoTech common stock for cash and notes approximating $266 million. In addition, Masco Corporation has agreed to purchase from the Company, at the Company's option, up to $200 million of subordinated debentures through 2002.

     MascoTech has the right of first refusal to purchase the approximate 7.8 million shares of MascoTech common stock that Masco Corporation continues to hold, should Masco Corporation decide to dispose of such shares.

     On the basis of amounts paid (declared), cash dividends per common share were $.30 ($.30) in 1999, $.26 ($.20) in 1998 and $.22 ($.28) in 1997.

STOCK OPTIONS AND AWARDS:

     The Company's Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 1999, outstanding stock-based incentives are in the form of restricted long-term stock awards and stock options.

     Pursuant to the Plan, the Company granted long-term stock awards, net, for 622,000, 908,000 and 565,000 shares of Company Common Stock during 1999, 1998 and 1997, respectively, to key employees of the Company. The weighted average fair value per share of long-term stock awards granted during 1999, 1998 and 1997 on the date of grant was $14, $19 and $19, respectively. Compensation expense for the vesting of long-term stock awards was approximately $4.7 million, $5.2 million and $4.7 million in 1999, 1998 and 1997, respectively. The unamortized value of unvested stock awards, aggregating approximately $44 million at December 31, 1999, are generally amortized over ten-year vesting periods and are recorded in the financial statements as a deduction from shareholders' equity.

     Fixed stock options are granted to key employees of the Company and have a maximum term of ten years. The exercise price of each fixed option equals the market price of Company Common Stock on the date of grant. These options either vest no later than ten years after grant or in installments beginning in the third year and extending through the eighth year after grant.

                                MASCOTECH, INC.

     A summary of the status of the Company's stock options granted under the Plan or prior plans for the three years ended December 31, 1999 is presented below.

                                                                   (SHARES IN THOUSANDS)
                                                                1999        1998       1997
                                                                -----      ------      -----
Option shares outstanding, January 1........................    3,950       3,770      4,290
  Weighted average exercise price...........................      $14         $10        $10
Option shares granted.......................................      180       1,480         80
  Weighted average exercise price...........................      $14         $19        $20
Option shares exercised.....................................     (140)     (1,160)      (500)
  Weighted average exercise price...........................       $5         $10         $8
Option shares canceled......................................     (110)       (140)      (100)
  Weighted average exercise price...........................      $18         $15        $16
Option shares outstanding, December 31......................    3,880       3,950      3,770
  Weighted average exercise price...........................      $14         $14        $10
  Weighted average remaining option term (in years).........      5.9         6.6        4.7
Option shares exercisable, December 31......................    1,200         750      1,430
  Weighted average exercise price...........................       $9          $9         $9

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                         (SHARES IN THOUSANDS)
                      NUMBER                                               NUMBER
    RANGE OF        OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
 EXERCISE PRICES    AT 12/31/99    REMAINING LIFE     EXERCISE PRICE     AT 12/31/99    EXERCISE PRICE
-----------------   -----------   ----------------   -----------------   -----------   ----------------
$4.50 -- $14           1,060            1.6               $ 5.46              790           $ 5.06
$14 -- $18             1,380            7.0               $14.51              360           $14.58
$18 -- $25             1,440            7.9               $19.20               50           $22.16
                       -----                                                -----
Total Outstanding      3,880                         Total Exercisable      1,200
                       =====                                                =====

     At December 31, 1999, 1998 and 1997, a combined total of 3,450,000, 3,820,000 and 5,223,000 shares, respectively, of Company Common Stock were available for the granting of options and incentive awards under the above plans.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income in the statement of income. The weighted average fair value on the date of grant of options granted was $3.60, $6.30 and $7.70 in 1999, 1998 and 1997, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma effects on the Company's earnings per share would have been a reduction of approximately $.04, $.04 and $.02 in 1999, 1998 and 1997, respectively.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1999    1998    1997
                                                        -----   -----   -----
Risk-free interest rate...............................   5.1%    5.5%    6.5%
Dividend yield........................................   1.9%    1.3%    1.4%
Volatility factor.....................................  26.2%   28.8%   35.0%
Expected option life (in years).......................    5.5     5.5     5.5

                                MASCOTECH, INC.

EMPLOYEE BENEFIT PLANS:

     Pension and Profit-Sharing Benefits. The Company sponsors defined-benefit pension plans for most of its employees. In addition, substantially all salaried employees participate in noncontributory profit-sharing plans, to which payments are approved annually by the Board of Directors. Aggregate charges to income under these plans were $21 million in 1999, $15 million in 1998 and $9 million in 1997.

     Net periodic pension cost for the Company's defined-benefit pension plans includes the following components for the three years ended December 31, 1999:

                                                                 (IN THOUSANDS)
                                                    1999       1998      1997
                                                   -------   --------   -------
Service cost.....................................  $ 7,590   $  6,470   $ 3,480
Interest cost....................................   12,640     11,380     6,650
Expected return on assets........................   (9,670)   (11,430)   (6,600)
Amortization of transition obligation (asset)....      130       (170)     (120)
Amortization of prior-service cost...............      650        750       690
Amortization of net loss.........................    1,440        670       410
                                                   -------   --------   -------
Net periodic pension cost........................  $12,780   $  7,670   $ 4,510
                                                   =======   ========   =======

     Major assumptions used in accounting for the Company's defined-benefit pension plans are as follows:

                                                     1999      1998     1997
                                                     -----    ------   ------
Discount rate for obligations......................  7.75%     6.75%    7.25%
Rate of increase in compensation levels............  5.00%     5.00%    5.00%
Expected long-term rate of return on plan assets...  9.00%    11.00%   11.00%

                                MASCOTECH, INC.

     The following provides a reconciliation of the changes in the defined-benefit pension plans' projected benefit obligations and fair value of assets for each of the two years ended December 31, 1999, and the funded status as of December 31, 1999 and 1998:

                                                                 (IN THOUSANDS)
                                                            1999        1998
                                                          ---------   ---------
CHANGES IN PROJECTED BENEFIT OBLIGATIONS
Benefit obligations at January 1........................  $(184,030)  $ (99,150)
  Acquisitions..........................................     --         (63,720)
  Service cost..........................................     (7,130)     (5,900)
  Interest cost.........................................    (12,640)    (11,380)
  Plan amendments.......................................     (1,460)       (650)
  Actuarial gain (loss).................................     22,830      (9,580)
  Benefit payments......................................      8,660       6,350
                                                          ---------   ---------
Projected benefit obligations at December 31............  $(173,770)  $(184,030)
                                                          ---------   ---------
CHANGES IN PLAN ASSETS
Fair value of plan assets at January 1..................  $ 110,760   $  63,020
  Actual return on plan assets..........................    (12,110)      1,890
  Acquisitions..........................................     --          46,420
  Contributions.........................................     11,520       6,430
  Benefit payments......................................     (8,480)     (6,350)
  Expenses/Other........................................       (430)       (650)
                                                          ---------   ---------
Fair value of plan assets at December 31................  $ 101,260   $ 110,760
                                                          =========   =========
FUNDED STATUS
Plan assets less than projected benefits at December
  31....................................................  $ (72,510)  $ (73,270)
  Unamortized transition obligation (asset).............        270      (1,100)
  Unamortized prior-service cost........................      7,500       7,640
  Unamortized net loss..................................     29,340      36,600
                                                          ---------   ---------
Net liability recognized at December 31.................  $ (35,400)  $ (30,130)
                                                          =========   =========

     The following provides the amounts related to the plans at December 31, 1999 and 1998:

                                                                 (IN THOUSANDS)
                                                             1999        1998
                                                           --------    --------
Accrued benefit liability................................  $(56,650)   $(51,370)
Intangible asset.........................................    11,250      10,540
Accumulated other comprehensive income...................    10,000      10,700
                                                           --------    --------
  Net liability recognized...............................  $(35,400)   $(30,130)
                                                           ========    ========

                                MASCOTECH, INC.

     Postretirement Benefits. The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 1999, 1998 and 1997:

                                                                 (IN THOUSANDS)
                                                        1999     1998     1997
                                                       ------   ------   ------
Service cost.........................................  $  400   $  300   $  300
Interest cost........................................   1,200    1,200    1,400
Net amortization.....................................     500     (100)     700
                                                       ------   ------   ------
Net periodic postretirement benefit cost.............  $2,100   $1,400   $2,400
                                                       ======   ======   ======

     The following provides a reconciliation of the changes in the postretirement benefit plans' benefit obligations for each of the two years ended December 31, 1999 and the status as of December 31, 1999 and 1998:

                                                                 (IN THOUSANDS)
                                                              1999       1998
                                                            --------   --------
CHANGES IN BENEFIT OBLIGATIONS
Benefit obligations at January 1..........................  $(18,900)  $(12,400)
  Acquisitions............................................        --     (4,400)
  Service cost............................................      (400)      (300)
  Interest cost...........................................    (1,200)    (1,200)
  Employee contributions..................................      (100)      (100)
  Actuarial gain (loss)...................................     1,000     (1,900)
  Benefit payments........................................     1,300      1,200
  Curtailment.............................................       100        200
                                                            --------   --------
Benefit obligations at December 31........................  $(18,200)  $(18,900)
                                                            ========   ========
STATUS
Benefit obligations at December 31........................  $(18,200)  $(18,900)
  Unamortized transition obligation.......................     8,400      9,300
  Unrecognized prior-service cost.........................       400        500
  Unrecognized net gain...................................    (6,700)    (6,200)
                                                            --------   --------
Net liability at December 31..............................  $(16,100)  $(15,300)
                                                            ========   ========

     The discount rate used in determining the accumulated postretirement benefit obligation increased from 6.75 percent in 1998 to 7.75 percent in 1999. The assumed health care cost trend rate in 1999 was eight percent, decreasing to an ultimate rate in the year 2007 of five percent. If the assumed medical cost trend rates were increased by one percent, the accumulated postretirement benefit obligations would increase by $1.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $.1 million. If the assumed medical cost trend rates were decreased by one percent, the accumulated postretirement benefit obligations would decrease by $1.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $.1 million.

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

     Included in the Specialty Metal Formed Products segment are sales to one customer of $197 million, $184 million and $156 million in 1999, 1998 and 1997, respectively; sales to another customer, attributed mainly to the Specialty Metal Formed Products segment, of $140 million in 1997; sales to a third customer, attributed mainly to the Specialty Metal Formed Products segment, of $79 million in 1997; and sales to a fourth customer, attributed mainly to the Specialty Metal Formed Products segment, of $62 million in 1997. Specialty Metal Formed Products' operating profit for 1997 was reduced by $17 million of nonrecurring charges.

     The Company's export sales approximated $143 million, $142 million and $71 million in 1999, 1998 and 1997, respectively.

                                MASCOTECH, INC.

     Intersegment transactions represent principally transactions occurring in the ordinary course of business.

                                                                     SPECIALTY                            (IN THOUSANDS)
                               SPECIALTY                             PACKAGING    SPECIALTY     COMPANIES
                              METAL FORMED    TOWING    SPECIALTY   AND SEALING   INDUSTRIAL   SOLD OR HELD
                                PRODUCTS     SYSTEMS    FASTENERS    PRODUCTS      PRODUCTS      FOR SALE       TOTAL
                              ------------   --------   ---------   -----------   ----------   ------------   ----------
1999
-----------------------------
Revenue from external
  customers..................   $817,000     $260,000   $241,000     $216,000      $107,000      $ 39,000     $1,680,000
Intersegment revenue.........      9,000        8,000      4,000       --             1,000         1,000         23,000
Depreciation and
  amortization...............     35,000       10,000     12,000       13,000         5,000         2,000         77,000
Segment operating profit.....    112,000       37,000     35,000       41,000        14,000         4,000        243,000
Segment net assets...........    602,000      289,000    329,000      422,000       140,000        --          1,782,000
Capital expenditures.........     87,000        9,000     12,000       19,000         7,000        --            134,000
1998
-----------------------------
Revenue from external
  customers..................   $760,000     $238,000   $226,000     $223,000      $110,000      $115,000     $1,672,000
Intersegment revenue.........      5,000        6,000      3,000       --             1,000         3,000         18,000
Depreciation and
  amortization...............     34,000        9,000     10,000       11,000         5,000         6,000         75,000
Segment operating profit.....    106,000       34,000     38,000       46,000        16,000        12,000        252,000
Segment net assets...........    494,000      281,000    328,000      423,000       140,000       102,000      1,768,000
Capital expenditures.........     63,000        8,000     14,000       16,000         4,000         3,000        108,000
1997
-----------------------------
Revenue from external
  customers..................   $711,000        --      $ 44,000       --          $ 37,000      $130,000     $  922,000
Intersegment revenue.........      9,000        --         1,000       --            --             2,000         12,000
Depreciation and
  amortization...............     29,000        --         1,000       --             2,000         6,000         38,000
Segment operating profit.....     88,000        --         8,000       --             7,000        16,000        119,000
Segment net assets...........    444,000        --        17,000       --            18,000       109,000        588,000
Capital expenditures.........     46,000        --         1,000       --             2,000         5,000         54,000

     The following table presents the Company's revenues for each of the years ended December 31 and net assets at each year ended December 31 by geographic area, attributed to each subsidiary's continent of domicile. Revenue and net assets from no single foreign country was material to the consolidated revenues and net assets of the Company.

                                                                                                (IN THOUSANDS)
                                             1999                      1998                      1997
                                    ----------------------    ----------------------    ----------------------
                                     SALES      NET ASSETS     SALES      NET ASSETS     SALES      NET ASSETS
                                    --------    ----------    --------    ----------    --------    ----------
Europe..........................    $165,000     $182,000     $149,000     $171,000     $100,000     $111,000
Australia.......................      23,000       14,000       18,000       10,000        --          --
Other North America.............      12,000       18,000       16,000       12,000        --          --
                                    --------     --------     --------     --------     --------     --------
  Total foreign.................    $200,000     $214,000     $183,000     $193,000     $100,000     $111,000
                                    ========     ========     ========     ========     ========     ========

                                MASCOTECH, INC.

     The following is a reconciliation of reportable segment revenue from external customers, segment operating profit and segment net assets to the Company's consolidated totals:

                                                                                     (IN THOUSANDS)
                                                                  1999          1998         1997
                                                               ----------    ----------    --------
REVENUE FROM EXTERNAL CUSTOMERS
Revenue from external customers for reportable segments....    $1,680,000    $1,672,000    $922,000
TriMas sales prior to acquisition..........................        --           (36,000)      --
                                                               ----------    ----------    --------
          Total net sales..................................    $1,680,000    $1,636,000    $922,000
                                                               ==========    ==========    ========

                                                                                     (IN THOUSANDS)
                                                                  1999          1998         1997
                                                               ----------    ----------    --------
OPERATING PROFIT
Total operating profit for reportable segments.............    $  243,000    $  252,000    $119,000
General corporate expense..................................       (24,000)      (24,000)    (22,000)
Gain (loss) on disposition of businesses...................        14,000       (41,000)      --
Charge for asset impairment................................       (18,000)       --           --
MSTI earnout...............................................        --            25,000       5,000
TriMas operating profit prior to acquisition...............        --            (5,000)      --
                                                               ----------    ----------    --------
          Total operating profit...........................    $  215,000    $  207,000    $102,000
                                                               ==========    ==========    ========

                                                                                     (IN THOUSANDS)
                                                                  1999          1998         1997
                                                               ----------    ----------    --------
NET ASSETS AT DECEMBER 31
Total net operating assets for reportable segments.........    $1,782,000    $1,768,000    $588,000
Corporate net assets.......................................        91,000        72,000     372,000
                                                               ----------    ----------    --------
          Total net assets.................................    $1,873,000    $1,840,000    $960,000
                                                               ==========    ==========    ========

     The information that the chief operating decision maker utilizes includes total net assets as presented in the table above. Total net assets is defined by the Company as total assets less current liabilities. Included in corporate net assets for 1999 were capital expenditures of $2 million.

OTHER SIGNIFICANT ITEMS

                                                                                     (IN THOUSANDS)
                                                                  1999          1998         1997
                                                               ----------    ----------    --------
DEPRECIATION AND AMORTIZATION
Segment totals.............................................    $   77,000    $   75,000    $ 38,000
Adjustments................................................         6,000         9,000       5,000
                                                               ----------    ----------    --------
          Consolidated totals..............................    $   83,000    $   84,000    $ 43,000
                                                               ==========    ==========    ========

     The above adjustments to depreciation and amortization are principally the result of compensation expense related to stock award amortization and prepaid debenture expense amortization.

                                MASCOTECH, INC.

OTHER INCOME (EXPENSE), NET:

                                                              (IN THOUSANDS)
                                                      1999         1998         1997
                                                     -------      -------      -------
Other, net:
  Net realized and unrealized gains from
     marketable securities.......................    $    --      $ 3,330      $13,130
  Interest income................................      2,170        4,180        3,440
  Other, net.....................................     (7,390)      (5,450)         830
                                                     -------      -------      -------
                                                     $(5,220)     $ 2,060      $17,400
                                                     =======      =======      =======

INCOME TAXES:

                                                                   (IN THOUSANDS)
                                                      1999        1998        1997
                                                    --------    --------    --------
Income before income taxes:
  Domestic......................................    $123,610    $115,630    $173,410
  Foreign.......................................      15,860      28,890      16,880
                                                    --------    --------    --------
                                                    $139,470    $144,520    $190,290
                                                    ========    ========    ========
Provision for income taxes:
  Currently payable:
     Federal....................................    $ 26,810    $ 28,210    $ 40,290
     State and local............................       5,450       3,950       6,810
     Foreign....................................       5,220      15,000      10,430
  Deferred:
     Federal....................................       7,390         590      18,840
     Foreign....................................       2,170        (700)     (1,320)
                                                    --------    --------    --------
     Income taxes...............................    $ 47,040    $ 47,050    $ 75,050
                                                    ========    ========    ========

     The components of deferred taxes at December 31, 1999 and 1998 are as follows:

                                                                (IN THOUSANDS)
                                                               1999        1998
                                                             --------    --------
Deferred tax assets:
  Inventories............................................    $  2,920    $  2,990
  Accrued liabilities and other long-term liabilities....      47,880      51,910
  Expected capital loss benefit from disposition of
     businesses..........................................       8,900       7,910
                                                             --------    --------
                                                               59,700      62,810
                                                             --------    --------
Deferred tax liabilities:
  Property and equipment.................................     111,680     101,640
  Other, principally equity investments in affiliates....      26,710      26,170
                                                             --------    --------
                                                              138,390     127,810
                                                             --------    --------
Net deferred tax liability...............................    $ 78,690    $ 65,000
                                                             ========    ========

                                MASCOTECH, INC.

     The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:

                                                                   (IN THOUSANDS)
                                                       1999      1998      1997
                                                      -------   -------   -------
U.S. federal statutory rate.........................    35%       35%       35%
                                                      -------   -------   -------
Tax at U.S. federal statutory rate..................  $48,810   $50,580   $66,600
State and local taxes, net of federal tax benefit...    3,540     2,570     4,430
Higher effective foreign tax rate...................    1,840     4,210     3,200
Non-taxable additional consideration from previously
  sold business.....................................       --    (8,190)   (1,710)
Disposition of businesses...........................   (7,870)   (2,400)       --
Amortization in excess of tax, net..................    2,950     1,390      (760)
Other, net..........................................   (2,230)   (1,110)    3,290
                                                      -------   -------   -------
  Income taxes......................................  $47,040   $47,050   $75,050
                                                      =======   =======   =======

     A provision has not been made at December 31, 1999 for U.S. or additional foreign withholding taxes on approximately $93 million of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used to estimate the fair value of each class of financial instruments:

CASH AND CASH INVESTMENTS

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

DERIVATIVES

     The Company has limited involvement with derivative financial instruments, and does not use derivatives for trading purposes. The derivatives, principally consisting of futures contracts and interest rate swap

                                MASCOTECH, INC.

agreements, are intended to reduce the market risk associated with the Company's marketable equity securities portfolio and floating rate debt.

     The Company's investment in futures contracts increases in value as a result of decreases in the underlying index and decreases in value when the underlying index increases. The contracts are financial instruments (with off-balance sheet market risk), as they are required to be settled in cash. The Company's market risk is subject to the price differential between the contract market value and contract cost. The average monthly notional amount of futures contracts in 1997 was approximately $17 million. Futures contracts trade on organized exchanges, and as a result, settlement of such contracts has little credit risk. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled periodically. Initial margin requirements are recorded as cash investments in the balance sheet. Futures contracts are short-term in nature, usually less than six months. There were no contracts outstanding at December 31, 1999 or 1998.

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

     The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $13 million at December 31, 1999. Exposure to credit loss occurs when the fair value of the agreements is a net receivable. The interest rate swaps are with major banks of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                                                  (IN THOUSANDS)
                                                        1999                      1998
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------   ----------   ----------   ----------
Cash and cash investments....................  $    4,490   $    4,490   $   29,390   $   29,390
Notes receivable and other assets............  $    4,180   $    4,560   $    5,290   $    4,480
Long-term debt:
  Bank debt..................................  $1,039,890   $1,039,890   $1,051,260   $1,051,260
  4 1/2% Convertible Subordinated
     Debentures..............................  $  305,000   $  225,700   $  310,000   $  251,100
  Other long-term debt.......................  $   28,000   $   27,850   $   26,980   $   25,580

                                MASCOTECH, INC.

INTERIM AND OTHER SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

                                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE QUARTERS ENDED
                                              ------------------------------------------------------------------------
                                              DECEMBER             SEPTEMBER               JUNE                MARCH
                                                31ST                 30TH                  30TH                 31ST
                                              --------             ---------             --------             --------
1999:
------------------------------------------
Net sales.................................    $395,220             $399,300              $436,510             $448,660
Gross profit..............................    $103,980             $ 99,340              $113,690             $116,020
Net income................................    $22,260              $ 20,200              $ 26,110             $ 23,860
  Per common share:
          Basic...........................       $.54                  $.49                  $.64                 $.58
          Diluted.........................       $.45                  $.41                  $.51                 $.47
Market price per common share:
  High....................................        $17  1/16             $17  11/16            $17 3/4              $17
  Low.....................................        $10  5/8              $15  9/16             $15 1/8              $14
1998:
------------------------------------------
Net sales.................................    $401,760             $399,500              $433,480             $400,760
Gross profit..............................    $104,960             $100,150              $117,070             $104,390
Net income................................    $18,120              $ 16,790              $ 29,820             $ 32,740
  Per common share:
          Basic...........................       $.43                  $.38                  $.68                 $.74
          Diluted.........................       $.36                  $.33                  $.54                 $.60
Market price per common share:
  High....................................        $18  3/4              $24  1/8              $26 7/16             $23 1/4
  Low.....................................        $15  1/4              $16  1/4              $22 5/16             $17 11/16

     In the first quarter and second quarter of 1999, the Company recognized non-cash charges aggregating approximately $6 million pre-tax to reflect the other than temporary decline in value of equity affiliates of the Company.

     In 1999, the Company completed the sale of its aftermarket-related and vacuum metalizing businesses. These transactions resulted in a pre-tax gain of approximately $26 million, of which approximately $10 million was recognized in the first quarter 1999 and approximately $16 million in the second quarter 1999.

     In the second quarter 1999, the Company recorded a non-cash pre-tax charge of approximately $17.5 million related to impairment of certain long-lived assets, which included its hydroforming equipment and related intellectual property.

     In the fourth quarter 1999, the Company recognized pre-tax charges aggregating approximately $12 million, principally related to the closure of a plant and the sale of a business.

     In January 1998, the Company completed the acquisition of TriMas Corporation ("TriMas") by purchasing all the outstanding shares of TriMas not already owned by the Company for approximately $920 million. The results for 1998 reflect TriMas' sales and operating results from the date of acquisition.

     Results for first quarter 1998 benefitted from pre-tax gains aggregating approximately $12 million which resulted from partial recognition of a deferred gain related to the 1997 divestiture of a business and gains from the Company's marketable securities portfolio.

     Second quarter results for 1998 were impacted by a charge (approximately $41 million pre-tax) principally related to the disposition of certain businesses. This charge more than offset the gain related to additional consideration received by the Company in the second quarter of 1998 resulting from the disposition of MascoTech Stamping Technologies, Inc. in 1996.

                                MASCOTECH, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1999

Schedules, as required for the years ended December 31, 1999, 1998 and 1997:

                                                                PAGE
                                                                ----
II. Valuation and Qualifying Accounts.......................    F-29

                                MASCOTECH, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

           COLUMN A              COLUMN B            COLUMN C             COLUMN D      COLUMN E
------------------------------  ----------   -------------------------   ----------   -------------
                                                     ADDITIONS
                                             -------------------------
                                                             CHARGED
                                BALANCE AT     CHARGED      (CREDITED)
                                BEGINNING      TO COSTS      TO OTHER                  BALANCE AT
         DESCRIPTION            OF PERIOD    AND EXPENSES    ACCOUNTS    DEDUCTIONS   END OF PERIOD
------------------------------  ----------   ------------   ----------   ----------   -------------
                                                               (A)          (B)
Allowance for doubtful
  accounts, deducted from
  accounts receivable in the
  balance sheet:
  1999........................  $3,410,000    $1,080,000    $   20,000   $  220,000    $4,290,000
                                ==========    ==========    ==========   ==========    ==========
  1998........................  $1,180,000    $  750,000    $2,590,000   $1,110,000    $3,410,000
                                ==========    ==========    ==========   ==========    ==========
  1997........................  $2,000,000    $  500,000    $   60,000   $1,380,000    $1,180,000
                                ==========    ==========    ==========   ==========    ==========

NOTES:

     (A) Allowance of companies acquired, and other adjustments, net.

     (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
 3.i        Restated Certificate of Incorporation of Masco Corporation
            and amendments thereto.(5)
 3.ii       Bylaws of Masco Corporation, as amended.(7)
 4.a.i      Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York,
            as Trustee,(3) and Directors' resolutions establishing Masco
            Corporation's: (i) 9% Notes Due October 1, 2001(3), (ii)
            6 1/8 Notes Due September 15, 2003(7), (iii) 7 1/8%
            Debentures Due August 15, 2013(7), (iv) 6.625% Debentures
            Due April 15, 2018(7), (v) 5.75% Notes Due 2008(7) and (vi)
            7 3/4% Debentures Due August 1, 2029. (filed herewith)
 4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
            dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago. (filed herewith)
 4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago.
            (filed herewith)
 4.b        $750,000,000 Amended and Restated Credit Agreement dated as of November 14, 1996 among Masco Corporation, the banks
            party thereto and Morgan Guaranty Trust Company of New York, as agent(3) and Amendment No. 1 dated April 30, 1997(4) and
            Amendment dated as of March 30, 1998.(5)
 4.c        Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent(1) and
            Amendment No. 1 to Rights Agreement dated as of September
            23, 1998.(6)
 4.d        Indenture dated as of November 1, 1986 between Masco
            Industries, Inc. (now known as MascoTech, Inc.) and Morgan
            Guaranty Trust Company of New York, as Trustee; Agreement of
            Appointment and Acceptance of Successor Trustee dated as of
            August 4, 1994 among MascoTech, Inc., Morgan Guaranty Trust
            Company of New York and The First National Bank of Chicago;
            Supplemental Indenture dated as of August 5, 1994 among
            MascoTech, Inc. and The First National Bank of Chicago, as
            Trustee (7); Directors' resolutions establishing Masco
            Industries, Inc.'s 4 1/2% Convertible Subordinated
            Debentures Due 2003(7); and Form of Note. (filed herewith)
 4.e        $1,300,000,000 Credit Agreement dated as of January 16, 1998 among MascoTech, Inc., MascoTech Acquisition, Inc., the
            banks party thereto from time to time, The First National
            Bank of Chicago, as Administrative Agent, Bank of America
            NT&SA and NationsBank, N.A., as Syndication Agents, and
            Amendment No. 1 thereto dated as of February 10, 1998.(4)
 4.f        DM 350,000,000 Multicurrency Revolving Credit Facility dated
            September 14, 1998 among Masco GmbH, as Borrower, Masco
            Corporation, as Guarantor, Commerzbank Aktiengesellschaft
            (Arranger) and Commerzbank International S.A. (Agent).(7)
4.g         DM 400,000,000 Term Loan Facility dated July 9, 1997 among
            Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
            Commerzbank Aktiengesellschaft (Arranger) and Commerzbank
            International S.A. (Agent) for the banks party thereto, and
            Amendment dated as of June 12, 1998 to Credit Agreement.(7)
4.h         $1,000,000,000 Amended and Restated Credit Agreement dated as of March 20, 2000 among Masco Corporation, the banks
            party thereto, Commerzbank Aktiengesellschaft and Bank of
            America, N.A., as syndication agents, and Bank One, NA, as administrative agent. (filed herewith)
NOTE:       Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such
            instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
10.a        Assumption and Indemnification Agreement dated as of May 1,
            1984 between Masco Corporation and Masco Industries, Inc.
            (now known as MascoTech, Inc.).(1)
10.b        Corporate Services Agreement and Annex dated as of January
            1, 1987 between Masco Corporation and Masco Industries, Inc.
            (now known as MascoTech, Inc.), Amendment No. 1 dated as of
            October 31, 1996, and related letter agreements dated
            January 22, 1998 and June 17, 1998. (all filed herewith)
10.c        Corporate Opportunities Agreement dated as of May 1, 1984
            between Masco Corporation and Masco Industries, Inc. (now
            known as MascoTech, Inc.)(1) and Amendment No. 1 dated as of
            October 31, 1996.(2)
10.d        Stock Repurchase Agreement dated as of May 1, 1984 between
            Masco Corporation and Masco Industries, Inc. (now known as
            MascoTech, Inc.) and related letter dated September 20,
            1985, Amendment to Stock Repurchase Agreement dated as of
            December 20, 1990, and Amendment to Stock Repurchase
            Agreement included in Agreement dated as of November 23,
            1993.(7)
10.e        Amended and Restated Securities Purchase Agreement dated as of November 23, 1993 ("Securities Purchase Agreement")
            between MascoTech, Inc. and Masco Corporation, including
            form of Note, Agreement dated as of November 23, 1993
            relating thereto, and Amendment No. 1 to the Securities
            Purchase Agreement dated as of October 31, 1996.(7)
10.f        Registration Agreement dated as of March 31, 1993, between
            Masco Corporation and Masco Industries, Inc. (now known as
            MascoTech, Inc.).(7)
NOTE:       Exhibits 10.g through 10.q constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.g        Masco Corporation 1991 Long Term Stock Incentive Plan
            (Restated July 10, 1998).(7)
10.h        Masco Corporation 1988 Restricted Stock Incentive Plan
            (Restated December 6, 1995).(1)
10.i        Masco Corporation 1988 Stock Option Plan (Restated September
            22, 1999). (filed herewith)
10.j        Masco Corporation Supplemental Executive Retirement and
            Disability Plan. (filed herewith)
10.k        Masco Corporation 1997 Annual Incentive Compensation
            Plan.(4)
10.l        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
            amended July 10, 1998).(7)
10.m        MascoTech, Inc. 1991 Long Term Stock Incentive Plan
            (Restated July 15, 1998).(7)
10.n        MascoTech, Inc. 1984 Restricted Stock Incentive Plan
            (Restated December 6, 1995).(1)
10.o        MascoTech, Inc. 1984 Stock Option Plan (Restated September
            21, 1999). (filed herewith)
10.p        MascoTech, Inc. 1997 Non-Employee Directors Stock Plan.(4)
10.q        Description of the Masco Corporation Program for Estate,
            Financial Planning and Tax Assistance.(4)
10.r        12% Senior Note Due 2008 by Furnishings International Inc.
            to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
            and Masco Corporation.(3)
10.s        Stock Purchase Agreement dated as of October 15, 1996
            between Masco Corporation and MascoTech, Inc.(2)
10.t        Registration Rights Agreement among Masco Corporation and
            the Investors listed therein dated as of August 31, 1999.(8)
12          Computation of Ratio of Earnings to Fixed Charges. (filed
            herewith)

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
21          List of Subsidiaries. (filed herewith)
23.a        Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Consolidated Financial Statements and
            Financial Statement Schedules. (filed herewith)
23.b        Consent of PricewaterhouseCoopers LLP relating to MascoTech,
            Inc.'s Consolidated Financial Statements and Financial
            Statement Schedule. (filed herewith)
27.a        Financial Data Schedule as of and for the year ended
            December 31, 1999. (filed herewith)
27.b        Financial Data Schedule as of and for the year-to-date
            period ended March 31, 1998, amended for transactions
            accounted for as poolings of interests in the third quarter of 1999. (filed herewith)
27.c        Financial Data Schedule as of and for the year ended
            December 31, 1997, restated for transactions accounted for as poolings of interests in the third quarter of 1999.
            (filed herewith)

---------------

(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 13, 1996.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.