Form 10-Q
period 2000-03-31
MASCO CORP /DE/
filed 2000-05-12
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2000.  COMMISSION FILE NUMBER 1-5794

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

                                    YES  X   NO
                                        ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                         SHARES OUTSTANDING AT
            CLASS                                              MAY 1, 2000
            -----                                        ---------------------

COMMON STOCK, PAR VALUE $1 PER SHARE                           448,649,700

                                MASCO CORPORATION

                                      INDEX


                                                                PAGE NO.
                                                                --------

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     March 31, 2000 and December 31, 1999            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 2000 and 1999                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 2000 and 1999                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       9-11

             Unaudited Information Regarding Equity
                 Investments for the Three Months
                 Ended March 31, 2000 and 1999                      12

Part II.    Other Information and Signature                      13-14

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   MARCH 31,     DECEMBER 31,
          ASSETS                                     2000            1999
          ------                                  ----------     ------------
Current assets:
     Cash and cash investments                    $   74,220      $  230,780
     Accounts and notes receivable, net            1,166,870       1,002,630
     Prepaid expenses and other                      113,460         106,500
        Inventories:
          Raw material                               341,480         307,060
          Finished goods                             352,640         290,440
          Work in process                            189,880         172,370
                                                  ----------      ----------
                                                     884,000         769,870
                                                  ----------      ----------
               Total current assets                2,238,550       2,109,780

Equity investment in MascoTech, Inc.                  72,730          69,930
Equity investments in other affiliates               128,170         133,550
Securities of Furnishings International Inc.         514,370         481,270
Property and equipment, net                        1,750,380       1,624,360
Acquired goodwill, net                             1,876,840       1,742,930
Other noncurrent assets                              626,500         473,100
                                                  ----------      ----------
               Total assets                       $7,207,540      $6,634,920
                                                  ==========      ==========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $  363,240      $   62,300
     Accounts payable                                272,440         243,810
     Accrued liabilities                             593,630         540,320
                                                  ----------      ----------
               Total current liabilities           1,229,310         846,430

Long-term debt                                     2,431,670       2,431,270
Deferred income taxes and other                      228,630         220,720
                                                  ----------      ----------
               Total liabilities                   3,889,610       3,498,420
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
          --------------------
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  447,550         443,510
Preferred shares authorized: 1,000,000                 ---             ---
Paid-in capital                                      678,380         601,990
Retained earnings                                  2,271,670       2,151,520
Other comprehensive income (loss)                    (79,670)        (60,520)
                                                  ----------      ----------
               Total shareholders' equity          3,317,930       3,136,500
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $7,207,540      $6,634,920
                                                  ==========      ==========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                            ------------------------


                                                                   THREE MONTHS ENDED MARCH 31
                                                                 -----------------------------
                                                                     2000             1999
                                                                 ----------        -----------
Net sales                                                        $1,746,000        $1,391,000
Cost of sales                                                     1,125,900           874,400
                                                                 ----------        ----------
       Gross profit                                                 620,100           516,600

Selling, general and administrative expenses                        337,400           273,500
Amortization of acquired goodwill                                    14,200             8,300
                                                                 ----------        ----------
       Operating profit                                             268,500           234,800
                                                                 ----------        ----------
Other income (expense), net:
   Interest expense                                                 (38,800)          (26,600)
   Equity earnings from MascoTech, Inc.                               4,300             4,000
   Other, net                                                        42,000            31,100
                                                                 ----------        ----------
                                                                      7,500             8,500
                                                                 ----------        ----------
       Income before income taxes                                   276,000           243,300

Income taxes                                                        102,000            91,400
                                                                 ----------        ----------
       Net income                                                 $ 174,000         $ 151,900
                                                                 ==========        ==========
Earnings per share:
       Basic                                                           $.40              $.35
                                                                       ====              ====
       Diluted                                                         $.39              $.34
                                                                       ====              ====
Cash dividends declared and paid per share                             $.12              $.11
                                                                       ====              ====





           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                              --------------------


                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                       ----------------------
                                                          2000         1999
                                                       ---------    ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $ 165,210    $ 164,670
     Increase in receivables                            (133,530)    (128,580)
     Increase in inventories                             (64,620)     (43,080)
     Increase in accounts payable and
       accrued liabilities, net                           51,470       49,890
                                                       ---------    ---------

          Total cash from operating activities            18,530       42,900
                                                       ---------    ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired     (170,360)     (62,720)
     Capital expenditures                                (86,110)     (72,510)
     Investments in noncurrent assets and other, net    (128,410)     (13,280)
                                                       ---------    ---------

          Total cash (for) investing activities         (384,880)    (148,510)
                                                       ---------    ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    287,870        5,150
     Payment of debt                                     (24,730)     (37,400)
     Purchase of Company common stock                       --        (48,770)
     Cash dividends paid                                 (53,350)     (37,230)
                                                       ---------    ---------

          Total cash from (for) financing activities     209,790     (118,250)
                                                       ---------    ---------

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                           (156,560)    (223,860)
     At January 1                                        230,780      553,150
                                                       ---------    ---------

     At March 31                                       $  74,220    $ 329,290
                                                       =========    =========









            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999. The condensed consolidated balance sheet at December 31, 1999 was derived from audited financial statements. The first quarter of 1999 has been restated to include the results of transactions accounted for as poolings of interests during the third quarter of 1999.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:


                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                    -------------------
                                                      2000       1999
                                                    --------   --------
Numerator:
        Net income                                  $174,000   $151,900
                                                    ========   ========

Denominator:
         Basic shares (based on weighted average)    439,700    436,400
         Add:
          Contingently issued award shares             6,900      7,300
          Stock option dilution                        1,400      3,100
                                                    --------   --------
Diluted shares                                       448,000    446,800
                                                    ========   ========

C. During the first quarter of 2000, in purchase transactions, the Company acquired Tvilum-Scanbirk A/S, a manufacturer of ready-to-assemble products, including cabinetry, shelving, storage units and workstations, and a smaller company. Headquartered in Faarvang, Denmark, Tvilum-Scanbirk had sales in 1999 in excess of $200 million. The aggregate net purchase price of these purchase acquisitions, excluding assumed debt of approximately $60 million, was approximately $260 million and included approximately four million shares of Company common stock valued at approximately $90 million.

      The purchase agreements provide for the payment of additional consideration, contingent upon certain conditions being met. Such additional consideration would be recorded as additional purchase price. The excess of the aggregate acquisition costs for these purchase acquisitions over the calculated fair value of net assets acquired has been recorded as acquired goodwill, to be amortized over periods not exceeding forty years.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.    Other income (expense), net consists of the following, in thousands:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              ---------------------
                                                                 2000         1999
                                                              --------     --------
Interest expense                                              $(38,800)    $(26,600)
Equity earnings from MascoTech, Inc.                             4,300        4,000
Equity earnings, other                                           1,000        1,600
Income from cash and cash investments                            1,400        5,300
Other interest income                                           14,100       12,800
Other, net                                                      25,500       11,400
                                                              --------     --------

                                                              $  7,500     $  8,500
                                                              ========     ========


      Interest expense for the year 2000 first quarter increased $12.2 million over first quarter 1999 interest expense. This increase was substantially offset by income and gains, net regarding certain non-operating assets included in other, net.

      Other interest income for the three months ended March 31, 2000 and 1999 included $12.8 million and $11.3 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $424 million at December 31, 1999).

      Other, net for the three months ended March 31, 2000 and 1999 results primarily from income and gains, net regarding certain non-operating assets.

E. The following table presents information about the Company by segment, in millions:


                                                    THREE MONTHS ENDED MARCH 31
                                            -------------------------------------------
                                               2000       1999        2000       1999
                                            -------------------------------------------
                                            Net Sales (1)         Operating Profit (2)
                                            --------------------  ---------------------
     The Company's operations by segment were:
        North America                         $ 1,414     $ 1,165    $   251    $   226
        International, principally
          Europe                                  332         226         42         31
                                              -------     -------    -------    -------
                      Total                   $ 1,746     $ 1,391        293        257
                                              =======     =======

     General corporate expense, net                                      (25)       (22)
                                                                     -------    -------
     Operating profit, after general
       corporate expense                                                 268        235

     Other income (expense), net                                           8          8
                                                                     -------    -------
     Income before income taxes                                      $   276    $   243
                                                                     =======    =======


      (1) Intra-company sales among segments and geographic areas were not material.

      (2) Operating profit shown is after reduction for amortization of acquired goodwill.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.    The Company's total comprehensive income was as follows, in thousands:

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                               -----------------------
                                                  2000         1999
                                               ---------     ---------
         Net income                            $ 174,000     $ 151,900
         Other comprehensive income (loss),
           currency translation adjustments      (19,150)      (24,510)
                                               ---------     ---------

            Total comprehensive income         $ 154,850     $ 127,390
                                               =========     =========

      At March 31, 2000 and 1999, the value of certain foreign currencies, including the German deutsche mark, Danish kroner and Dutch guilder, declined relative to the value of the U.S. dollar at December 31, 1999 and 1998, respectively.

G. The following presents the combined unaudited financial statements of the Company and MascoTech, Inc. as one entity with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.


     COMBINED BALANCE SHEET
                                                             MARCH 31,    DECEMBER 31,
     ASSETS                                                    2000          1999
                                                            ----------    ----------
         Current assets:
           Cash and cash investments                        $   85,310    $  235,270
           Receivables                                       1,430,850     1,221,590
           Prepaid expenses and other                          154,740       169,570
           Inventories:
            Raw material                                       392,190       358,480
            Finished goods                                     436,240       376,680
            Work in process                                    238,910       218,310
                                                            ----------    ----------
                                                             1,067,340       953,470
                                                            ----------    ----------
              Total current assets                           2,738,240     2,579,900

         Equity investments in affiliates                      236,610       244,280
         Securities of Furnishings International Inc.          514,370       481,270
         Property and equipment, net                         2,477,870     2,347,040
         Acquired goodwill, net                              2,661,880     2,519,530
         Other noncurrent assets                               666,270       511,510
                                                            ----------    ----------
              Total assets                                  $9,295,240    $8,683,530
                                                            ==========    ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
           Notes payable                                    $  366,130    $   62,300
           Accounts payable                                    399,330       358,300
           Accrued liabilities                                 708,020       654,230
                                                            ----------    ----------
              Total current liabilities                      1,473,480     1,074,830

         Long-term debt                                      3,802,930     3,804,160
         Deferred income taxes and other                       437,370       420,320
         Other interests in combined affiliates                263,530       247,720
         Equity of shareholders of Masco Corporation         3,317,930     3,136,500
                                                            ----------    ----------
              Total liabilities and shareholders' equity    $9,295,240    $8,683,530
                                                            ==========    ==========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - CONTINUED:

                                                              THREE MONTHS ENDED
                                                                    MARCH 31
                                                           ---------------------------
     COMBINED STATEMENT OF INCOME                              2000           1999
                                                           -----------     -----------
         Net sales                                         $ 2,204,100     $ 1,836,660
                                                           -----------     -----------

         Costs and expenses, net:
           Cost of sales                                     1,464,600       1,204,040
                                                           -----------     -----------
           Selling, general and administrative expenses        407,770         328,940
                                                           -----------     -----------
           Other income (expense), net:
             Interest expense                                  (60,610)        (47,550)
             Other income, net                                  43,260          29,910
                                                           -----------     -----------
                                                               (17,350)        (17,640)
                                                           -----------     -----------
                                                             1,889,720       1,550,620
                                                           -----------     -----------
         Income before income taxes and other interests        314,380         286,040
         Income taxes                                          119,080         114,360
                                                           -----------     -----------
         Income before other interests                         195,300         171,680

         Other interests in combined affiliates                 21,300          19,780
                                                           -----------     -----------
         Net income                                        $   174,000     $   151,900
                                                           ===========     ===========

         Earnings per share:
           Basic                                                  $.40            $.35
                                                                  ====            ====
           Diluted                                                $.39            $.34
                                                                  ====            ====

         Cash dividends declared and paid per share               $.12            $.11
                                                                  ====            ====

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

   NOTE G - CONCLUDED:

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        ------------------------
      COMBINED STATEMENT OF CASH FLOWS                      2000         1999
                                                        -----------  -----------

      CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
        Cash provided by operations                     $   219,510  $   219,940
        Increase in receivables                            (176,990)    (181,270)
        Increase in inventories                             (61,380)     (41,160)
        Increase in current liabilities, net                 91,780       64,960
                                                        -----------  -----------
           Total cash from operating activities              72,920       62,470
                                                        -----------  -----------

      CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
        Capital expenditures                               (112,110)    (102,450)
        Acquisition of companies, net of cash acquired     (190,320)     (62,720)
        Investments in noncurrent assets and other, net    (121,820)     (12,870)
                                                        -----------  -----------
           Total cash (for) investing activities           (424,250)    (178,040)
                                                        -----------  -----------

      CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
        Increase in debt                                    335,180       60,000
        Payment of debt                                     (77,550)     (76,730)
        Purchase of Company common stock                       (---)     (61,050)
        Cash dividends paid                                 (56,260)     (39,860)
                                                        -----------  -----------
           Total cash from (for) financing activities       201,370     (117,640)
                                                        -----------  -----------

      CASH AND CASH INVESTMENTS:
        Decrease for the quarter                           (149,960)    (233,210)
        At January 1                                        235,270      582,540
                                                        -----------  -----------
        At March 31                                     $    85,310  $   349,330
                                                        ===========  ===========

                                MASCO CORPORATION

   ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

         Management's discussion and analysis of financial condition and results of operations pertaining to the first quarter of 1999 has been restated for transactions accounted for as poolings of interests during the third quarter of 1999.

                              SALES AND OPERATIONS


         Net sales for the three months ended March 31, 2000 increased 26 percent to $1,746 million from $1,391 million for the comparable period in 1999; excluding purchase acquisitions, first quarter 2000 net sales increased 10 percent over the comparable period of the prior year. The increase in net sales principally includes increases in unit sales volume of cabinets and architectural coatings, and higher installation sales of fiberglass insulation.

         Net sales from North American operations for the first quarter of 2000 increased 21 percent to $1,414 million from $1,165 million for the comparable period in the prior year; excluding purchase acquisitions, first quarter 1999 net sales from these operations increased 12 percent. Net sales from International operations for the first quarter of 2000 increased 47 percent to $332 million from $226 million for the first quarter of 1999; excluding purchase acquisitions, net sales from International operations decreased approximately 1 percent when compared with the first quarter of 1999. A stronger U.S. dollar, principally against the German deutsche mark, had an unfavorable effect on the translation of International sales in the first quarter of 2000 as compared with the first quarter of 1999; the Company anticipates that unfavorable foreign currency translation effects may continue for the balance of the year. Excluding purchase acquisitions, sales from International operations in the first quarter of 2000 in local currencies increased by approximately 8 percent.

         Cost of sales as a percentage of sales increased to 64.5 percent for the first quarter of 2000 from 62.9 percent for the comparable period in 1999. The increase in cost of sales as a percentage of sales includes costs related to a slower than anticipated new product launch, plant startup and relocation costs, lower gross margins of certain acquired companies and a less favorable product mix. Excluding amortization of acquired goodwill ($14.2 million and $8.3 million for the first quarters of 2000 and 1999, respectively), selling, general and administrative expenses as a percentage of sales for the first quarter of 2000 decreased to 19.3 percent from 19.7 percent for the comparable period in 1999. The Company's cost-containment initiatives including the leveraging of fixed costs over a higher sales base contributed to the decrease in selling, general and administrative expenses as a percentage of sales.

         The Company's operating profit margin, before general corporate expense and goodwill amortization, was 17.6 percent for the first quarter of 2000 as compared with 19.0 percent for the first quarter of 1999. Operating profit margin, after general corporate expense and goodwill amortization, was 15.4 percent for the first quarter of 2000 as compared with 16.9 percent for the first quarter of 1999. The Company's operating profit margin decreased in the first quarter of 2000 as compared with the first quarter of 1999, due principally to higher cost of sales and higher goodwill amortization as a percentage of sales.

                                MASCO CORPORATION

   ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER INCOME (EXPENSE), NET

         Equity earnings from MascoTech, Inc. for the first quarter of 2000 were $4.3 million as compared with equity earnings from MascoTech of $4.0 million for the comparable period of 1999.

         Included in other interest income for the three months ended March 31, 2000 and 1999 is $12.8 million and $11.3 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $424 million at December 31, 1999).

         Other, net for the three months ended March 31, 2000 and 1999 was $25.5 million and $11.4 million, respectively, and resulted primarily from income and gains, net regarding certain non-operating assets.

         Interest expense for the year 2000 first quarter increased $12.2 million to $38.8 million over first quarter 1999 interest expense of $26.6 million. This increase was substantially offset by income and gains, net regarding certain non-operating assets included in other, net.

                        NET INCOME AND EARNINGS PER SHARE

         Net income and diluted earnings per share for the first quarter of 2000 each increased 15 percent to $174.0 million and $.39 from $151.9 million and $.34, respectively, for the comparable period of 1999.

                           OTHER FINANCIAL INFORMATION

         The Company's current ratio was 1.8 to 1 at March 31, 2000, and was negatively influenced by short-term acquisition-related borrowings; such ratio was 2.5 to 1 at December 31, 1999.

         For the three months ended March 31, 2000, cash of $18.5 million was provided by operating activities. Cash used for investing activities was $384.9 million, including $170.4 million for acquisitions, $86.1 million for capital expenditures and $128.4 million for investments in noncurrent assets and other, net. Cash provided by financing activities was $209.8 million, including $263.1 million from a net increase in bank debt largely for acquisitions, and $53.3 million for cash dividends paid. The aggregate of the preceding items represents a net cash outflow of $156.6 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the working capital and debt of acquired companies at the time of acquisition.

         First quarter 2000 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable (although there was no significant increase in receivable days). Most of the annual increase in accounts receivable resulting from sales increases is typically experienced in the first half of the year.

         During April 2000, the Company's Board of Directors authorized the repurchase of up to 40 million shares of its common stock in open-market transactions or otherwise.

                                MASCO CORPORATION

   ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has on file with the Securities and Exchange Commission ("SEC"), an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $109 million of debt and equity securities. The Company intends to file a shelf registration statement with the SEC during 2000 to authorize the issuance of additional debt and equity securities.

         The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

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

                                MASCO CORPORATION

ITEM 2. UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


         Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at March 31:

                                                  2000      1999
                                                  ----      ----

            MascoTech, Inc.                       17.5%     17%
            Emco Limited, a Canadian company      42  %     42%
            Hans Grohe, a German company          27  %     27%

     The following presents condensed financial data of MascoTech, Inc., in thousands.

                                      THREE MONTHS ENDED MARCH 31
                                      ---------------------------
                                        2000               1999
                                      --------           --------
            Sales - Net               $459,400           $448,660
                                      ========           ========

            Gross Profit              $119,400           $116,020
                                      ========           ========

            Net Income                $ 25,820           $ 23,860
                                      ========           ========

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     A civil suit is pending in Superior Court in the State of Washington against Behr Process Corporation, a wholly owned subsidiary of the Company. The plaintiffs allege, among other matters, that after applying Behr's exterior wood sealant, the surfaces suffered excessive mildewing, and that plaintiffs are, accordingly, entitled to damages and remediation. The court has conditionally certified the case as a class action, including in this case all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations and intends to continue to challenge the conditional class certification. Any liability to the named plaintiffs would be wholly immaterial to the Company. However, at this time, the Company is not able to estimate the number of class members, the number of claims that may be filed or the aggregate amount of damages that class members may allege. Based upon the Company's experience to date with this product, the Company does not believe that these matters will result in any material adverse effect on its consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 26, 2000, the Company acquired Tvilum-Scanbirk A/S in a transaction in which the seller received, in part, unregistered Masco common stock as consideration. The seller, M0bel Invest A/S, is a corporation organized under the laws of the Kingdom of Denmark and has its principal place of business in that country. The seller received 3,938,682 shares of Masco common stock as part of the consideration paid for this acquisition. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On April 13 and 14, 2000, the Company issued a total of 629,334 unregistered shares of common stock to satisfy in part its funding obligations with respect to three company-sponsored defined benefit pension plans. All of these shares were delivered to The Northern Trust Company, as trustee for the pension plans. The Company relied on the exemption from registration under
Section 4(2) of the Securities Act of 1933.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS:

                 12 -  Computation of Ratio of Earnings to Fixed Charges

                 27 -  Financial Data Schedule

        (B)  REPORTS ON FORM 8-K:

                 None.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



DATE:      MAY 12, 2000                   BY: /s/ Richard G. Mosteller
      --------------------                   --------------------------------
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