Form 10-Q
period 2000-06-30
MASCO CORP /DE/
filed 2000-08-10
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2000.  COMMISSION FILE NUMBER 1-5794

                                MASCO CORPORATION
-------------------------------------------------------------------------------
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

                                    YES   X     NO
                                        -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.


                                                         SHARES OUTSTANDING AT
            CLASS                                            AUGUST 1, 2000
            -----                                            --------------
COMMON STOCK, PAR VALUE $1 PER SHARE                           457,092,100

                                MASCO CORPORATION

                                      INDEX



                                                                   PAGE NO.
                                                                   --------

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     June 30, 2000 and December 31, 1999               1

                 Condensed Consolidated Statement of
                     Income for the Three Months and Six
                     Months Ended June 30, 2000 and 1999               2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 2000 and 1999                            3

                 Notes to Condensed Consolidated
                     Financial Statements                           4-11

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        12-15

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Six Months Ended June 30, 2000 and 1999              16

Part II.    Other Information and Signature                        17-18

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    JUNE 30,     DECEMBER 31,
          ASSETS                                     2000            1999
          ------                                  ----------     ------------
Current assets:
     Cash and cash investments                    $  122,820      $  230,780
     Accounts and notes receivable, net            1,192,790       1,002,630
     Prepaid expenses and other                      114,810         106,500
     Inventories:
           Raw material                              340,650         307,060
           Finished goods                            398,440         290,440
           Work in process                           199,450         172,370
                                                  ----------      ----------
                                                     938,540         769,870
                                                  ----------      ----------
               Total current assets                2,368,960       2,109,780

Equity investment in MascoTech, Inc.                  75,650          69,930
Equity investments in other affiliates               128,320         133,550
Securities of Furnishings International Inc.         527,010         481,270
Property and equipment, net                        1,797,970       1,624,360
Acquired goodwill, net                             2,172,580       1,742,930
Other noncurrent assets                              680,040         473,100
                                                  ----------      ----------
               Total assets                       $7,750,530      $6,634,920
                                                  ==========      ==========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $  890,220      $   62,300
     Accounts payable                                269,840         243,810
     Accrued liabilities                             621,460         540,320
                                                  ----------      ----------
               Total current liabilities           1,781,520         846,430

Long-term debt                                     2,346,730       2,431,270
Deferred income taxes and other                      230,710         220,720
                                                  ----------      ----------
               Total liabilities                   4,358,960       3,498,420
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
          --------------------
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  448,660         443,510
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      690,040         601,990
Retained earnings                                  2,403,250       2,151,520
Other comprehensive income (loss)                   (150,380)        (60,520)
                                                  ----------      ----------
               Total shareholders' equity          3,391,570       3,136,500
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $7,750,530      $6,634,920
                                                  ==========      ==========





           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30                      JUNE 30
                                    ----------------------       ----------------------
                                       2000        1999             2000        1999
                                    ----------  ----------       ----------  ----------
Net sales                           $1,871,000  $1,567,000       $3,617,000  $2,958,000
Cost of sales                        1,196,700     986,200        2,322,600   1,860,600
                                    ----------  ----------       ----------  ----------

      Gross profit                     674,300     580,800        1,294,400   1,097,400

Selling, general and administrative
  expenses                             357,100     304,500          694,500     578,000
Amortization of acquired goodwill       15,900      10,300           30,100      18,600
                                    ----------  ----------       ----------  ----------


      Operating profit                 301,300     266,000          569,800     500,800
                                    ----------  ----------       ----------  ----------

Other income (expense), net:
   Interest expense                    (47,700)    (28,200)         (86,500)    (54,800)
   Equity earnings from
     MascoTech, Inc.                     4,200       4,400            8,500       8,400
   Other, net                           36,600      36,700           78,600      67,800
                                    ----------  ----------       ----------  ----------
                                        (6,900)     12,900              600      21,400
                                    ----------  ----------       ----------  ----------

      Income before income taxes       294,400     278,900          570,400     522,200

Income taxes                           109,000     104,800          211,000     196,200
                                    ----------  ----------       ----------  ----------

      Net income                    $  185,400  $  174,100       $  359,400  $  326,000
                                    ==========  ==========       ==========  ==========

Earnings per share:
      Basic                              $ .42       $ .40            $ .82       $ .75
                                         =====       =====            =====       =====
      Diluted                            $ .41       $ .39            $ .80       $ .73
                                         =====       =====            =====       =====


Cash dividends declared and
    paid per share                       $ .12       $ .11            $ .24       $ .22
                                         =====       =====            =====       =====




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                       -----------------------
                                                          2000          1999
                                                       ---------     ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $ 360,580     $ 350,850
     Increase in receivables                            (117,640)     (145,430)
     Increase in inventories                            (110,400)      (75,220)
     Increase in accounts payable and
       accrued liabilities, net                           68,550        54,840
                                                       ---------     ---------

          Total cash from operating activities           201,090       185,040
                                                       ---------     ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                    841,010       168,640
     Payment of debt                                    (136,820)      (43,460)
     Purchase of Company common stock                    (20,560)     (106,760)
     Cash dividends paid                                (107,260)      (74,460)
                                                       ---------     ---------

          Total cash from (for) financing activities     576,370       (56,040)
                                                       ---------     ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired     (509,950)     (405,360)
     Capital expenditures                               (169,840)     (157,240)
     Investments in non-operating assets, net           (160,600)      (49,140)
     Other, net                                          (45,030)       22,610
                                                       ---------     ---------

          Total cash (for) investing activities         (885,420)     (589,130)
                                                       ---------     ---------

CASH AND CASH INVESTMENTS:
     Decrease for the period                            (107,960)     (460,130)
     At January 1                                        230,780       553,150
                                                       ---------     ---------

     At June 30                                        $ 122,820     $  93,020
                                                       =========     =========



           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999. The condensed consolidated balance sheet at December 31, 1999 was derived from audited financial statements. The three month and six month periods ended June 30, 1999 have been restated to include the results of transactions accounted for as poolings of interests during the third quarter of 1999.

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

        The Company generally recognizes revenue as products are shipped to customers or services are rendered, net of applicable provisions for discounts, returns and allowances. The Company provides for its estimate of potential bad debt and warranty expense at the time of sale.

        Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Cost in inventory includes purchased parts, materials, direct labor and applied manufacturing overhead.

        The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of shareholders' equity. Realized foreign currency transaction gains and losses are included in consolidated net income.

        Additional accounting policy disclosures are set forth in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                          ---------------------     ---------------------
                                            2000         1999         2000         1999
                                          --------     --------     --------     --------
Numerator:
   Net income                             $185,400     $174,100     $359,400     $326,000
                                          ========     ========     ========     ========

Denominator:
   Basic shares (based on weighted
     average)                              441,500      433,400      440,400      435,000
   Add:
     Contingently issued award shares        7,100        7,400        7,100        7,300
     Stock option dilution                   1,600        3,600        1,600        3,800
                                          --------     --------     --------     --------
   Diluted shares                          450,200      444,400      449,100      446,100
                                          ========     ========     ========     ========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. During the second quarter of 2000, the Company acquired Masterchem Industries, Inc., a manufacturer and supplier of paint primer and paint primer-related products and several smaller companies. In the first quarter of 2000, the Company acquired Tvilum-Scanbirk A/S, a manufacturer of ready-to-assemble products including cabinetry, shelving, storage units and workstations, and a smaller company.

        The aggregate net purchase price of these purchase acquisitions, excluding assumed debt of approximately $70 million, was approximately $600 million and included approximately four million shares of Company common stock valued at approximately $90 million. Combined 1999 annual net sales of the above companies was approximately $400 million.

D. During the third quarter of 2000, the Company reported that it is participating in a transaction in which an affiliate of Heartland Industrial Partners, L.P. has agreed to acquire all of the common shares of MascoTech, Inc., an 18 percent owned affiliate of the Company. As part of the transaction, the Company would receive cash, preferred stock, an approximate ten percent minority interest in the new entity and a reduction from $200 million to $100 million in MascoTech's option to issue subordinated debt securities to the Company. A special committee of the Company's Board of Directors was advised by Merrill Lynch & Company and special legal counsel in the committee's negotiation of the Company's participation in this transaction. If the transaction is completed in the fourth quarter of 2000, as anticipated, the Company is expected to report a relatively modest after-tax gain from the sale.

E.      Other income (expense), net consists of the following, in thousands:


                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                   JUNE 30
                                     --------------------     --------------------
                                       2000        1999         2000        1999
                                     --------    --------     --------    --------
          Interest expense           $(47,700)   $(28,200)    $(86,500)   $(54,800)
          Equity earnings from
            MascoTech, Inc.             4,200       4,400        8,500       8,400
          Equity earnings, other          700       2,300        1,700       3,900
          Income from cash and
            cash investments              800       1,200        2,200       6,500
          Other interest income        14,900      12,800       29,000      25,600
          Other, net                   20,200      20,400       45,700      31,800
                                     --------    --------     --------    --------
                                     $ (6,900)   $ 12,900     $    600    $ 21,400
                                     ========    ========     ========    ========



        Included in other interest income for the three months and six months ended June 30, 2000 and 1999 is interest income of approximately $12.8 million and $25.6 million, and approximately $11.3 million and $22.6 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $424 million principal amount at December 31, 1999).

        Other, net for the three month and six month periods ended June 30, 2000 and June 30, 1999 results primarily from income and gains, net regarding certain non-operating assets.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. The following table presents information about the Company by segment, in millions.




                                              THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                         ------------------------------------     ------------------------------------
                                           2000     1999      2000      1999        2000     1999      2000      1999
                                         ------------------------------------     ------------------------------------
                                           Net Sales (1)     Operating Profit(2)    Net Sales (1)     Operating Profit(2)
                                         ------------------------------------     ------------------------------------
The Company's operations by
 segment were:
  North America                          $1,532    $1,296    $  282    $  254     $2,946    $2,461    $  533    $  480
  International, principally Europe         339       271        45        34        671       497        87        65
                                         ------    ------    ------    ------     ------    ------    ------    ------
             Total                       $1,871    $1,567       327       288     $3,617    $2,958       620       545
                                         ======    ======                         ======    ======


General corporate expense, net                                  (25)      (22)                           (50)      (44)
                                                             ------    ------                         ------    ------
Operating profit, after general
  corporate expense                                             302       266                            570       501
Other income (expense), net                                      (7)       13                              1        21
                                                             ------    ------                         ------    ------
Income before income taxes                                   $  295    $  279                         $  571    $  522
                                                             ======    ======                         ======    ======



(1)  Intra-company sales among segments were not material.

(2) Operating profit shown is after reduction for amortization of acquired goodwill.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


G.      The Company's total comprehensive income was as follows, in thousands:



                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30              JUNE 30
                                            ------------------   ------------------
                                              2000      1999       2000      1999
                                            --------  --------   --------  --------
      Net income                            $185,400  $174,100   $359,400  $326,000
      Other comprehensive (loss)             (70,710)  (25,460)   (89,860)  (49,970)
                                            --------  --------   -------- ---------

         Total comprehensive income         $114,690  $148,640   $269,540  $276,030
                                            ========  ========   ========  ========


H. The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

        A civil suit is pending in Superior Court in the State of Washington against Behr Process Corporation, a wholly owned subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the unique humid climate of western Washington. The trial court has conditionally certified the case as a class action, including in this case all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. Although Behr believes that the subject products have been purchased by thousands of consumers in western Washington, consumer complaints in the past have been relatively small compared to the total volume of products sold. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. Under the verdict, the same formula will be used for calculating awards on claims that may be submitted by the subject purchasers of these products. In July 2000, the court awarded additional damages of $10,000 per claim to the eight homeowner claims, under the Washington Consumer Protection Act. This increased the total damages awarded on the homeowner claims to approximately $263,000. The court denied the plaintiffs' request for an award of additional damages on claims that may be submitted by other class members. In addition, the court granted the plaintiffs' motion for attorneys' fees. At this time, the Company is not in a position to estimate reliably the number of class members, the number of claims that may be filed or the awards that class members may seek.

        Although Behr is not able to estimate the amount of any potential liability, Behr believes that there have been numerous rulings by the trial court that constitute reversible error and that there are valid defenses to the lawsuit. Behr believes that there are substantial grounds for reversal and will appeal this verdict.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note H - Concluded:

        Behr has recently received a letter from a consumer, on behalf of himself and all others similarly situated, alleging that Behr has violated the California Consumer Legal Remedies Act in the sale of exterior wood coating products. The letter requested that Behr pay all costs required to repair or replace the wood surfaces of individuals in the United States on which the products have been applied, and that Behr disgorge all of the profits received from the sale of the products. The consumer subsequently filed a complaint with another consumer in the San Joachin County, California Superior Court.

        In addition, Behr and the Company were recently served with complaints filed by two consumers in the Solano County and San Mateo County, California Superior Courts, and by a consumer in the Mobile County, Alabama Circuit Court. All of the complaints contain similar allegations regarding some of Behr's exterior wood coating products. The California complaints seek nationwide class action certification. The Alabama complaint seeks class action certification for consumers in Alabama, Florida, Georgia and Texas. The Company is investigating the allegations in the complaints and believes that there are substantial grounds for denial of class certification and that there are substantial defenses to the claims.

I. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company is evaluating the effect, if any, that such an adoption may have on its financial position and results of operations.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. The following presents the combined unaudited financial statements of the Company and MascoTech, Inc. as one entity with Masco Corporation as the parent company. Intercompany transactions have been eliminated. Amounts, except per share data, are in thousands.


     COMBINED BALANCE SHEET


                                                          JUNE 30,     DECEMBER 31,
     ASSETS                                                 2000           1999
                                                         ----------     ----------
     Current assets:
       Cash and cash investments                         $  125,660     $  235,270
       Receivables                                        1,401,780      1,221,590
       Prepaid expenses and other                           157,750        169,570
       Inventories:
         Raw material                                       388,640        358,480
         Finished goods                                     477,690        376,680
         Work in process                                    249,660        218,310
                                                         ----------     ----------
                                                          1,115,990        953,470
                                                         ----------     ----------
           Total current assets                           2,801,180      2,579,900

     Equity investments in affiliates                       244,510        244,280
     Securities of Furnishings International Inc.           527,010        481,270
     Property and equipment, net                          2,535,300      2,347,040
     Acquired goodwill, net                               2,952,210      2,519,530
     Other noncurrent assets                                719,020        511,510
                                                         ----------     ----------
           Total assets                                  $9,779,230     $8,683,530
                                                         ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Notes payable                                     $  892,610     $   62,300
       Accounts payable                                     389,870        358,300
       Accrued liabilities                                  736,170        654,230
                                                         ----------     ----------
           Total current liabilities                      2,018,650      1,074,830

     Long-term debt                                       3,630,510      3,804,160
     Deferred income taxes and other                        461,490        420,320
     Other interests in combined affiliates                 277,010        247,720
     Equity of shareholders of Masco Corporation          3,391,570      3,136,500
                                                         ----------     ----------
           Total liabilities and shareholders' equity    $9,779,230     $8,683,530
                                                         ==========     ==========

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note J - Continued:



                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30                  JUNE 30
                                        ----------------------   ----------------------
COMBINED STATEMENT OF INCOME               2000        1999         2000        1999
                                        ----------  ----------   ----------  ----------
Net sales                               $2,312,060  $2,000,700   $4,516,160  $3,837,360
                                        ----------  ----------   ----------  ----------

Costs and expenses, net:
  Cost of sales                          1,523,680   1,306,210    2,988,280   2,510,250
                                        ----------  ----------   ----------  ----------
  Selling, general and
    administrative expenses                429,990     371,020      837,760     699,960
                                        ----------  ----------   ----------  ----------
  Other income (expense), net:
    Interest expense                       (69,670)    (48,520)    (130,280)    (96,070)
    Other income, net                       44,730      38,230       87,990      68,140
                                        ----------  ----------   ----------  ----------
                                           (24,940)    (10,290)     (42,290)    (27,930)
                                        ----------  ----------   ----------  ----------
                                         1,978,610   1,687,520    3,868,330   3,238,140
                                        ----------  ----------   ----------  ----------
Income before income taxes and
  other interests                          333,450     313,180      647,830     599,220
Income taxes                               126,450     117,530      245,530     231,890
                                        ----------  ----------   ----------   ---------
Income before other interests              207,000     195,650      402,300     367,330

Other interests in combined affiliates      21,600      21,550       42,900      41,330
                                        ----------  ----------   ----------  ----------

Net income                              $  185,400  $  174,100   $  359,400  $  326,000
                                        ==========  ==========   ==========  ==========

Earnings per share:
  Basic                                      $ .42       $ .40        $ .82       $ .75
                                             =====       =====        =====       =====
  Diluted                                    $ .41       $ .39        $ .80       $ .73
                                             =====       =====        =====       =====

Cash dividends declared and paid
  per share:                                 $ .12       $ .11        $ .24       $ .22
                                             =====       =====        =====       =====

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


Note J - Concluded:


                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                          ----------------------
COMBINED STATEMENT OF CASH FLOWS                             2000         1999
                                                          ---------    ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Cash provided by operations                             $ 462,630    $ 452,580
  Increase in receivables                                  (154,500)    (184,260)
  Increase in inventories                                  (101,270)     (64,240)
  Increase in accounts payable and
    accrued liabilities, net                                 99,200       65,510
                                                          ---------    ---------
     Total cash from operating activities                   306,060      269,590
                                                          ---------    ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Increase in debt                                          881,470      172,900
  Payment of debt                                          (270,770)    (122,460)
  Purchase of Company common stock                          (20,560)    (123,040)
  Cash dividends paid                                      (113,120)     (80,210)
  Other, net                                                 10,790       (6,720)
                                                          ---------    ---------
     Total cash from (for) financing activities             487,810     (159,530)
                                                          ---------    ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Acquisition of companies, net of cash acquired           (531,040)    (405,360)
  Capital expenditures                                     (223,810)    (229,570)
  Investments in non-operating assets, net                 (160,600)     (49,140)
  Other, net                                                 11,970      118,480
                                                          ---------    ---------
     Total cash (for) investing activities                 (903,480)    (565,590)
                                                          ---------    ---------

CASH AND CASH INVESTMENTS:
  Decrease for the period                                  (109,610)    (455,530)
  At January 1                                              235,270      582,540
                                                          ---------    ---------
  At June 30                                              $ 125,660    $ 127,010
                                                          =========    =========

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2000 AND THE FIRST SIX MONTHS 2000 VERSUS
SECOND QUARTER 1999 AND THE FIRST SIX MONTHS 1999

        Management's discussion and analysis of financial condition and results of operations pertaining to the three months and six months ended June 30, 1999 has been restated for transactions accounted for as poolings of interests during the third quarter of 1999.

                              SALES AND OPERATIONS

        Net sales for the three month and six month periods ended June 30, 2000 increased 19 percent and 22 percent to $1,871 million and $3,617 million, respectively, from $1,567 million and $2,958 million, respectively, for the comparable periods in 1999. Excluding purchase acquisitions, net sales increased 8 percent and 9 percent for the three month and six month periods ended June 30, 2000, respectively, over the comparable periods of the prior year; these increases in net sales principally include increases in unit sales volume of architectural coatings, faucets and cabinets, and higher installation sales of fiberglass insulation.

        Net sales from North American operations for the three months and six months ended June 30, 2000 were $1,532 million and $2,946 million, respectively, representing increases of 18 percent and 20 percent, respectively, from the comparable periods in 1999; excluding purchase acquisitions, net sales from these operations increased 10 percent and 11 percent, respectively, from the comparable periods in 1999. Net sales from International operations for the three months and six months ended June 30, 2000 were $339 million and $671 million, respectively, representing increases of 25 percent and 35 percent, respectively, from the comparable periods in 1999; excluding purchase acquisitions, net sales from International operations decreased approximately 4 percent and 3 percent, respectively, when compared with the comparable periods in 1999. A stronger U.S. dollar, principally against the German deutsche mark, had an unfavorable effect on the translation of International sales in the three month and six month periods ended June 30, 2000 as compared with the three month and six month periods of 1999; the Company anticipates that unfavorable foreign currency translation effects may continue for the balance of the year. Excluding purchase acquisitions, net sales from International operations for both the three month and six month periods ended June 30, 2000, in local currencies, increased by approximately 6 percent.

        Cost of sales as a percentage of sales increased to 64.0 percent and
64.2 percent for the three months and six months ended June 30, 2000, respectively, from 62.9 percent for both of the comparable periods in 1999. The increase in cost of sales as a percentage of sales includes the under-absorption of costs related to a slower than anticipated new product launch, plant start-up and relocation costs and a less favorable product mix. Excluding amortization of acquired goodwill ($15.9 million and $30.1 million for the three months and six months ended June 30, 2000, respectively), selling, general and administrative expenses as a percentage of sales for the three months and six months ended June 30, 2000, respectively, decreased to 19.1 percent and 19.2 percent from 19.4 percent and 19.5 percent for the comparable periods in 1999. The Company's cost-containment initiatives including the leveraging of fixed costs over a higher sales base contributed to the decrease in selling, general and administrative expenses as a percentage of sales.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's operating profit margins, before general corporate expense and goodwill amortization, were 18.3 percent and 18.0 percent for the three months and six months ended June 30, 2000, respectively, as compared with 19.0 percent for both of the comparable periods in 1999. Operating profit margins, after general corporate expense and goodwill amortization, were 16.1 percent and
15.8 percent for the three months and six months ended June 30, 2000, respectively, as compared with 17.0 percent and 16.9 percent for the comparable periods in 1999. The Company's operating profit margin decreased in the three months and six months ended June 30, 2000, respectively, as compared with the comparable periods in 1999, due principally to higher cost of sales and higher goodwill amortization as a percentage of sales.

                           OTHER INCOME (EXPENSE), NET

        Equity earnings from MascoTech, Inc. for the three months and six months ended June 30, 2000, respectively, were $4.2 million and $8.5 million as compared with equity earnings from MascoTech of $4.4 million and $8.4 million for the comparable periods of 1999.

        Included in other interest income for the three months and six months ended June 30, 2000 and 1999 is $12.8 million and $25.6 million, and $11.3 million and $22.6 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $424 million at December 31, 1999).

        Other, net for the three month and six month periods ended June 30, 2000 and June 30, 1999 results primarily from income and gains, net regarding certain nonoperating assets.

        Interest expense for the three months and six months ended June 30, 2000 was $47.7 million and $86.5 million, respectively, as compared with $28.2 million and $54.8 million for the comparable periods of 1999. The year 2000 increases primarily relate to borrowings for recent acquisitions.

                        NET INCOME AND EARNINGS PER SHARE

        Net income for the second quarter of 2000 increased 6 percent to $185.4 million from $174.1 million in the comparable 1999 period. Diluted earnings per share for the second quarter of 2000 increased 5 percent to $.41 from $.39 for the comparable period of 1999.

        Net income for the six months ended June 30, 2000 increased 10 percent to $359.4 million from $326.0 million in the comparable 1999 period. Diluted earnings per share for the six months ended June 30, 2000 also increased 10 percent to $.80 from $.73 for the comparable period of 1999.

                           OTHER FINANCIAL INFORMATION

        The Company's current ratio was 1.3 to 1 at June 30, 2000, and was negatively influenced by recent short-term acquisition-related borrowings; such ratio was 2.5 to 1 at December 31, 1999. The Company intends to refinance certain short-term borrowings with long-term borrowings.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the six months ended June 30, 2000, cash of $201.1 million was provided by operating activities. Cash provided by financing activities was $576.4 million, including $841.0 million from an increase in bank debt largely for acquisitions. Cash used for financing activities included $136.8 million for the payment of debt, $20.6 million for the purchase of Company common stock, and $107.3 million for cash dividends paid. Cash used for investing activities was $885.4 million, including $510.0 million for acquisitions, $169.8 million for capital expenditures, $160.6 million for investments in non-operating assets and $45.0 million for other cash outflows. The aggregate of the preceding items represents a net cash outflow of $108.0 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the working capital and debt of acquired companies at the time of acquisition.

        First and second quarter 2000 cash from operations was affected by an expected and annually recurring seasonal first-half increase in accounts receivable (although there was no significant increase in receivable days). Most of the annual increase in accounts receivable resulting from sales increases is typically experienced in the first half of the year.

        During April 2000, the Company's Board of Directors authorized the repurchase of up to 40 million shares of its common stock in open-market transactions or otherwise.

        The Company has on file with the Securities and Exchange Commission ("SEC"), an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $109 million of debt and equity securities. The Company filed a shelf registration statement with the SEC during the second quarter of 2000 to authorize the issuance of additional debt and equity securities; such registration statement has not yet become effective.

        The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note H of the Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

        The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

        The Company experienced a modest softening of incoming orders for home improvement products during the second quarter of 2000. This slowdown combined with continuing new product launch and plant relocation costs resulted in a reduction of the Company's earnings for the three month and six month periods ended June 30, 2000.

        Although the Company continues to expect increases in sales and earnings for the calendar year 2000 compared with 1999, if present trends continue for the balance of the year, the Company believes that its sales growth in the calendar year 2000 may be slightly lower than the previously anticipated sales increase of approximately 20 percent. The Company anticipates that the slightly lower sales increase combined with the impact of higher interest rates, a stronger U.S. dollar and the above-mentioned other costs will lower the previously anticipated increase in the Company's earnings for the calendar year 2000 compared with 1999.

                                MASCO CORPORATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  OTHER MATTERS

MascoTech, Inc. Transaction

        During the third quarter of 2000 the Company reported that it is participating in a transaction in which an affiliate of Heartland Industrial Partners, L.P. has agreed to acquire all of the common shares of MascoTech, Inc., an 18 percent owned affiliate of the Company. As part of the transaction, the Company would receive cash, preferred stock, an approximate ten percent minority interest in the new entity and a reduction from $200 million to $100 million in MascoTech's option to issue subordinated debt securities to the Company. A special committee of the Company's Board of Directors was advised by both Merrill Lynch & Company and special legal counsel in the committee's negotiation of the Company's participation in this transaction. If the transaction is completed in the fourth quarter of 2000, as anticipated, the Company is expected to report a relatively modest after-tax gain from the sale.

Executive Stock Program

        During the third quarter of 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock totaling $156.0 million under a recently adopted Executive Stock Purchase Program ("Program"). The stock was purchased for cash at $18.50 per share, the approximate market price of the common stock at the time of purchase. The Program was made available worldwide to the Company's senior divisional and corporate management members.

        Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate arranged by Bank One Capital Markets and syndicated by Bank One, N.A. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by the participant. In order to subsidize the effective interest rate on the participants' loan and as a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock grant vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year non-competition agreement for the Company businesses which employ them.

        The Executive Stock Purchase Program is a voluntary plan designed to increase at-risk stock ownership on the part of senior management, and thereby further align the Company's management team with the interests of its shareholders.

European Currency Transition

        The Company is currently completing changes to existing systems to facilitate a smooth transition to the new single currency called the euro, introduced in Europe on January 1, 1999. The Company believes that conversion to the euro will not have a material effect on the Company's financial position or results of operations.

                                MASCO CORPORATION

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


        Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at June 30:


                                               2000      1999
                                               ----      ----
         Emco Limited, a Canadian company       42%       42%
         MascoTech, Inc.                        18%       17%
         Hans Grohe, a German partnership       27%       27%


        The following presents condensed financial data of MascoTech, Inc. Amounts are in thousands.



                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                  JUNE 30
                                     --------------------    --------------------
                                       2000        1999        2000        1999
                                     --------    --------    --------    --------
     Net Sales                       $442,310    $436,510    $901,710    $885,170
                                     ========    ========    ========    ========
     Gross Profit                    $114,080    $113,690    $233,480    $229,710
                                     ========    ========    ========    ========
     Net Income                      $ 26,180    $ 26,110    $ 52,000    $ 49,970
                                     ========    ========    ========    ========

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Information regarding this item is set forth in Note H to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEMS 2 THROUGH 3 AND ITEM 5 ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 17, 2000 at which the stockholders voted upon the election of three nominees for Class III Directors; approval of an amendment of the Company's 1991 Long Term Stock Incentive Plan; and ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2000. The following is a tabulation of the votes.

         Election of Class III Directors


                                                                                For               Withheld
                                                                                ---               --------
            Thomas G. Denomme                                               393,330,230           2,298,107
            Mary Ann Krey                                                   393,329,367           2,298,970
            Richard A. Manoogian                                            393,351,785           2,276,552


         Approval of an Amendment of the Company's 1991 Long Term Stock Incentive Plan.

                                                                                         Abstentions and
                       For                                  Against                      Broker Non-Votes
                       ---                                  -------                      ----------------
                 243,167,056                              125,409,871                       27,051,410


         Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for 2000.

                                                                                         Abstentions and
                       For                                  Against                      Broker Non-Votes
                       ---                                  -------                      ----------------
                 393,065,278                                1,759,656                        803,403


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (A)   EXHIBITS:

                 10a- 1991 Long Term Stock Incentive Plan (Amended and Restated May 17, 2000)

                 10b-  Executive Stock Purchase Program

                 12 -  Computation of Ratio of Earnings to Fixed Charges

                 27 -  Financial Data Schedule


           (B)   REPORTS ON FORM 8-K:

                 Report on Form 8-K dated June 14, 2000, reporting under
                 item 5 an update to the description of the legal proceedings contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and the issuance of a press release relating to the announcement of the Company's earnings for 2000.

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



DATE:    AUGUST 10, 2000             BY:  /s/ Richard G. Mosteller
       -----------------------            -------------------------------------
                                          Richard G. Mosteller
                                          Senior Vice-President - Finance
                                          (Chief Financial Officer
                                           and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



 EXHIBIT



Exhibit 10a 1991 Long Term Stock Incentive Plan (Amended and Restated May 17, 2000)

Exhibit 10b    Executive Stock Purchase Program

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule