Form 10-K/A
period 1999-12-31
MASCO CORP /DE/
filed 2000-11-01
CIK 62996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________.

                           COMMISSION FILE NUMBER 1-5794

                                 MASCO CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      38-1794485
         (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
      of Incorporation or Organization)
    21001 VAN BORN ROAD, TAYLOR, MICHIGAN                          48180
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2000 (based on the closing sale price of $19 5/16 of the Registrant's Common Stock as reported on the New York Stock Exchange Composite Tape on such date) was approximately $8,447,786,200.

Number of shares outstanding of the Registrant's Common Stock at March 15, 2000:

         447,382,000 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement filed for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of Registrant's Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LIST OF ITEMS AMENDED

                                                                       PAGE
                                                                       ----
                                  PART II
       Management's Discussion and Analysis of Financial Condition
 7.    and Results of Operations...................................       1
 8.    Financial Statements and Supplementary Data.................      11
                                  PART IV
       Exhibits, Financial Statement Schedules, and Reports on Form
14.    8-K.........................................................      35

EXPLANATORY NOTE:

     Items 7 and 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are hereby amended by deleting the Items in their entirety and replacing them with the Items attached hereto and filed herewith.
Item 14 is hereby amended by replacing the specified portions indicated herein.

     The purpose of this amendment is to provide expanded disclosure regarding the Company's business segments in the Segment Information note to the financial statements included in the Financial Statements and Supplementary Data that were included in Item 8 of the subject Form 10-K as originally filed (the "Original Filing") and to make corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations that was included in
Item 7 of the Original Filing. The Company recently filed a Registration Statement on Form S-3 under the Securities Act of 1933. In the course of processing the Registration Statement, the staff of the Securities and Exchange Commission furnished comments to the Company. Based on the staff's comments, the Company revised the Segment Information note to its financial statements and is filing this Form 10-K/A Amendment No. 1 in order to provide this expanded disclosure in the Segment Information note and to make corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's Form 10-K continues to speak as of the date of the Original Filing and the disclosure in that report has not been updated to speak to any later date. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                                    PART II

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

     The following discussion and certain other sections of this report on Form 10-K may contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors discussed in the "Overview" and "Outlook for the Company" sections below may affect the Company's ability to attain the projected performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products directly to builders and consumers and performs repair and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters.

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

CASH FLOWS

     Significant sources and uses of cash in the past three years are summarized as follows, in thousands:

     CASH SOURCES (USES)

                                                 1999        1998        1997
                                               ---------   ---------   ---------
Net cash from operating activities...........  $ 490,610   $ 537,670   $ 470,220
Acquisitions of companies, net of cash
  acquired...................................   (794,950)   (322,880)   (186,920)
Cash proceeds from sale of subsidiary and
  TriMas investment..........................     --         137,640      --
Capital expenditures.........................   (350,850)   (243,380)   (215,190)
Increases in debt, net.......................    578,990     315,740     262,270
Purchase of Company common stock for:
  Treasury...................................    (99,600)    (43,330)     --
  Long-term stock incentive award plan.......     (6,840)    (46,800)    (29,110)
Cash dividends paid..........................   (164,990)   (145,290)   (131,680)
Capital contributions from shareholders of
  pooled companies...........................     11,490       1,520     245,450
Distributions to shareholders of pooled
  companies..................................     --         (45,950)   (536,060)
Other, net...................................     13,770     (42,440)     60,100
                                               ---------   ---------   ---------
          Cash increase (decrease)...........  $(322,370)  $ 102,500   $ (60,920)
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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area, in millions. As a result of significant mergers and acquisitions during 1999, the Company redefined its business segments; accordingly, segment information for prior years has been restated. During 2000, the Company revised its segment information note to include expanded disclosure regarding the Company's business segments.

                                                                                    PERCENT
                                                                                   INCREASE
                                                                                  (DECREASE)
                                                                                  -----------
                                                                                  1999   1998
                                                                                  VS.    VS.
                                                        1999     1998     1997    1998   1997
                                                       ------   ------   ------   ----   ----
NET SALES:
     Plumbing Products...............................  $1,803   $1,667   $1,551     8%    7%
     Cabinets and Related Products...................   2,220    1,908    1,540    16%   24%
     Decorative Architectural Products...............   1,165      919      737    27%   25%
     Insulation Installation and Other Services......     532      250      195   113%   28%
     Other Specialty Products........................     587      536      485    10%   11%
                                                       ------   ------   ------
          TOTAL......................................  $6,307   $5,280   $4,508    19%   17%
                                                       ======   ======   ======
     North America...................................  $5,238   $4,441   $3,820    18%   16%
     International, principally Europe...............   1,069      839      688    27%   22%
                                                       ------   ------   ------
          TOTAL, AS ABOVE............................  $6,307   $5,280   $4,508    19%   17%
                                                       ======   ======   ======
OPERATING PROFIT:*
     Plumbing Products...............................  $  378   $  369   $  334     2%   10%
     Cabinets and Related Products...................     320      295      226     8%   31%
     Decorative Architectural Products...............     122      167      123   (27%)  36%
     Insulation Installation and Other Services......      79       30       27   163%   11%
     Other Specialty Products........................     104       91       78    14%   17%
                                                       ------   ------   ------
          TOTAL......................................  $1,003   $  952   $  788     5%   21%
                                                       ======   ======   ======
     North America...................................  $  867   $  829   $  689     5%   20%
     International, principally Europe...............     136      123       99    11%   24%
                                                       ------   ------   ------
          TOTAL, AS ABOVE............................  $1,003   $  952   $  788     5%   21%
                                                       ======   ======   ======
OPERATING PROFIT MARGIN:*
     Plumbing Products...............................   21.0%    22.1%    21.5%
     Cabinets and Related Products...................   14.4%    15.5%    14.7%
     Decorative Architectural Products...............   10.5%    18.2%    16.7%
     Insulation Installation and Other Services......   14.8%    12.0%    13.8%
     Other Specialty Products........................   17.7%    17.0%    16.1%

     North America...................................   16.6%    18.7%    18.0%
     International, principally Europe...............   12.7%    14.7%    14.4%

          TOTAL......................................   15.9%    18.0%    17.5%

* Before general corporate expense, but including goodwill amortization.

BUSINESS SEGMENT RESULTS

PLUMBING PRODUCTS

     Excluding purchase acquisitions, net sales of Plumbing Products increased 4 percent in 1999 compared with 1998 and increased 7 percent in 1998 compared with 1997; such increases were due largely to higher unit sales volume of whirlpools, spas and faucets and new product introductions. Net sales were negatively influenced by a stronger U.S. dollar in both 1999 and 1998, which affected the translation of European operations included in this segment. Operating profit margin for 1999 compared with 1998 was negatively influenced by product mix.

CABINETS AND RELATED PRODUCTS

     Excluding purchase acquisitions, net sales of Cabinets and Related Products increased 14 percent in 1999 compared with 1998 and increased 17 percent in 1998 compared with 1997 due largely to higher unit sales volume of U.S. operations included in this segment and new product introductions. This segment was also negatively impacted by a stronger U.S. dollar in both 1999 and 1998, which affected the translation of European operations included in this segment. Operating profit margin for 1999 compared with 1998 was negatively influenced by unusual expense related to a transaction accounted for as a pooling of interests; excluding unusual expense, 1999 operating profit margin for this segment approximated the 1998 level.

DECORATIVE ARCHITECTURAL PRODUCTS

     Excluding purchase acquisitions, net sales of Decorative Architectural Products increased 17 percent in 1999 compared with 1998 and increased 19 percent in 1998 compared with 1997. These increases were due largely to higher unit sales volume of these products. Operating profit margin for 1999 compared with 1998 was negatively influenced by unusual expense related to a transaction accounted for as a pooling of interests; excluding unusual expense, 1999 operating profit margin for this segment approximated the 1998 level.

INSULATION INSTALLATION AND OTHER SERVICES

     Excluding purchase acquisitions, net sales of Insulation Installation and Other Services increased 43 percent in 1999 compared with 1998 and increased 28 percent in 1998 compared with 1997 due largely to broader geographic U.S. market penetration, increased sales volume in existing markets and selling price increases. Operating results of this segment continue to benefit from the leveraging of fixed selling, general and administrative costs over higher sales.

OTHER SPECIALTY PRODUCTS

     Excluding purchase acquisitions and divestitures, net sales of Other Specialty Products were flat in 1999 compared with 1998 and increased 3 percent in 1998 compared with 1997; a stronger U.S. dollar in both 1999 and 1998 had a negative effect on the translation of European operations included in this segment. Operating profit margin for 1999 and 1998 includes the favorable influence of purchase acquisitions offset in part by lower results of certain existing European operations included in this segment.

GEOGRAPHIC AREA RESULTS

     NORTH AMERICA

     Excluding purchase acquisitions and divestitures, North American net sales for 1999 increased 14 percent over 1998 due largely to higher unit sales volume of cabinets, paints and stains and other kitchen and bath products, higher installation sales of fiberglass insulation, and to a lesser extent, new product introductions and selling price increases. Operating profit margin for 1999 was negatively affected by unusual expense principally related to transactions accounted for as poolings of interests, which more than offset the favorable influence of purchase acquisitions. Excluding unusual 1999 expense, operating profit margin approximated the 1998 level.

     Excluding purchase acquisitions and divestitures, North American net sales for 1998 increased 14 percent over 1997 due largely to higher unit sales volume of cabinets, paints and stains, and faucets, higher installation sales of fiberglass insulation and to a lesser extent, new product introductions and selling price increases. Operating profit margin for 1998 compared with 1997 was favorably influenced by higher unit sales volume, offset in part by the influence of product sales mix and stronger than anticipated demand for lower margin cabinets.

     Results of the Company's North American operations for 1999, 1998 and 1997 benefited from demographic and economic conditions principally in the United States, including higher consumer confidence and income, modest economic growth and relatively low unemployment. These conditions have favorably influenced the housing and home improvement markets in the United States, including housing starts, existing home sales and repair and remodeling activities.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Excluding purchase acquisitions, net sales of the Company's International operations increased 1 percent in 1999 compared with 1998 and were flat for 1998 compared with 1997. Operating profit margin for 1999 and 1998 was favorably influenced by recent acquisitions. Operating results of existing European operations have been adversely influenced in recent years, in part due to softness in the Company's European markets, competitive pricing pressures on certain products and the effect of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 1999 compared with 1998 as well as 1998 compared with 1997, lowering European net sales in 1999 and 1998 by approximately 3 percent and 2 percent, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Masco Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in the Segment Information Note, the accompanying consolidated financial statements have been revised to include expanded disclosure regarding the Company's business segments.

PricewaterhouseCoopers LLP

Detroit, Michigan
February 16, 2000, except as to the Segment
  Information Note, which is as of
  October 24, 2000

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

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Total proceeds to the Company from the sale were $1,050 million, including $708 million in cash, $285 million of junior debt securities and equity securities aggregating $57 million. Securities of Furnishings International Inc. are summarized as follows:

                                                                                      (IN THOUSANDS)
                                                                                   AT DECEMBER 31
                                                                                 -------------------
                                                                                   1999       1998
                                                                                 --------   --------
        Junior debt securities (12% pay-in-kind).............                    $423,900   $377,270
        Preferred stock (13% cumulative).....................    )
        Common stock (15% ownership).........................    )                 57,370     57,370
        Convertible preferred stock..........................    )
                                                                                 --------   --------
                                                                                 $481,270   $434,640
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
                                                           ==========   ==========

LONG-TERM DEBT

                                                               (IN THOUSANDS)
                                                               AT DECEMBER 31
                                                           -----------------------
                                                              1999         1998
                                                           ----------   ----------
Notes and Debentures:
  6.625%, due Sept. 15, 1999.............................      --       $  200,000
  9%,     due Oct.   1, 2001.............................  $   77,030       77,030
  6.125%, due Sept. 15, 2003.............................     200,000      200,000
  5.75%,  due Oct.  15, 2008.............................     100,000      100,000
  7.125%, due Aug.  15, 2013.............................     200,000      200,000
  6.625%, due Apr.  15, 2018.............................     250,000      250,000
  7.75%,  due Aug.   1, 2029.............................     300,000       --
Notes payable to banks...................................     750,000       --
Bank term loans..........................................      --          202,750
European bank debt.......................................     470,060      505,970
Other....................................................     146,480      211,860
                                                           ----------   ----------
                                                            2,493,570    1,947,610
Less, current portion....................................      62,300      309,320
                                                           ----------   ----------
                                                           $2,431,270   $1,638,290
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

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution pension plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Directors. Aggregate charges to income under the Company's pension, retirement and profit-sharing plans were $57.3 million in 1999, $35.8 million in 1998 and $26.4 million in 1997.

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONTINUED)
     Net periodic pension cost for the Company's qualified pension plans includes the following components, in thousands:

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

SEGMENT INFORMATION

     As a result of significant mergers and acquisitions during 1999, the Company redefined its business segments; accordingly, segment information for prior years has been restated. During 2000, the Company revised this Segment Information Note to include expanded disclosure regarding the Company's business segments. The Company's operations in the segments detailed below consist of the manufacture and sale, and for one segment the installation of certain, of the following home improvement and building products:

          PLUMBING PRODUCTS -- principally includes faucets; plumbing fittings and valves; bathtubs and shower enclosures; whirlpools; and spas.

          CABINETS AND RELATED PRODUCTS -- principally includes assembled and ready-to-assemble kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

          DECORATIVE ARCHITECTURAL PRODUCTS -- principally includes paints and stains; mechanical and electronic lock sets; and door, window and other hardware.

          INSULATION INSTALLATION AND OTHER SERVICES -- principally includes the sale and installation of insulation and the restoration of facilities damaged by natural disasters.

          OTHER SPECIALTY PRODUCTS -- principally includes staple gun tackers, staples and other fastening tools; hydronic radiators and heat convectors; venting and ventilation systems; modular office workstations; and grilles, registers and diffusers for heating and cooling systems.

     The above products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, and other outlets for consumers and contractors.

     The Company's operations are principally located in North America and Europe. The Company's country of domicile is the United States.

     Corporate assets consist primarily of real property, cash and cash investments and other investments.

     The Company's segments are based on similarities in products and services and represent the aggregation of operating units for which financial information is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based on operating profit and, other than general corporate expense, allocates specific corporate overhead to each segment.

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONCLUDED)

     The following table presents information about the Company by segment and geographic area:

                                        NET SALES (1)(2)(3)(4)                  OPERATING PROFIT
                                 ------------------------------------   --------------------------------
                                    1999         1998         1997         1999        1998       1997
                                 ----------   ----------   ----------   ----------   --------   --------
The Company's operations by
  segment were:
    Plumbing Products..........  $1,803,000   $1,667,000   $1,551,000   $  378,000   $369,000   $334,000
    Cabinets and Related
      Products.................   2,220,000    1,908,000    1,540,000      320,000    295,000    226,000
    Decorative Architectural
      Products.................   1,165,000      919,000      737,000      122,000    167,000    123,000
    Insulation Installation and
      Other Services...........     532,000      250,000      195,000       79,000     30,000     27,000
    Other Specialty Products...     587,000      536,000      485,000      104,000     91,000     78,000
                                 ----------   ----------   ----------   ----------   --------   --------
        Total..................  $6,307,000   $5,280,000   $4,508,000   $1,003,000   $952,000   $788,000
                                 ==========   ==========   ==========   ==========   ========   ========
The Company's operations by
  geographic area were:
    North America..............  $5,238,000   $4,441,000   $3,820,000   $  867,000   $829,000   $689,000
    International, principally
      Europe...................   1,069,000      839,000      688,000      136,000    123,000     99,000
                                 ----------   ----------   ----------   ----------   --------   --------
        Total, as above........  $6,307,000   $5,280,000   $4,508,000    1,003,000    952,000    788,000
                                 ==========   ==========   ==========
General corporate expense,
  net..........................                                            (92,000)   (86,000)   (82,000)
                                                                        ----------   --------   --------
Operating profit, after general
  corporate expense............                                            911,000    866,000    706,000
Other income (expense), net....                                             (7,000)    39,000     28,000
                                                                        ----------   --------   --------
Income before income taxes
  (6)..........................                                         $  904,000   $905,000   $734,000
                                                                        ==========   ========   ========
Equity investments in
  affiliates...................
Securities of Furnishings
  International Inc. ..........
Corporate assets...............
        Total assets...........

                                                       (IN THOUSANDS)
                                      ASSETS AT DECEMBER 31 (5)
                                 ------------------------------------
                                    1999         1998         1997
                                 ----------   ----------   ----------
The Company's operations by
  segment were:
    Plumbing Products..........  $1,217,000   $1,118,000   $  965,000
    Cabinets and Related
      Products.................   1,517,000    1,334,000    1,184,000
    Decorative Architectural
      Products.................     823,000      586,000      491,000
    Insulation Installation and
      Other Services...........     629,000      224,000      163,000
    Other Specialty Products...     997,000      586,000      416,000
                                 ----------   ----------   ----------
        Total..................  $5,183,000   $3,848,000   $3,219,000
                                 ==========   ==========   ==========
The Company's operations by
  geographic area were:
    North America..............  $3,746,000   $2,672,000   $2,508,000
    International, principally
      Europe...................   1,437,000    1,176,000      711,000
                                 ----------   ----------   ----------
        Total, as above........   5,183,000    3,848,000    3,219,000
General corporate expense,
  net..........................
Operating profit, after general
  corporate expense............
Other income (expense), net....
Income before income taxes
  (6)..........................
Equity investments in
  affiliates...................     203,000      225,000      228,000
Securities of Furnishings
  International Inc. ..........     481,000      435,000      393,000
Corporate assets...............     768,000    1,111,000      857,000
                                 ----------   ----------   ----------
        Total assets...........  $6,635,000   $5,619,000   $4,697,000
                                 ==========   ==========   ==========

                                                                                                      DEPRECIATION AND
                                                                  PROPERTY ADDITIONS (7)                AMORTIZATION
                                                              ------------------------------   ------------------------------
                                                                1999       1998       1997       1999       1998       1997
                                                              --------   --------   --------   --------   --------   --------
The Company's operations by segment were:
  Plumbing Products.........................................  $ 87,000   $ 65,000   $ 57,000   $ 45,000   $ 39,000   $ 37,000
  Cabinets and Related Products.............................   162,000     85,000    124,000     49,000     49,000     38,000
  Decorative Architectural Products.........................    61,000     36,000     35,000     20,000     21,000     16,000
  Insulation Installation and Other Services................    45,000     17,000     19,000     18,000     10,000      6,000
  Other Specialty Products..................................    56,000     69,000     23,000     26,000     19,000     15,000
                                                              --------   --------   --------   --------   --------   --------
                                                               411,000    272,000    258,000    158,000    138,000    112,000
  Unallocated amounts principally related to corporate
    assets..................................................    27,000     25,000     10,000     24,000     19,000     20,000
  Assets of purchase acquisitions...........................   (87,000)   (54,000)   (53,000)     --         --         --
                                                              --------   --------   --------   --------   --------   --------
        Total...............................................  $351,000   $243,000   $215,000   $182,000   $157,000   $132,000
                                                              ========   ========   ========   ========   ========   ========

(1) Included in net sales in 1999, 1998 and 1997 are export sales from the U.S. of $127 million, $112 million and $89 million, respectively.
(2) Inter-company sales between segments represented less than one percent of consolidated net sales in 1999, 1998 and 1997.
(3) Includes net sales to one customer in 1999, 1998 and 1997 of $1,539 million, $1,236 million and $983 million, respectively.
(4) Net sales from the Company's operations in the U.S. were $5,024 million, $4,275 million and $3,655 million in 1999, 1998 and 1997, respectively.
(5) Long-lived assets of the Company's operations in the U.S. and Europe were $2,135 million and $997 million, $1,392 million and $813 million and $1,296 million and $467 million at December 31, 1999, 1998 and 1997, respectively.
(6) Income before income taxes and net income pertaining to non-U.S. operations were $120 million and $69 million, $118 million and $59 million, and $93 million and $45 million for 1999, 1998 and 1997, respectively.
(7) Property additions by segment include assets of purchase acquisitions.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

         See Part II, Item 8 hereof.

         3. Exhibits

         The list of Exhibits is amended by substituting Exhibit 23.a, as listed in the Exhibit Index attached hereto, for the previous Exhibit 23.a. All other information pertaining to this subsection is as set forth in the Original Filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MASCO CORPORATION
                                          By      /s/ RICHARD G. MOSTELLER
                                            ------------------------------------
                                                    RICHARD G. MOSTELLER
                                              Senior Vice President -- Finance

November 1, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ RICHARD A. MANOOGIAN                 Chairman of the Board and Chief
  ---------------------------------      Executive Officer
  RICHARD A. MANOOGIAN

PRINCIPAL FINANCIAL OFFICER:

/s/ RICHARD G. MOSTELLER                 Senior Vice President -- Finance
-----------------------------------
RICHARD G. MOSTELLER

PRINCIPAL ACCOUNTING OFFICER:

/s/ ROBERT B. ROSOWSKI                   Vice President -- Controller and
-----------------------------------      Treasurer
ROBERT B. ROSOWSKI

/s/ THOMAS G. DENOMME                    Director
-----------------------------------
THOMAS G. DENOMME

/s/ JOSEPH L. HUDSON, JR.                Director
-----------------------------------
JOSEPH L. HUDSON, JR.

/s/ VERNE G. ISTOCK                      Director
-----------------------------------
VERNE G. ISTOCK

/s/ RAYMOND F. KENNEDY                   President and Chief Operating Officer
-----------------------------------      and Director
RAYMOND F. KENNEDY

/s/ MARY ANN KREY                        Director
-----------------------------------
MARY ANN KREY

/s/ WAYNE B. LYON                        Director
-----------------------------------
WAYNE B. LYON

/s/ JOHN A. MORGAN                       Director
-----------------------------------
JOHN A. MORGAN

/s/ ARMAN SIMONE                         Director
-----------------------------------
ARMAN SIMONE

/s/ PETER W. STROH                       Director
-----------------------------------
PETER W. STROH

                                                                November 1, 2000

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
Exhibit 23.a    Consent of PricewaterhouseCoopers LLP relating to Masco
                Corporation's Consolidated Financial Statements and
                Financial Statement Schedules. (filed herewith)