Form 10-Q/A
period 2000-03-31
MASCO CORP /DE/
filed 2000-11-01
CIK 62996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               -----------------    -------------------

                         Commission file number 1-5794

                                MASCO CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                              38-1794485
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)



 21001 VAN BORN ROAD, TAYLOR, MICHIGAN                                 48180
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (313) 274-7400
                                                    ----------------------------



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

                                MASCO CORPORATION

                              LIST OF ITEMS AMENDED


                                                                PAGE NO.
                                                                --------

Part I.     Financial Information

  Item 1.    Financial Statements                                 1-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       9-11

             Unaudited Information Regarding Equity
                 Investments for the Three Months
                 Ended March 31, 2000 and 1999                      12



EXPLANATORY NOTE:

     Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 are hereby amended by deleting the Items in their entirety and replacing them with the Items attached hereto and filed herewith.

     The purpose of this amendment is to provide expanded disclosure regarding the Company's business segments in the segment information note to the financial statements included in the financial statements that were included in Item 1 of the subject Form 10-Q as originally filed (the "Original Filing") and to make corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations that was included in Item 2 of the Original Filing. The Company recently filed a Registration Statement on Form S-3 under the Securities Act of 1933. In the course of processing the Registration Statement, the staff of the Securities and Exchange Commission furnished comments to the Company. Based on the staff's comments, the Company revised the Segment Information note to its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 and filed Form 10-K/A Amendment No. 1 in order to provide this expanded disclosure in the Segment Information note and to make corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations. This Form 10-Q/A is being filed to make corresponding changes to information contained in the Original Filing.

     The Company's Form 10-Q continues to speak as of the date of the Original Filing and the disclosure in that report has not been updated to speak to any later date. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

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

E. The following table presents information about the Company by segment and geographic area, in millions:

                                                    THREE MONTHS ENDED MARCH 31
                                            -------------------------------------------
                                               2000       1999        2000       1999
                                            -------------------------------------------
                                                Net Sales (1)      Operating Profit (2)
                                            --------------------  ---------------------
     The Company's operations by
      segment were:
        Plumbing Products                     $   473     $   461    $    92    $   110
        Cabinets and Related Products             631         494         87         78
        Decorative Architectural
          Products                                307         239         64         37
        Insulation Installation and
          Other Services                          183          72         25         10
        Other Specialty Products                  152         125         25         22
                                              -------     -------    -------    -------
            Total                             $ 1,746     $ 1,391    $   293    $   257
                                              =======     =======    =======    =======

     The Company's operations
      by geographic area were:
        North America                         $ 1,414     $ 1,165    $   251    $   226
        International, principally
          Europe                                  332         226         42         31
                                              -------     -------    -------    -------
            Total, as above                   $ 1,746     $ 1,391    $   293    $   257
                                              =======     =======

     General corporate expense, net                                      (25)       (22)
     Operating profit, after general                                 -------    -------
       corporate expense                                                 268        235

     Other income (expense), net                                           8          8
                                                                     -------    -------
     Income before income taxes                                      $   276    $   243
                                                                     =======    =======

      (1) Inter-company sales among segments were not material.
      (2) Operating profit shown is after reduction for amortization of acquired goodwill.

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
                                                                  ====            ====

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

   NOTE G - CONCLUDED:

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        ------------------------
      COMBINED STATEMENT OF CASH FLOWS                      2000         1999
                                                        -----------  -----------

      CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
        Cash provided by operations                     $   219,510  $   219,940
        Increase in receivables                            (176,990)    (181,270)
        Increase in inventories                             (61,380)     (41,160)
        Increase in current liabilities, net                 91,780       64,960
                                                        -----------  -----------
           Total cash from operating activities              72,920       62,470
                                                        -----------  -----------

      CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
        Capital expenditures                               (112,110)    (102,450)
        Acquisition of companies, net of cash acquired     (190,320)     (62,720)
        Investments in noncurrent assets and other, net    (121,820)     (12,870)
                                                        -----------  -----------
           Total cash (for) investing activities           (424,250)    (178,040)
                                                        -----------  -----------

      CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
        Increase in debt                                    335,180       60,000
        Payment of debt                                     (77,550)     (76,730)
        Purchase of Company common stock                        ---      (61,050)
        Cash dividends paid                                 (56,260)     (39,860)
                                                        -----------  -----------
           Total cash from (for) financing activities       201,370     (117,640)
                                                        -----------  -----------

      CASH AND CASH INVESTMENTS:
        Decrease for the quarter                           (149,960)    (233,210)
        At January 1                                        235,270      582,540
                                                        -----------  -----------
        At March 31                                     $    85,310  $   349,330
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



                              SALES AND OPERATIONS

The following table sets forth the Company's net sales information by segment and geographic area, in millions.



                                                                      PERCENT INCREASE
                                                                         (DECREASE)
                                                                   ----------------------
                                           THREE MONTHS ENDED        2000          2000
                                                MARCH 31,             VS.           VS.
                                             2000       1999         1999        1999(A)
                                           --------   --------     --------    -----------

NET SALES:
  Plumbing Products                        $   473    $   461            3%            1%
  Cabinets and Related Products                631        494           28%           13%
  Decorative Architectural Products            307        239           28%           17%
  Insulation Installation and Other
    Services                                   183         72          154%           42%
  Other Specialty Products                     152        125           22%          (5%)
                                           --------   --------
      TOTAL                                $ 1,746    $ 1,391           26%           10%
                                           ========   ========

   North America                           $ 1,414    $ 1,165           21%           12%
   International, principally Europe           332        226           47%          (1%)
                                           --------   --------
      TOTAL, AS ABOVE                      $ 1,746    $ 1,391           26%           10%
                                           ========   ========


(A) Percent change in sales excluding purchase acquisitions.

         Net sales for the three months ended March 31, 2000 increased 26 percent from the comparable period in 1999; excluding purchase acquisitions, first quarter 2000 net sales increased 10 percent over the comparable period of the prior year.

         Changes in net sales in the following discussion exclude the influence of purchase acquisitions.

         Net sales of Plumbing Products increased 1 percent for the first quarter of 2000 from the comparable period of the prior year. Net sales of Cabinets and Related Products increased 13 percent for the first quarter of 2000 from the first quarter of 1999 due largely to increased unit sales volume. Net sales of Plumbing Products and Cabinets and Related Products were negatively influenced by a stronger U.S. dollar, which affected the translation of European operations included in these segments.

         Net sales of Decorative Architectural Products increased 17 percent for the first quarter of 2000 from the comparable period of the prior year due largely to higher unit sales volume of these products. Net sales of the Company's Insulation Installation and Other Services segment increased 42 percent in the first quarter of 2000 due largely to higher installation sales of and higher prices for fiberglass insulation and broader geographic U.S. market penetration.




















         Net sales of Other Specialty Products decreased 5 percent for the first quarter of 2000 from the comparable period of the prior year due largely to the negative influence of a stronger U.S. dollar, which affected the translation of European operations included in this segment. Excluding this currency translation effect, net sales of this segment were flat in the first quarter of 2000 as compared with the first quarter of 1999.

         Net sales from North American operations for the first quarter of 2000 increased 12 percent from the comparable period in the prior year. Net sales from International operations for the first quarter of 2000 decreased approximately 1 percent when compared with the first quarter of 1999. A stronger U.S. dollar, principally against the German deutsche mark, had an unfavorable effect on the translation of International sales in the first quarter of 2000 as compared with the first quarter of 1999; the Company anticipates that unfavorable foreign currency translation effects may continue for the balance of the year. Net sales from International operations in the first quarter of 2000 in local currencies increased by approximately 8 percent.

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

         First quarter 2000 cash from operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable (although there was no significant increase in receivable days). Most of the annual increase in accounts receivable resulting from sales increases is typically experienced in the first half of the year.

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
                                      ========           ========

                                MASCO CORPORATION


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)



DATE:   NOVEMBER 1, 2000                     BY: /s/ Richard G. Mosteller
      --------------------                   --------------------------------
                                             Richard G. Mosteller
                                             Senior Vice-President - Finance
                                             (Chief Financial Officer
                                             and Authorized Signatory)