Form 10-Q/A
period 2000-06-30
MASCO CORP /DE/
filed 2000-11-01
CIK 62996

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

For the quarterly period ended JUNE 30, 2000.

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




Registrant's Telephone Number, Including Area Code: (313) 274-7400
                                                    ---------------------------

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

                                MASCO CORPORATION

                             LIST OF ITEMS AMENDED



                                                                   PAGE NO.
                                                                   --------

Part I.     Financial Information

  Item 1.    Financial Statements                                   1-11

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        12-15

             Unaudited Information Regarding Equity
                 Investments for the Three Months and
                 Six Months Ended June 30, 2000 and 1999              16



EXPLANATORY NOTE:

         Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 are hereby amended by deleting the Items in their entirety and replacing them with the Items attached hereto and filed herewith.

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

         The Company's Form 10-Q continues to speak as of the date of the Original Filing and the disclosure in that report has not been updated to speak to any later date. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information continued in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

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

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. The following table presents information about the Company by segment and geographic area, in millions.




                                              THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                         ------------------------------------     ------------------------------------
                                           2000     1999      2000      1999        2000     1999      2000      1999
                                         ------------------------------------     ------------------------------------
                                           Net Sales (1)     Operating Profit(2)    Net Sales (1)     Operating Profit(2)
                                         ------------------------------------     ------------------------------------
The Company's operations by
 segment were:
  Plumbing Products                      $  489    $  433    $   94    $   93     $  962    $  894    $  186    $  203
  Cabinets and Related Products             655       567       101        93      1,286     1,061       188       171
  Decorative Architectural Products         377       321        79        62        684       560       143        99
  Insulation Installation and
   Other Services                           199       118        28        19        382       190        53        29
  Other Specialty Products                  151       128        25        21        303       253        50        43
                                         ------    ------    ------    ------     ------    ------    ------    ------
             Total                       $1,871    $1,567    $  327    $  288     $3,617    $2,958    $  620    $  545
                                         ======    ======    ======    ======     ======    ======    ======    ======


The Company's operations by
 geographic area were:
  North America                          $1,532    $1,296    $  282    $  254     $2,946    $2,461    $  533    $  480
  International, principally Europe         339       271        45        34        671       497        87        65
                                         ------    ------    ------    ------     ------    ------    ------    ------
             Total, as above             $1,871    $1,567       327       288     $3,617    $2,958       620       545
                                         ======    ======                         ======    ======

General corporate expense, net                                  (25)      (22)                           (50)      (44)
                                                             ------    ------                         ------    ------
Operating profit, after general
  corporate expense                                             302       266                            570       501
Other income (expense), net                                      (7)       13                              1        21
                                                             ------    ------                         ------    ------
Income before income taxes                                   $  295    $  279                         $  571    $  522
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

                              SALES AND OPERATIONS

The following tables set forth the Company's net sales information by segment and geographic area, in millions:



                                                                    PERCENT INCREASE
                                                                       (DECREASE)
                                             THREE MONTHS ENDED   -------------------
                                                  JUNE 30,          2000 VS. 2000 VS.
                                               2000    1999         1999     1999(A)
                                             ------------------   ---------- --------
NET SALES:
Plumbing Products                            $  489   $  433           13%         8%
Cabinets and Related Products                   655      567           16%         6%
Decorative Architectural Products               377      321           17%        13%
Insulation Installation and Other Services      199      118           69%        30%
Other Specialty Products                        151      128           18%        (5%)
                                             ------   ------
  TOTAL                                      $1,871   $1,567           19%         8%
                                             ======   ======

North America                                $1,532   $1,296           18%        10%
International, principally Europe               339      271           25%        (4%)
                                             ------   ------
  TOTAL, AS ABOVE                            $1,871   $1,567           19%         8%
                                             ======   ======

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                               2000    1999
                                             ----------------
NET SALES:
  Plumbing Products                           $  962  $  894            8%         5%
  Cabinets and Related Products                1,286   1,061           21%         9%
  Decorative Architectural Products              684     560           22%        15%
  Insulation Installation and Other Services     382     190          101%        36%
  Other Specialty Products                       303     253           20%        (5%)
                                              ------  ------
    TOTAL                                     $3,617  $2,958           22%         9%
                                              ======  ======

  North America                               $2,946  $2,461           20%        11%
  International, principally Europe              671     497           35%        (3%)
                                              ------  ------
    TOTAL, AS ABOVE                           $3,617  $2,958           22%         9%
                                              ======  ======


(A) Percent change in sales excluding purchase acquisitions


























        Net sales for the three month and six month periods ended June 30, 2000 increased 19 percent and 22 percent, respectively, from the comparable periods in 1999. Excluding purchase acquisitions, net sales increased 8 percent and 9 percent for the three month and six month periods ended June 30, 2000, respectively, over the comparable periods of the prior year.

        Changes in net sales in the following discussion exclude the influence of purchase acquisitions.

        Net sales of Plumbing Products for the three months and six months ended June 30, 2000 increased 8 percent and 5 percent, respectively, and net sales of Cabinets and Related Products increased 6 percent and 9 percent, respectively, from the comparable periods of the prior year. These increases include higher unit sales volume of cabinets and faucets offset in part by the negative influence of a stronger U.S. dollar, which affected the translation of European operations included in these segments.

        Decorative Architectural Products sales for the three months and six months ended June 30, 2000 increased 13 percent and 15 percent, respectively, from the comparable periods of the prior year due largely to higher unit sales volume of these products. Sales of the Company's Insulation Installation and Other Services segment for the three months and six months ended June 30, 2000 increased 30 percent and 36 percent, respectively, from the comparable periods of the prior year due to higher installation sales of and higher prices for fiberglass insulation and broader geographic U.S. market penetration.

        Other Specialty Products sales for both the three month and six month periods ended June 30, 2000 decreased 5 percent from the comparable periods of the prior year. These decreases principally include the negative influence of a stronger U.S. dollar, which affected the translation of European operations included in this segment.

        Net sales from North American operations for the three months and six months ended June 30, 2000 increased 10 percent and 11 percent, respectively, from the comparable periods in 1999. Net sales from International operations for the three months and six months ended June 30, 2000 decreased approximately 4 percent and 3 percent, respectively, when compared with the comparable periods in 1999. A stronger U.S. dollar, principally against the German deutsche mark, had an unfavorable effect on the translation of International sales in the three month and six month periods ended June 30, 2000 as compared with the three month and six month periods of 1999; the Company anticipates that unfavorable foreign currency translation effects may continue for the balance of the year. Net sales from International operations for both the three month and six month periods ended June 30, 2000, in local currencies, increased by approximately 6 percent.

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