Form 10-Q
period 2000-09-30
MASCO CORP /DE/
filed 2000-11-14
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For Quarter Ended September 30, 2000. Commission File Number 1-5794

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

                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                          Shares Outstanding at
            Class                                          November 1, 2000
            -----                                          ----------------

Common stock, par value $1 per share                           446,277,000

                                MASCO CORPORATION

                                      INDEX



                                                                    PAGE NO.
                                                                    --------

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     September 30, 2000 and December 31, 1999          1

                 Condensed Consolidated Statement of
                     Income for the Three Months and Nine
                     Months Ended September 30, 2000 and 1999          2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999                       3

                 Notes to Condensed Consolidated
                     Financial Statements                            4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        10-16

             Unaudited Information Regarding Equity
                 Investments for the Three Months and Nine
                 Months Ended September 30, 2000 and 1999             17

Part II.    Other Information and Signature                        18-19

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                SEPTEMBER 30,    DECEMBER 31,
          ASSETS                                    2000             1999
          ------                                ------------     ------------
Current assets:
     Cash and cash investments                    $  181,230      $  230,780
     Accounts and notes receivable, net            1,182,360       1,002,630
     Prepaid expenses and other                      130,300         106,500
     Inventories:
          Raw material                               340,320         307,060
          Finished goods                             377,660         290,440
          Work in process                            194,480         172,370
                                                  ----------      ----------
                                                     912,460         769,870
                                                  ----------      ----------
               Total current assets                2,406,350       2,109,780

Equity investment in MascoTech, Inc.                  77,060          69,930
Equity investments in other affiliates               122,700         133,550
Securities of Furnishings International Inc.         541,510         481,270
Property and equipment, net                        1,827,260       1,624,360
Acquired goodwill, net                             2,148,510       1,742,930
Other noncurrent assets                              761,670         473,100
                                                  ----------      ----------
               Total assets                       $7,885,060      $6,634,920
                                                  ==========      ==========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $  888,520      $   62,300
     Accounts payable                                254,330         243,810
     Accrued liabilities                             715,170         540,320
                                                  ----------      ----------
               Total current liabilities           1,858,020         846,430

Long-term debt                                     2,277,040       2,431,270
Deferred income taxes and other                      233,450         220,720
                                                  ----------      ----------
               Total liabilities                   4,368,510       3,498,420
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
          --------------------
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  453,170         443,510
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                      ---             ---
Paid-in capital                                      764,840         601,990
Retained earnings                                  2,529,160       2,151,520
Other comprehensive income (loss)                   (230,620)        (60,520)
                                                  ----------      ----------
               Total shareholders' equity          3,516,550       3,136,500
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $7,885,060      $6,634,920
                                                  ==========      ==========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30                 SEPTEMBER 30
                                    ----------------------       -----------------------
                                       2000        1999             2000        1999
                                    ----------  ----------       ----------  -----------

Net sales                           $1,893,000  $1,704,000       $5,510,000  $4,662,000
Cost of sales                        1,215,900   1,082,000        3,538,500   2,942,600
                                    ----------  ----------       ----------  ----------

      Gross profit                     677,100     622,000        1,971,500   1,719,400

Selling, general and administrative
  expenses                             359,200     463,600        1,053,700   1,041,600
Amortization of acquired goodwill       17,700      13,100           47,800      31,700
                                    ----------  ----------       ----------  ----------


      Operating profit                 300,200     145,300          870,000     646,100
                                    ----------  ----------       ----------  ----------

Other income (expense), net:
   Interest expense                    (50,700)    (31,700)        (137,200)    (86,500)
   Equity earnings from
     MascoTech, Inc.                     3,000       3,900           11,500      12,300
   Other, net                           45,000      (4,300)         123,600      63,500
                                    ----------  ----------       ----------  ----------
                                        (2,700)    (32,100)          (2,100)    (10,700)
                                    ----------  ----------       ----------  ----------

      Income before income taxes       297,500     113,200          867,900     635,400

Income taxes                           110,100      48,300          321,100     244,500
                                    ----------  ----------       ----------  ----------

      Net income                    $  187,400  $   64,900       $  546,800  $  390,900
                                    ==========  ==========       ==========  ==========

Earnings per share:
   Basic                                 $ .42       $ .15            $1.24       $ .90
                                         =====       =====            =====       =====
   Diluted                               $ .41       $ .15            $1.21       $ .88
                                         =====       =====            =====       =====

Cash dividends per share:
   Declared                              $ .13       $ .12            $ .37       $ .34
                                         =====       =====            =====       =====
   Paid                                  $ .12       $ .11            $ .36       $ .33
                                         =====       =====            =====       =====



            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                       --------------------------
                                                           2000          1999
                                                       -----------   ------------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $   574,410   $   487,370
     Increase in receivables                              (117,800)     (184,550)
     Increase in inventories                               (95,340)      (63,560)
     Increase in accounts payable and
       accrued liabilities, net                            131,180        48,510
                                                       -----------   -----------

          Total cash from operating activities             492,450       287,770
                                                       -----------   -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                      971,210     1,178,140
     Proceeds from sale of Company common stock
       to key employees                                    156,000         ---
     Purchase of Company common stock for:
       Treasury                                            (77,750)        ---
       Long-term stock incentive award plan                (38,090)     (106,760)
     Payment of debt                                      (299,020)     (591,840)
     Cash dividends paid                                  (163,480)     (111,630)
     Other, net                                              ---          13,690
                                                       -----------   -----------

          Total cash from financing activities             548,870       381,600
                                                       -----------   -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired       (512,150)     (792,920)
     Capital expenditures                                 (253,500)     (246,980)
     Investments in non-operating assets, net             (256,700)      (18,940)
     Other, net                                            (68,520)      (18,160)
                                                       -----------   -----------

          Total cash (for) investing activities         (1,090,870)   (1,077,000)
                                                       -----------   -----------

CASH AND CASH INVESTMENTS:
     Decrease for the period                               (49,550)     (407,630)
     At January 1                                          230,780       553,150
                                                       -----------   -----------

     At September 30                                   $   181,230   $   145,520
                                                       ===========   ===========


            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2000 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and changes in cash flows for the nine months ended September 30, 2000 and 1999. The condensed consolidated balance sheet at December 31, 1999 was derived from audited financial statements.

       The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting; ownership less than 20 percent is accounted for on the cost basis unless the Company exercises significant influence over the investee. Capital transactions by equity affiliates, which change the Company's ownership interest at amounts differing from the Company's carrying amount, are reflected in other income or expense and the investment in affiliates accounts.

       The Company generally recognizes revenue as products are shipped to customers or services are rendered, net of applicable provisions for discounts, returns and allowances. The Company provides for its estimate of potential bad debt and warranty expense at the time of revenue recognition.

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

       Additional accounting policy disclosures are set forth in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

       Certain amounts in the financial statements and notes thereto have been reclassified to conform to September 30, 2000 classification.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:



                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30          SEPTEMBER 30
                                             -------------------   ------------------
                                               2000       1999       2000      1999
                                             --------   --------   --------  --------
     Numerator:
         Net income                          $187,400   $ 64,900   $546,800  $390,900
                                             ========   ========   ========  ========

     Denominator:
         Basic shares (based on weighted
           average)                           448,000    435,100    442,900   435,300
         Add:
           Contingently issued award shares     8,000      7,400      7,500     7,300
           Stock option dilution                1,200      3,100      1,500     3,300
                                             --------   --------   --------  --------
         Diluted shares                       457,200    445,600    451,900   445,900
                                             ========   ========   ========  ========


                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. During the second quarter of 2000, the Company acquired Masterchem Industries, Inc., a manufacturer and supplier of paint primer and paint primer-related products, and several smaller companies. In the first quarter of 2000, the Company acquired Tvilum-Scanbirk A/S, a Danish manufacturer of ready-to-assemble products including cabinetry, shelving, storage units and workstations, and a smaller company.

       The aggregate net purchase price of these purchase acquisitions, excluding assumed debt of approximately $70 million, was approximately $600 million and included approximately four million shares of Company common stock valued at approximately $90 million. Combined 1999 annual net sales of the above companies was approximately $400 million.

       Certain purchase agreements provide for the payment of additional consideration, contingent upon certain conditions being met. Such additional consideration would be recorded as additional purchase price. The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of net assets acquired totaled approximately $480 million, and has been recorded as acquired goodwill, to be amortized over periods not exceeding forty years.

D. During the third quarter of 2000, the Company reported that it has agreed to participate in a transaction in which an affiliate of Heartland Industrial Partners, L.P. has agreed to acquire MascoTech, Inc., an 18 percent owned affiliate of the Company. As part of the transaction, the Company would receive cash and preferred stock and retain an approximate ten percent minority interest, and MascoTech's option to issue subordinated debt securities to the Company would be reduced from $200 million to $100 million. A special committee of the Company's Board of Directors was advised by investment bankers and special legal counsel in the committee's negotiation of the Company's participation in this transaction. If the transaction is completed in the fourth quarter of 2000, as anticipated, the Company is expected to report an after-tax gain from the sale.

E.     Other income (expense), net consists of the following, in thousands:


                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30              SEPTEMBER 30
                                     --------------------     ---------------------
                                       2000        1999          2000        1999
                                     --------    --------     ---------    --------

          Interest expense           $(50,700)   $(31,700)    $(137,200)   $(86,500)
          Equity earnings from
            MascoTech, Inc.             3,000       3,900        11,500      12,300
          Equity earnings, other          900       1,800         2,600       5,700
          Income from cash and
            cash investments            1,100       1,100         3,300       7,600
          Other interest income        16,100      13,500        45,100      39,100
          Other, net                   26,900     (20,700)       72,600      11,100
                                     --------    --------     ---------    --------
                                     $ (2,700)   $(32,100)    $  (2,100)   $(10,700)
                                     ========    ========     =========    ========


       Included in other interest income for the three months and nine months ended September 30, 2000 and 1999 is interest income of approximately $13.2 million and $38.8 million, and approximately $12.0 million and $34.6 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $424 million principal amount at December 31, 1999).

       Other, net for the three month and nine month periods ended September 30, 2000 results primarily from income and gains, net regarding certain non-operating assets. Other, net for the three months ended September 30, 1999 includes pre-tax expense aggregating $33.5 million, principally related to the disposition of certain non-operating assets and pooling-of-interests transactions.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. The following table presents information about the Company by segment and geographic area, in millions.




                                            THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                         2000     1999       2000       1999       2000      1999      2000       1999
                                       -----------------------------------------  ---------------------------------------
                                          Net Sales (1)   Operating Profit(2)(4)    Net Sales (1)  Operating Profit(2)(4)
                                       -----------------------------------------  ---------------------------------------


The Company's operations by
 segment were (3):
  Cabinets and Related Products       $   659    $   571    $    94    $    44    $ 1,945   $ 1,632   $   282   $   215
  Plumbing Products                       463        478         84         97      1,425     1,372       270       300
  Decorative Architectural Products       396        335         86        (25)     1,080       895       229        74
  Insulation Installation and
   Other  Services                        227        156         35         23        609       346        88        52
  Other Specialty  Products               148        164         26         29        451       417        76        72
                                      -------    -------    -------    -------    -------   -------   -------   -------
             Total                    $ 1,893    $ 1,704    $   325    $   168    $ 5,510   $ 4,662   $   945   $   713
                                      =======    =======    =======    =======    =======   =======   =======   =======


The Company's operations by
 geographic area were:
  North America                       $ 1,574    $ 1,411    $   286    $   129    $ 4,520   $ 3,872   $   819   $   609
  International, principally Europe       319        293         39         39        990       790       126       104
                                      -------    -------    -------    -------    -------   -------   -------   -------
             Total, as above          $ 1,893    $ 1,704        325        168    $ 5,510   $ 4,662       945       713
                                      =======    =======                          =======   =======


General corporate expense, net                                  (25)      (23)                            (75)      (67)
                                                            -------   -------                         -------   -------
Operating profit, after general
  corporate expense                                             300       145                             870       646
Other income (expense), net                                      (3)      (32)                             (2)      (11)
                                                            -------   -------                         -------   -------
Income before income taxes                                  $   297   $   113                         $   868   $   635
                                                            =======   =======                         =======   =======





(1)    Intra-company sales among segments were not material.

(2) Operating profit shown is after reduction for amortization of acquired goodwill.

(3) Significant increases in assets of certain segments from December 31, 1999 were as follows: Cabinets and Related Products - $387 million, Decorative Architectural Products - $392 million and Insulation Installation and Other Services - $164 million.

(4) Operating profit in the 1999 periods for Cabinets and Related Products and Decorative Architectural Products includes unusual expense primarily related to transactions accounted for as poolings of interests.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


G.     The Company's total comprehensive income was as follows, in thousands:


                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30           SEPTEMBER 30
                                          ------------------   ---------------------
                                            2000      1999        2000       1999
                                          --------  --------   ---------   ---------

      Net income                          $187,400  $ 64,900   $ 546,800   $390,900
      Other comprehensive income (loss)    (80,240)   32,690    (170,100)   (17,280)
                                          --------  --------   ---------   --------
         Total comprehensive income       $107,160  $ 97,590   $ 376,700   $373,620
                                          ========  ========   =========   ========


H. The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

       In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the unique humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. Although Behr believes that the subject products have been purchased by thousands of consumers in western Washington, consumer complaints in the past have been relatively small compared to the total volume of products sold. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. Under the verdict, the same formula will be used for calculating awards on claims that may be submitted by the subject purchasers of these products. In July 2000, the court awarded additional damages of $10,000 per claim to the eight homeowner claims, under the Washington Consumer Protection Act. This increased the total damages awarded on the homeowner claims to approximately $263,000. The court denied the plaintiffs' request for an award of additional damages on claims that may be submitted by other class members. In addition, the court granted the plaintiffs' motion for attorneys' fees.

       Behr has filed a notice of appeal of the judgment. At this time, the Company is not in a position to estimate reliably the number of class members, the number of claims that may be filed or the awards that class members may seek. Although Behr is not able to estimate the amount of any potential liability, Behr believes that there have been numerous rulings by the trial court that constitute reversible error and that there are valid defenses to the lawsuit.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note H - Concluded:

       Behr and the Company have been served with ten complaints filed by consumers in the Superior Courts for the Counties of Alameda, Los Angeles, San Joachin, San Mateo, and Solano, California; one complaint filed by a consumer in the Mobile County, Alabama Circuit Court; and one complaint filed by consumers in the Grays Harbor County, Washington Superior Court. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class certification for one state or region. Proceedings in the California actions have been stayed pending the selection of one court in which all of the actions will be coordinated.

       In addition, Behr and the Company recently received a letter from two Oregon consumers alleging misrepresentation and breach of warranties in the sale of unspecified Behr products. The letter states that the consumers intend to file a class action lawsuit in Oregon.

       Two of Behr's liability insurers are participating in Behr's defense of the class actions subject to a reservation of rights. One insurer has filed a declaratory judgment action in the Orange County, California Superior Court seeking a declaration that the claims asserted in the class action complaints are not covered by Behr's insurance policies.

       The Company is investigating the allegations in the complaints and believes that there are substantial grounds for denial of class certification and that there are substantial defenses to the claims.

I. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company does not believe the adoption of SAB 101 will have a material effect on its financial statements.

J. During the third quarter of 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock totaling $156.0 million under a recently adopted Executive Stock Purchase Program ("Program"). The stock was purchased for cash at $18.50 per share, the approximate market price of the common stock at the time of purchase. The Program was made available worldwide to the Company's senior divisional and corporate management members.

       Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by the participant. In order to subsidize the effective interest rate on the participants' loan and as a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock grant vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year non-competition agreement for the Company businesses which employ them.

       The Executive Stock Purchase Program is a voluntary plan designed to increase at-risk stock ownership on the part of senior management, and thereby further align the Company's management team with the interests of its shareholders.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

K. In November 2000, the Company entered into two new Revolving Credit Agreements with a group of banks. Such new agreements include a $1.25 billion 364-Day Revolving Credit Agreement and a $1.25 billion 5-Year Revolving Credit Agreement. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company. Proceeds from the new facilities were used to pay the outstanding balances on the Company's $750 million Amended and Restated Credit Agreement, due to expire in November 2001 and the Company's $1 billion Amended and Restated Credit Agreement due to expire in March 2001; both of the existing agreements were terminated in November 2000.

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2000 AND THE FIRST NINE MONTHS 2000 VERSUS
THIRD QUARTER 1999 AND THE FIRST NINE MONTHS 1999

                              SALES AND OPERATIONS

       The following tables set forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions:


                                                                  Percent Increase
                                                                     (Decrease)
                                           Three Months Ended    ------------------
                                              September 30,       2000     2000
                                           ------------------      vs.      vs.
                                            2000        1999      1999     1999 (A)
                                           ------------------    ------------------
       NET SALES:
       Cabinets and Related Products       $  659      $  571      15%       3%
       Plumbing Products                      463         478      (3%)     (6%)
       Decorative Architectural Products      396         335      18%       9%
       Insulation Installation and Other
         Services                             227         156      46%      18%
       Other Specialty Products               148         164     (10%)     (6%)
                                           ------      ------
           Total                           $1,893      $1,704      11%       2%
                                           ======      ======

       North America                       $1,574      $1,411      12%       7%
       International, principally Europe      319         293       9%     (18%)
                                           ------      ------
           Total, as above                 $1,893      $1,704      11%       2%
                                           ======      ======


                                            Nine Months Ended
                                              September 30,
                                            ----------------
                                            2000        1999
                                            ----------------
       NET SALES:
       Cabinets and Related Products       $1,945      $1,632      19%       8%
       Plumbing Products                    1,425       1,372       4%       1%
       Decorative Architectural Products    1,080         895      21%      14%
       Insulation Installation and Other
         Services                             609         346      76%      27%
       Other Specialty Products               451         417       8%      (7%)
                                           ------      ------
           Total                           $5,510      $4,662      18%       7%
                                           ======      ======

       North America                       $4,520      $3,872      17%       9%
       International, principally Europe      990         790      25%      (8%)
                                           ------      ------
           Total, as above                 $5,510      $4,662      18%       7%
                                           ======      ======


(A) Percentage change in sales excluding purchase acquisitions and divestitures.

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                  Three Months       Nine Months
                                                     Ended              Ended
                                                 September 30,      September 30,
                                                 -------------      -------------
                                                 2000     1999      2000     1999
                                                 -------------      --------------

       OPERATING PROFIT MARGIN:(A)
       Cabinets and Related Products             14.3%     7.7% (B) 14.5%    13.2%(B)
       Plumbing Products                         18.1%    20.3%     18.9%    21.9%
       Decorative Architectural Products         21.7%    (7.5%)(B) 21.2%     8.3%(B)
       Insulation Installation and Other
         Services                                15.4%    14.7%     14.5%    15.0%
       Other Specialty Products                  17.6%    17.7%     16.9%    17.3%

       North America                             18.2%     9.1%     18.1%    15.7%
       International, principally Europe         12.2%    13.3%     12.7%    13.2%
           Total                                 17.2%     9.9%     17.2%    15.3%


(A) Before general corporate expense, but including goodwill amortization.
(B) After unusual expense primarily related to transactions accounted for as poolings of interests.


       Net sales for the three month and nine month periods ended September 30, 2000 increased 11 percent and 18 percent, respectively, from the comparable periods in 1999. Excluding purchase acquisitions and divestitures, net sales increased 2 percent and 7 percent for the three month and nine month periods ended September 30, 2000, respectively, over the comparable periods of the prior year. These increases in net sales were negatively impacted by a softening of incoming orders for certain of the Company's home improvement products in North America and Europe and by a stronger U.S. dollar, principally against the euro, which had an unfavorable effect on the translation of International sales for such periods.

       Cost of sales as a percentage of sales increased to 64.2 percent for both the three months and nine months ended September 30, 2000, from 63.5 percent and
63.1 percent, respectively, for the comparable periods in 1999. The increase in cost of sales as a percentage of sales includes the under-absorption of costs related to a slower than anticipated new product launch, plant start-up and relocation costs, higher commodity and energy costs and a less favorable product mix. Excluding amortization of acquired goodwill ($17.7 million and $47.8 million for the three months and nine months ended September 30, 2000, respectively), selling, general and administrative expenses as a percentage of sales for the three months and nine months ended September 30, 2000 were 19.0 percent and 19.1 percent, respectively, as compared with 27.2 percent and 22.3 percent for the comparable periods in 1999. Selling, general and administrative expense in 1999 includes the influence of unusual expense primarily related to transactions accounted for as poolings of interests. Excluding the effect of the 1999 unusual expense, the Company's selling, general and administrative expense as a percentage of sales increased modestly in the third quarter of 2000 as compared with the third quarter of 1999 and approximated the 1999 percentage for the nine months ended September 30, 2000.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's operating profit margins, before general corporate expense, were 17.2 percent for both the three months and nine months ended September 30, 2000, as compared with 9.9 percent and 15.3 percent, respectively, for the comparable periods in 1999. Operating profit margins in 1999 were negatively influenced by unusual pre-tax expense aggregating $156.7 million primarily related to transactions accounted for as poolings of interests. Excluding such unusual expense from the 1999 periods, operating profit margins for 2000 were lower for the three months and nine months ended September 30, 2000 than such margins for the comparable 1999 periods. Operating profit margins, after general corporate expense, were 15.9 percent and 15.8 percent for the three months and nine months ended September 30, 2000, respectively, as compared with 8.5 percent and 13.9 percent, respectively, for the comparable periods in 1999. The Company's operating profit margins decreased in the three months and nine months ended September 30, 2000, respectively, as compared with the comparable periods in 1999, due to the items discussed above and in the following section.

                       SEGMENT AND GEOGRAPHIC AREA RESULTS

       Changes in net sales in the following segment and geographic area discussion exclude the influence of purchase acquisitions and divestitures.

       Net sales of the Cabinets and Related Products segment for the three months and nine months ended September 30, 2000 increased 3 percent and 8 percent, respectively, from the comparable periods of the prior year. These increases principally include higher unit sales volume offset in part by the negative influence of a stronger U.S. dollar, which affected the translation of European operations included in this segment. Operating profit margins in 1999 were negatively influenced by the previously mentioned unusual expense primarily related to a transaction accounted for as a pooling of interests. Excluding such unusual expense from the 1999 periods, operating profit margins for the three months and nine months ended September 30, 2000 were slightly lower than such margins for the comparable periods of 1999. This year's operating profit margins were negatively affected by lower than anticipated sales as well as by the under-absorption of costs associated with a slower than anticipated new product launch and higher energy costs.

       Net sales of the Plumbing Products segment for the three months and nine months ended September 30, 2000 decreased 6 percent and increased 1 percent, respectively, from the comparable periods of the prior year. Operating profit of the Plumbing Products segment decreased 13 percent and 10 percent, respectively, for the three months and nine months ended September 30, 2000 from the comparable periods of the prior year. Operating results of this segment for the third quarter of 2000 were negatively affected by product mix, including an increased percentage of lower margin faucet units, and for the third quarter and nine months ended September 30, 2000 by product mix, inventory reduction programs by customers, higher energy and material costs and a stronger U.S. dollar, which affected the translation of European operations included in this segment.

       Decorative Architectural Products sales for the three months and nine months ended September 30, 2000 increased 9 percent and 14 percent, respectively, from the comparable periods of the prior year due largely to higher unit sales volume of these products. Operating profit margins in 1999 were negatively influenced by the previously mentioned unusual expense related to a transaction accounted for as a pooling of interests. Excluding such unusual expense from the 1999 periods, operating profit margin for the third quarter of 2000 was lower than the operating profit margin for the third quarter of 1999 and for the nine months ended September 30, 2000 approximated such margin for the comparable 1999 period. Operating profit margins for the third quarter and nine months ended September 30, 2000 were negatively influenced by plant start-up and relocation costs and higher energy costs.

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Sales of the Company's Insulation Installation and Other Services segment for the three months and nine months ended September 30, 2000 increased 18 percent and 27 percent, respectively, from the comparable periods of the prior year due to broader geographic U.S. market penetration and increased sales volume in existing markets.

       Other Specialty Products sales for the three month and nine month periods ended September 30, 2000 decreased 6 percent and 7 percent, respectively, from the comparable periods of the prior year. These decreases resulted principally from the negative influence of a stronger U.S. dollar, which affected the translation of the relatively high concentration of European operations included in this segment.

       Net sales from North American operations for the three months and nine months ended September 30, 2000 increased 7 percent and 9 percent, respectively, from the comparable periods in 1999. Net sales from International operations for the three months and nine months ended September 30, 2000 decreased 18 percent and 8 percent, respectively, from the comparable periods in 1999. A stronger U.S. dollar, principally against the euro, had an unfavorable effect on the translation of International sales in the three month and nine month periods ended September 30, 2000, lowering International sales for such periods over 10 percent. The Company anticipates that unfavorable foreign currency translation effects may continue for the balance of the year.

                           OTHER INCOME (EXPENSE), NET

       Equity earnings from MascoTech, Inc. for the three months and nine months ended September 30, 2000, respectively, were $3.0 million and $11.5 million as compared with equity earnings from MascoTech of $3.9 million and $12.3 million for the comparable periods of 1999.

       Included in other interest income for the three months and nine months ended September 30, 2000 and 1999 is $13.2 million and $38.8 million, and $12.0 million and $34.6 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $424 million principal amount at December 31, 1999).

       Other, net for the three month and nine month periods ended September 30, 2000 results primarily from income and gains, net regarding certain non-operating assets. Other, net for the three months ended September 30, 1999 includes $33.5 million of pre-tax expense, principally related to the disposition of certain non-operating assets and pooling-of-interests transactions.

       Interest expense for the three months and nine months ended September 30, 2000 was $50.7 million and $137.2 million, respectively, as compared with $31.7 million and $86.5 million for the comparable periods of 1999. The year 2000 increases primarily relate to variable-interest rate borrowings for recent acquisitions.

                        NET INCOME AND EARNINGS PER SHARE

       Net income for the three months and nine months ended September 30, 2000 was $187.4 million and $546.8 million, respectively, as compared with $64.9 million and $390.9 million, respectively, for the comparable periods of 1999. Diluted earnings per share for the three months and nine months ended September 30, 2000 were $.41 and $1.21, respectively, as compared with $.15 and $.88, respectively, for the comparable periods of 1999. Net income and diluted earnings per share for the 1999 periods were negatively affected by $126.4 million of after-tax unusual expense, principally related to transactions accounted for as poolings of interests.


       The Company's effective tax rate for both the three months and nine months ended September 30, 2000 was 37.0 percent, as compared with 42.7 percent and 38.5 percent, respectively, for the comparable periods of the prior year. The Company estimates that its effective tax rate should approximate 37.0 percent for 2000.

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OUTLOOK FOR THE COMPANY

       The Company experienced a continued softening of incoming orders for certain home improvement products in North America and Europe during the third quarter of 2000. This slowdown combined with the stronger U.S. dollar, higher energy costs, continued new product launch and plant relocation costs, less favorable product mix and customer inventory reduction programs negatively impacted the Company's sales and earnings for the three month and nine month periods ended September 30, 2000.

       Although the Company continues to expect increases in sales and earnings for the calendar year 2000 compared with 1999, if the economic and business factors which negatively impacted the third quarter of 2000 continue, the Company anticipates that its fourth quarter 2000 earnings may be approximately $.34 to $.37 per diluted share.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 1.3 to 1 at September 30, 2000, and was negatively influenced by recent short-term acquisition-related borrowings; such ratio was 2.5 to 1 at December 31, 1999.

       In November 2000, the Company entered into two new Revolving Credit Agreements with a group of banks. Such new agreements include a $1.25 billion 364-Day Revolving Credit Agreement and a $1.25 billion 5-Year Revolving Credit Agreement. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company. Proceeds from the new facilities were used to pay the outstanding balances on the Company's $750 million Amended and Restated Credit Agreement, due to expire in November 2001 and the Company's $1 billion Amended and Restated Credit Agreement due to expire in March 2001; both of the existing agreements were terminated in November 2000. After giving effect to these refinancings, the Company's current ratio was 1.9 to 1 at September 30, 2000.

       The Company has on file with the Securities and Exchange Commission ("SEC"), an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $1.5 billion of debt and equity securities.

       For the nine months ended September 30, 2000, cash of $492.5 million was provided by operating activities. Cash provided by financing activities was $548.9 million, including $971.2 million from an increase in bank debt largely for acquisitions, and $156.0 million from the sale of 8.4 million shares of Company common stock to key employees for the Executive Stock Purchase Program. Cash used for financing activities included $299.0 million for the payment of debt, $77.7 million for the acquisition of approximately 4 million shares of Company common stock in open-market transactions, $38.1 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan, and $163.5 million for cash dividends paid. Cash used for investing activities was $1,090.9 million, including $512.2 million for acquisitions, $253.5 million for capital expenditures, $256.7 million for investments in non-operating assets, net and $68.5 million for other cash outflows. The aggregate of the preceding items represents a net cash outflow of $49.5 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the working capital and debt of acquired companies at the time of acquisition.

       During April 2000, the Company's Board of Directors authorized the repurchase of up to 40 million shares of Company common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 11 million common shares were repurchased through October 2000.

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note H of the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

       During the third quarter of 2000, the Company increased the quarterly cash dividend to $.13 from $.12 per common share. This marks the 42nd consecutive year in which dividends have been increased.

       The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                                  OTHER MATTERS

MascoTech, Inc. Transaction

       During the third quarter of 2000, the Company reported that it has agreed to participate in a transaction in which an affiliate of Heartland Industrial Partners, L.P. has agreed to acquire MascoTech, Inc., an 18 percent owned affiliate of the Company. As part of the transaction, the Company would receive cash and preferred stock and retain an approximate ten percent minority interest, and MascoTech's option to issue subordinated debt securities to the Company would be reduced from $200 million to $100 million. A special committee of the Company's Board of Directors was advised by investment bankers and special legal counsel in the committee's negotiation of the Company's participation in this transaction. If the transaction is completed in the fourth quarter of 2000, as anticipated, the Company is expected to report an after-tax gain from the sale.

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

       Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by the participant. In order to subsidize the effective interest rate on the participants' loan and as a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock grant vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year non-competition agreement for the Company businesses which employ them.

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

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

European Currency Transition

       The Company is currently completing changes to existing systems to facilitate a smooth transition to the euro. The Company believes that conversion to the euro, when required, will not have a material effect on the Company's financial position or results of operations.

                                MASCO CORPORATION

               UNAUDITED INFORMATION REGARDING EQUITY INVESTMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


       Equity investments in affiliates consist primarily of the following approximate common stock and partnership interests at September 30:


                                               2000      1999
                                               ----      ----

         Emco Limited, a Canadian company       42%       42%
         MascoTech, Inc.                        18%       17%
         Hans Grohe, a German partnership       27%       27%



       The following presents condensed financial data of MascoTech, Inc. Amounts are in thousands.


                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30             SEPTEMBER 30
                                     --------------------    ------------------------
                                       2000        1999         2000         1999
                                     --------    --------    ----------   -----------
     Net Sales                       $393,770    $399,300    $1,295,480   $1,284,470
                                     ========    ========    ==========   ==========
     Gross Profit                    $ 95,410    $ 99,340    $  328,890   $  329,050
                                     ========    ========    ==========   ==========
     Net Income                      $ 17,860    $ 20,200    $   69,860   $   70,170
                                     ========    ========    ==========   ==========


                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Information regarding this item is set forth in Note H to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Items 2 through 5 are not applicable.

Item 6.     Exhibits and Reports On Form 8-K

                 (a)   Exhibits:

                       4h - $1.25 billion 364-Day Revolving Credit Agreement dated as of November 6, 2000 among Masco Corporation and Masco Europe S.A.R.L., as borrowers, the banks party thereto, Commerzbank AG, New York and Grand Cayman Branches, and Citibank, N.A., as Syndication Agents, BNP Paribas, as Documentation Agent, and Bank One, NA, as Administrative Agent (filed herewith)

                       4i -     $1.25 billion 5-Year Revolving Credit
                                Agreement dated as of November 6, 2000 among Masco Corporation and Masco Europe S.A.R.L., as borrowers, the banks party thereto, Commerzbank AG, New York and Grand Cayman Branches, and Citibank, N.A., as Syndication Agents, BNP Paribas, as Documentation Agent, and Bank One, NA, as Administrative Agent (filed herewith)

                       12 -    Computation of Ratio of Earnings to Fixed Charges

                       27 -    Financial Data Schedule

                 (b)   REPORTS ON FORM 8-K:

                       Report on Form 8-K dated November 9, 2000, filing the Company's press release announcing its results for the third quarter ended September 30, 2000.

                                MASCO CORPORATION

                      PART II. OTHER INFORMATION, CONCLUDED


                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MASCO CORPORATION
                                          -----------------
                                            (Registrant)



Date:    November 14, 2000          By:  /s/ Richard G. Mosteller
       ----------------------            ---------------------------------------
                                         Richard G. Mosteller
                                         Senior Vice-President - Finance
                                         (Chief Financial Officer
                                         and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  Exhibit
  -------

Exhibit 4h $1.25 billion 364-Day Revolving Credit Agreement dated as of November 6, 2000 among Masco Corporation and Masco Europe S.A.R.L., as borrowers, the banks party thereto, Commerzbank AG, New York and Grand Cayman Branches, and Citibank, N.A., as Syndication Agents, BNP Paribas, as Documentation Agent, and Bank One, NA, as Administrative Agent (filed herewith)

Exhibit 4i $1.25 billion 5-Year Revolving Credit Agreement dated as of November 6, 2000 among Masco Corporation and Masco Europe S.A.R.L., as borrowers, the banks party thereto, Commerzbank AG, New York and Grand Cayman Branches, and Citibank, N.A., as Syndication Agents, BNP Paribas, as Documentation Agent, and Bank One, NA, as Administrative Agent (filed herewith)

Exhibit 12            Computation of Ratio of Earnings to Fixed Charges

Exhibit 27            Financial Data Schedule