Form 10-K
period 2000-12-31
MASCO CORP /DE/
filed 2001-03-29
CIK 62996

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMMISSION FILE NUMBER 1-5794

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

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2001 (based on the closing sale price of $23.50 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $10,489,374,000.

Number of shares outstanding of the Registrant's Common Stock at March 15, 2001:

         459,140,000 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
 1.     Business....................................................      2
 2.     Properties..................................................      6
 3.     Legal Proceedings...........................................      7
 4.     Submission of Matters to a Vote of Security Holders.........      7
        Supplementary Item. Executive Officers of Registrant........      8

                                  PART II
 5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      8
 6.     Selected Financial Data.....................................      9
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      9
 8.     Financial Statements and Supplementary Data.................     21
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     44

                                  PART III
10.     Directors and Executive Officers of the Registrant..........     44
11.     Executive Compensation......................................     44
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................     44
13.     Certain Relationships and Related Transactions..............     44

                                  PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................     45
        Signatures..................................................     48

                        FINANCIAL STATEMENT SCHEDULE
        Valuation and Qualifying Accounts...........................    F-1

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation manufactures, sells and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand name consumer products designed for the home improvement and home building industries. The Company's operations consist of five business segments, which are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2000, the contribution of the Company's segments to net sales and operating profit. Additional financial information concerning the Company's operations by segments as of and for the three years ended December 31, 2000 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information," included in Item 8 of this Report.

                                                               (IN THOUSANDS)
                                                     NET SALES(1)
                                         ------------------------------------
                                            2000         1999         1998
                                         ----------   ----------   ----------
Cabinets and Related Products..........  $2,551,000   $2,220,000   $1,908,000
Plumbing Products......................   1,839,000    1,803,000    1,667,000
Decorative Architectural Products......   1,395,000    1,165,000      919,000
Insulation Installation and Other
  Services.............................     855,000      532,000      250,000
Other Specialty Products...............     603,000      587,000      536,000
                                         ----------   ----------   ----------
          Total........................  $7,243,000   $6,307,000   $5,280,000
                                         ==========   ==========   ==========

                                                OPERATING PROFIT(1)(2)
                                         ------------------------------------
                                            2000         1999         1998
                                         ----------   ----------   ----------
Cabinets and Related Products..........  $  323,000   $  320,000   $  295,000
Plumbing Products......................     284,000      378,000      369,000
Decorative Architectural Products......     250,000      122,000      167,000
Insulation Installation and Other
  Services.............................     123,000       79,000       30,000
Other Specialty Products...............      86,000      104,000       91,000
                                         ----------   ----------   ----------
          Total........................  $1,066,000   $1,003,000   $  952,000
                                         ==========   ==========   ==========

       (1) Amounts for 1998 have been restated to include the operations of merged companies accounted for in pooling-of-interests transactions.

       (2) Amounts are before general corporate expense and include goodwill amortization.

     More than 80% of the Company's sales are generated by operations in North America (primarily in the United States). International operations (primarily in Europe) comprise the balance. European operations are located principally in Denmark, Germany and England.

     Mergers and acquisitions have been a key factor in the Company's growth. During 2000 and early 2001, the Company acquired several businesses with aggregate annual sales of approximately $1.3 billion. The most significant transactions during 2000 were the acquisitions of Tvilum-Scanbirk A/S, a Danish manufacturer of ready-to-assemble cabinetry, shelving, storage units and workstations, and Masterchem Industries, Inc., a manufacturer and supplier of paint primer and related products. In early 2001, the Company acquired BSI Holdings, Inc., a provider of installed insulation and other products in the United States and Canada. More information about these transactions is set forth in the following discussion and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

RECENT DEVELOPMENTS

     In November 2000, the Company reduced its common equity ownership in Metaldyne Corporation (formerly MascoTech, Inc.) to approximately 7%. The Company received cash and preferred stock for its divested shares of Metaldyne, and Metaldyne holds an option to issue up to $100 million in subordinated debt securities to the Company. In December 2000, the Company adopted a plan to dispose of several businesses that the Company believes are not core to its long-term growth strategies. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report.

CABINETS AND RELATED PRODUCTS

     The Company manufactures economy, stock and semi-custom, assembled and ready-to-assemble kitchen and bath cabinetry in the United States in a broad range of styles and price points. The Company's cabinets are sold in North America under a number of trademarks, including MERILLAT(R), KRAFTMAID(R), QUALITY CABINETS(R), STARMARK(R) and MILL'S PRIDE(R), with sales to distributors, home centers and dealers and direct to builders for both the home improvement and new construction markets. The Company also manufactures bathroom storage products under the brand name ZENITH PRODUCTS(R). In Europe, the Company manufactures assembled and ready-to-assemble kitchen, bath, home office and storage cabinetry, shelving, storage units, workstations and other products under such brand names as TVILUM(TM), SCANBIRK(TM), SYSTEMA(TM), FAARUP(TM), VESTERGAARD(TM), THE MOORES GROUP(TM), ALMA KUCHEN(TM), ALVIC(TM), XEY(TM) and GRUMAL(TM), with sales in Europe through distribution channels that parallel domestic distribution.

     The cabinet manufacturing industry in the United States and Europe is very competitive, with several large competitors and hundreds of smaller companies. Management believes that the Company is the largest manufacturer of kitchen and bath cabinetry in North America. Significant competitors are Aristokraft, Shrock, American Woodmark and Omega.

PLUMBING PRODUCTS

     In North America, the Company manufactures and markets a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA(R) and PEERLESS(R) single and double handle faucets, used in kitchen, lavatory and other sinks and in bath and shower installations. DELTA(R) faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. PEERLESS(R) faucets, designed for the "do-it-yourself" market, are sold primarily through manufacturers' representatives directly to retail outlets such as mass merchandisers, home centers and hardware stores and are also sold under private label. Showerheads, handheld showers and valves are sold under ALSONS(R), MIXET(R) and PLUMB SHOP(R) brand names. The Company manufactures faucets and various other plumbing products for the European markets under the brand names DAMIXA(R), GUMMERS(R), NEWTEAM(TM) and MARIANI(TM) and sells them through multiple distribution channels.

     The percentage of operating profit to net sales on faucets is somewhat higher than that on most other products offered by the Company. The Company believes that the quality, styling and reliability of and available finishes for its faucets, manufacturing efficiencies and capabilities, its marketing and merchandising activities, and the development of a broad line of products, have accounted for the continued strength of its faucet sales. Management believes that Masco's faucet operations hold a leadership position in the North American market, with Moen, Price Pfister, Kohler and American Standard as major brand competitors. Competition from import products is also a significant factor in the Company's markets. There are several major competitors among the European manufacturers of faucets and accessories, primarily in Germany and Italy, and hundreds of smaller companies throughout Europe and Asia.

     Other plumbing products sold by the Company include AQUA GLASS(R) acrylic and gelcoat bath and shower units and whirlpools, and MIROLIN(R) bath units, which are sold primarily to wholesale plumbing distributors for use in the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are sold under the brand names AMERICAN SHOWER & BATH(TM), PLASKOLITE(TM) and TRAYCO(TM). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are sold under the brand name HOT SPRING SPA(R) and other trademarks directly to retailers for sale to residential customers.

     Also included in plumbing products are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) trademark and for the "do-it-yourself" market under the PLUMB SHOP(R), HOME PLUMBER(R) and MASTER PLUMBER(R) trademarks and are also sold under private label. Other plumbing products for the international market include HUPPE(R) luxury bath and shower enclosures sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM) ceramic and acrylic bath fixtures and faucets are sold in the United Kingdom directly to selected retailers. GLASS(TM) acrylic baths, whirlpools and steam shower enclosures are sold in Italy and other European countries.

DECORATIVE ARCHITECTURAL PRODUCTS

     The Company manufactures architectural coatings, including paints, specialty paint products, stains, varnishes and waterproofings. BEHR(R) products and MASTERCHEM(R) specialty paint products, including KILZ(R) brand primers, are sold in the United States and Canada primarily to the "do-it-yourself" market through home centers. Competitors in the architectural coatings market include large multinational companies such as Sherwin-Williams, ICI Paints and PPG Industries, Inc. as well as numerous smaller regional and national companies.

     The Company manufactures decorative bath and shower accessories under the brand names BALDWIN(R), FRANKLIN BRASS(R) and MELARD(TM). Also in the Decorative Architectural Products category are premium BALDWIN(R) quality brass trim and mortise lock sets, knobs and trim and other builders' hardware, which are manufactured and sold for the home improvement and new home construction markets. LIBERTY HARDWARE(R) cabinet and builders' hardware is produced and sold to original equipment manufacturers as well as to the home center and wholesale markets. WEISER(R) lock sets and related hardware are sold through contractor supply outlets, hardware distributors and home centers. Key competitors to Baldwin and Weiser in the North American lock set market are Kwikset and Schlage. Imported products are also a significant factor in this market.

     AVOCET(R) builders' hardware products, including locks and door and window hardware, are distributed to home centers and other retailers, builders and original equipment door and window manufacturers, primarily in the United Kingdom.

     The Company features on many of its decorative brass faucets and other products a durable coating that offers tarnish protection and scratch resistance, under the trademarks BRILLIANCE(R) and THE LIFETIME FINISH FROM BALDWIN(R). This innovative finish is currently available on many of the Company's kitchen and bath products and door hardware.

INSULATION INSTALLATION AND OTHER SERVICES

     Through local offices of Gale Industries, Inc. and Cary Corporation in various parts of the United States, the Company supplies and installs insulation and other products primarily for the residential home building industry. In early 2001, the Company significantly increased its installation operations with the acquisition of BSI Holdings, Inc., a leading provider and installer of insulation and other products. Davenport Insulation Group, acquired in late 2000, is one of the leading installers of insulation in the eastern United States. The Company also performs restoration services for residential, commercial and institutional facilities damaged principally by natural disasters through local offices of INRECON.

OTHER SPECIALTY PRODUCTS

     The Company offers a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand name ARROW(R), sold through various distribution channels including wholesalers, home centers and other retailers. SAFLOK(R) electronic lock sets and WINFIELD(R) mechanical lock sets are sold primarily to the hospitality market. The Company manufactures grilles, registers and diffusers for heating and cooling systems under the trademark AMERICAN METAL PRODUCTS(TM) and decorative registers under REGISTERS UNIQUE(TM), which are sold through wholesale distribution and home centers.

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

ADDITIONAL INFORMATION

     - Direct sales of the Company's product lines to home center retailers have increased substantially in recent years, and in 2000 sales to The Home Depot were $1,866 million (approximately 26 percent of total sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the Company believes that the loss of The Home Depot as a customer would have a material adverse impact on the Company.

     - The major markets for the Company's products are highly competitive. Competition in all of the Company's product lines is based primarily on performance, quality, style, delivery, customer service and price, with the relative importance of such factors varying among products.

     - The Company's international operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     - Financial information concerning the Company's export sales and foreign and domestic operations, including the net sales, operating profit and assets which are attributable to the Company's segments and to the Company's North American and International operations, as of and for the three years ended December 31, 2000, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

     - Although the Decorative Architectural Products Segment experiences stronger sales during the second and third calendar quarters as compared with other quarters, corresponding to peak building and remodeling seasons, no material portion of the Company's business is seasonal.

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

     - In general, raw materials required by the Company are obtainable from various sources and in the quantities desired, although from time to time certain operations may encounter shortages or unusual price changes.

PATENTS AND TRADEMARKS

     The Company holds United States and foreign patents covering its vapor deposition finish and various design features and valve constructions used in certain of its faucets, and holds numerous other patents and patent applications, licenses, trademarks and trade names. As a manufacturer of brand name consumer products, the Company views its trademarks and other proprietary rights as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's present business as a whole.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 48,600 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     In general, each of the Company's business units arranges for the manufacturing, distribution and other facilities that will meet its operating needs. The Company has approximately 70 manufacturing facilities and approximately 60 warehousing and distribution facilities throughout North America, including several in Canada and Mexico. The majority of the Company's manufacturing facilities range in size from approximately 10,000 square feet to over 1,000,000 square feet. The Company owns most of its manufacturing facilities and none of the Company-owned properties is subject to significant encumbrances. A substantial number of its warehousing and distribution facilities are leased.

     In addition, the Company operates branch locations throughout North America that supply and install insulation and other products. Other branch locations provide restoration services to buildings damaged principally by natural disasters. The majority of the service locations are leased.

     Operations outside of North America consist of approximately 50 manufacturing and 40 distribution facilities, most of which are located in Denmark, Germany, England and Spain. The manufacturing facilities are generally owned by the Company and the distribution facilities are primarily leased.

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

ITEM 3. LEGAL PROCEEDINGS.

     In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. Although Behr believes that the subject products have been purchased by thousands of consumers in western Washington, consumer complaints in the past have been relatively small compared to the total volume of products sold. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. Under the verdict, the same formula will be used for calculating awards on claims that may be submitted by the subject purchasers of these products. In July 2000, the court awarded additional damages of $10,000 per claim to the eight homeowner claims, under the Washington Consumer Protection Act. This increased the total damages awarded on the homeowner claims to approximately $263,000. The court denied the plaintiffs' request for an award of additional damages on claims that may be submitted by other class members. In addition, the court granted the plaintiffs' motion for attorneys' fees.

     Behr is appealing the judgment. At this time, the Company is not in a position to estimate reliably the number of class members, the number of claims that may be filed or the awards that class members may seek. Although Behr is not able to estimate the amount of any potential liability, Behr believes that there have been numerous rulings by the trial court that constitute reversible error and that there are valid defenses to the lawsuit. The Company has made no provision for any potential loss in the Company's consolidated financial statements.

     Behr has also been served with sixteen complaints filed by consumers in state courts in Alabama, California, New York, Oregon, and Washington; and in a provincial court in British Columbia, Canada. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Discovery in the lawsuits has only recently begun. Proceedings in the eleven California actions will be coordinated in the San Joaquin, California Superior Court.

     In addition, Behr and the Company have recently been notified that complaints containing similar allegations have been filed in state court in Juneau, Alaska and in a provincial court in Ontario, Canada. These complaints have not yet been served.

     Behr and the Company are defending the lawsuits and believe that there are substantial grounds for denial of class action certification and that there are substantial defenses to the claims.

     Two of Behr's liability insurers are participating in Behr's defense of the class actions subject to a reservation of rights. One insurer has filed a declaratory judgment action in the Orange County, California Superior Court seeking a declaration that the claims asserted in the class action complaints are not covered by Behr's insurance policies. The other insurer was named as a defendant in the suit and has filed cross-claims against Behr seeking a similar declaration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

                                                                                                OFFICER
                    NAME                                       POSITION                   AGE    SINCE
                    ----                                       --------                   ---   -------
Richard A. Manoogian.........................  Chairman of the Board and Chief            64     1962
                                                 Executive Officer
Raymond F. Kennedy...........................  President and Chief Operating Officer      58     1989
Dr. Lillian Bauder...........................  Vice President -- Corporate Affairs        61     1996
David A. Doran...............................  Vice President -- Taxes                    59     1984
Daniel R. Foley..............................  Vice President -- Human Resources          59     1996
Eugene A. Gargaro, Jr. ......................  Vice President and Secretary               58     1993
John R. Leekley..............................  Senior Vice President and General          57     1979
                                                 Counsel
Richard G. Mosteller.........................  Senior Vice President -- Finance           68     1962
Robert B. Rosowski...........................  Vice President -- Controller and           60     1973
                                                 Treasurer

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Mr. Foley and Dr. Bauder. Mr. Foley was employed by Metaldyne Corporation (formerly MascoTech, Inc.) as its Vice President -- Human Resources from 1994 to 1996. From 1984 to 1996, Dr. Bauder served as President and Chief Executive Officer of Cranbrook Educational Community.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported by the New York Stock Exchange and the cash dividends declared per share for the periods indicated:

                                              MARKET PRICE
                                            -----------------         DIVIDENDS
QUARTER                                     HIGH         LOW          DECLARED
-------                                     ----         ----         ---------
2000
  Fourth..................................   $27          $14 1/2       $.13
  Third...................................    22 1/4       17 9/16       .13
  Second..................................    25 3/8       16 13/16      .12
  First...................................    25 3/8       17 1/16       .12
                                                                        ----
     Total................................                              $.50
                                                                        ====
1999
  Fourth..................................   $31 3/4     $ 22 1/2       $.12
  Third...................................    33 11/16     28 3/16       .12
  Second..................................    32 3/8       25 1/4        .11
  First...................................    32 7/16      25 5/16       .11
                                                                        ----
     Total................................                              $.46
                                                                        ====

     On March 15, 2001, there were approximately 6,700 holders of record of the Company's Common Stock.

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

                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                2000           1999              1998              1997              1996
                             ----------   ---------------   ---------------   ---------------   ---------------
Net sales..................  $7,243,000     $6,307,000        $5,280,000        $4,508,000        $3,854,000
Income from continuing
  operations...............  $  591,700     $  569,600        $  565,100        $  444,100        $  355,100
Per share of common
  stock:(1)
  Income from continuing
     operations:
     Basic.................       $1.34          $1.31             $1.30             $1.05              $.85
     Diluted...............       $1.31          $1.28             $1.26             $1.02              $.83
  Dividends declared.......       $ .50          $ .46             $ .43 1/2         $ .41              $.39
  Dividends paid...........       $ .49          $ .45             $ .43             $ .40 1/2          $.38 1/2
At December 31:
  Total assets.............  $7,744,000     $6,634,920        $5,618,850        $4,696,600        $4,030,340
  Long-term debt...........  $3,018,240     $2,431,270        $1,638,290        $1,553,950        $1,279,740
  Shareholders' equity.....  $3,426,060     $3,136,500        $2,774,040        $2,224,820        $2,064,040

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

     The following discussion and certain other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors discussed in the "Overview" and "Outlook for the Company" sections below may affect the Company's projected performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products directly to builders and consumers and performs restoration services.

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

CORPORATE DEVELOPMENT

     Mergers and acquisitions have historically contributed significantly to Masco's long-term growth, after the initial impact on earnings of transaction-related costs and expenses such as interest and added depreciation and amortization. The important earnings benefit to Masco arises from subsequent growth of such companies, since incremental sales are not impacted by these expenses.

     During 2000, the Company acquired Masterchem Industries, Inc., a U.S. manufacturer and supplier of paint primer and related products, Tvilum-Scanbirk A/S, a Danish manufacturer of ready-to-assemble products including cabinetry, shelving, storage units and workstations, and several smaller companies.

     In January 2001, the Company completed the acquisition of BSI Holdings, Inc. BSI Holdings is headquartered in Carmel, California and is a provider of installed insulation and other products within the United States and Canada.

     The aggregate net purchase price of these purchase acquisitions, excluding assumed debt of $367 million, was $994 million and included approximately 19 million shares of Company common stock valued at $356 million (including approximately four million shares issued in 2000 valued at approximately $90 million). The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of net assets acquired, totaling approximately $1,040 million, represents acquired goodwill, to be amortized over periods not exceeding 40 years.

     The results of operations for these purchase acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1999, pro forma unaudited consolidated net sales and net income would have approximated $8,111 million and $625 million for 2000 and $7,484 million and $615 million for 1999, respectively, and pro forma unaudited consolidated diluted earnings per share would have increased by $.02 and $.04 for 2000 and 1999, respectively.

     Certain purchase agreements of recent acquisitions provide for the payment of additional consideration, contingent upon certain conditions being met. Such additional consideration totaled $34 million for the year ended December 31, 2000 and has been recorded as additional purchase price.

PLANNED DISPOSITION OF BUSINESSES

     In December 2000, the Company adopted a plan to dispose of several businesses which the Company believes are not core to its long-term growth strategies. Management has estimated the expected proceeds on these planned dispositions based on various analyses, including valuations by certain specialists. For certain of these businesses, the expected proceeds are less than the related carrying value. Accordingly, a non-cash, pre-tax charge of $90.0 million has been recorded with a write-down of goodwill and long-lived assets. For those businesses where the expected proceeds are greater than the related carrying value, any gain will be recognized upon the completion of the transactions. The Company anticipates the planned dispositions to be substantially completed by the end of 2001.

     The sales and results of operations of these businesses will be included in continuing operations until disposed. These businesses have combined annual sales of approximately $600 million and an aggregate operating profit margin less than the Company average.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     In late November 1995, the Company's Board of Directors approved a formal plan to dispose of the Company's home furnishings products segment. During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Proceeds to the Company from the sale totaled $1,050 million, consisting of cash of $708 million, junior debt securities and equity securities including 13% cumulative preferred stock, common stock and convertible preferred stock.

     The junior debt securities mature in 2008 and are stated at face value; the Company is recording the 12% pay-in-kind interest income from these securities. Interest from these junior debt securities becomes payable in cash beginning in late 2004. The Company records dividend income from the 13% cumulative preferred stock when such dividends are declared. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale.

FINANCIAL CONDITION

     Over the years, the Company has largely funded its growth through cash provided by a combination of operations and long-term bank and other borrowings, and by the issuance of common stock for certain mergers and acquisitions.

     Bank credit lines are maintained to ensure availability of short-term funds. In November 2000, the Company entered into two new Revolving Credit Agreements with a group of banks. Such agreements include a $1.25 billion 364-Day Revolving Credit Agreement, which expires in 2001 and includes the option to extend payment for one year at the Company's discretion, and a $1.25 billion 5-Year Revolving Credit Agreement. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company (approximately 7 percent at December 31, 2000). Proceeds from the facilities were used to pay the outstanding balances on the Company's $750 million Amended and Restated Credit Agreement, due to expire in November 2001 and the Company's $1 billion Amended and Restated Credit Agreement, due to expire in March 2001; both of these agreements were terminated in November 2000.

     Certain debt agreements contain limitations on additional borrowings and a requirement for maintaining a certain level of net worth. At December 31, 2000, the Company was in compliance with these borrowing limitations, and the Company's net worth exceeded that requirement by $776 million.

     During 2000, the Company increased its quarterly dividend eight percent to $.13 per share. This marks the 42nd consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization increased to 49 percent at December 31, 2000 from 44 percent at December 31, 1999 due principally to borrowings for purchase acquisitions. The relatively high cash flow should help the Company reduce its total debt to total capitalization ratio. The Company's working capital ratio was 2.1 to 1 at December 31, 2000 compared with 2.5 to 1 at December 31, 1999; this decrease was due principally to short-term acquisition-related debt and the anticipated retirement of the 9% debentures due October 2001.

CASH FLOWS

     Significant sources and uses of cash in the past three years are summarized as follows:

     CASH SOURCES (USES)

                                                              (IN THOUSANDS)
                                             2000        1999        1998
                                           ---------   ---------   ---------
Net cash from operating activities.......  $ 733,840   $ 490,610   $ 537,670
Increase in debt, net....................    702,010     578,990     315,740
Issuance of Company common stock.........    156,040      --          --
Purchase of Company common stock for:
  Retirement.............................   (219,640)    (99,600)    (43,330)
  Long-term stock incentive award plan...    (39,810)     (6,840)    (46,800)
Cash dividends paid......................   (218,680)   (164,990)   (145,290)
Acquisitions of companies, net of cash
  acquired...............................   (588,780)   (794,950)   (322,880)
Capital expenditures.....................   (388,030)   (350,850)   (243,380)
(Investments in) proceeds from non-
  operating assets, net..................   (198,020)     11,390     (80,040)
Cash proceeds from sale of:
  MascoTech shares.......................     57,140      --          --
  Subsidiary and equity investment.......     --          --         137,640
Re: Shareholders of pooled companies:
  Capital contributions from.............     --          11,490       1,520
  Distributions to.......................     --          --         (45,950)
Other, net...............................    (57,420)      2,380      37,600
                                           ---------   ---------   ---------
          Cash increase (decrease).......  $ (61,350)  $(322,370)  $ 102,500
                                           =========   =========   =========

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash from operating activities was $733.8 million in 2000 as compared with $490.6 million in 1999 and $537.7 million in 1998. Cash from operating activities for 1999 was negatively affected by unusual expense, principally related to transactions accounted for as poolings of interests. As compared with the average manufacturing company, the Company maintains a higher investment in inventories, which relates to the Company's business strategies of providing better customer service, establishing efficient production scheduling and benefiting from larger, more cost-effective purchasing.

CASH FLOWS FROM FINANCING ACTIVITIES

     Financing activities for 2000 provided cash of $379.9 million. Cash from financing activities for 2000 included $702.0 million from a net increase in debt (largely bank debt to finance purchase acquisitions) and $156.0 million from the sale of shares of Company common stock to key employees. During the third quarter of 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under a recently adopted Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the market price of the common stock at the time of purchase.

     Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by the participant. As a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock grant vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year post-employment non-competition agreement for the Company businesses that employ them.

     Cash used for financing activities in 2000 included $219.6 million for the acquisition of Company common stock in open-market transactions, $39.8 million for the acquisition of Company common stock for the Company's long-term incentive award plan, and $218.7 million for cash dividends paid. At December 31, 2000, the Company had remaining authorization to repurchase up to an additional 27.4 million shares of its common stock in open-market transactions or otherwise.

     Financing activities for 1999 provided cash of $319.1 million. Cash from financing activities for 1999 included $579.0 million from a net increase in debt (primarily bank debt to finance purchase acquisitions) and $11.5 million of capital contributions from shareholders of pooled companies. Cash used for financing activities included $165 million for cash dividends paid, $99.6 million for the acquisition of Company common stock in open-market transactions and $6.8 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan.

     Financing activities for 1998 provided cash of $35.9 million. Cash from financing activities for 1998 included $315.7 million from a net increase in debt. Cash used for financing activities for 1998 included $145.3 million for cash dividends paid, $43.3 million for the acquisition of Company common stock in open-market transactions, $46.8 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan and $44.4 million of net distributions to shareholders of pooled companies.

     Capital contributions from and distributions to shareholders of pooled companies as described above occurred prior to August 31, 1999, the date of the pooling mergers.

     During March 2001, the Company issued $800 million of 6 3/4% notes due 2006; proceeds from this issuance were used to retire outstanding variable-rate bank debt. After giving effect to this debt issuance, the Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $700 million of debt and equity securities.

CASH FLOWS FOR INVESTING ACTIVITIES

     Cash used for investing activities was $1,175.1 million in 2000, $1,132.0 million in 1999 and $471.1 million in 1998.

     Cash used for investing activities in 2000 included $588.8 million for 2000 purchase acquisitions. Such purchase acquisitions are set forth in the Note to the Company's consolidated financial statements captioned "Acquisitions." Investing activities for 1999 and 1998 included cash for purchase acquisitions of $795.0 million and $322.9 million, respectively.

     Capital expenditures totaled $388.0 million in 2000 as compared with $350.9 million in 1999 and $243.4 million in 1998. These amounts primarily pertain to expenditures for additional facilities related to anticipated increased demand for certain existing products as well as for new products. The Company also continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and to improve customer service. The Company expects capital expenditures for 2001, excluding those of 2001 acquisitions, to approximate $300 million. Depreciation and amortization expense for 2000 totaled $238.3 million, compared with $181.8 million for 1999 and $156.7 million for 1998; for 2001, depreciation and amortization expense, excluding 2001 acquisitions, is expected to approximate $270 million.

     During November 2000, the Company participated in a transaction in which an affiliate of Heartland Industrial Partners L.P. acquired a majority interest in MascoTech, Inc. In exchange for a portion of its ownership in MascoTech, the Company received proceeds aggregating $90 million, including cash and preferred stock of $57 million and $33 million, respectively. The Company recognized a $27.9 million pre-tax gain from its participation in this transaction.

     Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a material adverse effect on the Company's capital expenditures, financial position or results of operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

     Sales and Operations

     Net sales for 2000 were $7,243 million, representing an increase of 15 percent over 1999. Excluding results from purchase acquisitions and divestitures, net sales for 2000 increased 4 percent over 1999. Net sales in 2000 were negatively affected by a softening in sales of home improvement products in North America and Europe, customer inventory reduction programs and a stronger U.S. dollar. Net sales for 1999 increased 19 percent to $6,307 million from $5,280 million in 1998; after adjusting for purchase acquisitions and divestitures, net sales increased 12 percent in 1999 over 1998.

     As a result of the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company changed its policy for the classification of shipping and handling costs. The change resulted in a reclassification of shipping and handling costs from selling, general and administrative expenses to cost of sales of $143 million, $161 million and $135 million for the nine months ended September 30, 2000 and for the twelve months ended December 31, 1999 and 1998, respectively. This reclassification did not result in a change in net income or earnings per share.

     Cost of sales as a percentage of sales for 2000 was 67.6 percent as compared with 65.9 percent for 1999 and 66.0 percent for 1998. The increase in cost of sales as a percentage of sales in 2000 includes the under-absorption of costs related to slower than anticipated internal sales growth and new product launches, higher energy costs and a less favorable product mix.

     Including amortization of acquired goodwill ($66.2 million, $45.4 million and $29.0 million in 2000, 1999 and 1998, respectively), selling, general and administrative expenses as a percent of sales were 17.8 percent in 2000 compared with 19.6 percent in 1999 and 17.6 percent in 1998. Excluding amortization of acquired goodwill, selling, general and administrative expenses as a percent of sales were 16.9 percent in 2000 compared with 18.9 percent in 1999 and 17.1 percent in 1998. Selling, general and administrative expenses in 1999 include the influence of unusual expense principally related to transactions accounted for as poolings of interests. Excluding such unusual expense, selling, general and administrative expenses as a percentage of sales increased modestly in 2000 as compared with 1999.

     Operating profit margin, before general corporate expense, was 14.7 percent in 2000 as compared with 15.9 percent in 1999 and 18.0 percent in 1998 (general corporate expense includes those expenses not specifically attributable to the Company's business segments). Operating profit margin, before general corporate expense, in 2000 was negatively influenced by a $90 million charge for the planned disposition of businesses. Operating profit margin, before general corporate expense, in 1999 was negatively influenced by unusual pre-tax expense aggregating $156.7 million primarily related to transactions accounted for as poolings of interests. Excluding such charge and unusual expense from 2000 and 1999, respectively, operating profit margin, before general corporate expense, was 16.0 percent in 2000 and 18.4 percent in 1999. The Company's operating profit margin decreased in 2000 due principally to the items discussed above and in the "Business Segment and Geographic Area Results" section below.

     Operating profit margin, after general corporate expense, was 13.3 percent in 2000, 14.5 percent in 1999 and 16.4 percent in 1998. General corporate expense was $99 million in 2000, as compared with $92 million in 1999 and $86 million in 1998. General corporate expense as a percentage of sales decreased to
1.4 percent in 2000 from 1.5 percent in 1999 and 1.6 percent in 1998.

     Other Income (Expense), Net

     Included in other income (expense), net are equity earnings from MascoTech of $17.3 million in 2000, and $15.4 million in each of 1999 and 1998.

     Included in other, net under other income (expense), net is interest income in 2000, 1999 and 1998 of $52.4 million, $46.6 million and $41.5 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc.

     Included in other items, net under other income (expense), net, in 2000 were approximately $41 million of income and gains, net regarding certain non-operating assets, realized foreign currency exchange gains of $22 million and income from early retirement of debentures of $19 million. Also included in other items in 2000 were $55 million of non-cash charges for the write-down of certain investments (including $35 million related to an investment in Emco Limited) and $22 million for losses on dispositions of property and equipment and other items.

     Included in other items, net under other income (expense), net in 1999 were approximately $30 million of income and gains, net regarding certain non-operating assets and $7.6 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock. Also included in other items in 1999 were approximately $4 million of expenses related to the early retirement of debt.

     Included in other items, net under other income (expense), net in 1998 were gains aggregating approximately $59 million from sales of the Company's Thermador subsidiary ($30 million) and the Company's investment in TriMas Corporation ($29 million). Also included in other items in 1998 were $7 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and an approximate $12 million charge related to the early retirement of long-term debt.

     Net Income and Earnings Per Share

     Net income for 2000 was $591.7 million as compared with $569.6 million for 1999 and $565.1 million for 1998. Diluted earnings per share for 2000 were $1.31 compared with $1.28 for 1999 and $1.26 for 1998. Net income for 2000 was negatively affected by aggregate after-tax charges of $94 million for the planned disposition of businesses and the write-down of certain investments; net income for 2000 benefited from the $27.9 million pre-tax gain from the sale of a portion of its ownership in MascoTech, Inc. Net income and earnings per share for 1999 were negatively affected by unusual expense, principally related to transactions accounted for as poolings of interests.

     The Company's effective tax rate decreased to 33.8 percent in 2000 from
37.0 percent in 1999 and 37.6 percent in 1998; the decrease in 2000 was due principally to the increased utilization of a portion of the Company's capital loss carryforward benefit, continued lower taxes on foreign earnings and a lower tax rate on the gain from the sale of MascoTech shares. The Company estimates that its effective tax rate should approximate 35.0 percent for 2001.

OUTLOOK FOR THE COMPANY

     The Company experienced a weakening of economic and business conditions in its markets in 2000. Continued softening in sales of home improvement products in North America and Europe, a stronger U.S. dollar, higher energy costs, new product launches, less favorable product mix, customer inventory reduction programs and higher interest rates on the Company's variable-rate bank debt negatively impacted the Company's sales and earnings for the year ended December 31, 2000.

     The Company believes that certain of the negative economic trends and business factors mentioned above will continue for the near-term.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area.

                                                                          PERCENT          PERCENT
                                                                          INCREASE         INCREASE
                                                                         (DECREASE)     (DECREASE)(A)
                                                                        ------------    --------------
                                                     ($ IN MILLIONS)    2000    1999    2000     1999
                                          --------------------------    VS.     VS.      VS.      VS.
                                           2000      1999      1998     1999    1998    1999     1998
                                          ------    ------    ------    ----    ----    -----    -----
NET SALES:
    Cabinets and Related Products.......  $2,551    $2,220    $1,908     15%     16%       3%      14%
    Plumbing Products...................   1,839     1,803     1,667      2%      8%      (1%)      4%
    Decorative Architectural Products...   1,395     1,165       919     20%     27%      13%      17%
    Insulation Installation and Other
      Services..........................     855       532       250     61%    113%      23%      43%
    Other Specialty Products............     603       587       536      3%     10%      (7%)    -0-%
                                          ------    ------    ------
         Total..........................  $7,243    $6,307    $5,280     15%     19%       4%      12%
                                          ======    ======    ======
    North America.......................  $5,947    $5,238    $4,441     14%     18%       7%      14%
    International, principally Europe...   1,296     1,069       839     21%     27%     (11%)      1%
                                          ------    ------    ------
         Total..........................  $7,243    $6,307    $5,280     15%     19%       4%      12%
                                          ======    ======    ======
OPERATING PROFIT: (B)(C)(D)
    Cabinets and Related Products.......  $  323    $  320    $  295      1%      8%
    Plumbing Products...................     284       378       369    (25%)     2%
    Decorative Architectural Products...     250       122       167    105%    (27%)
    Insulation Installation and Other
      Services..........................     123        79        30     56%    163%
    Other Specialty Products............      86       104        91    (17%)    14%
                                          ------    ------    ------
         Total..........................  $1,066    $1,003    $  952      6%      5%
                                          ======    ======    ======
    North America.......................  $  923    $  867    $  829      6%      5%
    International, principally Europe...     143       136       123      5%     11%
                                          ------    ------    ------
         Total..........................  $1,066    $1,003    $  952      6%      5%
                                          ======    ======    ======

OPERATING PROFIT MARGIN: (B)(C)(D)
    Cabinets and Related Products.......    12.7%     14.4%     15.5%
    Plumbing Products...................    15.4%     21.0%     22.1%
    Decorative Architectural Products...    17.9%     10.5%     18.2%
    Insulation Installation and Other
      Services..........................    14.4%     14.8%     12.0%
    Other Specialty Products............    14.3%     17.7%     17.0%

    North America.......................    15.5%     16.6%     18.7%
    International, principally Europe...    11.0%     12.7%     14.7%
         Total..........................    14.7%     15.9%     18.0%

---------------
(A) Percentage change in sales excluding purchase acquisitions and divestitures.

(B) Before general corporate expense, but including goodwill amortization.

(C) Included in operating profit for 2000 is a non-cash charge for the planned disposition of businesses for the following segments: Cabinets and Related Products -- $20 million; Plumbing Products -- $40 million; Decorative Architectural Products -- $20 million; and Other Specialty Products -- $10 million.

(D) Included in operating profit for 1999 is $156.7 million of unusual expense primarily related to transactions accounted for as poolings of interests.

     Changes in net sales in the following segment and geographic area discussion exclude the influence of purchase acquisitions and divestitures.

BUSINESS SEGMENT RESULTS

     CABINETS AND RELATED PRODUCTS

     Net sales of Cabinets and Related Products increased 3 percent in 2000 compared with 1999 and increased 14 percent in 1999 compared with 1998 due largely to higher unit sales volume of U.S. operations included in this segment. The increase in sales in 2000 was negatively affected by a softening of incoming orders in North America and Europe. This segment was also negatively affected by a stronger U.S. dollar in 2000, 1999 and 1998, which affected the translation of European operations included in this segment.

     Operating profit margin in 2000 was negatively affected by the under-absorption of costs associated with a new product launch, a $20 million charge for the planned disposition of businesses and higher energy costs. Operating profit margin in 1999 compared with 1998 was negatively influenced by unusual expense related to a transaction accounted for as a pooling of interests; excluding such unusual expense, 1999 operating profit margin for this segment approximated the 1998 level.

     PLUMBING PRODUCTS

     Net sales of Plumbing Products decreased 1 percent in 2000 compared with 1999 due largely to lower unit sales volume related to a softening of incoming orders in North America and Europe, a stronger U.S. dollar and customer inventory reduction programs. Net sales of Plumbing Products increased 4 percent in 1999 compared with 1998 due largely to higher unit sales volumes of whirlpools, spas and faucets and new product introductions.

     Operating results of this segment included the influence of a stronger U.S. dollar in 2000, 1999 and 1998, which negatively affected the translation of European operations included in this segment. Operating profit margin was 15.4 percent in 2000 as compared with 21.0 percent and 22.1 percent, respectively, in 1999 and 1998. Operating profit margin in 2000 was negatively affected by a $40 million charge for the planned disposition of businesses. The decline in operating profit margin in 2000 also includes the influence of lower than anticipated sales volume, product mix, including an increased percentage of lower margin faucet units, competitive pricing pressures, and higher energy costs.

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

     DECORATIVE ARCHITECTURAL PRODUCTS

     Net sales of Decorative Architectural Products increased 13 percent in 2000 compared with 1999 and increased 17 percent in 1999 compared with 1998 due largely to higher unit sales volume of paints and stains. Operating profit margin in 2000 includes the negative affect of a $20 million charge for the planned disposition of businesses. Operating profit margin in 1999 includes the negative influence of the previously mentioned unusual expense related to a transaction accounted for as a pooling of interests. Excluding such charge and unusual expense in 2000 and 1999, respectively, operating profit margin declined modestly in 2000 as compared with 1999; such decline was due primarily to plant start-up costs and higher energy costs. Excluding unusual expense, 1999 operating profit margin for this segment approximated the 1998 level.

     INSULATION INSTALLATION AND OTHER SERVICES

     Net sales of Insulation Installation and Other Services increased 23 percent in 2000 due largely to broader geographic U.S. market penetration. Net sales of this segment increased 43 percent in 1999 compared with 1998 due largely to broader geographic U.S. market penetration, increased sales volume in existing markets and selling price increases.

     OTHER SPECIALTY PRODUCTS

     Net sales of Other Specialty Products decreased 7 percent in 2000 compared with 1999 and were flat in 1999 compared with 1998; a stronger U.S. dollar in both 2000 and 1999 had a negative effect on the translation of the relatively high concentration of European operations included in this segment. Operating profit margin in 2000 was negatively affected by a $10 million charge for the planned disposition of businesses and by the lower margins of existing European operations included in this segment.

GEOGRAPHIC AREA RESULTS

     NORTH AMERICA

     North American net sales in 2000 increased 7 percent over 1999 due to higher unit sales volume of paints, stains and cabinets and higher installation sales of fiberglass insulation. Operating profit margin in 2000 was negatively affected by a $70 million charge for the planned disposition of businesses. Operating profit margin in 1999 was negatively affected by $156.7 million of unusual expense principally related to transactions accounted for as poolings of interests. Excluding such charge and unusual expense from 2000 and 1999, respectively, operating profit margin declined in 2000 to 16.7 percent as compared with 19.5 percent in 1999. Such decline was due principally to the under-absorption of costs related to slower than anticipated internal sales growth and new product launches, plant start-up costs, higher energy costs, and a less favorable product mix.

     North American net sales for 1999 increased 14 percent over 1998 due largely to higher unit sales volume of cabinets, paints and stains and whirlpools and spas, higher installation sales of fiberglass insulation, and to a lesser extent, new product introductions and selling price increases. Excluding unusual 1999 expense, operating profit margin for 1999 was 19.5 percent as compared with 18.7 percent for 1998.

     Results of the Company's North American operations for 1999 and 1998 benefited from demographic and economic conditions principally in the United States, including higher consumer confidence and income, modest economic growth and relatively low unemployment. These conditions favorably influenced the housing and home improvement markets in the United States, including housing starts, existing home sales and repair and remodeling activities.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Net sales of the Company's International operations decreased 11 percent in 2000 compared with 1999 and increased 1 percent in 1999 compared with 1998. Operating profit margin in 2000 was negatively affected by a $20 million charge for the planned disposition of businesses; excluding such charge, operating profit margin in 2000 was 12.6 percent as compared with 12.7 percent in 1999 and
14.7 percent in 1998. Operating results of existing European operations have been adversely influenced in recent years, in part due to softness in the Company's European markets, competitive pricing pressures on certain products and the effect of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 2000 compared with 1999 as well as 1999 compared with 1998, lowering European net sales in 2000 and 1999 by approximately 12 percent and 3 percent, respectively.

                                 OTHER MATTERS

COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. The "Commitments and Contingencies" note in the Consolidated Financial Statements discusses certain specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

     OTHER COMMITMENTS

     Metaldyne Corporation (formerly MascoTech, Inc.) holds an option expiring in October 2003 to require the Company to purchase up to $100 million aggregate amount of subordinated debt securities of Metaldyne.

     RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." Adoption of SFAS No. 137 deferred the effective adoption date of SFAS No. 133 to January 1, 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at December 31, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company also had market price risk pertaining to its long-term investments. At December 31, 2000, the Company performed sensitivity analyses to assess these risks and concluded that the effects of hypothetical changes of 200 basis points in average interest rates, a ten percent change in foreign currency exchange rates or a ten percent decline in the market value of the Company's long-term investments would not be expected to materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Masco Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 14, 2001

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                 2000              1999
                                                            --------------    --------------
Current Assets:
  Cash and cash investments...............................  $  169,430,000    $  230,780,000
  Receivables.............................................   1,099,150,000     1,002,630,000
  Inventories.............................................     912,960,000       769,870,000
  Prepaid expenses and other..............................     126,620,000       106,500,000
                                                            --------------    --------------
          Total current assets............................   2,308,160,000     2,109,780,000
Equity investment in MascoTech, Inc.......................              --        69,930,000
Equity investments in other affiliates....................      87,460,000       133,550,000
Securities of Furnishings International Inc. .............     533,670,000       481,270,000
Property and equipment....................................   1,906,840,000     1,624,360,000
Acquired goodwill, net....................................   2,190,770,000     1,742,930,000
Other assets..............................................     717,100,000       473,100,000
                                                            --------------    --------------
          Total Assets....................................  $7,744,000,000    $6,634,920,000
                                                            ==============    ==============
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable...........................................  $  210,950,000    $   62,300,000
  Accounts payable........................................     250,460,000       243,810,000
  Accrued liabilities.....................................     616,640,000       540,320,000
                                                            --------------    --------------
          Total current liabilities.......................   1,078,050,000       846,430,000
Long-term debt............................................   3,018,240,000     2,431,270,000
Deferred income taxes and other...........................     221,650,000       220,720,000
Commitments and contingencies.............................              --                --
                                                            --------------    --------------
          Total Liabilities...............................   4,317,940,000     3,498,420,000
                                                            --------------    --------------
Shareholders' Equity:
  Common shares authorized: 900,000,000; issued:
     2000-444,750,000; 1999-443,510,000...................     444,750,000       443,510,000
  Preferred shares authorized: 1,000,000..................              --                --
  Paid-in capital.........................................     631,120,000       601,990,000
  Retained earnings.......................................   2,519,940,000     2,151,520,000
  Other comprehensive income (loss).......................    (169,750,000)      (60,520,000)
                                                            --------------    --------------
          Total Shareholders' Equity......................   3,426,060,000     3,136,500,000
                                                            --------------    --------------
          Total Liabilities and Shareholders' Equity......  $7,744,000,000    $6,634,920,000
                                                            ==============    ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                 2000             1999             1998
                                            --------------   --------------   --------------
Net sales.................................  $7,243,000,000   $6,307,000,000   $5,280,000,000
Cost of sales.............................   4,898,160,000    4,156,280,000    3,483,150,000
                                            --------------   --------------   --------------
          Gross profit....................   2,344,840,000    2,150,720,000    1,796,850,000
Selling, general and administrative
  expenses................................   1,221,940,000    1,193,890,000      901,450,000
Charge for planned disposition of
  businesses..............................      90,000,000         --               --
Amortization of acquired goodwill.........      66,200,000       45,430,000       29,000,000
                                            --------------   --------------   --------------
          Operating profit................     966,700,000      911,400,000      866,400,000
                                            --------------   --------------   --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings......................      17,250,000       15,430,000       15,360,000
     Gain from sale of shares.............      27,910,000         --               --
  Equity earnings, other affiliates.......       2,220,000        8,500,000       13,840,000
  Other, net..............................      70,700,000       89,190,000      124,300,000
  Interest expense........................    (191,380,000)    (120,420,000)    (114,400,000)
                                            --------------   --------------   --------------
                                               (73,300,000)      (7,300,000)      39,100,000
                                            --------------   --------------   --------------
          Income before income taxes......     893,400,000      904,100,000      905,500,000
Income taxes..............................     301,700,000      334,500,000      340,400,000
                                            --------------   --------------   --------------
          Net income......................  $  591,700,000   $  569,600,000   $  565,100,000
                                            ==============   ==============   ==============

Earnings per share:
          Basic...........................           $1.34            $1.31            $1.30
                                            ==============   ==============   ==============
          Diluted.........................           $1.31            $1.28            $1.26
                                            ==============   ==============   ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000              1999             1998
                                                    ---------------   ---------------   -------------
Cash Flows From (For):
  Operating Activities:
    Net income....................................  $   591,700,000   $   569,600,000   $ 565,100,000
    Depreciation and amortization.................      238,330,000       181,820,000     156,670,000
    Unremitted equity earnings of affiliates......       (9,640,000)      (18,720,000)    (24,070,000)
    Interest accrual on pay-in-kind notes
      receivable..................................      (52,400,000)      (46,630,000)    (41,500,000)
    Deferred income taxes.........................       15,260,000         5,240,000      61,660,000
    Non-cash charge for:
      Planned disposition of businesses...........       90,000,000         --               --
      Non-current asset write-downs...............       54,600,000         --               --
    Gain from sale of:
      MascoTech shares............................      (27,910,000)        --               --
      Subsidiary and equity investment............        --                --            (59,300,000)
    Increase in receivables.......................      (12,090,000)     (116,830,000)    (98,930,000)
    Increase in inventories.......................      (89,810,000)      (68,280,000)    (55,870,000)
    Increase in accounts payable and accrued
      liabilities, net............................       13,160,000        14,300,000      20,340,000
    Other, net....................................      (77,360,000)      (29,890,000)     13,570,000
                                                    ---------------   ---------------   -------------
         Net cash from operating activities.......      733,840,000       490,610,000     537,670,000
                                                    ---------------   ---------------   -------------
  Financing Activities:
    Issuance of notes and debentures..............        --              300,000,000     350,000,000
    Increase in other debt........................    2,811,960,000       915,830,000     436,430,000
    Payment of other debt.........................   (2,000,360,000)     (436,840,000)   (362,070,000)
    Retirement of notes...........................     (109,590,000)     (200,000,000)   (108,620,000)
    Purchase of Company common stock for:
      Retirement..................................     (219,640,000)      (99,600,000)    (43,330,000)
      Long-term stock incentive award plan........      (39,810,000)       (6,840,000)    (46,800,000)
    Issuance of Company common stock..............      156,040,000         --               --
    Cash dividends paid...........................     (218,680,000)     (164,990,000)   (145,290,000)
    Capital contributions from shareholders of
      pooled companies............................        --               11,490,000       1,520,000
    Distributions to shareholders of pooled
      companies...................................        --                --            (45,950,000)
                                                    ---------------   ---------------   -------------
         Net cash from financing activities.......      379,920,000       319,050,000      35,890,000
                                                    ---------------   ---------------   -------------
  Investing Activities:
    Acquisition of companies, net of cash
      acquired....................................     (588,780,000)     (794,950,000)   (322,880,000)
    Capital expenditures..........................     (388,030,000)     (350,850,000)   (243,380,000)
    Cash proceeds from sale of:
      MascoTech shares............................       57,140,000         --               --
      Subsidiary and equity investment............        --                --            137,640,000
    (Investments in) proceeds from non-operating
      assets, net.................................     (198,020,000)       11,390,000     (80,040,000)
    Other, net....................................      (57,420,000)        2,380,000      37,600,000
                                                    ---------------   ---------------   -------------
         Net cash for investing activities........   (1,175,110,000)   (1,132,030,000)   (471,060,000)
                                                    ---------------   ---------------   -------------
Cash and Cash Investments:
    Increase (decrease) for the year..............      (61,350,000)     (322,370,000)    102,500,000
    At January 1..................................      230,780,000       553,150,000     450,650,000
                                                    ---------------   ---------------   -------------
    At December 31................................  $   169,430,000   $   230,780,000   $ 553,150,000
                                                    ===============   ===============   =============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            COMMON                                            OTHER
                                                            SHARES          PAID-IN         RETAINED      COMPREHENSIVE
                                           TOTAL        ($1 PAR VALUE)      CAPITAL         EARNINGS      INCOME (LOSS)
                                       --------------   --------------   -------------   --------------   -------------
Balance, January 1, 1998.............  $2,224,820,000    $217,540,000    $ 640,500,000   $1,392,260,000   $ (25,480,000)
  Net income.........................     565,100,000                                       565,100,000
  Cumulative translation
    adjustments......................       8,910,000                                                         8,910,000
                                       --------------
Total comprehensive income...........     574,010,000
Shares issued........................     206,590,000       5,670,000      200,920,000
100 percent stock distribution.......        --           221,960,000     (221,960,000)
Shares repurchased...................     (43,330,000)     (1,890,000)     (41,440,000)
Cash dividends declared..............    (148,610,000)                                     (148,610,000)
Re: Shareholders of pooled companies:
  Capital contributions from.........       1,520,000                        1,520,000
  Distribution to....................     (45,950,000)                                      (45,950,000)
  Compensatory stock options.........       4,990,000                        4,990,000
                                       --------------    ------------    -------------   --------------   -------------
Balance, December 31, 1998...........  2,774,040,000..    443,280,000      584,530,000    1,762,800,000     (16,570,000)
  Net income.........................     569,600,000                                       569,600,000
  Cumulative translation
    adjustments......................     (43,950,000)                                                      (43,950,000)
                                       --------------
Total comprehensive income...........     525,650,000
Shares issued........................      85,550,000       3,960,000       81,590,000
Shares repurchased...................     (99,600,000)     (3,730,000)     (95,870,000)
Cash dividends declared..............    (180,880,000)                                     (180,880,000)
Re: Shareholders of pooled companies:
  Capital contributions from.........      11,490,000                       11,490,000
  Compensatory stock options.........      20,250,000                       20,250,000
                                       --------------    ------------    -------------   --------------   -------------
Balance, December 31, 1999...........   3,136,500,000     443,510,000      601,990,000    2,151,520,000     (60,520,000)
  Net income.........................     591,700,000                                       591,700,000
  Cumulative translation
    adjustments......................     (68,540,000)                                                      (68,540,000)
  Unrealized loss on non-operating
    assets, net of income tax
    of $23,900,000...................     (40,690,000)                                                      (40,690,000)
                                       --------------
Total comprehensive income...........     482,470,000
Shares issued........................     261,710,000      13,800,000      247,910,000
Shares repurchased...................    (219,640,000)    (12,560,000)    (207,080,000)
Cash dividends declared..............    (223,280,000)                                     (223,280,000)
Re: Shareholders of pooled companies:
  Compensatory stock options.........     (11,700,000)                     (11,700,000)
                                       --------------    ------------    -------------   --------------   -------------
Balance, December 31, 2000...........  $3,426,060,000    $444,750,000    $ 631,120,000   $2,519,940,000   $(169,750,000)
                                       ==============    ============    =============   ==============   =============

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

     Revenue Recognition. The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provisions for discounts, returns and allowances.

     Foreign Currency. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded in other comprehensive income. Realized foreign currency transaction gains and losses are included in the statement of income.

     Cash and Cash Investments. The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains related allowances for doubtful accounts. At December 31, 2000 and 1999, accounts and notes receivable are presented net of allowances of $35.9 million and $26.1 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of income. Maintenance and repair costs are charged to expense as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation was $145.5 million, $114.6 million and $107.5 million in 2000, 1999 and 1998, respectively.

     Acquired goodwill is being amortized using the straight-line method over periods not exceeding 40 years; at December 31, 2000 and 1999 such accumulated amortization totaled $202.7 million and $153.9 million, respectively. When events and circumstances occur that may indicate impairment, management evaluates the recoverability of acquired goodwill by comparing the carrying value of the asset to the associated current and projected annual sales, operating profit and undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no unrecorded permanent impairment related to acquired goodwill at December 31, 2000 and 1999. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)

to exceed 17 years. Amortization of intangible assets totaled $92.8 million, $67.2 million and $49.2 million in 2000, 1999 and 1998, respectively.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets, current liabilities and long-term variable-rate debt approximates fair value. The fair value of financial instruments that are carried as long-term investments (other than those accounted for by the equity method) was based principally on quoted market prices for those or similar investments or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of the Company's long-term investments and long-term debt at December 31, 2000 was approximately $1,009 million and $2,933 million, as compared with the Company's aggregate carrying value of $981 million and $3,018 million, respectively, and at December 31, 1999 the aggregate market value was approximately $772 million and $2,370 million, as compared with the Company's aggregate carrying value of $706 million and $2,431 million, respectively.

     Reclassifications. Certain prior year amounts have been reclassified to conform to 2000 presentation in the consolidated financial statements.

ACQUISITIONS

     During 2000, the Company acquired Masterchem Industries, Inc., a U.S. manufacturer and supplier of paint primer and related products, Tvilum-Scanbirk A/S, a Danish manufacturer of ready-to-assemble products including cabinetry, shelving, storage units and workstations, and several smaller companies.

     In January 2001, the Company completed the acquisition of BSI Holdings, Inc. BSI Holdings is headquartered in Carmel, California and is a provider of installed insulation and other products within the United States and Canada.

     The aggregate net purchase price of these purchase acquisitions, excluding assumed debt of $367 million, was $994 million and included approximately 19 million shares of Company common stock valued at $356 million (including approximately four million shares issued in 2000 valued at approximately $90 million). The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of net assets acquired, totaling approximately $1,040 million, represents acquired goodwill, to be amortized over periods not exceeding 40 years.

     The results of operations for these purchase acquisitions are included in the consolidated financial statements from the dates of acquisition. Had these companies been acquired effective January 1, 1999, pro forma unaudited consolidated net sales and net income would have approximated $8,111 million and $625 million for 2000 and $7,484 million and $615 million for 1999, respectively, and pro forma unaudited consolidated diluted earnings per share would have increased by $.02 and $.04 for 2000 and 1999, respectively.

     Certain purchase agreements of recent acquisitions provide for the payment of additional consideration, contingent upon certain conditions being met. Such additional consideration totaled $34 million for the year ended December 31, 2000 and has been recorded as additional purchase price.

                               MASCO CORPORATION

PLANNED DISPOSITION OF BUSINESSES

     In December 2000, the Company adopted a plan to dispose of several businesses which the Company believes are not core to its long-term growth strategies. Management has estimated the expected proceeds on these planned dispositions based on various analyses, including valuations by certain specialists. For certain of these businesses, the expected proceeds are less than the related carrying value. Accordingly, a non-cash, pre-tax charge of $90.0 million has been recorded with a write-down of goodwill and long-lived assets. For those businesses where the expected proceeds are greater than the related carrying value, any gain will be recognized upon the completion of the transactions. The Company anticipates the planned dispositions to be substantially completed by the end of 2001.

     The sales and results of operations of these businesses will be included in continuing operations until disposed. These businesses have combined annual sales of approximately $600 million and an aggregate operating profit margin less than the Company average.

INVENTORIES

                                                              (IN THOUSANDS)
                                                              AT DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Raw material..............................................  $348,420   $307,060
Finished goods............................................   377,270    290,440
Work in process...........................................   187,270    172,370
                                                            --------   --------
                                                            $912,960   $769,870
                                                            ========   ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Cost in inventory includes purchased parts, materials, direct labor and applied manufacturing overhead.

EQUITY INVESTMENTS IN AFFILIATES

     Equity investments in affiliates consist primarily of the following common equity interests:

                                                                AT DECEMBER 31
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
MascoTech, Inc..............................................   --    17.5%   17%
Emco Limited................................................   43%     42%   42%
Hans Grohe, a German company................................   27%     27%   27%

     During November 2000, the Company participated in a transaction in which an affiliate of Heartland Industrial Partners L.P. acquired a majority interest in MascoTech, Inc. In exchange for a portion of its ownership in MascoTech, the Company received proceeds aggregating $90 million, including cash and preferred stock of $57 million and $33 million, respectively. The Company recognized a $27.9 million pre-tax gain from its participation in this transaction. In addition, MascoTech's option to issue subordinated debt securities to the Company was reduced from $200 million to $100 million, and the option term was extended to October 2003. Subsequent to the transaction, MascoTech, Inc. was renamed Metaldyne Corporation. The Company is accounting for its investment in Metaldyne under the cost method and reclassified the investment to other non-current assets. The Company's common equity ownership in Metaldyne was 6 percent at December 31, 2000.

                               MASCO CORPORATION

EQUITY INVESTMENTS IN AFFILIATES -- (CONCLUDED)

     Excluding Hans Grohe, for which there is no quoted market value, the aggregate market value of the Company's investment in Emco Limited at December 31, 2000 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $14 million, as compared with the Company's related aggregate carrying value of $58 million. The Company's carrying value in common stock of Emco Limited exceeded its equity in the underlying net book value by approximately $23 million at December 31, 2000. This excess is currently being amortized over a period of 20 years.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During August 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. Proceeds to the Company from the sale totaled $1,050 million, consisting of cash of $708 million, junior debt securities and equity securities. Securities of Furnishings International Inc. are summarized as follows:

                                                                       (IN THOUSANDS)
                                                                  AT DECEMBER 31
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Junior debt securities (12% pay-in-kind).............         $476,300       $423,900
Preferred stock (13% cumulative).....................
Common stock (15% ownership).........................    )      57,370         57,370
Convertible preferred stock..........................
                                                              --------       --------
                                                              $533,670       $481,270
                                                              ========       ========

     The junior debt securities mature in 2008 and are stated at face value. Interest from these junior debt securities becomes payable in cash beginning in late 2004. The convertible preferred stock represents transferable rights for up to a 25 percent common ownership, although the Company is restricted from maintaining an ownership in excess of 20 percent of Furnishings International's common equity. As such, the Company will not acquire additional common equity, except for purposes of resale.

PROPERTY AND EQUIPMENT

                                                                (IN THOUSANDS)
                                                                AT DECEMBER 31
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
Land and improvements................................      $  119,060    $  101,000
Buildings............................................         755,390       643,190
Machinery and equipment..............................       1,958,840     1,694,910
                                                           ----------    ----------
                                                            2,833,290     2,439,100
Less, accumulated depreciation.......................         926,450       814,740
                                                           ----------    ----------
                                                           $1,906,840    $1,624,360
                                                           ==========    ==========

                               MASCO CORPORATION

ACCRUED LIABILITIES

                                                             (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Advertising and sales promotion........................  $  136,030   $  110,450
Salaries, wages and commissions........................     113,630       90,210
Employee retirement plans..............................      70,330       72,690
Insurance..............................................      64,200       49,860
Dividends payable......................................      57,820       53,220
Interest...............................................      42,070       39,570
Property, payroll and other taxes......................      34,170       24,260
Income taxes...........................................       3,820       33,130
Other..................................................      94,570       66,930
                                                         ----------   ----------
                                                         $  616,640   $  540,320
                                                         ==========   ==========

LONG-TERM DEBT

                                                             (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Notes and Debentures:
  9%,     due Oct. 1, 2001.............................  $   77,030   $   77,030
  6.125%, due Sept. 15, 2003...........................     200,000      200,000
  5.75%,  due Oct. 15, 2008............................     100,000      100,000
  7.125%, due Aug. 15, 2013............................     200,000      200,000
  6.625%, due Apr. 15, 2018............................     121,310      250,000
  7.75%,  due Aug. 1, 2029.............................     300,000      300,000
Notes payable to banks:
  Domestic.............................................   1,563,000      750,000
  European.............................................     444,510      470,060
Other..................................................     223,340      146,480
                                                         ----------   ----------
                                                          3,229,190    2,493,570
Less, current portion..................................     210,950       62,300
                                                         ----------   ----------
                                                         $3,018,240   $2,431,270
                                                         ==========   ==========

     All of the notes and debentures above, other than bank notes, are nonredeemable.

     The notes payable to domestic banks at December 31, 2000 relate to two Revolving Credit Agreements with a group of banks, which the Company entered into in November 2000. Such agreements include a $1.25 billion 364-Day Revolving Credit Agreement, which expires in 2001 and includes the option to extend payment for one year at the Company's discretion, and a $1.25 billion 5-Year Revolving Credit Agreement. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company (approximately 7 percent at December 31, 2000). Proceeds from the facilities were used to pay the outstanding balances on the Company's $750 million Amended and Restated Credit Agreement, due to expire in November 2001 and the Company's $1 billion Amended and Restated Credit Agreement, due to expire in March 2001; both of these agreements were terminated in November 2000.

     The notes payable to European banks relate to borrowings of local currency for European acquisitions and expansion. At December 31, 2000, approximately $190 million of European bank

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONCLUDED)

debt related to a term loan facility expiring in 2002. The balance of $254 million represents borrowings under lines of credit primarily expiring in 2003. Interest is payable on European borrowings based on various floating rates as selected by the Company (approximately 5.3 percent at December 31, 2000).

     Certain debt agreements contain limitations on additional borrowings and a requirement for maintaining a certain level of net worth. At December 31, 2000, the Company was in compliance with these borrowing limitations, and the Company's net worth exceeded that requirement by approximately $776 million.

     At December 31, 2000, the maturities of long-term debt during each of the next five years were approximately as follows: 2001 -- $210.9 million;
2002 -- $795.2 million; 2003 -- $393.9 million; 2004 -- $17.0 million; and
2005 -- $1,013.3 million.

     Interest paid was approximately $203 million, $126 million and $114 million in 2000, 1999 and 1998, respectively.

     Unaudited Subsequent Event: During March 2001, the Company issued $800 million of 6 3/4% notes due 2006; proceeds from this issuance were used to retire outstanding variable-rate bank debt. After giving effect to this debt issuance, the Company has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $700 million of debt and equity securities.

SHAREHOLDERS' EQUITY

     During the third quarter of 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under a recently adopted Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase.

     Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by the participant. As a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock grant vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year post-employment non-competition agreement with the Company businesses that employ them.

     During April 2000, the Company's Board of Directors authorized the repurchase of up to 40 million shares of its common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 12.6 million common shares were repurchased in 2000 at a cost aggregating approximately $220 million. At December 31, 2000, the Company had remaining authorization to repurchase up to an additional 27.4 million shares of its common stock in open-market transactions or otherwise.

     Included in the consolidated statements of shareholders' equity for 1999 and 1998 are distributions to and contributions from shareholders of pooled companies. Such distributions and contributions occurred prior to August 31, 1999, the date of the pooling mergers.

                               MASCO CORPORATION

SHAREHOLDERS' EQUITY -- (CONCLUDED)

     On the basis of amounts paid (declared) and after giving effect to the 1998 stock split, cash dividends per share were $.49 ($.50) in 2000, $.45 ($.46) in 1999 and $.43 ($.43 1/2) in 1998.

     In July 1998, the Company effected a two-for-one stock split in the form of a 100 percent stock distribution to shareholders, which, after giving effect to 1999 poolings of interests, resulted in the issuance of approximately 222 million shares of common stock and reduced paid-in-capital by approximately $222 million.

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

STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 2000, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of compensation to non-employee Directors in part in Company common stock.

RESTRICTED LONG-TERM STOCK AWARDS

     The Company granted long-term stock awards, net of cancellations, for 2,662,000, 402,000 and 1,149,000 shares of Company common stock during 2000, 1999 and 1998, respectively, to key employees and non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 2000, 1999 and 1998 was $20, $29 and $26, respectively. Compensation expense for the annual vesting of long-term stock awards was $22 million, $20 million and $17 million in 2000, 1999 and 1998, respectively. The unamortized costs of unvested stock awards, aggregating approximately $140 million at December 31, 2000, are included in other non-current assets and are being amortized over the typical 10-year vesting periods.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In connection with transactions accounted for as poolings of interests in 1999, the Company converted existing stock appreciation rights ("SARs") into Company SARs with annual cash compensation linked to the value of approximately 330,000 shares of Company common stock. In connection with other acquisitions in 1999, the Company issued phantom stock awards linked to the value of 664,000 shares of Company common stock. Compensation expense related to SARs and phantom stock awards for 2000, 1999 and 1998 was $5.7 million, $66.6 million and $8.3 million, respectively.

STOCK OPTIONS

     Fixed stock options are granted to key employees and non-employee Directors of the Company and generally have a maximum term of 10 years. The exercise price equals the market price of

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONTINUED)

Company common stock on the date of grant. These options generally become exercisable in installments beginning in the third year and extending through the eighth year after grant.

     During 2000, the Company granted stock options for 9,696,000 shares of Company common stock and restoration stock options for 102,000 shares with grant date exercise prices ranging from $19 to $24 (the market prices on the grant dates). During 1999 and 1998, the Company granted restoration stock options for 1,956,000 and 692,000 shares of Company common stock with grant date exercise prices ranging from $25 to $33 and $25 to $31, respectively. The Company also granted stock options for 320,000 shares of Company common stock in 2000 and 64,000 in each of 1999 and 1998 to non-employee Directors of the Company with exercise prices of $21, $30 and $29, respectively (the market prices on the grant dates).

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 2000 is presented below.

                                                          (SHARES IN THOUSANDS)
                                                        2000     1999     1998
                                                       ------   ------   ------
Option shares outstanding, January 1.................  12,636   14,396   16,200
  Weighted average exercise price....................     $20      $18      $17
Option shares granted, including restoration
  options............................................  10,118    2,020      756
  Weighted average exercise price....................     $18      $29      $28
Option shares exercised..............................     536    3,780    2,486
  Weighted average exercise price                         $11      $17      $13
Option shares canceled...............................      25     --         74
  Weighted average exercise price....................     $20     --        $10
Option shares outstanding, December 31...............  22,193   12,636   14,396
  Weighted average exercise price....................     $19      $20      $18
  Weighted average remaining option term (in
     years)..........................................     7.8      5.9      6.6
Option shares exercisable, December 31...............   7,137    4,952    3,781
  Weighted average exercise price....................     $19      $21      $17

     The following table summarizes information for option shares outstanding and exercisable at December 31, 2000 (shares in thousands).

         OPTION SHARES OUTSTANDING               {OPTION SHARES EXERCISABLE
-------------------------------------------      --------------------------
                       WEIGHTED
                        AVERAGE    WEIGHTED                        WEIGHTED
                       REMAINING   AVERAGE                         AVERAGE
RANGE OF   NUMBER OF    OPTION     EXERCISE      NUMBER OF         EXERCISE
 PRICES     SHARES       TERM       PRICE         SHARES            PRICE
--------   ---------   ---------   --------      ---------         --------
 $ 8-15      2,723      12 Years     $10           2,487             $ 9
  16-19      2,913       6 Years      16             849              16
  20-27     14,283       8 Years      20           1,617              21
  28-33      2,274       5 Years      30           2,184              29
 ------     ------     ---------     ---           -----             ---
 $ 8-33     22,193       8 Years     $19           7,137             $19
 ======     ======     =========     ===           =====             ===

     At December 31, 2000, a total of 19,952,000 shares and 702,000 shares of Company common stock was available under the Plan and the 1997 Plan, respectively, for the granting of stock options or long-term stock awards.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, the Company's

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONCLUDED)

stock options do not constitute compensation expense in the determination of net income in the statement of income. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma effect would have been a reduction in the Company's diluted earnings per share of approximately $.03, $.04 and $.01 in 2000, 1999 and 1998, respectively.

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of option shares, including restoration options granted in 2000, 1999, and 1998, were $7.16, $7.28 and $6.00, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate -- 6.7%, 5.0% and 4.9%; dividend yield -- 1.9%, 1.6% and 2.1%; volatility factor -- 28%, 34% and 28%; and expected option life -- 7 years, 3 years and 3 years.

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution pension plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Compensation Committee of the Board of Directors. Aggregate charges to income under the Company's pension, retirement and profit-sharing plans were $53.7 million in 2000, $57.3 million in 1999 and $35.8 million in 1998.

     Net periodic pension cost for the Company's qualified defined benefit pension plans includes the following components, in thousands:

                                                   2000        1999        1998
                                                 --------    --------    --------
Service cost.................................    $  8,850    $  9,630    $  8,530
Interest cost................................      13,390      12,470      11,260
Expected return on plan assets...............     (11,350)    (10,610)    (11,870)
Amortization of transition asset.............        (640)       (620)       (620)
Amortization of prior-service cost...........         440         380         320
Amortization of net loss.....................       1,250       2,250       1,530
                                                 --------    --------    --------
Net periodic pension cost....................    $ 11,940    $ 13,500    $  9,150
                                                 ========    ========    ========

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONTINUED)

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's qualified defined benefit pension plans at December 31, in thousands:

                                                              2000        1999
                                                            --------    --------
Changes in projected benefit obligation:
  Projected benefit obligation at January 1.............    $162,940    $175,980
  Service cost..........................................       8,370       9,220
  Interest cost.........................................      15,960      12,470
  Plan amendments.......................................       1,070         980
  Actuarial (gain)/loss.................................      (2,020)    (28,600)
  Business combinations/divestitures....................       1,270       --
  Benefit payments......................................      (6,350)     (7,110)
                                                            --------    --------
     Projected benefit obligation at December 31........    $181,240    $162,940
                                                            ========    ========
Changes in fair value of plan assets:
  Fair value of plan assets at January 1................    $107,300    $112,860
  Actual return on plan assets..........................       7,210      (8,700)
  Business combinations/divestitures....................         920       --
  Company contributions.................................      23,710      10,650
  Benefit payments......................................      (6,350)     (7,110)
  Expenses/other........................................        (480)       (400)
                                                            --------    --------
     Fair value of plan assets at December 31...........    $132,310    $107,300
                                                            ========    ========
     (Includes approximately 629,000 shares of Company
     common stock valued at $16 million at December 31,
     2000)
Funded status of qualified defined benefit pension
  plans:
  Plan assets (less than) projected benefit obligation
     at December 31.....................................    $(48,930)   $(55,640)
  Unamortized transition asset, net.....................      (1,210)     (1,560)
  Unamortized prior-service cost........................       5,500       4,880
  Unamortized net loss..................................      42,130      41,250
                                                            --------    --------
     Net liability recognized...........................    $ (2,510)   $(11,070)
                                                            ========    ========

     The major assumptions used in accounting for the Company's pension plans are as follows:

                                                        2000       1999       1998
                                                        ----       ----       -----
Discount rate for obligations.......................    7.75%      7.75%       6.75%
Expected return on plan assets......................    9.0%       9.0%       11.0%
Rate of compensation increase.......................    4.5%       5.0%        5.0%

     In addition to the Company's qualified defined benefit pension and retirement plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified pension plans totaled $47.9 million and $55.5 million, and $41.4 million and $48.9 million at December 31, 2000 and 1999, respectively. Net periodic pension cost for these plans was $8.2 million, $7.9 million and $7.1 million in 2000, 1999 and 1998, respectively.

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 2000, the aggregate present value of the unfunded accumulated postretirement benefit obligation approximated $2.9 million.

SEGMENT INFORMATION

     The Company's operations in the segments detailed below consist of the manufacture and sale of, and for one segment the installation of certain of, the following home improvement and building products:

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

     Insulation Installation and Other Services -- principally includes the sale and installation of insulation and other products, and the restoration of facilities damaged by natural disasters.

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

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONCLUDED)

          The following table presents information about the Company by segment and geographic area:

                                                      NET SALES (1)(2)(3)(4)
                                               ------------------------------------
                                                  2000         1999         1998
                                               ----------   ----------   ----------
The Company's operations by segment were:
   Cabinets and Related Products.............  $2,551,000   $2,220,000   $1,908,000
   Plumbing Products.........................   1,839,000    1,803,000    1,667,000
   Decorative Architectural Products.........   1,395,000    1,165,000      919,000
   Insulation Installation and Other
     Services................................     855,000      532,000      250,000
   Other Specialty Products..................     603,000      587,000      536,000
                                               ----------   ----------   ----------
       Total                                   $7,243,000   $6,307,000   $5,280,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 were:
   North America.............................  $5,947,000   $5,238,000   $4,441,000
   International, principally Europe.........   1,296,000    1,069,000      839,000
                                               ----------   ----------   ----------
       Total, as above.......................  $7,243,000   $6,307,000   $5,280,000
                                               ==========   ==========   ==========
General corporate expense, net.....................................................
Operating profit, after general corporate expense..................................
Other income (expense), net........................................................
Income before income taxes (6).....................................................
Equity investments in affiliates...................................................
Securities of Furnishings International Inc. ......................................
Corporate assets...................................................................
       Total assets................................................................


                                                      OPERATING PROFIT (8)
                                               ----------------------------------
                                                  2000         1999        1998
                                               ----------   ----------   --------
The Company's operations by segment were:
   Cabinets and Related Products.............  $  323,000   $  320,000   $295,000
   Plumbing Products.........................     284,000      378,000    369,000
   Decorative Architectural Products.........     250,000      122,000    167,000
   Insulation Installation and Other
     Services................................     123,000       79,000     30,000
   Other Specialty Products..................      86,000      104,000     91,000
                                               ----------   ----------   --------
       Total                                   $1,066,000   $1,003,000   $952,000
                                               ==========   ==========   ========
The Company's operations by geographic area
 were:
   North America.............................  $  923,000   $  867,000   $829,000
   International, principally Europe.........     143,000      136,000    123,000
                                               ----------   ----------   --------
       Total, as above.......................   1,066,000    1,003,000    952,000
General corporate expense, net...............    (99,000)     (92,000)   (86,000)
                                               ----------   ----------   --------
Operating profit, after general corporate exp     967,000      911,000    866,000
Other income (expense), net..................    (73,000)      (7,000)     39,000
                                               ----------   ----------   --------
Income before income taxes (6)...............    $894,000     $904,000   $905,000
                                               ==========   ==========   ========
Equity investments in affiliates.............
Securities of Furnishings International Inc.
Corporate assets.............................
       Total assets..........................

                                                                     (IN THOUSANDS)
                                                    ASSETS AT DECEMBER 31 (5)
                                               ------------------------------------
                                                  2000         1999         1998
                                               ----------   ----------   ----------
The Company's operations by segment were:
   Cabinets and Related Products.............  $1,942,000   $1,517,000   $1,334,000
   Plumbing Products.........................   1,270,000    1,217,000    1,118,000
   Decorative Architectural Products.........   1,200,000      823,000      586,000
   Insulation Installation and Other
     Services................................     872,000      629,000      224,000
   Other Specialty Products..................     938,000      997,000      586,000
                                               ----------   ----------   ----------
       Total                                   $6,222,000   $5,183,000   $3,848,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 were:
   North America.............................  $4,424,000   $3,746,000   $2,672,000
   International, principally Europe.........   1,798,000    1,437,000    1,176,000
                                               ----------   ----------   ----------
       Total, as above.......................   6,222,000    5,183,000    3,848,000
General corporate expense, net...............
Operating profit, after general corporate exp
Other income (expense), net..................
Income before income taxes (6)...............
Equity investments in affiliates.............      87,000      203,000      225,000
Securities of Furnishings International Inc.      534,000      481,000      435,000
Corporate assets.............................     901,000      768,000    1,111,000
                                               ----------   ----------   ----------
       Total assets..........................  $7,744,000   $6,635,000   $5,619,000
                                               ==========   ==========   ==========

                                                                  PROPERTY ADDITIONS (7)
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
The Company's operations by segment were:
 Cabinets and Related Products..............................  $ 218,000   $162,000   $ 85,000
 Plumbing Products..........................................     79,000     87,000     65,000
 Decorative Architectural Products..........................    103,000     61,000     36,000
 Insulation Installation and Other Services.................     46,000     45,000     17,000
 Other Specialty Products...................................     30,000     56,000     69,000
                                                              ---------   --------   --------
                                                                476,000    411,000    272,000
 Unallocated amounts principally related to corporate
   assets...................................................     17,000     27,000     25,000
 Assets of purchase acquisitions............................   (105,000)   (87,000)   (54,000)
                                                              ---------   --------   --------
       Total................................................  $ 388,000   $351,000   $243,000
                                                              =========   ========   ========

                                                                     DEPRECIATION AND
                                                                       AMORTIZATION
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
The Company's operations by segment were:
 Cabinets and Related Products..............................  $ 67,000   $ 49,000   $ 49,000
 Plumbing Products..........................................    50,000     45,000     39,000
 Decorative Architectural Products..........................    30,000     20,000     21,000
 Insulation Installation and Other Services.................    34,000     18,000     10,000
 Other Specialty Products...................................    31,000     26,000     19,000
                                                              --------   --------   --------
                                                               212,000    158,000    138,000
 Unallocated amounts principally related to corporate
   assets...................................................    26,000     24,000     19,000
 Assets of purchase acquisitions............................     --         --         --
                                                              --------   --------   --------
       Total................................................  $238,000   $182,000   $157,000
                                                              ========   ========   ========

(1) Included in net sales in 2000, 1999 and 1998 are export sales from the U.S. of $162 million, $127 million and $112 million, respectively.

(2) Intra-company sales between segments represented less than one percent of consolidated net sales in 2000, 1999 and 1998.

(3) Includes net sales to one customer in 2000, 1999 and 1998 of $1,866 million, $1,539 million and $1,236 million, respectively.

(4) Net sales from the Company's operations in the U.S. were $5,740 million, $5,024 million and $4,275 million in 2000, 1999 and 1998, respectively.

(5) Long-lived assets of the Company's operations in the U.S. and Europe were $2,626 million and $1,246 million, $2,135 million and $997 million, and $1,392 million and $813 million at December 31, 2000, 1999 and 1998, respectively.

(6) Income before income taxes and net income pertaining to non-U.S. operations were $108 million and $67 million, $120 million and $69 million, and $118 million and $59 million for 2000, 1999 and 1998, respectively.

(7) Property additions by segment include assets of purchase acquisitions.

(8) Included in operating profit for 2000 is a non-cash charge for the planned disposition of businesses for the following segments: Cabinets and Related Products -- $20 million, Plumbing Products -- $40 million, Decorative Architectural Products -- $20 million, and Other Specialty Products -- $10 million.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                   (IN THOUSANDS)
                                                2000         1999         1998
                                              ---------    ---------    ---------
Re: MascoTech, Inc.:
  Equity earnings.........................    $  17,250    $  15,430    $  15,360
                                              ---------    ---------    ---------
  Gain from sale of shares................       27,910       --           --
                                              ---------    ---------    ---------
Equity earnings, other affiliates.........        2,220        8,500       13,840
                                              ---------    ---------    ---------
Other, net:
  Income from cash and cash investments...        4,920        9,330       21,540
  Other interest income...................       60,450       52,530       46,340
  Other items, net........................        5,330       27,330       56,420
                                              ---------    ---------    ---------
                                                 70,700       89,190      124,300
                                              ---------    ---------    ---------
Interest expense..........................     (191,380)    (120,420)    (114,400)
                                              ---------    ---------    ---------
                                              $ (73,300)   $  (7,300)   $  39,100
                                              =========    =========    =========

     Other interest income for 2000, 1999 and 1998 includes $52.4 million, $46.6 million and $41.5 million, respectively, from the 12% pay-in-kind junior debt securities of Furnishings International Inc.

     Other items in 2000 include approximately $41 million of income and gains, net regarding certain non-operating assets, realized foreign currency exchange gains of $22 million and income from early retirement of debentures of $19 million. Also included in other items in 2000 were $55 million of non-cash charges for the write-down of certain investments (including $35 million related to an investment in Emco Limited) and $22 million for losses on dispositions of property and equipment and other items.

     Other items in 1999 include approximately $30 million of income and gains, net regarding certain non-operating assets and $7.6 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock. Also included in other items in 1999 were approximately $4 million of expenses related to the early retirement of debt.

     Other items in 1998 include gains aggregating approximately $59 million from sales of the Company's Thermador subsidiary ($30 million) and the Company's investment in TriMas Corporation ($29 million). Also included in other items in 1998 were $7 million of dividend income from the Company's investment in Furnishings International's 13% cumulative preferred stock and an approximate $12 million charge related to the early retirement of long-term debt.

                               MASCO CORPORATION

INCOME TAXES

                                                                (IN THOUSANDS)
                                                  2000       1999       1998
                                                --------   --------   --------
Income before income taxes:
  U.S.........................................  $785,670   $783,910   $787,090
  Foreign.....................................   107,730    120,190    118,410
                                                --------   --------   --------
                                                $893,400   $904,100   $905,500
                                                ========   ========   ========
Provision for income taxes:
  Currently payable:
     U.S. Federal.............................  $217,040   $256,420   $203,200
     State and local..........................    28,100     27,800     28,290
     Foreign..................................    41,300     45,040     47,250
  Deferred:
     U.S. Federal.............................    16,160     (1,270)    49,250
     Foreign..................................      (900)     6,510     12,410
                                                --------   --------   --------
                                                $301,700   $334,500   $340,400
                                                ========   ========   ========
Deferred tax assets at December 31:
  Intangibles.................................  $  7,910   $ 11,540
  Inventories.................................    11,490      5,530
  Accrued liabilities.........................    55,810     59,170
  Capital loss carryforward...................    71,070    100,570
  Other, principally equity and other
     investments..............................    81,100     60,550
                                                --------   --------
                                                 227,380    237,360
  Valuation allowance.........................   (88,700)  (127,320)
                                                --------   --------
                                                 138,680    110,040
                                                ========   ========
Deferred tax liabilities at December 31:
  Property and equipment......................   239,650    206,110
  Other.......................................    24,070     37,610
                                                --------   --------
                                                 263,720    243,720
                                                --------   --------
Net deferred tax liability at December 31.....  $125,040   $133,680
                                                ========   ========

     At December 31, 2000 and 1999, net deferred tax liability consists of net short-term deferred tax assets of $31.1 million and $25.0 million, respectively, and net long-term deferred tax liabilities of $156.1 million and $158.7 million, respectively.

     A valuation allowance of approximately $88.7 million and $127.3 million was recorded at December 31, 2000 and 1999, respectively, primarily due to the uncertainty of whether a significant portion of the Company's capital loss carryforward may ultimately be realized (expiring at December 31, 2001). Such capital loss benefit pertains to a $71.1 million and $100.6 million after-tax capital loss carryforward at December 31, 2000 and 1999, respectively, on the 1996 disposition of the Company's home furnishings products segment and a $17.6 million and $26.7 million benefit of a capital nature on the Company's equity and other investments at December 31, 2000 and 1999, respectively.

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)
     The following is a reconciliation of the U.S. Federal statutory rate:

                                                               2000    1999    1998
                                                               ----    ----    ----
U.S. Federal statutory rate................................     35%     35%     35%
State and local taxes, net of federal tax benefit..........      2       2       2
Higher taxes on foreign earnings...........................      1       1       2
Amortization in excess of tax..............................      1       1       1
Change in valuation allowance..............................     (3)     (2)     (2)
Other, net.................................................     (2)     --      --
                                                                --      --      --
  Effective tax rate.......................................     34%     37%     38%
                                                                ==      ==      ==

     Income taxes paid were approximately $314 million, $326 million and $216 million in 2000, 1999 and 1998, respectively.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Undistributed earnings of non-U.S. subsidiaries were $381.4 million at December 31, 2000. If remitted, such earnings generally would not result in any significant additional foreign tax or U.S. tax because of available foreign tax credits.

EARNINGS PER SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                                  2000       1999       1998
                                                --------   --------   --------
Numerator:
  Basic (Net income)..........................  $591,700   $569,600   $565,100
  Add convertible debenture interest, net.....     --         --           700
                                                --------   --------   --------
  Diluted (Net income)........................  $591,700   $569,600   $565,800
                                                ========   ========   ========
Denominator:
  Basic shares (based on weighted average)....   441,600    435,600    435,500
  Add:
     Contingent shares........................     8,700      7,300      7,200
     Stock option dilution....................     1,500      3,300      3,800
     Convertible debentures...................     --         --         1,000
                                                --------   --------   --------
  Diluted shares..............................   451,800    446,200    447,500
                                                ========   ========   ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The guidelines in SAB 101 were adopted in the fourth quarter of 2000 and did not have a material effect on the Company's financial statements.

     As a result of the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company changed its policy for the classification of shipping and handling costs. The change resulted in the reclassification of shipping and handling costs from selling, general and administrative expenses to cost of sales of $143 million, $161 million and $135 million for the nine months ended September 30,

                               MASCO CORPORATION

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONCLUDED)

2000, and for the twelve months ended December 31, 1999 and 1998, respectively. This reclassification did not result in a change in net income or earnings per share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." Adoption of SFAS No. 137 deferred the effective adoption date of SFAS No. 133 to January 1, 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

COMMITMENTS AND CONTINGENCIES

     The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

     In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. Although Behr believes that the subject products have been purchased by thousands of consumers in western Washington, consumer complaints in the past have been relatively small compared to the total volume of products sold. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. Under the verdict, the same formula will be used for calculating awards on claims that may be submitted by the subject purchasers of these products. In July 2000, the court awarded additional damages of $10,000 per claim to the eight homeowner claims, under the Washington Consumer Protection Act. This increased the total damages awarded on the homeowner claims to approximately $263,000. The court denied the plaintiffs' request for an award of additional damages on claims that may be submitted by other class members. In addition, the court granted the plaintiffs' motion for attorneys' fees.

     Behr is appealing the judgment. At this time, the Company is not in a position to estimate reliably the number of class members, the number of claims that may be filed or the awards that class members may seek. Although Behr is not able to estimate the amount of any potential liability, Behr believes that there have been numerous rulings by the trial court that constitute reversible error and that there are valid defenses to the lawsuit. The Company has made no provision for any potential loss in the Company's consolidated financial statements.

     Behr has also been served with sixteen complaints filed by consumers in the state courts in Alabama, California, New York, Oregon, and Washington; and in a provincial court in British Columbia, Canada. The complaints allege that some of Behr's exterior wood coating products fail to

                               MASCO CORPORATION

COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Discovery in the lawsuits has only recently begun. Proceedings in the eleven California actions will be coordinated in the San Joaquin, California Superior Court.

     In addition, Behr and the Company have recently been notified that complaints containing similar allegations have been filed in state court in Juneau, Alaska and in a provincial court in Ontario, Canada. These complaints have not yet been served.

     Behr and the Company are defending the lawsuits and believe that there are substantial grounds for denial of class action certification and that there are substantial defenses to the claims.

     Two of Behr's liability insurers are participating in Behr's defense of the class actions subject to a reservation of rights. One insurer has filed a declaratory judgment action in the Orange County, California Superior Court seeking a declaration that the claims asserted in the class action complaints are not covered by Behr's insurance policies. The other insurer was named as a defendant in the suit and has filed cross-claims against Behr seeking a similar declaration.

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                   QUARTERS ENDED
                                   TOTAL       -------------------------------------------------------
                                    YEAR       DECEMBER 31    SEPTEMBER 30     JUNE 30       MARCH 31
                                 ----------    -----------    ------------    ----------    ----------
2000:
Net Sales....................    $7,243,000    $1,733,000      $1,893,000     $1,871,000    $1,746,000
Gross Profit.................    $2,344,840    $  515,970      $  627,300     $  626,800    $  574,770
Net income...................    $  591,700    $   44,900      $  187,400     $  185,400    $  174,000
Earnings per share:
  Basic......................         $1.34          $.10            $.42           $.42          $.40
  Diluted....................         $1.31          $.10            $.41           $.41          $.39

1999:
Net sales....................    $6,307,000    $1,645,000      $1,704,000     $1,567,000    $1,391,000
Gross profit.................    $2,150,720    $  546,010      $  581,920     $  543,030    $  479,760
Net income...................    $  569,600    $  178,700      $   64,900     $  174,100    $  151,900
Earnings per share:
  Basic......................         $1.31          $.41            $.15           $.40          $.35
  Diluted....................         $1.28          $.40            $.15           $.39          $.34

Diluted earnings per share,
  excluding amortization of
  acquired goodwill:
  2000.......................         $1.43          $.13            $.44           $.44          $.42
  1999.......................         $1.37          $.43            $.17           $.41          $.36

     Gross profit has been restated for a change in accounting policy resulting from EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Such restatement reduced gross profit by $45 million, $48 million and $50 million in the first, second and third quarters of 2000, respectively, and by $37 million, $38 million, $40 million and $46 million in the first, second, third and fourth quarters of 1999, respectively. This restatement did not result in a change in net income or earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) LISTING OF DOCUMENTS.

          (1)Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules.

            (i)        Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2000, 1999 and
                       1998, consists of the following:
                            II. Valuation and Qualifying Accounts

          (3) Exhibits.

                 3.i         Restated Certificate of Incorporation of Masco Corporation
                             and amendments thereto(4).
                 3.ii        Bylaws of Masco Corporation, as amended(6).
                 4.a.i       Indenture dated as of December 1, 1982 between Masco
                             Corporation and Morgan Guaranty Trust Company of New York,
                             as Trustee(2), and Directors' resolutions establishing Masco
                             Corporation's: (i) 9% Notes Due October 1, 2001(1); (ii)
                             6 1/8% Notes Due September 15, 2003(6); (iii) 7 1/8%
                             Debentures Due August 15, 2013(6); (iv) 6.625% Debentures
                             Due April 15, 2018(6); (v) 5.75% Notes Due 2008(6); and (vi)
                             7 3/4% Debentures Due August 1, 2029(8).
                 4.a.ii      Agreement of Appointment and Acceptance of Successor Trustee
                             dated as of July 25, 1994 among Masco Corporation, Morgan
                             Guaranty Trust Company of New York and The First National
                             Bank of Chicago(8).
                 4.a.iii     Supplemental Indenture dated as of July 26, 1994 between
                             Masco Corporation and The First National Bank of Chicago(8).
                 4.a.iv      Indenture dated as of February 12, 2001 between Masco
                             Corporation and Bank One Trust Company, National
                             Association, as Trustee, and Directors' Resolutions
                             establishing Masco Corporation's 6 3/4% Notes Due 2006
                             (filed herewith).
                 4.b         Rights Agreement dated as of December 6, 1995, between Masco
                             Corporation and The Bank of New York, as Rights Agent, and
                             Amendment No. 1 dated September 23, 1998 (filed herewith).
                 4.c         $1.25 billion 364-day Revolving Credit Agreement dated as of
                             November 6, 2000 among Masco Corporation and Masco Europe
                             S.A.R.L., as borrowers, the banks party thereto, Commerzbank
                             AG, New York and Grand Cayman Branches, and Citibank, N.A.,
                             as Syndication Agents, BNP Paribas, as Documentation Agent,
                             and Bank One, NA, as Administrative Agent.(10)

                 4.d         $1.25 billion 5-Year Revolving Credit Agreement dated as of
                             November 6, 2000 among Masco Corporation and Masco Europe
                             S.A.R.L., as borrowers, the banks party thereto, Commerzbank
                             AG, New York and Grand Cayman Branches, and Citibank, N.A.,
                             as Syndication Agents, BNP Paribas, as Documentation Agent,
                             and Bank One, NA, as Administrative Agent.(10)
                 4.e         DM 350,000,000 Multicurrency Revolving Credit Facility dated
                             September 14, 1998 among Masco GmbH, as Borrower, Masco
                             Corporation, as Guarantor, Commerzbank Aktiengesellschaft,
                             as Arranger, and Commerzbank International S.A., as
                             Agent(6).
                 4.f         DM 400,000,000 Term Loan Facility dated July 9, 1997 among
                             Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
                             Commerzbank Aktiengesellschaft, as Arranger, and Commerzbank
                             International S.A., as Agent for the banks party thereto;
                             and Amendment dated as of June 12, 1998 to Credit
                             Agreement(6).
                 4.g         Shareholders Agreement by and among MascoTech, Inc. (now
                             known as Metaldyne Corporation), Masco Corporation, Richard
                             Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000
                             (filed herewith).
                 NOTE:       Other instruments, notes or extracts from agreements
                             defining the rights of holders of long-term debt of Masco
                             Corporation or its subsidiaries have not been filed since
                             (i) in each case the total amount of long-term debt
                             permitted thereunder does not exceed 10 percent of Masco
                             Corporation's consolidated assets, and (ii) such
                             instruments, notes and extracts will be furnished by Masco
                             Corporation to the Securities and Exchange Commission upon request.
                 10.a        Subordinated Loan Agreement dated as of November 28, 2000
                             between MascoTech, Inc. (now known as Metaldyne Corporation)
                             and Masco Corporation (filed herewith).
                 NOTE:       Exhibits 10.b through 10.g constitute the management
                             contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
                 10.b        Masco Corporation 1991 Long Term Stock Incentive Plan as
                             Amended and Restated September 13, 2000. (filed herewith)
                 10.c        Masco Corporation Supplemental Executive Retirement and
                             Disability Plan dated October 2, 2000 (filed herewith).
                 10.d        Masco Corporation 1997 Annual Incentive Compensation
                             Plan(3).
                 10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan.
                             (as amended and restated December 6, 2000)(filed herewith).
                 10.f        Description of the Masco Corporation Program for Estate,
                             Financial Planning and Tax Assistance.(3)
                 10.g        Masco Corporation Executive Stock Purchase Program.(9)
                 10.h        12% Senior Note Due 2008 by Furnishings International Inc.
                             to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
                             and Masco Corporation(2).
                 10.i        Registration Rights Agreement among Masco Corporation and
                             the Investors listed therein dated as of August 31, 1999(7).
                 12          Computation of Ratio of Earnings to Fixed Charges (filed
                             herewith).
                 21          List of Subsidiaries (filed herewith).

                 23          Consent of PricewaterhouseCoopers LLP relating to Masco
                             Corporation's Consolidated Financial Statements and
                             Financial Statement Schedules (filed herewith).

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

 (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

 (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

 (8) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

 (9) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     THE COMPANY WILL FURNISH ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (b) REPORTS ON FORM 8-K.

     A Current Report on Form 8-K was filed on November 9, 2000 which included a press release announcing Masco Corporation's results for the quarter ended September 30, 2000.

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

March 29, 2001

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

              /s/ Wayne B. Lyon                    Director
---------------------------------------------
                WAYNE B. LYON

             /s/ John A. Morgan                    Director
---------------------------------------------
               JOHN A. MORGAN

              /s/ ARMAN SIMONE                     Director
---------------------------------------------
                ARMAN SIMONE

             /s/ PETER W. STROH                    Director
---------------------------------------------
               PETER W. STROH

          /s/ Mary Ann Van Lokeren                 Director
---------------------------------------------
          MARY ANN KREY VAN LOKEREN

                                                                  March 29, 2001

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         COLUMN A            COLUMN B             COLUMN C             COLUMN D      COLUMN E
--------------------------  -----------   ------------------------   ------------   -----------
                                                 ADDITIONS
                                          ------------------------
                            BALANCE AT    CHARGED TO     CHARGED                    BALANCE AT
                             BEGINNING     COSTS AND     TO OTHER                     END OF
       DESCRIPTION           OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------  -----------   -----------   ----------   ------------   -----------
                                                           (A)           (B)
Allowance for doubtful
  accounts, deducted from
  accounts receivable in
  the balance sheet:
     2000.................  $26,125,600   $10,793,600   $1,727,400   $ (2,729,700)  $35,916,900
                            ===========   ===========   ==========   ============   ===========
     1999.................  $22,235,500   $12,514,200   $4,326,300   $(12,950,400)  $26,125,600
                            ===========   ===========   ==========   ============   ===========
     1998.................  $20,634,400   $ 4,248,600   $1,224,200   $ (3,871,700)  $22,235,500
                            ===========   ===========   ==========   ============   ===========

NOTES:

     (A) Allowance of companies acquired and companies disposed of, net.

     (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                             DESCRIPTION
  -------                           -----------
 3.i
            Restated Certificate of Incorporation of Masco Corporation
            and amendments thereto(4).
 3.ii
            Bylaws of Masco Corporation, as amended(6).
 4.a.i
            Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York,
            as Trustee(2), and Directors' resolutions establishing Masco
            Corporation's: (i) 9% Notes Due October 1, 2001(1); (ii)
            6 1/8% Notes Due September 15, 2003(6); (iii) 7 1/8%
            Debentures Due August 15, 2013(6); (iv) 6.625% Debentures
            Due April 15, 2018(6); (v) 5.75% Notes Due 2008(6); and (vi)
            7 3/4% Debentures Due August 1, 2029(8).
 4.a.ii
            Agreement of Appointment and Acceptance of Successor Trustee
            dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago(8).
 4.a.iii
            Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago(8).
 4.a.iv
            Indenture dated as of February 12, 2001 between Masco
            Corporation and Bank One Trust Company, National
            Association, as Trustee, and Directors' Resolutions
            establishing Masco Corporation's 6 3/4% Notes Due 2006
            (filed herewith).
 4.b
            Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent, and
            Amendment No. 1 dated September 23, 1998 (filed herewith).
 4.c
            $1.25 billion 364-day Revolving Credit Agreement dated as of
            November 6, 2000 among Masco Corporation and Masco Europe
            S.A.R.L., as borrowers, the banks party thereto, Commerzbank
            AG, New York and Grand Cayman Branches, and Citibank, N.A.,
            as Syndication Agents, BNP Paribas, as Documentation Agent,
            and Bank One, NA, as Administrative Agent.(10)
 4.d
            $1.25 billion 5-Year Revolving Credit Agreement dated as of
            November 6, 2000 among Masco Corporation and Masco Europe
            S.A.R.L., as borrowers, the banks party thereto, Commerzbank
            AG, New York and Grand Cayman Branches, and Citibank, N.A.,
            as Syndication Agents, BNP Paribas, as Documentation Agent,
            and Bank One, NA, as Administrative Agent.(10)
 4.e
            DM 350,000,000 Multicurrency Revolving Credit Facility dated
            September 14, 1998 among Masco GmbH, as Borrower, Masco
            Corporation, as Guarantor, Commerzbank Aktiengesellschaft,
            as Arranger, and Commerzbank International S.A., as
            Agent(6).
 4.f
            DM 400,000,000 Term Loan Facility dated July 9, 1997 among
            Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
            Commerzbank Aktiengesellschaft, as Arranger, and Commerzbank
            International S.A., as Agent for the banks party thereto;
            and Amendment dated as of June 12, 1998 to Credit
            Agreement(6).
 4.g
            Shareholders Agreement by and among MascoTech, Inc. (now
            known as Metaldyne Corporation), Masco Corporation, Richard
            Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000
            (filed herewith).
NOTE:
            Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such
            instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.

  EXHIBIT
    NO.                             DESCRIPTION
  -------                           -----------
10.a
            Subordinated Loan Agreement dated as of November 28, 2000
            between MascoTech, Inc. (now known as Metaldyne Corporation)
            and Masco Corporation (filed herewith).
NOTE:
            Exhibits 10.b through 10.g constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b
            Masco Corporation 1991 Long Term Stock Incentive Plan as
            Amended and Restated September 13, 2000. (filed herewith)
10.c
            Masco Corporation Supplemental Executive Retirement and
            Disability Plan dated October 2, 2000 (filed herewith).
10.d
            Masco Corporation 1997 Annual Incentive Compensation
            Plan(3).
10.e
            Masco Corporation 1997 Non-Employee Directors Stock Plan.
            (as amended and restated December 6, 2000)(filed herewith).
10.f
            Description of the Masco Corporation Program for Estate,
            Financial Planning and Tax Assistance.(3)
10.g
            Masco Corporation Executive Stock Purchase Program.(9)
10.h
            12% Senior Note Due 2008 by Furnishings International Inc.
            to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
            and Masco Corporation(2).
10.i
            Registration Rights Agreement among Masco Corporation and
            the Investors listed therein dated as of August 31, 1999(7).
12
            Computation of Ratio of Earnings to Fixed Charges (filed
            herewith).
21
            List of Subsidiaries (filed herewith).
23
            Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Consolidated Financial Statements and
            Financial Statement Schedules (filed herewith).

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

 (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

 (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

 (8) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

 (9) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     THE COMPANY WILL FURNISH ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (b) REPORTS ON FORM 8-K.

     A Current Report on Form 8-K was filed on November 9, 2000 which included a press release announcing Masco Corporation's results for the quarter ended September 30, 2000.