Form 10-Q
period 2001-03-31
MASCO CORP /DE/
filed 2001-05-14
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2001.  COMMISSION FILE NUMBER 1-5794

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

                                    YES   X     NO
                                        -----      -----


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                         SHARES OUTSTANDING AT
            CLASS                                             MAY 1, 2001
            -----                                        ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                           459,855,000

                                MASCO CORPORATION

                                      INDEX



                                                                PAGE NO.
                                                                --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     March 31, 2001 and December 31, 2000            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 2001 and 2000                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 2001 and 2000                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       8-11

Part II.    Other Information and Signature                      12-13

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      March 31, 2001 and December 31, 2000
             (Dollars in thousands, except share and per share data)

                            ------------------------

                                                   MARCH 31,     DECEMBER 31,
          ASSETS                                     2001            2000
          ------                                  ----------     ------------
Current assets:
     Cash and cash investments                    $   89,430      $  169,430
     Accounts and notes receivable, net            1,287,650       1,099,150
     Prepaid expenses and other                      143,030         126,620
      Inventories:
          Raw material                               382,220         348,420
          Finished goods                             416,570         377,270
          Work in process                            189,770         187,270
                                                  ----------      ----------
                                                     988,560         912,960
                                                  ----------      ----------
               Total current assets                2,508,670       2,308,160

Equity investments in affiliates                      81,840          87,460
Securities of Furnishings International Inc.         557,950         533,670
Property and equipment, net                        1,924,820       1,906,840
Acquired goodwill, net                             2,666,120       2,190,770
Other noncurrent assets                              834,180         717,100
                                                  ----------      ----------
               Total assets                       $8,573,580      $7,744,000
                                                  ==========      ==========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $  216,610      $  210,950
     Accounts payable                                279,330         250,460
     Accrued liabilities                             603,690         616,640
                                                  ----------      ----------
               Total current liabilities           1,099,630       1,078,050

Long-term debt                                     3,604,760       3,018,240
Deferred income taxes and other                      193,810         221,650
                                                  ----------      ----------
               Total liabilities                   4,898,200       4,317,940
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
          --------------------
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  459,810         444,750
Preferred shares authorized: 1,000,000                 ---           ---
Paid-in capital                                      868,440         631,120
Retained earnings                                  2,573,170       2,519,940
Other comprehensive income (loss)                   (226,040)       (169,750)
                                                  ----------      ----------
               Total shareholders' equity          3,675,380       3,426,060
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $8,573,580      $7,744,000
                                                  ==========      ==========





           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                            ------------------------


                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
                                                 2001             2000
                                              ----------       ----------
Net sales                                     $1,911,000       $1,746,000
Cost of sales                                  1,337,500        1,171,200
                                              ----------       ----------

      Gross profit                               573,500          574,800

Selling, general and administrative expenses     333,700          292,100
Amortization of acquired goodwill                 23,000           14,200
                                              ----------       ----------

      Operating profit                           216,800          268,500
                                              ----------       ----------

Other income (expense), net:
   Interest expense                              (58,300)         (38,800)
   Equity earnings from MascoTech, Inc.            ---              4,300
   Other, net                                     18,500           42,000
                                              ----------       ----------
                                                 (39,800)           7,500
                                              ----------       ----------

      Income before income taxes                 177,000          276,000

Income taxes                                      62,000          102,000
                                              ----------       ----------

      Net income                              $  115,000       $  174,000
                                              ==========       ==========

Earnings per share:
      Basic                                         $.25             $.40
                                                    ====             ====
      Diluted                                       $.25             $.39
                                                    ====             ====

Cash dividends declared and paid per share          $.13             $.12
                                                    ====             ====



           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                            ------------------------

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                        ---------------------
                                                          2001         2000
                                                        --------    ---------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $ 138,300    $ 165,210
     Increase in receivables                             (96,630)    (133,530)
     Increase in inventories                             (45,560)     (64,620)
     Increase (decrease) in accounts payable and
       accrued liabilities, net                          (27,810)      51,470
                                                       ---------    ---------

          Total cash from (for) operating activities     (31,700)      18,530
                                                       ---------    ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of 6.75% notes                             800,000            -
     Increase in debt                                    284,930      287,870
     Payment of debt                                    (819,300)     (24,730)
     Purchase of Company common stock for:
       Retirement                                        (25,190)           -
       Long-term stock incentive award plan              (22,950)        (840)
     Cash dividends paid                                 (59,790)     (53,350)
                                                       ---------    ---------

          Total cash from financing activities           157,700      208,950
                                                       ---------    ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired      (77,620)    (170,360)
     Capital expenditures                                (65,260)     (86,110)
     Investments in non-operating assets, net            (80,420)     (82,340)
     Other, net                                           17,300      (45,230)
                                                       ---------    ---------

          Total cash (for) investing activities         (206,000)    (384,040)
                                                       ---------    ---------

CASH AND CASH INVESTMENTS:
     (Decrease) for the quarter                          (80,000)    (156,560)
     At January 1                                        169,430      230,780
                                                       ---------    ---------
     At March 31                                       $  89,430    $  74,220
                                                       =========    =========





           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2001 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000. The condensed consolidated balance sheet at December 31, 2000 was derived from audited financial statements. As a result of the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," in late 2000, the Company changed its policy for the classification of shipping and handling costs. The change resulted in the reclassification of shipping and handling costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for this change in policy. This reclassification did not result in a change in net income or earnings per share.

      On January 1, 2001, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective. The SFAS No. 133 did not have a material effect on the Company's financial statements.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
      Numerator:
         Net income                                 $115,000         $174,000
                                                    ========         ========

      Denominator:
         Basic shares (based on weighted average)    451,900          439,700
         Add:
           Contingent shares                           9,000            6,900
           Stock option dilution                       2,800            1,400
                                                    --------         --------
         Diluted shares                              463,700          448,000
                                                    ========         ========

C. In January 2001, the Company completed the previously announced acquisition of BSI Holdings, Inc. BSI Holdings is headquartered in Carmel, California and is a provider of installed insulation and other products within the United States and Canada. In April 2001, the Company acquired two smaller companies. These three acquisitions have combined annualized net sales of over $800 million.

      The aggregate net purchase price of these acquisitions, including assumed debt of approximately $310 million, was $750 million and included 15 million shares of Company common stock valued at $265 million.

      Certain purchase agreements of recent acquisitions provide for the payment of additional consideration, contingent upon certain conditions being met. Such additional consideration totaled $15 million, during the quarter ended March 31, 2001, and has been recorded as additional acquired goodwill.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


D.    Other income (expense), net consists of the following, in thousands:

                                                THREE MONTHS ENDED
                                                      MARCH 31
                                               --------------------
                                                 2001        2000
                                               --------    --------
      Interest expense                         $(58,300)   $(38,800)
      Equity earnings from MascoTech, Inc.        ---         4,300
      Equity earnings (loss), other              (1,400)      1,000
      Income from cash and cash investments       1,700       1,400
      Other interest income                      16,100      14,100
      Other, net                                  2,100      25,500
                                               --------    --------
                                               $(39,800)   $  7,500
                                               ========    ========


      Other interest income for the three months ended March 31, 2001 and 2000 included $14.7 million and $12.8 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. (approximately $476 million at December 31, 2000).

      Other, net for the first quarter of 2000 primarily represents income and gains, net regarding certain non-operating assets.

      Interest expense for the first quarter of 2001 increased $19.5 million to $58.3 million as compared with interest expense of $38.8 million in the first quarter of 2000. The increase in interest expense primarily pertains to borrowings related to recent acquisitions.

E. The following table presents information about the Company by segment, in millions:


                                              THREE MONTHS ENDED MARCH 31
                                       ---------------------------------------
                                        2001      2000       2001        2000
                                       ---------------------------------------
                                         Net Sales (1)   Operating Profit (2)
                                       ----------------  ---------------------
      The Company's operations by
       segment were:
         Cabinets and Related Products  $  605    $  631      $ 67      $ 87
         Plumbing Products                 419       473        51        92
         Decorative Architectural
           Products                        330       307        57        64
         Insulation Installation and
           Other Services                  426       183        51        25
         Other Specialty Products          131       152        15        25
                                        ------    ------      ----      ----
             Total                      $1,911    $1,746      $241      $293
                                        ======    ======      ====      ====

      The Company's operations by
       geographic area were:
         North America                  $1,608    $1,414      $209      $251
         International, principally
           Europe                          303       332        32        42
                                        ------    ------      ----      ----
             Total                      $1,911    $1,746       241       293
                                        ======    ======

      General corporate expense, net                           (24)      (25)
                                                              ----      ----
      Operating profit, after general
        corporate expense                                      217       268
      Other income (expense), net                              (40)        8
                                                              ----      ----
      Income before income taxes                              $177      $276
                                                              ====      ====

      (1)  Intra-company sales among segments were not material.

      (2) Amortization of acquired goodwill is included in determining operating profit.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.    The Company's total comprehensive income was as follows, in thousands:

                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                   --------------------
                                                     2001        2000
                                                   --------     -------
          Net income                               $115,000    $174,000
          Other comprehensive income (loss)         (56,290)    (19,150)
                                                   --------    --------

             Total comprehensive income            $ 58,710    $154,850
                                                   ========    ========


G. During March 2001, the Company issued $800 million of 6 3/4% notes due 2006. Early in the second quarter of 2001, the Company increased its shelf registration to $2 billion. In early May 2001, the Company issued $500 million of 6% notes due 2004. Proceeds from the debt issuances were used principally to retire outstanding variable-rate bank debt. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $1.5 billion of debt and equity securities.

H. The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

      In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. Although Behr believes that the subject products have been purchased by thousands of consumers in western Washington, consumer complaints in the past have been relatively small compared to the total volume of products sold. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. Under the verdict, the same formula will be used for calculating awards on claims that may be submitted by the subject purchasers of these products. In July 2000, the court awarded additional damages of $10,000 per claim to the eight homeowner claims under the Washington Consumer Protection Act. This increased the total damages awarded on the homeowner claims to approximately $263,000. The court denied the plaintiffs' request for an award of additional damages on claims that may be submitted by other class members. In addition, the court granted the plaintiffs' motion for attorneys' fees.

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

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

Note H - continued:

      Behr has also been served with nineteen complaints filed by consumers in the state courts in Alabama, Alaska, California, Illinois, New York, Oregon, and Washington, and in British Columbia, Canada. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Discovery in the lawsuits has only recently begun. Proceedings in the eleven California actions will be coordinated in the San Joaquin, California Superior Court.

      In addition, Behr and the Company have recently been notified that a complaint containing similar allegations has been filed in Ontario, Canada. This complaint has not yet been served.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000


                              SALES AND OPERATIONS

      The following table sets forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions.


                                                            PERCENT INCREASE
                                                               (DECREASE)
                                                            ----------------
                                  THREE MONTHS ENDED        2001      2001
                                      MARCH 31,              VS.       VS.
                                  ------------------
                                   2001        2000         2000     2000(A)
                                  ------------------        ----     -------
NET SALES:
  Cabinets and Related Products   $  605      $  631         (4%)      (4%)
  Plumbing Products                  419         473        (11%)     (13%)
  Decorative Architectural
    Products                         330         307          7%       (2%)
  Insulation Installation and
    Other Services                   426         183        133%       21%
  Other Specialty Products           131         152        (14%)      (8%)
                                  ------      ------
  Total                           $1,911      $1,746          9%       (4%)
                                  ======      ======

  North America                   $1,608      $1,414         14%       (2%)
  International, principally
    Europe                           303         332         (9%)     (12%)
                                  ------      ------
  Total                           $1,911      $1,746          9%       (4%)
                                  ======      ======


OPERATING PROFIT MARGIN: (B)
  Cabinets and Related Products    11.1%       13.8%
  Plumbing Products                12.2%       19.5%
  Decorative Architectural
    Products                       17.3%       20.8%
  Insulation Installation and
    Other Services                 12.0%       13.7%
  Other Specialty Products         11.5%       16.4%

  North America                    13.0%       17.8%
  International, principally
    Europe                         10.6%       12.7%
  Total                            12.6%       16.8%

(A) Percentage change in sales, excluding purchase acquisitions and divestitures.

(B)   Before general corporate expense, but including goodwill amortization.

      Net sales for the three months ended March 31, 2001 increased 9 percent from the comparable period in 2000; excluding purchase acquisitions and divestitures, first quarter 2001 net sales decreased 4 percent from the comparable period of the prior year. The Company continued to experience weak economic and business conditions in its markets in the first quarter of 2001, including a softening in sales of home improvement products in North America and Europe, customer inventory reduction programs, competitive pricing pressures and the effect of a stronger U.S. dollar.

      Changes in net sales in the following segment and geographic area discussion exclude the influence of purchase acquisitions and divestitures.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The previously mentioned conditions contributed to sales declines in the first quarter of 2001 from the comparable period of the prior year of 4 percent, 13 percent, 2 percent and 8 percent in the Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products segments, respectively. Net sales of the Company's Insulation Installation and Other Services segment increased 21 percent in the first quarter of 2001 principally due to broader geographic U.S. market penetration.

      Net sales from North American and International operations for the first quarter of 2001 declined 2 percent and 12 percent, respectively, as compared with the first quarter of 2000. A stronger U.S. dollar, principally against the Euro, had an unfavorable effect on the translation of International sales in the first quarter of 2001, lowering International sales by approximately 7 percent.

                             OPERATING PROFIT MARGIN

      Cost of sales as a percentage of sales increased to 70.0 percent for the first quarter of 2001 from 67.1 percent for the comparable period in 2000. Including amortization of acquired goodwill ($23.0 million and $14.2 million for the first quarters of 2001 and 2000, respectively), selling, general and administrative expenses as a percentage of sales increased to 18.7 percent for the first quarter of 2001 from 17.5 percent for the comparable period in 2000. Excluding amortization of acquired goodwill, selling, general and administrative expenses as a percentage of sales were 17.5 percent for the first quarter of 2001 and 16.7 percent for the comparable period of the prior year.

      The Company's operating profit margin, before general corporate expense, was 12.6 percent for the first quarter of 2001 as compared with 16.8 percent for the first quarter of 2000. Operating profit margin, after general corporate expense, was 11.3 percent for the first quarter of 2001 as compared with 15.4 percent for the first quarter of 2000. The Company's operating profit margin decreased in the first quarter of 2001 as compared with the first quarter of 2000, due principally to higher cost of sales and selling, general and administrative expenses as a percentage of sales and higher goodwill amortization relating to recent acquisitions.

      The increase in cost of sales as a percentage of sales reflects the under-absorption of fixed costs, in part related to the higher level of capital expenditures in recent years, as well as sales declines in all of the Company's business segments except the Insulation Installation and Other Services segment. Gross margins of certain acquired companies, which were lower than the Company average, and higher energy costs also contributed to the increase in the cost of sales percentage, as did a less favorable product mix and competitive pricing pressures, particularly in the Plumbing Products segment. The increase in selling, general and administrative expenses as a percentage of sales results largely from the allocation of fixed costs over a lower sales base.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           OTHER INCOME (EXPENSE), NET

      Included in other interest income for the three months ended March 31, 2001 and 2000 is $14.7 million and $12.8 million, respectively, of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc.

      Other, net for the first quarter of 2000 primarily represents income and gains, net regarding certain non-operating assets.

      Interest expense for the first quarter of 2001 increased $19.5 million to $58.3 million as compared with interest expense of $38.8 million in the first quarter of 2000. The increase in interest expense primarily pertains to borrowings related to recent acquisitions.

                        NET INCOME AND EARNINGS PER SHARE

      Net income and diluted earnings per share for the first quarter of 2001 decreased 34 percent and 36 percent, respectively, to $115.0 million and $.25 from $174.0 million and $.39, respectively, for the comparable period of 2000, due principally to the previously mentioned items. The Company's effective tax rate for the three months ended March 31, 2001 was 35.0 percent, as compared with 37.0 percent for the comparable period of the prior year. The Company estimates that its effective tax rate should approximate 35.0 percent for 2001.

                           OTHER FINANCIAL INFORMATION

      The Company's current ratio was 2.3 to 1 at March 31, 2001, as compared with 2.1 to 1 at December 31, 2000.

      For the three months ended March 31, 2001, cash of $31.7 million was used by operating activities. Cash provided by financing activities was $157.7 million, including $265.6 million from a net increase in long-term debt. Cash used for financing activities included $25.2 million for the acquisition of Company common stock in open-market transactions, $22.9 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan and $59.8 million for cash dividends paid. Cash used for investing activities was $206.0 million, including $77.6 million for acquisitions, $65.3 million for capital expenditures and $63.1 million for investments in noncurrent assets and other, net. The aggregate of the preceding items represents a net cash outflow of $80.0 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the working capital and debt of acquired companies at the time of acquisition.

      First quarter 2001 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable as compared with December 31, 2000 (although there was no significant increase in receivable days). Most of the annual increase in accounts receivable is typically experienced in the first half of the year.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the first quarter of 2001, the Company repurchased approximately
1.1 million of its shares in open-market transactions for retirement. At March 31, 2001, the Company had remaining Board of Directors authorization to repurchase up to an additional 26.3 million shares of its common stock for retirement in open-market transactions or otherwise.

      During March 2001, the Company issued $800 million of 6 3/4% notes due 2006. Early in the second quarter of 2001, the Company increased its shelf registration to $2 billion. In early May 2001, the Company issued $500 million of 6% notes due 2004. Proceeds from the debt issuances were used principally to retire outstanding variable-rate bank debt. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $1.5 billion of debt and equity securities.

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

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

      Information regarding this item is set forth in Note H to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On January 4, 2001, the Company completed its previously announced acquisition of BSI Holdings, Inc. The shareholders of the acquired company received 15.0 million unregistered shares of Masco common stock as part of the consideration paid for this acquisition. The Company relied on the exemption from registration under Section 3(a)(10) of the Securities Act of 1933.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS:

                12 -  Computation of Ratio of Earnings to Fixed Charges


        (B)  REPORTS ON FORM 8-K:

                Report on Form 8-K dated March 28, 2001, filing the Company's press release regarding its results of operations.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION


                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MASCO CORPORATION

                                                  (Registrant)



DATE:   MAY 14, 2001                BY:  /s/ Richard G. Mosteller
     ---------------------              ------------------------------------
                                             Richard G. Mosteller
                                             Senior Vice-President - Finance
                                             (Chief Financial Officer
                                             and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  EXHIBIT
  -------

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges