Form 10-Q
period 2001-06-30
MASCO CORP /DE/
filed 2001-08-07
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 2001.  Commission File Number 1-5794

                                MASCO CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)



        Delaware                                              38-1794485
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



 21001 Van Born Road, Taylor, Michigan                               48180
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



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

                                Yes X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares Outstanding at
           Class                                           July 30, 2001
           -----                                       ----------------------
Common Stock, Par Value $1 Per Share                          460,199,000

                                MASCO CORPORATION

                                      INDEX


                                                                                                PAGE NO.
                                                                                                --------

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     June 30, 2001 and December 31, 2000                                              1

                 Condensed Consolidated Statement of
                     Income for the Three Months and Six
                     Months Ended June 30, 2001 and 2000                                              2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 2001 and 2000                                                           3

                 Notes to Condensed Consolidated
                     Financial Statements                                                           4-8

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                        9-13

Part II.    Other Information and Signature                                                       14-16

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    JUNE 30,     DECEMBER 31,
          ASSETS                                     2001            2000
          ------                                  ----------     ------------
Current assets:
     Cash and cash investments                    $  106,490      $  169,430
     Accounts and notes receivable, net            1,336,820       1,099,150
     Prepaid expenses and other                      150,430         126,620
     Inventories:
          Raw material                               394,960         348,420
          Finished goods                             441,840         377,270
          Work in process                            186,370         187,270
                                                  ----------      ----------
                                                   1,023,170         912,960
                                                  ----------      ----------
               Total current assets                2,616,910       2,308,160

Equity investments in affiliates                      83,910          87,460
Securities of Furnishings International Inc.         572,550         533,670
Property and equipment, net                        1,949,610       1,906,840
Acquired goodwill, net                             2,745,480       2,190,770
Other noncurrent assets                              856,520         717,100
                                                  ----------      ----------
               Total assets                       $8,824,980      $7,744,000
                                                  ==========      ==========

          LIABILITIES

Current liabilities:
     Notes payable                                $  208,950      $  210,950
     Accounts payable                                313,340         250,460
     Accrued liabilities                             662,120         616,640
                                                  ----------      ----------
               Total current liabilities           1,184,410       1,078,050

Long-term debt                                     3,685,760       3,018,240
Deferred income taxes and other                      226,290         221,650
Commitments and contingencies                        ---             ---
                                                  ----------      ----------
               Total liabilities                   5,096,460       4,317,940
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY

Common stock, par value $1 per share
     Authorized shares: 900,000,000                  459,860         444,750
Preferred shares authorized: 1,000,000               ---             ---
Paid-in capital                                      863,270         631,120
Retained earnings                                  2,652,420       2,519,940
Other comprehensive income (loss)                   (247,030)       (169,750)
                                                  ----------      ----------
               Total shareholders' equity          3,728,520       3,426,060
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $8,824,980      $7,744,000
                                                  ==========      ==========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30                      JUNE 30
                                    ----------------------       ----------------------
                                       2001        2000             2001        2000
                                    ----------  ----------       ----------  ----------

Net sales                           $2,085,000  $1,871,000       $3,996,000  $3,617,000
Cost of sales                        1,429,100   1,244,200        2,766,600   2,415,400
                                    ----------  ----------       ----------  ----------

      Gross profit                     655,900     626,800        1,229,400   1,201,600

Selling, general and administrative
  expenses                             354,300     309,600          688,000     601,700
Amortization of acquired goodwill       23,100      15,900           46,100      30,100
                                    ----------  ----------       ----------  ----------


      Operating profit                 278,500     301,300          495,300     569,800
                                    ----------  ----------       ----------  ----------

Other income (expense), net:
   Interest expense                    (59,400)    (47,700)        (117,700)    (86,500)
   Equity earnings from
     MascoTech, Inc.                     ---         4,200            ---         8,500
   Other, net                           (5,100)     36,600           13,400      78,600
                                    ----------  ----------       ----------  ----------
                                       (64,500)     (6,900)        (104,300)        600
                                    ----------  ----------       ----------  ----------

      Income before income taxes       214,000     294,400          391,000     570,400

Income taxes                            75,000     109,000          137,000     211,000
                                    ----------  ----------       ----------  ----------

      Net income                    $  139,000  $  185,400       $  254,000  $  359,400
                                    ==========  ==========       ==========  ==========

Earnings per share:
      Basic                              $ .31       $ .42            $ .56       $ .82
                                         =====       =====            =====       =====
      Diluted                            $ .30       $ .41            $ .55       $ .80
                                         =====       =====            =====       =====


Cash dividends declared and
    paid per share                       $ .13       $ .12            $ .26       $ .24
                                         =====       =====            =====       =====







            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                       -------------------------
                                                           2001           2000
                                                       -----------     ---------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $   376,990     $ 360,580
     Increase in receivables                              (128,460)     (117,640)
     Increase in inventories                               (79,130)     (110,400)
     Increase in accounts payable and
       accrued liabilities, net                             43,520        68,550
                                                       -----------     ---------

          Total cash from operating activities             212,920       201,090
                                                       -----------     ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of 6.75% notes                               800,000         ---
     Issuance of 6% notes                                  500,000         ---
     Increase in debt                                      407,950       841,010
     Payment of debt                                    (1,324,890)     (136,820)
     Purchase of Company common stock for:
       Retirement                                          (34,460)        ---
       Long-term stock incentive award plan                (22,950)      (20,560)
     Cash dividends paid                                  (119,560)     (107,260)
                                                       -----------     ---------

          Total cash from financing activities             206,090       576,370
                                                       -----------     ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired       (233,650)     (509,950)
     Capital expenditures                                 (132,810)     (169,840)
     Investments in non-operating assets, net             (100,080)     (160,600)
     Other, net                                            (15,410)      (45,030)
                                                       -----------     ---------

          Total cash (for) investing activities           (481,950)     (885,420)
                                                       -----------     ---------

CASH AND CASH INVESTMENTS:
     (Decrease) for the period                             (62,940)     (107,960)
     At January 1                                          169,430       230,780
                                                       -----------     ---------

     At June 30                                        $   106,490     $ 122,820
                                                       ===========     =========


            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2001 and the results of operations for the three months and six months ended June 30, 2001 and 2000 and changes in cash flows for the six months ended June 30, 2001 and 2000. The condensed consolidated balance sheet at December 31, 2000 was derived from audited financial statements. As a result of the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," in late 2000, the Company changed its policy for the classification of shipping and handling costs. The change resulted in the reclassification of shipping and handling costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for this change in policy. This reclassification did not result in a change in net income or earnings per share.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30              JUNE 30
                                               ------------------    ------------------
                                                 2001      2000        2001      2000
                                               --------  --------    --------  --------
        Numerator:
           Net income                          $139,000  $185,400    $254,000  $359,400
                                               ========  ========    ========  ========

        Denominator:
           Basic shares (based on weighted
             average)                           451,000   441,500     451,300   440,400
           Add:
             Contingent shares                    9,000     7,100       8,900     7,100
             Stock option dilution                2,800     1,600       2,900     1,600
                                               --------  --------    --------  --------
           Diluted shares                       462,800   450,200     463,100   449,100
                                               ========  ========    ========  ========

C. In the first quarter of 2001, the Company completed the previously announced acquisition of BSI Holdings, Inc. BSI Holdings is headquartered in Carmel, California and is a provider of installed insulation and other products within the United States and Canada. During the second quarter of 2001, the Company acquired several small companies. In July 2001, the Company completed the acquisition of Milgard Manufacturing, Inc., a manufacturer of vinyl windows in the western United States, headquartered in Tacoma, Washington. These acquisitions have combined annualized net sales of over $1.2 billion.

       The aggregate net purchase price of these acquisitions was approximately $1.7 billion, including assumed debt of approximately $310 million, and shares of Company capital stock (15 million common shares in the first six months of 2001 and 16,700 convertible preferred shares (convertible into 16.7 million common shares)) with an aggregate value of $725 million. The convertible preferred shares carry the same attributes as Company common stock, including voting rights and dividends and will be treated as if converted at a 1 share of preferred stock to 1,000 shares of common stock ratio for earnings per share computations.

       Certain recent acquisition agreements provide for the payment of additional consideration, contingent upon certain conditions being met. Such additional consideration totaled $30 million during the first half of 2001, and has been recorded as additional acquired goodwill.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. In December 2000, the Company adopted a plan to dispose of several businesses that the Company believes are not core to its long-term growth strategies. In the third quarter of 2001, the Company is expected to report a modest gain, net from the July 2001 sale of Inrecon, a Birmingham, Michigan-based company specializing in the repair, remodeling and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters. Inrecon has annual sales of approximately $200 million.

E.     Other income (expense), net consists of the following, in thousands:

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30                   JUNE 30
                                     --------------------     ---------------------
                                       2001        2000         2001         2000
                                     --------    --------     ---------    --------
          Interest expense           $(59,400)   $(47,700)    $(117,700)   $(86,500)
          Equity earnings from
            MascoTech, Inc.             ---         4,200         ---         8,500
          Equity earnings, other        2,100         700           700       1,700
          Income from cash and
            cash investments            1,100         800         2,800       2,200
          Other interest income        17,300      14,900        33,400      29,000
          Other, net                  (25,600)     20,200       (23,500)     45,700
                                     --------    --------     ---------    --------
                                     $(64,500)   $ (6,900)    $(104,300)   $    600
                                     ========    ========     =========    ========


       Other interest income for the three months and six months ended June 30, 2001 and 2000 included $15.6 million and $30.3 million and $12.8 million and $25.6 million, respectively, of interest income from indebtedness of Furnishings International Inc.

       Other, net expense for the three months and six months ended June 30, 2001 includes expense related to the disposition of certain non-operating assets. Other, net for the three months and six months ended June 30, 2000 results primarily from income and gains, net regarding certain non-operating assets.

       Interest expense for the three months and six months ended June 30, 2001 increased $11.7 million and $31.2 million, respectively, compared with interest expense for the three months and six months ended June 30, 2000. The increase in interest expense pertains to borrowings primarily related to recent acquisitions.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. The following table presents information about the Company by segment and geographic area, in millions.

                                              THREE MONTHS ENDED JUNE 30                SIX MONTHS ENDED JUNE 30
                                         ------------------------------------     ------------------------------------
                                           2001     2000      2001      2000        2001     2000      2001      2000
                                         ------------------------------------     ------------------------------------
                                           Net Sales (1)     Operating Profit(2)    Net Sales (1)     Operating Profit(2)
                                         ------------------------------------     ------------------------------------
The Company's operations by
  segment were:
   Cabinets and Related Products         $  625    $  655    $   74    $  101     $1,230    $1,286    $  141    $  188
   Plumbing Products                        449       489        64        94        868       962       115       186
   Decorative Architectural Products        430       377        87        79        760       684       144       143
   Installation and Other Services          449       199        65        28        875       382       116        53
   Other Specialty Products                 132       151        12        25        263       303        27        50
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $2,085    $1,871    $  302    $  327     $3,996    $3,617    $  543    $  620
                                         ======    ======    ======    ======     ======    ======    ======    ======

The Company's operations by
  geographic area were:
   North America                         $1,796    $1,532    $  272    $  282     $3,404    $2,946    $  481    $  533
   International, principally Europe        289       339        30        45        592       671        62        87
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $2,085    $1,871       302       327     $3,996    $3,617       543       620
                                         ======    ======                         ======    ======


General corporate expense, net                                  (24)      (25)                           (48)      (50)
                                                             ------    ------                         ------    ------
Operating profit, after general
  corporate expense                                             278       302                            495       570

Other income (expense), net                                     (64)       (7)                          (104)        1
                                                             ------    ------                         ------    ------
Income before income taxes                                   $  214    $  295                         $  391    $  571
                                                             ======    ======                         ======    ======




(1)    Intra-company sales among segments were not material.

(2) Amortization of acquired goodwill is included in determining operating profit.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.     The Company's total comprehensive income was as follows, in thousands:

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30              JUNE 30
                                            ------------------   ------------------
                                              2001      2000       2001      2000
                                            --------  --------   --------  --------
      Net income                            $139,000  $185,400   $254,000  $359,400
      Other comprehensive income (loss)      (20,990)  (70,710)   (77,280)  (89,860)
                                            --------  --------   --------  --------

         Total comprehensive income         $118,010  $114,690   $176,720  $269,540
                                            ========  ========   ========  ========


H. During March 2001, the Company issued $800 million of 6 3/4% notes due 2006. Early in the second quarter of 2001, the Company increased its shelf registration to $2 billion of debt and equity securities. In early May 2001, the Company issued $500 million of 6% notes due 2004.

       In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. The Notes have a stated annual yield to maturity of 3 1/8 percent. Holders of the Notes can convert each $1,000 principal amount at maturity note into 12.72 shares of Company common stock if the closing price of Company common stock exceeds specified levels or if other specified events occur. This conversion ratio is the equivalent of an initial conversion price of $31 per share. Holders of the Notes can also require the Company to purchase their Notes on certain specified dates. The Company may not redeem the Notes before July 20, 2002, and may redeem all of the Notes after such date subject to certain conditions specified in the indenture relating thereto. Additionally, beginning January 20, 2007, subject to specified conditions relating to the market price of the Notes, the Company may be required to pay contingent interest at the greater of the Company's regular quarterly cash dividend for equivalent common shares or .125% of the average market price of a note over a specified period of time.

       Proceeds from the debt issuances were used principally to retire outstanding variable-rate bank debt. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $750 million of debt and equity securities.

I. On January 1, 2001, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective. SFAS No. 133 did not have a material effect on the Company's financial statements.

       In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

       Effective January 1, 2002, the Company will no longer amortize goodwill, although periodic tests for possible impairment will be made. For the remainder of 2001, the Company will continue to amortize goodwill related to business combinations that occurred prior to July 1, 2001.

       The Company is currently evaluating the impact these standards will have on its financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

J. The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

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

       Behr has also been served with 21 complaints filed by consumers in the state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia and Ontario, Canada. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Discovery in the lawsuits has only recently begun. Proceedings in the eleven California actions will be coordinated in the San Joaquin, California Superior Court.

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

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2001 AND THE FIRST SIX MONTHS 2001 VERSUS
SECOND QUARTER 2000 AND THE FIRST SIX MONTHS 2000

                              SALES AND OPERATIONS

       The following tables set forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions:

                                                             Percent Increase
                                                                (Decrease)
                                     Three Months Ended      ----------------
                                          June 30,           2001      2001
                                     ------------------       vs.        vs.
                                      2001        2000       2000     2000(A)
                                     ------------------      ----------------
NET SALES:
  Cabinets and Related Products      $  625      $  655        (5%)       (3%)
  Plumbing Products                     449         489        (8%)       (7%)
  Decorative Architectural
    Products                            430         377        14%         8%
  Installation and Other Services       449         199       126%        18%
  Other Specialty Products              132         151       (13%)       (8%)
                                     ------      ------
      Total                          $2,085      $1,871        11%         0%
                                     ======      ======

  North America                      $1,796      $1,532        17%         2%
  International, principally
    Europe                              289         339       (15%)      (12%)
                                     ------      ------
      Total                          $2,085      $1,871        11%         0%
                                     ======      ======

                                      Six Months Ended
                                          June 30,
                                      ----------------
                                      2001        2000
                                      ----------------
NET SALES:
  Cabinets and Related Products      $1,230      $1,286        (4%)       (4%)
  Plumbing Products                     868         962       (10%)      (10%)
  Decorative Architectural
    Products                            760         684        11%         4%
  Installation and Other Services       875         382       129%        19%
  Other Specialty Products              263         303       (13%)       (8%)
                                     ------      ------
      Total                          $3,996      $3,617        10%        (2%)
                                     ======      ======

  North America                      $3,404      $2,946        16%         0%
  International, principally
    Europe                              592         671       (12%)      (13%)
                                     ------      ------
      Total                          $3,996      $3,617        10%        (2%)
                                     ======      ======


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                      2001        2000        2001        2000
                                     ------------------      ------------------
OPERATING PROFIT MARGIN: (B)
  Cabinets and Related Products       11.8%       15.4%       11.5%       14.6%
  Plumbing Products                   14.3%       19.2%       13.2%       19.3%
  Decorative Architectural
    Products                          20.2%       21.0%       18.9%       20.9%
  Installation and Other Services     14.5%       14.1%       13.3%       13.9%
  Other Specialty Products             9.1%       16.6%       10.3%       16.5%

  North America                       15.1%       18.4%       14.1%       18.1%
  International, principally
    Europe                            10.4%       13.3%       10.5%       13.0%
      Total                           14.5%       17.4%       13.6%       17.1%

(A)    Percentage change in sales, excluding acquisitions and divestitures.
(B)    Before general corporate expense, but including goodwill amortization.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

       Net sales for the three months and six months ended June 30, 2001 increased 11 percent and 10 percent, respectively, from the comparable periods in 2000. Excluding acquisitions and divestitures, net sales were flat and decreased 2 percent for the three months and six months ended June 30, 2001, respectively, compared with the comparable periods of the prior year. While the Company experienced some moderation of the negative influence of customer inventory reduction programs in the second quarter of 2001, the Company continued to experience weak economic and business conditions in its markets, including a softening in sales of home improvement products in North America and Europe, competitive market conditions and pricing pressures and the continued effect of a strong U.S. dollar.

       Changes in net sales in the following segment and geographic area discussion exclude the influence of acquisitions and divestitures.

       The previously mentioned conditions contributed to sales declines for the three months and six months ended June 30, 2001 from the comparable periods of the prior year of 3 percent and 4 percent, respectively, in the Cabinets and Related Products segment, 7 percent and 10 percent, respectively, in the Plumbing Products segment, and 8 percent for both periods in the Other Specialty Products segment. For the three months and six months ended June 30, 2001, net sales of the Company's Installation and Other Services segment increased 18 percent and 19 percent, respectively, principally due to broader geographic U.S. market penetration, and net sales of the Company's Decorative Architectural Products segment increased 8 percent and 4 percent, respectively, due largely to higher unit sales volume of paints and stains.

       Net sales from North American operations increased 2 percent for the second quarter of 2001 and were flat for the six months ended June 30, 2001 as compared with the comparable periods of 2000. Net sales from International operations decreased 12 percent for the second quarter of 2001 and 13 percent for the six months ended June 30, 2001 as compared with the comparable periods of 2000. A stronger U.S. dollar, principally against the Euro, had an unfavorable effect on the translation of International sales, lowering International sales by 6 percent for both the second quarter and six months ended June 30, 2001.

                             OPERATING PROFIT MARGIN

       Cost of sales as a percentage of sales increased to 68.5 percent and 69.2 percent for the three months and six months ended June 30, 2001, respectively, from 66.5 percent and 66.8 percent for the comparable periods in 2000. Including amortization of acquired goodwill ($23.1 million and $46.1 million for the three months and six months ended June 30, 2001, respectively), selling, general and administrative expenses as a percentage of sales for the three months and six months ended June 30, 2001 increased to 18.1 percent and 18.4 percent, respectively, from 17.4 percent and 17.5 percent for the comparable periods in 2000. Excluding amortization of acquired goodwill, selling, general and administrative expenses as a percentage of sales were 17.0 percent and 17.2 percent for the three months and six months ended June 30, 2001, respectively, as compared with 16.5 percent and 16.6 percent for the comparable periods of the prior year.

       The Company's operating profit margin, before general corporate expense, for the three months and six months ended June 30, 2001 was 14.5 percent and
13.6 percent, respectively, as compared with 17.4 percent and 17.1 percent for the comparable periods of 2000. Operating profit margin, after general corporate expense, for the three months and six months ended June 30, 2001, was 13.3 percent and 12.4 percent, respectively, as compared with 16.1 percent and 15.8 percent for the comparable periods of 2000. The Company's operating profit margin decreased in the second quarter and the first six months of 2001 as compared with the comparable periods of 2000, due principally to higher cost of sales and selling, general and administrative expenses as a percentage of sales and higher goodwill amortization related to recent acquisitions.

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The increase in cost of sales as a percentage of sales reflects the under-absorption of fixed costs, in part related to the higher level of capital expenditures in recent years, as well as sales declines in all of the Company's business segments except the Installation and Other Services segment and the Decorative Architectural Products segment. Cost of sales as a percentage of sales was also negatively influenced by overall product mix, including a higher percentage of lower gross-margin installation sales to total sales, the lower results of the Company's Plumbing Products segment and European businesses, new product launch costs in the Cabinets and Related Products segment and higher energy costs.

       Gross margin of the Company's Plumbing Products segment continues to be negatively affected by competitive market conditions, pricing pressures and product mix. Recent initiatives including investments in new product and system development and the re-pricing of certain of the Company's faucet units have also contributed to the recent increase in the cost of sales percentage for the Plumbing Products segment. Such initiatives should serve to increase unit sales volume which should lower the cost of sales percentage in future periods.

       The increase in selling, general and administrative expenses as a percentage of sales results largely from the allocation of fixed costs over a lower than expected sales base, increased goodwill amortization and an increase in the Company's provision for uncollectible accounts receivable.

                           OTHER INCOME (EXPENSE), NET

       Other interest income for the three months and six months ended June 30, 2001 and 2000 included $15.6 million and $30.3 million and $12.8 million and $25.6 million, respectively, of interest income from indebtedness of Furnishings International Inc.

       The Company's investment in Furnishings International at June 30, 2001 was $594 million, consisting of $537 million of pay-in-kind debt securities and other indebtedness and $57 million of preferred and common stock. The furniture industry in general continues to be adversely affected by the ongoing economic weakness in its markets as well as by import competition. As a result, the Company continues to review whether a non-cash charge should be taken with respect to a portion of this investment.

       Other, net expense for the three months and six months ended June 30, 2001 includes expense related to the disposition of certain non-operating assets. Other, net for the three months and six months ended June 30, 2000 results primarily from income and gains, net regarding certain non-operating assets.

       Interest expense for the three months and six months ended June 30, 2001 increased $11.7 million and $31.2 million, respectively, compared with interest expense for the three months and six months ended June 30, 2000. The increase in interest expense pertains to borrowings primarily related to recent acquisitions.

                        NET INCOME AND EARNINGS PER SHARE

       Net income for the second quarter of 2001 decreased 25 percent to $139.0 million from $185.4 million in the comparable 2000 period. Diluted earnings per share for the second quarter of 2001 decreased 27 percent to $.30 from $.41 for the comparable period of 2000. Net income for the six months ended June 30, 2001 decreased 29 percent to $254.0 million from $359.4 million in the comparable 2000 period. Diluted earnings per share for the six months ended June 30, 2001 decreased 31 percent to $.55 from $.80 for the comparable period of 2000.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's effective tax rate for both the second quarter and six months ended June 30, 2001 was 35 percent as compared with 37 percent for both of the comparable periods of the prior year. The Company estimates that its effective tax rate should approximate or be slightly below 35.0 percent for the year 2001.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 2.2 to 1 at June 30, 2001 as compared with 2.1 to 1 at December 31, 2000.

       For the six months ended June 30, 2001, cash of $212.9 million was provided by operating activities. Cash provided by financing activities was $206.1 million, including $383.1 million from a net increase in long-term debt. Cash used for financing activities included $34.5 million for the acquisition of Company common stock in open-market transactions, $22.9 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan, and $119.6 million for cash dividends paid. Cash used for investing activities was $481.9 million, including $233.6 million for acquisitions, $132.8 million for capital expenditures, $100.1 million for investments in non-operating assets and $15.4 million for other cash outflows. The aggregate of the preceding items represents a net cash outflow of $62.9 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the working capital and debt of acquired companies at the time of acquisition.

       First and second quarter 2001 cash from operations was affected by an expected and annually recurring seasonal first-half increase in accounts receivable (although there was no significant increase in receivable days). Typically, accounts receivable reach their lowest level at year-end.

       During the first six months of 2001, the Company repurchased approximately 1.4 million of its shares in open-market transactions for retirement. At June 30, 2001, the Company had remaining Board of Directors authorization to repurchase up to an additional 26 million shares of its common stock for retirement in open-market transactions or otherwise.

       During March 2001, the Company issued $800 million of 6 3/4% notes due 2006. Early in the second quarter of 2001, the Company increased its shelf registration to $2 billion. In early May 2001, the Company issued $500 million of 6% notes due 2004. In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. Note H of the Consolidated Financial Statement sets forth additional information regarding these notes.

       Proceeds from the debt issuances were used principally to retire outstanding variable-rate bank debt. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $750 million of debt and equity securities.

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note J of the Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

       Effective January 1, 2002, the Company will no longer amortize goodwill, although periodic tests for possible impairment will be made. For the remainder of 2001, the Company will continue to amortize goodwill related to business combinations that occurred prior to July 1, 2001.

       The Company is currently evaluating the impact these standards will have on its financial statements.

                             OUTLOOK FOR THE COMPANY

       The Company believes that net sales of its North American businesses have generally bottomed early in the 2001 second quarter. Although the Company expects that economic recovery in North America may be slow and gradual, the Company should begin to show at least moderate improvement in future quarters. The Company anticipates that its European businesses may continue to experience economic softness for the next several quarters.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

       Information regarding this item is set forth in Note J to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       On July 31, 2001, the Company completed its previously announced acquisition of Milgard Manufacturing, Inc. The shareholders of the acquired company received 16,700 unregistered shares of Masco convertible preferred stock as part of the consideration paid for this acquisition. The convertible preferred shares carry the same attributes as Masco common stock, including voting rights and dividends. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEMS 3 AND 5 ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders was held on May 16, 2001 at which the stockholders voted upon the election of three nominees for Class I Directors; approval of an amendment to Article Fourth of the Company's Certificate of Incorporation; and ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2001. The following is a tabulation of the votes.

     Election of Class I Directors:
                                                     For         Withheld
                                                 -----------    -----------
     Peter A. Dow                                356,498,507     4,439,285
     Anthony F. Earley, Jr.                      356,472,431     4,465,361
     Wayne B. Lyon                               356,351,867     4,585,925

       Approval of an Amendment to Article Fourth of the Company's Certificate of Incorporation:

                                                              Abstentions and
               For                     Against                Broker Non-Votes
           -----------               -----------              ----------------
           341,915,233               17,548,718                  1,473,841

       Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for 2001:

                                                              Abstentions and
               For                     Against                Broker Non-Votes
           -----------               -----------              ----------------
           357,954,995                1,373,341                  1,263,400

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

              3.i   - Restated Certificate of Incorporation of Masco
                      Corporation and amendments thereto (filed herewith).

              4.a.v.- Director's resolutions establishing the Company's 6% Notes
                      Due 2004 (filed herewith) under the Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000).

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

              4.a.vi.- First Supplemental Indenture dated as of July 20, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee, relating to the Company's Zero Coupon Convertible Senior Notes Due 2031 (filed herewith), to the Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000).

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

                                           MASCO CORPORATION
                                           -----------------
                                             (Registrant)



DATE:    AUGUST 7, 2001              BY: /s/ Richard G. Mosteller
     ----------------------             --------------------------------------
                                        Richard G. Mosteller
                                        Senior Vice-President - Finance
                                        (Chief Financial Officer
                                        and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  EXHIBIT
  -------

Exhibit 3.i Restated Certificate of Incorporation of Masco Corporation and amendments thereto (filed herewith).

Exhibit 4.a.v.   Director's resolutions establishing the Company's 6% Notes
                 Due 2004 (filed herewith) under the Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 4.a.vi. First Supplemental Indenture dated as of July 20, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee, relating to the Company's Zero Coupon Convertible Senior Notes Due 2031 (filed herewith), to the Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000).

Exhibit 12       Computation of Ratio of Earnings to Fixed Charges