Form 10-Q
period 2001-09-30
MASCO CORP /DE/
filed 2001-11-13
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For Quarter Ended September 30, 2001.  Commission File Number 1-5794

                                MASCO CORPORATION
-----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



        Delaware                                              38-1794485
-----------------------------------------------------------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)



 21001 Van Born Road, Taylor, Michigan                             48180
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)



                                 (313) 274-7400
-----------------------------------------------------------------------------
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Of The Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                         Shares Outstanding at
            Class                                           November 1, 2001
            -----                                        ---------------------
Common Stock, Par Value $1 Per Share                          458,919,000

                                MASCO CORPORATION

                                      INDEX



                                                                PAGE NO.
                                                                --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     September 30, 2001 and December 31, 2000          1

                 Condensed Consolidated Statement of
                     Operations for the Three Months and Nine
                     Months Ended September 30, 2001 and 2000          2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 2001 and 2000                       3

                 Notes to Condensed Consolidated
                     Financial Statements                           4-11

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        12-18

Part II.    Other Information and Signature                        19-20

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                 (UNAUDITED)
                                                SEPTEMBER 30,    DECEMBER 31,
          ASSETS                                    2001             2000
          ------                                ------------     ------------
Current assets:
     Cash and cash investments                    $  146,310      $  169,430
     Accounts and notes receivable, net            1,319,470       1,099,150
     Inventories:
          Raw material                               391,940         348,420
          Finished goods                             425,190         377,270
          Work in process                            184,420         187,270
                                                  ----------      ----------
                                                   1,001,550         912,960
     Prepaid expenses and other                      149,660         126,620
                                                  ----------      ----------
               Total current assets                2,616,990       2,308,160

Equity investment in affiliates                       86,580          87,460
Securities of Furnishings International Inc.         112,550         533,670
Property and equipment, net                        2,006,220       1,906,840
Acquired goodwill, net                             3,516,620       2,190,770
Other noncurrent assets                              874,270         717,100
                                                  ----------      ----------
               Total assets                       $9,213,230      $7,744,000
                                                  ==========      ==========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $  194,940      $  210,950
     Accounts payable                                286,450         250,460
     Accrued liabilities                             683,260         616,640
                                                  ----------      ----------
               Total current liabilities           1,164,650       1,078,050

Long-term debt                                     3,823,050       3,018,240
Deferred income taxes and other                      118,830         221,650
Commitments and contingencies                        ---             ---
                                                  ----------      ----------
               Total liabilities                   5,106,530       4,317,940
                                                  ----------      ----------

          SHAREHOLDERS' EQUITY
          --------------------
Common stock, par value $1 per share
     Authorized shares: 900,000,000                  458,820         444,750
Preferred stock, par value $1 per share
     Authorized shares: 1,000,000                         20           ---
Paid-in capital                                    1,351,660         631,120
Retained earnings                                  2,469,220       2,519,940
Other comprehensive income (loss)                   (173,020)       (169,750)
                                                  ----------      ----------
               Total shareholders' equity          4,106,700       3,426,060
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $9,213,230      $7,744,000
                                                  ==========      ==========




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30                 SEPTEMBER 30
                                    ----------------------       -----------------------
                                       2001        2000             2001        2000
                                    ----------  ----------       ----------  -----------
Net sales                           $2,247,000  $1,893,000       $6,243,000  $5,510,000
Cost of sales                        1,530,300   1,265,700        4,296,900   3,681,100
                                    ----------  ----------       ----------  ----------

      Gross profit                     716,700     627,300        1,946,100   1,828,900

Selling, general and administrative
  expenses                             361,900     309,400        1,049,900     911,100
Amortization of acquired goodwill       23,900      17,700           70,000      47,800
                                    ----------  ----------       ----------  ----------


      Operating profit                 330,900     300,200          826,200     870,000
                                    ----------  ----------       ----------  ----------

Other income (expense), net:
   Interest expense                    (61,600)    (50,700)        (179,300)   (137,200)
   Equity earnings from
     MascoTech, Inc.                   ---           3,000          ---          11,500
   Impairment charge for:
       Securities of Furnishings
         International Inc.           (460,000)    ---             (460,000)    ---
       Other non-operating assets      (70,000)    ---              (70,000)    ---
   Other, net                          (21,100)     45,000           (7,700)    123,600
                                    ----------  ----------       ----------  ----------
                                      (612,700)     (2,700)        (717,000)     (2,100)
                                    ----------  ----------       ----------  ----------

      Income (loss) before
        income taxes                  (281,800)    297,500          109,200     867,900

Income taxes (credit)                  (98,800)    110,100           38,200     321,100
                                    ----------  ----------       ----------  ----------

      Net income (loss)             $ (183,000) $  187,400       $   71,000  $  546,800
                                    ==========  ==========       ==========  ==========

Earnings (loss) per share:
   Basic                                 $(.39)      $ .42            $ .16       $1.24
                                         =====       =====            =====       =====
   Diluted                               $(.39)      $ .41            $ .15       $1.21
                                         =====       =====            =====       =====

Cash dividends per share:
   Declared                              $---        $ .13            $ .26       $ .37
                                         =====       =====            =====       =====
   Paid                                  $ .13       $ .12            $ .39       $ .36
                                         =====       =====            =====       =====




            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                       --------------------------
                                                           2001          2000
                                                       -----------   ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $   707,070   $   574,410
     Increase in receivables                              (164,740)     (117,800)
     Increase in inventories                               (26,140)      (95,340)
     Increase in accounts payable and
       accrued liabilities, net                             36,870       131,180
                                                       -----------   -----------

          Total cash from operating activities             553,060       492,450
                                                       -----------   -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of 6.75% notes                               800,000         ---
     Issuance of 6% notes                                  500,000         ---
     Issuance of Zero Coupon Convertible Senior notes      750,000         ---
     Increase in principally bank debt                     412,340       971,210
     Payment of principally bank debt                   (2,015,020)     (299,020)
     Proceeds from sale of Company common stock
       to key employees                                      ---         156,000
     Purchase of Company common stock for:
       Retirement                                          (69,180)      (77,750)
       Long-term stock incentive award plan                (30,440)      (38,090)
     Cash dividends paid                                  (179,540)     (163,480)
                                                       -----------   -----------

          Total cash from financing activities             168,160       548,870
                                                       -----------   -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired       (573,650)     (512,150)
     Capital expenditures                                 (200,590)     (253,500)
     Investments in non-operating assets, net             (121,750)     (256,700)
     Proceeds from disposition of business                 189,630         ---
     Other, net                                            (37,980)      (68,520)
                                                       -----------   -----------

          Total cash (for) investing activities           (744,340)   (1,090,870)
                                                       -----------   -----------

CASH AND CASH INVESTMENTS:
     Decrease for the period                               (23,120)      (49,550)
     At January 1                                          169,430       230,780
                                                       -----------   -----------

     At September 30                                   $   146,310   $   181,230
                                                       ===========   ===========



            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2001 and the results of operations for the three months and nine months ended September 30, 2001 and 2000 and changes in cash flows for the nine months ended September 30, 2001 and 2000. The condensed consolidated balance sheet at December 31, 2000 was derived from audited financial statements.

       As a result of the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," in late 2000, the Company changed its policy for the classification of shipping and handling costs. The change resulted in the reclassification of shipping and handling costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for this change in policy. This reclassification did not result in a change in net income or per share results.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per share, in thousands:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30          SEPTEMBER 30
                                             -------------------   ------------------
                                                2001      2000       2001      2000
                                             ---------  --------   --------  --------
     Numerator:
         Net income (loss)                   $(183,000) $187,400   $ 71,000  $546,800
                                             =========  ========   ========  ========

     Denominator:
         Basic shares (based on weighted
           average)                            468,100   448,000    456,900   442,900
         Add:
           Contingent shares                     ---       8,000     14,500     7,500
           Stock option dilution                 ---       1,200      2,800     1,500
                                             ---------  --------   --------  --------
         Diluted shares                        468,100   457,200    474,200   451,900
                                             =========  ========   ========  ========

       Income (loss) per share amounts for the first three quarters of 2001 do not total to the per share amounts for the nine months ended September 30, 2001 due to the timing of capital stock issuances and acquisitions for which capital stock is contingently issuable.

       For the three months ended September 30, 2001, 20.8 million contingent shares and 2.5 million stock option shares were not included in the computation of diluted (loss) per share due to their antidilutive effect.

       For the three months and nine months ended September 30, 2001, 19.4 million and 6.5 million, respectively, of weighted average shares issuable upon the redemption of the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings (loss) per share due to their antidilutive effect.

C. In the first quarter of 2001, the Company completed the previously announced acquisition of BSI Holdings, Inc. BSI Holdings is headquartered in Carmel, California and is a provider of installed insulation and other products in the United States and Canada. In July 2001, the Company completed the acquisition of Milgard Manufacturing, Inc., a leading manufacturer of windows and sliding doors in the western United States, headquartered in Tacoma, Washington. BSI Holdings is included in the Installation and Other Services segment and Milgard Manufacturing is included in the Other Specialty Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note C - Concluded:

       The results of these purchase acquisitions, together with several smaller acquisitions, are included in the consolidated financial statements from the date of acquisition. Had these companies been acquired and had Inrecon (see Note D) been disposed of effective January 1, 2000, pro forma unaudited consolidated net sales and net income would have approximated $6,373 million and $84 million and $6,330 million and $582 million for the nine months ended September 30, 2001 and 2000, respectively. Pro forma unaudited consolidated diluted earnings per share would have increased by $.02 for the nine months ended September 30, 2001 and would have declined slightly for the nine months ended September 30, 2000.

       The aggregate net purchase price of these acquisitions was approximately $1.7 billion, including assumed debt of approximately $310 million, and shares of Company capital stock (15 million common shares and 16,700 convertible preferred shares (convertible into 16.7 million common shares)) with an aggregate value of $785 million. The convertible preferred shares carry the same attributes as Company common stock, including voting rights and dividends and have been treated as if converted at a ratio of 1 share of preferred stock to 1,000 shares of common stock for basic and diluted earnings per share computations. The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of net assets acquired, totaling approximately $1.4 billion, represents acquired goodwill; amortization expense for this acquired goodwill will approximate $15 million for the twelve months ended December 31, 2001.

       Certain recent acquisition agreements provide for the payment of additional consideration in either cash or stock, contingent upon whether certain conditions are met. Such additional cash consideration totaled approximately $30 million during the first nine months of 2001, and has been recorded as additional acquired goodwill. The additional shares that are contingently issuable have been included in the computation of diluted earnings per share for the nine months ended September 30, 2001.

D. In December 2000, the Company adopted a plan to dispose of several businesses that the Company believes are not core to its long-term growth strategies. In the third quarter of 2001, the Company sold its subsidiary, Inrecon, for approximate book value. Inrecon, with annual sales of approximately $200 million, is a Birmingham, Michigan-based company specializing in the repair, remodeling and restoration of residential, commercial and institutional facilities damaged by fire, wind, water and other disasters and was included in the Installation and Other Services segment. The Company originally anticipated the remaining dispositions to be substantially complete by the end of 2001; due to various factors, including the weakened economic environment and uncertainty in financial markets since the September 11, 2001 tragedy, the disposition process is taking longer than anticipated.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

E.     Other income (expense), net consists of the following, in thousands:

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30              SEPTEMBER 30
                                     ---------------------     ---------------------
                                        2001        2000          2001        2000
                                     ---------    --------     ---------   ---------
     Interest expense                $ (61,600)   $(50,700)    $(179,300)  $(137,200)
     Equity earnings from
       MascoTech, Inc.                   ---         3,000         ---        11,500
     Equity earnings, other              3,000         900         3,700       2,600
     Income from cash and
       cash investments                  1,900       1,100         4,700       3,300
     Other interest income                 100      16,100        33,500      45,100
     Impairment charge for:
         Securities of Furnishings
           International Inc.         (460,000)      ---        (460,000)      ---
         Other non-operating assets    (70,000)      ---         (70,000)      ---
     Other, net                        (26,100)     26,900       (49,600)     72,600
                                     ---------    --------     ---------   ---------
                                     $(612,700)   $ (2,700)    $(717,000)  $  (2,100)
                                     =========    ========     =========   =========

       Other interest income for the nine months ended September 30, 2001 included $30.3 million of interest income from indebtedness of Furnishings International Inc. (no such interest income was recorded for the three months ended September 30, 2001); other interest income for the three months and nine months ended September 30, 2000 included $13.2 million and $38.8 million, respectively, of such income.

       In the third quarter of 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including the Company's investments in Furnishings International Inc. and other non-operating assets. The furniture industry in general and Furnishings International in particular has been adversely affected in recent months by the ongoing economic weakness in its markets, the bankruptcies of a number of major retailers and import competition. In light of these factors, the Company reevaluated the carrying value of its investment in Furnishings International and recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated current fair value. At September 30, 2001, after giving effect to such charge, the Company's investment in Furnishings International was approximately $130 million. The Company also recorded a $70 million pre-tax, non-cash charge for an other-than-temporary decline in the fair value of certain of the Company's, principally technology-related, investments.

       Approximately $310 million of the above asset write-down may create a capital loss carryforward when realized for tax purposes. The Company believes it is more likely than not that such capital loss carryforward will be utilized before its expiration, principally through future income and gains from non-operating assets and other identified tax-planning strategies, including the potential sale of certain operating assets. As a result, a valuation allowance was not recorded in the third quarter of 2001 against the approximate $115 million deferred tax asset generated from the write-down of these investments.

       Other, net expense for the three months and nine months ended September 30, 2001 increased $53.0 million and $122.2 million, respectively, as compared with other, net income for the three months and nine months ended September 30, 2000. The increase in other, net expense is principally due to a reduction in income and gains, net regarding certain non-operating assets.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - Concluded:

       Interest expense for the three months and nine months ended September 30, 2001 increased $10.9 million and $42.1 million, respectively, compared with interest expense for the three months and nine months ended September 30, 2000. The increase in interest expense pertains to borrowings primarily related to recent acquisitions.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

F. The following table presents information about the Company by segment and geographic area, in millions.

                                          THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                       --------------------------------------   --------------------------------------
                                         2001     2000      2001      2000        2001     2000      2001      2000
                                       --------------------------------------   --------------------------------------
                                        Net Sales (1)    Operating Profit(2)     Net Sales (1)    Operating Profit(2)
                                       --------------------------------------   --------------------------------------
The Company's operations by segment
 were (3):
  Cabinets and Related Products        $  688   $  659     $   76    $   94     $1,918   $1,945     $  217    $  282
  Plumbing Products                       458      463         72        84      1,326    1,425        187       270
  Installation and Other Services         417      227         66        35      1,292      609        182        88
  Decorative Architectural Products       401      396         81        86      1,161    1,080        225       229
  Other Specialty Products                283      148         60        26        546      451         87        76
                                       ------   ------     ------    ------     ------   ------     ------    ------
             Total                     $2,247   $1,893     $  355    $  325     $6,243   $5,510     $  898    $  945
                                       ======   ======     ======    ======     ======   ======     ======    ======

The Company's operations by
 geographic area were:
  North America                        $1,904   $1,574     $  319    $  286     $5,308   $4,520     $  800    $  819
  International, principally Europe       343      319         36        39        935      990         98       126
                                       ------   ------     ------    ------     ------   ------     ------    ------
             Total, as above           $2,247   $1,893        355       325     $6,243   $5,510        898       945
                                       ======   ======                          ======   ======


General corporate expense, net                                (24)      (25)                           (72)      (75)
                                                           ------    ------                         ------    ------
Operating profit, after general
  corporate expense                                           331       300                            826       870
Other income (expense), net                                  (613)       (3)                          (717)       (2)
                                                           ------    ------                         ------    ------
Income (loss) before income taxes                          $ (282)   $  297                         $  109    $  868
                                                           ======    ======                         ======    ======

(1)    Intra-company sales among segments were not material.

(2) Operating profit shown is after the inclusion of amortization of acquired goodwill.

(3) Significant increases in assets of certain segments in the first nine months of 2001 were as follows: Installation and Other Services - $557 million and Other Specialty Products - $1,015 million.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

G. The Company's total comprehensive income (loss) was as follows, in thousands:

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30          SEPTEMBER 30
                                         -------------------  ---------------------
                                            2001      2000       2001       2000
                                         ---------  --------  ---------   ---------
     Net income (loss)                   $(183,000) $187,400  $  71,000   $ 546,800
     Other comprehensive income
       (loss), net                          74,010   (80,240)    (3,270)   (170,100)
                                         ---------  --------  ---------   ---------

       Total comprehensive income (loss) $(108,990) $107,160  $  67,730   $ 376,700
                                         =========  ========  =========   =========

H.     In March 2001, the Company issued $800 million of 6 3/4% notes due
       2006. In May 2001, the Company issued $500 million of 6% notes due 2004.

       In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. The Notes have a stated annual yield to maturity of 3 1/8%. Holders of the Notes in the aggregate can convert the Notes into approximately 24 million shares of Company common stock if the closing price of Company common stock exceeds specified levels or if other specified events occur. This conversion ratio is the equivalent of an initial conversion price of $31 per share. Holders of the Notes can also require the Company to purchase their Notes on certain specified dates including July 20, 2002. The Company may not redeem the Notes before July 20, 2002, and may redeem all of the Notes after such date subject to certain conditions specified in the indenture relating thereto. Additionally, beginning January 20, 2007, subject to specified conditions relating to the market price of the Notes, the Company may be required to pay contingent interest at the greater of the Company's regular quarterly cash dividend for equivalent common shares or .125% of the average market price of a Note over a specified period of time.

       Proceeds from the debt issuances were used principally to retire outstanding bank debt. The Company currently has on file with the Securities and Exchange Commission an unallocated shelf registration for up to a combined $750 million of debt and equity securities.

       In November 2001, the Company amended and restated its $1.25 billion 364-day Revolving Credit Agreement, which was due to expire in November 2001, to become a $1.0 billion 364-day Revolving Credit Agreement which expires in November 2002. Interest is payable on borrowings under this agreement based on various floating rate options as selected by the Company.

I. On January 1, 2001, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

       In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for possible impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note I - Concluded:

       Effective January 1, 2002, the Company will no longer amortize goodwill, although periodic tests for possible impairment will be made. For the remainder of 2001, the Company will continue to amortize goodwill related to business combinations that occurred prior to July 1, 2001; goodwill related to business combinations completed subsequent to July 1, 2001 is not being amortized.

       The Company is currently evaluating whether these standards will have any additional impact on its financial statements.

       In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of the fair value of an asset retirement obligation in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 should not have a material effect on the Company's financial statements.

       In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 broadens the presentation of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS 144, which is effective January 1, 2002, should not have a material effect on the Company's financial statements.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note J - Concluded:

       Behr has also been served with 21 complaints filed by consumers in the state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia and Ontario, Canada. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Discovery in the lawsuits is continuing. Proceedings in the California actions are being coordinated in the San Joaquin, California Superior Court.

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

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2001 AND THE FIRST NINE MONTHS 2001 VERSUS
THIRD QUARTER 2000 AND THE FIRST NINE MONTHS 2000

                              SALES AND OPERATIONS

       The following tables set forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions:

                                                                  Percent Increase
                                                                     (Decrease)
                                           Three Months Ended     ----------------
                                              September 30        2001      2001
                                           ------------------      vs.       vs.
                                            2001        2000      2000      2000(A)
                                           ------------------     -----------------
       NET SALES:
       Cabinets and Related Products       $  688      $  659       4%      (1%)
       Plumbing Products                      458         463      (1%)     (2%)
       Installation and Other Services        417         227      84%      10%
       Decorative Architectural Products      401         396       1%       2%
       Other Specialty Products               283         148      91%      (7%)
                                           ------      ------
           Total                           $2,247      $1,893      19%       0%
                                           ======      ======

       North America                       $1,904      $1,574      21%       1%
       International, principally Europe      343         319       8%      (5%)
                                           ------      ------
           Total, as above                 $2,247      $1,893      19%       0%
                                           ======      ======
                                            Nine Months Ended
                                              September 30,
                                           ------------------
                                            2001        2000
                                           ------------------
       NET SALES:
       Cabinets and Related Products       $1,918      $1,945      (1%)     (3%)
       Plumbing Products                    1,326       1,425      (7%)     (7%)
       Installation and Other Services      1,292         609     112%      10%
       Decorative Architectural Products    1,161       1,080       8%       3%
       Other Specialty Products               546         451      21%      (8%)
                                           ------      ------
           Total                           $6,243      $5,510      13%      (2%)
                                           ======      ======

       North America                       $5,308      $4,520      17%      (1%)
       International, principally Europe      935         990      (6%)    (11%)
                                           ------      ------
           Total, as above                 $6,243      $5,510      13%      (2%)
                                           ======      ======
                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                           ------------------     -----------------
                                            2001        2000       2001       2000
                                           ------------------     -----------------
       OPERATING PROFIT MARGIN:(B)
       Cabinets and Related Products        11.0%       14.3%      11.3%      14.5%
       Plumbing Products                    15.7%       18.1%      14.1%      18.9%
       Installation and Other Services      15.8%       15.4%      14.1%      14.5%
       Decorative Architectural Products    20.2%       21.7%      19.4%      21.2%
       Other Specialty Products             21.2%       17.6%      15.9%      16.9%

       North America                        16.8%       18.2%      15.1%      18.1%
       International, principally Europe    10.5%       12.2%      10.5%      12.7%
           Total                            15.8%       17.2%      14.4%      17.2%

(A) Percentage change in sales excluding purchase acquisitions and divestitures.
(B) Before general corporate expense, but including goodwill amortization.

                                MASCO CORPORATION

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

       Net sales for the three month and nine month periods ended September 30, 2001 increased 19 percent and 13 percent, respectively, from the comparable periods in 2000. Excluding purchase acquisitions and divestitures, net sales were flat for the three months ended September 30, 2001 and decreased 2 percent for the nine month period ended September 30, 2001, respectively, over the comparable periods of the prior year. The Company continued to experience weak economic and business conditions in its markets in the third quarter of 2001, including a softness in sales of home improvement products in North America and Europe, competitive market conditions and pricing pressures and the continued effect of a strong U.S. dollar.

       Changes in net sales in the following segment and geographic area discussion exclude the influence of acquisitions and divestitures.

       The previously mentioned conditions contributed to sales declines for the three months and nine months ended September 30, 2001 from the comparable periods of the prior year of 1 percent and 3 percent, respectively, in the Cabinets and Related Products segment, 2 percent and 7 percent, respectively, in the Plumbing Products segment, and 7 percent and 8 percent, respectively, in the Other Specialty Products segment. For the three months and nine months ended September 30, 2001, net sales of the Company's Installation and Other Services segment increased 10 percent in each period, largely due to broader geographic U.S. market penetration, and net sales of the Company's Decorative Architectural Products segment increased 2 percent and 3 percent, respectively.

       Net sales from North American operations increased 1 percent for the third quarter of 2001 and decreased 1 percent for the nine months ended September 30, 2001 as compared with the comparable periods of 2000. Net sales from International operations decreased 5 percent for the third quarter of 2001 and 11 percent for the nine months ended September 30, 2001 as compared with the comparable periods of 2000. A stronger U.S. dollar, principally against the Euro, had an unfavorable effect on the translation of International sales, lowering International sales by 2 percent and 5 percent for the three months and nine months ended September 30, 2001, respectively.

                             OPERATING PROFIT MARGIN

       Cost of sales as a percentage of sales increased to 68.1 percent and 68.8 percent for the three months and nine months ended September 30, 2001, from 66.9 percent and 66.8 percent for the comparable periods in 2000. Including amortization of acquired goodwill ($23.9 million and $70.0 million for the three months and nine months ended September 30, 2001, respectively), selling, general and administrative expenses as a percentage of sales for the three months and nine months ended September 30, 2001 were 17.2 percent and 17.9 percent, respectively, as compared with 17.3 percent and 17.4 percent for the comparable periods in 2000. Excluding amortization of acquired goodwill, selling, general and administrative expenses as a percentage of sales were 16.1 percent and 16.8 percent for the three months and nine months ended September 30, 2001, respectively, as compared with 16.3 percent and 16.5 percent for the comparable periods of the prior year.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's operating profit margins, before general corporate expense, were 15.8 percent and 14.4 percent for the three months and nine months ended September 30, 2001, respectively, as compared with 17.2 percent for the comparable periods in 2000. Operating profit margins, after general corporate expense, were 14.7 percent and 13.2 percent for the three months and nine months ended September 30, 2001, respectively, as compared with 15.9 percent and 15.8 percent, respectively, for the comparable periods in 2000. The Company's operating profit margin decreased in the third quarter and the nine months ended September 30, 2001, as compared with the comparable periods in 2000, due principally to higher cost of sales as a percentage of sales and higher goodwill amortization related to recent acquisitions, offset in part by the higher operating profit margins of certain recent acquisitions.

       The increase in cost of sales as a percentage of sales for the three months and nine months ended September 30, 2001 reflects the under-absorption of fixed costs, in part related to the higher level of capital expenditures in recent years, as well as sales declines in all of the Company's business segments except the Installation and Other Services segment and the Decorative Architectural Products segment. Cost of sales as a percentage of sales for the three months and nine months ended September 30, 2001 was also negatively influenced by overall product mix, including a higher percentage of lower gross-margin Installation and Other Services sales to total sales, the lower results of the Company's Plumbing Products segment and European businesses and new product launch costs in the Cabinets and Related Products segment.

       Gross margin of the Company's Plumbing Products segment continues to be negatively affected by competitive market conditions, pricing pressures and product mix. Recent initiatives including investments in new product and system development and the re-pricing of certain of the Company's faucet units have also contributed to the recent increase in the cost of sales percentage for the Plumbing Products segment. These initiatives contributed to a modest increase in unit sales volume in the third quarter of 2001 over the comparable period of 2000. The Company anticipates that, in total, these initiatives should lower the cost of sales percentage in future periods.

       The increase in selling, general and administrative expenses as a percent of sales for the nine months ended September 30, 2001 results largely from the allocation of fixed costs over a lower than expected sales base, increased goodwill amortization and an increase in the Company's provision for uncollectible accounts receivable.

                           OTHER INCOME (EXPENSE), NET

       Other interest income for the nine months ended September 30, 2001 included $30.3 million of interest income from indebtedness of Furnishings International Inc. (no such interest income was recorded for the three months ended September 30, 2001); other interest income for the three months and nine months ended September 30, 2000 included $13.2 million and $38.8 million, respectively, of such income.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       In the third quarter of 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including the Company's investments in Furnishings International Inc. and other non-operating assets. The furniture industry in general and Furnishings International in particular has been adversely affected in recent months by the ongoing economic weakness in its markets, the bankruptcies of a number of major retailers and import competition. In light of these factors, the Company reevaluated the carrying value of its investment in Furnishings International and recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated current fair value. At September 30, 2001, after giving effect to such charge, the Company's investment in Furnishings International was approximately $130 million. The Company also recorded a $70 million pre-tax, non-cash charge for an other-than-temporary decline in the fair value of certain of the Company's, principally technology-related, investments.

       Approximately $310 million of the above asset write-down may create a capital loss carryforward when realized for tax purposes. The Company believes it is more likely than not that such capital loss carryforward will be utilized before its expiration, principally through future income and gains from non-operating assets and other identified tax-planning strategies, including the potential sale of certain operating assets. As a result, a valuation allowance was not recorded in the third quarter of 2001 against the approximate $115 million deferred tax asset generated from the write-down of these investments.

       Other, net expense for the three months and nine months ended September 30, 2001 increased $53.0 million and $122.2 million, respectively, as compared with other, net income for the three months and nine months ended September 30, 2000. The increase in other, net expense is primarily due to a reduction in income and gains, net regarding certain non-operating assets.

       Interest expense for the three months and nine months ended September 30, 2001 increased $10.9 million and $42.1 million, respectively, compared with interest expense for the three months and nine months ended September 30, 2000. The increase in interest expense pertains to borrowings primarily related to recent acquisitions.

                 NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

       Net income (loss) for the three months and nine months ended September 30, 2001 was $(183.0) million and $71.0 million, respectively, as compared with $187.4 million and $546.8 million, respectively, for the comparable periods of 2000. Diluted earnings (loss) per share for the three months and nine months ended September 30, 2001 were $(.39) and $.15, respectively, as compared with $.41 and $1.21, respectively, for the comparable periods of 2000.

       Net income (loss) for the three months and nine months ended September 30, 2001 includes an after-tax non-cash charge of $344 million ($530 million pre-tax) for the write-down of certain investments; excluding the effect of such charge, net income for the three months and nine months ended September 30, 2001 was $161 million and $415 million, respectively.

       The Company's effective tax rate for both the three months and nine months ended September 30, 2001 was 35.0 percent, as compared with 37.0 percent for both of the comparable periods of the prior year. The Company estimates that its effective tax rate should approximate 35.0 percent for 2001.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 2.2 to 1 at September 30, 2001, as compared with 2.1 to 1 at December 31, 2000.

       The Company's ratio of earnings to fixed charges was 1.5 at September 30, 2001, as compared to 4.9 at December 31, 2000, as reported in Exhibit 12 filed with this Quarterly Report on Form 10-Q; excluding the pre-tax, non-cash charge of $530 million for the write-down of certain investments recorded in the third quarter of 2001, such ratio was 4.1 at September 30, 2001.

       For the nine months ended September 30, 2001, cash of $553.1 million was provided by operating activities. Cash provided by financing activities was $168.2 million, including $447.3 million from a net increase in long-term debt. Cash used for financing activities included $69.2 million for the acquisition of Company common stock in open-market transactions, $30.4 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan, and $179.5 million for cash dividends paid. Cash used for investing activities was $744.3 million, including $573.7 million for acquisitions, $200.6 million for capital expenditures, $121.7 million for investments in non-operating assets, net and $37.9 million for other cash outflows. Cash provided by investing activities included $189.6 million of proceeds from the disposition of a business. The aggregate of the preceding items represents a net cash outflow of $23.1 million. Changes in working capital and debt as indicated on the statement of cash flows exclude the working capital and debt of acquired companies at the time of acquisition.

       During the first nine months of 2001, the Company repurchased approximately 3.3 million of its shares in open-market transactions for retirement. At September 30, 2001, the Company had remaining Board of Directors authorization to repurchase up to an additional 24 million shares of its common stock for retirement in open-market transactions or otherwise.

       In March 2001, the Company issued $800 million of 6 3/4% notes due 2006. In May 2001, the Company issued $500 million of 6% notes due 2004. In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. Note H of the Condensed Consolidated Financial Statements sets forth additional information regarding these Notes.

       Proceeds from the debt issuances were used principally to retire outstanding bank debt. The Company currently has on file with the Securities and Exchange Commission an unallocated shelf registration for up to a combined $750 million of debt and equity securities; the Company intends to increase the shelf registration in the fourth quarter of 2001 to an aggregate of $2 billion.

       In November 2001, the Company amended and restated its $1.25 billion 364-day Revolving Credit Agreement, which was due to expire in November 2001, to become a $1.0 billion 364-day Revolving Credit Agreement which expires in November 2002. Interest is payable on borrowings under this agreement based on various floating rate options as selected by the Company.

       In early November 2001, the Company increased the quarterly cash dividend to $.135 from $.13 per common share. This marks the 43rd consecutive year in which dividends have been increased.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note J of the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

       The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for possible impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

       Effective January 1, 2002, the Company will no longer amortize goodwill, although periodic tests for possible impairment will be made. For the remainder of 2001, the Company will continue to amortize goodwill related to business combinations that occurred prior to July 1, 2001; goodwill related to business combinations completed subsequent to July 1, 2001 is not being amortized.

       The Company is currently evaluating whether these standards will have any additional impact on its financial statements.

       In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of the fair value of an asset retirement obligation in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 should not have a material effect on the Company's financial statements.

       In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 broadens the presentation of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS 144, which is effective January 1, 2002, should not have a material effect on the Company's financial statements.

                             OUTLOOK FOR THE COMPANY

       The Company believes, even if present negative business and economic conditions continue in 2002, that earnings from operations for the full year 2002 should exceed such earnings for 2001.

                                MASCO CORPORATION

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

       Certain sections of this Quarterly Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors may affect the Company's projected performance.

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

                                               MASCO CORPORATION

                                                 (Registrant)



DATE:   NOVEMBER 13, 2001           BY:       /s/ Robert B. Rosowski
      -----------------------           -------------------------------------
                                        Robert B. Rosowski
                                        Vice-President-Controller and Treasurer
                                        (Chief Accounting Officer
                                        and Authorized Signatory)

                                MASCO CORPORATION

                                  EXHIBIT INDEX



 EXHIBIT
 -------

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges