Form 10-K405
period 2001-12-31
MASCO CORP /DE/
filed 2002-03-28
CIK 62996

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NUMBER 1-5794

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
            Common Stock, $1.00 par Value                 New York Stock Exchange, Inc.
            Series A Participating Cumulative
              Preferred Stock Purchase Rights             New York Stock Exchange, Inc.
            Zero Coupon Convertible Senior
              Notes Due 2031                              New York Stock Exchange, Inc.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2002 (based on the closing sale price of $27.55 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $12,293,448,000.

Number of shares outstanding of the Registrant's Common Stock at March 15, 2002:

         459,751,000 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        2001 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
 1.     Business....................................................      2
 2.     Properties..................................................      6
 3.     Legal Proceedings...........................................      7
 4.     Submission of Matters to a Vote of Security Holders.........      8
        Supplementary Item. Executive Officers of Registrant........      8

                                  PART II
 5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      8
 6.     Selected Financial Data.....................................      9
 7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10
 8.     Financial Statements and Supplementary Data.................     25
 9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     53

                                  PART III
10.     Directors and Executive Officers of the Registrant..........     53
11.     Executive Compensation......................................     53
12.     Security Ownership of Certain Beneficial Owners and
          Management................................................     53
13.     Certain Relationships and Related Transactions..............     53

                                  PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................     54
        Signatures..................................................     57

                        FINANCIAL STATEMENT SCHEDULE
        Valuation and Qualifying Accounts...........................    F-1

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation manufactures, sells and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand name consumer products designed for the home improvement and home construction markets. The Company's operations consist of five business segments, which are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2001, the contribution of the Company's segments to net sales and operating profit. Additional financial information concerning the Company's operations by segment as well as general corporate expense as of and for the three years ended December 31, 2001 is set forth in the Note to the Company's Consolidated Financial Statements captioned "Segment Information" included in Item 8 of this Report.

                                                             (IN THOUSANDS)
                                                    NET SALES
                                       ------------------------------------
                                          2001         2000         1999
                                       ----------   ----------   ----------
Cabinets and Related Products........  $2,583,000   $2,551,000   $2,220,000
Plumbing Products....................   1,754,000    1,839,000    1,803,000
Installation and Other Services......   1,692,000      855,000      532,000
Decorative Architectural Products....   1,512,000    1,395,000    1,165,000
Other Specialty Products.............     817,000      603,000      587,000
                                       ----------   ----------   ----------
          Total......................  $8,358,000   $7,243,000   $6,307,000
                                       ==========   ==========   ==========

                                             OPERATING PROFIT (1) (2)
                                       ------------------------------------
                                          2001         2000         1999
                                       ----------   ----------   ----------
Cabinets and Related Products........  $  255,000   $  322,000   $  318,000
Plumbing Products....................     241,000      281,000      379,000
Installation and Other Services......     243,000      122,000       80,000
Decorative Architectural Products....     270,000      249,000      122,000
Other Specialty Products.............     127,000       85,000      104,000
                                       ----------   ----------   ----------
          Total......................  $1,136,000   $1,059,000   $1,003,000
                                       ==========   ==========   ==========

       (1) Amounts are before general corporate expense and include goodwill amortization.

       (2) Operating profit determination for 2001, 2000 and 1999 includes the reclassification of gains/losses on the disposition of fixed assets from other income (expense), net.

     Approximately 85 percent of the Company's sales are generated by operations in North America (primarily in the United States). International operations (primarily in Europe) comprise the balance and are located principally in Denmark, Germany, Italy, Spain and the United Kingdom.

     Mergers and acquisitions have been a key factor in the Company's growth. During 2001, the Company acquired several businesses with aggregate annual sales of approximately $1.4 billion. The most significant transactions during 2001 were the acquisitions of BSI Holdings, Inc., a provider of installed insulation and other products in the United States and Canada, and Milgard Manufacturing Incorporated, a manufacturer of windows and patio doors in the western United States. More information about these transactions is set forth in the following discussion and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

RECENT DEVELOPMENTS

     In December 2000, the Company adopted a plan to dispose of several businesses that the Company believed were not core to its long-term growth strategies. During 2001, the Company completed the sale of its Inrecon business, which was part of the Installation and Other Services segment, and of American Metal Products, formerly part of the Other Specialty Products segment. The disposition of the remaining businesses is anticipated to be substantially completed during 2002. See the discussion under "Planned Disposition of Businesses," under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

CABINETS AND RELATED PRODUCTS

     The Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble kitchen and bath cabinetry in the United States in a broad range of styles and price points. The Company's cabinets are sold in North America under a number of trademarks, including KRAFTMAID(R), MERILLAT(R), MILL'S PRIDE(R) and QUALITY CABINETS(R), to distributors, home centers and dealers and direct to builders for both the home improvement and new construction markets. The Company also manufactures bathroom storage products under the brand name ZENITH PRODUCTS(R). In Europe, the Company manufactures assembled and ready-to-assemble kitchen, bath, home office and storage cabinetry, shelving, storage units and other products under brand names including ALMA KUCHEN(TM), ALVIC(TM), BLUESTONE(TM), FAARUP(TM), GRUMAL(TM), MOORES(TM), SCANBIRK(TM), SYSTEMA(TM), TVILUM(TM), VESTERGAARD(TM) and XEY(TM). Sales in Europe are made through distribution channels that parallel North American distribution.

     In 2001, the Company acquired d-Scan, Inc., a manufacturer of ready-to-assemble office furniture based in Virginia. The Company also acquired The Aran Group, an Italian manufacturer of assembled kitchen cabinets, with sales in the United States and Europe.

     The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large and hundreds of smaller competitors. The Company's management believes that the Company is the largest manufacturer of kitchen and bath cabinetry in North America. Significant competitors include Aristokraft, Shrock, American Woodmark and Omega.

PLUMBING PRODUCTS

     In North America, the Company manufactures and sells a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA(R) and PEERLESS(R) single and double handle faucets used in kitchen, lavatory and other sinks and in bath and shower installations. Both DELTA(R) and PEERLESS(R) faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. Showerheads, handheld showers and valves are sold under ALSONS(R), DELTA(R), MIXET(R) and PLUMB SHOP(R) brand names. The Company manufactures faucets and various other plumbing products for the European markets under the brand names DAMIXA(R), GUMMERS(R), MARIANI(TM) and NEWTEAM(TM) and sells them through multiple channels.

     During 2001, the Company acquired Resources Conservation, Inc., a Connecticut manufacturer of energy and water saving showerheads and decorative trim products, with sales in North America mainly through major retail accounts.

     Management believes that Masco's faucet operations hold a leadership position in the North American market, with Moen, Price Pfister, Kohler and American Standard as major brand competitors. Competition from import products is also a significant factor in the Company's markets. There are several major competitors among the European manufacturers of faucets and accessories, primarily in Germany and Italy, and hundreds of smaller competitors throughout Europe and Asia.

     Other plumbing products manufactured and sold by the Company include AQUA GLASS(R) and MIROLIN(R) acrylic and gelcoat bath and shower units, which are sold primarily to wholesale plumbing distributors for the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are manufactured and sold under the brand names AMERICAN SHOWER & BATH(TM), PLASKOLITE(TM) and TRAYCO(TM). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself " market. The Company's spas and hot tubs are manufactured and sold under the brand name HOT SPRING SPA(R) and under other trademarks directly to retailers.

     Also included in plumbing products are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) trademark and for the "do-it-yourself " market under the HOME PLUMBER(R), MASTER PLUMBER(R) and PLUMB SHOP(R) trademarks and are also sold under private label. Other plumbing products for the international market include HUPPE(R) luxury bath and shower enclosures sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM)ceramic and acrylic bath fixtures and faucets are sold in the United Kingdom directly to selected retailers. GLASS(TM) acrylic baths and steam shower enclosures are sold in Italy and other European countries.

INSTALLATION AND OTHER SERVICES

     Through local offices of Masco Contractor Services, Inc. (including the operations of BSI Holdings, Gale Industries, The Cary Group and Davenport Insulation) located throughout most of the United States, the Company supplies and installs primarily insulation and, in certain locations, other products including cabinetry, gutters, siding, windows and fireplaces. Installation services are provided primarily to tract and custom home builders in the new home construction market. The Company's competitors in this market include several regional and numerous local installers. The Company significantly expanded its installation operations in January 2001 with the acquisition of California-based BSI Holdings, Inc.

DECORATIVE ARCHITECTURAL PRODUCTS

     The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofings. BEHR(R) products and MASTERCHEM(R) specialty paint products, including KILZ(R) brand primers, are sold in the United States and Canada primarily to the "do-it-yourself " market through home centers. Competitors in the architectural coatings market include large multinational companies such as Sherwin-Williams, ICI Paints and PPG Industries, Inc. as well as many smaller regional and national companies.

     The Company manufactures and sells decorative bath and shower accessories under the brand names BALDWIN(R), FRANKLIN BRASS(R) and MELARD(TM). Also in the Decorative Architectural Products segment are premium BALDWIN(R) quality brass trim and mortise lock sets, knobs and other builders' hardware, which are manufactured and sold for the home improvement and new home construction markets. LIBERTY HARDWARE(R) cabinet and builders' hardware is produced and sold to original equipment manufacturers as well as to the home center and wholesale markets. WEISER(R) lock sets and related hardware are sold through contractor supply outlets, hardware distributors and home centers. Key competitors to Baldwin and Weiser in the North American lock set market are Kwikset and Schlage. Imported products are also a significant factor in this market.

     AVOCET(R) builders' hardware products, including locks and door and window hardware, are manufactured and sold to home centers and other retailers, builders and original equipment door and window manufacturers primarily in the United Kingdom.

     The Company features a durable coating on many of its decorative brass faucets and other products that offers tarnish protection and scratch resistance under the trademarks BRILLIANCE(R) and THE LIFETIME FINISH FROM BALDWIN(R). This finish is currently available on many of the Company's kitchen and bath products and door hardware.

OTHER SPECIALTY PRODUCTS

     The Company manufactures a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand name ARROW(R). These products are sold through various distribution channels including wholesalers, home centers and other retailers. SAFLOK(R) electronic lock sets and WINFIELD(R) mechanical lock sets are sold primarily to the hospitality market.

     Commercial ventilating products are manufactured and sold by the Company in Europe under the GEBHARDT(TM) brand name. The Company also manufactures residential hydronic radiators and heat convectors under the brand names BRUGMAN(TM), SUPERIA(TM), THERMIC(TM) and VASCO(R), which are sold to the European wholesale market from operations in Belgium, Holland and Poland. JUNG(TM) water pumps are manufactured and sold by the Company primarily in Germany.

     In 2001, the Company entered the market for windows and patio doors with two acquisitions. Milgard Manufacturing Incorporated, headquartered in Tacoma, Washington, manufactures windows and patio doors and sells to the new home construction and home improvement markets primarily in the western United States. Griffin Windows Limited, based in the United Kingdom, manufactures vinyl windows for the building trades.

ADDITIONAL INFORMATION

     - Direct sales of the Company's product lines to home center retailers have increased substantially in recent years and, in 2001, sales to the Company's largest customer, The Home Depot, were $2.1 billion (approximately 25 percent of total sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the Company believes that the loss of a substantial portion of its sales to The Home Depot would have a material adverse impact on the Company.

     - The major markets for the Company's products are highly competitive. Competition in all of the Company's product lines is based primarily on performance, quality, style, delivery, customer service and price, with the relative importance of such factors varying among product categories.

     - The Company's international operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     - Financial information concerning the Company's export sales and foreign and domestic operations, including the net sales, operating profit and assets attributable to the Company's segments and to the Company's North American and International operations, as of and for the three years ended December 31, 2001, is set forth in Item 8 of this Report in the Note to the Company's Consolidated Financial Statements captioned "Segment Information."

     - The peak season for home construction and remodeling corresponds with the second and third calendar quarters. As a result, the Decorative Architectural Products segment and the Installation and Other Services segment may experience stronger sales during these quarters. Otherwise, no material portion of the Company's business is seasonally impacted.

     - The Company does not consider backlog orders to be material.

     - Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material adverse effect on the Company's earnings or competitive position.

     - In general, raw materials required by the Company are obtainable from various sources and in the quantities desired, although from time to time certain operations of the Company may encounter shortages or unusual price changes.

PATENTS AND TRADEMARKS

     The Company holds United States and foreign patents covering its vapor deposition finish and various design features and valve constructions used in certain of its faucets and holds numerous other patents and patent applications, licenses, trademarks and trade names. As a manufacturer of brand name consumer products, the Company views its trademarks and other proprietary rights as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's present business as a whole.

EMPLOYEES

     At December 31, 2001, the Company employed approximately 55,400 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The Company has over 80 manufacturing facilities and over 60 warehousing and distribution facilities throughout North America including several in Canada and Mexico. Most of the Company's North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 750,000 square feet. The Company owns most of its North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of its warehouse and distribution facilities are leased.

     The Company's over 300 local installation service locations are generally leased.

     Operations outside of North America are conducted at approximately 60 manufacturing and approximately 50 distribution facilities, most of which are located in Denmark, Germany, Italy, Spain and the United Kingdom. The Company generally owns these manufacturing facilities and leases its distribution facilities.

     The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. The Company owns an additional building near its corporate headquarters that is used by its corporate research and development department.

     In general, each of the Company's operating divisions determines the manufacturing, distribution and other facilities that will meet its operating needs. The Company's buildings, machinery and equipment have been generally well maintained and are in good operating condition. The Company believes that its facilities have sufficient capacity and are adequate for its production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to lawsuits and pending or asserted claims with respect to matters arising in the ordinary course of business.

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

     Behr has also been served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon and Washington, and in British Columbia and Ontario, Canada. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Proceedings in the California actions are being coordinated in the San Joaquin, California Superior Court.

     The Multnomah County, Oregon Circuit Court recently issued an order granting plaintiffs' motion for state class certification in the Oregon case. In addition, the Grays Harbor County, Washington Superior Court recently issued an order granting plaintiffs' motion for national class certification in the Washington case. Behr and the Company believe that the orders were erroneous and may seek immediate appellate review.

     Behr and the Company are continuing to defend the lawsuits and believe that there are substantial grounds for denial of class action certification and that there are substantial defenses to the claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

                                                                                               OFFICER
                    NAME                                      POSITION                   AGE    SINCE
                    ----                                      --------                   ---   -------
Richard A. Manoogian.........................  Chairman of the Board and Chief           65     1962
                                                 Executive Officer
Raymond F. Kennedy...........................  President and Chief Operating Officer     59     1989
Dr. Lillian Bauder...........................  Vice President -- Corporate Affairs       62     1996
David A. Doran...............................  Vice President -- Taxes                   60     1984
Daniel R. Foley..............................  Vice President -- Human Resources         60     1996
Eugene A. Gargaro, Jr........................  Vice President and Secretary              59     1993
John R. Leekley..............................  Senior Vice President and General         58     1979
                                                 Counsel
Robert B. Rosowski...........................  Vice President and Treasurer              61     1973
Timothy Wadhams..............................  Vice President and Chief Financial        53     2001
                                                 Officer

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except for Mr. Wadhams. Mr. Wadhams was employed by the Company from 1976 to 1984. From 1984 until he rejoined the Company in 2001, he was an executive of Metaldyne Corporation (formerly MascoTech, Inc.), most recently serving as its Executive Vice President -- Finance and Administration and Chief Financial Officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

                                           MARKET PRICE
                                       ---------------------         DIVIDENDS
QUARTER                                 HIGH           LOW           DECLARED
-------                                ------         ------         ---------
2001
  Fourth.............................  $24.99         $19.50           $.27
  Third..............................   26.52          17.76           --
  Second.............................   25.94          22.00            .13
  First..............................   26.94          21.42            .13
                                                                       ----
     Total...........................                                  $.53
                                                                       ====
2000
  Fourth.............................  $27.00         $14.50           $.13
  Third..............................   22.25          17.56            .13
  Second.............................   25.38          16.81            .12
  First..............................   25.38          17.06            .12
                                                                       ----
     Total...........................                                  $.50
                                                                       ====

     On March 15, 2002, there were approximately 6,000 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company's Board of Directors and will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated. Information for 1998 and 1997 has been restated for 1999 poolings of interests, except for dividends.

                                                                 (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                             2001           2000              1999              1998              1997
                          ----------   ---------------   ---------------   ---------------   ---------------
Net sales...............  $8,358,000     $7,243,000        $6,307,000        $5,280,000        $4,508,000
Income from continuing
  operations (1) (2)....  $  198,500     $  591,700        $  569,600        $  565,100        $  444,100
Per share of common
  stock: (3)
  Income from continuing
     operations (1) (2):
     Basic..............        $.43          $1.34             $1.31             $1.30             $1.05
     Diluted............        $.42          $1.31             $1.28             $1.26             $1.02
  Dividends declared....        $.53          $ .50             $ .46             $ .43 1/2         $ .41
  Dividends paid........        $.52 1/2      $ .49             $ .45             $ .43             $ .40 1/2
At December 31:
  Total assets..........  $9,183,330     $7,744,000        $6,634,920        $5,618,850        $4,696,600
  Long-term debt........  $3,627,630     $3,018,240        $2,431,270        $1,638,290        $1,553,950
  Shareholders'
     equity.............  $4,119,830     $3,426,060        $3,136,500        $2,774,040        $2,224,820

(1) The year 2001 includes a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

(2) The year 2000 includes a $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments.

(3) After giving effect to the 100 percent common stock distribution in July
    1998.

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

     The following discussion and certain other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, competitive market conditions and pricing pressures, relationships with key customers, industry consolidation of retailers, wholesalers and builders, shifts in distribution, the influence of e-commerce and other factors discussed in the "Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products for builders and consumers.

     Factors that affect the Company's results of operations include the levels of home improvement and residential construction activity principally in North America and Europe (including repair and remodeling and new construction), the Company's ability to effectively manage its overall cost structure, fluctuations in European currencies (primarily the euro and British pound), the importance of and the Company's relationships with home centers (including The Home Depot, which represented approximately 25 percent of the Company's sales in 2001) as distributors of home improvement and building products, and the Company's ability to maintain its leadership positions in its markets in the face of increasing global competition. Historically, the Company has been able to largely offset cyclical declines in housing markets through new product introductions and acquisitions as well as market share gains.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

     The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments. Inventories are recorded at the lower of cost or market with expense estimates made for obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an on-going basis, the Company monitors these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

     The Company maintains investments in marketable securities and a number of private equity funds, which totaled $106 million and $322 million, respectively at December 31, 2001. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. The investments in private equity funds are carried at cost and are evaluated for impairment at the end of each reporting period using information made available by fund managers and other assumptions. The investments in marketable securities are carried at fair value, and unrealized gains and unrealized losses (that are deemed to be temporary) are recorded as a component of shareholders' equity, net of tax, in other comprehensive income. Future changes in market conditions, the performance of underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments.

     The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as acquired goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," annually and when events and circumstances occur that may indicate impairment, management evaluates the recoverability of acquired goodwill and other intangible assets by comparing the carrying value of the asset to the associated projected undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no unrecorded impairment related to acquired goodwill or other intangible assets at December 31, 2001. If actual results or circumstances are less favorable than those forecasted by management, or if upon completion of the new impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company identifies an impairment, a future charge may be required. SFAS No. 142 became effective for the Company beginning January 1, 2002. Additional information regarding SFAS No. 142 is set forth in the "Recently Issued Accounting Pronouncements" Note in the Consolidated Financial Statements.

     The Company has considered future income and gains from investments and other identified tax planning strategies, including the potential sale of certain operating assets in assessing the need for a valuation allowance against its deferred tax assets at December 31, 2001. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded in the period such determination is made.

     The Company is subject to lawsuits and pending or asserted claims with respect to matters arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based on the professional knowledge and experience of management and its legal counsel. When estimates of the Company's exposure for lawsuits and pending or asserted claims meet the criteria of SFAS No. 5, "Accounting for Contingencies," amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

CORPORATE DEVELOPMENT

     Mergers and acquisitions have historically contributed significantly to Masco's long-term growth after the initial transaction-related costs and expenses such as interest and added depreciation and amortization. The important earnings benefit to Masco arises from subsequent growth of such companies, since incremental sales are not impacted by these expenses.

     In 2001, the Company completed the acquisitions of BSI Holdings, Inc., The Aran Group, Griffin Windows Limited, d-Scan, Inc., Resources Conservation, Inc. and Milgard Manufacturing Incorporated. BSI Holdings, Inc. is a U.S. company headquartered in California and is a provider of installed insulation and other products in the United States and Canada. The Aran Group is a European manufacturer of assembled kitchen cabinets and is headquartered in Italy. Griffin Windows is located in the United Kingdom and is a manufacturer of vinyl windows. d-Scan is located in Virginia and is a manufacturer of ready-to-assemble office furniture. Resources Conservation is located in Connecticut and is a manufacturer of energy and water saving showerheads and decorative trim products. Milgard Manufacturing is a manufacturer of windows and patio doors in the western United States and is headquartered in Washington. These acquisitions provide the Company with opportunities to broaden its product and service offerings and enter new markets, and contributed approximately $1 billion in net sales for the year ended December 31, 2001.

     The aggregate net purchase price of these acquisitions was $1,657 million, including cash of $560 million, assumed debt of $312 million and Company capital stock of $785 million. The excess of purchase price over the fair value of net tangible assets acquired was approximately $1,472 million. Of this amount, approximately $280 million was allocated to other identifiable intangible assets including $220 million to registered trademarks that are not subject to amortization and approximately $60 million to other definite-lived intangible assets. The remaining excess purchase price of approximately $1,192 million represented acquired goodwill. Of the acquired goodwill and other identifiable intangible assets, the Company estimates that approximately $760 million will be deductible for income tax purposes.

     The results of these 2001 purchase acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Had these companies been acquired effective January 1, 2000, pro forma unaudited consolidated net sales and net income would have approximated $8,611 million and $218 million for 2001 and $8,512 million and $656 million for 2000, respectively. In addition to earnings from 2001 acquisitions already included in the statement of income, pro forma unaudited consolidated diluted earnings per common share would have increased by approximately $.03 and $.05 for 2001 and 2000, respectively, from these 2001 acquisitions. The "Acquisitions" Note in the Consolidated Financial Statements sets forth additional information regarding acquisitions.

PLANNED DISPOSITION OF BUSINESSES

     In December 2000, the Company adopted a plan to dispose of several businesses that the Company believed were not core to its long-term growth strategies. Management estimated the expected proceeds from these planned dispositions based on various analyses, including valuations by certain specialists. For certain of these businesses, the related carrying value exceeded expected proceeds. Accordingly, a non-cash, pre-tax charge of $90 million was recorded in December 2000 with adjustments to goodwill of $60 million and other long-lived assets of $30 million.

     During 2001, the Company completed the sale of its Inrecon and American Metal Products businesses for cash proceeds of approximately $232 million, which approximated their combined book values. In addition, the Company continues to guarantee the value of 1.6 million shares of Company common stock at a stock price of $40 per share related to the Inrecon transaction. The liability for this guarantee is recorded in accrued liabilities and is marked to market each reporting period. Inrecon was included in the Installation and Other Services segment, and American Metal Products was included in the Other Specialty Products segment.

     The Company originally anticipated the remaining dispositions to be substantially complete by the end of 2001; due to various factors, including the weakened economic environment and uncertainty in the financial markets, the disposition process is continuing. The Company continues to be committed to the planned disposition of businesses adopted in December 2000 and currently anticipates the disposition process to be substantially complete by the end of 2002. Net assets of businesses held for disposition were $130 million at December 31, 2001, an approximate $232 million reduction from December 31, 2000, related to dispositions completed in 2001. The carrying value of the net assets of businesses held for disposition as adjusted at December 31, 2000 continues to reflect the Company's estimate of the lower of cost or fair value of such assets at December 31, 2001.

     The sales and results of operations of these businesses are included in the Company's results of continuing operations through the date of disposition. These businesses contributed sales of $400 million and $600 million in 2001 and 2000, respectively, and operating profit of $5 million and $40 million in 2001 and 2000, respectively; the declines in sales and operating profit include the effect of dispositions completed in 2001.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. ("FII"). Proceeds to the Company from the sale totaled $1,050 million, consisting of cash of $708 million, junior debt securities and equity securities. The Company's aggregate investment in FII at December 31, 2000 was $553.7 million including securities and other short-term advances. During 2001, the Company recorded $28.9 million of interest income from the 12% pay-in-kind junior debt securities of FII and loaned $10 million to FII in the form of an additional pay-in-kind senior note.

     The U.S. furniture industry was adversely affected by the ongoing economic weakness in its markets in 2001, by the bankruptcies of a number of major retailers and by import competition. In the third quarter 2001, management of FII advised the Company that it was pursuing the disposition of all of its businesses and that the expected consideration from the sale of such businesses would not be sufficient to pay amounts due to the Company in accordance with the terms of the junior debt securities. Accordingly, the Company reevaluated the carrying value of its securities of FII and, in the third quarter 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated fair value of approximately $133 million, which represents the approximate fair value of the consideration ultimately expected to be received from FII for the repayment of the indebtedness. The ultimate consideration has been estimated by the Company based on the Company's analysis of FII's recent indicated plans to dispose of its businesses and other assets. Because the debt securities that the Company holds are subordinate to all other debt of FII, the net proceeds from the disposition of FII businesses and other assets, after repaying their bank debt of approximately $250 million at December 31, 2001, and satisfying retained liabilities, will determine the amount available to the Company. The amount of net proceeds has been estimated by FII management and reviewed by the Company based on actual sales proceeds as well as estimated values for the sale of its remaining businesses, including indications from ongoing negotiations with prospective buyers, as well as estimates for liquidation values for other assets and net liabilities to be retained by FII. In January 2002, the Company entered into a $30 million revolving credit arrangement with FII to assist FII with its temporary cash requirements incident to this disposition process. Upon completion of the dispositions, actual proceeds to the Company may differ from the Company's estimates, and may result in an adjustment to income or expense at that time. Management of FII expects the disposition process to be substantially complete by the end of 2002; however, due to various factors, the disposition process and the determination of the consideration ultimately to be received by the Company may extend beyond the end of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has largely funded its growth through cash provided by a combination of its operations and long-term bank debt and other borrowings, and by the issuance of common stock for certain mergers and acquisitions.

     Bank credit lines are maintained to ensure availability of funds. The credit lines with banks syndicated in the United States at December 31, 2001 include a $1.25 billion 5-year Revolving Credit Agreement with a group of banks due and payable in November 2005 and a $1.0 billion 364-day Revolving Credit Agreement that expires in November 2002. Borrowings under the 5-year Credit Agreement approximated $191 million at December 31, 2001. There were no borrowings under the 364-day Credit Agreement at December 31, 2001. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company (approximately 4.8 percent and 7.0 percent at December 31, 2001 and 2000, respectively).

     The Company also has notes payable to banks syndicated in Europe. At December 31, 2001, approximately $181 million of European bank debt related to a term loan facility expiring in July 2002, and approximately $189 million represented borrowings under lines of credit primarily expiring in 2003. Interest is payable on European borrowings based on various floating rates as selected by the Company (approximately 3.9 percent and 5.3 percent at December 31, 2001 and 2000, respectively).

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2001, the Company had additional borrowing capacity of up to $1.3 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2001, the Company's net worth exceeded such requirement by approximately $1 billion.

     In January 2002, the Company increased the amount of debt and equity securities issuable under its unallocated shelf registration statement with the Securities and Exchange Commission pursuant to which the Company is able to issue up to a combined $2 billion of debt and equity securities.

     During 2001, the Company increased its quarterly common stock dividend four percent to $.13 1/2 per share. This marks the 43rd consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization decreased to 48 percent at December 31, 2001 from 49 percent at December 31, 2000. The Company's working capital ratio was 2.1 to 1 at both December 31, 2001 and 2000.

CASH FLOWS

     Significant sources and (uses) of cash in the past three years are summarized as follows:

                                                             (IN THOUSANDS)
                                              2001       2000       1999
                                            --------   --------   ---------
Net cash from operating activities........  $966,640   $733,840   $ 490,610
Increase in debt, net.....................   201,630    702,010     578,990
Proceeds from disposition of:
  Businesses..............................   232,090      --         --
  MascoTech shares........................     --        57,140      --
Issuance of Company common stock..........     --       156,040      --
Acquisitions of companies, net of cash
  acquired................................  (589,060)  (588,780)   (794,950)
Capital expenditures......................  (274,430)  (388,030)   (350,850)
Cash dividends paid.......................  (243,810)  (218,680)   (164,990)
Purchase of Company common stock for:
  Retirement..............................   (66,990)  (219,640)    (99,600)
  Long-term incentive award plan..........   (48,340)   (39,810)     (6,840)
(Purchases of) proceeds from marketable
  securities and other investments, net...   (32,360)  (198,020)     11,390
Other, net................................    (2,810)   (57,420)     13,870
                                            --------   --------   ---------
          Cash increase (decrease)........  $142,560   $(61,350)  $(322,370)
                                            ========   ========   =========

     The Company's cash and cash investments increased $142.6 million to $312.0 million at December 31, 2001, from $169.4 million at December 31, 2000.

     Net cash provided by operations of $966.6 million consisted primarily of net income adjusted for non-cash items, including depreciation and amortization of $269.5 million, $530.0 million related to the write-down of certain of the Company's investments to estimated fair value and other non-cash items. Excluding working capital of acquired companies at the time of acquisition, net working capital decreased by $37.4 million. Days sales in accounts receivable at December 31, 2001 approximated 2000 levels. The Company expects days sales in accounts receivable to increase modestly in 2002 due to an extension of payment terms for certain customers.

     Cash used for financing activities in 2001 was $157.5 million, and included $243.8 million for cash dividends paid, $67.0 million for the acquisition and retirement of Company common stock in open-market transactions and $48.3 million for the acquisition of Company common stock for the Company's long-term incentive award plan. At December 31, 2001, the Company had remaining authorization to repurchase up to an additional 24.3 million shares of its common stock in open-market transactions or otherwise. Offsetting these cash outflows were cash inflows of $201.6 million from a net increase in debt.

     In 2001, the Company issued $800 million of 6.75% notes due 2006; $500 million of 6% notes due 2004; and Zero Coupon Convertible Senior Notes due 2031, resulting in gross proceeds of $750 million. Proceeds from these debt issuances aggregated $2,050 million and were used to retire $1,848.4 million principally of bank debt and other notes; the remaining proceeds of $201.6 million were used for general corporate purposes. The "Long-Term Debt" Note in the Consolidated Financial Statements sets forth additional information related to the Zero Coupon Convertible Senior Notes due 2031.

     Cash used for investing activities was $666.6 million in 2001 and included $589.1 million for acquisitions (the "Acquisitions" Note in the Consolidated Financial Statements sets forth additional information regarding the non-cash portion of acquisition costs), $274.4 million for capital expenditures, $32.4 million for the net purchases of marketable securities and other investments and $2.8 million for other cash outflows. Cash provided by investing activities in 2001 included $232.1 million of proceeds from the disposition of businesses.

     The Company continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and to improve customer service. Capital expenditures for 2001 were $274.4 million, compared with $388.0 million for 2000 and $350.9 million for 1999; for 2002, capital expenditures, excluding those of any potential 2002 acquisitions, are expected to approximate $290 million. Capital expenditure levels in 2000 and 1999 were increased for additional facilities related to anticipated increased demand for certain existing products as well as for new products. Depreciation and amortization expense for 2001 totaled $269.5 million, compared with $215.9 million for 2000 and $163.4 million for 1999; for 2002, depreciation and amortization expense, excluding any potential 2002 acquisitions, is expected to approximate $200 million. The decrease in expected depreciation and amortization expense for 2002 results from the implementation of SFAS No. 142 "Goodwill and Other Intangible Assets," whereby the Company will no longer amortize goodwill and other indefinite-lived intangible assets. Amortization expense totaled $105.7 million, $70.4 million and $48.8 million in 2001, 2000 and 1999, respectively, including goodwill amortization of $93.2 million, $66.2 million and $45.4 million in 2001, 2000 and 1999, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

     SALES AND OPERATIONS

     Net sales for 2001 were $8,358 million, representing an increase of 15 percent over 2000. Excluding results from acquisitions and divestitures, net sales were flat in 2001 compared with 2000. The Company continued to experience weak economic and business conditions in its markets in 2001 including a softness in sales of home improvement products in North America and Europe, customer inventory reduction programs, competitive market conditions and pricing pressures and, to a lesser extent, the continued effect of a strong U.S. dollar.

     Net sales for 2000 were $7,243 million, representing an increase of 15 percent over 1999. Excluding results from acquisitions and divestitures, net sales for 2000 increased 4 percent over 1999. Net sales in 2000 were negatively affected by a softening in sales of home improvement products in North America and Europe, customer inventory reduction programs and a stronger U.S. dollar.

     Cost of sales as a percentage of sales for 2001 was 69.5 percent as compared with 67.7 percent for 2000 and 66.0 percent for 1999. The increase in cost of sales as a percentage of sales for 2001 reflects the under-absorption of fixed overhead costs, in part related to the higher level of capital expenditures in recent years, competitive pricing pressures, plant shutdown costs and asset write-downs, higher energy costs and a less favorable product mix. The increase in cost of sales as a percentage of sales in 2000 includes the under-absorption of costs related to slower-than-anticipated internal sales growth and new product launches, higher energy costs and a less favorable product mix.

     Including amortization of acquired goodwill ($93.2 million, $66.2 million and $45.4 million in 2001, 2000 and 1999, respectively), selling, general and administrative expenses as a percent of sales were 18.1 percent in 2001 compared with 17.8 percent in 2000 and 19.6 percent in 1999. Excluding amortization of acquired goodwill, selling, general and administrative expenses as a percent of sales were 17.0 percent in 2001 compared with 16.9 percent in 2000 and 18.9 percent in 1999. Despite higher levels of bad debt expense in 2001, selling, general and administrative expenses as a percent of sales in 2001 approximated 2000 levels. Selling, general and administrative expenses in 1999 include the influence of unusual expense principally related to transactions accounted for as poolings of interests. Excluding such unusual expense, selling, general and administrative expenses as a percent of sales increased modestly in 2000 as compared with 1999.

     Operating profit margin, after general corporate expense, was 12.4 percent in 2001, 13.2 percent in 2000 and 14.4 percent in 1999. General corporate expense was $96 million in 2001, as compared with $99 million in 2000 and $92 million in 1999. General corporate expense as a percent of sales decreased to
1.2 percent in 2001 from 1.4 percent in 2000 and 1.5 percent in 1999.

     Operating profit margin, before general corporate expense, was 13.6 percent in 2001 as compared with 14.6 percent in 2000 and 15.9 percent in 1999 (general corporate expense includes those expenses not specifically attributable to the Company's business segments). Operating profit margin, before general corporate expense, in 2000 was negatively influenced by a $90 million charge for the planned disposition of businesses. Operating profit margin, before general corporate expense, in 1999 was negatively influenced by unusual expense aggregating $156.7 million primarily related to transactions accounted for as poolings of interests. Excluding such charge and unusual expense from 2000 and 1999, respectively, operating profit margin, before general corporate expense, was 15.9 percent in 2000 and 18.4 percent in 1999. The Company's operating profit margin decreased in 2001 and 2000 due principally to the items discussed above and in the "Business Segment and Geographic Area Results" section.

     OTHER INCOME (EXPENSE), NET

     In 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including $460 million for the securities of Furnishings International Inc. ("FII") held by the Company and $70 million for an other-than-temporary decline in the fair value of principally technology-related marketable securities investments.

     Other interest income for 2001, 2000 and 1999 includes $28.9 million, $52.4 million and $46.6 million, respectively, from the 12% pay-in-kind junior debt securities of FII. In the third quarter 2001, as a result of the impairment of the Company's investment in FII, the Company discontinued recording interest income from FII.

     Other items, net in 2001 include $13.0 million of realized gains from sales of marketable securities, dividend income from marketable securities of $3.0 million and $4.7 million of income and gains, net regarding other investments. Other items, net in 2001 also include realized foreign currency exchange loss of $6.5 million and other miscellaneous expenses.

     During 2000, the Company recorded a $55 million pre-tax, non-cash charge, including $20 million for the write-down of certain marketable securities and other investments and $35 million related to its investment in Emco Limited. During November 2000, the Company participated in a transaction in which an affiliate of Heartland Industrial Partners L.P. acquired a majority interest in MascoTech, Inc. In exchange for a portion of its ownership in MascoTech, the Company received proceeds aggregating $90 million, including cash and preferred stock of $57 million and $33 million, respectively. The Company recognized a $27.9 million pre-tax gain from its participation in this transaction. Other items, net in 2000 include $1.3 million of realized losses from sales of marketable securities, dividend income from marketable securities of $2.9 million and $47.3 million of income and gains, net regarding other investments. Other items, net in 2000 also include realized foreign currency exchange gains of $22.0 million, income from the early retirement of debentures of $19.0 million and other miscellaneous expenses.

     Other items, net in 1999 include $18.1 million of realized gains from sales of marketable securities, dividend income from marketable securities of $1.5 million and $10.5 million of income and gains, net regarding other investments. Other items, net in 1999 also include $7.6 million of dividend income from FII's 13% cumulative preferred stock held by the Company and approximately $4.0 million of expenses related to the early retirement of debt.

     Interest expense was $239.3 million, $191.4 million and $120.4 million in 2001, 2000 and 1999, respectively; the increase in interest expense pertains to borrowings primarily related to recent acquisitions.

     NET INCOME AND EARNINGS PER COMMON SHARE

     Net income for 2001 was $198.5 million as compared with $591.7 million for 2000 and $569.6 million for 1999. Diluted earnings per common share for 2001 were $.42 compared with $1.31 for 2000 and $1.28 for 1999. Net income for 2001 included a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments. Net income for 2000 was negatively affected by an aggregate $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments. Net income and earnings per common share for 1999 were negatively affected by unusual expense, principally related to transactions accounted for as poolings of interests.

     The Company's effective tax rate was 34.0 percent in 2001 compared with
33.8 percent in 2000 and 37.0 percent in 1999; the decrease in 2000 was due principally to the increased utilization of a portion of the Company's capital loss carryforward benefit, continued lower taxes on foreign earnings and a lower tax rate on the gain from the sale of MascoTech shares. The Company estimates that its effective tax rate should approximate 34.0 percent for 2002.

OUTLOOK FOR THE COMPANY

     The Company believes that the economic recovery will be slow and gradual due to various economic factors, including a housing market that is already relatively strong, excess manufacturing capacity which may curb overall capital spending and lower liquidity levels for businesses and consumers. The Company anticipates that the expected gradual economic recovery, together with other factors, including the continuation of relatively low interest rates, the need to replenish inventories in the Company's distribution channels and lower energy costs, among other things, may have a positive impact on its business prospects.

     The Company continues to face challenges in the marketplace, including pricing pressures, shifts in distribution, customer consolidations and foreign competition. The Company is committed to improving future performance, and has implemented several cost containment, growth and profit improvement initiatives. Additionally, the Company is continuing to review all phases of its operations for potential improvements, and believes that these efforts, contributions from acquisitions, modestly improved economic conditions in the markets for the Company's products and the absence of certain plant start-up costs should have a positive effect on results for the full-year 2002.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area, in millions.

                                                                                         (A)
                                                                       PERCENT         PERCENT
                                                                       INCREASE        INCREASE
                                                                      (DECREASE)      (DECREASE)
                                                                     ------------    ------------
                                                                     2001    2000    2001    2000
                                                                     VS.     VS.     VS.     VS.
                                        2001      2000      1999     2000    1999    2000    1999
                                       ------    ------    ------    ----    ----    ----    ----
NET SALES:
    Cabinets and Related Products....  $2,583    $2,551    $2,220      1%     15%    (1%)      3%
    Plumbing Products................   1,754     1,839     1,803     (5%)     2%    (5%)     (1%)
    Installation and Other
      Services.......................   1,692       855       532     98%     61%    10%      23%
    Decorative Architectural
      Products.......................   1,512     1,395     1,165      8%     20%     4%      13%
    Other Specialty Products.........     817       603       587     35%      3%    (8%)     (7%)
                                       ------    ------    ------
         Total.......................  $8,358    $7,243    $6,307     15%     15%     0%       4%
                                       ======    ======    ======
    North America....................  $7,088    $5,947    $5,238     19%     14%     1%       7%
    International, principally
      Europe.........................   1,270     1,296     1,069     (2%)    21%    (8%)    (11%)
                                       ------    ------    ------
         Total.......................  $8,358    $7,243    $6,307     15%     15%     0%       4%
                                       ======    ======    ======
OPERATING PROFIT: (B)(C)(D)(E)
    Cabinets and Related Products....  $  255    $  322    $  318    (21%)     1%
    Plumbing Products................     241       281       379    (14%)   (26%)
    Installation and Other
      Services.......................     243       122        80     99%     53%
    Decorative Architectural
      Products.......................     270       249       122      8%    104%
    Other Specialty Products.........     127        85       104     49%    (18%)
                                       ------    ------    ------
         Total.......................  $1,136    $1,059    $1,003      7%      6%
                                       ======    ======    ======
    North America....................  $1,009    $  914    $  868     10%      5%
    International, principally
      Europe.........................     127       145       135    (12%)     7%
                                       ------    ------    ------
         Total.......................  $1,136    $1,059    $1,003      7%      6%
                                       ======    ======    ======
OPERATING PROFIT MARGIN: (B)(C)(D)(E)
    Cabinets and Related Products....     9.9%     12.6%     14.3%
    Plumbing Products................    13.7%     15.3%     21.0%
    Installation and Other
      Services.......................    14.4%     14.3%     15.0%
    Decorative Architectural
      Products.......................    17.9%     17.8%     10.5%
    Other Specialty Products.........    15.5%     14.1%     17.7%

    North America....................    14.2%     15.4%     16.6%
    International, principally
      Europe.........................    10.0%     11.2%     12.6%
         Total.......................    13.6%     14.6%     15.9%

(A) Percentage change in sales excluding acquisitions and divestitures.

(B) Before general corporate expense, but including goodwill amortization.

(C) Included in determining operating profit for 2000 was a $90 million non-cash charge for the planned disposition of businesses for the following segments:
    Cabinets and Related Products -- $20 million; Plumbing Products -- $40 million; Decorative Architectural Products -- $20 million; and Other Specialty Products -- $10 million.

(D) Included in determining operating profit for 1999 was $156.7 million of unusual expense primarily related to transactions accounted for as poolings of interests.

(E) Included in determining operating profit for 2001, 2000 and 1999 was the reclassification of gains/ losses on the disposition of fixed assets from other income (expense), net.

BUSINESS SEGMENT RESULTS DISCUSSION

     Changes in net sales in the following segment and geographic area discussion exclude the influence of acquisitions and divestitures.

     CABINETS AND RELATED PRODUCTS

     Net sales of Cabinets and Related Products decreased 1 percent in 2001 compared with 2000 due to competitive pricing pressures to maintain market share in a flat new construction market, a reduction in sales of ready-to-assemble products to a certain customer, reduced renovation and remodeling activity and lost sales to certain retail customers who declared bankruptcy in 2000. Net sales of Cabinets and Related Products increased 3 percent in 2000 compared with 1999 due largely to higher unit sales volume of U.S. operations included in this segment. The increase in sales in 2000 was negatively affected by a softening of incoming orders in North America and Europe. This segment was also negatively influenced by a stronger U.S. dollar in 2001 and 2000, which affected the translation of European operations included in this segment.

     Operating profit margin was 9.9 percent, 12.6 percent and 14.3 percent for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to the influence of pricing pressures, operating profit margin in 2001 was negatively influenced by plant shutdown costs, the under-absorption of fixed costs, higher energy costs, increased bad debt expense and the lower results of European cabinet companies. Operating profit margin in 2001 also includes the effect of plant start-up and system implementation costs related to a European cabinet company. Operating profit margin in 2000 was negatively affected by the under-absorption of costs associated with a new product launch, a $20 million charge for the planned disposition of businesses and higher energy costs.

     PLUMBING PRODUCTS

     Net sales of Plumbing Products decreased 5 percent in 2001 compared with 2000 due principally to lower unit sales volume related to a weaker economy and customer inventory reduction programs, competitive pricing pressures and, to a lesser extent, a stronger U.S. dollar. Net sales of Plumbing Products decreased 1 percent in 2000 compared with 1999 due largely to lower unit sales volume related to a softening of incoming orders in North America and Europe, a stronger U.S. dollar and customer inventory reduction programs.

     Operating profit margin was 13.7 percent, 15.3 percent and 21.0 percent for the years ended December 31, 2001, 2000 and 1999, respectively. Operating profit margin in 2001 was negatively affected by competitive pricing pressures, the under-absorption of fixed costs, the lower results of European companies, higher energy costs and product mix, including an increased percentage of lower margin faucet units. Recent initiatives including investments in new product and system development and the re-pricing of certain of the Company's faucet units have also contributed to the decline in operating profit margin. The Company anticipates that, in total, these initiatives should increase operating profit in future periods. Operating profit margin in 2000 was negatively affected by a $40 million charge for the planned disposition of businesses. The decline in operating profit margin in 2000 also included the influence of lower-than-anticipated sales volume, product mix, including an increased percentage of lower margin faucet units, competitive pricing pressures, and higher energy costs.

     INSTALLATION AND OTHER SERVICES

     Net sales of Installation and Other Services increased 10 percent in 2001 compared with 2000 and 23 percent in 2000 compared with 1999 due largely to broader geographic market penetration in the United States. As a result of integration activities related to a significant acquisition in 2001, geographic market penetration activities at existing operations were not as significant in 2001. Operating profit margin was 14.4 percent, 14.3 percent and
15.0 percent for the years ended December 31, 2001, 2000 and 1999, respectively.

     DECORATIVE ARCHITECTURAL PRODUCTS

     Net sales of Decorative Architectural Products increased 4 percent in 2001 compared with 2000 due largely to higher unit sales volume of paints and stains, offset in part by a reduction in decorative lock and hardware sales. Net sales of Decorative Architectural Products increased 13 percent in 2000 compared with 1999 due largely to higher unit sales volume of paints and stains.

     Operating profit margin was 17.9 percent, 17.8 percent and 10.5 percent for the years ended December 31, 2001, 2000 and 1999, respectively. Operating profit margin for 2001 includes the effect of certain asset write-downs, continued plant start-up and relocation costs and increased bad debt expense. Operating profit margin in 2000 included the effect of a $20 million charge for the planned disposition of businesses. Operating profit margin in 1999 included the negative influence of the previously mentioned unusual expense related to a transaction accounted for as a pooling of interests. Excluding such charge and unusual expense in 2000 and 1999, respectively, operating profit margin declined modestly in 2000 as compared with 1999; such decline was due primarily to plant start-up costs and higher energy costs.

     OTHER SPECIALTY PRODUCTS

     Net sales of Other Specialty Products decreased 8 percent in 2001 compared with 2000 due to continued economic weakness and inventory reduction programs with certain customers. Net sales of Other Specialty Products decreased 7 percent in 2000 compared with 1999. A strong U.S. dollar in 2001 and 2000 had a negative effect on the translation of local currencies of European operations included in this segment.

     Operating profit margin was 15.5 percent, 14.1 percent and 17.7 percent for the years ended December 31, 2001, 2000 and 1999, respectively. The favorable influence of recent acquisitions and divestitures more than offset asset write-downs, the lower results of European operations and increased bad debt expense in 2001.

     Operating profit margin in 2000 was negatively affected by a $10 million charge for the planned disposition of businesses and by the lower margins of existing European operations included in this segment.

GEOGRAPHIC AREA RESULTS DISCUSSION

     NORTH AMERICA

     North American net sales in 2001 increased 1 percent over 2000. Strength in sales of paints and stains and insulation installation sales in 2001 was almost entirely offset by weakness in sales for many of the Company's other North American product offerings. This weakness included the influence of a softened economy, customer inventory reduction programs, competitive market conditions and pricing pressures. North American net sales in 2000 increased 7 percent over 1999 due to higher unit sales volume of paints, stains and cabinets and higher sales of installed insulation.

     Operating profit margin was 14.2 percent, 15.4 percent and 16.6 percent for the years ended December 31, 2001, 2000 and 1999, respectively. The decline in operating profit margin in 2001 included the effect of the under-absorption of fixed costs, competitive pricing pressures, product mix and higher energy costs. In addition, operating profit margin in 2001 was negatively influenced by plant shutdown charges and asset write-downs as well as by increased bad debt expense.

     Operating profit margin in 2000 was negatively affected by a $70 million charge for the planned disposition of businesses. Operating profit margin in 1999 was negatively affected by $156.7 million of unusual expense principally related to transactions accounted for as poolings of interests. Excluding such charge and unusual expense from 2000 and 1999, respectively, operating profit margin declined in 2000 to 16.5 percent from 19.6 percent in 1999. Such decline was due principally to the under-absorption of costs related to slower-than-anticipated internal sales growth and new product launches, plant start-up costs, higher energy costs and a less favorable product mix.

     Results of the Company's North American operations for 1999 benefited from demographic and economic conditions principally in the United States, including higher consumer confidence and income, modest economic growth and relatively low unemployment. These conditions favorably influenced the housing and home improvement markets in the United States, including housing starts, existing home sales and repair and remodeling activities.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Net sales of the Company's International operations decreased 8 percent in 2001 compared with 2000 and decreased 11 percent in 2000 compared with 1999. Operating profit margin was 10.0 percent, 11.2 percent and 12.6 percent for the years ended December 31, 2001, 2000 and 1999, respectively. Operating profit margin for 2001 includes the effect of plant start-up and system implementation costs. Although general economic conditions showed modest improvement in 2001 in certain European countries, the Company was negatively influenced by continued weakness in the new construction and repair and remodeling markets it serves. Operating results of existing European operations have been adversely influenced over the past several years, in part due to such weakness, competitive pricing pressures on certain products and the effect of a higher percentage of lower margin sales to total sales. In addition, a stronger U.S. dollar had a negative effect on the translation of European results in 2001 compared with 2000 as well as 2000 compared with 1999, lowering European net sales in 2001 and 2000 by approximately 4 percent and 12 percent, respectively. Operating profit margin in 2000 was negatively affected by a $20 million charge for the planned disposition of businesses; excluding such charge, operating profit margin was 12.7 percent in 2000.

                                 OTHER MATTERS

COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business. The "Other Commitments and Contingencies" Note in the Consolidated Financial Statements discusses certain specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

     OTHER COMMITMENTS

     Metaldyne Corporation (formerly MascoTech, Inc.) holds an option expiring in October 2003 to require the Company to purchase up to $100 million aggregate amount of subordinated debt securities of Metaldyne.

     With respect to the Company's investments in private equity funds, the Company, at December 31, 2001 under certain circumstances, has commitments to contribute additional capital to such funds of up to $138 million.

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase. Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by a participant, which aggregate amount was approximately $170 million at December 31, 2001. The Company believes that the likelihood of any significant default on these loans is remote.

     Certain recent purchase agreements provide for the payment of additional consideration in either cash or common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock. Based on results through December 31, 2001, such additional contingent consideration could approximate $175 million. Common shares that are contingently issuable at December 31, 2001 have been included in the computation of diluted earnings per common share for 2001. Additional cash consideration, totaling approximately $30 million, became payable during 2001 and has been recorded as additional acquired goodwill.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for possible impairment at least annually. SFAS No. 142 became effective for the Company beginning January 1, 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The Company expects to complete the first step by June 30, 2002. Any impairment that is required to be recognized upon adoption of SFAS No. 142 would be reflected as a cumulative effect of a change in accounting principle. The Company must complete the measurement of any impairment loss upon the initial adoption of SFAS No. 142 by December 31, 2002. The Company is in the process of implementing SFAS No. 142 and has not yet determined what effect these impairment tests will have on the Company's consolidated financial statements. In accordance with SFAS No. 142, the Company will no longer record amortization expense related to goodwill and indefinite-lived intangible assets.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144, which became effective January 1, 2002, is not expected to have a material effect on the Company's consolidated financial statements.

     In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer." EITF No. 01-9 requires that certain expenses, including cooperative advertising expense, that are currently included in selling, general and administrative expenses, be recorded as a reduction of sales unless certain conditions are met. The adoption of EITF No. 01-9, which became effective January 1, 2002, may result in the reclassification of certain expenses within the Company's consolidated statement of income. Adoption of EITF No. 01-9 will have no impact on the Company's net income or earnings per share. Upon adoption, prior period amounts may be reclassified.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no significant holdings of derivative financial or commodity-based instruments at December 31, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company also had market price risk related to its marketable securities and other investments. At December 31, 2001, the Company performed sensitivity analyses to assess these risks and concluded that the effects of hypothetical changes of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company's long-term investments would not be expected to materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Masco Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 13, 2002

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                               2001              2000
                                                          --------------    --------------
Current Assets:
  Cash and cash investments.............................  $  311,990,000    $  169,430,000
  Receivables...........................................   1,204,210,000     1,099,150,000
  Inventories...........................................     913,100,000       912,960,000
  Prepaid expenses and other............................     197,620,000       126,620,000
                                                          --------------    --------------
          Total current assets..........................   2,626,920,000     2,308,160,000
Securities of Furnishings International Inc.............     132,550,000       533,670,000
Equity investments in affiliates........................      91,580,000        87,460,000
Property and equipment..................................   2,016,730,000     1,906,840,000
Acquired goodwill and other intangible assets, net......   3,522,670,000     2,190,770,000
Other assets............................................     792,880,000       717,100,000
                                                          --------------    --------------
          Total Assets..................................  $9,183,330,000    $7,744,000,000
                                                          ==============    ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.........................................  $  129,860,000    $  210,950,000
  Accounts payable......................................     322,280,000       250,460,000
  Accrued liabilities...................................     784,420,000       616,640,000
                                                          --------------    --------------
          Total current liabilities.....................   1,236,560,000     1,078,050,000
Long-term debt..........................................   3,627,630,000     3,018,240,000
Deferred income taxes and other.........................     199,310,000       221,650,000
                                                          --------------    --------------
          Total Liabilities.............................   5,063,500,000     4,317,940,000
                                                          --------------    --------------
Commitments and contingencies
Shareholders' Equity:
  Preferred shares authorized: 1,000,000; issued:
     2001-20,000........................................          20,000          --
  Common shares authorized: 1,400,000,000; issued:
     2001-459,050,000; 2000-444,750,000.................     459,050,000       444,750,000
  Paid-in capital.......................................   1,380,820,000       631,120,000
  Retained earnings.....................................   2,468,230,000     2,519,940,000
  Accumulated other comprehensive income (loss).........    (188,290,000)     (169,750,000)
                                                          --------------    --------------
          Total Shareholders' Equity....................   4,119,830,000     3,426,060,000
                                                          --------------    --------------
          Total Liabilities and Shareholders' Equity....  $9,183,330,000    $7,744,000,000
                                                          ==============    ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              2001             2000             1999
                                         --------------   --------------   --------------
Net sales..............................  $8,358,000,000   $7,243,000,000   $6,307,000,000
Cost of sales..........................   5,806,800,000    4,903,360,000    4,160,170,000
                                         --------------   --------------   --------------
          Gross profit.................   2,551,200,000    2,339,640,000    2,146,830,000
Selling, general and administrative
  expenses.............................   1,418,200,000    1,223,420,000    1,190,390,000
Charge for planned disposition of
  businesses...........................        --             90,000,000         --
Amortization of acquired goodwill......      93,200,000       66,200,000       45,430,000
                                         --------------   --------------   --------------
          Operating profit.............   1,039,800,000      960,020,000       911,010,00
                                         --------------   --------------   --------------
Other income (expense), net:
  Re: MascoTech, Inc.:
     Equity earnings...................        --             17,250,000       15,430,000
     Gain from sale of shares..........        --             27,910,000         --
  Equity earnings, other affiliates....       6,160,000        2,220,000        8,500,000
  Impairment charge for:
     Securities of Furnishings
       International Inc...............    (460,000,000)        --               --
     Investments.......................     (70,000,000)     (54,600,000)        --
  Other, net...........................      24,070,000      131,980,000       89,580,000
  Interest expense.....................    (239,330,000)    (191,380,000)    (120,420,000)
                                         --------------   --------------   --------------
                                           (739,100,000)     (66,620,000)      (6,910,000)
                                         --------------   --------------   --------------
          Income before income taxes...     300,700,000      893,400,000      904,100,000
Income taxes...........................     102,200,000      301,700,000      334,500,000
                                         --------------   --------------   --------------
          Net income...................  $  198,500,000   $  591,700,000   $  569,600,000
                                         ==============   ==============   ==============

Earnings per common share:
          Basic........................            $.43            $1.34            $1.31
                                         ==============   ==============   ==============
          Diluted......................            $.42            $1.31            $1.28
                                         ==============   ==============   ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      2001              2000              1999
                                                 ---------------   ---------------   ---------------
Cash Flows From (For):
  Operating Activities:
    Net income.................................  $   198,500,000   $   591,700,000   $   569,600,000
    Depreciation and amortization..............      269,490,000       215,900,000       163,390,000
    Unremitted equity earnings of affiliates...       (1,590,000)       (9,640,000)      (18,720,000)
    Interest on pay-in-kind notes receivable...      (28,880,000)      (52,400,000)      (46,630,000)
    Deferred income taxes......................      (94,890,000)       15,260,000         5,240,000
    Non-cash charge for:
      Securities of Furnishings
         International.........................      460,000,000         --                --
      Investments..............................       70,000,000        54,600,000         --
      Planned disposition of businesses........        --               90,000,000         --
    Gain from sale of MascoTech shares.........        --              (27,910,000)        --
    Other non-cash items, net..................       56,640,000       (54,930,000)      (11,460,000)
    Increase in receivables....................      (86,750,000)      (12,090,000)     (116,830,000)
    (Increase) decrease in inventories.........       47,580,000       (89,810,000)      (68,280,000)
    Increase in accounts payable and accrued
      liabilities, net.........................       76,540,000        13,160,000        14,300,000
                                                 ---------------   ---------------   ---------------
         Net cash from operating activities....      966,640,000       733,840,000       490,610,000
                                                 ---------------   ---------------   ---------------
  Financing Activities:
    Issuance of notes..........................    2,050,000,000         --              300,000,000
    Increase in principally bank debt..........      473,700,000     2,811,960,000       915,830,000
    Payment of principally bank debt...........   (2,234,840,000)   (2,000,360,000)     (436,840,000)
    Retirement of notes........................      (87,230,000)     (109,590,000)     (200,000,000)
    Purchase of Company common stock for:
      Retirement...............................      (66,990,000)     (219,640,000)      (99,600,000)
      Long-term stock incentive award plan.....      (48,340,000)      (39,810,000)       (6,840,000)
    Issuance of Company common stock...........        --              156,040,000         --
    Cash dividends paid........................     (243,810,000)     (218,680,000)     (164,990,000)
    Other......................................        --                --               11,490,000
                                                 ---------------   ---------------   ---------------
         Net cash (for) from financing
           activities..........................     (157,510,000)      379,920,000       319,050,000
                                                 ---------------   ---------------   ---------------
  Investing Activities:
    Acquisition of companies, net of cash
      acquired.................................     (589,060,000)     (588,780,000)     (794,950,000)
    Capital expenditures.......................     (274,430,000)     (388,030,000)     (350,850,000)
    Purchases of marketable securities.........     (424,780,000)     (673,220,000)     (289,420,000)
    Proceeds from disposition of:
      Marketable securities....................      422,640,000       560,850,000       339,520,000
      Businesses...............................      232,090,000         --                --
      MascoTech shares.........................        --               57,140,000         --
    Purchases of other investments, net........      (30,220,000)      (85,650,000)      (38,710,000)
    Other, net.................................       (2,810,000)      (57,420,000)        2,380,000
                                                 ---------------   ---------------   ---------------
         Net cash for investing activities.....     (666,570,000)   (1,175,110,000)   (1,132,030,000)
                                                 ---------------   ---------------   ---------------
Cash and Cash Investments:
    Increase (decrease) for the year...........      142,560,000       (61,350,000)     (322,370,000)
    At January 1...............................      169,430,000       230,780,000       553,150,000
                                                 ---------------   ---------------   ---------------
    At December 31.............................  $   311,990,000   $   169,430,000   $   230,780,000
                                                 ===============   ===============   ===============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                                     ACCUMULATED
                                                  PREFERRED          COMMON                                             OTHER
                                                    SHARES           SHARES          PAID-IN          RETAINED      COMPREHENSIVE
                                   TOTAL        ($1 PAR VALUE)   ($1 PAR VALUE)      CAPITAL          EARNINGS      INCOME (LOSS)
                               --------------   --------------   --------------   --------------   --------------   -------------
Balance, January 1, 1999.....  $2,774,040,000      $--            $443,280,000    $  584,530,000   $1,762,800,000   $ (16,570,000)
 Net income..................     569,600,000                                                         569,600,000
 Cumulative translation
   adjustments...............     (43,950,000)                                                                        (43,950,000)
                               --------------
Total comprehensive income...     525,650,000
Shares issued................      85,550,000                        3,960,000        81,590,000
Shares repurchased...........     (99,600,000)                      (3,730,000)      (95,870,000)
Cash dividends declared......    (180,880,000)                                                       (180,880,000)
Re: Shareholders of pooled
 companies:
 Capital contributions
   from......................      11,490,000                                         11,490,000
 Compensatory stock
   options...................      20,250,000                                         20,250,000
                               --------------      -------        ------------    --------------   --------------   -------------
Balance, December 31, 1999...   3,136,500,000       --             443,510,000       601,990,000    2,151,520,000     (60,520,000)
 Net income..................     591,700,000                                                         591,700,000
 Cumulative translation
   adjustments...............     (68,540,000)                                                                        (68,540,000)
 Unrealized loss on
   marketable securities, net
   of income tax credit of
   $23,900...................     (40,690,000)                                                                        (40,690,000)
                               --------------
Total comprehensive income...     482,470,000
Shares issued................     261,710,000                       13,800,000       247,910,000
Shares repurchased...........    (219,640,000)                     (12,560,000)     (207,080,000)
Cash dividends declared......    (223,280,000)                                                       (223,280,000)
Compensatory stock options of
 pooled companies............     (11,700,000)                                       (11,700,000)
                               --------------      -------        ------------    --------------   --------------   -------------
Balance, December 31, 2000...   3,426,060,000       --             444,750,000       631,120,000    2,519,940,000    (169,750,000)
 Net income..................     198,500,000                                                         198,500,000
 Cumulative translation
   adjustments...............     (46,440,000)                                                                        (46,440,000)
 Unrealized gain on
   marketable securities, net
   of income tax of
   $16,400...................      27,900,000                                                                          27,900,000
                               --------------
Total comprehensive income...     179,960,000
Shares issued................     831,010,000       20,000          17,420,000       813,570,000
Shares repurchased...........     (66,990,000)                      (3,120,000)      (63,870,000)
Cash dividends declared......    (250,210,000)                                                       (250,210,000)
                               --------------      -------        ------------    --------------   --------------   -------------
Balance, December 31, 2001...  $4,119,830,000      $20,000        $459,050,000    $1,380,820,000   $2,468,230,000   $(188,290,000)
                               ==============      =======        ============    ==============   ==============   =============

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for by the equity method of accounting. Corporations that are less than 20 percent owned are accounted for on the cost basis unless the Company exercises significant influence over the investee.

     Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

     Revenue Recognition. The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provisions for discounts, returns and allowances.

     Foreign Currency. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in other comprehensive income. Realized foreign currency transaction gains and losses are included in the statement of income.

     Cash and Cash Investments. The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains related allowances for doubtful accounts. At December 31, 2001 and 2000, accounts and notes receivable are presented net of allowances of $56.2 million and $35.9 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of income. Maintenance and repair costs are charged against earnings as incurred.

     Depreciation and Amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $163.8 million, $145.5 million and $114.6 million in 2001, 2000 and 1999, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and other indefinite-lived intangible assets associated with acquisitions consummated after June 30, 2001 are not being amortized. All other goodwill and definite-lived intangible assets have been amortized on a straight-line basis over periods not exceeding 40 years through December 31, 2001. See "Recently Issued Accounting Pronouncements" note for more information on SFAS No. 142. At December 31, 2001 and 2000 such accumulated amortization totaled $280.6 million and $202.7 million, respectively. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                               MASCO CORPORATION

ACCOUNTING POLICIES -- (CONCLUDED)

Assets to Be Disposed Of," annually and when events and circumstances occur that may indicate impairment, management evaluates the recoverability of acquired goodwill and other intangible assets by comparing the carrying value of the asset to the associated projected undiscounted annual cash flows; management also considers business prospects, market trends and other economic factors in performing this evaluation. Based on this evaluation, there was no unrecorded impairment related to acquired goodwill or other intangible assets at December 31, 2001. Purchase costs of patents are being amortized using the straight-line method over the useful lives of the patents, not to exceed 17 years. Amortization expense totaled $105.7 million, $70.4 million and $48.8 million in 2001, 2000 and 1999, respectively, including goodwill amortization expense of $93.2 million, $66.2 million and $45.4 million in 2001, 2000 and 1999, respectively.

     Shipping and Handling Costs. The Company classifies shipping and handling costs in cost of sales.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the balance sheet for current assets, current liabilities and long-term variable-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments (other than those accounted for by the equity method of accounting) was based principally on information from fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of non-current investments and long-term debt at December 31, 2001 was approximately $624 million and $3,579 million, as compared with the aggregate carrying value of $638 million and $3,628 million, respectively, and at December 31, 2000 such aggregate market value was approximately $1,009 million and $2,933 million, as compared with the aggregate carrying value of $981 million and $3,018 million, respectively.

     Reclassifications. Certain prior-year amounts have been reclassified to conform to 2001 presentation in the consolidated financial statements.

ACQUISITIONS

     The Company has accounted for acquisitions subsequent to June 30, 2001 under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." For purchase acquisitions completed prior to June 30, 2001, the Company accounted for acquisitions under Accounting Principles Board Opinion No. 16, "Business Combinations."

     In the first half of 2001, the Company completed the acquisitions of BSI Holdings, Inc., The Aran Group, Griffin Windows Limited, d-Scan, Inc. and Resources Conservation, Inc. BSI Holdings, Inc. is a U.S. company headquartered in California and is a provider of installed insulation and other products in the United States and Canada. The Aran Group is a European manufacturer of assembled kitchen cabinets and is headquartered in Italy. Griffin Windows is located in the United Kingdom and is a manufacturer of vinyl windows. d-Scan is a U.S. company located in Virginia and is a manufacturer of ready-to-assemble office furniture. Resources Conservation, a U.S. company located in Connecticut, is a manufacturer of energy and water saving showerheads and decorative trim products. The aggregate net purchase price of these acquisitions was approximately $782 million (of which $636 million related to BSI, including cash of $66 million,

                               MASCO CORPORATION

ACQUISITIONS -- (CONTINUED)

15 million shares of Company common stock with an aggregate value of $265 million and assumed debt of approximately $305 million).

     BSI Holdings is included in the Installation and Other Services segment, The Aran Group and d-Scan are included in the Cabinets and Related Products segment, Resources Conservation is included in the Plumbing Products segment and Griffin Windows is included in the Other Specialty Products segment.

     In July 2001, the Company completed the acquisition of Milgard Manufacturing Incorporated, a manufacturer of windows and patio doors in the western United States, headquartered in Washington. The acquisition of Milgard enables the Company to further broaden its product offerings and enter new markets. The aggregate net purchase price of this acquisition was approximately $875 million, including 16,700 Company convertible preferred shares (convertible into 16.7 million Company common shares) valued at $520 million (approximately $31 per common share). The convertible preferred shares carry substantially the same attributes as Company common stock, including voting rights and dividends and have been treated as if converted at a ratio of 1 share of preferred stock to 1,000 shares of common stock for basic and diluted earnings per common share computations. The excess of purchase price over the fair value of net tangible assets acquired was approximately $842 million. Of this amount, approximately $220 million was allocated to registered trademarks that are not subject to amortization and approximately $60 million was allocated to other definite-lived intangible assets, with a weighted average amortization period of 11 years. The remaining excess purchase price of approximately $562 million represents acquired goodwill.

     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed, pertaining to the 2001 acquisitions, at the acquisition dates. The Company is in the process of obtaining third party valuations of certain assets; accordingly, certain purchase price allocations are subject to refinement.

                                                              (IN THOUSANDS)
                                 MILGARD      BSI
                                   MFG.     HOLDINGS    OTHER       TOTAL
                                 --------   --------   --------   ----------
Current assets................   $ 78,000   $130,000   $ 39,000   $  247,000
Property and equipment........     49,000     26,000     23,000       98,000
Goodwill......................    562,000    513,000    117,000    1,192,000
Other identifiable intangible
  assets......................    280,000      --         --         280,000
                                 --------   --------   --------   ----------
  Total assets acquired.......    969,000    669,000    179,000    1,817,000
                                 --------   --------   --------   ----------
Current liabilities...........    (94,000)   (33,000)   (33,000)    (160,000)
                                 --------   --------   --------   ----------
  Net assets acquired.........   $875,000   $636,000   $146,000   $1,657,000
                                 ========   ========   ========   ==========

     Of the acquired goodwill and other identifiable intangible assets above, the Company estimates that approximately $760 million will be deductible for tax purposes. The aggregate net purchase price of these acquisitions was $1,657 million, including cash of $560 million, assumed debt of $312 million and Company capital stock of $785 million.

     The results of these 2001 purchase acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Had these companies been acquired effective January 1, 2000, pro forma unaudited consolidated net sales and net income would have

                               MASCO CORPORATION

ACQUISITIONS -- (CONCLUDED)

approximated $8,611 million and $218 million for 2001 and $8,512 million and $656 million for 2000, respectively. In addition to earnings from 2001 acquisitions already included in the statement of income, pro forma unaudited consolidated diluted earnings per common share would have increased by approximately $.03 and $.05 for 2001 and 2000, respectively, from these 2001 acquisitions.

     Certain recent purchase agreements provide for the payment of additional consideration in either cash or common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock. Common shares that are contingently issuable at December 31, 2001 have been included in the computation of diluted earnings per common share for 2001. Additional cash consideration, totaling approximately $30 million, became payable during 2001 and has been recorded as additional acquired goodwill.

     In 2000, the Company acquired several businesses through purchase acquisitions. The aggregate net purchase price of these acquisitions was approximately $730 million, including four million shares of Company common stock valued at approximately $90 million and assumed debt. The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of net assets acquired, totaling approximately $530 million, represented acquired goodwill.

     In 1999, the Company acquired several businesses through purchase acquisitions. The aggregate net purchase price of these acquisitions was approximately $850 million, including 1.6 million shares of Company common stock valued at approximately $48 million. The excess of aggregate acquisition costs for these purchase acquisitions over the fair value of net assets acquired, totaling approximately $680 million, represented acquired goodwill.

PLANNED DISPOSITION OF BUSINESSES

     In December 2000, the Company adopted a plan to dispose of several businesses that the Company believed were not core to its long-term growth strategies. Management estimated the expected proceeds from these planned dispositions based on various analyses, including valuations by certain specialists. For certain of these businesses, the related carrying value exceeded expected proceeds. Accordingly, a non-cash, pre-tax charge of $90 million was recorded in December 2000 with adjustments to goodwill of $60 million and other long-lived assets of $30 million.

     During 2001, the Company completed the sale of its Inrecon and American Metal Products businesses for cash proceeds of approximately $232 million, which approximated their combined book values. In addition, the Company continues to guarantee the value of 1.6 million shares of Company common stock at a stock price of $40 per share related to the Inrecon transaction. The liability for this guarantee is recorded in accrued liabilities and is marked to market each reporting period. Inrecon was included in the Installation and Other Services segment, and American Metal Products was included in the Other Specialty Products segment.

     The Company originally anticipated the remaining dispositions to be substantially complete by the end of 2001; due to various factors, including the weakened economic environment and uncertainty in the financial markets, the disposition process is continuing. The Company continues to be committed to the planned disposition of businesses adopted in December 2000 and currently anticipates the disposition process to be substantially complete by the end of 2002. Net assets of businesses held for disposition were $130 million at December 31, 2001, an approximate $232 million reduction from December 31, 2000, related to dispositions completed in 2001.

                               MASCO CORPORATION

PLANNED DISPOSITION OF BUSINESSES -- (CONCLUDED)

The carrying value of the net assets of businesses held for disposition as adjusted at December 31, 2000 continues to reflect the Company's estimate of the lower of cost or fair value of such assets at December 31, 2001.

     The sales and results of operations of these businesses are included in the Company's results of continuing operations through the date of disposition. These businesses contributed sales of $400 million and $600 million in 2001 and 2000, respectively, and operating profit of $5 million and $40 million in 2001 and 2000, respectively; the declines in sales and operating profit include the effect of dispositions completed in 2001.

INVENTORIES

                                                             (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Raw material.............................................  $392,820   $348,420
Finished goods...........................................   356,360    377,270
Work in process..........................................   163,920    187,270
                                                           --------   --------
                                                           $913,100   $912,960
                                                           ========   ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Cost in inventory includes purchased parts, materials, direct labor and applied manufacturing overhead.

SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During 1996, the Company completed the sale of its home furnishings products segment to Furnishings International Inc. ("FII"). Proceeds to the Company from the sale totaled $1,050 million, consisting of cash of $708 million, junior debt securities and equity securities. The Company's aggregate investment in FII at December 31, 2000 was $553.7 million including securities and other short-term advances. During 2001, the Company recorded $28.9 million of interest income from the 12% pay-in-kind junior debt securities of FII and loaned $10 million to FII in the form of an additional pay-in-kind senior note.

     The U.S. furniture industry was adversely affected by the ongoing economic weakness in its markets in 2001, by the bankruptcies of a number of major retailers and by import competition. In the third quarter 2001, management of FII advised the Company that it was pursuing the disposition of all of its businesses and that the expected consideration from the sale of such businesses would not be sufficient to pay amounts due to the Company in accordance with the terms of the junior debt securities. Accordingly, the Company reevaluated the carrying value of its securities of FII and, in the third quarter 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated fair value of approximately $133 million, which represents the approximate fair value of the consideration ultimately expected to be received from FII for the repayment of the indebtedness. The ultimate consideration has been estimated by the Company based on the Company's analysis of FII's recent indicated plans to dispose of its businesses and other assets. Because the debt securities that the Company holds are subordinate to all other debt of FII, the net proceeds from the disposition of FII businesses and other assets, after repaying their bank debt of approximately $250 million at December 31,

                               MASCO CORPORATION

SECURITIES OF FURNISHINGS INTERNATIONAL INC. -- (CONCLUDED)

2001, and satisfying retained liabilities, will determine the amount available to the Company. The amount of net proceeds has been estimated by FII management and reviewed by the Company based on actual sales proceeds as well as estimated values for the sale of its remaining businesses, including indications from ongoing negotiations with prospective buyers, as well as estimates for liquidation values for other assets and net liabilities to be retained by FII. Upon completion of the dispositions, actual proceeds to the Company may differ from the Company's estimates, and may result in an adjustment to income or expense at that time. Management of FII expects the disposition process to be substantially complete by the end of 2002; however, due to various factors, the disposition process and the determination of the consideration ultimately to be received by the Company may extend beyond the end of 2002.

INVESTMENTS

EQUITY INVESTMENTS IN AFFILIATES

     At December 31, 2001, investments accounted for under the equity method principally include a 27 percent interest in Hans Grohe, a German manufacturer of plumbing-related products with 2001 sales of approximately $300 million and a 42 percent interest in Emco Limited, a Canadian distributor of plumbing and related products with approximate 2001 sales of $800 million.

     Hans Grohe has no quoted market value. The market value of the Company's investment in Emco Limited at December 31, 2001 (which may differ from the amounts that could then have been realized upon disposition), based upon quoted market prices at that date, was $26 million, as compared with the Company's related carrying value of $56 million. In 2000, the Company recorded a non-cash pre-tax charge of $35 million for an other-than-temporary decline in the fair value of its investment in Emco Limited. The Company believes that the current difference between its carrying value and the market value of Emco Limited is temporary, and that no further adjustment to the carrying value is necessary as of December 31, 2001. The Company's carrying value of its investment in Emco Limited exceeded its equity in the underlying net book value by approximately $20 million at December 31, 2001. This excess has been amortized through December 31, 2001 based on a period of 20 years. In accordance with SFAS No. 142, see "Recently Issued Accounting Pronouncements" note, effective January 1, 2002, such goodwill will no longer be amortized.

     During November 2000, the Company participated in a transaction in which an affiliate of Heartland Industrial Partners L.P. acquired a majority interest in MascoTech, Inc. In exchange for a portion of its ownership in MascoTech, the Company received proceeds aggregating $90 million, including cash and preferred stock of $57 million and $33 million, respectively. The Company recognized a $27.9 million pre-tax gain from its participation in this transaction. In addition, MascoTech's option to issue subordinated debt securities to the Company was reduced from $200 million to $100 million, and the option term was extended to October 2003. Subsequent to the transaction, MascoTech, Inc. was renamed Metaldyne Corporation. The Company is accounting for its investment in Metaldyne, which totaled $58.9 million at December 31, 2001, under the cost method of accounting and reclassified the investment to other assets. The Company's common equity ownership in Metaldyne was 6 percent at December 31, 2001.

                               MASCO CORPORATION

INVESTMENTS -- (CONCLUDED)

MARKETABLE SECURITIES

     The Company maintains investments in marketable securities and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Investments in marketable securities are accounted for as available-for-sale and are included in other assets. Accordingly, the Company records these investments at fair value, and unrealized gains and losses are recognized, net of tax, through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income with related purchase costs based on specific identification. The Company's investment in marketable equity securities at December 31, 2001 and 2000 were as follows, in thousands:

                                                        PRE-TAX
                                                -----------------------
                                                UNREALIZED   UNREALIZED   RECORDED
                                   COST BASIS     GAINS        LOSSES      BASIS
                                   ----------   ----------   ----------   --------
December 31, 2001................   $126,350     $  2,510     $(22,800)   $106,060
December 31, 2000................   $181,260     $  9,800     $(74,390)   $116,670

     Realized gains (losses) for marketable securities included in other items, net in other income (expense), net for 2001, 2000 and 1999 were as follows, in thousands:

                                                 2001       2000       1999
                                               --------   --------   --------
Realized gains...............................  $ 45,260   $ 42,670   $ 39,550
Realized losses..............................   (32,280)   (43,920)   (21,480)
                                               --------   --------   --------
     Net realized gains (losses).............  $ 12,980   $ (1,250)  $ 18,070
                                               ========   ========   ========
Dividend income..............................  $  3,030   $  2,930   $  1,450
                                               ========   ========   ========
Impairment charge............................  $(70,000)  $(15,000)  $  --
                                               ========   ========   ========

OTHER INVESTMENTS

     The Company has investments in a number of private equity funds and other investments aggregating $322 million and $277 million at December 31, 2001 and 2000, respectively, included in other assets. These investments are carried at cost and are evaluated for impairment at each reporting period or when circumstances indicate an impairment may exist. Income and gains, net regarding other investments are included in other items, net in other income (expense), net and totaled $4.7 million, $47.3 million and $10.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. With respect to the Company's investments in private equity funds, the Company, at December 31, 2001 under certain circumstances, has commitments to contribute additional capital to such funds of up to $138 million.

                               MASCO CORPORATION

PROPERTY AND EQUIPMENT

                                                                (IN THOUSANDS)
                                                           AT DECEMBER 31
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Land and improvements................................  $  143,950   $  119,060
Buildings............................................     817,730      755,390
Machinery and equipment..............................   2,068,270    1,958,840
                                                       ----------   ----------
                                                        3,029,950    2,833,290
Less, accumulated depreciation.......................   1,013,220      926,450
                                                       ----------   ----------
                                                       $2,016,730   $1,906,840
                                                       ==========   ==========

ACCRUED LIABILITIES

                                                           (IN THOUSANDS)
                                                           AT DECEMBER 31
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Salaries, wages and commissions......................  $  149,860   $  113,630
Advertising and sales promotion......................     144,780      136,030
Insurance............................................      99,080       64,200
Employee retirement plans............................      78,320       70,330
Dividends payable....................................      64,220       57,820
Interest.............................................      45,550       42,070
Property, payroll and other taxes....................      35,910       34,170
Income taxes.........................................       2,830        3,820
Other................................................     163,870       94,570
                                                       ----------   ----------
                                                       $  784,420   $  616,640
                                                       ==========   ==========

LONG-TERM DEBT

                                                           (IN THOUSANDS)
                                                           AT DECEMBER 31
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Notes and debentures:
  9%,      due Oct. 1, 2001..........................  $   --       $   77,030
  6.125%, due Sept. 15, 2003.........................     200,000      200,000
  6%,      due May 3, 2004...........................     500,000       --
  6.75%,  due Mar. 15, 2006..........................     800,000       --
  5.75%,  due Oct. 15, 2008..........................     100,000      100,000
  7.125%, due Aug. 15, 2013..........................     200,000      200,000
  6.625%, due Apr. 15, 2018..........................     114,040      121,310
  7.75%,  due Aug. 1, 2029...........................     296,000      300,000
Zero Coupon Convertible Senior Notes due 2031........     760,540       --
Notes payable to banks:
  Syndicated in the United States....................     191,390    1,563,000
  Syndicated in Europe...............................     369,660      444,510
Other................................................     225,860      223,340
                                                       ----------   ----------
                                                        3,757,490    3,229,190
Less, current portion................................     129,860      210,950
                                                       ----------   ----------
                                                       $3,627,630   $3,018,240
                                                       ==========   ==========

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONTINUED)

     All of the notes and debentures above are senior indebtedness and, other than bank notes and Zero Coupon Convertible Senior Notes, are nonredeemable.

     In March 2001, the Company issued $800 million of 6.75% notes due 2006. In May 2001, the Company issued $500 million of 6% notes due 2004.

     In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. If the Notes were outstanding in July 2031, the accreted value would be $1.9 billion. The issue price per Note was $394.45 per $1,000 principal amount, which represents a yield to maturity of 3 1/8% compounded semi-annually. The Company will not pay cash interest on the Notes prior to maturity except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes in the aggregate can convert the Notes into approximately 24 million shares of Company common stock if the average price of Company common stock for a period of 20 trading days exceeds 120%, declining by 1/3% each year thereafter, of the accreted value of a Note ($400 per $1,000 principal amount at maturity as of December 31, 2001) divided by the conversion rate of 12.7243 shares for each $1,000 principal amount at maturity of the Note or $37.72 per common share at December 31, 2001. The Notes also become convertible if the Company's credit rating is reduced to below investment grade, or if certain actions are taken by the Company.

     Holders of the Notes can require the Company to repurchase their Notes on July 20, 2002, January 20, 2005 and 2007; July 20, 2011; and every 5 years thereafter. The Company at its option can satisfy any such repurchase with Company common stock or cash, except at July 20, 2002 when any such required repurchase can only be effected in cash. The Company has the ability to refinance any such repurchase with other long-term debt. If the holders require the repurchase of the Notes, the Company intends to refinance any such early cash repurchase of the Notes with other long-term debt.

     Before July 20, 2002, the Company may not redeem the Notes. From July 20, 2002 to January 25, 2007, the Company may redeem all, but not part, of the Notes at their accreted value subject to the Company's stock price achieving the conversion price as noted above. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

     Debt issuance costs related to the Notes totaled $15.3 million and are being amortized using the straight-line method through July 20, 2002.

     Proceeds from the debt issuances were used principally to retire outstanding bank debt.

     The notes payable to banks syndicated in the United States at December 31, 2001 relate to a $1.25 billion 5-year Revolving Credit Agreement with a group of banks due and payable in November 2005 and a $1.0 billion 364-day Revolving Credit Agreement that expires in November 2002. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company (approximately 4.8 percent and 7.0 percent at December 31, 2001 and 2000, respectively).

     The notes payable to banks syndicated in Europe relate to borrowings principally for European acquisitions and expansion. At December 31, 2001, approximately $181 million of European bank debt related to a term loan facility expiring in July 2002; the Company has the ability to refinance this debt with other long-term debt. Approximately $189 million represents borrowings under lines of credit primarily expiring in 2003. Interest is payable on European borrowings

                               MASCO CORPORATION

LONG-TERM DEBT -- (CONTINUED)

based on various floating rate options as selected by the Company (approximately
3.9 percent and 5.3 percent at December 31, 2001 and 2000, respectively).

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2001, the Company had additional borrowing capacity of up to $1.3 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2001, the Company's net worth exceeded such requirement by approximately $1 billion.

     At December 31, 2001, the maturities of long-term debt during each of the next five years were approximately as follows: 2002-$129.9 million; 2003-$236.1 million; 2004-$517.5 million; 2005-$545.3 million; and 2006-$802.9 million.

     In January 2002, the Company increased the amount of debt and equity securities issuable under its unallocated shelf registration statement with the Securities and Exchange Commission pursuant to which the Company is able to issue up to a combined $2 billion of debt and equity securities.

     Interest paid was approximately $246 million, $203 million and $126 million in 2001, 2000 and 1999, respectively.

SHAREHOLDERS' EQUITY

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase.

     Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans only in the event of a default by a participant, which aggregate amount was approximately $170 million at December 31, 2001. As a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock grant vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year post-employment non-competition agreement with the Company businesses that employ them.

     During 2000, the Company's Board of Directors authorized the repurchase of up to 40 million shares of its common stock in open-market transactions or otherwise. Pursuant to this authorization, approximately 3.1 million and 12.6 million common shares were repurchased and retired in 2001 and 2000, respectively, at a cost aggregating approximately $67 million and $220 million in 2001 and 2000, respectively. At December 31, 2001, the Company had remaining authorization to repurchase up to an additional 24.3 million shares of its common stock in open-market transactions or otherwise.

     On the basis of amounts paid (declared), cash dividends per common share were $.52 1/2 ($.53) in 2001, $.49 ($.50) in 2000 and $.45 ($.46) in 1999,
respectively.

     Included in shareholders' equity for 1999 are contributions from shareholders of pooled companies. Such contributions occurred prior to August 31, 1999, the date of the pooling mergers.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) were:

                                                            (IN THOUSANDS)
                                                            AT DECEMBER 31
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
Net unrealized marketable securities losses............  $ (12,790)  $ (40,690)
Translation adjustment.................................   (175,500)   (129,060)
                                                         ---------   ---------
Accumulated other comprehensive income (loss)..........  $(188,290)  $(169,750)
                                                         =========   =========

     Unrealized losses on marketable securities are reported net of tax of $7.5 million and $23.9 million at December 31, 2001 and 2000, respectively.

     Unrealized gain (loss) on marketable securities reported in the statement of shareholders' equity as a component of other comprehensive income (loss) are reported net of reclassification adjustments of $35.9 million and $10.2 million, net of tax, for 2001 and 2000, respectively, for gains and losses from marketable securities included in determining net income.

STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 2001, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of compensation to non-employee Directors partially in Company common stock.

RESTRICTED LONG-TERM STOCK AWARDS

     The Company granted long-term stock awards, net of cancellations, for 2,582,000, 2,662,000 and 402,000 shares of Company common stock during 2001, 2000 and 1999, respectively, to key employees and non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 2001, 2000 and 1999 was $23, $20 and $29, respectively. Compensation expense for the annual vesting of long-term stock awards was $26 million, $22 million and $20 million in 2001, 2000 and 1999, respectively. The deferred costs of unvested stock awards, aggregating approximately $162 million at December 31, 2001, are included in other assets and are being expensed over the typical 10-year vesting periods.

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONTINUED)

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In connection with transactions accounted for as poolings of interests in 1999, the Company converted existing stock appreciation rights ("SARs") into Company SARs with annual cash compensation linked to the value of approximately 330,000 shares of Company common stock. In connection with other acquisitions in 1999, the Company issued phantom stock awards linked to the value of 664,000 shares of Company common stock. Compensation expense related to SARs and phantom stock awards for 2001, 2000 and 1999 was $5.3 million, $5.7 million and $66.6 million, respectively.

STOCK OPTIONS

     Fixed stock options are granted to key employees and non-employee Directors of the Company and generally have a maximum term of 10 years. The exercise price equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning in the third year and extending through the eighth year after grant, or beginning in the second year and extending through the sixth year after grant.

     During 2001, the Company granted stock options for 3,251,000 shares of Company common stock and restoration stock options for 717,600 shares with grant date exercise prices ranging from $21 to $26 (the market prices on the grant dates). During 2000, the Company granted stock options for 9,696,000 shares of Company common stock and restoration stock options for 102,000 shares with grant date exercise prices ranging from $19 to $24 (the market prices on the grant dates). During 1999, the Company granted restoration stock options for 1,956,000 shares of Company common stock with grant date exercise prices ranging from $25 to $33 (the market prices on the grant date). The Company also granted stock options for 128,000, 320,000 and 64,000 shares of Company common stock in 2001, 2000 and 1999, respectively, to non-employee Directors of the Company with exercise prices of $22, $21 and $30, respectively (the market prices on the grant dates).

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 2001 is presented below.

                                                         (SHARES IN THOUSANDS)
                                                       2001     2000     1999
                                                      ------   ------   ------
Option shares outstanding, January 1................  22,193   12,636   14,396
  Weighted average exercise price...................     $19      $20      $18
Option shares granted, including restoration
  options...........................................   4,097   10,118    2,020
  Weighted average exercise price...................     $22      $18      $29
Option shares exercised.............................   3,476      536    3,780
  Weighted average exercise price...................     $12      $11      $17
Option shares canceled..............................     905       25     --
  Weighted average exercise price...................     $25      $20     --
Option shares outstanding, December 31..............  21,909   22,193   12,636
  Weighted average exercise price...................     $21      $19      $20
  Weighted average remaining option term (in
     years).........................................     7.1      7.8      5.9
Option shares exercisable, December 31..............   6,077    7,137    4,952
  Weighted average exercise price...................     $23      $19      $21

                               MASCO CORPORATION

STOCK OPTIONS AND AWARDS -- (CONCLUDED)

     The following table summarizes information for option shares outstanding and exercisable at December 31, 2001 (shares in thousands).

         OPTION SHARES OUTSTANDING               OPTION SHARES EXERCISABLE
-------------------------------------------      --------------------------
                       WEIGHTED
                        AVERAGE    WEIGHTED                        WEIGHTED
                       REMAINING   AVERAGE                         AVERAGE
RANGE OF   NUMBER OF    OPTION     EXERCISE      NUMBER OF         EXERCISE
 PRICES     SHARES       TERM       PRICE         SHARES            PRICE
--------   ---------   ---------   --------      ---------         --------
 $14-16      2,489       4 Years     $16             709             $16
  18-22     16,501       8 Years      20           3,009              20
  23-26        891      12 Years      24             395              24
  28-31      2,028       5 Years      29           1,964              30
 ------     ------     ---------     ---           -----             ---
 $14-31     21,909       7 Years     $21           6,077             $23
 ======     ======     =========     ===           =====             ===

     At December 31, 2001, a total of 17,269,000 shares and 627,000 shares of Company common stock were available under the Plan and the 1997 Plan, respectively, for the granting of stock options or restricted long-term stock awards.

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, the Company's stock options do not constitute compensation expense in the determination of net income in the statement of income. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma effect would have been a reduction in the Company's diluted earnings per common share of approximately $.04, $.03 and $.04 in 2001, 2000 and 1999, respectively.

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of option shares, including restoration options, granted in 2001, 2000 and 1999, were $7.94, $7.16 and $7.28, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate -- 5.2%, 6.7% and 5.0%; dividend yield -- 2.1%, 1.9% and 1.6%; volatility factor -- 36%, 28% and 34%; and expected option life -- 6 years, 7 years and 3 years.

EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution pension plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company's pension, retirement and profit-sharing plans were $63.8 million in 2001, $53.7 million in 2000 and $57.3 million in 1999.

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONTINUED)

     Net periodic pension cost for the Company's qualified defined benefit pension plans includes the following components, in thousands:

                                                   2001        2000        1999
                                                 --------    --------    --------
Service cost.................................    $  9,300    $  8,850    $  9,630
Interest cost................................      14,510      13,390      12,470
Expected return on plan assets...............     (12,800)    (11,350)    (10,610)
Amortization of transition asset.............        (640)       (640)       (620)
Amortization of prior-service cost...........         500         440         380
Amortization of net loss.....................       1,340       1,250       2,250
                                                 --------    --------    --------
Net periodic pension cost....................    $ 12,210    $ 11,940    $ 13,500
                                                 ========    ========    ========

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's qualified defined benefit pension plans at December 31, in thousands:

                                                             2001        2000
                                                           --------    --------
Changes in projected benefit obligation:
  Projected benefit obligation at January 1............    $181,240    $162,940
  Service cost.........................................       8,820       8,370
  Interest cost........................................      14,590      15,960
  Plan amendments......................................       1,190       1,070
  Actuarial (gain)/loss................................       6,120      (2,020)
  Business combinations/divestitures...................       --          1,270
  Benefit payments.....................................      (7,800)     (6,350)
                                                           --------    --------
     Projected benefit obligation at December 31.......    $204,160    $181,240
                                                           ========    ========
Changes in fair value of plan assets:
  Fair value of plan assets at January 1...............    $132,310    $107,300
  Actual return on plan assets.........................       1,620       7,210
  Business combinations/divestitures...................       --            920
  Company contributions................................      20,000      23,710
  Benefit payments.....................................      (7,800)     (6,350)
  Expenses/other.......................................        (500)       (480)
                                                           --------    --------
     Fair value of plan assets at December 31..........    $145,630    $132,310
                                                           ========    ========
     (Includes approximately 629,000 shares of Company
     common stock valued at $15.5 million and $16.0
     million at December 31, 2001 and 2000,
     respectively)

Funded status of qualified defined benefit pension
  plans:
  Plan assets (less than) projected benefit obligation
     at December 31....................................    $(58,530)   $(48,930)
  Unamortized transition asset, net....................        (570)     (1,210)
  Unamortized prior-service cost.......................       5,930       5,500
  Unamortized net loss.................................      58,220      42,130
                                                           --------    --------
     Net asset (liability) recognized..................    $  5,050    $ (2,510)
                                                           ========    ========

                               MASCO CORPORATION

EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)

     The major assumptions used in accounting for the Company's pension plans are as follows:

                                                                2001    2000    1999
                                                                -----   -----   -----
         Discount rate for obligations........................  7.5 %   7.75%   7.75%
         Expected return on plan assets.......................  9.0 %   9.0 %   9.0 %
         Rate of compensation increase........................  4.5 %   4.5 %   5.0 %

     In addition to the Company's qualified defined benefit pension and retirement plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified plans totaled $57.2 million and $64.6 million at December 31, 2001 and $47.9 million and $55.5 million at December 31, 2000, respectively. Net periodic pension cost for these plans was $9.4 million, $8.2 million and $7.9 million in 2001, 2000 and 1999, respectively.

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. At December 31, 2001, the aggregate present value of the unfunded accumulated post-retirement benefit obligation approximated $3.6 million.

SEGMENT INFORMATION

     The Company's reportable segments were as follows:

     Cabinets and Related Products -- principally includes assembled and ready-to-assemble kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

     Plumbing Products -- principally includes faucets; plumbing fittings and valves; bathtubs and shower enclosures; and spas.

     Installation and Other Services -- principally includes the sale and installation of insulation and other products.

     Decorative Architectural Products -- principally includes paints and stains; mechanical and electronic lock sets; and door, window and other hardware.

     Other Specialty Products -- principally includes windows and patio doors;
        staple gun tackers, staples and other fastening tools; hydronic radiators and heat convectors; and venting and ventilation systems.

     The above products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors and other outlets for consumers and contractors.

     The Company's operations are principally located in North America and Europe. The Company's country of domicile is the United States.

     Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

     The Company's segments are based on similarities in products and services and represent the aggregation of operating units for which financial information is regularly evaluated by the Company's corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance

                               MASCO CORPORATION

SEGMENT INFORMATION -- (CONTINUED)

based on operating profit and, other than general corporate expense, allocates specific corporate overhead to each segment.

          The following table presents information about the Company by segment and geographic area:

                                                      NET SALES (1)(2)(3)(4)
                                               ------------------------------------
                                                  2001         2000         1999
                                               ----------   ----------   ----------
The Company's operations by segment are:
   Cabinets and Related Products.............  $2,583,000   $2,551,000   $2,220,000
   Plumbing Products.........................   1,754,000    1,839,000    1,803,000
   Installation and Other Services...........   1,692,000      855,000      532,000
   Decorative Architectural Products.........   1,512,000    1,395,000    1,165,000
   Other Specialty Products..................     817,000      603,000      587,000
                                               ----------   ----------   ----------
       Total.................................  $8,358,000   $7,243,000   $6,307,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 are:
   North America.............................  $7,088,000   $5,947,000   $5,238,000
   International, principally Europe.........   1,270,000    1,296,000    1,069,000
                                               ----------   ----------   ----------
       Total, as above.......................  $8,358,000   $7,243,000   $6,307,000
                                               ==========   ==========   ==========
General corporate expense, net (6).................................................
Operating profit, after general corporate expense..................................
Other income (expense), net........................................................
Income before income taxes (7).....................................................
Equity investments in affiliates...................................................
Securities of Furnishings International Inc. ......................................
Corporate assets...................................................................
       Total assets................................................................


                                                    OPERATING PROFIT (9) (10)
                                               ------------------------------------
                                                  2001         2000         1999
                                               ----------   ----------   ----------
The Company's operations by segment are:
   Cabinets and Related Products.............  $  255,000   $  322,000   $  318,000
   Plumbing Products.........................     241,000      281,000      379,000
   Installation and Other Services...........     243,000      122,000       80,000
   Decorative Architectural Products.........     270,000      249,000      122,000
   Other Specialty Products..................     127,000       85,000      104,000
                                               ----------   ----------   ----------
       Total.................................  $1,136,000   $1,059,000   $1,003,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 are:
   North America.............................  $1,009,000   $  914,000   $  868,000
   International, principally Europe.........     127,000      145,000      135,000
                                               ----------   ----------   ----------
       Total, as above.......................   1,136,000    1,059,000    1,003,000
General corporate expense, net (6)...........     (96,000)     (99,000)     (92,000)
                                               ----------   ----------   ----------
Operating profit, after general corporate exp   1,040,000      960,000      911,000
Other income (expense), net..................    (739,000)     (66,000)      (7,000)
                                               ----------   ----------   ----------
Income before income taxes (7)...............   $ 301,000    $ 894,000    $ 904,000
                                               ==========   ==========   ==========
Equity investments in affiliates.............
Securities of Furnishings International Inc.
Corporate assets.............................
       Total assets..........................

                                                                     (IN THOUSANDS)
                                                    ASSETS AT DECEMBER 31 (5)
                                               ------------------------------------
                                                  2001         2000         1999
                                               ----------   ----------   ----------
The Company's operations by segment are:
   Cabinets and Related Products.............  $1,984,000   $1,942,000   $1,517,000
   Plumbing Products.........................   1,238,000    1,270,000    1,217,000
   Installation and Other Services...........   1,400,000      872,000      629,000
   Decorative Architectural Products.........   1,247,000    1,200,000      823,000
   Other Specialty Products..................   1,901,000      938,000      997,000
                                               ----------   ----------   ----------
       Total.................................  $7,770,000   $6,222,000   $5,183,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 are:
   North America.............................  $5,886,000   $4,424,000   $3,746,000
   International, principally Europe.........   1,884,000    1,798,000    1,437,000
                                               ----------   ----------   ----------
       Total, as above.......................   7,770,000    6,222,000    5,183,000
General corporate expense, net (6)...........
Operating profit, after general corporate exp
Other income (expense), net..................
Income before income taxes (7)...............
Equity investments in affiliates.............      92,000       87,000      203,000
Securities of Furnishings International Inc.      133,000      534,000      481,000
Corporate assets.............................   1,188,000      901,000      768,000
                                               ----------   ----------   ----------
       Total assets..........................  $9,183,000   $7,744,000   $6,635,000
                                               ==========   ==========   ==========

                                                                 PROPERTY ADDITIONS (8)
                                                            ---------------------------------
                                                              2001        2000         1999
                                                            --------    ---------    --------
The Company's operations by segment are:
 Cabinets and Related Products............................  $ 93,000    $ 218,000    $162,000
 Plumbing Products........................................    55,000       79,000      87,000
 Installation and Other Services..........................    66,000       46,000      45,000
 Decorative Architectural Products........................    62,000      103,000      61,000
 Other Specialty Products.................................    92,000       30,000      56,000
                                                            --------    ---------    --------
                                                             368,000      476,000     411,000
 Unallocated amounts principally related to corporate
   assets.................................................     4,000       17,000      27,000
 Assets of purchase acquisitions..........................   (98,000)    (105,000)    (87,000)
                                                            --------    ---------    --------
       Total..............................................  $274,000    $ 388,000    $351,000
                                                            ========    =========    ========

                                                             DEPRECIATION AND AMORTIZATION
                                                            --------------------------------
                                                              2001        2000        1999
                                                            --------    --------    --------
The Company's operations by segment are:
 Cabinets and Related Products............................  $ 71,000    $ 64,000    $ 46,000
 Plumbing Products........................................    48,000      46,000      42,000
 Installation and Other Services..........................    61,000      33,000      18,000
 Decorative Architectural Products........................    34,000      29,000      20,000
 Other Specialty Products.................................    33,000      30,000      25,000
                                                            --------    --------    --------
                                                             247,000     202,000     151,000
 Unallocated amounts principally related to corporate
   assets.................................................    22,000      14,000      12,000
 Assets of purchase acquisitions..........................     --          --          --
                                                            --------    --------    --------
       Total..............................................  $269,000    $216,000    $163,000
                                                            ========    ========    ========

  (1) Included in net sales in 2001, 2000 and 1999 were export sales from the U.S. of $159 million, $162 million and $127 million, respectively.

 (2) Intra-company sales between segments represented less than one percent of consolidated net sales in 2001, 2000 and 1999.

 (3) Includes net sales to one customer in 2001, 2000 and 1999 of $2,093 million, $1,866 million and $1,539 million, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Projects.

 (4) Net sales from the Company's operations in the U.S. were $6,844 million, $5,740 million and $5,024 million in 2001, 2000 and 1999, respectively.

 (5) Long-lived assets of the Company's operations in the U.S. and Europe were $3,999 million and $1,335 million, $2,626 million and $1,246 million and $2,135 million and $997 million at December 31, 2001, 2000 and 1999, respectively.

 (6) General corporate expense includes those expenses not specifically attributable to the Company's business segments.

 (7) Income before income taxes and net income pertaining to non-U.S. operations were $99 million and $66 million, $108 million and $67 million and $120 million and $69 million for 2001, 2000 and 1999, respectively.

 (8) Property additions by segment include assets of purchase acquisitions.

 (9) Included in operating profit for 2000 was a $90 million non-cash charge for the planned disposition of businesses for the following segments: Cabinets and Related Products -- $20 million, Plumbing Products -- $40 million, Decorative Architectural Products -- $20 million and Other Specialty Products -- $10 million.

(10) Included in operating profit for 2001, 2000 and 1999 was the reclassification of gains/losses on the disposition of fixed assets from other income (expense), net.

                               MASCO CORPORATION

OTHER INCOME (EXPENSE), NET

                                                                 (IN THOUSANDS)
                                                2001         2000        1999
                                              ---------    --------    --------
Re: MascoTech, Inc.:
  Equity earnings.........................    $  --        $ 17,250    $ 15,430
                                              ---------    --------    --------
  Gain from sale of shares................       --          27,910       --
                                              ---------    --------    --------
Equity earnings, other affiliates.........        6,160       2,220       8,500
                                              ---------    --------    --------
Impairment charge for:
  Securities of Furnishings International
     Inc..................................     (460,000)      --          --
                                              ---------    --------    --------
  Investments.............................      (70,000)    (54,600)      --
                                              ---------    --------    --------
Other, net:
  Income from cash and cash investments...        5,510       4,920       9,330
  Other interest income...................       35,670      60,450      52,530
  Other items, net........................      (17,110)     66,610      27,720
                                              ---------    --------    --------
                                                 24,070     131,980      89,580
                                              ---------    --------    --------
Interest expense..........................     (239,330)   (191,380)   (120,420)
                                              ---------    --------    --------
                                              $(739,100)   $(66,620)   $ (6,910)
                                              =========    ========    ========

     In 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including $460 million for the securities of Furnishings International Inc. ("FII") held by the Company and $70 million for an other-than-temporary decline in the fair value of principally technology-related marketable securities investments.

     Other interest income for 2001, 2000 and 1999 includes $28.9 million, $52.4 million and $46.6 million, respectively, from the 12% pay-in-kind junior debt securities of FII. In the third quarter 2001, as a result of the impairment of the Company's investment in FII, the Company discontinued recording interest income from FII.

     Other items, net in 2001 include $13.0 million of realized gains from sales of marketable securities, dividend income from marketable securities of $3.0 million and $4.7 million of income and gains, net regarding other investments. Other items, net in 2001 also include realized foreign currency exchange loss of $6.5 million and other miscellaneous expenses.

     During 2000, the Company recorded a $55 million pre-tax, non-cash charge, including $20 million for the write-down of certain marketable securities and other investments and $35 million related to its investment in Emco Limited. Other items, net in 2000 include $1.3 million of realized losses from sales of marketable securities, dividend income from marketable securities of $2.9 million and $47.3 million of income and gains, net regarding other investments. Other items, net in 2000 also include realized foreign currency exchange gains of $22.0 million, income from the early retirement of debentures of $19.0 million and other miscellaneous expenses.

     Other items, net in 1999 include $18.1 million of realized gains from sales of marketable securities, dividend income from marketable securities of $1.5 million and $10.5 million of income and gains, net regarding other investments. Other items, net in 1999 also include $7.6 million of dividend income from FII's 13% cumulative preferred stock held by the Company and approximately $4.0 million of expenses related to the early retirement of debt.

                               MASCO CORPORATION

INCOME TAXES

                                                               (IN THOUSANDS)
                                                 2001       2000       1999
                                               --------   --------   --------
Income before income taxes:
  U.S........................................  $202,000   $785,670   $783,910
  Foreign....................................    98,700    107,730    120,190
                                               --------   --------   --------
                                               $300,700   $893,400   $904,100
                                               ========   ========   ========
Provision for income taxes:
  Currently payable:
     U.S. Federal............................  $147,420   $217,040   $256,420
     State and local.........................    18,400     28,100     27,800
     Foreign.................................    31,270     41,300     45,040
  Deferred:
     U.S. Federal............................   (96,520)    16,160     (1,270)
     Foreign.................................     1,630       (900)     6,510
                                               --------   --------   --------
                                               $102,200   $301,700   $334,500
                                               ========   ========   ========
Deferred tax assets at December 31:
  Intangibles................................  $  --      $  7,910
  Inventories................................    21,590     11,490
  Accrued liabilities........................    71,780     55,810
  Capital loss carryforward..................     --        71,070
  Principally non-operating investments......   173,760     81,100
                                               --------   --------
                                                267,130    227,380
  Valuation allowance........................     --       (88,700)
                                               --------   --------
                                                267,130    138,680
                                               --------   --------
Deferred tax liabilities at December 31:
  Property and equipment.....................   280,890    239,650
  Intangibles................................    10,910      --
  Other......................................    21,880     24,070
                                               --------   --------
                                                313,680    263,720
                                               --------   --------
Net deferred tax liability at December 31....  $ 46,550   $125,040
                                               ========   ========

     State and local taxes for 2001 are reduced from 2000 and 1999 levels due principally to an $8 million favorable settlement of contested liabilities.

     At December 31, 2001 and 2000, net deferred tax liability consists of net short-term deferred tax assets of $83.4 million and $31.1 million, respectively, and net long-term deferred tax liabilities of $130.0 million and $156.1 million, respectively.

     During 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including securities of Furnishings International Inc. and principally technology-related marketable securities investments. Approximately $310 million of this write-down may create a capital loss carryforward if realized for tax purposes. The Company believes that the potential capital loss carryforward from the ultimate disposition of investments will be utilized before its expiration, principally through future income and gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets. As a result, a valuation allowance was not recorded at December 31, 2001.

                               MASCO CORPORATION

INCOME TAXES -- (CONCLUDED)

     A valuation allowance of $88.7 million was recorded at December 31, 2000 due primarily to the uncertainty as to whether a significant portion of the Company's capital loss carryforward, which expired on December 31, 2001, would ultimately be realized. Such capital loss benefit pertained to a $71.1 million after-tax capital loss carryforward at December 31, 2000 from the 1996 disposition of the Company's home furnishings products segment and to a $17.6 million benefit of a capital nature on certain investments at December 31, 2000. Because the remaining capital loss carryforward expired at December 31, 2001, both the deferred tax asset and the offsetting valuation allowance pertaining thereto have been eliminated at December 31, 2001.

     The following is a reconciliation of the U.S. Federal statutory rate:

                                                               2001    2000    1999
                                                               ----    ----    ----
U.S. Federal statutory rate................................     35%     35%     35%
State and local taxes, net of federal tax benefit..........      4       2       2
Higher foreign and U.S. taxes on foreign earnings..........      3       1       1
Amortization in excess of tax..............................      4       1       1
Change in valuation allowance, net (A).....................    (11)     (3)     (2)
Other, net.................................................     (1)     (2)     --
                                                                --      --      --
  Effective tax rate.......................................     34%     34%     37%
                                                                ==      ==      ==

     (A) In addition, because of the capital loss carryforward, the Company did not have to record or pay tax on approximately $83 million of otherwise taxable capital gain in excess of the financial statement gain resulting from the disposition of a business during 2001.

     Income taxes paid were approximately $193 million, $314 million and $326 million in 2001, 2000 and 1999, respectively.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Undistributed earnings of non-U.S. subsidiaries were $344.6 million at December 31, 2001. If remitted, such earnings generally would not result in any significant additional foreign tax or U.S. tax because of available foreign tax credits.

                               MASCO CORPORATION

EARNINGS PER COMMON SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:

                                                 2001       2000       1999
                                               --------   --------   --------
Numerator:
  Net income.................................  $198,500   $591,700   $569,600
                                               ========   ========   ========
Denominator:
  Basic common shares (based on weighted
     average)................................   459,300    441,600    435,600
  Add:
     Contingent common shares................    13,100      8,700      7,300
     Stock option dilution...................     2,500      1,500      3,300
                                               --------   --------   --------
  Diluted common shares......................   474,900    451,800    446,200
                                               ========   ========   ========

     For 2001, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at December 31, 2001, they were not convertible according to their terms. Additionally, 2.4 million common shares,
4.2 million common shares and 2.1 million common shares for 2001, 2000 and 1999, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for possible impairment at least annually. SFAS No. 142 became effective for the Company beginning January 1, 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The Company expects to complete the first step by June 30, 2002. Any impairment that is required to be recognized upon adoption of SFAS No. 142 would be reflected as a cumulative effect of a change in accounting principle. The Company must complete the measurement of any impairment loss upon the initial adoption of SFAS No. 142 by December 31, 2002. The Company is in the process of implementing SFAS No. 142 and has not yet determined what effect these impairment tests will have on the Company's consolidated financial statements. In accordance with SFAS No. 142, the Company will no longer record amortization expense related to goodwill and indefinite-lived intangible assets.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144, which became

                               MASCO CORPORATION

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONCLUDED)

effective January 1, 2002, is not expected to have a material effect on the Company's consolidated financial statements.

     In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer." EITF No. 01-9 requires that certain expenses, including cooperative advertising expense, that are currently included in selling, general and administrative expenses, be recorded as a reduction of sales unless certain conditions are met. The adoption of EITF No. 01-9, which became effective January 1, 2002, may result in the reclassification of certain expenses within the Company's consolidated statement of income. Adoption of EITF No. 01-9 will have no impact on the Company's net income or earnings per share. Upon adoption, prior period amounts may be reclassified.

OTHER COMMITMENTS AND CONTINGENCIES

     The Company is subject to lawsuits and pending or asserted claims with respect to matters arising in the ordinary course of business.

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

     Behr has also been served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon and Washington, and in British Columbia and Ontario, Canada. The complaints allege that some of Behr's exterior wood coating

                               MASCO CORPORATION

OTHER COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Proceedings in the California actions are being coordinated in the San Joaquin, California Superior Court.

     The Multnomah County, Oregon Circuit Court recently issued an order granting plaintiffs' motion for state class certification in the Oregon case. In addition, the Grays Harbor County, Washington Superior Court recently issued an order granting plaintiffs' motion for national class certification in the Washington case. Behr and the Company believe that the orders were erroneous and may seek immediate appellate review.

     Behr and the Company are continuing to defend the lawsuits and believe that there are substantial grounds for denial of class action certification and that there are substantial defenses to the claims.

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

                               MASCO CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                  (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                                                QUARTERS ENDED
                                TOTAL       -------------------------------------------------------
                                 YEAR       DECEMBER 31    SEPTEMBER 30     JUNE 30       MARCH 31
                              ----------    -----------    ------------    ----------    ----------
2001:
Net sales.................    $8,358,000    $2,115,000      $2,247,000     $2,085,000    $1,911,000
Gross profit..............    $2,551,200    $  633,310      $  698,730     $  650,000    $  569,160
Net income (loss).........    $  198,500    $  127,500      $ (183,000)    $  139,000    $  115,000
Earnings (loss) per common
  share:
  Basic...................         $ .43          $.27           $(.39)          $.31          $.25
  Diluted.................         $ .42          $.26           $(.39)          $.30          $.25

2000:
Net sales.................    $7,243,000    $1,733,000      $1,893,000     $1,871,000    $1,746,000
Gross profit..............    $2,339,640    $  511,960      $  626,340     $  626,760    $  574,580
Net income................    $  591,700    $   44,900      $  187,400     $  185,400    $  174,000
Earnings per common share:
  Basic...................         $1.34          $.10           $ .42           $.42          $.40
  Diluted.................         $1.31          $.10           $ .41           $.41          $.39

     Third quarter 2001 net loss and net loss per common share include a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

     Gross profit has been restated to include gains (losses) on the disposition of fixed assets. These gains (losses) were previously classified in other income (expense), net. Such gains (losses) were $(4.3) million, $(5.9) million and $(18.0) million in the first, second and third quarters of 2001, respectively, and were $(.2) million, $(1.0) million and $(4.0) million in the first, third and fourth quarters of 2000, respectively. This restatement did not result in a change in net income or earnings per common share.

     Basic income (loss) per common share amounts for the four quarters of 2001 do not total to the per common share amounts for the twelve months ended December 31, 2001 due to rounding.

     Fourth quarter 2000 net income and earnings per common share include a $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) LISTING OF DOCUMENTS.

        (1)Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2001, 2000 and 1999, consists of the following:

                       II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i         Restated Certificate of Incorporation of Masco Corporation
                        and amendments thereto(9).
            3.ii        Bylaws of Masco Corporation, as amended(10).
            4.a         Indenture dated as of December 1, 1982 between Masco
                        Corporation and Morgan Guaranty Trust Company of New York,
                        as Trustee(filed herewith), and Directors' resolutions
                        establishing Masco Corporation's: (i) 6 1/8% Notes Due
                        September 15, 2003(2); (ii) 7 1/8% Debentures Due August 15,
                        2013(2); (iii) 6.625% Debentures Due April 15, 2018(2); (iv)
                        5.75% Notes Due October 15, 2008(2); and (v) 7 3/4%
                        Debentures Due August 1, 2029(4).
            4.a.i       Agreement of Appointment and Acceptance of Successor Trustee
                        dated as of July 25, 1994 among Masco Corporation, Morgan
                        Guaranty Trust Company of New York and The First National
                        Bank of Chicago(4).
            4.a.ii      Supplemental Indenture dated as of July 26, 1994 between
                        Masco Corporation and The First National Bank of Chicago(4).
            4.b         Indenture dated as of February 12, 2001 between Masco
                        Corporation and Bank One Trust Company, National
                        Association, as Trustee(7), and (i) Directors' Resolutions
                        establishing Masco Corporation's 6 3/4% Notes Due March 15,
                        2006(7); and (ii) Directors' resolutions establishing Masco
                        Corporation's 6% Notes Due May 3, 2004(8).
            4.b.i       First Supplemental Indenture dated as of July 20, 2001 to
                        the Indenture dated February 12, 2001 by and among Masco
                        Corporation and Bank One Trust Company, National Association
                        as Trustee relating to the Company's Zero Coupon Convertible
                        Senior Notes Due July 20, 2031(8).
            4.c         Rights Agreement dated as of December 6, 1995, between Masco
                        Corporation and The Bank of New York, as Rights Agent(7);
                        and Amendment No. 1 dated September 23, 1998(7).

            4.d         Amended and Restated $1 billion 364-day Revolving Credit
                        Agreement dated as of November 2, 2001 among Masco
                        Corporation and Masco Europe S.A.R.L., as borrowers, the
                        banks party thereto as lenders, Commerzbank AG, New York and
                        Grand Cayman Branches as Documentation Agent, and Citibank,
                        N.A., as Syndication Agent and Bank One, NA, as
                        Administrative Agent (filed herewith).
            4.e         $1.25 billion 5-Year Revolving Credit Agreement dated as of
                        November 6, 2000 among Masco Corporation and Masco Europe
                        S.A.R.L., as borrowers, the banks party thereto, Commerzbank
                        AG, New York and Grand Cayman Branches, and Citibank, N.A.,
                        as Syndication Agents, BNP Paribas, as Documentation Agent,
                        and Bank One, NA, as Administrative Agent(6).
            4.f         DM 350,000,000 Multicurrency Revolving Credit Facility dated
                        September 14, 1998 among Masco GmbH, as Borrower, Masco
                        Corporation, as Guarantor, Commerzbank Aktiengesellschaft,
                        as Arranger, and Commerzbank International S.A., as Agent
                        for the banks party thereto(2).
            4.g         DM 400,000,000 Term Loan Facility dated July 9, 1997 among
                        Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
                        Commerzbank Aktiengesellschaft, as Arranger, and Commerzbank
                        International S.A., as Agent for the banks party thereto;
                        and Amendment dated as of June 12, 1998 to Credit
                        Agreement(2).
            NOTE:       Other instruments, notes or extracts from agreements
                        defining the rights of holders of long-term debt of Masco
                        Corporation or its subsidiaries have not been filed since
                        (i) in each case the total amount of long-term debt
                        permitted thereunder does not exceed 10 percent of Masco
                        Corporation's consolidated assets, and (ii) such
                        instruments, notes and extracts will be furnished by Masco
                        Corporation to the Securities and Exchange Commission upon request.
            10.a        Subordinated Loan Agreement dated as of November 28, 2000
                        between MascoTech, Inc. (now known as Metaldyne Corporation)
                        and Masco Corporation(7).
            10.b        Shareholders Agreement by and among MascoTech, Inc. (now
                        known as Metaldyne Corporation), Masco Corporation, Richard
                        Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28,
                        2000(7).
            NOTE:       Exhibits 10.c through 10.h constitute the management
                        contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
            10.c        Masco Corporation 1991 Long Term Stock Incentive Plan (as
                        amended and restated September 13, 2000)(7).
            10.d        Masco Corporation Supplemental Executive Retirement and
                        Disability Plan, dated October 2, 2000(7).
            10.e        Masco Corporation 1997 Annual Incentive Compensation
                        Plan(1).
            10.f        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
                        amended October 9, 2001) (filed herewith).
            10.g        Description of the Masco Corporation Program for Estate,
                        Financial Planning and Tax Assistance(1).
            10.h        Masco Corporation Executive Stock Purchase Program(5).

            10.i        12% Senior Note Due 2008 by Furnishings International Inc.
                        to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
                        and Masco Corporation (filed herewith).
            10.j        Registration Rights Agreement among Masco Corporation and
                        the Investors listed therein dated as of August 31, 1999(3).
            12          Computation of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends (filed herewith).
            21          List of Subsidiaries (filed herewith).
            23          Consent of PricewaterhouseCoopers LLP relating to Masco
                        Corporation's Consolidated Financial Statements and
                        Financial Statement Schedule (filed herewith).

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

 (3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

 (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

 (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

 (8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 (9) Incorporated by reference to the Exhibits filed with Masco Corporation's Registration Statement on Form S-3 filed November 20, 2001.

(10) Incorporated by reference to the Exhibits filed with Masco Corporation's Registration Statement on Form S-8 filed December 18, 2001.

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

                                          MASCO CORPORATION

                                          BY        /s/ TIMOTHY WADHAMS
                                            ------------------------------------
                                                      TIMOTHY WADHAMS
                                             Vice President and Chief Financial
                                                           Officer

March 28, 2002

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

PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN                 Chairman of the Board and Chief
---------------------------------------------        Executive Officer
            RICHARD A. MANOOGIAN

PRINCIPAL FINANCIAL OFFICER:

             /s/ TIMOTHY WADHAMS                   Vice President and Chief Financial
---------------------------------------------        Officer
               TIMOTHY WADHAMS

PRINCIPAL ACCOUNTING OFFICER:

           /s/ ROBERT B. ROSOWSKI                  Vice President and Treasurer
---------------------------------------------
             ROBERT B. ROSOWSKI

            /s/ THOMAS G. DENOMME                  Director
---------------------------------------------
              THOMAS G. DENOMME

              /s/ PETER A. DOW                     Director
---------------------------------------------
                PETER A. DOW
         /s/ ANTHONY F. EARLEY, JR.                Director                                 March 28, 2002
---------------------------------------------
           ANTHONY F. EARLEY, JR.

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

             /s/ VERNE G. ISTOCK                   Director
---------------------------------------------
               VERNE G. ISTOCK

           /s/ RAYMOND F. KENNEDY                  President and Chief Operating
---------------------------------------------        Officer and Director
             RAYMOND F. KENNEDY

              /s/ WAYNE B. LYON                    Director
---------------------------------------------
                WAYNE B. LYON

             /s/ JOHN A. MORGAN                    Director
---------------------------------------------
               JOHN A. MORGAN

          /s/ MARY ANN VAN LOKEREN                 Director
---------------------------------------------
            MARY ANN VAN LOKEREN

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

       COLUMN A           COLUMN B             COLUMN C             COLUMN D      COLUMN E
-----------------------  -----------   ------------------------   ------------   -----------
                                              ADDITIONS
                                       ------------------------
                         BALANCE AT    CHARGED TO     CHARGED                    BALANCE AT
                          BEGINNING     COSTS AND     TO OTHER                     END OF
      DESCRIPTION         OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------------------  -----------   -----------   ----------   ------------   -----------
                                                        (A)           (B)
Allowance for doubtful
  accounts, deducted
  from accounts
  receivable in the
  balance sheet:
     2001..............  $35,916,900   $32,705,500   $5,599,700   $(17,982,000)  $56,240,100
                         ===========   ===========   ==========   ============   ===========
     2000..............  $26,125,600   $10,793,600   $1,727,400   $ (2,729,700)  $35,916,900
                         ===========   ===========   ==========   ============   ===========
     1999..............  $22,235,500   $12,514,200   $4,326,300   $(12,950,400)  $26,125,600
                         ===========   ===========   ==========   ============   ===========

     (A) Allowance of companies acquired and companies disposed of, net.

     (B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

3.i         Restated Certificate of Incorporation of Masco Corporation
            and amendments thereto(9).
3.ii        Bylaws of Masco Corporation, as amended(10).
4.a         Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York,
            as Trustee(filed herewith), and Directors' resolutions
            establishing Masco Corporation's: (i) 6 1/8% Notes Due
            September 15, 2003(2); (ii) 7 1/8% Debentures Due August 15,
            2013(2); (iii) 6.625% Debentures Due April 15, 2018(2); (iv)
            5.75% Notes Due October 15, 2008(2); and (v) 7 3/4%
            Debentures Due August 1, 2029(4).
4.a.i       Agreement of Appointment and Acceptance of Successor Trustee
            dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago(4).
4.a.ii      Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago(4).
4.b         Indenture dated as of February 12, 2001 between Masco
            Corporation and Bank One Trust Company, National
            Association, as Trustee(7), and (i) Directors' Resolutions
            establishing Masco Corporation's 6 3/4% Notes Due March 15,
            2006(7); and (ii) Directors' resolutions establishing Masco
            Corporation's 6% Notes Due May 3, 2004(8).
4.b.i       First Supplemental Indenture dated as of July 20, 2001 to
            the Indenture dated February 12, 2001 by and among Masco
            Corporation and Bank One Trust Company, National Association
            as Trustee relating to the Company's Zero Coupon Convertible
            Senior Notes Due July 20, 2031(8).
4.c         Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent(7);
            and Amendment No. 1 dated September 23, 1998(7).
4.d         Amended and Restated $1 billion 364-day Revolving Credit
            Agreement dated as of November 2, 2001 among Masco
            Corporation and Masco Europe S.A.R.L., as borrowers, the
            banks party thereto as lenders, Commerzbank AG, New York and
            Grand Cayman Branches as Documentation Agent, and Citibank,
            N.A., as Syndication Agent and Bank One, NA, as
            Administrative Agent (filed herewith).
4.e         $1.25 billion 5-Year Revolving Credit Agreement dated as of
            November 6, 2000 among Masco Corporation and Masco Europe
            S.A.R.L., as borrowers, the banks party thereto, Commerzbank
            AG, New York and Grand Cayman Branches, and Citibank, N.A.,
            as Syndication Agents, BNP Paribas, as Documentation Agent,
            and Bank One, NA, as Administrative Agent(6).
4.f         DM 350,000,000 Multicurrency Revolving Credit Facility dated
            September 14, 1998 among Masco GmbH, as Borrower, Masco
            Corporation, as Guarantor, Commerzbank Aktiengesellschaft,
            as Arranger, and Commerzbank International S.A., as Agent
            for the banks party thereto(2).
4.g         DM 400,000,000 Term Loan Facility dated July 9, 1997 among
            Masco GmbH, as Borrower, Masco Corporation, as Guarantor,
            Commerzbank Aktiengesellschaft, as Arranger, and Commerzbank
            International S.A., as Agent for the banks party thereto;
            and Amendment dated as of June 12, 1998 to Credit
            Agreement(2).

NOTE:       Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such
            instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.
10.a        Subordinated Loan Agreement dated as of November 28, 2000
            between MascoTech, Inc. (now known as Metaldyne Corporation)
            and Masco Corporation(7).
10.b        Shareholders Agreement by and among MascoTech, Inc. (now
            known as Metaldyne Corporation), Masco Corporation, Richard
            Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28,
            2000(7).
NOTE:       Exhibits 10.c through 10.h constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.c        Masco Corporation 1991 Long Term Stock Incentive Plan (as
            amended and restated September 13, 2000)(7).
10.d        Masco Corporation Supplemental Executive Retirement and
            Disability Plan, dated October 2, 2000(7).
10.e        Masco Corporation 1997 Annual Incentive Compensation
            Plan(1).
10.f        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
            amended October 9, 2001) (filed herewith).
10.g        Description of the Masco Corporation Program for Estate,
            Financial Planning and Tax Assistance(1).
10.h        Masco Corporation Executive Stock Purchase Program(5).
10.i        12% Senior Note Due 2008 by Furnishings International Inc.
            to Masco Corporation and Registration Rights Agreement dated as of August 5, 1996 between Furnishings International Inc.
            and Masco Corporation (filed herewith).
10.j        Registration Rights Agreement among Masco Corporation and
            the Investors listed therein dated as of August 31, 1999(3).
12          Computation of Ratio of Earnings to Combined Fixed Charges
            and Preferred Stock Dividends (filed herewith).
21          List of Subsidiaries (filed herewith).
23          Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Consolidated Financial Statements and
            Financial Statement Schedule (filed herewith).

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

 (3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

 (4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

 (5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 (7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

 (8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 (9) Incorporated by reference to the Exhibits filed with Masco Corporation's Registration Statement on Form S-3 filed November 20, 2001.

(10) Incorporated by reference to the Exhibits filed with Masco Corporation's Registration Statement on Form S-8 filed December 18, 2001.