Form 10-Q
period 2002-03-31
MASCO CORP /DE/
filed 2002-05-15
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2002.          COMMISSION FILE NUMBER 1-5794

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



                                  (313) 274-7400
------------------------------------------------------------------------------
                                (TELEPHONE NUMBER)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES   X     NO
                                  -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                          SHARES OUTSTANDING AT
            CLASS                                              MAY 1, 2002
            -----                                              -----------

COMMON STOCK, PAR VALUE $1 PER SHARE                           460,588,000

                                MASCO CORPORATION

                                      INDEX

                                                                PAGE NO.
                                                                --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     March 31, 2002 and December 31, 2001            1

                 Condensed Consolidated Statement of
                     Income for the Three Months Ended
                     March 31, 2002 and 2001                         2

                 Condensed Consolidated Statement of
                     Cash Flows for the Three Months Ended
                     March 31, 2002 and 2001                         3

                 Notes to Condensed Consolidated
                     Financial Statements                          4-9

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      10-14

Part II.    Other Information and Signature                      15-16

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      MARCH 31, 2002 AND DECEMBER 31, 2001
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                            ------------------------

                                                  (UNAUDITED)
                                                   MARCH 31,     DECEMBER 31,
          ASSETS                                     2002            2001
          ------                                  ----------     ------------
Current assets:
     Cash and cash investments                    $  238,160      $  311,990
     Accounts and notes receivable, net            1,377,180       1,204,210
     Prepaid expenses and other                      171,000         197,620
     Inventories:
          Raw material                               369,680         392,820
          Finished goods                             381,580         356,360
          Work in process                            145,990         163,920
                                                  ----------      ----------
                                                     897,250         913,100
                                                  ----------      ----------
               Total current assets                2,683,590       2,626,920

Equity investments                                    83,800          82,290
Securities of Furnishings International Inc.         142,550         132,550
Property and equipment, net                        2,009,720       2,016,730
Acquired goodwill, net                             3,271,220       3,234,000
Other intangible assets, net                         308,600         309,890
Other assets                                         843,410         780,950
                                                  ----------      ----------
               Total assets                       $9,342,890      $9,183,330
                                                  ==========      ==========

          LIABILITIES
          -----------

Current liabilities:
     Notes payable                                $  130,690      $  129,860
     Accounts payable                                402,540         322,280
     Accrued liabilities                             782,720         784,420
                                                  ----------      ----------
               Total current liabilities           1,315,950       1,236,560

Long-term debt                                     3,576,350       3,627,630
Deferred income taxes and other                      217,760         199,310
                                                  ----------      ----------
               Total liabilities                   5,110,060       5,063,500
                                                  ----------      ----------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
          --------------------

Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2002 -- 20,000; 2001 -- 20,000                       20              20
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2002 -- 460,520,000; 2001 -- 459,050,000        460,520         459,050
Paid-in capital                                    1,408,570       1,380,820
Retained earnings                                  2,553,960       2,468,230
Accumulated other comprehensive income (loss)       (190,240)       (188,290)
                                                  ----------      ----------
               Total shareholders' equity          4,232,830       4,119,830
                                                  ----------      ----------
               Total liabilities and
                 shareholders' equity             $9,342,890      $9,183,330
                                                  ==========      ==========


            See notes to condensed consolidated financial statements.

                               MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                            ------------------------

                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
                                                 2002             2001
                                              ----------       ----------
Net sales                                     $2,100,000       $1,896,000
Cost of sales                                  1,454,050        1,341,840
                                              ----------       ----------

    Gross profit                                 645,950          554,160

Selling, general and administrative expenses     355,350          318,760
Amortization of acquired goodwill                 ---              23,000
                                              ----------       ----------

    Operating profit                             290,600          212,400
                                              ----------       ----------

Other income (expense), net:
  Interest expense                               (55,100)         (58,300)
  Other, net                                      (7,900)          22,900
                                              ----------       ----------
                                                 (63,000)         (35,400)
                                              ----------       ----------

    Income before income taxes                   227,600          177,000

Income taxes                                      77,400           62,000
                                              ----------       ----------

    Net income                                $  150,200       $  115,000
                                              ==========       ==========

Earnings per common share:
    Basic                                           $.32             $.25
                                                    ====             ====
    Diluted                                         $.31             $.25
                                                    ====             ====

Cash dividends declared and paid
  per common share                                  $.135            $.13
                                                    =====            ====


SUPPLEMENTAL DISCLOSURE:
    Net income as reported                                     $  115,000
    Goodwill amortization, net of tax                              19,300
                                                               ----------
    Net income as adjusted                                     $  134,300
                                                               ==========

    Earnings per common share:

        Basic as reported                                            $.25
        Goodwill amortization, net of tax                             .04
                                                                     ----
        Basic as adjusted                                            $.29
                                                                     ====


        Diluted as reported                                          $.25
        Goodwill amortization, net of tax                             .04
                                                                     ----
        Diluted as adjusted                                          $.29
                                                                     ====

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                            ------------------------

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                    ------------------------
                                                       2002           2001
                                                    ---------      ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                    $ 225,390      $ 138,300
     (Increase) in receivables                       (180,780)       (96,630)
     Decrease (increase) in inventories                 5,910        (45,560)
     Increase (decrease) in accounts payable and
       accrued liabilities, net                        85,740        (27,810)
                                                    ---------      ---------

          Total cash from (for) operating
            activities                                136,260        (31,700)
                                                    ---------      ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in principally bank debt                 53,640        284,930
     Payment of principally bank debt                (104,890)      (819,300)
     Issuance of 6.75% notes                            ---          800,000
     Purchase of Company common stock for:
       Retirement                                       ---          (25,190)
       Long-term stock incentive award plan           (21,380)       (22,950)
     Cash dividends paid                              (64,310)       (59,790)
                                                    ---------      ---------

          Total cash (for) from financing
            activities                               (136,940)       157,700
                                                    ---------      ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                             (56,670)       (65,260)
     Purchases of marketable securities              (131,380)      (174,390)
     Purchases of other investments, net                 (620)        (2,470)
     Proceeds from disposition of:
       Marketable securities                          114,660         96,440
       Business                                        15,430          ---
     Acquisition of companies, net of cash acquired   (10,280)       (80,630)
     Other, net                                        (4,290)        20,310
                                                    ---------       --------

          Total cash (for) investing activities       (73,150)      (206,000)
                                                    ---------      ---------

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                         (73,830)       (80,000)
     At January 1                                     311,990        169,430
                                                    ---------      ---------

     At March 31                                    $ 238,160      $  89,430
                                                    =========      =========

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2002 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001. The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements.

       On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company has provided a supplemental disclosure of adjusted net income and basic and diluted earnings per common share for the three months ended March 31, 2001 on the statement of income to exclude goodwill amortization expense.

       The Company is expected to complete the first step of the transitional goodwill impairment testing by June 30, 2002. If any impairment is indicated, the Company will record such impairment as a cumulative effect of a change in accounting principle effective January 1, 2002 in accordance with SFAS No. 142.

       The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by segment, are as follows, in thousands:

                                     BALANCE                                    BALANCE
                                DECEMBER 31, 2001  ADDITIONS(A) OTHER(B)     MARCH 31, 2002
                                -----------------  -----------  --------     --------------
       Cabinets and Related
         Products                  $  553,060      $   ---      $ (5,200)      $  547,860
       Plumbing Products              175,930          2,500      (1,850)         176,580
       Installation and Other
         Services                     957,920          7,290       ---            965,210
       Decorative Architectural
         Products                     454,240         ---         (2,100)         452,140
       Other Specialty Products     1,092,850         40,700      (4,120)       1,129,430
                                   ----------      ---------    --------       ----------
         Total                     $3,234,000      $  50,490    $(13,270)      $3,271,220
                                   ==========      =========    ========       ==========

       (A) Additions to the carrying amount of goodwill include acquisitions and other purchase price adjustments. For the three months ended March 31, 2002, additions principally include the payment of approximately $25 million of additional contingent consideration in Company common stock and cash for prior purchase acquisitions and other purchase price adjustments related to the finalization of certain purchase price allocations.

       (B) Other changes to the carrying amount of goodwill principally include foreign currency translation adjustments.

       Other indefinite-lived intangible assets include registered trademarks of $220 million at March 31, 2002. The carrying value of the Company's definite-lived intangible assets is $88.5 million at March 31, 2002 (including accumulated amortization of $18.2 million) and principally includes customer relationships and non-compete agreements.

       On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A -- concluded:

         Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including co-operative advertising expenses and other customer related incentives, be recorded as a reduction in sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $15 million of co-operative advertising expenses from selling expense to a reduction in sales for the three months ended March 31, 2001. This reclassification did not result in a change in net income or earnings per common share.

         Certain prior-year amounts have been reclassified to conform to the 2002 presentation in the condensed consolidated financial statements.

B. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
         Numerator:
            Net income as reported                     $150,200         $115,000
                                                       ========         ========

         Denominator:
            Basic common shares (based on weighted
              average)                                  467,200          451,900
            Add:
              Contingent common shares                   13,300            9,000
              Stock option dilution                       3,400            2,800
                                                       --------         --------
            Diluted common shares                       483,900          463,700
                                                       ========         ========

         For the three months ended March 31, 2002, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at March 31, 2002, they were not convertible according to their terms.

C. In December 2000, the Company adopted a plan to dispose of several businesses that the Company believed were not core to its long-term growth strategies. In the first quarter of 2002, the Company sold its subsidiary, StarMark Cabinetry, Inc., for approximate book value. StarMark was included in the Cabinets and Related Products segment and had annual sales of approximately $50 million. Net assets of businesses held for disposition were approximately $115 million at March 31, 2002.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

D. The Company reevaluated the carrying value of its investment in securities of Furnishings International Inc. ("FII") and, in the third quarter of 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated fair value of approximately $133 million, which represents the approximate fair value of consideration ultimately expected to be received from FII for the repayment of the indebtedness. The ultimate consideration has been estimated by the Company based on the Company's analysis of FII's recent indicated plans to dispose of its businesses and other assets. Management of FII expects the disposition process to be substantially complete by the end of 2002; however, due to various factors, the disposition process and the determination of the consideration ultimately to be received by the Company may extend beyond the end of 2002. In January 2002, the Company entered into a $30 million subordinated revolving credit agreement with FII, with interest payable at the prime rate, to assist FII with its temporary cash requirements incident to the liquidation process. Such arrangement is collateralized by a lien on certain assets. At March 31, 2002, $9 million was outstanding under this credit agreement; such amount was repaid by FII in April 2002.

E.       Other income (expense), net consists of the following, in thousands:


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                      -------------------------
                                                        2002             2001
                                                      --------         --------
         Interest expense                             $(55,100)        $(58,300)
         Equity earnings (loss)                          1,900           (1,400)
         Income from cash and cash investments             800            1,700
         Other interest income                             900           16,100
         Other, net                                    (11,500)           6,500
                                                      --------         --------
                                                      $(63,000)        $(35,400)
                                                      ========         ========

         Other interest income for the three months ended March 31, 2001 included $14.7 million of interest income from the 12% pay-in-kind junior debt securities of FII. The recording of such interest income was discontinued effective July 1, 2001 due to the impairment of the Company's investment in FII.

         Realized gains (losses) and dividend income from marketable securities included in other, net above were as follows, in thousands:

                                                        THREE MONTHS ENDED
                                                            MARCH 31
                                                    -------------------------
                                                      2002             2001
                                                    --------         --------
          Realized gains                            $  4,920         $ 17,230
          Realized losses                            (18,030)          (4,430)
                                                    --------         --------
            Net realized gains (losses)             $(13,110)        $ 12,800
                                                    ========         ========

          Dividend income                           $    950         $    780
                                                    ========         ========

         Other, net for the three months ended March 31, 2002 and 2001 also includes $3.3 million and $3.7 million, respectively, of income and gains, net regarding other investments.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

F. Subsequent Event - In May 2002, the Company sold approximately 22 million shares (up to 25.3 million shares including the underwriters' over-allotment option) of Company common stock in a public offering at an initial price of $27.85 per common share, resulting in gross proceeds of approximately $613 million. The Company plans to use the proceeds from the equity issuance to reduce indebtedness and for other general corporate purposes. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $1.4 billion of debt and equity securities.

G. The following table presents information about the Company by segment and geographic area, in millions:


                                            THREE MONTHS ENDED MARCH 31
                                      ---------------------------------------
                                       2002      2001        2002    2001
                                      ---------------------------------------
                                       Net Sales  (1)    Operating Profit (2)
                                      ---------------    --------------------
         The Company's operations by
          segment were:
            Cabinets and Related
              Products                    $  656    $  601       $ 67    $ 66
            Plumbing Products                464       416         72      49
            Installation and Other
              Services                       390       426         64      52
            Decorative Architectural
              Products                       359       322         73      55
            Other Specialty Products         231       131         39      14
                                          ------    ------       ----    ----
                Total                     $2,100    $1,896       $315    $236
                                          ======    ======       ====    ====

         The Company's operations by
          geographic area were:
            North America                 $1,795    $1,593       $277    $205
            International, principally
              Europe                         305       303         38      31
                                          ------    ------       ----    ----
                Total                     $2,100    $1,896        315     236
                                          ======    ======

         General corporate expense,
           net                                                    (24)    (24)
                                                                 ----    ----
         Operating profit, after
           general corporate expense                              291     212
         Other (expense), net                                     (63)    (35)
                                                                 ----    ----
         Income before income taxes                              $228    $177
                                                                 ====    ====

         (1)  Intra-company sales among segments were not material.
         (2) Operating profit excluding goodwill amortization expense for the three months ended March 31, 2001 was: Cabinets and Related Products - $70 million, Plumbing Products - $50 million, Installation and Other Services - $63 million, Decorative Architectural Products - $58 million and Other Specialty Products
              - $18 million.

H.       The Company's total comprehensive income was as follows, in thousands:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                    -------------------------
                                                      2002             2001
                                                    --------         --------
         Net income                                $150,200         $115,000
         Other comprehensive income (loss):
           Cumulative translation adjustments       (14,110)         (42,360)
           Unrealized gain (loss) on marketable
             securities, net of income tax
             (credit) of $7,140 and $(8,170),
             respectively                            12,160          (13,930)
                                                   --------         --------

            Total comprehensive income             $148,250         $ 58,710
                                                   ========         ========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

I. The Company is subject to lawsuits and pending or asserted claims with respect to matters arising in the ordinary course of business.

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

         Behr has also been served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia, Canada and Ontario, Canada. The complaints allege that some of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Some of the complaints seek nationwide class action certification; others seek class action certification for one state or region. Proceedings in the California actions are being coordinated in the San Joaquin, California Superior Court.

         The Multnomah County, Oregon Circuit Court issued an order granting plaintiffs' motion for state class certification in the Oregon case. In addition, the Grays Harbor County, Washington Superior Court issued an order granting plaintiffs' motion for national class certification in the Washington case. As a result of that decision, the cases in all of the other states, except for New Jersey and Illinois, have been stayed. The New Jersey case was dismissed without prejudice. On May 9, 2002, a Washington Appeals Court Commissioner granted a petition filed by Behr and the Company for immediate appellate review of the Washington decision.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note I - concluded:

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

                              SALES AND OPERATIONS

       The following table sets forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions.

                                                            Percent Increase
                                                               (Decrease)
                                  Three Months Ended        ----------------
                                      March 31,             2002      2002
                                  ------------------         vs.       vs.
                                   2002        2001         2001     2001(A)
                                  ------------------        ----     -------
NET SALES:
  Cabinets and Related Products   $  656      $  601          9%        7%
  Plumbing Products                  464         416         12%       11%
  Installation and Other
    Services                         390         426         (8%)(B)    6%
  Decorative Architectural
    Products                         359         322         11%       11%
  Other Specialty Products           231         131         76%       (5%)
                                  ------      ------
  Total                           $2,100      $1,896         11%        8%
                                  ======      ======

  North America                   $1,795      $1,593         13%       11%
  International, principally
    Europe                           305         303          1%       (6%)
                                  ------      ------
  Total                           $2,100      $1,896         11%        8%
                                  ======      ======

                                    Three Months Ended March 31,
                                   ------------------------------
                                   2002       2001(D)     2001(E)
                                   ------------------------------
OPERATING PROFIT MARGIN: (C)
  Cabinets and Related Products    10.2%       11.6%       11.0%
  Plumbing Products                15.5%       12.0%       11.8%
  Installation and Other
    Services                       16.4%       14.8%       12.2%
  Decorative Architectural
    Products                       20.3%       18.0%       17.1%
  Other Specialty Products         16.9%       13.7%       10.7%

  North America                    15.4%       14.0%       12.9%
  International, principally
    Europe                         12.5%       11.9%       10.2%
  Total                            15.0%       13.7%       12.4%


(A) Percentage change in sales, excluding acquisitions and divestitures.
(B) Reflects the effect of a divestiture.
(C) Before general corporate expense.
(D) Three months ended March 31, 2001 excluding goodwill amortization expense.
(E) Three months ended March 31, 2001 including goodwill amortization expense.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

       Net sales for the three months ended March 31, 2002 increased 11 percent from the comparable period in 2001. Excluding acquisitions and divestitures, first quarter 2002 net sales increased 8 percent from the comparable period of the prior year due principally to improved economic and business conditions in certain of the Company's markets, which contributed to higher unit sales volume and sell-through to end-user customers of certain products, particularly faucets, cabinets and architectural coatings.

       Changes in net sales in the following segment and geographic area discussion exclude the impact of acquisitions and divestitures.

       Improved economic and business conditions contributed to sales increases in the first quarter of 2002 from the comparable period of the prior year of 7 percent, 11 percent, 6 percent and 11 percent in the Cabinets and Related Products, Plumbing Products, Installation and Other Services and Decorative Architectural Products segments, respectively. Net sales of the Company's Other Specialty Products segment decreased 5 percent in the first quarter of 2002 due principally to the negative effect of a stronger U.S. dollar on the translation of local currencies of European operations included in this segment.

       Net sales from North American and International operations for the first quarter of 2002 increased 11 percent and decreased 6 percent, respectively, as compared with the first quarter of 2001. In the first quarter of 2002, International sales continued to be impacted by a stronger U.S. dollar, principally against the Euro, which lowered International sales by approximately 4 percent, and by continued weak market and economic conditions, particularly in Germany.

                                OPERATING MARGINS

       The Company's gross profit margin increased to 30.8 percent for the first quarter of 2002 from 29.2 percent for the comparable period in 2001. The increase in gross profit margin reflects sales volume increases in all of the Company's business segments except the Other Specialty Products segment, a more favorable product mix, gross margins of certain acquired companies, which were higher than the Company average, and the favorable influence of the Company's profit improvement initiatives. Selling, general and administrative expenses as a percentage of sales were 16.9 percent for the first quarter of 2002 and 16.8 percent for the comparable period of the prior year.

       Changes in operating profit margin in the following discussion exclude goodwill amortization expense.

       The Company's operating profit margin, after general corporate expense, was 13.8 percent for the first quarter of 2002 as compared with 12.4 percent for the first quarter of 2001. Operating profit margin, before general corporate expense, was 15.0 percent for the first quarter of 2002 as compared with 13.7 percent for the first quarter of 2001. The Company's operating profit margin increased in the first quarter of 2002 as compared with the first quarter of 2001, due principally to a lower cost of sales percentage and a corresponding increase in gross profit margin as described above. Operating profit margin in the Cabinets and Related Products segment for the first quarter of 2002 includes the effect of costs related to a discontinued product line and the recent plant closures. Operating profit margin in the Installation and Other Services segment for the first quarter of 2002 includes the effect of cost reductions resulting from integration activities related to a significant acquisition in early 2001, as well as the effect of the disposition of a lower margin business in July 2001.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER INCOME (EXPENSE), NET

       Included in other interest income for the three months ended March 31, 2001 is $14.7 million of interest income from the 12% pay-in-kind junior debt securities of Furnishings International Inc. The recording of such interest income was discontinued effective July 1, 2001 due to the impairment of the Company's investment in Furnishings International Inc.

       Other, net for the first quarter of 2002 includes $13.1 million of realized losses, net from the sale of marketable securities, dividend income from marketable securities of $1.0 million and $3.3 million of income and gains, net regarding other investments. Other, net for the first quarter of 2001 included $12.8 million of realized gains, net from the sale of marketable securities, dividend income from marketable securities of $.8 million and $3.7 million of income and gains, net regarding other investments.

       Interest expense for the first quarter of 2002 decreased $3.2 million to $55.1 million as compared with interest expense of $58.3 million in the first quarter of 2001 due primarily to lower variable-rate borrowings in the first quarter of 2002 compared with the first quarter of 2001.

                    NET INCOME AND EARNINGS PER COMMON SHARE

       Net income for the first quarter of 2002 was $150.2 million and diluted earnings per common share increased to $.31 compared with $.25 per common share ($.29 excluding goodwill amortization expense) for the comparable period of 2001, due principally to the previously mentioned items. The Company's effective tax rate for the three months ended March 31, 2002 was 34.0 percent, as compared with 35.0 percent (33.0 percent excluding goodwill amortization expense) for the comparable period of the prior year. The Company estimates that its effective tax rate should approximate 34.0 percent for 2002.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 2.0 to 1 at March 31, 2002, as compared with 2.1 to 1 at December 31, 2001.

       For the three months ended March 31, 2002, cash of $136.3 million was provided by operating activities. Cash used for financing activities was $136.9 million, including $51.2 million from a net decrease in long-term debt, primarily related to payments of bank debt, $64.3 million for cash dividends paid and $21.4 million for the acquisition of Company common stock for the Company's long-term incentive award plan. Cash used for investing activities was $73.2 million, including $56.7 million for capital expenditures, $10.3 million related to acquisitions, $17.3 million for the net purchases of marketable securities and other investments, and $4.3 million for other cash outflows. Cash provided by investing activities included $15.4 million from the disposition of a business. The aggregate of the preceding items represents a net cash outflow of $73.8 million.

       First quarter 2002 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable as compared with December 31, 2001 and an increase in days sales in accounts receivable due to an extension of payment terms with a major customer. Most of the annual increase in accounts receivable is typically experienced in the first half of the year.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       In May 2002, the Company sold approximately 22 million shares (up to 25.3 million shares including the underwriters' over-allotment option) of Company common stock in a public offering at an initial price of $27.85 per common share, resulting in gross proceeds of approximately $613 million. The Company plans to use the proceeds from the equity issuance to reduce indebtedness and for other general corporate purposes. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $1.4 billion of debt and equity securities.

       The Company reevaluated the carrying value of its investment in securities of Furnishings International Inc. ("FII") and, in the third quarter of 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated fair value of approximately $133 million, which represents the approximate fair value of consideration ultimately expected to be received from FII for the repayment of the indebtedness. The ultimate consideration has been estimated by the Company based on the Company's analysis of FII's recent indicated plans to dispose of its businesses and other assets. Management of FII expects the disposition process to be substantially complete by the end of 2002; however, due to various factors, the disposition process and the determination of the consideration ultimately to be received by the Company may extend beyond the end of 2002. In January 2002, the Company entered into a $30 million subordinated revolving credit agreement with FII, with interest payable at the prime rate, to assist FII with its temporary cash requirements incident to the liquidation process. Such arrangement is collateralized by a lien on certain assets. At March 31, 2002, $9 million was outstanding under this credit agreement; such amount was repaid by FII in April 2002.

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note I of the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

       The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

       The Company's internal sales growth has trended upward in recent quarters, with improvement in both sales and incoming orders. The upward trend in sales includes increased sales to retailers with above-average increases in sales of assembled cabinets, faucets and architectural coatings. Recently implemented profit improvement programs are also expected to continue to contribute to margin enhancement. Because the first quarter is seasonally a low quarter for the Company, sales and earnings per common share in the last three quarters of 2002 should average higher than the first quarter results.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RECENTLY ISSUED ACCOUNTING STANDARDS

       On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company is expected to complete the first step of the transitional goodwill impairment testing by June 30, 2002. If any impairment is indicated, the Company will record such impairment as a cumulative effect of a change in accounting principle effective January 1, 2002 in accordance with SFAS No. 142.

       On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

       Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including co-operative advertising expenses and other customer related incentives, be recorded as a reduction in sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $15 million of co-operative advertising expenses from selling expense to a reduction in sales for the three months ended March 31, 2001. This reclassification did not result in a change in net income or earnings per common share.

                           FORWARD-LOOKING STATEMENTS

       Certain sections of this Quarterly Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, competitive market conditions and pricing pressures, relationships with key customers, industry consolidation of retailers, wholesalers and builders, shifts in distribution, the influence of e-commerce and other factors discussed in the Company's Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission, may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

       Information regarding this item is set forth in Note I to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On March 7, 2002 the Company issued 765,360 unregistered shares of Masco Corporation common stock to former shareholders of a 1999 acquired company, in satisfaction of the Company's contingent payment obligations under the original Stock Purchase Agreement entered into with such former shareholders. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

                         12 - Computation of Ratio of Earnings to Combined Fixed
                              Charges and Preferred Stock Dividends


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

                                               MASCO CORPORATION

                                                  (Registrant)



DATE:   MAY 15, 2002                BY:
     ---------------------              ------------------------------------
                                          Timothy Wadhams
                                          Vice-President and
                                           Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  EXHIBIT


Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends