Form 10-Q
period 2002-06-30
MASCO CORP /DE/
filed 2002-08-13
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



         FOR QUARTER ENDED JUNE 30, 2002. COMMISSION FILE NUMBER 1-5794



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

                               YES   X     NO
                                   -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                          SHARES OUTSTANDING AT
            CLASS                                             JULY 31, 2002
            -----                                             -------------
COMMON STOCK, PAR VALUE $1 PER SHARE                           484,500,000

                                MASCO CORPORATION

                                      INDEX

                                                               PAGE NO.
                                                               --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheet -
                     June 30, 2002 and December 31, 2001             1

                 Condensed Consolidated Statement of
                     Income for the Three Months and Six
                     Months Ended June 30, 2002 and 2001             2

                 Condensed Consolidated Statement of
                     Cash Flows for the Six Months Ended
                     June 30, 2002 and 2001                          3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-11

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      12-19

Part II.    Other Information and Signature                      20-21

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                       JUNE 30, 2002 AND DECEMBER 31, 2001
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                            ------------------------

                                                          (UNAUDITED)
                                                            JUNE 30,               DECEMBER 31,
          ASSETS                                              2002                     2001
                                                          ------------             ------------
Current assets:
     Cash and cash investments                            $    628,750             $    311,990
     Accounts and notes receivable, net                      1,520,630                1,204,210
     Prepaid expenses and other                                176,100                  197,620
        Inventories:
          Raw material                                         400,410                  392,820
          Finished goods                                       440,180                  356,360
          Work in process                                      148,540                  163,920
                                                          ------------             ------------
                                                               989,130                  913,100
                                                          ------------             ------------
               Total current assets                          3,314,610                2,626,920

Equity investments                                              94,360                   82,290
Securities of Furnishings International Inc.                        --                  132,550
Property and equipment, net                                  2,096,200                2,016,730
Acquired goodwill, net                                       3,426,590                3,234,000
Other intangible assets, net                                   301,320                  309,890
Other assets                                                 1,185,000                  780,950
                                                          ------------             ------------
               Total assets                               $ 10,418,080             $  9,183,330
                                                          ============             ============

          LIABILITIES
Current liabilities:
     Notes payable                                        $    134,510             $    129,860
     Accounts payable                                          469,130                  322,280
     Accrued liabilities                                       925,120                  784,420
                                                          ------------             ------------
               Total current liabilities                     1,528,760                1,236,560

Long-term debt                                               3,635,480                3,627,630
Deferred income taxes and other                                172,060                  199,310
                                                          ------------             ------------
               Total liabilities                             5,336,300                5,063,500
                                                          ------------             ------------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2002 - 20,000; 2001 - 20,000                                   20                       20
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2002 - 484,490,000; 2001 - 459,050,000                    484,490                  459,050
Paid-in capital                                              2,030,280                1,380,820
Retained earnings                                            2,608,140                2,468,230
Accumulated other comprehensive income (loss)                  (41,150)                (188,290)
                                                          ------------             ------------
               Total shareholders' equity                    5,081,780                4,119,830
                                                          ------------             ------------
               Total liabilities and
                 shareholders' equity                     $ 10,418,080             $  9,183,330
                                                          ============             ============

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                            ------------------------

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   JUNE 30                                JUNE 30
                                                      -------------------------------         -------------------------------
                                                         2002                2001                 2002               2001
                                                      -----------         -----------         -----------         -----------
Net sales                                             $ 2,314,000         $ 2,064,000         $ 4,414,000         $ 3,960,000
Cost of sales                                           1,549,650           1,435,000           3,003,700           2,776,840
                                                      -----------         -----------         -----------         -----------

      Gross profit                                        764,350             629,000           1,410,300           1,183,160

Selling, general and administrative
  expenses                                                369,250             333,380             724,600             652,140
Amortization of acquired goodwill                              --              23,100                  --              46,100
                                                      -----------         -----------         -----------         -----------

      Operating profit                                    395,100             272,520             685,700             484,920
                                                      -----------         -----------         -----------         -----------

Other income (expense), net:
   Interest expense                                       (54,200)            (59,400)           (109,300)           (117,700)
   Other, net                                             (16,200)                880             (24,100)             23,780
                                                      -----------         -----------         -----------         -----------
                                                          (70,400)            (58,520)           (133,400)            (93,920)
                                                      -----------         -----------         -----------         -----------
      Income before income taxes and
        cumulative effect of accounting
        change, net                                       324,700             214,000             552,300             391,000

Income taxes                                              110,400              75,000             187,800             137,000
                                                      -----------         -----------         -----------         -----------

      Income before cumulative effect of
        accounting change, net                            214,300             139,000             364,500             254,000
                                                      -----------         -----------         -----------         -----------

Cumulative effect of accounting change
    (net of income taxes of $24,400)                           --                  --              92,400                  --
                                                      -----------         -----------         -----------         -----------
      Net income                                      $   214,300         $   139,000         $   272,100         $   254,000
                                                      ===========         ===========         ===========         ===========

Earnings per common share:
      Basic:
        Income before cumulative effect of
          accounting change                           $       .45         $       .31         $       .77         $       .56
        Cumulative effect of accounting change                 --                  --                (.20)                 --
                                                      -----------         -----------         -----------         -----------
            Net income                                $       .45         $       .31         $       .57         $       .56
                                                      ===========         ===========         ===========         ===========
      Diluted:
        Income before cumulative effect of
          accounting change                           $       .43         $       .30         $       .74         $       .55
        Cumulative effect of accounting change                 --                  --                (.19)                 --
                                                      -----------         -----------         -----------         -----------
            Net income                                $       .43         $       .30         $       .55         $       .55
                                                      ===========         ===========         ===========         ===========

Cash dividends declared and paid per common
  share                                               $      .135         $       .13         $       .27         $       .26
                                                      ===========         ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE:

    Net income as reported                                                $   139,000                             $   254,000
    Goodwill amortization, net of tax                                          19,400                                  38,700
                                                                          -----------                             -----------
    Net income as adjusted                                                $   158,400                             $   292,700
                                                                          ===========                             ===========

    Earnings per common share:
        Basic as reported                                                 $       .31                             $       .56
        Goodwill amortization, net of tax                                         .04                                     .09
                                                                          -----------                             -----------
        Basic as adjusted                                                 $       .35                             $       .65
                                                                          ===========                             ===========

        Diluted as reported                                               $       .30                             $       .55
        Goodwill amortization, net of tax                                         .04                                     .08
                                                                          -----------                             -----------
        Diluted as adjusted                                               $       .34                             $       .63
                                                                          ===========                             ===========

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                            ------------------------

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                   ---------------------------
                                                       2002           2001
                                                   -----------     -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                   $   524,650     $   376,990
     (Increase) in receivables                        (253,380)       (128,460)
     (Increase) in inventories                         (42,640)        (79,130)
     Increase in accounts payable and
       accrued liabilities, net                        160,120          43,520
                                                   -----------     -----------

          Total cash from operating activities         388,750         212,920
                                                   -----------     -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:

     Increase in principally bank debt                  63,360         407,950
     Payment of principally bank debt                 (686,430)     (1,324,890)
     Issuance of 5.875% notes                          490,770              --
     Issuance of Company common stock                  598,340              --
     Issuance of 6.75% notes                                --         800,000
     Issuance of 6% notes                                   --         500,000
     Purchase of Company common stock for:
       Retirement                                           --         (34,460)
       Long-term stock incentive award plan            (29,000)        (22,950)
     Cash dividends paid                              (128,750)       (119,560)
                                                   -----------     -----------

          Total cash from financing activities         308,290         206,090
                                                   -----------     -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:

     Capital expenditures                             (117,260)       (132,810)
     Purchases of marketable securities               (248,320)       (262,880)
     Proceeds from disposition of:
       Marketable securities                           154,950         170,550
       Business                                         15,430              --
     Acquisition of companies, net of cash
       acquired                                       (202,560)       (241,050)
     Purchases of other investments, net               (36,780)         (7,750)
     Other, net                                         54,260          (8,010)
                                                   -----------     -----------

          Total cash (for) investing activities       (380,280)       (481,950)
                                                   -----------     -----------

CASH AND CASH INVESTMENTS:

     Increase (decrease) for the period                316,760         (62,940)
     At January 1                                      311,990         169,430
                                                   -----------     -----------

     At June 30                                    $   628,750     $   106,490
                                                   ===========     ===========

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2002 and the results of operations for the three months and six months ended June 30, 2002 and 2001 and changes in cash flows for the six months ended June 30, 2002 and 2001. The condensed consolidated balance sheet data at December 31, 2001 was derived from audited financial statements.

       On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, as of January 1, 2002, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company has provided a supplemental disclosure of adjusted net income and basic and diluted earnings per common share for the three months and six months ended June 30, 2001 on the condensed consolidated statement of income to exclude goodwill amortization expense. The Company will test the impairment of goodwill and other indefinite-lived intangible assets on an annual basis utilizing a discounted cash flow model in the fourth quarter of each year. Intangible assets with finite useful lives will be amortized over their useful lives. The Company will evaluate the remaining useful life of amortizable intangible assets for each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

       The Company completed the two-step transitional goodwill impairment testing in the second quarter of 2002. The first step of the test was to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Company performed a second test to measure the amount of the impairment. The Company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow method. This evaluation indicated that goodwill recorded for certain of the Company's business units, principally in Europe, was impaired. Certain of the Company's European businesses have been affected by continued weak market and economic conditions. On adoption of SFAS No. 142, a non-cash impairment charge of $92.4 million ($.19 per common share), net of income tax benefit of $24.4 million, was recognized as a cumulative effect of change in accounting principle in the first half of 2002, effective January 1, 2002. Impairment adjustments, if any, recorded in the future, generally are required to be recorded as operating expenses.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - continued:

         The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment, are as follows, in thousands:

                                                            PRE-TAX
                              BALANCE                     IMPAIRMENT              BALANCE
                         DECEMBER 31, 2001  ADDITIONS(A)     LOSS     OTHER(B)  JUNE 30, 2002
                         -----------------  ------------  ----------  --------  -------------
Cabinets and Related
  Products                  $  553,060       $    --       $ (18,800) $ 39,540    $  573,800
Plumbing Products              175,930           69,110       (7,500)   13,340       250,880
Installation and Other
  Services                     957,920           47,200        --         --       1,005,120
Decorative Architectural
  Products                     454,240            4,560      (31,200)    9,450       437,050
Other Specialty Products     1,092,850          105,420      (59,300)   20,770     1,159,740
                            ----------       ----------    ---------  --------    ----------
  Total                     $3,234,000       $  226,290    $(116,800) $ 83,100    $3,426,590
                            ==========       ==========    =========  ========    ==========

(A) Additions to the carrying amount of goodwill include acquisitions and other purchase price adjustments. For the six months ended June 30, 2002, additions principally include acquisitions of $165 million, the payment of approximately $33 million of additional contingent consideration for prior years' acquisitions and other adjustments related to the finalization of certain purchase price allocations.

(B) Other changes to the carrying amount of goodwill principally include foreign currency translation adjustments.

         Other indefinite-lived intangible assets include registered trademarks of $220 million at June 30, 2002. The carrying value of the Company's definite-lived intangible assets is $81.3 million at June 30, 2002 (including accumulated amortization of $32.6 million) and principally includes customer relationships and non-compete agreements, with a weighted average amortization period of 11 years. Amortization expense related to the definite-lived intangible assets was approximately $9 million for the six months ended June 30, 2002.

         On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

         Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including co-operative advertising expenses and other customer-related incentives, be recorded as a reduction in sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $21 million and $36 million of co-operative advertising expenses from selling expense to a reduction in sales for the three months and six months ended June 30, 2001, respectively. This reclassification did not result in a change in net income or earnings per common share.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities" which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146, which is effective for all exit or disposal activities subsequent to December 31, 2002. The Company is currently evaluating the impact SFAS No. 146 will have on its consolidated financial statements.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

         Certain prior-year amounts have been reclassified to conform to the 2002 presentation in the condensed consolidated financial statements.

B. Depreciation and amortization expense was $107 million and $132 million for the six months ended June 30, 2002 and 2001, respectively.

C. The Company's investment in marketable equity securities (including 4 million shares of Furniture Brands International common stock received in 2002 from Furnishings International Inc. ("FII")) at June 30, 2002 and December 31, 2001 were as follows, in thousands:

                                          Unrealized    Unrealized    Recorded
                            Cost Basis      Gains         Losses       Basis
                            ----------    ----------    ----------    --------
       June 30, 2002         $311,310       $5,820        $(17,750)   $299,380
       December 31, 2001     $126,350       $2,510        $(22,800)   $106,060

D. In the second quarter of 2002, the Company completed the acquisition of several home improvement products companies including Newport Brass, Bristan Limited, Cambrian Windows Limited, Duraflex Limited, Premier Manufacturing Limited and several, relatively small, installation service companies. The results of these purchase acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Newport Brass is a U.S. company headquartered in California and is a manufacturer of premium price-point plumbing products, plumbing specialties and bath accessories. Bristan Limited is a provider of kitchen and bath faucets, showers and bath accessories. Cambrian Windows Limited is a manufacturer of vinyl window frames and Duraflex Limited is an extruder of vinyl window frame components. Premier Manufacturing Limited is a manufacturer of vinyl window frames, door frames and sunrooms. Bristan Limited, Cambrian Windows Limited, Duraflex Limited and Premier Manufacturing Limited are headquartered in the United Kingdom. The aggregate net purchase price of these acquisitions was $280 million, including cash of $180 million, 1.7 million shares of Company common stock valued at $45 million and assumed debt of $55 million.

         Newport Brass and Bristan Limited will be included in the Plumbing Products segment. Cambrian Windows Limited, Duraflex Limited and Premier Manufacturing Limited will be included in the Other Specialty Products segment. The purchase price allocations are preliminary, and as such are estimates. Such allocations for these businesses could change upon the completion of asset valuations, which are on-going as of the date of this filing.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

E. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30              JUNE 30
                                        ------------------  ------------------
                                          2002      2001      2002      2001
                                        --------  --------  --------  --------
      Numerator:
            Income before cumulative
              effect of accounting
              change, net               $214,300  $139,000  $364,500  $254,000
            Cumulative effect of
              accounting change, net          --        --    92,400        --
                                        --------  --------  --------  --------
            Net income                  $214,300  $139,000  $272,100  $254,000
                                        ========  ========  ========  ========

         Denominator:
            Basic common shares (based
              on weighted average)       479,200   451,000   473,200   451,300
            Add:
              Contingent common shares    16,100     9,000    15,900     8,900
              Stock option dilution        3,200     2,800     3,400     2,900
                                        --------  --------  --------  --------
            Diluted common shares        498,500   462,800   492,500   463,100
                                        ========  ========  ========  ========

         For the three months and six months ended June 30, 2002, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at June 30, 2002, they were not convertible according to their terms. Additionally, 2.7 million shares for the three months and six months ended June 30, 2002 and 2.1 million shares for the three months and six months ended June 30, 2001 related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect.

F. In December 2000, the Company adopted a plan to dispose of several businesses that the Company believed were not core to its long-term growth strategies. In the first quarter of 2002, the Company sold its subsidiary, StarMark Cabinetry, Inc., for approximate book value. StarMark was included in the Cabinets and Related Products segment and had annual sales of approximately $50 million.

G. As disclosed in the Company's 2001 Form 10-K, the carrying value of the Company's investment in Furnishings International Inc. ("FII") was adjusted in 2001 to the estimated fair value of proceeds expected to be received from the liquidation of FII in satisfaction of amounts due to the Company for its investment in pay-in-kind junior subordinated debt securities of FII and certain advances to FII (collectively "FII debt").

         During the second quarter of 2002, FII completed the disposition of its operations. In addition, certain non-Masco shareholders of FII agreed to and are in the process of contributing their FII shares back to FII and, as a result, Masco will be the majority shareholder of FII. The remaining assets of FII, principally 4.0 million shares of Furniture Brands International common stock and notes receivable, net of remaining liabilities, principally insurance and pension obligations, represent the proceeds available for the settlement of FII debt and have been recorded in the Company's June 30, 2002 condensed consolidated financial statements, including the elimination of amounts due from FII.

         Although the Company believes the fair value of these assets net of liabilities exceeds the Company's carrying value at June 30, 2002, no gain will be recognized until the underlying assets are disposed of or otherwise converted to cash.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

H.       Other income (expense), net consists of the following, in thousands:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30                 JUNE 30
                               ---------------------   ---------------------
                                 2002         2001       2002         2001
                               ---------   ---------   ---------   ---------
        Interest expense       $ (54,200)  $ (59,400)  $(109,300)  $(117,700)
        Equity earnings            5,400       2,100       7,300         700
        Income from cash and
          cash investments         1,100       1,100       1,900       2,800
        Other interest income        600      17,300       1,500      33,400
        Other, net               (23,300)    (19,620)    (34,800)    (13,120)
                               ---------   ---------   ---------   ---------
                               $ (70,400)  $ (58,520)  $(133,400)  $ (93,920)
                               =========   =========   =========   =========

       Other interest income for the three months and six months ended June 30, 2001 included $15.6 million and $30.3 million, respectively, of interest income from indebtedness of FII. The recording of such interest income was discontinued effective July 1, 2001 due to the impairment of the Company's investment in FII.

       Realized gains (losses) and dividend income from marketable securities included in other, net above were as follows, in thousands:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30                 JUNE 30
                               ---------------------   ---------------------
                                 2002         2001       2002         2001
                               ---------   ---------   ---------   ---------
          Realized gains       $   1,020   $   6,180   $   5,940   $  23,410
          Realized losses        (16,700)    (16,060)    (34,730)    (20,490)
                               ---------   ---------   ---------   ---------
            Net realized gains
             (losses)          $ (15,680)  $  (9,880)  $ (28,790)  $   2,920
                               =========   =========   =========   =========

          Dividend income      $     340   $     430   $   1,290   $   1,210
                               =========   =========   =========   =========

       Other, net for the three months and six months ended ended June 30, 2002 and 2001 also includes $(.3) million and $3.0 million and $(.9) million and $2.8 million, respectively, of income and gains (losses), net regarding other investments.

I. In May 2002, the Company sold 22 million shares of Company common stock in a public offering, resulting in net proceeds to the Company of $598.3 million (net of issuance costs of $14.3 million). On June 24, 2002, the Company issued $500 million of 5-7/8% notes due 2012, resulting in net proceeds of $490.8 million, net of debt issuance costs of $9.2 million, which are being amortized through 2012.

       The Company used the proceeds from the equity and debt issuances to reduce bank indebtedness and for other general corporate purposes. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $900 million of debt and equity securities.

       On July 19, 2002, the Company announced that it amended the terms of its Zero Coupon Convertible Senior Notes ("Notes") due July 20, 2031 to permit an additional date, April 20, 2004, on which holders, at their option, can cause the Company to repurchase the Notes, at the then accreted value of $429.57, payable by the Company in cash on April 26, 2004. Under the original terms of the Notes, holders of $26.4 million of Notes required the Company to repurchase, for $10.7 million cash, the accreted value of such Notes on July 23, 2002.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:

                                              THREE MONTHS ENDED JUNE 30                SIX MONTHS ENDED JUNE 30
                                         ------------------------------------     ------------------------------------
                                           2002     2001      2002      2001        2002     2001      2002      2001
                                         ------------------------------------     ------------------------------------
                                           Net Sales (1)     Operating Profit(2)    Net Sales (1)     Operating Profit(2)
                                         ------------------------------------     ------------------------------------
The Company's operations by segment were:
   Cabinets and Related Products         $  682    $  621    $  100    $   74     $1,338    $1,222    $  167    $  140
   Plumbing Products                        509       446        87        60        973       862       159       109
   Installation and Other Services          398       449        71        64        788       875       135       116
   Decorative Architectural Products        440       417       105        87        799       739       178       142
   Other Specialty Products                 285       131        56        12        516       262        95        26
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $2,314    $2,064    $  419    $  297     $4,414    $3,960    $  734    $  533
                                         ======    ======    ======    ======     ======    ======    ======    ======

The Company's operations by geographic
 area were:
   North America                         $1,973    $1,775    $  373    $  267     $3,768    $3,368    $  650    $  472
   International, principally Europe        341       289        46        30        646       592        84        61
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $2,314    $2,064       419       297     $4,414    $3,960       734       533
                                         ======    ======                         ======    ======


General corporate expense, net                                  (24)      (24)                           (48)      (48)
                                                             ------    ------                         ------    ------
Operating profit, after general
  corporate expense                                             395       273                            686       485

Other (expense), net                                            (70)      (59)                          (134)      (94)
                                                             ------    ------                         ------    ------
Income before income taxes and cumulative
  effect of accounting change, net                           $  325    $  214                         $  552    $  391
                                                             ======    ======                         ======    ======

(1)    Intra-company sales among segments were not material.

(2) Operating profit excluding goodwill amortization expense for the three months and six months ended June 30, 2001 was: Cabinets and Related Products - $77 million and $147 million, Plumbing Products - $62 million and $112 million, Installation and Other Services - $75 million and $138 million, Decorative Architectural Products - $90 million and $148 million and Other Specialty Products - $16 million and $34 million.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K.   The Company's total comprehensive income was as follows, in thousands:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30             JUNE 30
                                      ------------------   ------------------
                                        2002      2001       2002      2001
                                      --------  --------   --------  --------
     Net income                       $214,300  $139,000   $272,100  $254,000
     Other comprehensive income
       (loss):
       Cumulative translation
         adjustments                   155,960   (33,020)   141,850   (75,380)
       Unrealized gain (loss) on
         marketable securities, net
         of income tax (credit) of
         $3,110 and $(1,110),
         respectively                   (6,870)   12,030      5,290    (1,900)
                                      --------  --------   --------  --------

          Total comprehensive income  $363,390  $118,010   $419,240  $176,720
                                      ========  ========   ========  ========

L. Excluding goodwill amortization expense, the Company's adjusted net income and basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 were, in thousands except per share data:

                                                   YEAR ENDED DECEMBER 31,
                                                 2001         2000          1999
                                             -----------   -----------   -----------
       Net income as reported                $   198,500   $   591,700   $   569,600
       Goodwill amortization, net of tax          78,200        55,680        39,320
                                             -----------   -----------   -----------
       Net income as adjusted                $   276,700   $   647,380   $   608,920
                                             ===========   ===========   ===========

       Earnings per common share:
         Basic as reported                   $       .43   $      1.34   $      1.31
         Goodwill amortization, net of tax           .17           .13           .09
                                             -----------   -----------   -----------
         Basic as adjusted                   $       .60   $      1.47   $      1.40
                                             ===========   ===========   ===========

         Diluted as reported                 $       .42   $      1.31   $      1.28
         Goodwill amortization, net of tax           .16           .12           .09
                                             -----------   -----------   -----------
         Diluted as adjusted                 $       .58   $      1.43   $      1.37
                                             ===========   ===========   ===========

M. The Company is subject to lawsuits and pending or asserted claims with respect to matters arising in the ordinary course of business.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note M - concluded:

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2002 AND THE FIRST SIX MONTHS 2002 VERSUS
SECOND QUARTER 2001 AND THE FIRST SIX MONTHS 2001

                       SALES AND OPERATING PROFIT MARGINS

       The following table sets forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions.


                                                                  Percent Increase
                                                                     (Decrease)
                                          Three Months Ended      ----------------
                                               June 30,           2002      2002
                                          ------------------       vs.       vs.
                                           2002        2001       2001     2001(A)
                                          ------------------      ----------------
NET SALES:
  Cabinets and Related Products           $  682      $  621       10%       10%
  Plumbing Products                          509         446       14%       13%
  Installation and Other Services            398         449      (11%)(B)    2%
  Decorative Architectural Products          440         417        6%        6%
  Other Specialty Products                   285         131      118%        0%
                                          ------      ------
      Total                               $2,314      $2,064       12%        8%
                                          ======      ======

  North America                           $1,973      $1,775       11%        9%
  International, principally Europe          341         289       18%        5%
                                          ------      ------
      Total                               $2,314      $2,064       12%        8%
                                          ======      ======

                                           Six Months Ended
                                               June 30,
                                          ------------------
                                           2002        2001
                                          ------------------
NET SALES:
  Cabinets and Related Products           $1,338      $1,222        9%        9%
  Plumbing Products                          973         862       13%       12%
  Installation and Other Services            788         875      (10%)(B)    4%
  Decorative Architectural Products          799         739        8%        8%
  Other Specialty Products                   516         262       97%       (2%)
                                          ------      ------
      Total                               $4,414      $3,960       11%        8%
                                          ======      ======

  North America                           $3,768      $3,368       12%       10%
  International, principally Europe          646         592        9%       (1%)
                                          ------      ------
      Total                               $4,414      $3,960       11%        8%
                                          ======      ======

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                          ----------------------      ----------------------
                                          2002     2001(D)  2001(E)   2002     2001(D)  2001(E)
                                          ----------------------      ----------------------
OPERATING PROFIT MARGIN: (C)
  Cabinets and Related Products           14.7%    12.4%    11.9%     12.5%    12.0%    11.5%
  Plumbing Products                       17.1%    13.9%    13.5%     16.3%    13.0%    12.6%
  Installation and Other Services         17.8%    16.7%    14.3%     17.1%    15.8%    13.3%
  Decorative Architectural Products       23.9%    21.6%    20.9%     22.3%    20.0%    19.2%
  Other Specialty Products                19.6%    12.2%     9.2%     18.4%    13.0%     9.9%

  North America                           18.9%    16.0%    15.0%     17.3%    15.1%    14.0%
  International, principally Europe       13.5%    12.5%    10.4%     13.0%    12.2%    10.3%
      Total                               18.1%    15.5%    14.4%     16.6%    14.6%    13.5%

(A)    Percentage change in sales, excluding acquisitions and divestitures.
(B)    Reflects the effect of a divestiture.
(C)    Before general corporate expense.
(D)    Excluding goodwill amortization expense.
(E)    Including goodwill amortization expense.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

       Net sales for the three-month and six-month periods ended June 30, 2002 increased 12 percent and 11 percent, respectively, from the comparable periods in 2001. Excluding acquisitions and divestitures, net sales for both the three-month and six-month periods ended June 30, 2002 increased 8 percent from the comparable periods of the prior year due principally to improved economic and business conditions in certain of the Company's markets, which contributed to higher unit sales volume and sell-through to end-user customers of certain products, particularly faucets, architectural coatings and cabinets.

                                OPERATING MARGINS

       The Company's gross profit margin increased to 33.0 percent and 32.0 percent for the three-month and six-month periods ended June 30, 2002, respectively, from 30.5 percent and 29.9 percent for the comparable periods in 2001, respectively. The increase in gross profit margin reflects sales volume increases in all of the Company's business segments except the Other Specialty Products segment, gross margins of certain acquired companies, which were higher than the Company average, the favorable influence of the Company's profit improvement initiatives and a more favorable product mix. Selling, general and administrative expenses as a percentage of sales were 16.0 percent and 16.4 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 16.2 percent and 16.5 percent for the comparable periods of the prior year, respectively.

       The Company's operating profit margin, after general corporate expense and excluding goodwill amortization expense in 2001, was 17.1 percent and 15.5 percent for the three-month and six-month periods ended June 30, 2002, respectively, as compared with 14.3 percent and 13.4 percent for the comparable periods of 2001, respectively. Operating profit margin, before general corporate expense and excluding goodwill amortization expense in 2001, was 18.1 percent and 16.6 percent for the three-month and six-month periods ended June 30, 2002, respectively, as compared with 15.5 percent and 14.6 percent for the comparable periods of 2001, respectively. The Company's operating profit margin increased in the second quarter and first six months of 2002 as compared with the comparable periods of 2001, due principally to a lower cost of sales percentage aided also by fixed costs spread over a higher sales level.

                       SEGMENT AND GEOGRAPHIC AREA RESULTS

       Changes in net sales in the following discussion exclude the impact of acquisitions and divestitures. Changes in operating profit margin in the following discussion exclude goodwill amortization expense.

       Net sales of Cabinets and Related Products increased 10 percent and 9 percent for the three-month and six-month periods ended June 30, 2002 from the comparable periods of the prior year due to increased sales volume of cabinets, largely through North American retail distribution channels and, to a lesser extent, increased sales to builders. Operating profit margins for the Cabinets and Related Products segment were 14.7 percent and 12.5 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 12.4 percent and 12.0 percent for the comparable periods of the prior year, respectively. The increase in operating profit margins is primarily due to increased unit sales volume and profit improvement initiatives, offset in part by costs related to a discontinued product line and recent plant closures.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SEGMENT AND GEOGRAPHIC AREA RESULTS (CONTINUED)

       Net sales of Plumbing Products increased 13 percent and 12 percent for the three-month and six-month periods ended June 30, 2002, respectively, from the comparable periods of the prior year. These increases represent the favorable influence of the Company's re-pricing and repositioning strategy of certain faucet units, which was initiated in 2001 and contributed to higher unit sales volume of faucets and market share gains in 2002. The increase in sales of Plumbing Products in 2002 also includes the influence of inventory reduction programs of certain key customers in 2001, which reduced sales for 2001 and favorably influenced the 2002 versus 2001 comparisons. Operating profit margins for the Plumbing Products segment were 17.1 percent and 16.3 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 13.9 percent and 13.0 percent for the comparable periods of the prior year. The increase in operating profit margins is primarily due to the leveraging of fixed costs over increased unit sales volume, the Company's profit improvement initiatives and the benefit of investments in new products and systems development initiated in the prior year.

       Net sales of Installation and Other Services increased 2 percent and 4 percent for the three-month and six-month periods ended June 30, 2002, respectively, from the comparable periods of the prior year. The increase in net sales of this segment during 2002 occurred despite the unfavorable influence of lower pricing to customers related to reduced insulation material costs, which partially offset volume increases and sales increases of non-insulation products. Operating profit margins for the Installation and Other Services segment were 17.8 percent and 17.1 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 16.7 percent and 15.8 percent for the comparable periods of the prior year. Operating profit margins in the Installation and Other Services segment for 2002 benefited from the effect of cost reductions resulting from integration activities related to a significant acquisition in early 2001, as well as the effect of the disposition of a lower margin business in July 2001.

       Net sales of Decorative Architectural Products increased 6 percent and 8 percent for the three-month and six-month periods ended June 30, 2002, respectively, from the comparable periods of the prior year due largely to higher unit sales volume of paints, stains and decorative hardware. Operating profit margins for the Decorative Architectural Products segment were 23.9 percent and 22.3 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 21.6 percent and 20.0 percent for the comparable periods of the prior year. The improvement in operating profit margins for this segment reflect the leveraging of fixed costs over higher unit sales volume, the influence of the Company's profit improvement initiatives, product mix and reduced bad debt expense in 2002.

       Net sales of Other Specialty Products were flat for the second quarter of 2002 and decreased 2 percent for the six months ended June 30, 2002, respectively, from the comparable periods of the prior year. Operating profit margins were 19.6 percent and 18.4 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 12.2 percent and 13.0 percent for the comparable periods of the prior year. The improvement in operating profit margins reflects the positive influence of recent acquisitions, which have higher operating profit margins than the segment average, and reduced bad debt expense and asset write-downs in 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SEGMENT AND GEOGRAPHIC AREA RESULTS (CONCLUDED)

       Net sales from North American operations increased 9 percent and 10 percent for the three-month and six-month periods ended June 30, 2002, respectively, as compared with the comparable periods of 2001. Operating profit margins for North American operations were 18.9 percent and 17.3 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 16.0 percent and 15.1 percent for the comparable periods of the prior year. The increase in operating profit margins principally includes the leveraging of fixed costs over increased unit sales volume, the positive influence of recent acquisitions, which have higher operating profit margins than the Company average, product mix and the influence of the Company's profit improvement initiatives. Operating profit margins for 2001 include asset write-downs and bad debt expense.

       Net sales from International operations increased 5 percent for the second quarter of 2002 and decreased 1 percent for the six months ended June 30, 2002 as compared with the comparable periods of 2001. A weaker U.S. dollar had a favorable influence on the translation of International sales in the second quarter of 2002. International sales in local currencies were flat for the second quarter of 2002 and decreased 1 percent for the six months ended June 30, 2002, reflecting the continuing softness in European markets. Operating profit margins for International operations, benefiting from profit improvement initiatives, were 13.5 percent and 13.0 percent for the three-month and six-month periods ended June 30, 2002, respectively, compared with 12.5 percent and 12.2 percent for the comparable periods of the prior year.

                           OTHER INCOME (EXPENSE), NET

       Included in other interest income for the three months and six months ended June 30, 2001 is $15.6 million and $30.3 million of interest income from indebtedness of Furnishings International Inc. The recording of such interest income was discontinued effective July 1, 2001 due to the impairment of the Company's investment in Furnishings International Inc.

       Other, net for the three months and six months ended June 30, 2002 includes $15.7 million and $28.8 million, respectively, of realized losses, net from the sale of marketable securities, dividend income from marketable securities of $.3 million and $1.3 million, respectively, and $(.3) million and $3.0 million of income and gains (losses), net regarding other investments, respectively. Other, net for the three-month and six-month periods ended June 30, 2001 included $(9.9) million and $2.9 million, respectively, of realized gains (losses), net from the sale of marketable securities, dividend income from marketable securities of $.4 million and $1.2 million, respectively, and $(.9) million and $2.8 million, respectively, of income and gains (losses), net regarding other investments.

       Interest expense for the three months and six months ended June 30, 2002 was $54.2 million and $109.3 million, respectively, compared with $59.4 million and $117.7 million for the comparable periods of the prior year. Interest expense in 2002 includes amortization of debt issuance costs related to the Zero Coupon Convertible Senior Notes issued in July 2001. The debt issuance costs are being amortized through July 2002. The decrease in interest expense in 2002 is primarily due to lower variable-rate borrowings in the first half of 2002 compared with 2001.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INCOME BEFORE THE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
                            EARNINGS PER COMMON SHARE

       Net income for the second quarter of 2002 increased to $214.3 million and diluted earnings per common share increased to $.43 compared with $.30 per common share ($.34 excluding goodwill amortization expense) for the comparable period of 2001, due principally to the previously mentioned items. Income before the cumulative effect of accounting change for the six-month period ended June 30, 2002 was $364.5 million and related diluted earnings per common share was $.74 compared with $.55 per common share ($.63 excluding goodwill amortization expense) for the comparable period of the prior year.

       The Company's effective tax rate for both the second quarter and six months ended June 30, 2002 was 34.0 percent, prior to the accounting change effect, as compared with 35.0 percent (33.2 percent and 33.0 percent for the three months and six months ended June 30, 2001, respectively, excluding goodwill amortization expense) for both of the comparable periods of the prior year. The Company estimates that its effective tax rate should approximate 34.0 percent for 2002, prior to the accounting change effect.

                     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

       On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company adopted a new Critical Accounting Policy regarding goodwill and other indefinite-lived intangible assets, see Note A of the Condensed Consolidated Financial Statements.

       The Company completed the two-step transitional goodwill impairment testing in the second quarter of 2002. The first step of the test was to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Company performed a second test to measure the amount of the impairment. The Company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow method. This evaluation indicated that goodwill recorded for certain of the Company's business units, principally in Europe, was impaired. Certain of the Company's European businesses have been affected by continued weak market and economic conditions. On adoption of SFAS No. 142, a non-cash impairment charge of $92.4 million ($.19 per common share), net of income tax benefit of $24.4 million, was recognized as a cumulative effect of change in accounting principle in the first half of 2002, effective January 1, 2002.

       Determining market values using the discounted cash flow method requires the Company to make significant estimates and assumptions including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends and other information. While the Company believes that the estimates and assumptions underlying the valuation model are reasonable, different assumptions could result in a different outcome.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 2.2 to 1 at June 30, 2002, as compared with 2.1 to 1 at December 31, 2001.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     OTHER FINANCIAL INFORMATION (CONTINUED)

       For the six months ended June 30, 2002, cash of $388.8 million was provided by operating activities. Cash provided by financing activities was $308.3 million, including $490.8 million from the issuance of 5-7/8% notes, and $598.3 million from the issuance of Company common stock. Cash used for financing activities was $623.1 million for a net decrease in long-term debt, primarily related to payments of bank debt, $128.7 million for cash dividends paid and $29.0 million for the acquisition of Company common stock for the Company's long-term incentive award plan. Cash used for investing activities was $380.3 million, including $117.3 million for capital expenditures, $202.6 million related to acquisitions and $130.1 million for the net purchases of marketable securities and other investments. Cash provided by investing activities included $15.4 million from the disposition of a business and $54.3 million from other items. The aggregate of the preceding items represents a net cash inflow of $316.8 million.

       First and second quarter 2002 cash from operations was affected by an expected and annually recurring second quarter increase in accounts receivable as compared with December 31, 2001. Days sales in accounts receivable increased to 59 days from 54 days at June 30, 2001, primarily due to an extension of payment terms with a major customer.

       In May 2002, the Company sold 22 million shares of Company common stock in a public offering, resulting in net proceeds to the Company of $598.3 million (net of issuance costs of $14.3 million). On June 24, 2002, the Company issued $500 million of 5-7/8% notes due 2012, resulting in net proceeds of $490.8 million, net of debt issuance costs of $9.2 million, which are being amortized through 2012.

       The Company used the proceeds from the equity and debt issuances to reduce bank indebtedness and for other general corporate purposes. The Company now has on file with the Securities and Exchange Commission an unallocated shelf registration pursuant to which the Company is able to issue up to a combined $900 million of debt and equity securities.

       On July 19, 2002, the Company announced that it amended the terms of its Zero Coupon Convertible Senior Notes ("Notes") due July 20, 2031 to permit an additional date, April 20, 2004, on which holders, at their option, can cause the Company to repurchase the Notes, at the then accreted value of $429.57, payable by the Company in cash on April 26, 2004. Under the original terms of the Notes, holders of $26.4 million of Notes required the Company to repurchase, for $10.7 million cash, the accreted value of such Notes on July 23, 2002.

       As disclosed in the Company's 2001 Form 10-K, the carrying value of the Company's investment in Furnishings International Inc. ("FII") was adjusted in 2001 to the estimated fair value of proceeds expected to be received from the liquidation of FII in satisfaction of amounts due to the Company for its investment in pay-in-kind junior subordinated debt securities of FII and certain advances to FII (collectively "FII debt").

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     OTHER FINANCIAL INFORMATION (CONCLUDED)

       During the second quarter of 2002, FII completed the disposition of its operations. In addition, certain non-Masco shareholders of FII agreed to and are in the process of contributing their FII shares back to FII and, as a result, Masco will be the majority shareholder of FII. The remaining assets of FII, principally 4.0 million shares of Furniture Brands International common stock and notes receivable, net of remaining liabilities, principally insurance and pension obligations, represent the proceeds available for the settlement of FII debt and have been recorded in the Company's June 30, 2002 condensed consolidated financial statements, including the elimination of amounts due from FII.

       Although the Company believes the fair value of these assets net of liabilities exceeds the Company's carrying value at June 30, 2002, no gain will be recognized until the underlying assets are disposed of or otherwise converted to cash.

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note M of the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

       The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

       The Company's internal sales growth has trended upward in recent quarters, with improvement in both sales and incoming orders. The upward trend in sales includes increased sales to retailers with above-average increases in sales of faucets, assembled cabinets and architectural coatings. Recently implemented profit improvement programs are also expected to continue to contribute to margin enhancement. Due to seasonal factors and product mix, the Company expects margins in the second half of 2002 to be modestly lower than margins achieved in the second quarter.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

       On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. See "Cumulative Effect of Accounting Change" for additional discussion regarding the adoption of this standard.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                RECENTLY ISSUED ACCOUNTING STANDARDS (CONCLUDED)

       Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including co-operative advertising expenses and other customer-related incentives, be recorded as a reduction in sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $21 million and $36 million of co-operative advertising expenses from selling expense to a reduction in sales for the three months and six months ended June 30, 2001, respectively. This reclassification did not result in a change in net income or earnings per common share.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities" which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146, which is effective for all exit or disposal activities subsequent to December 31, 2002. The
Company is currently evaluating the impact SFAS No. 146 will have on its consolidated financial statements.

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

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

       Information regarding this item is set forth in Note M to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders was held on May 15, 2002 at which the stockholders voted upon the election of two nominees for Class II Directors, approval of the Company's 2002 Annual Incentive Compensation Plan, and ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2002. The following is a tabulation of the votes.

ELECTION OF CLASS II DIRECTORS:

                                        For                      Withheld
                                        ---                      --------
Verne G. Istock                     369,151,146                  5,528,426
Raymond F. Kennedy                  370,323,298                  4,356,274

APPROVAL OF THE COMPANY'S 2002 ANNUAL INCENTIVE COMPENSATION PLAN:

                                                             Abstentions and
            For                        Against               Broker Non-Votes
            ---                        -------               ----------------
        359,018,157                  12,910,746                  2,750,669

APPROVAL OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR 2002:

                                                             Abstentions and
            For                        Against               Broker Non-Votes
            ---                        -------               ----------------
        365,842,563                   7,408,908                  1,428,101

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               4.a. Director's resolutions establishing the Company's 5-7/8 Notes Due 2012 (filed herewith) under the Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000).

               4.b. Amendment No. 1 dated as of July 19, 2002 (filed herewith) to the First Supplemental Indenture dated as of July 20, 2001 between Masco Corporation and Bank One Trust Company, National Association (which Supplemental Indenture has been filed as an Exhibit to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2001).

                12 - Computation of Ratio of Earnings to Combined Fixed
                     Charges and Preferred Stock Dividends


          (b)  REPORTS ON FORM 8-K:

                     Reports on Form 8-K dated May 15, 2002 and June 27, 2002, filing the opinion of John R. Leekley regarding the Company's Registration Statements on Form S-3.

                     Report on Form 8-K dated June 24, 2002, filing the Company's press release regarding five acquisitions (furnished, not filed).

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MASCO CORPORATION

                                                (Registrant)



DATE:   AUGUST 13, 2002               BY: /s/ Timothy Wadhams
        ---------------                   ----------------------------
                                          Timothy Wadhams
                                          Vice-President and
                                           Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

 EXHIBIT

Exhibit 4a Director's resolutions establishing the Company's 5-7/8 Notes Due 2012 (filed herewith) under the Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust Company, National Association, as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000.)

Exhibit 4b Amendment No. 1 dated as of July 19, 2002 (filed herewith) to the First Supplemental Indenture dated as of July 20, 2001 between Masco Corporation and Bank One Trust Company, National Association (which Supplemental Indenture has been filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends