Form 10-Q
period 2002-09-30
MASCO CORP /DE/
filed 2002-11-15
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED SEPTEMBER 30, 2002.   COMMISSION FILE NUMBER 1-5794

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

                             YES   X     NO
                                 -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                        SHARES OUTSTANDING AT
                 CLASS                                     NOVEMBER 1, 2002
     ------------------------------------               ---------------------
     COMMON STOCK, PAR VALUE $1 PER SHARE                    492,000,000

                                MASCO CORPORATION

                                      INDEX

                                                                  PAGE NO.
                                                                  --------

Part I.     Financial Information

  Item 1.    Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet -
                     September 30, 2002 and December 31, 2001          1

                 Condensed Consolidated Statement of
                     Operations for the Three Months and Nine
                     Months Ended September 30, 2002 and 2001          2

                 Condensed Consolidated Statement of
                     Cash Flows for the Nine Months Ended
                     September 30, 2002 and 2001                       3

                 Notes to Condensed Consolidated
                     Financial Statements                           4-15

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        16-24

  Item 4.    Disclosure Controls and Procedures                       25

Part II.    Other Information and Signature                        26-27

            Disclosure Control Certifications                      28-29

                                MASCO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

              SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2002             2001
                                                  ------------     ------------
          ASSETS
Current assets:
     Cash and cash investments                    $    600,090     $    311,990
     Accounts and notes receivable, net              1,715,130        1,204,210
     Prepaid expenses and other                        187,770          197,620
     Inventories:
          Raw material                                 391,600          392,820
          Finished goods                               454,000          356,360
          Work in process                              148,980          163,920
                                                  ------------     ------------
                                                       994,580          913,100
                                                  ------------     ------------
               Total current assets                  3,497,570        2,626,920

Equity investments                                      95,810           82,290
Securities of Furnishings International Inc.              --            132,550
Property and equipment, net                          2,120,600        2,016,730
Acquired goodwill, net                               4,138,240        3,234,000
Other intangible assets, net                           354,830          309,890
Other assets                                         1,226,940          780,950
                                                  ------------     ------------
               Total assets                       $ 11,433,990     $  9,183,330
                                                  ============     ============

          LIABILITIES
Current liabilities:
     Notes payable                                $    311,650     $    129,860
     Accounts payable                                  565,030          322,280
     Accrued liabilities                             1,010,580          784,420
                                                  ------------     ------------
               Total current liabilities             1,887,260        1,236,560

Long-term debt                                       3,964,340        3,627,630
Deferred income taxes and other                        246,760          199,310
                                                  ------------     ------------
               Total liabilities                     6,098,360        5,063,500
                                                  ------------     ------------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2002 - 20,000; 2001 - 20,000                           20               20
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2002 - 493,240,000; 2001 - 459,050,000            493,240          459,050
Paid-in capital                                      2,281,320        1,380,820
Retained earnings                                    2,659,460        2,468,230
Accumulated other comprehensive income (loss)          (98,410)        (188,290)
                                                  ------------     ------------
               Total shareholders' equity            5,335,630        4,119,830
                                                  ------------     ------------
               Total liabilities and
                 shareholders' equity             $ 11,433,990     $  9,183,330
                                                  ============     ============

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                   ----------

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                 ----------------------------    ----------------------------
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
Net sales                                        $  2,518,000    $  2,227,000    $  6,932,000    $  6,187,000
Cost of sales                                       1,717,040       1,548,270       4,720,740       4,325,110
                                                 ------------    ------------    ------------    ------------
      Gross profit                                    800,960         678,730       2,211,260       1,861,890

Selling, general and administrative
  expenses                                            379,460         341,900       1,104,060         994,040
Charge for litigation settlement                      166,000            --           166,000            --
Amortization of acquired goodwill                        --            23,900            --            70,000
                                                 ------------    ------------    ------------    ------------

      Operating profit                                255,500         312,930         941,200         797,850
                                                 ------------    ------------    ------------    ------------
Other income (expense), net:
   Interest expense                                   (61,000)        (61,600)       (170,300)       (179,300)
   Impairment charge for:
       Securities of Furnishings
         International Inc.                              --          (460,000)           --          (460,000)
       Other non-operating assets                        --           (70,000)           --           (70,000)
   Other, net                                         (15,300)         (3,130)        (39,400)         20,650
                                                 ------------    ------------    ------------    ------------
                                                      (76,300)       (594,730)       (209,700)       (688,650)
                                                 ------------    ------------    ------------    ------------
      Income (loss) before income taxes
        and cumulative effect of
        accounting change, net                        179,200        (281,800)        731,500         109,200
Income taxes (credit)                                  56,400         (98,800)        244,200          38,200
                                                 ------------    ------------    ------------    ------------
      Income (loss) before cumulative
        effect of accounting change, net              122,800        (183,000)        487,300          71,000
                                                 ------------    ------------    ------------    ------------
Cumulative effect of accounting change
    (net of income tax credit of $24,400)                --              --            92,400            --
                                                 ------------    ------------    ------------    ------------
      Net income (loss)                          $    122,800    $   (183,000)   $    394,900    $     71,000
                                                 ============    ============    ============    ============

Earnings (loss) per common share:
      Basic:
        Income (loss) before cumulative
          effect of accounting change            $        .25    $       (.39)   $       1.01    $        .16
        Cumulative effect of accounting change           --              --              (.19)           --
                                                 ------------    ------------    ------------    ------------
            Net income (loss)                    $        .25    $       (.39)   $        .82    $        .16
                                                 ============    ============    ============    ============
      Diluted:
        Income (loss) before cumulative
          effect of accounting change            $        .24    $       (.39)   $        .96    $        .15
        Cumulative effect of accounting change           --              --              (.18)           --
                                                 ------------    ------------    ------------    ------------
            Net income (loss)                    $        .24    $       (.39)   $        .78    $        .15
                                                 ============    ============    ============    ============
Cash dividends per common share:
    Declared                                     $        .14    $       --      $        .41    $        .26
                                                 ============    ============    ============    ============
    Paid                                         $       .135    $        .13    $       .405    $        .39
                                                 ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURE:
    Net income (loss) as reported                                $   (183,000)                   $     71,000
    Goodwill amortization, net of tax                                  20,000                          58,700
                                                                 ------------                    ------------
    Net income (loss) as adjusted                                $   (163,000)                   $    129,700
                                                                 ============                    ============
    Earnings (loss) per common share:
        Basic as reported                                        $       (.39)                   $        .16
        Goodwill amortization, net of tax                                 .04                             .13
                                                                 ------------                    ------------
        Basic as adjusted                                        $       (.35)                   $        .29
                                                                 ============                    ============

        Diluted as reported                                      $       (.39)                   $        .15
        Goodwill amortization, net of tax                                 .04                             .12
                                                                 ------------                    ------------
        Diluted as adjusted                                      $       (.35)                   $        .27
                                                                 ============                    ============

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)



                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                        $    828,940    $    707,070
     Increase in receivables                                (352,690)       (164,740)
     Increase in inventories                                  (7,200)        (26,140)
     Increase in accounts payable and
       accrued liabilities, net                              221,780          36,870
                                                        ------------    ------------

          Total cash from operating activities               690,830         553,060
                                                        ------------    ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of notes                                     1,082,090       1,300,000
     Issuance of Company common stock                        598,340            --
     Issuance of Zero Coupon Convertible Senior Notes           --           750,000
     Increase in principally bank debt                        90,440         412,340
     Payment of principally bank debt                       (807,620)     (2,015,020)
     Purchase of Company common stock for:
       Retirement                                            (60,540)        (69,180)
       Long-term stock incentive award plan                  (31,260)        (30,440)
     Cash dividends paid                                    (196,500)       (179,540)
                                                        ------------    ------------

          Total cash from financing activities               674,950         168,160
                                                        ------------    ------------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Acquisition of companies, net of cash acquired         (660,790)       (581,760)
     Capital expenditures                                   (175,450)       (200,590)
     Purchases of marketable securities                     (457,270)       (335,820)
     Proceeds from disposition of:
       Marketable securities                                 195,370         226,290
       Business                                               15,430         189,630
     Purchases of other investments, net                     (42,410)        (12,220)
     Other, net                                               47,440         (29,870)
                                                        ------------    ------------

          Total cash (for) investing activities           (1,077,680)       (744,340)
                                                        ------------    ------------

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                      288,100         (23,120)
     At January 1                                            311,990         169,430
                                                        ------------    ------------

     At September 30                                    $    600,090    $    146,310
                                                        ============    ============


            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2002 and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and changes in cash flows for the nine months ended September 30, 2002 and 2001. The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements.

     Goodwill and Other Intangible Assets

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company has provided a supplemental disclosure of adjusted net income and basic and diluted earnings per common share for the three months and nine months ended September 30, 2001 on the condensed consolidated statement of operations to exclude goodwill amortization expense. The Company will test the impairment of goodwill and other indefinite-lived intangible assets on an annual basis utilizing a discounted cash flow model in the fourth quarter of each year. Intangible assets with finite useful lives will be amortized over their useful lives. The Company will evaluate the remaining useful life of amortizable intangible assets for each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

     The Company completed the two-step transitional goodwill impairment testing in the second quarter of 2002. The first step of the test was to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Company performed a second test to measure the amount of the impairment. The Company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow method. This evaluation indicated that goodwill recorded for certain of the Company's business units, principally in Europe, were impaired. Certain of the Company's European businesses have been affected by continued weak market and economic conditions. On adoption of SFAS No. 142, a non-cash impairment charge of $92.4 million, net of income tax benefit of $24.4 million, was recognized as a cumulative effect of change in accounting principle in the first half of 2002, effective January 1, 2002. Impairment adjustments, if any, recorded in the future, are required to be recorded as operating expenses.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - continued:

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment, are as follows, in thousands:

                                                           Pre-tax
                               Balance                    Impairment                    Balance
                           Dec. 31, 2001   Additions(A)      Loss        Other(B)    Sept. 30, 2002
                           -------------   ------------   ----------    ----------   --------------
Cabinets and Related
  Products                   $  553,060     $   23,770    $  (18,800)   $   36,800     $  594,830
Plumbing Products               175,930        122,340        (7,500)       17,680        308,450
Installation and Other
  Services                      957,920        702,290          --            --        1,660,210
Decorative Architectural
  Products                      454,240          4,760       (31,200)        8,530        436,330
Other Specialty Products      1,092,850         80,040       (59,300)       24,830      1,138,420
                             ----------     ----------    ----------    ----------     ----------
  Total                      $3,234,000     $  933,200    $ (116,800)   $   87,840     $4,138,240
                             ==========     ==========    ==========    ==========     ==========

(A) Additions to the carrying amount of goodwill include acquisitions and other purchase price adjustments. For the nine months ended September 30, 2002, additions principally include acquisitions of $890 million, the payment of approximately $38 million of additional contingent consideration for prior years' acquisitions and other adjustments related to the finalization of certain purchase price allocations.

(B) Other changes to the carrying amount of goodwill principally include foreign currency translation adjustments.

     Other indefinite-lived intangible assets include registered trademarks of $220 million at September 30, 2002. The carrying value of the Company's definite-lived intangible assets is $134.8 million at September 30, 2002 (net of accumulated amortization of $38.6 million) and principally includes customer relationships and non-compete agreements, with a weighted average amortization period of 9 years. Amortization expense related to the definite-lived intangible assets was approximately $17 million for the nine months ended September 30, 2002.

     Recently Issued Accounting Standards

     On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including co-operative advertising expenses and other customer-related incentives, be recorded as a reduction in sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $20 million and $56 million of co-operative advertising expenses from selling expense to a reduction in sales for the three months and nine months ended September 30, 2001, respectively. This reclassification did not result in a change in net income (loss) or earnings (loss) per common share.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities" which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146 is effective for all exit or disposal activities subsequent to December 31, 2002. The Company is currently evaluating the impact that SFAS No. 146 will have on its consolidated financial statements.

     Certain prior-year amounts have been reclassified to conform to the 2002 presentation in the condensed consolidated financial statements.

B. Depreciation and amortization expense was $164 million and $204 million for the nine months ended September 30, 2002 and 2001, respectively.

C. The Company has investments principally in U.S. marketable equity securities and bond funds (approximately $141 million) at September 30, 2002. The combined investments, included in other assets, at September 30, 2002 and December 31, 2001 were as follows, in thousands:

                                       Unrealized   Unrealized     Recorded
                          Cost Basis     Gains        Losses         Basis
                          ----------   ----------   ----------    ----------
     September 30, 2002   $  482,320   $    1,310   $  (86,310)   $  397,320
     December 31, 2001    $  126,350   $    2,510   $  (22,800)   $  106,060

     Investments in private equity funds and other investments were $375 million and $322 million at September 30, 2002 and December 31, 2001, respectively.

D. In the first nine months of 2002, the Company completed the acquisition of several home improvement products companies including Newport Brass and Bristan Limited (Plumbing Products segment), Cambrian Windows Limited, Duraflex Limited and Premier Manufacturing Limited (Other Specialty Products segment), SCE Unlimited, IDI Group and several relatively small installation service companies (Installation and Other Services segment), and Diversified Cabinet Distributors (Cabinets and Related Products segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Newport Brass is a U.S. company headquartered in California and is a manufacturer of premium price-point plumbing products, plumbing specialties and bath accessories. Bristan Limited is a provider of kitchen and bath faucets, showers and bath accessories. Cambrian Windows Limited is a manufacturer of vinyl window frames and Duraflex Limited is an extruder of vinyl window frame components. Premier Manufacturing Limited is a manufacturer of vinyl window frames, doorframes and sunrooms. Bristan Limited, Cambrian Windows Limited, Duraflex Limited and Premier Manufacturing Limited are headquartered in the United Kingdom. SCE Unlimited and IDI Group are installers of insulation and other products and are located in the U.S. Diversified Cabinet Distributors is a distributor of cabinets and countertops and is located in Georgia. The aggregate net purchase price of these acquisitions was $325 million, including cash of $220 million, 1.7 million shares of Company common stock valued at $45 million (the market value of Company common stock at the date of acquisition) and assumed debt of $60 million.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note D - concluded:

     In the third quarter of 2002, the Company also acquired Service Partners LLC, a distributor and installer of insulation and other building products (Installation and Other Services segment). The aggregate net purchase price was approximately $735 million, including $411 million of cash, 11.6 million shares of Company common stock valued at $320 million (approximately $27.52 per common share, the guaranteed share price) and assumed debt of $4 million. The acquisition of Service Partners allows the Company to accelerate its growth in the Installation and Other Services segment by adding to the Company's strategy of offering value-added services to major customers, particularly homebuilders, and to expand sales of certain of the Company's existing products through Service Partners' distribution network.

     The results of Service Partners are included in the condensed consolidated financial statements from the date of acquisition. Had Service Partners been acquired effective January 1, 2001, pro forma unaudited consolidated net sales, income (loss) before cumulative effect of accounting change, net income and diluted earnings (loss) per common share would have been as follows, dollars in thousands, except per share data:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30               SEPTEMBER 30
                               -----------------------    -----------------------
                                  2002         2001          2002         2001
                               ----------   ----------    ----------   ----------
     Net sales                 $2,610,000   $2,350,000    $7,280,000   $6,560,000
     Income (loss) before
      cumulative effect of
      accounting change, net   $  127,640   $ (176,790)   $  504,180   $   89,640
     Net income (loss)         $  127,640   $ (176,790)   $  411,780   $   89,640
     Diluted earnings (loss)
       per common share        $     0.24   $     (.37)   $     0.80   $     0.18

     The purchase price allocations for all of these acquisitions are preliminary, and as such could change upon the completion of asset valuations, which are on-going as of the date of this filing.

E. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings (loss) per common share, in thousands:

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30               SEPTEMBER 30
                                     -----------------------    -----------------------
                                        2002         2001          2002         2001
                                     ----------   ----------    ----------   ----------
     Numerator:
        Income (loss) before
          cumulative effect of
          accounting change, net     $  122,800   $ (183,000)   $  487,300   $   71,000
        Cumulative effect of
          accounting change, net           --           --          92,400         --
                                     ----------   ----------    ----------   ----------
        Net income (loss)            $  122,800   $ (183,000)   $  394,900   $   71,000
                                     ==========   ==========    ==========   ==========

     Denominator:
        Basic common shares (based
          on weighted average)          494,700      468,100       480,400      456,900
        Add:
          Contingent common shares       25,300         --          24,300       14,500
          Stock option dilution           1,900         --           2,800        2,800
                                     ----------   ----------    ----------   ----------
        Diluted common shares           521,900      468,100       507,500      474,200
                                     ==========   ==========    ==========   ==========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

     Income (loss) per common share amounts for the first three quarters of 2002 and 2001 do not total to the per common share amounts for the nine months ended September 30, 2002 and 2001 due to the timing of capital stock issuances and the effect of contingently issuable shares.

     The outstanding preferred stock, which is convertible into Company common stock and carries substantially the same attributes as Company common stock, has been treated as if converted in the computation of basic and diluted common shares.

     Approximately 24 million common shares for both the three months and nine months ended September 30, 2002 and 19.4 million and 6.5 million weighted average common shares for the three months and nine months ended September 30, 2001, respectively, related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at September 30, 2002 and 2001, they were not convertible according to their terms. Additionally, for the three months and nine months ended September 30, 2002, 3.5 million and 3.3 million common shares, respectively, and 2.4 million common shares for both the three months and nine months ended September 30, 2001 related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect since the exercise price was greater than the stock price at September 30.

     For the three months ended September 30, 2001, 20.8 million contingent common shares and 2.5 million stock option common shares were not included in diluted shares due to their anti-dilutive effect since the Company recorded a net (loss) in the third quarter of 2001.

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

     During the second quarter of 2002, FII completed the disposition of its operations. The fair value of the remaining net assets of FII represents proceeds for the Company's investment in FII debt. The assets and liabilities are primarily comprised of notes receivable, 4 million shares of Furniture Brands International common stock and pension obligations of approximately $75 million. Certain non-Masco shareholders of FII have contributed their FII shares back to FII resulting in Masco becoming the majority shareholder. Accordingly, the assets and liabilities of FII have been recorded in the Company's condensed consolidated financial statements.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

H. In the third quarter of 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including the Company's investments in FII and other non-operating assets. The furniture industry in general and FII in particular had been adversely affected by the ongoing economic weakness in its markets, the bankruptcies of a number of major retailers and import competition. In light of these factors, the Company reevaluated the carrying value of its investment in FII and recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated current fair value. The Company also recorded a $70 million pre-tax, non-cash charge for an other-than-temporary decline in the fair value of certain of the Company's, principally technology-related, investments.

     Other, net in other income (expense), net included the following, in thousands:

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30            SEPTEMBER 30
                                           --------------------    --------------------
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
     Other, net:
      Equity earnings from affiliates      $  5,700    $  3,000    $ 13,000    $  3,700
      Income from cash and
        cash investments                      2,100       1,900       4,000       4,700
      Other interest income                   1,900         100       3,400      33,500
      Income from financial investments:
        Realized gains from marketable
          securities                          3,440       6,970       9,380      30,380
        Realized (losses) from
          marketable securities              (1,850)    (10,130)    (36,580)    (30,620)
        Dividend income from marketable
          securities                          1,540         690       2,830       1,900
        Termination of interest
          ratelock                          (13,840)       --       (13,840)       --
        Gain (loss) from other
          investments                        (1,300)      3,240       1,660       6,020
        Dividend income from other
          investments                         3,590       1,760       5,060       3,690
      Other, net                            (16,580)    (10,660)    (28,310)    (32,620)
                                           --------    --------    --------    --------
     Total Other, net                      $(15,300)   $ (3,130)   $(39,400)   $ 20,650
                                           ========    ========    ========    ========



     Other interest income for the nine months ended September 30, 2001 included $30.3 million of interest income from indebtedness of Furnishings International Inc. ("FII"). No such interest income was recorded for the three months ended September 30, 2001. The recording of such interest income was discontinued effective July 1, 2001 due to the impairment of the Company's investment in FII.

     In the third quarter of 2002, the Company incurred $13.8 million of losses related to interest ratelock transactions entered into in anticipation of the Company issuing fixed rate debt in the third quarter of 2002. There were no interest ratelock agreements outstanding at September 30, 2002.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

I. In May 2002, the Company sold 22 million shares of Company common stock in a public offering, resulting in net proceeds to the Company of $598.3 million (net of issuance costs of $14.4 million). On June 24, 2002, the Company issued $500 million of 5-7/8% notes due 2012, resulting in net proceeds of $490.8 million. On August 20, 2002, the Company issued $300 million of 4-5/8% notes due 2007, resulting in net proceeds of $296.7 million. On August 20, 2002, the Company also issued $300 million of 6-1/2% notes due 2032, resulting in net proceeds of $294.6 million. These proceeds are net of aggregate debt issuance costs of $17.9 million, which are being amortized over the issue lives of the related notes. The Company used the proceeds from the equity and debt issuances to reduce bank indebtedness and for other general corporate purposes, including investments in marketable securities and other investments.

     At September 30, 2002, the maturities of short-term and long-term debt during each of the next five years were approximately as follows: 2003 - $312 million; 2004 - $525 million; 2005 - $10 million; 2006 - $808 million;
     and 2007 - $303 million.

     On July 19, 2002, the Company announced that it amended the terms of its Zero Coupon Convertible Senior Notes ("Notes") due July 20, 2031 to permit an additional date, April 20, 2004, on which holders, at their option, can cause the Company to repurchase the Notes, at the then accreted value of $429.57 per Note, payable by the Company in cash on April 26, 2004. Under the original terms of the Notes, holders of $26.4 million of Notes required the Company to repurchase, for $10.7 million cash, the accreted value of such Notes on July 23, 2002.

     Subsequent Event: On October 16, 2002, the Company issued $350 million of 5-7/8% notes due 2012, resulting in net proceeds of $356 million, including a premium of $8.3 million and debt issuance costs of $2.3 million, which are being amortized through 2012. The Company subsequently filed Registration Statements with the Securities and Exchange Commission, pending effectiveness, to increase the unallocated shelf registration pursuant to which the Company is able to issue up to a combined $2 billion of debt and equity securities and 50 million shares of Company common stock.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions.

                                            THREE MONTHS ENDED SEPTEMBER 30                  NINE MONTHS ENDED SEPTEMBER 30
                                      --------------------------------------------    --------------------------------------------
                                        2002        2001        2002        2001        2002        2001        2002        2001
                                      --------------------------------------------    --------------------------------------------
                                          Net Sales(1)         Operating Profit(2)        Net Sales(1)        Operating Profit(2)
                                      --------------------------------------------    --------------------------------------------
The Company's operations by
 segment were(3):
  Cabinets and Related Products       $    738    $    684    $    114    $     60    $  2,076    $  1,906    $    281    $    200
  Plumbing Products                        535         455          83          71       1,508       1,317         242         180
  Installation and Other Services          489         417          82          65       1,277       1,292         217         181
  Decorative Architectural Products        439         389          97          81       1,238       1,128         275         223
  Other Specialty Products                 317         282          70          60         833         544         165          86
                                      --------    --------    --------    --------    --------    --------    --------    --------
             Total                    $  2,518    $  2,227    $    446    $    337    $  6,932    $  6,187    $  1,180    $    870
                                      ========    ========    ========    ========    ========    ========    ========    ========

The Company's operations by
 geographic area were:
  North America                       $  2,114    $  1,884    $    390    $    302    $  5,882    $  5,252    $  1,040    $    774
  International, principally Europe        404         343          56          35       1,050         935         140          96
                                      --------    --------    --------    --------    --------    --------    --------    --------
             Total, as above          $  2,518    $  2,227         446         337    $  6,932    $  6,187       1,180         870
                                      ========    ========                            ========    ========

General corporate expense, net                                     (25)        (24)                                (73)        (72)
Charge for litigation settlement(4)                               (166)       --                                  (166)       --
                                                              --------    --------                            --------    --------
Operating profit, after general
  corporate expense and charge for
  litigation settlement                                            255         313                                 941         798
Other (expense), net                                               (76)       (595)                               (210)       (689)
                                                              --------    --------                            --------    --------
Income (loss) before income taxes and
  cumulative effect of accounting change,
  net                                                         $    179    $   (282)                           $    731    $    109
                                                              ========    ========                            ========    ========

(1)  Intra-company sales among segments were not material.

(2) Operating profit excluding goodwill amortization expense for the three months and nine months ended September 30, 2001, respectively, was as follows: Cabinets and Related Products - $64 million and $211 million, Plumbing Products - $73 million and $185 million, Installation and Other Services - $77 million and $215 million, Decorative Architectural Products
     - $84 million and $232 million and Other Specialty Products - $63 million and $97 million.

(3) Significant increases in assets of certain segments in the first nine months of 2002 was as follows: Installation and Other Services - $940 million, primarily related to acquisitions.

(4) The charge for litigation settlement relates to litigation discussed in Footnote M regarding the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. The Company's total comprehensive income (loss) was as follows, in thousands:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30                SEPTEMBER 30
                                      ------------------------    ------------------------
                                         2002          2001          2002          2001
                                      ----------    ----------    ----------    ----------
     Net income (loss)                $  122,800    $ (183,000)   $  394,900    $   71,000
     Other comprehensive income
       (loss):
       Cumulative translation
         adjustments                     (11,210)       56,560       130,640       (18,820)
       Unrealized gain (loss) on
         marketable securities, net
         of income tax effect            (46,050)       17,450       (40,760)       15,550
                                      ----------    ----------    ----------    ----------

           Total comprehensive
             income (loss)            $   65,540    $ (108,990)   $  484,780    $   67,730
                                      ==========    ==========    ==========    ==========

     The unrealized gain (loss) on marketable securities is net of income tax (credit) of $(27.0) million and $(23.9) million for the three months and nine months ended September 30, 2002, respectively, and $10.3 million and $9.1 million for the three months and nine months ended September 30, 2001, respectively.

     The components of accumulated other comprehensive income, net of tax, at September 30, 2002 and December 31, 2001 was as follows, in thousands:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2002            2001
                                               ------------    ------------
     Unrealized losses on available
       for sale securities                      $  (53,550)     $  (12,790)
     Foreign currency translation adjustment       (44,860)       (175,500)
                                                ----------      ----------
     Accumulated other comprehensive (loss)     $  (98,410)     $ (188,290)
                                                ==========      ==========

L. Excluding goodwill amortization expense, the Company's adjusted net income and basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 were, in thousands except per share data:

                                                  YEAR ENDED DECEMBER 31
                                           -----------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
     Net income as reported                $  198,500   $  591,700   $  569,600
     Goodwill amortization, net of tax         78,200       55,680       39,320
                                           ----------   ----------   ----------
     Net income as adjusted                $  276,700   $  647,380   $  608,920
                                           ==========   ==========   ==========

     Earnings per common share:
       Basic as reported                   $      .43   $     1.34   $     1.31
       Goodwill amortization, net of tax          .17          .13          .09
                                           ----------   ----------   ----------
       Basic as adjusted                   $      .60   $     1.47   $     1.40
                                           ==========   ==========   ==========

       Diluted as reported                 $      .42   $     1.31   $     1.28
       Goodwill amortization, net of tax          .16          .12          .09
                                           ----------   ----------   ----------
       Diluted as adjusted                 $      .58   $     1.43   $     1.37
                                           ==========   ==========   ==========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

M. The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

     In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. Under the verdict, the same formula will be used for calculating awards on claims that may be submitted by the subject purchasers of these products. In addition, the court granted the plaintiffs' motion for attorneys' fees. Behr appealed the trial court judgment to the Court of Appeals of Washington. On September 13, 2002, the Court of Appeals issued its opinion, ruling in favor of the plaintiffs on substantially all issues. The opinion was unexpected in light of the unprecedented and disproportionate extent of the default sanction ordered by the trial court and the belief by the Company and its outside legal counsel that the rulings by the trial court had errors that would be reversed by the appellate review. Following the trial court judgment in the Washington case, Behr and the Company were served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia, Canada and Ontario, Canada. The complaints allege that certain of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Trial courts in Washington and Illinois have certified their cases as national class actions. In addition, the Company has recently been advised that one state is conducting an investigation into the effectiveness of certain of these products.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note M - continued:

     On October 29, 2002, the Company announced settlements to resolve all of the class actions in the United States. The Company and attorneys representing class members have reached an agreement in principle to settle the 19-county Washington lawsuit. The parties are negotiating a definitive settlement agreement that the Company expects to submit within 30 days for preliminary approval by the trial court. At that time a fairness hearing will be scheduled following which the parties will request that the court grant final approval of the settlement. Under the terms of the settlement, eligible class members who successfully complete the claims process will receive a cash award based on the product used, the type and square footage of wood surface and certain other allowances. The awards will be calculated using the damage formulas in the judgment entered by the trial court. The Company will pay cash awards to class members, the costs of notice to the class, the costs to administer the claims process and certain other expenses, up to an aggregate maximum of $55 million. In addition, the Company will pay class counsel fees awarded by the trial court up to a maximum of $12.5 million. Based upon the sales volume of the related products during the class period, the damage formulas ordered by trial court, the expected class size, the estimated number of claims that would be filed on a timely basis, the estimated average cost per claim, and the experience of the Company's legal counsel with class action settlements, the Company estimates that the total cost of the Washington settlement will approximate the maximum, $67.5 million, excluding amounts that the Company expects to recover from liability insurers and other third parties.

     The Company has also reached a settlement that management expects will resolve all other class actions pending in the U.S. The settlement has received preliminary court approval. A fairness hearing has been scheduled for March 6, 2003, at which time the court will be requested to enter an order of final approval and judgment. The settlement requires the dismissal of all other related litigation pending in the United States. Counsel for plaintiffs in the Illinois case have taken action in the Illinois court to prevent the Company from proceeding with the settlement. The Company intends to oppose this effort and any change in the existing terms of the settlement. The settlement provides that eligible class members who successfully complete the claims process can elect to receive either a merchandise certificate for a discount on the purchase of Behr products, or a cash award based on the product used, the square footage of wood surface, proof of purchase, the interval of time between product application and the appearance of mildew, and the extent of mildew damage. The Company will pay a settlement amount of up to $107.5 million, which will include total cash payments to eligible class members, the cost of notice to the class, the cost to administer the claims process, and the face value of merchandise certificates issued to eligible claimants up to $7.5 million. If the aggregate face value of merchandise certificates issued exceeds $7.5 million, the excess will not be credited against the $107.5 million settlement amount but will be settled by issuance of additional merchandise certificates. The settlement also provides that the Company will pay class counsel fees awarded by the trial court, up to a maximum of $25 million. Based upon the sales volume of the related products during the class period, the expected class size, the estimated number of claims that would be filed on a timely basis, the estimated size and mix of claims (coupon versus cash), the estimated average cost per claim and the experience of the Company's legal counsel with class action settlements, the Company estimates that the cost of the settlement will range from $96 million to $136 million (including adjustments due to the $107.5 million limit), excluding amounts that the Company expects to recover from liability insurers. This estimate includes costs (for notice and claims administration) of $5 to $6 million, attorney fees of $25 million, merchandise certificate costs ranging from $5 to $11 million, and cash awards ranging from $61 to $102 million.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note M - concluded:

     Management believes, based on the advice of outside counsel, that these settlements described above will receive final approval without substantial changes, although there can be no assurance in that regard. The Company estimates that the combined cost of both settlements and the Company's additional legal costs (estimated at $2 million) will range from $166 million to $206 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $166 million as a liability in the third quarter 2002 consolidated financial statements in accordance with generally accepted accounting principles. The Company is currently negotiating its liability insurers' contribution to the cost of the settlements. However, no insurance amounts have been recorded as of September 30, 2002. Recoveries from liability insurers or other third parties will be recorded at such time as they are agreed to, or otherwise received. After receiving final court approval, the Company expects that payment of the settlements will commence in the second quarter of 2003 and will be completed by the first quarter of 2004.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2002 AND THE FIRST NINE MONTHS 2002 VERSUS
THIRD QUARTER 2001 AND THE FIRST NINE MONTHS 2001

                              SALES AND OPERATIONS

     The following tables set forth the Company's net sales and operating profit margin information by segment and geographic area, dollars in millions:

                                                               Percent Increase
                                                                  (Decrease)
                                         Three Months Ended    -----------------
                                            September 30        2002      2002
                                         ------------------      vs.       vs.
                                           2002      2001       2001      2001(A)
                                          ------    ------     ------     ------
     NET SALES:
     Cabinets and Related Products        $  738    $  684         8%        13%
     Plumbing Products                       535       455        18%         9%
     Installation and Other Services         489       417        17%         3%
     Decorative Architectural Products       439       389        13%        13%
     Other Specialty Products                317       282        12%        13%
                                          ------    ------
         Total                            $2,518    $2,227        13%        10%
                                          ======    ======

     North America                        $2,114    $1,884        12%        10%
     International, principally Europe       404       343        18%        11%
                                          ------    ------
         Total, as above                  $2,518    $2,227        13%        10%
                                          ======    ======

                                         Nine Months Ended
                                            September 30
                                         ------------------
                                           2002      2001
                                          ------    ------
     NET SALES:
     Cabinets and Related Products        $2,076    $1,906         9%        10%
     Plumbing Products                     1,508     1,317        15%        11%
     Installation and Other Services       1,277     1,292        (1%)        3%
     Decorative Architectural Products     1,238     1,128        10%        10%
     Other Specialty Products                833       544        53%         1%
                                          ------    ------
         Total                            $6,932    $6,187        12%         9%
                                          ======    ======

     North America                        $5,882    $5,252        12%        10%
     International, principally Europe     1,050       935        12%         3%
                                          ------    ------
         Total, as above                  $6,932    $6,187        12%         9%
                                          ======    ======

                                            Three Months Ended           Nine Months Ended
                                               September 30                 September 30
                                         -------------------------   --------------------------
                                          2002    2001(C)  2001(D)    2002    2001(C)   2001(D)
                                         -------------------------   --------------------------
OPERATING PROFIT MARGIN: (B)
  Cabinets and Related Products           15.4%     9.4%     8.8%     13.5%    11.1%     10.5%
  Plumbing Products                       15.5%    16.0%    15.6%     16.0%    14.0%     13.7%
  Installation and Other Services         16.8%    18.5%    15.6%     17.0%    16.6%     14.0%
  Decorative Architectural Products       22.1%    21.6%    20.8%     22.2%    20.6%     19.8%
  Other Specialty Products                22.1%    22.3%    21.3%     19.8%    17.8%     15.8%

  North America                           18.4%    16.9%    16.0%     17.7%    15.7%     14.7%
  International, principally Europe       13.9%    12.5%    10.2%     13.3%    12.3%     10.3%
      Total                               17.7%    16.2%    15.1%     17.0%    15.2%     14.1%

(A) Percentage change in sales, excluding acquisitions and divestitures.
(B) Before general corporate expense and the charge for litigation settlement.
(C) Excluding goodwill amortization expense.
(D) Including goodwill amortization expense.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

     Net sales for the three-month and nine-month periods ended September 30, 2002 increased 13 percent and 12 percent, respectively, from the comparable periods in 2001. Excluding acquisitions and divestitures, net sales increased 10 percent and 9 percent for the three-month and nine-month periods ended September 30, 2002, respectively, over the comparable periods of the prior year. The increase in net sales in 2002 is principally due to improved economic and business conditions in certain of the Company's markets, which contributed to higher unit sales volume of certain products, particularly cabinets, architectural coatings, decorative hardware, vinyl windows and faucets.

                                OPERATING MARGINS

     The Company's gross profit margins increased to 31.8 percent and 31.9 percent for the three-month and nine-month periods ended September 30, 2002, respectively, from 30.5 percent and 30.1 percent for the comparable periods in 2001, respectively. The increase in gross profit margin reflects sales volume increases in all of the Company's business segments as well as the favorable influence of the Company's profit improvement initiatives. Selling, general and administrative expenses, including general corporate expense but excluding the litigation settlement charge, as a percentage of sales decreased to 15.1 percent and 15.9 percent for the three-month and nine-month periods ended September 30, 2002, respectively, as compared with 15.4 percent and 16.1 percent for the comparable periods of the prior year, respectively.

     The Company's operating profit margins, before the charge for litigation settlement in 2002, and after general corporate expense and excluding goodwill amortization expense in 2001, was 16.7 percent and 16.0 percent for the three-month and nine-month periods ended September 30, 2002, respectively, as compared with 15.1 percent and 14.0 percent for the comparable periods in 2001, respectively. Operating profit margins, before both general corporate expense and the litigation settlement charge and excluding goodwill amortization expense in 2001, were 17.7 percent and 17.0 percent for the three-month and nine-month periods ended September 30, 2002, respectively, as compared with 16.2 percent and 15.2 percent for the comparable periods in 2001, respectively. The Company's operating profit margin increased in the third quarter and the nine months ended September 30, 2002, as compared with the comparable periods in 2001, principally as a result of fixed costs being spread over a higher sales level as well as the favorable influence of the Company's profit improvement initiatives.

                       SEGMENT AND GEOGRAPHIC AREA RESULTS

     Changes in net sales in the following discussion exclude the impact of acquisitions and divestitures. Changes in operating profit margin in the following discussion exclude goodwill amortization expense and the charge for litigation settlement.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales of Cabinets and Related Products increased 13 percent and 10 percent for the three-month and nine-month periods ended September 30, 2002, respectively, from the comparable periods of the prior year due to increased sales volume of cabinets largely through expansion of North American retail distribution channels as well as new product introductions. Operating profit margins for the Cabinets and Related Products segment were 15.4 percent and 13.5 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 9.4 percent and 11.1 percent for the comparable periods of the prior year, respectively. The increase in operating profit margins is primarily due to increased unit sales volume, profit improvement initiatives and the reduction of plant shutdown costs and other asset write-downs, offset in part by costs related to a discontinued product line.

     Net sales of Plumbing Products increased 9 percent and 11 percent for the three-month and nine-month periods ended September 30, 2002, respectively, from the comparable periods of the prior year. These increases represent the favorable influence of new product introductions which contributed to higher unit sales volume of faucets to retailers in 2002 as well as increased growth in the wholesale distribution channels. The increase in sales of Plumbing Products in 2002 also includes the influence of inventory reduction programs of certain key customers in the first six months of 2001, which reduced sales for 2001 and favorably influenced the first nine months of 2002 versus 2001 comparisons. Operating profit margins for the Plumbing Products segment were 15.5 percent and
16.0 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 16.0 percent and 14.0 percent for the comparable periods of the prior year. Operating profit margins in the first nine months of 2002 were primarily favorably affected by the leveraging of fixed costs over increased unit sales volume as well as the Company's profit improvement initiatives. Operating profit margins in the third quarter of 2002 were adversely affected by product mix and higher insurance costs compared with the third quarter of 2001.

     Net sales of Installation and Other Services increased 3 percent for both the three-month and nine-month periods ended September 30, 2002, from the comparable periods of the prior year. The increase in net sales attributable to this segment in 2002 occurred despite lower insulation material purchase costs and related lower market pricing, which partially offset increases of non-insulation installed products. Operating profit margins for the Installation and Other Services segment were 16.8 percent and 17.0 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 18.5 percent and 16.6 percent for the comparable periods of the prior year. Operating profit margins in this segment were affected by lower margins of acquired companies for the three months ended September 30, 2002 and product mix for the nine months ended September 30, 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales of Decorative Architectural Products increased 13 percent and 10 percent for the three-month and nine-month periods ended September 30, 2002, respectively, from the comparable periods of the prior year, due largely to higher unit sales volume of paints, stains and decorative hardware through North American retail distribution channels. Operating profit margins for the Decorative Architectural Products segment were 22.1 percent and 22.2 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 21.6 percent and 20.6 percent for the comparable periods of the prior year. The improvement in operating profit margins for this segment reflect the leveraging of fixed costs over higher unit sales volume, the absence of plant start-up and relocation costs that contributed to lower operating margins in 2001 and lower levels of bad debt expense and certain asset write-downs in 2002 compared with 2001.

     Net sales of Other Specialty Products increased 13 percent and 1 percent for the three-month and nine-month periods ended September 30, 2002, respectively, from the comparable periods of the prior year. The increase in net sales in the third quarter 2002 is primarily due to increased sales of vinyl windows. A weaker U.S. dollar also had a favorable effect on the translation of local currencies of European operations included in this segment. Operating profit margins were 22.1 percent and 19.8 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 22.3 percent and 17.8 percent for the comparable periods of the prior year. The improvement in operating profit margins in the nine months ended September 30, 2002 reflects the positive influence of recent acquisitions, which in aggregate have higher operating profit margins than the segment average.

     Net sales from North American operations increased 10 percent for both the three-month and nine-month periods ended September 30, 2002 from the comparable periods of 2001. Operating profit margins for North American operations were
18.4 percent and 17.7 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 16.9 percent and 15.7 percent for the comparable periods of the prior year. The increase in operating profit margins principally reflects the leveraging of fixed costs over increased sales volume, product mix and the influence of the Company's profit improvement initiatives. Additionally, in 2001, North American operations were negatively affected by plant shutdown charges and asset write-downs that favorably influenced the 2002 versus 2001 comparisons.

     Net sales from International operations increased 11 percent and 3 percent for the three-month and nine-month periods ended September 30, 2002, respectively, from the comparable periods of 2001. A weaker U.S. dollar had a favorable influence on the translation of International sales in the third quarter of 2002. International sales in local currencies increased 2 percent for the third quarter 2002 and were flat for the nine-month period ended September 30, 2002. Operating profit margins for International operations were 13.9 percent and 13.3 percent for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 12.5 percent and 12.3 percent for the comparable periods of the prior year. Operating profit margins for International operations benefited from profit improvement initiatives as well as the positive influence of recent acquisitions which in aggregate have higher operating profit margins than the International operations' average.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER INCOME (EXPENSE), NET

     Included in other interest income for the nine months ended September 30, 2001 is $30.3 million of interest income from indebtedness of Furnishings International Inc. ("FII"). No such interest income was recorded for the three months ended September 30, 2001. The recording of such interest income was discontinued effective July 1, 2001 due to the impairment of the Company's investment in FII.

     In the third quarter of 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including the Company's investments in FII and other non-operating assets.
The furniture industry in general and FII in particular had been adversely affected by the ongoing economic weakness in its markets, the bankruptcies of a number of major retailers and import competition. In light of these factors, the Company reevaluated the carrying value of its investment in FII and recorded a $460 million pre-tax, non-cash charge to write down this investment to its estimated current fair value. The Company also recorded a $70 million pre-tax, non-cash charge for an other-than-temporary decline in the fair value of certain of the Company's, principally technology-related, investments.

     Other, net for the three-month and nine-month periods ended September 30, 2002 includes $1.6 million and $(27.2) million, respectively, of realized gains (losses), net from the sale of marketable securities, dividend income from marketable securities of $1.5 million and $2.8 million, respectively, and $2.3 million and $6.7 million of income and gains (losses), net regarding other investments, respectively. In addition, in the third quarter of 2002, the Company incurred $13.8 million of losses related to interest ratelock transactions entered into in anticipation of the Company issuing fixed rate debt in the third quarter of 2002. There were no interest ratelock agreements outstanding at September 30, 2002. Other, net for the three-month and nine-month periods ended September 30, 2001 included $(3.2) million and $(.2) million, respectively, of realized gains (losses), net from the sale of marketable securities, dividend income from marketable securities of $.7 million and $1.9 million, respectively, and $5.0 million and $9.7 million, respectively, of income and gains (losses), net regarding other investments.

     Interest expense for the three-month and nine-month periods ended September 30, 2002 was $61.0 million and $170.3 million, respectively, compared with $61.6 million and $179.3 million for the comparable periods of the prior year.

                 INCOME AND EARNINGS PER COMMON SHARE BEFORE THE
                     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Net income (loss) for the third quarter of 2002 increased to $122.8 million and diluted earnings (loss) per common share increased to $.24 compared with $(.39) per common share ($(.35) excluding goodwill amortization expense) for the comparable period of 2001. Income before the cumulative effect of accounting change for the nine-month period ended September 30, 2002 was $487.3 million and related diluted earnings per common share was $.96 compared with $.15 per common share ($.27 excluding goodwill amortization expense) for the comparable period of the prior year.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The three-month and nine-month periods ended September 30, 2002 were impacted by the charge for the litigation settlement of $166 million. The three-month and nine-month periods ended September 30, 2001 were impacted by a $530 million non-cash, pre-tax charge for the write-down of certain investments, including the Company's investment in Furnishings International Inc. and other non-operating assets.

     The Company's effective tax rate, excluding the charge for litigation settlement, was 34.2 percent and 34.1 percent for the third quarter and nine months ended September 30, 2002, respectively, prior to the accounting change effect, as compared with 35.0 percent (36.8 percent and 27.6 percent for the three months and nine months ended September 30, 2001, respectively, excluding goodwill amortization expense) for both of the comparable periods of the prior year. The Company estimates that its effective tax rate should approximate 34.5 percent for the full year 2002, excluding the litigation settlement charge and the accounting change effect.

                     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company adopted a new critical accounting policy regarding goodwill and other indefinite-lived intangible assets. See Note A of the Condensed Consolidated Financial Statements.

     The Company completed the two-step transitional goodwill impairment testing in the second quarter of 2002. The first step of the test was to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Company performed a second test to measure the amount of the impairment. The Company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow method. This evaluation indicated that goodwill recorded for certain of the Company's business units, principally in Europe, were impaired. Certain of the Company's European businesses have been affected by continued weak market and economic conditions. On adoption of SFAS No. 142, a non-cash impairment charge of $92.4 million, net of income tax benefit of $24.4 million, was recognized as a cumulative effect of change in accounting principle in the first half of 2002, effective January 1, 2002.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER FINANCIAL INFORMATION

     The Company's current ratio was 1.9 to 1 at September 30, 2002, as compared with 2.1 to 1 at December 31, 2001; this decrease was due principally to the reclassification from long-term debt to short-term debt of $200 million of 6-1/8% notes due September 2003.

     For the nine months ended September 30, 2002, cash of $690.8 million was provided by operating activities. Cash provided by financing activities was $675.0 million, including $1,082.1 million from the issuance of fixed rate notes in 2002, and $598.3 million from the issuance of Company common stock. Cash used for financing activities included a $717.2 million net decrease in long-term debt, primarily related to payments of bank debt, $60.5 million for the acquisition of Company common stock in open-market transactions, $31.3 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan, and $196.5 million for cash dividends paid. Cash used for investing activities was $1,077.7 million, including $660.8 million for acquisitions, $175.5 million for capital expenditures, and $304.3 million for the net purchases of marketable securities and other investments. Cash provided by investing activities included $15.4 million from the disposition of a business and $47.4 million from other items. The aggregate of the preceding items represents a net cash inflow of $288.1 million.

     Days sales in accounts receivable increased to 57 days from 52 days at September 30, 2001, primarily due to an extension of payment terms with a major customer.

     In September 2002, the Company increased its quarterly cash dividend to $.14 from $.135 per common share. This marks the 44th consecutive year in which dividends have been increased.

     In May 2002, the Company sold 22 million shares of Company common stock in a public offering, resulting in net proceeds to the Company of $598.3 million (net of issuance costs of $14.4 million). On June 24, 2002, the Company issued $500 million of 5-7/8% notes due 2012, resulting in net proceeds of $490.8 million. On August 20, 2002, the Company issued $300 million of 4-5/8% notes due 2007, resulting in net proceeds of $296.7 million. On August 20, 2002, the Company also issued $300 million of 6-1/2% notes due 2032, resulting in net proceeds of $294.6 million. These proceeds are net of aggregate debt issuance costs of $17.9 million which are being amortized over the issue lives of the related notes. The Company used the proceeds from the equity and debt issuances to reduce bank indebtedness and for other general corporate purposes, including investments in marketable securities and other investments.

     On July 19, 2002, the Company announced that it amended the terms of its Zero Coupon Convertible Senior Notes ("Notes") due July 20, 2031 to permit an additional date, April 20, 2004, on which holders, at their option, can cause the Company to repurchase the Notes, at the then accreted value of $429.57 per Note, payable by the Company in cash on April 26, 2004. Under the original terms of the Notes, holders of $26.4 million of Notes required the Company to repurchase, for $10.7 million cash, the accreted value of such Notes on July 23, 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent Event: On October 16, 2002, the Company issued $350 million of 5-7/8% notes due 2012, resulting in net proceeds of $356 million, including a premium of $8.3 million and debt issuance costs of $2.3 million, which are being amortized through 2012. The Company subsequently filed Registration Statements with the Securities and Exchange Commission, pending effectiveness, to increase the unallocated shelf registration pursuant to which the Company is able to issue up to a combined $2 billion of debt and equity securities and 50 million shares of Company common stock.

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

     During the second quarter of 2002, FII completed the disposition of its operations. The fair value of the remaining net assets of FII represents proceeds for the Company's investment in FII debt. The assets and liabilities are primarily comprised of notes receivable, 4 million shares of Furniture Brands International common stock and pension obligations of approximately $75 million. Certain non-Masco shareholders of FII have contributed their FII shares back to FII resulting in Masco becoming the majority shareholder. Accordingly, the assets and liabilities of FII have been recorded in the Company's condensed consolidated financial statements.


     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note M of the Condensed Consolidated Financial Statements discusses specific claims against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

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

     On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including co-operative advertising expenses and other customer-related incentives, be recorded as a reduction in sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $20 million and $56 million of co-operative advertising expenses from selling expense to a reduction in sales for the three months and nine months ended September 30, 2001, respectively. This reclassification did not result in a change in net income (loss) or earnings (loss) per common share.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities" which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146 is effective for all exit or disposal activities subsequent to December 31, 2002. The Company is currently evaluating the impact that SFAS No. 146 will have on its consolidated financial statements.

                             OUTLOOK FOR THE COMPANY

     The Company's internal sales growth has continued to trend upward. The upward trend in sales includes increased sales to retailers with above-average increases in sales of cabinets, architectural coatings, decorative hardware and faucets. The Company has also recently implemented several programs aimed at improving return on assets and cash flow; the Company anticipates significant future improvement in both of these areas which should contribute to future margin improvement. Due to seasonal factors, the Company expects margins in the fourth quarter to be modestly lower than margins achieved in the second and third quarters.

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

                                MASCO CORPORATION

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

a.   Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are designed to be and are adequate to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b.   Changes in Internal Controls

     There were no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEMS 2 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               12 - Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Stock Dividends

          (b)  REPORTS ON FORM 8-K:

               Report on Form 8-K dated July 30, 2002, relating to the sworn statement of facts and circumstances made pursuant to Order No. 4-460.

               Report on Form 8-K dated August 20, 2002, filing the opinion of John R. Leekley regarding the Company's Registration Statement on Form S-3.

               Report on Form 8-K dated September 18, 2002, describing an adverse appellate court decision in the State of Washington involving the Company's Behr Paint subsidiary.

               Report on Form 8-K dated September 19, 2002, filing the Company's press release clarifying information contained in the September 18, 2002 Form 8-K Report.

               Report on Form 8-K dated October 4, 2002, updating previously filed information on Form 8-K Reports dated September 18 and September 19, 2002, including a statement of the Company's current analysis of its potential financial exposure resulting from the adverse appellate court decision in the State of Washington involving the Company's Behr Paint subsidiary.

               Report on Form 8-K dated October 16, 2002, filing the opinion of John R. Leekley regarding the Company's Registration Statements on Form S-3.

               Report on Form 8-K dated October 29, 2002, filing the Company's press release announcing preliminary settlement of certain class action litigation.

                                MASCO CORPORATION

                      PART II. OTHER INFORMATION, CONCLUDED

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION
                                               -----------------
                                                 (Registrant)



DATE:    NOVEMBER 13, 2002           BY:  /s/ Timothy Wadhams
       -----------------------            -------------------------------------
                                          Timothy Wadhams
                                          Vice-President and
                                          Chief Financial Officer

                                MASCO CORPORATION

                                 CERTIFICATIONS

I, Richard Manoogian, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Masco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002                 By: /s/ Richard Manoogian
     ------------------------                ------------------------------
                                             Richard Manoogian
                                             Chief Executive Officer

                                MASCO CORPORATION

                                 CERTIFICATIONS

I, Timothy Wadhams, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Masco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 13, 2002                 By:  /s/ Timothy Wadhams
      --------------------------                ------------------------------
                                                Timothy Wadhams
                                                Vice President and
                                                Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

EXHIBIT

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.