Form 10-K
period 2002-12-31
MASCO CORP /DE/
filed 2003-03-14
CIK 62996

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NUMBER 1-5794

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

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 28, 2002 (based on the closing sale price of $27.11 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $12,775,174,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2003:

         488,273,000 shares of Common Stock, par value $1.00 per share

Portions of the Registrant's definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        2002 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
  1.    Business....................................................      2
  2.    Properties..................................................      7
  3.    Legal Proceedings...........................................      7
  4.    Submission of Matters to a Vote of Security Holders.........      8
        Supplementary Item. Executive Officers of Registrant........      8

                                  PART II
  5.    Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      9
  6.    Selected Financial Data.....................................      9
  7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10
 7A.    Quantitative and Qualitative Disclosure about Market Risk...     28
  8.    Financial Statements and Supplementary Data.................     29
  9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     67

                                  PART III
 10.    Directors and Executive Officers of the Registrant..........     67
 11.    Executive Compensation......................................     67
 12.    Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters................     67
 13.    Certain Relationships and Related Transactions..............     67
 14.    Controls and Procedures.....................................     68
 15.    Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................     68
        Signatures..................................................     72
        Certifications..............................................     73

                        FINANCIAL STATEMENT SCHEDULE
        Valuation and Qualifying Accounts...........................     75

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation manufactures, sells and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand name consumer products designed for the home improvement and new construction markets. The Company's operations consist of five business segments, which are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2002, the contribution of the Company's segments to net sales and operating profit. Additional financial information concerning the Company's operations by segment as well as general corporate expense as of and for the three years ended December 31, 2002 is set forth in Note N to the Company's Consolidated Financial Statements included in Item 8 of this Report.

                                                               (IN THOUSANDS)
                                                    NET SALES (1)
                                         ------------------------------------
                                            2002         2001         2000
                                         ----------   ----------   ----------
Cabinets and Related Products..........  $2,798,000   $2,567,000   $2,536,000
Plumbing Products......................   2,031,000    1,742,000    1,828,000
Installation and Other Services........   1,845,000    1,692,000      855,000
Decorative Architectural Products......   1,599,000    1,469,000    1,359,000
Other Specialty Products...............   1,146,000      814,000      600,000
                                         ----------   ----------   ----------
          Total........................  $9,419,000   $8,284,000   $7,178,000
                                         ==========   ==========   ==========

                                          SEGMENT OPERATING PROFIT (2)(3)(4)(5)
                                         ---------------------------------------
                                            2002          2001          2000
                                         -----------   -----------   -----------
Cabinets and Related Products..........  $  379,000    $  255,000    $  322,000
Plumbing Products......................     334,000       241,000       281,000
Installation and Other Services........     304,000       243,000       122,000
Decorative Architectural Products......     338,000       270,000       249,000
Other Specialty Products...............     221,000       127,000        85,000
                                         ----------    ----------    ----------
          Total........................  $1,576,000    $1,136,000    $1,059,000
                                         ==========    ==========    ==========

       (1) Includes the reclassification of cooperative advertising expense from selling expense to a reduction of sales to conform to the 2002 presentation. This reclassification did not result in a change in net income or earnings per common share.

       (2) Amounts are before general corporate expense of $98 million, $96 million and $99 million in 2002, 2001 and 2000, respectively.

       (3) Operating profit for 2002 includes a pre-tax gain of $15.6 million related to certain long-lived assets in the Plumbing Products segment, which were previously written down in December 2000 as part of the plan for the disposition of certain businesses.

       (4) Operating profit for 2002 is before the litigation settlement charge, net of $146.8 million (pertaining to the Decorative Architectural Products segment).

       (5) Operating profit excluding goodwill amortization expense for 2001 and 2000, respectively, was as follows: Cabinets and Related Products -- $270 million and $336 million, Plumbing Products -- $248 million and $287 million, Installation and Other Services -- $287 million and $144 million, Decorative

           Architectural Products -- $282 million and $260 million and Other Specialty Products -- $142 million and $98 million.

     Approximately 85 percent of the Company's sales are generated by operations in North America (primarily in the United States). International operations (primarily in Europe) comprise the balance and are located principally in Belgium, Denmark, Germany, Holland, Italy, Spain and the United Kingdom. See Note N to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     Acquisitions have been a key factor in the Company's growth. During 2002, the Company acquired several businesses with aggregate annual sales of approximately $1 billion. The most significant acquisition during 2002 was that of Service Partners LLC, a distributor and installer of insulation and other building products. More information about this transaction is set forth in the following discussion and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report. Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

CABINETS AND RELATED PRODUCTS

     In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. These products are sold under a number of trademarks, including KRAFTMAID(R), MERILLAT(R), MILL'S PRIDE(R) and QUALITY CABINETS(R), to distributors, home centers and dealers and direct to builders for both the home improvement and new construction markets. The Company also manufactures bath storage products under the brand name ZENITH(R). In Europe, the Company manufactures assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry and other products under brand names including ALMA KUCHEN(TM), ALVIC(TM), ARAN(TM), BLUESTONE(TM), FAARUP(TM), GRUMAL(TM), MOORES(TM), SCANBIRK(TM), SYSTEMA(TM), TVILUM-SCANBIRK(TM), VESTERGAARD(TM) and XEY(TM). Sales in Europe are made through distribution channels that parallel North American distribution.

     The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large and hundreds of smaller competitors. The Company believes that it is the largest manufacturer of kitchen and bath cabinetry in North America based on sales revenue for 2001. Significant North American competitors include American Woodmark, Aristokraft, Omega and Schrock.

PLUMBING PRODUCTS

     In North America, the Company manufactures and sells a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA(R) and PEERLESS(R) single and double handle faucets used in kitchen, lavatory and other sinks and in bath and shower enclosures. Both DELTA(R) and PEERLESS(R) faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. Showerheads, handheld showers and valves are sold under ALSONS(R), DELTA(R), MIXET(R) and PLUMB SHOP(R) brand names. The Company manufactures faucets and various other plumbing products for the European markets under the brand names DAMIXA(R), GUMMERS(R), MARIANI(TM) and NEWTEAM(TM) and sells them through multiple distribution channels.

     During 2002, the Company acquired Brasstech, Inc. and Newport Metal Finishing, Inc., both California-based, related manufacturers of premium price-point plumbing products, including faucets, plumbing specialties and bath accessories, and Bristan Ltd., a provider of kitchen and bath faucets and shower and bath accessories, based in the United Kingdom. In late December 2002, the Company increased its 27% ownership in Hansgrohe AG, a German manufacturer of kitchen and bath faucets, hand-held and fixed showerheads, luxury shower systems and steam showers, and currently owns 64% of the outstanding voting equity. HANSGROHE(R) products are sold throughout most of Europe through plumbers and wholesalers and in North America primarily through retailers.

     Masco believes that its faucet operations hold a leadership position in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. Competition from import products is also a significant factor in the Company's markets. There are several major competitors among the European manufacturers of faucets and accessories, primarily in Germany and Italy, and hundreds of smaller competitors throughout Europe and Asia.

     Other plumbing products manufactured and sold by the Company include AQUA GLASS(R) and MIROLIN(R) acrylic and gelcoat bath and shower units, which are sold primarily to wholesale plumbing distributors for the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are manufactured and sold under the brand names AMERICAN SHOWER & BATH(TM), PLASKOLITE(TM) and TRAYCO(TM). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are manufactured and sold under brand names HOT SPRING(R), CALDERA(R) and other trademarks directly to retailers. Other plumbing products for the international market include HUPPE(R) luxury bath and shower enclosures sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM) ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers. GLASS(TM) acrylic bathtubs and steam shower enclosures are sold in Italy and other European countries. RECOR(TM) cast iron bathtubs are sold in Europe and the United States.

     Also included in plumbing products are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) trademark and for the "do-it-yourself" market under the MASTER PLUMBER(R) and PLUMB SHOP(R) trademarks and are also sold under private label.

INSTALLATION AND OTHER SERVICES

     Masco Contractor Services, Inc., which operates over 375 local branch offices throughout most of the United States, supplies and installs primarily insulation and, in certain locations, other building products including fireplaces, gutters, cabinetry, shelving and windows. Installation services are provided primarily to tract and custom home builders in the new construction market. Masco Contractor Services does business in local markets through such names as Gale Industries, The Cary Group and Davenport Insulation. Net sales of insulation installation comprised 14 percent, 14 percent and 8 percent of the Company's consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's competitors in this market include several regional and numerous local installers.

     The Company expanded its installation operations in September 2002 with the acquisition of Service Partners LLC, a Virginia-based distributor and installer of insulation and other building products including roofing, drywall, gutters, fireplaces and acoustical ceiling products. Other 2002 acquisitions in the United States include SCE Unlimited, Inc., an installer of a broad variety of products including siding, closet shelving, gutters and other building products, and IDI Group, an installer of insulation and other building products such as fireplaces, gutters and garage doors.

DECORATIVE ARCHITECTURAL PRODUCTS

     The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofings. BEHR(R) paint and stain products, such as PREMIUM PLUS(R), and MASTERCHEM(R) specialty paint products, including KILZ(R) brand primers, are sold in the United States and Canada primarily to the "do-it-yourself" market through home centers. Net sales of architectural coatings, including paints and stains, comprised 11 percent, 11 percent and 10 percent of the Company's consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Competitors in the architectural coatings market include large multinational companies such as ICI Paints, PPG Industries, Inc., Sherwin-Williams and Valspar as well as many smaller regional and national companies.

     The Company manufactures and sells decorative bath and shower accessories under the brand names BALDWIN(R), FRANKLIN BRASS(R), GINGER(R) and BATH UNLIMITED(TM). Also in the Decorative Architectural Products segment are premium BALDWIN(R) quality brass trim and mortise lock sets, knobs and other builders' hardware, which are manufactured and sold for the home improvement and new home construction markets. LIBERTY(R) cabinet, decorative door and builders' hardware is sold to home centers, other retailers, original equipment manufacturers and wholesale markets. WEISER(R) lock sets and related hardware are manufactured and sold through contractor supply outlets, hardware distributors and home centers. Key competitors for these products in North America include Amerock, Belwith, Kwikset, National, Schlage and Stanley. Imported products are also a significant factor in this market.

     AVOCET(TM) builders' hardware products, including locks and door and window hardware, are manufactured and sold to home centers and other retailers, builders and original equipment door and window manufacturers primarily in the United Kingdom.

     The Company features a durable coating on many of its decorative faucets and other products that offers tarnish protection and scratch resistance under the trademarks BRILLIANCE(R) and THE LIFETIME FINISH FROM BALDWIN(R). This finish is currently available on many of the Company's kitchen and bath products and door hardware.

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

     The Company entered into the market for windows and patio doors during 2001, with manufacturing and sale under the MILGARD(R) brand name to the new construction and home improvement markets, principally in the western United States, and fabrication and sale of vinyl windows and sunrooms under the GRIFFIN(TM) brand name for the European building trades. During 2002, the Company expanded its European window-related operations with the acquisition of three companies headquartered in the United Kingdom: Cambrian Windows Ltd., a fabricator of vinyl window frames, Duraflex Ltd., an extruder of vinyl frame components for windows, doors and sunrooms, and Premier Manufacturing Ltd., a fabricator of vinyl window and door frames.

ADDITIONAL INFORMATION

     - Direct sales of the Company's product lines to home center retailers have increased substantially in recent years and, in 2002, sales to the Company's largest customer, The Home Depot, were $2.3 billion (approximately 25 percent of total sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the Company believes that the loss of a substantial portion of its sales to The Home Depot would have a material adverse impact on the Company.

     - The major markets for the Company's products and services are highly competitive. Competition in all of the Company's product lines is based primarily on performance, quality, style, delivery, customer service and price, with the relative importance of such factors varying among product categories. Competition in the markets for the Company's services businesses is based primarily on price, customer service and breadth of product offering.

     - The Company's international operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

     - Financial information concerning the Company's export sales and foreign and United States operations, including the net sales, operating profit and assets attributable to the Company's segments and to the Company's North American and International operations, as of and for the three years ended December 31, 2002, is set forth in Item 8 of this Report in Note N to the Company's Consolidated Financial Statements.

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

     - The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports filed pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are posted on the Company's web site at http://www.masco.com as soon as practicable after they are filed with the Securities and Exchange Commission and are available free of charge. Material contained on the Company's web site is not incorporated by reference in this Report on Form 10-K.

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

EMPLOYEES

     At December 31, 2002, the Company employed approximately 61,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The table below lists the Company's principal North American properties by segment.

                                                               WAREHOUSE AND
              BUSINESS SEGMENT                 MANUFACTURING   DISTRIBUTION
              ----------------                 -------------   -------------
Cabinets and Related Products...............        22              41
Plumbing Products...........................        26              13
Decorative Architectural Products...........        14              13
Other Specialty Products....................        24               6
                                                    --              --
  Totals....................................        86              73

     Most of the Company's North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 750,000 square feet. The Company owns or has options to acquire most of its North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of its warehouse and distribution facilities are leased.

     In addition, the Company's Installation and Other Services segment operates approximately 375 branch locations in North America, the majority of which are leased.

     The table below lists the Company's principal properties outside North America by segment.

                                                               WAREHOUSE AND
              BUSINESS SEGMENT                 MANUFACTURING   DISTRIBUTION
              ----------------                 -------------   -------------
Cabinets and Related Products...............        17              31
Plumbing Products...........................        18              17
Decorative Architectural Products...........         5               8
Other Specialty Products....................        23               8
                                                    --              --
  Totals....................................        63              64

     Most of these international facilities are located in Belgium, Denmark, Germany, Holland, Italy, Spain and the United Kingdom. The Company generally owns its international manufacturing facilities and leases its warehouse and distribution facilities.

     The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. The Company owns an additional building near its corporate headquarters that is used by its corporate research and development department.

     Each of the Company's operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. The Company's buildings, machinery and equipment have been generally well maintained and are in good operating condition. The Company believes that its facilities have sufficient capacity and are adequate for its production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

     The Company and its Behr Process Corporation subsidiary are defendants in several class action lawsuits relating to certain of Behr's previously manufactured exterior wood coating products. None of the complaints sets forth any specific amounts of damage. The Company and Behr have entered into settlement agreements to resolve all of these class actions pending in the United States under which all claims relating to the products would be dismissed without any admission of liability or wrongdoing following final court approval of the settlements. More information about these lawsuits and settlement agreements is set forth in Note S to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT
(PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                               OFFICER
                    NAME                                      POSITION                   AGE    SINCE
                    ----                       ---------------------------------------   ---   -------
Richard A. Manoogian.........................  Chairman of the Board, Chief Executive    66     1962
                                                 Officer, President and Chief
                                                 Operating Officer*
Dr. Lillian Bauder...........................  Vice President -- Corporate Affairs       63     1996
David A. Doran...............................  Vice President -- Taxes                   61     1984
Daniel R. Foley..............................  Vice President -- Human Resources         61     1996
Eugene A. Gargaro, Jr. ......................  Vice President and Secretary              60     1993
John R. Leekley..............................  Senior Vice President and General         59     1979
                                                 Counsel
Robert B. Rosowski...........................  Vice President and Treasurer              62     1973
Timothy Wadhams..............................  Vice President and Chief Financial        54     2001
                                                 Officer

* Raymond F. Kennedy, the Company's President and Chief Operating Officer, passed away unexpectedly on February 4, 2003. Mr. Manoogian, who previously served in these capacities, was appointed to assume these responsibilities on an interim basis.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

                                    MARKET PRICE
                                ---------------------         DIVIDENDS
QUARTER                          HIGH           LOW           DECLARED
-------                         ------         ------         ---------
2002
  Fourth....................    $22.60         $17.25           $.14
  Third.....................     27.05          19.00            .14
  Second....................     29.43          25.39            .13 1/2
  First.....................     28.99          24.10            .13 1/2
                                                                ----
     Total..................                                    $.55
                                                                ====
2001
  Fourth....................    $24.99         $19.50           $.27
  Third.....................     26.52          17.76            --
  Second....................     25.94          22.00            .13
  First.....................     26.94          21.42            .13
                                                                ----
     Total..................                                    $.53
                                                                ====

     On January 31, 2003 there were approximately 6,000 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company's Board of Directors and will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated. Information for 1998 has been restated for 1999 poolings of interests, except for dividends.

                                                        (DOLLARS IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                   2002             2001            2000            1999            1998
                                -----------      ----------      ----------      ----------      ----------
Net sales (1).............      $ 9,419,400      $8,284,000      $7,178,000      $6,253,000      $5,238,000
Operating profit (2)(3)...      $ 1,331,100      $1,039,800      $  960,020      $  911,010      $  870,090
Net income (2)(4)(5)(6)...      $   589,700      $  198,500      $  591,700      $  569,600      $  565,100
Per share of common stock:
  Net income: (2)(4)(5)(6)
     Basic................            $1.22            $.43           $1.34           $1.31           $1.30
     Diluted..............            $1.15            $.42           $1.31           $1.28           $1.26
  Dividends declared......            $ .55            $.53           $ .50           $ .46           $ .43 1/2
  Dividends paid..........            $ .54 1/2        $.52 1/2       $ .49           $ .45           $ .43
At December 31:
  Total assets............      $12,050,430      $9,021,170      $7,604,310      $6,517,330      $5,492,050
  Long-term debt..........      $ 4,316,470      $3,627,630      $3,018,240      $2,431,270      $1,638,290
  Shareholders' equity....      $ 5,293,840      $3,957,670      $3,286,370      $3,018,910      $2,647,240

(1) Includes the reclassification of cooperative advertising expense from selling expense to a reduction of sales to conform to the 2002 presentation. This reclassification did not result in a change in net income or earnings per common share.

(2) The year 2002 includes a $92.3 million after-tax ($146.8 million pre-tax), net charge for the Behr litigation settlement.

(3) Operating profit for 1998-2001 includes goodwill amortization as follows:
    2001 -- $93.2 million, 2000 -- $66.2 million, 1999 -- $45.4 million and
    1998 -- $29.0 million.

(4) The year 2002 includes a $92.4 million after-tax ($116.8 million pre-tax), non-cash goodwill impairment charge recognized as a cumulative effect of a change in accounting principle in the first half of 2002.

(5) The year 2001 includes a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

(6) The year 2000 includes a $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments.

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

     The following discussion and certain other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions and competitive market conditions; pricing pressures; relationships with key customers; industry consolidation of retailers, wholesalers and builders; shifts in distribution; the influence of e-commerce; and other factors discussed in the "Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products for builders in the new construction market.

     Factors that affect the Company's results of operations include the levels of home improvement and residential construction activity principally in North America and Europe (including repair and remodeling and new construction), the Company's ability to effectively manage its overall cost structure, fluctuations in European currencies (primarily the European euro and British pound), the importance of and the Company's relationships with home centers (including The Home Depot, which represented approximately 25 percent of the Company's sales in
2002) as distributors of home improvement and building products and the Company's ability to maintain its leadership positions in its markets in the face of increasing global competition. Historically, the Company has been able to largely offset the impact on its revenues of cyclical declines in new construction and home improvement markets through new product introductions and acquisitions as well as market share gains.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

     The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing arrangements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments. Inventories are recorded at the lower of cost or market with expense estimates made for obsolescence or unmarketable inventory equal to the difference between the recorded cost of inventories and their estimated market value based on assumptions about future demand and market conditions. On an on-going basis, the Company monitors these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

     The Company maintains investments in marketable equity securities and bond funds, which aggregated $446 million, and a number of private equity funds, which aggregated $448 million, at December 31, 2002. The investments in private equity funds are carried at cost and are evaluated for impairment at each reporting period, or when circumstances indicate an impairment may exist, using information made available by the fund managers and other assumptions. The investments in marketable equity securities and bond funds are carried at fair value, and unrealized gains and unrealized losses (that are deemed to be temporary) are recorded as a component of shareholders' equity, net of tax, in other comprehensive income. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. Future changes in market conditions, the performance of underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

     The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company completed the transitional goodwill and other indefinite-lived intangible assets impairment testing in 2002 and recorded a non-cash goodwill impairment charge of $92.4 million, net of income tax credit of $24.4 million, as a cumulative effect of change in accounting principle effective January 1, 2002. See "Cumulative Effect of Accounting Change" for additional discussion of the adoption of this standard. In the fourth quarter of 2002, the Company completed the annual impairment testing of goodwill and other indefinite-lived intangible assets utilizing a discounted cash flow method. This test indicated that no additional impairment of such assets occurred in 2002. Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

     Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures and a three percent long-term assumed growth rate of cash flows for periods after the five-year forecast. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, housing starts and repair and remodeling estimates for existing homes.

     In the fourth quarter of 2002, the Company estimated that future discounted cash flows projected for individual business units were greater than the carrying values related to business units with goodwill and other indefinite-lived intangible assets. Any increases in estimated discounted cash flows would have no impact on the reported value of goodwill. In contrast, if the current estimate of future discounted cash flows had been 20 percent lower, the Company would have been required to recognize a pre-tax impairment loss of approximately $43 million.

     Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. Pension costs and obligations of the Company are developed from actuarial valuations. Inherent in these valuations are key assumptions regarding inflation, expected return on plan assets, mortality rates, compensation increases and discount rates for obligations. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions. The Company selects these assumptions with assistance from outside advisors such as consultants, lawyers and actuaries. Changes in assumptions used could result in changes to the related pension costs and obligations within the Company's consolidated financial statements in any given period.

     In 2002, the Company decreased its discount rate to 6.75 percent from 7.5 percent, which reflects the decline in long-term interest rates. The assumed asset return is 8.5 percent, reflecting the expected long-term return on plan assets. The plan assets were invested in equities (85 percent), bonds (8 percent) and cash (7 percent) at December 31, 2002.

     The Company's underfunded amount for the difference between the projected benefit obligation and plan assets increased to $182 million from $59 million in 2001. This is the result of the change in the discount rate, plan amendments, asset returns below projections and the inclusion of the Furnishings International Inc. pension obligation of approximately $83 million at December 31, 2002 (see Note D to the consolidated financial statements). The plan assets in 2002 had a loss of approximately 15 percent as compared with declines of 17 percent and 23 percent for the Dow Jones Industrial Average and the Standard & Poor's 500, respectively.

     The Company expects pension expense for its defined benefit plans to increase by approximately $10 million in 2003, principally as a result of lower asset returns. If the Company assumed that the future return on plan assets was 8 percent instead of 8.5 percent, the impact on pension expense for 2003 would be an increase of approximately $1 million.

     The Company has considered future income and gains from investments and other identified tax planning strategies, including the potential sale of certain operating assets, in assessing the need for establishing a valuation allowance against its deferred tax assets at December 31, 2002. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be recorded in the period such determination is made.

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the lifetime, under certain circumstances, of the original purchaser. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or service to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expected future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

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

CORPORATE DEVELOPMENT

     Mergers and acquisitions have historically contributed significantly to Masco's growth. Generally, the earnings benefit to Masco arises from the subsequent growth of merged and acquired businesses, since incremental sales are not impacted by the initial transaction-related costs and expenses such as interest and added depreciation and amortization.

     During 2002, the Company completed the acquisition of several home improvement products and service companies including Brasstech, Inc. and Bristan Ltd. (Plumbing Products segment), Cambrian Windows Ltd., Duraflex Ltd. and Premier Manufacturing Ltd. (Other Specialty Products segment), SCE Unlimited, IDI Group, Service Partners LLC and several relatively small installation service companies (Installation and Other Services segment), and Diversified Cabinet Distributors (Cabinets and Related Products segment). Brasstech, Inc. is a United States (U.S.) company headquartered in California and is a manufacturer of premium price-point plumbing products, including faucets, plumbing specialties and bath accessories. Bristan Ltd. is a provider of kitchen and bath faucets and shower and bath accessories. Cambrian Windows Ltd. is a fabricator of vinyl window frames and Duraflex Ltd. is an extruder of vinyl frame components for windows, doors and sunrooms. Premier Manufacturing Ltd. is a fabricator of vinyl window and door frames. Bristan Ltd., Cambrian Windows Ltd., Duraflex Ltd. and Premier Manufacturing Ltd. are headquartered in the United Kingdom. SCE Unlimited is an installer of a broad variety of products and is located in the U.S., and IDI Group is an installer of insulation and other building products and is also located in the U.S. Diversified Cabinet Distributors is a distributor and installer of cabinets and countertops and is located in the U.S. Service Partners is a distributor and installer of insulation and other building products in the U.S. The Company also increased its ownership of Hansgrohe AG, a German manufacturer of kitchen and bath faucets, hand-held and fixed showerheads, luxury shower systems and steam showers, from approximately 27 percent to 64 percent. Accordingly, the assets and liabilities of Hansgrohe AG have been included in the Company's consolidated financial statements at December 31, 2002. For the year ended December 31, 2002, the Company recorded equity earnings from Hansgrohe

AG; the Company will begin consolidating the majority interest in the operating results of Hansgrohe AG in 2003.

     These acquisitions provide the Company with opportunities to broaden its product and service offerings and enter new markets, and contributed approximately $370 million in net sales for the year ended December 31, 2002.

     The aggregate net purchase price of these 2002 acquisitions was approximately $1.2 billion, including cash of $699 million, assumed debt of $81 million and Company common stock valued at $399 million. At December 31, 2002, Hansgrohe AG had $45 million of bank and other debt. The excess of net purchase price over the fair value of net tangible assets acquired was approximately $1 billion. Of this amount, $42 million, based primarily on independent appraisals, was allocated to other identifiable intangible assets including $19 million to registered trademarks that are not subject to amortization and approximately $23 million to other definite-lived intangible assets. The remaining excess purchase price of approximately $1 billion represented acquired goodwill. Of the goodwill and other identifiable intangible assets, the Company estimates that approximately $270 million will be deductible for income tax purposes.

     The results of these 2002 acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Had these companies been acquired effective January 1, 2001, pro forma unaudited consolidated net sales and net income would have approximated $10.3 billion and $636 million for 2002 and $9.4 billion and $259 million for 2001, respectively. In addition to earnings from 2002 acquisitions already included in the consolidated statements of income, pro forma unaudited consolidated diluted earnings per common share would have increased by approximately $.06 and $.11 for 2002 and 2001, respectively, from these 2002 acquisitions. See Note B to the consolidated financial statements for additional information regarding acquisitions.

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

     During 2002, the Company completed the sale of its StarMark Cabinetry, Inc. business for cash proceeds of approximately $15 million, which approximated book value. During 2001, the Company completed the sale of its Inrecon and American Metal Products businesses for cash proceeds of approximately $232 million, which approximated their combined book values. In addition, the Company continues to guarantee the value of 1.6 million shares of Company common stock at a stock price of $40 per share related to the Inrecon transaction (through June 2004). The liability for this guarantee, which approximated $30 million at both December 31, 2002 and 2001, has been recorded in accrued liabilities and is marked to market each reporting period. StarMark was included in the Cabinets and Related Products segment, Inrecon was included in the Installation and Other Services segment and American Metal Products was included in the Other Specialty Products segment. The Company anticipated the remaining dispositions to be substantially completed by the end of 2002. However, due to various factors, including the weakened economic environment and uncertainty in the financial markets, the remaining businesses are no longer held for sale.

     In the fourth quarter of 2002, the Company recognized a pre-tax gain of $15.6 million related to certain long-lived assets which were written down in December 2000 as part of the Company's plan for disposition. The gain resulted from an adjustment of the assets to the lower of original carrying value or current market value, principally based on a change in the relationship with a major customer for one of the businesses.

     The sales and results of operations of the businesses sold in 2002 and 2001 are included in the Company's results of continuing operations through the date of disposition. These businesses contributed sales of $11 million, $237 million and $301 million in 2002, 2001 and 2000, respectively, and operating (loss) profit of $(.4) million, $13 million and $(8) million in 2002, 2001 and 2000, respectively; the changes in sales and operating (loss) profit include the effect of dispositions completed in 2002 and 2001.

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

     The U.S. furniture industry was adversely affected by the ongoing economic weakness in its markets in 2001, by the bankruptcies of a number of major retailers and by increased import competition. In the third quarter of 2001, management of FII advised the Company that it was pursuing the disposition of all of its businesses and that the expected consideration from the sale of such businesses would not be sufficient to pay amounts due to the Company in accordance with the terms of the junior debt securities. Accordingly, the Company reevaluated the carrying value of its securities of FII and, in the third quarter of 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to approximately $133 million, which represented the approximate fair value of the consideration ultimately expected to be received from FII for the repayment of the indebtedness. During the second quarter of 2002, FII substantially completed the disposition of its operations. Certain non-Masco shareholders of FII contributed their FII shares back to FII resulting in Masco becoming the majority shareholder. Accordingly, the remaining assets and liabilities of FII have been included in the Company's consolidated financial statements. The fair value of the remaining net assets of FII represented proceeds for the Company's investment in securities of Furnishings International Inc. The remaining net assets were primarily comprised of notes receivable and other assets of $75 million, four million shares of Furniture Brands International common stock valued at $121 million (which was the market value at June 28, 2002), net of pension obligations of approximately $75 million and other accrued liabilities of $12 million.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has largely funded its growth through cash provided by a combination of its operations, long-term bank debt and other borrowings, and by the issuance of Company common stock including for certain mergers and acquisitions.

     Bank credit lines are maintained to ensure the availability of funds. The credit lines with banks syndicated in the United States at December 31, 2002 include a $1.25 billion Amended and Restated 5-year Revolving Credit Agreement due and payable in November 2005 and a $750 million 364-day Revolving Credit Agreement that expires in November 2003. These agreements allow for borrowings denominated in U.S. dollars or European euros. The previous 364-day revolving credit agreement expired in November 2002 and was decreased from $1.0 billion to $750 million at the request of the Company based on its strong cash position and expected cash flows in 2003. There were no borrowings under either agreement at December 31, 2002.

Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company (approximately 2.4 percent during 2002).

     In 2001, the Company also had notes payable to banks syndicated in Europe. At December 31, 2001, approximately $181 million of European bank debt related to a term loan facility expiring in July 2002, and approximately $189 million represented borrowings under lines of credit primarily expiring in 2003. During 2002, these borrowings were repaid and the European credit facilities were terminated at the Company's request.

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2002, the Company had additional borrowing capacity of up to $1.8 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2002, the Company's net worth exceeded such requirement by approximately $1.6 billion.

     In December 2002, the Company replenished the amount of debt and equity securities issuable under its unallocated shelf registration statement with the Securities and Exchange Commission pursuant to which the Company is able to issue up to a combined $2 billion of debt and equity securities. In addition, the Company increased its shelf registration related to common stock that can be issued in connection with acquisitions to 50 million shares.

     The Company had cash and cash investments in excess of $1.0 billion at December 31, 2002 as a result of the strong cash flow from operations and debt and equity financings undertaken in 2002. The Company issued $1.4 billion of debt (net of issuance costs) in 2002 in order to take advantage of historically low long-term interest rates. The proceeds were utilized to retire debt aggregating $804 million with the remainder used for general corporate purposes, including investments in marketable equity securities, bond funds and other investments. The Company has $700 million of debt coming due in the next 18 months and the Company believes that it has effectively, in part, prefunded these obligations at favorable interest rates. In addition, the holders of the Company's Zero Coupon Convertible Notes, at their option, can cause the Company to repurchase the notes for approximately $800 million in April 2004.

     During 2002, the Company increased its quarterly common stock dividend four percent to $.14 per share. This marks the 44th consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization decreased to 47 percent at December 31, 2002 from 49 percent at December 31, 2001. The Company's working capital ratio was 2.0 to 1 and 2.1 to 1 at December 31, 2002 and 2001, respectively.

CASH FLOWS

     Significant sources and (uses) of cash in the past three years are summarized as follows, in thousands:

                                               2002         2001         2000
                                            ----------    ---------    ---------
Net cash from operating activities........  $1,224,850    $ 966,640    $ 733,840
Increase in debt, net.....................     634,410      201,630      702,010
Proceeds from disposition of:
  Businesses..............................      20,920      232,090       --
  MascoTech shares........................      --           --           57,140
Issuance of Company common stock..........     598,340       --          156,040
Acquisition of companies, net of cash
  acquired................................    (735,990)    (589,060)    (588,780)
Capital expenditures......................    (284,670)    (274,430)    (388,030)
Cash dividends paid.......................    (267,880)    (243,810)    (218,680)
Purchase of Company common stock for:
  Retirement..............................    (166,240)     (66,990)    (219,640)
  Long-term incentive stock award plan....     (31,260)     (48,340)     (39,810)
Purchases of marketable equity securities,
  bond funds and other investments, net...    (326,940)     (32,360)    (198,020)
Effect of exchange rates..................      58,540          500      (10,490)
Other, net................................      30,500       (3,310)     (46,930)
                                            ----------    ---------    ---------
          Cash increase (decrease)........  $  754,580    $ 142,560    $ (61,350)
                                            ==========    =========    =========

     The Company's cash and cash investments increased $754.6 million to $1,066.6 million at December 31, 2002, from $312.0 million at December 31, 2001.

     Net cash provided by operations in 2002 of approximately $1.2 billion consisted primarily of net income adjusted for non-cash items, including depreciation and amortization of $220.3 million, a $146.8 million charge, net related to the litigation settlement, $92.4 million after-tax charge related to the cumulative effect of accounting change, net, $24.1 million charge for the impairment of certain investments and other non-cash items. Excluding working capital of acquired companies at the time of acquisition, net working capital increased by approximately $13 million. Days sales in accounts receivable at December 31, 2002 decreased modestly compared to 2001 levels and days sales in inventory decreased to 76 days at December 31, 2002 from 88 days at December 31, 2001, primarily due to the Company's working capital improvement initiatives.

     Cash provided by financing activities in 2002 was $767.4 million, and included cash outflows of $267.9 million for cash dividends paid, $166.2 million for the acquisition and retirement of Company common stock in open-market transactions and $31.3 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan. Offsetting these cash outflows were cash inflows of $598.3 million from the issuance of Company common stock and $634.5 million from a net increase in debt.

     At December 31, 2002, the Company had remaining authorization to repurchase up to an additional 48.3 million shares of its common stock in open-market transactions or otherwise.

     In 2002, the Company issued $300 million of 4.625% notes due 2007; $850 million of 5.875% notes due 2012; and $300 million of 6.5% notes due 2032. Proceeds from these debt issuances, net of issuance costs, aggregated approximately $1.4 billion and were used to retire $803.7 million principally of bank debt and other notes; the remaining proceeds of $634.5 million were used for general corporate purposes and other investing activities.

     Cash used for investing activities was approximately $1.3 billion in 2002 and included $736.0 million for 2002 acquisitions (Note B to the consolidated financial statements sets forth additional information regarding the non-cash portion of acquisition costs), $284.7 million for capital expenditures and $326.9 million for the net purchases of marketable equity securities, bond funds and other investments. Cash provided by investing activities in 2002 included $20.9 million of proceeds from the disposition of businesses and $30.5 million from other cash inflows.

     The Company continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and to improve customer service. Capital expenditures for 2002 were $284.7 million, compared with $274.4 million for 2001 and $388.0 million for 2000; for 2003, capital expenditures, excluding those of any potential 2003 acquisitions, are expected to approximate $300 million. Capital expenditure levels in 2000 were increased for additional facilities related to anticipated increased demand for certain existing products as well as for new products. Depreciation and amortization expense for 2002 totaled $220.3 million, compared with $269.5 million for 2001 and $215.9 million for 2000; for 2003, depreciation and amortization expense, excluding any potential 2003 acquisitions, is expected to approximate $245 million. The decrease in depreciation and amortization expense for 2002 results from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," whereby the Company is no longer amortizing goodwill and other indefinite-lived intangible assets. Amortization expense totaled $38.7 million, $105.7 million and $70.4 million in 2002, 2001 and 2000, respectively, including goodwill amortization of $93.2 million and $66.2 million in 2001 and 2000, respectively. The increase in non-goodwill amortization expense is due to the amortization of definite-lived intangible assets relating to recent acquisitions.

     Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a material effect on the Company's capital expenditures, financial position or results of operations.

     The Company believes that its present cash balance and cash flows from operations are sufficient to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings, future financial market activities and proceeds from asset sales.

CONSOLIDATED RESULTS OF OPERATIONS

     SALES AND OPERATIONS

     Net sales for 2002 were $9.4 billion, representing an increase of 14 percent over 2001. Excluding results from acquisitions and divestitures, net sales increased 8 percent compared with 2001. The increase in net sales in 2002 is principally due to relatively favorable economic and business conditions in certain of the Company's markets, which contributed to higher unit sales volume of certain products, particularly cabinets, architectural coatings, decorative hardware, vinyl windows and faucets.

     Net sales for 2001 were $8.3 billion, representing an increase of 15 percent over 2000. Excluding acquisitions and divestitures, net sales were flat in 2001 compared with 2000. The Company continued to experience weak economic and business conditions in its markets in 2001 including a softness in sales of home improvement products in North America and Europe, customer inventory reduction programs, competitive market conditions and pricing pressures and, to a lesser extent, the continued effect of a strong U.S. dollar.

     Cost of sales as a percentage of sales for 2002 was 68.5 percent as compared with 70.1 percent for 2001 and 68.3 percent for 2000. The decrease in cost of sales as a percentage of sales for

2002 reflects sales volume increases in all of the Company's business segments as well as the favorable influence of the Company's profit improvement initiatives. The increase in cost of sales as a percentage of sales for 2001 compared with 2000 reflects the under-absorption of fixed overhead costs, in part related to the higher level of capital expenditures in recent years, competitive pricing pressures, plant shutdown costs and asset write-downs, higher energy costs and a less favorable product mix.

     Selling, general and administrative expenses before the charge for litigation settlement, net in 2002, and after general corporate expense and excluding amortization of acquired goodwill ($93.2 million and $66.2 million in 2001 and 2000, respectively), as a percent of sales were 16.0 percent in 2002 compared with 16.2 percent in 2001 and 16.1 percent in 2000.

     Operating profit margins, before both the charge for litigation settlement, net and the income related to the planned disposition of businesses in 2002, the charge for the planned disposition of businesses in 2000, after general corporate expense and excluding goodwill amortization expense in 2001 and 2000, was 15.5 percent, 13.7 percent and 15.6 percent for 2002, 2001 and 2000, respectively.

     Operating profit margins, before both the charge for litigation settlement, net and the income related to the planned disposition of businesses in 2002, the charge for the planned disposition of businesses in 2000, before general corporate expense and excluding goodwill amortization in 2001 and 2000, was 16.6 percent, 14.8 percent and 16.9 percent in 2002, 2001 and 2000, respectively. The Company's operating profit margins decreased in 2001 due principally to the items discussed above and in the "Business Segment and Geographic Area Results" section.

     OTHER INCOME (EXPENSE), NET

     In 2002, the Company recorded a $24.1 million pre-tax, non-cash charge for the write-down of certain investments, including private equity funds and other financial investments.

     Other items, net in 2002 include $38.3 million of realized losses, net from the sale of marketable equity securities, dividend income of $17.4 million and $.8 million of expenses, net regarding other investments. In addition, the Company incurred $13.8 million of losses related to interest ratelock transactions entered into in anticipation of the Company issuing fixed rate debt in the third quarter of 2002. Other items, net in 2002 also include realized foreign currency exchange losses of $4.2 million and other miscellaneous expenses.

     In 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including $460 million for the securities of Furnishings International Inc. ("FII") held by the Company and $70 million for an other-than-temporary decline in the fair value of principally technology-related marketable equity securities investments.

     Other interest income for 2001 and 2000 includes $28.9 million and $52.4 million, respectively, from the 12% pay-in-kind junior debt securities of FII. In the third quarter of 2001, as a result of the impairment of the Company's investment in FII, the Company discontinued recording interest income from FII.

     Other items, net in 2001 include $13.0 million of realized gains, net from the sale of marketable equity securities, dividend income of $7.8 million and $3.9 million of income, net regarding other investments. Other items, net in 2001 also include realized foreign currency exchange losses of $6.5 million and other miscellaneous expenses.

     During 2000, the Company recorded a $55 million pre-tax, non-cash charge, including $20 million for the write-down of certain marketable equity securities and other investments and $35 million related to its investment in Emco Limited. During November 2000, the

Company participated in a transaction in which an affiliate of Heartland Industrial Partners L.P. acquired a majority interest in MascoTech, Inc. In exchange for a portion of its ownership in MascoTech, Inc. (subsequently renamed Metaldyne Corporation), the Company received proceeds aggregating $90 million, including cash and preferred stock of $57 million and $33 million, respectively. The Company recognized a $27.9 million pre-tax gain from its participation in this transaction.

     Other items, net in 2000 include $1.3 million of realized losses, net from the sale of marketable equity securities, dividend income of $3.3 million and $47.0 million of income, net regarding other investments. Other items, net in 2000 also include realized foreign currency exchange gains of $22.0 million, income from the early retirement of debentures of $19.0 million and other miscellaneous expenses.

     Interest expense was $236.9 million, $239.3 million and $191.4 million in 2002, 2001 and 2000, respectively.

     NET INCOME AND EARNINGS PER COMMON SHARE

     Net income for 2002 was $589.7 million compared with $198.5 million for 2001 and $591.7 million for 2000. Diluted earnings per common share for 2002 were $1.15 compared with $.42 for 2001 and $1.31 for 2000. Net income in 2002 was negatively affected by a $92.3 million after-tax charge for the litigation settlement ($166.0 million pre-tax), net of an insurance recovery ($19.2 million pre-tax) as well as a $92.4 million after-tax ($116.8 million pre-tax) non-cash goodwill impairment charge recognized as a cumulative effect of change in accounting principle in the first half of 2002. Net income for 2001 included a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments. Net income for 2000 was negatively affected by an aggregate $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments.

     The Company's effective tax rate on income before the cumulative effect of accounting change, net was 33.8 percent in 2002 compared with 34.0 percent in 2001 and 33.8 percent in 2000. The decrease in 2002 was due principally to continued lower taxes on foreign earnings. The Company estimates that its effective tax rate should approximate 35 percent for 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company adopted a new critical accounting policy regarding goodwill and other indefinite-lived intangible assets. See Note A to the consolidated financial statements.

     The Company completed the two-step transitional goodwill and other indefinite-lived intangible assets impairment testing in 2002. The first step of the test was to perform an assessment of whether there was an indication that such assets were impaired. To the extent that an indication of impairment existed, the Company performed a second test to measure the amount of the impairment. The Company tested for impairment of its reporting units by comparing fair value of the reporting units to carrying value of the reporting units. Fair value was determined using a discounted cash flow method. This evaluation indicated that other indefinite-lived intangible assets were not impaired, however, goodwill recorded for certain of the Company's reporting units, principally in Europe, was impaired. Certain of the Company's European businesses have been affected by continued weak market and economic conditions. On adoption of SFAS No. 142, a non-cash goodwill impairment charge of $92.4 million, net of income tax credit of $24.4 million, was recognized as a cumulative effect of change in accounting principle, effective January 1, 2002.

OUTLOOK FOR THE COMPANY

     Given the unsettled world political situation and related uncertain economic environment, which could result in a possible downturn in housing starts, increased energy costs and a moderation in consumer spending, the Company is cautious about its business prospects for 2003. The Company expects that operating expenses will increase in 2003, particularly for such items as energy, insurance and pension costs. A major new product launch and certain other items and the accelerated vesting of deferred compensation programs due to the recent untimely passing of Masco's President, Raymond F. Kennedy will reduce earnings in the first quarter, seasonally the Company's lowest quarter of the year.

     The Company continues to face challenges in the marketplace, including pricing pressures, shifts in distribution, customer consolidations and foreign competition. The Company is committed to improving future performance, and has implemented a number of cost containment, growth and profit improvement initiatives. Additionally, the Company is continuing to review all phases of its operations for potential improvements, and believes that these efforts and contributions from acquisitions should have a positive effect on results for the full year 2003.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area, dollars in millions.

                                                                                                      (A)
                                                                                    PERCENT         PERCENT
                                                                                    INCREASE        INCREASE
                                                                                   (DECREASE)      (DECREASE)
                                                                                  ------------    ------------
                                                                                  2002    2001    2002    2001
                                                                                  VS.     VS.     VS.     VS.
                                                     2002      2001      2000     2001    2000    2001    2000
                                                    ------    ------    ------    ----    ----    ----    ----
NET SALES:
    Cabinets and Related Products...............    $2,798    $2,567    $2,536     9%      1%     10%     (1%)
    Plumbing Products...........................     2,031     1,742     1,828    17%     (5%)    11%     (5%)
    Installation and Other Services.............     1,845     1,692       855     9%     98%      3%     10%
    Decorative Architectural Products...........     1,599     1,469     1,359     9%      8%      9%      4%
    Other Specialty Products....................     1,146       814       600    41%     36%      2%     (8%)
                                                    ------    ------    ------
         TOTAL..................................    $9,419    $8,284    $7,178    14%     15%      8%      0%
                                                    ======    ======    ======
    North America...............................    $7,956    $7,014    $5,882    13%     19%      9%      1%
    International, principally Europe...........     1,463     1,270     1,296    15%     (2%)     5%     (8%)
                                                    ------    ------    ------
         TOTAL..................................    $9,419    $8,284    $7,178    14%     15%      8%      0%
                                                    ======    ======    ======

                                                        2002     2001(D)    2000(D)    2001(E)    2000(E)
                                                       ------    -------    -------    -------    -------
OPERATING PROFIT: (B)(C)
    Cabinets and Related Products..................    $  379    $  270     $  336     $  255     $  322
    Plumbing Products..............................       334       248        287        241        281
    Installation and Other Services................       304       287        144        243        122
    Decorative Architectural Products..............       338       282        260        270        249
    Other Specialty Products.......................       221       142         98        127         85
                                                       ------    ------     ------     ------     ------
         TOTAL.....................................    $1,576    $1,229     $1,125     $1,136     $1,059
    General corporate expense......................       (98)      (96)       (99)       (96)       (99)
    Charge for litigation settlement, net..........      (147)       --         --         --         --
                                                       ------    ------     ------     ------     ------
         TOTAL, AS REPORTED........................    $1,331    $1,133     $1,026     $1,040     $  960
                                                       ======    ======     ======     ======     ======
    North America..................................    $1,377    $1,078     $  957     $1,009     $  914
    International, principally Europe..............       199       151        168        127        145
                                                       ------    ------     ------     ------     ------
         TOTAL.....................................    $1,576    $1,229     $1,125     $1,136     $1,059
    General corporate expense......................       (98)      (96)       (99)       (96)       (99)
    Charge for litigation settlement, net..........      (147)       --         --         --         --
                                                       ------    ------     ------     ------     ------
         TOTAL, AS REPORTED........................    $1,331    $1,133     $1,026     $1,040     $  960
                                                       ======    ======     ======     ======     ======

                                                       2002     2001(D)    2000(D)    2001(E)    2000(E)
                                                       -----    -------    -------    -------    -------
OPERATING PROFIT MARGIN: (B)(C)
    Cabinets and Related Products..................    13.5%     10.5%      13.2%       9.9%      12.7%
    Plumbing Products..............................    16.4%     14.2%      15.7%      13.8%      15.4%
    Installation and Other Services................    16.5%     17.0%      16.8%      14.4%      14.3%
    Decorative Architectural Products..............    21.1%     19.2%      19.1%      18.4%      18.3%
    Other Specialty Products.......................    19.3%     17.4%      16.3%      15.6%      14.2%
    North America..................................    17.3%     15.4%      16.3%      14.4%      15.5%
    International, principally Europe..............    13.6%     11.9%      13.0%      10.0%      11.2%
         TOTAL.....................................    16.7%     14.8%      15.7%      13.7%      14.8%
    OPERATING PROFIT MARGIN, AS REPORTED...........    14.1%     13.7%      14.3%      12.6%      13.4%

(A) Percentage change in sales excluding acquisitions and divestitures.

(B) Before general corporate expense and the charge for the litigation settlement, net.

(C) Included in determining operating profit for 2000 was a $90 million non-cash charge for the planned disposition of certain businesses for the following segments: Cabinets and Related Products -- $20 million; Plumbing
    Products -- $40 million; Decorative Architectural Products -- $20 million; and Other Specialty Products -- $10 million.

(D) Excluding goodwill amortization.

(E) Including goodwill amortization.

BUSINESS SEGMENT RESULTS DISCUSSION

     Changes in net sales in the following Segment and Geographic Area discussion exclude the impact of acquisitions and divestitures. Changes in operating profit margins in the following Segment and Geographic Area discussion exclude goodwill amortization expense and the charge for the litigation settlement, net.

     CABINETS AND RELATED PRODUCTS

     Net sales of Cabinets and Related Products increased 10 percent in 2002 compared with 2001 due to increased sales volume of cabinets largely through expansion of North American retail distribution channels at major home centers as well as new product introductions. Net sales of Cabinets and Related Products decreased 1 percent in 2001 compared with 2000 primarily due to competitive pricing pressures to maintain market share in a flat new construction market, a reduction in sales of ready-to-assemble products to a certain customer, reduced renovation and remodeling activity and lost sales to certain retail customers who declared bankruptcy in 2000. This segment was also negatively influenced by a stronger U.S. dollar in 2001 and 2000, which affected the translation of local currencies of European operations included in this segment.

     Operating profit margins were 13.5 percent, 10.5 percent and 13.2 percent for the years ended December 31, 2002, 2001 and 2000, respectively. Operating profit margins in 2002 were positively influenced by increased unit sales volume, profit improvement initiatives and the reduction of both plant shutdown costs and other asset write-downs, offset in part by costs related to a discontinued product line. In addition to the influence of pricing pressures, operating profit margins in 2001 were negatively influenced by plant shutdown costs, the under-absorption of fixed costs, higher energy costs, increased bad debt expense and the lower results of European cabinet companies. Operating profit margins in 2001 also include the effect of plant start-up and system implementation costs related to a European cabinet company.

     PLUMBING PRODUCTS

     Net sales of Plumbing Products increased 11 percent in 2002 compared with 2001 due to the favorable influence of new product introductions, which contributed to higher unit sales volume of faucets to retailers in 2002 as well as increased growth in the wholesale distribution channels. The increase in sales of Plumbing Products in 2002 also includes the influence of inventory reduction programs of certain key customers in the first six months of 2001, which reduced sales in 2001 and favorably influenced the 2002 versus 2001 comparisons. Net sales of Plumbing Products decreased 5 percent in 2001 compared with 2000 due principally to lower unit sales volume related to a weaker economy and customer inventory reduction programs, competitive pricing pressures and, to a lesser extent, a stronger U.S. dollar.

     Operating profit margins were 16.4 percent, 14.2 percent and 15.7 percent for the years ended December 31, 2002, 2001 and 2000, respectively. Operating profit margins in 2002 were favorably affected by the leveraging of fixed costs over increased unit sales volume as well as the Company's profit improvement initiatives. Operating profit margins in 2002 also include the favorable effect of a $15.6 million pre-tax gain relating to the reclassification of certain assets to held and used in accordance with SFAS No. 144. Operating profit margins in 2001 were negatively affected by competitive pricing pressures, the lower results of European companies, higher energy costs and product mix, including an increased percentage of lower margin faucet units. Initiatives in 2001 including investments in new product and systems development, and the re-pricing of certain of the Company's faucet units also contributed to the decline in 2001 operating profit margins. Operating profit margins in 2000 were negatively affected by competitive pricing pressures, higher energy costs and the $40 million charge for the planned disposition of businesses.

     INSTALLATION AND OTHER SERVICES

     Net sales of Installation and Other Services increased 3 percent in 2002 compared with 2001 and 10 percent in 2001 compared with 2000. The increase in net sales for this segment in 2002 was principally attributable to increases in sales of non-insulation installed products which offset lower market pricing related to lower insulation material purchase costs. As a result of integration activities related to a significant acquisition in early 2001, geographic market penetration activities at existing operations were not as significant in 2001. Operating profit margins were 16.5 percent, 17.0 percent and 16.8 percent for the years ended December 31, 2002, 2001 and 2000, respectively.

     DECORATIVE ARCHITECTURAL PRODUCTS

     Net sales of Decorative Architectural Products increased 9 percent in 2002 compared with 2001 due largely to higher unit sales volume of paints, stains and decorative hardware through North American retail distribution channels. Net sales of Decorative Architectural Products increased 4 percent in 2001 compared with 2000 due to higher unit sales volume of paints and stains, offset in part by a reduction in decorative lock and hardware sales.

     Operating profit margins were 21.1 percent, 19.2 percent and 19.1 percent for the years ended December 31, 2002, 2001 and 2000, respectively. The improvement in operating profit margins for this segment reflect the leveraging of fixed costs over higher unit sales volume, the absence of plant start-up and relocation costs that contributed to lower operating margins in 2001 and lower levels of bad debt expense and certain asset write-downs in 2002 compared with 2001.

     OTHER SPECIALTY PRODUCTS

     Net sales of Other Specialty Products increased 2 percent in 2002 compared with 2001, principally due to increased sales of vinyl windows. A weaker U.S. dollar also had a favorable effect on the translation of local currencies of European operations included in this segment. Net sales of Other Specialty Products decreased 8 percent in 2001 compared with 2000 due to continued economic weakness and inventory reduction programs with certain customers. A strong U.S. dollar in 2001 and 2000 had a negative effect on the translation of local currencies of European operations included in this segment.

     Operating profit margins were 19.3 percent, 17.4 percent and 16.3 percent for the years ended December 31, 2002, 2001 and 2000, respectively. The improvement in operating profit margins in 2002 was positively influenced by recent acquisitions, which in the aggregate have higher operating profit margins than the segment average, as well as lower levels of bad debt expense and asset write-downs in 2002 compared with 2001. The operating profit margins in 2001 were also negatively affected by the lower results of European operations.

     Operating profit margin in 2000 was negatively affected by a $10 million charge for the planned disposition of businesses and by the lower margins of certain European operations included in this segment.

GEOGRAPHIC AREA RESULTS DISCUSSION

     NORTH AMERICA

     Net sales from North American operations increased 9 percent in 2002 over 2001, due to increased sales of certain products, including cabinets, architectural coatings, vinyl windows and faucets. North American net sales in 2001 increased 1 percent over 2000. Strength in sales of paints and stains and insulation installation sales in 2001 was almost entirely offset by weakness in sales for many of the Company's other North American product offerings. This weakness included the influence of a softened economy, customer inventory reduction programs, competitive market conditions and pricing pressures.

     Operating profit margins were 17.3 percent, 15.4 percent and 16.3 percent for the years ended December 31, 2002, 2001 and 2000, respectively. The improvement in operating profit margins for 2002 principally reflects the leveraging of fixed costs over increased sales volume, product mix and the influence of the Company's profit improvement initiatives. The decline in operating profit margins in 2001 included the effects of the under-absorption of fixed costs, competitive pricing pressures, product mix and higher energy costs. In addition, operating profit margin in 2001 was negatively influenced by plant shutdown charges and asset write-downs as well as by increased bad debt expense. Operating profit margin in 2000 was negatively affected by a $70 million charge for the planned disposition of certain businesses.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Net sales of the Company's International operations increased 5 percent in 2002 compared with 2001 due to the impact of foreign exchange rates. A weaker U.S. dollar had a positive effect on the translation of European results in 2002 compared with 2001, increasing European net sales in 2002 by approximately 5 percent. International operations' net sales decreased 8 percent in 2001 compared with 2000. In 2001, a stronger U.S. dollar had a negative effect on the translation of European results, lowering European net sales by approximately 4 percent in 2001 compared with 2000. Operating profit margins were 13.6 percent,
11.9 percent and 13.0 percent for the years ended December 31, 2002, 2001 and 2000, respectively. Operating profit margins for International operations for 2002 benefited from profit improvement initiatives as well as the positive influence of recent acquisitions, which in the aggregate have higher operating profit margins than the International operations' average. Operating profit margins for 2001 include the effect of plant start-up and system implementation costs. Operating results of certain European operations have been adversely influenced over the past several years, in part due to weakness in the European markets, competitive pricing pressures on certain products and the effect of a higher percentage of lower margin sales to total sales. Operating profit margin in 2000 was negatively affected by a $20 million charge for the planned disposition of certain businesses; excluding such charge, operating profit margin was 14.5 percent in 2000.

                                 OTHER MATTERS

COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business. Note S to the consolidated financial statements discusses certain specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several exterior wood coating products previously manufactured by Behr.

     Other Commitments

     Metaldyne Corporation (formerly MascoTech, Inc.) held an option expiring in October 2003 to require the Company to purchase up to $100 million aggregate amount of subordinated debt securities of Metaldyne. During 2002, Metaldyne canceled this option.

     With respect to the Company's investments in private equity funds, the Company, at December 31, 2002, has under certain circumstances, commitments to contribute additional capital to such funds of up to $105 million.

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase. Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock except that in the event of death, if the participant is in a loss position, the participant's estate may transfer the purchased stock to the Company and require the Company to assume responsibility for the loan. The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was approximately $170 million at December 31, 2002, in the event of a default by a participant. The Company believes that the likelihood of any significant defaults by participants on payment of these loans is remote.

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims against builders for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

     Guarantees

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This new interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. Regarding product warranties, FIN 45 specifies that instead of disclosing the maximum potential amount of future payments, companies should disclose the guarantor's accounting policy and methodology used in determining their liability along with a tabular reconciliation of changes in the guarantor's product warranty liability for the reporting period.

     Warranty

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the lifetime, under certain circumstances, of the original purchaser. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or service to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expected future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly. See Note S to the consolidated financial statements for the tabular disclosure.

     A significant portion of the Company's business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company's revenue recognition policy takes into account this type of return when recognizing income, and deductions are recorded at the time of sale.

     Acquisition-Related Commitments

     The Company, as part of recent purchase agreements for certain companies acquired, provides for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired businesses and the price of the Company's common stock. Shares that are contingently issuable under these guarantees are included in the calculation of diluted earnings per common share. See Note S to the consolidated financial statements for additional information.

     As part of other recent acquisition agreements, the Company has additional consideration payable in cash of approximately $85 million contingent on the operating performance of the acquired businesses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including cooperative advertising expense and other customer-related incentives, be recorded as a reduction of sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $74 million and $65 million of cooperative advertising expense from selling expense to a reduction of sales for 2001 and 2000, respectively. This reclassification did not result in a change in net income or earnings per common share.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities," which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146 is effective for all exit or disposal activities subsequent to December 31, 2002, and is not expected to have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for and disclosure of the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes. FIN 45 also expands the disclosure requirements for guarantees and product warranties. The disclosure provisions of FIN 45 are effective for 2002 (see Note S to the consolidated financial statements); the initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact that the recognition and measurement provisions of FIN 45 will have on its consolidated financial statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123," became effective. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to change its method of accounting for stock-based compensation and will implement SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003, using the prospective method as defined by SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires that a Company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the Company's consolidated financial statements. The Company believes that FIN 46 will not have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no significant holdings of derivative financial or commodity-based instruments at December 31, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company also had market price risk related to its marketable equity securities, bond funds and other investments. At December 31, 2002, the Company performed sensitivity analyses to assess these risks and concluded that the effects of hypothetical changes of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company's long-term investments would not be expected to materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Masco Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note A of the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 21, 2003

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 2002 AND 2001

                                            ASSETS
                                                                   2002               2001
                                                              ---------------    --------------
Current Assets:
  Cash and cash investments...............................    $ 1,066,570,000    $  311,990,000
  Receivables.............................................      1,546,360,000     1,204,210,000
  Inventories.............................................      1,055,620,000       913,100,000
  Prepaid expenses and other..............................        281,220,000       197,620,000
                                                              ---------------    --------------
          Total current assets............................      3,949,770,000     2,626,920,000
Securities of Furnishings International Inc. .............          --              132,550,000
Equity investments........................................         67,810,000        82,290,000
Property and equipment, net...............................      2,315,060,000     2,016,730,000
Goodwill, net.............................................      4,297,150,000     3,234,000,000
Other intangible assets, net..............................        353,870,000       309,890,000
Other assets..............................................      1,066,770,000       618,790,000
                                                              ---------------    --------------
          Total Assets....................................    $12,050,430,000    $9,021,170,000
                                                              ===============    ==============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable...........................................    $   321,180,000    $  129,860,000
  Accounts payable........................................        541,590,000       322,280,000
  Accrued liabilities.....................................      1,069,680,000       784,420,000
                                                              ---------------    --------------
          Total current liabilities.......................      1,932,450,000     1,236,560,000
Long-term debt............................................      4,316,470,000     3,627,630,000
Deferred income taxes and other...........................        507,670,000       199,310,000
                                                              ---------------    --------------
          Total Liabilities...............................      6,756,590,000     5,063,500,000
                                                              ---------------    --------------
Commitments and contingencies
Shareholders' Equity:
  Preferred shares authorized: 1,000,000; issued:
     20,000...............................................             20,000            20,000
  Common shares authorized: 1,400,000,000; issued:
     2002 -- 488,890,000; 2001 -- 459,050,000.............        488,890,000       459,050,000
  Paid-in capital.........................................      2,207,080,000     1,380,820,000
  Retained earnings.......................................      2,783,490,000     2,468,230,000
  Accumulated other comprehensive income (loss)...........        (21,700,000)     (188,290,000)
  Less: Restricted stock awards, net......................       (163,940,000)     (162,160,000)
                                                              ---------------    --------------
          Total Shareholders' Equity......................      5,293,840,000     3,957,670,000
                                                              ---------------    --------------
          Total Liabilities and Shareholders' Equity......    $12,050,430,000    $9,021,170,000
                                                              ===============    ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002             2001             2000
                                                      --------------   --------------   --------------
Net sales...........................................  $9,419,400,000   $8,284,000,000   $7,178,000,000
Cost of sales.......................................   6,450,590,000    5,806,800,000    4,903,360,000
                                                      --------------   --------------   --------------
      Gross profit..................................   2,968,810,000    2,477,200,000    2,274,640,000
Selling, general and administrative expenses........   1,506,540,000    1,344,200,000    1,158,420,000
(Income) charge for planned disposition of
  businesses........................................     (15,630,000)        --             90,000,000
Charge for litigation settlement, net...............     146,800,000         --               --
Amortization of goodwill............................        --             93,200,000       66,200,000
                                                      --------------   --------------   --------------
      Operating profit..............................   1,331,100,000    1,039,800,000      960,020,000
                                                      --------------   --------------   --------------
Other income (expense), net:
  MascoTech, Inc. ..................................        --               --             45,160,000
  Equity earnings...................................      14,230,000        6,160,000        2,220,000
  Impairment charge for:
    Securities of Furnishings International Inc. ...        --           (460,000,000)        --
    Investments.....................................     (24,050,000)     (70,000,000)     (54,600,000)
  Other, net........................................     (53,350,000)      24,070,000      131,980,000
  Interest expense..................................    (236,930,000)    (239,330,000)    (191,380,000)
                                                      --------------   --------------   --------------
                                                        (300,100,000)    (739,100,000)     (66,620,000)
                                                      --------------   --------------   --------------
      Income before income taxes and cumulative
         effect of accounting change, net...........   1,031,000,000      300,700,000      893,400,000
Income taxes........................................     348,900,000      102,200,000      301,700,000
                                                      --------------   --------------   --------------
      Income before cumulative effect of accounting
         change, net................................     682,100,000      198,500,000      591,700,000
                                                      --------------   --------------   --------------
Cumulative effect of accounting change (net of
  income tax credit of $24,400,000).................     (92,400,000)        --               --
                                                      --------------   --------------   --------------
      Net income....................................  $  589,700,000   $  198,500,000   $  591,700,000
                                                      ==============   ==============   ==============

Earnings per common share:
  Basic:
    Income before cumulative effect of accounting
      change, net...................................           $1.41             $.43            $1.34
    Cumulative effect of accounting change, net.....            (.19)             --               --
                                                      --------------   --------------   --------------
    Net income......................................           $1.22             $.43            $1.34
                                                      ==============   ==============   ==============
  Diluted:
    Income before cumulative effect of accounting
      change, net...................................           $1.33             $.42            $1.31
    Cumulative effect of accounting change, net.....            (.18)             --               --
                                                      --------------   --------------   --------------
    Net income......................................           $1.15             $.42            $1.31
                                                      ==============   ==============   ==============

Supplemental Disclosure:
    Net income as reported..........................                   $  198,500,000   $  591,700,000
    Goodwill amortization, net of tax...............                       78,200,000       55,680,000
                                                                       --------------   --------------
    Net income as adjusted..........................                   $  276,700,000   $  647,380,000
                                                                       ==============   ==============
    Earnings per common share:
      Basic as reported.............................                             $.43            $1.34
      Goodwill amortization, net of tax.............                              .17              .13
                                                                       --------------   --------------
      Basic as adjusted.............................                             $.60            $1.47
                                                                       ==============   ==============
      Diluted as reported...........................                             $.42            $1.31
      Goodwill amortization, net of tax.............                              .16              .12
                                                                       --------------   --------------
      Diluted as adjusted...........................                             $.58            $1.43
                                                                       ==============   ==============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                         2002              2001              2000
                                                    ---------------   ---------------   ---------------
Cash Flows From (For):
  Operating Activities:
    Net income....................................  $   589,700,000   $   198,500,000   $   591,700,000
    Depreciation and amortization.................      220,300,000       269,490,000       215,900,000
    Unremitted equity earnings....................       (9,560,000)       (1,590,000)       (9,640,000)
    Interest on pay-in-kind notes receivable......        --              (28,880,000)      (52,400,000)
    Deferred income taxes.........................       63,500,000       (94,890,000)       15,260,000
    Non-cash charge (income) for:
      Cumulative effect of accounting change,
         net......................................       92,400,000         --                --
      Litigation settlement, net..................      146,800,000         --                --
      Impairment of securities of Furnishings
         International Inc. ......................        --              460,000,000         --
      Impairment of investments...................       24,050,000        70,000,000        54,600,000
      Planned disposition of businesses...........      (15,630,000)        --               90,000,000
      Disposition of marketable securities, net...       52,980,000       (16,860,000)      (45,700,000)
    Gain from sale of MascoTech shares............        --                --              (27,910,000)
    Other non-cash items, net.....................       72,830,000        73,500,000        (9,230,000)
    Increase in receivables.......................      (98,850,000)      (86,750,000)      (12,090,000)
    Decrease (increase) in inventories............       10,510,000        47,580,000       (89,810,000)
    Increase in accounts payable and accrued
      liabilities, net............................       75,820,000        76,540,000        13,160,000
                                                    ---------------   ---------------   ---------------
         Net cash from operating activities.......    1,224,850,000       966,640,000       733,840,000
                                                    ---------------   ---------------   ---------------
  Financing Activities:
    Issuance of notes, net........................    1,438,160,000     2,050,000,000         --
    Increase in principally bank debt.............      375,180,000       473,700,000     2,811,960,000
    Payment of principally bank debt..............   (1,178,930,000)   (2,234,840,000)   (2,000,360,000)
    Retirement of notes...........................        --              (87,230,000)     (109,590,000)
    Purchase of Company common stock for:
      Retirement..................................     (166,240,000)      (66,990,000)     (219,640,000)
      Long-term stock incentive award plan........      (31,260,000)      (48,340,000)      (39,810,000)
    Issuance of Company common stock, net.........      598,340,000         --              156,040,000
    Cash dividends paid...........................     (267,880,000)     (243,810,000)     (218,680,000)
                                                    ---------------   ---------------   ---------------
         Net cash from (for) financing
           activities.............................      767,370,000      (157,510,000)      379,920,000
                                                    ---------------   ---------------   ---------------
  Investing Activities:
    Acquisition of companies, net of cash
      acquired....................................     (735,990,000)     (589,060,000)     (588,780,000)
    Capital expenditures..........................     (284,670,000)     (274,430,000)     (388,030,000)
    Purchases of marketable securities............     (581,980,000)     (424,780,000)     (673,220,000)
    Proceeds from disposition of:
      Marketable securities.......................      306,150,000       422,640,000       560,850,000
      Businesses..................................       20,920,000       232,090,000         --
      MascoTech shares............................        --                --               57,140,000
    Purchases of other investments, net...........      (51,110,000)      (30,220,000)      (85,650,000)
    Other, net....................................       30,500,000        (3,310,000)      (46,930,000)
                                                    ---------------   ---------------   ---------------
         Net cash for investing activities........   (1,296,180,000)     (667,070,000)   (1,164,620,000)
                                                    ---------------   ---------------   ---------------
  Effect of exchange rates on cash and cash
    investments...................................       58,540,000           500,000       (10,490,000)
                                                    ---------------   ---------------   ---------------
  Increase (decrease) for the year................      754,580,000       142,560,000       (61,350,000)
  Balance at January 1............................      311,990,000       169,430,000       230,780,000
                                                    ---------------   ---------------   ---------------
  Balance at December 31..........................  $ 1,066,570,000   $   311,990,000   $   169,430,000
                                                    ===============   ===============   ===============

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                                  ACCUMULATED
                                               PREFERRED          COMMON                                             OTHER
                                                 SHARES           SHARES          PAID-IN          RETAINED      COMPREHENSIVE
                                TOTAL        ($1 PAR VALUE)   ($1 PAR VALUE)      CAPITAL          EARNINGS      INCOME (LOSS)
                            --------------   --------------   --------------   --------------   --------------   -------------
Balance, January 1, 2000..  $3,018,910,000      $    --        $443,510,000    $  601,990,000   $2,151,520,000   $(60,520,000)
Net income................     591,700,000                                                         591,700,000
Cumulative translation
 adjustments..............     (68,540,000)                                                                       (68,540,000)
Unrealized loss on
 marketable securities,
 net of income tax credit
 of $23,900,000...........     (40,690,000)                                                                       (40,690,000)
                            --------------
 Total comprehensive
   income.................     482,470,000
Shares issued.............     261,710,000                       13,800,000       247,910,000
Shares repurchased........    (219,640,000)                     (12,560,000)     (207,080,000)
Cash dividends declared...    (223,280,000)                                                       (223,280,000)
Compensatory stock options
 of pooled companies......     (11,700,000)                                       (11,700,000)
Restricted stock awards,
 net......................     (22,100,000)
                            --------------      -------        ------------    --------------   --------------   -------------
Balance, December 31,
 2000.....................   3,286,370,000       --             444,750,000       631,120,000    2,519,940,000   (169,750,000)
Net income................     198,500,000                                                         198,500,000
Cumulative translation
 adjustments..............     (46,440,000)                                                                       (46,440,000)
Unrealized gain on
 marketable securities,
 net of income tax of
 $16,400,000..............      27,900,000                                                                         27,900,000
                            --------------
 Total comprehensive
   income.................     179,960,000
Shares issued.............     831,010,000       20,000          17,420,000       813,570,000
Shares repurchased........     (66,990,000)                      (3,120,000)      (63,870,000)
Cash dividends declared...    (250,210,000)                                                       (250,210,000)
Restricted stock awards,
 net......................     (22,470,000)
                            --------------      -------        ------------    --------------   --------------   -------------
Balance, December 31,
 2001.....................   3,957,670,000       20,000         459,050,000     1,380,820,000    2,468,230,000   (188,290,000)
Net income................     589,700,000                                                         589,700,000
Cumulative translation
 adjustments..............     239,040,000                                                                        239,040,000
Unrealized loss on
 marketable securities,
 net of income tax credit
 of $8,600,000............     (14,550,000)                                                                       (14,550,000)
Minimum pension liability,
 net of income tax credit
 of $34,000,000...........     (57,900,000)                                                                       (57,900,000)
                            --------------
 Total comprehensive
   income.................     756,290,000
Shares issued.............   1,022,340,000                       38,100,000       984,240,000
Shares repurchased........    (166,240,000)                      (8,260,000)     (157,980,000)
Cash dividends declared...    (274,440,000)                                                       (274,440,000)
Restricted stock awards,
 net......................      (1,780,000)
                            --------------      -------        ------------    --------------   --------------   -------------
Balance, December 31,
 2002.....................  $5,293,840,000      $20,000        $488,890,000    $2,207,080,000   $2,783,490,000   $(21,700,000)
                            ==============      =======        ============    ==============   ==============   =============


                             RESTRICTED
                                STOCK
                             AWARDS, NET
                            -------------
Balance, January 1, 2000..  $(117,590,000)
Net income................
Cumulative translation
 adjustments..............
Unrealized loss on
 marketable securities,
 net of income tax credit
 of $23,900,000...........
 Total comprehensive
   income.................
Shares issued.............
Shares repurchased........
Cash dividends declared...
Compensatory stock options
 of pooled companies......
Restricted stock awards,
 net......................    (22,100,000)
                            -------------
Balance, December 31,
 2000.....................   (139,690,000)
Net income................
Cumulative translation
 adjustments..............
Unrealized gain on
 marketable securities,
 net of income tax of
 $16,400,000..............
 Total comprehensive
   income.................
Shares issued.............
Shares repurchased........
Cash dividends declared...
Restricted stock awards,
 net......................    (22,470,000)
                            -------------
Balance, December 31,
 2001.....................   (162,160,000)
Net income................
Cumulative translation
 adjustments..............
Unrealized loss on
 marketable securities,
 net of income tax credit
 of $8,600,000............
Minimum pension liability,
 net of income tax credit
 of $34,000,000...........
 Total comprehensive
   income.................
Shares issued.............
Shares repurchased........
Cash dividends declared...
Restricted stock awards,
 net......................     (1,780,000)
                            -------------
Balance, December 31,
 2002.....................  $(163,940,000)
                            =============

                See notes to consolidated financial statements.

                               MASCO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Corporations that are 20 to 50 percent owned are accounted for using the equity method of accounting. Corporations that are less than 20 percent owned are accounted for using the cost method of accounting unless the Company exercises significant influence over the investee.

     Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.

     Revenue Recognition. The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provisions for discounts, returns and allowances.

     Foreign Currency. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in other comprehensive income. Realized foreign currency transaction gains and losses are included in the consolidated statements of income.

     Cash and Cash Investments. The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains related allowances for doubtful accounts. At December 31, 2002 and 2001, accounts and notes receivable are presented net of allowances of $69.4 million and $56.2 million, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance and repair costs are charged against earnings as incurred.

     Depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $184.2 million, $163.8 million and $145.5 million in 2002, 2001 and 2000, respectively.

     Goodwill and Other Intangible Assets. On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company has provided a supplemental disclosure of adjusted net income and basic and diluted earnings per common

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A. ACCOUNTING POLICIES -- (CONTINUED)

share for the twelve months ended December 31, 2001 and 2000 on the consolidated statements of income to exclude goodwill amortization expense.

     The Company completed the transitional goodwill and other indefinite-lived intangible assets impairment testing in 2002 by comparing fair value of the reporting units to carrying value of the reporting units. Fair value was determined using a discounted cash flow method. This evaluation indicated that other indefinite-lived intangible assets were not impaired, however, goodwill recorded for certain of the Company's reporting units, principally in Europe, was impaired. Certain of the Company's European businesses have been affected by continued weak market and economic conditions. On adoption of SFAS No. 142, a non-cash goodwill impairment charge of $92.4 million, net of income tax credit of $24.4 million, was recognized as a cumulative effect of change in accounting principle, effective January 1, 2002. The income tax credit was reduced due to a portion of the impaired goodwill being non-deductible for tax purposes.

     The Company completed the annual impairment testing of goodwill and other indefinite-lived intangible assets utilizing a discounted cash flow method in the fourth quarter of 2002. This test indicated that no additional impairment of such assets occurred in 2002. Intangible assets with finite useful lives are amortized over their estimated useful lives.

     Stock Options and Awards. The Company has elected to continue to apply, in 2002, the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, the Company's stock options do not constitute compensation expense in the determination of net income in the consolidated statements of income. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all outstanding and unvested stock options for the years ended December 31, 2002, 2001 and 2000, in thousands, except per common share amounts:

                                                2002       2001       2000
                                              --------   --------   --------
Net income, as reported....................   $589,700   $198,500   $591,700
Add:
  Stock-based employee compensation (stock
     awards) expense included in reported
     net income, net of related tax
     effects...............................     20,600     19,700     17,700
Deduct:
  Stock-based employee compensation (stock
     awards) expense, net of related tax
     effects...............................    (20,600)   (19,700)   (17,700)
  Stock-based employee compensation expense
     determined under the fair value based
     method for stock options, net of
     related tax effects...................    (16,700)   (17,500)   (14,700)
                                              --------   --------   --------
Pro forma net income.......................   $573,000   $181,000   $577,000
                                              ========   ========   ========
Earnings per common share:
  Basic as reported........................      $1.22       $.43      $1.34
  Basic pro forma..........................      $1.18       $.39      $1.31
  Diluted as reported......................      $1.15       $.42      $1.31
  Diluted pro forma........................      $1.12       $.38      $1.28

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A. ACCOUNTING POLICIES -- (CONCLUDED)

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of option shares, including restoration options, granted in 2002, 2001 and 2000, were $6.66, $7.94 and $7.16, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate -- 3.8%, 5.2% and 6.7%; dividend yield -- 2.7%, 2.1% and 1.9%; volatility factor -- 37%, 36% and 28%; and expected option life -- 6 years, 6 years and 7 years.

     The Company has elected to change its method of accounting for stock-based compensation and will implement the accounting prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" effective January 1, 2003. The Company will use the prospective method, as defined by SFAS No. 148, for determining stock-based compensation expense. This may result in approximately $14 million of additional pre-tax expense in 2003 related to options issued if the same number of options are issued in 2003 as have generally been issued in the past.

     Shipping and Handling Costs. The Company classifies shipping and handling costs in cost of sales.

     Fair Value of Financial Instruments. The carrying value of financial instruments reported in the consolidated balance sheets for current assets, current liabilities and long-term variable-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments (other than those accounted for using the equity method of accounting) is based principally on information from investment fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments was based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of non-current investments and long-term debt at December 31, 2002 was approximately $875 million and $4,572 million, as compared with the aggregate carrying value of $963 million and $4,316 million, respectively, and at December 31, 2001 such aggregate market value was approximately $624 million and $3,579 million, as compared with the aggregate carrying value of $638 million and $3,628 million, respectively.

     Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2002 presentation in the consolidated financial statements.

B. ACQUISITIONS

     During 2002, the Company completed the acquisition of several home improvement products and service companies including Brasstech, Inc. and Bristan Ltd. (Plumbing Products segment), Cambrian Windows Ltd., Duraflex Ltd. and Premier Manufacturing Ltd. (Other Specialty Products segment), SCE Unlimited, IDI Group and several relatively small installation service companies (Installation and Other Services segment), and Diversified Cabinet Distributors (Cabinets and Related Products segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Brasstech, Inc. is a United States (U.S.) company headquartered in California and is a manufacturer of premium price-point plumbing products, including faucets, plumbing specialties and bath accessories. Bristan Ltd. is a provider of kitchen and bath faucets and shower and bath accessories.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

B. ACQUISITIONS -- (CONTINUED)

Cambrian Windows Ltd. is a fabricator of vinyl window frames and Duraflex Ltd. is an extruder of vinyl frame components for windows, doors and sunrooms. Premier Manufacturing Ltd. is a fabricator of vinyl window and door frames. Bristan Ltd., Cambrian Windows Ltd., Duraflex Ltd. and Premier Manufacturing Ltd. are headquartered in the United Kingdom. SCE Unlimited is an installer of a broad variety of products and is located in the U.S., and IDI Group is an installer of insulation and other building products and is also located in the U.S. Diversified Cabinet Distributors is a distributor and installer of cabinets and countertops and is located in the U.S. These acquisitions provide the Company with opportunities to broaden its product and service offerings. The aggregate net purchase price of these acquisitions was $332 million, including cash of $210 million, 1.7 million shares of Company common stock valued at $45 million (the market value of Company common stock at the date of acquisition) and assumed debt of $77 million.

     In the third quarter of 2002, the Company also acquired Service Partners LLC, a distributor and installer of insulation and other building products in the U.S. (Installation and Other Services segment). The aggregate net purchase price was $735 million, including $411 million of cash, 11.6 million shares of Company common stock valued at $320 million (approximately $27.52 per common share, the guaranteed share price) and assumed debt of $4 million. The acquisition of Service Partners allows the Company to accelerate its growth in the Installation and Other Services segment by adding to the Company's strategy of offering value-added services to major customers, particularly homebuilders, and to expand sales of certain of the Company's existing products through Service Partners' distribution network.

     The Company also acquired an additional 37 percent of Hansgrohe AG, a German manufacturer of kitchen and bath faucets, hand-held and fixed showerheads, luxury shower systems and steam showers (Plumbing Products segment), resulting in a majority ownership of approximately 64 percent. Accordingly, the assets and liabilities (and the minority interest of 36 percent) of Hansgrohe AG have been included in the Company's consolidated financial statements at December 31, 2002. For the year ended December 31, 2002, the Company recorded equity earnings from Hansgrohe AG; the Company will begin consolidating the majority interest in the operating results of Hansgrohe AG in 2003. The net purchase price for the additional ownership was $112 million including cash of $78 million and 1.6 million shares of Company common stock valued at $34 million, which was the market value at the date of acquisition. At December 31, 2002, Hansgrohe AG had $45 million of bank and other debt.

     The aggregate net purchase price of these 2002 acquisitions was approximately $1.2 billion, including cash of $699 million, assumed debt of $81 million and Company common stock valued at $399 million. The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of identifiable net assets acquired, totaling approximately $1 billion, represents acquired goodwill.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

B. ACQUISITIONS -- (CONTINUED)

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, pertaining to the 2002 acquisitions, at the acquisition dates, in thousands:

                                SERVICE
                                PARTNERS   HANSGROHE    OTHER       TOTAL
                                --------   ---------   --------   ----------
Current assets...............   $107,000   $ 122,000   $ 72,000   $  301,000
Property and equipment.......     22,000     116,000     24,000      162,000
Goodwill.....................    673,000      81,000    254,000    1,008,000
Other identifiable intangible
  assets.....................      4,000       8,000     30,000       42,000
Other assets.................      5,000      --          --           5,000
                                --------   ---------   --------   ----------
  Total assets...............    811,000     327,000    380,000    1,518,000
Current liabilities..........    (76,000)    (59,000)   (42,000)    (177,000)
Other liabilities............      --        (79,000)    (6,000)     (85,000)
                                --------   ---------   --------   ----------
  Total liabilities..........    (76,000)   (138,000)   (48,000)    (262,000)
Less: Minority interest and
  prior equity investment....      --        (77,000)     --         (77,000)
                                --------   ---------   --------   ----------
     Net assets acquired.....   $735,000   $ 112,000   $332,000   $1,179,000
                                ========   =========   ========   ==========

     Of the goodwill and other identifiable intangible assets above, the Company estimates that approximately $270 million will be deductible for income tax purposes. The Company is in the process of obtaining third-party valuations of certain assets; accordingly, certain purchase price allocations are subject to refinement.

     The results of these 2002 acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Had these companies been acquired effective January 1, 2001, pro forma unaudited consolidated net sales, income before cumulative effect of accounting change, net income and diluted earnings per common share would have been as follows, in thousands, except per common share amounts:

                                                          TWELVE MONTHS ENDED
                                                              DECEMBER 31
                                                       -------------------------
                                                          2002           2001
                                                       -----------    ----------
Net sales..........................................    $10,258,800    $9,402,600
Income before cumulative effect of accounting
  change, net......................................    $   728,300    $  259,000
Net income.........................................    $   635,900    $  259,000
Diluted earnings per common share..................          $1.21          $.53

     Certain recent purchase agreements provide for the payment of additional consideration in either cash or common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock. Common shares that are contingently issuable at December 31, 2002 have been included in the computation of diluted earnings per common share for 2002. Additional consideration, totaling approximately $40 million (including 765,400 shares of Company common stock valued at approximately $22 million, which was the market value at the date of payment), became payable during 2002 and has been recorded as additional goodwill.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

B. ACQUISITIONS -- (CONCLUDED)

     During 2001, the Company acquired several businesses through purchase acquisitions. The aggregate net purchase price of these acquisitions was $1.7 billion, including cash of $560 million, assumed debt of $312 million and Company capital stock valued at $785 million. The excess of the aggregate costs for these acquisitions over the fair value of identifiable net assets acquired, totaling approximately $1.2 billion, represented acquired goodwill.

     In 2000, the Company acquired several businesses through purchase acquisitions. The aggregate net purchase price of these acquisitions was approximately $730 million, including four million shares of Company common stock valued at approximately $90 million and assumed debt. The excess of the aggregate costs for these purchase acquisitions over the fair value of identifiable net assets acquired, totaling approximately $530 million, represented acquired goodwill.

C. PLANNED DISPOSITION OF BUSINESSES

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

     During 2002, the Company completed the sale of its StarMark Cabinetry, Inc. business for cash proceeds of approximately $15 million, which approximated book value. During 2001, the Company completed the sale of its Inrecon and American Metal Products businesses for cash proceeds of approximately $232 million, which approximated their combined book values. In addition, the Company continues to guarantee the value of 1.6 million shares of Company common stock at a stock price of $40 per share related to the Inrecon transaction (through June 2004). The liability for this guarantee, which approximated $30 million at both December 31, 2002 and 2001, has been recorded in accrued liabilities and is marked to market each reporting period. StarMark was included in the Cabinets and Related Products segment, Inrecon was included in the Installation and Other Services segment and American Metal Products was included in the Other Specialty Products segment. The Company anticipated the remaining dispositions to be substantially completed by the end of 2002. However, due to various factors, including the weakened economic environment and uncertainty in the financial markets, the remaining businesses are no longer held for sale.

     In the fourth quarter of 2002, the Company recognized a pre-tax gain of $15.6 million related to certain long-lived assets which were written down in December 2000 as part of the Company's plan for disposition. The gain resulted from an adjustment of the assets to the lower of original carrying value or current market value, principally based on a change in the relationship with a major customer for one of the businesses.

     The sales and results of operations of the businesses sold in 2002 and 2001 are included in the Company's results of continuing operations through the date of disposition. These businesses contributed sales of $11 million, $237 million and $301 million in 2002, 2001 and 2000, respectively, and operating (loss) profit of $(.4) million, $13 million and $(8) million in 2002, 2001 and 2000, respectively; the changes in sales and operating (loss) profit include the effect of dispositions completed in 2002 and 2001.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

D. SECURITIES OF FURNISHINGS INTERNATIONAL INC.

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

     The U.S. furniture industry was adversely affected by the ongoing economic weakness in its markets in 2001, by the bankruptcies of a number of major retailers and by increased import competition. In the third quarter of 2001, management of FII advised the Company that it was pursuing the disposition of all of its businesses and that the expected consideration from the sale of such businesses would not be sufficient to pay amounts due to the Company in accordance with the terms of the junior debt securities. Accordingly, the Company reevaluated the carrying value of its securities of FII and, in the third quarter of 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to approximately $133 million, which represented the approximate fair value of the consideration ultimately expected to be received from FII for the repayment of the indebtedness. During the second quarter of 2002, FII substantially completed the disposition of its operations. Certain non-Masco shareholders of FII contributed their FII shares back to FII resulting in Masco becoming the majority shareholder. Accordingly, the remaining assets and liabilities of FII have been included in the Company's consolidated financial statements. The fair value of the remaining net assets of FII represented proceeds for the Company's investment in securities of Furnishings International Inc. The remaining net assets were primarily comprised of notes receivable and other assets of $75 million, four million shares of Furniture Brands International common stock valued at $121 million (which was the market value at June 28, 2002), net of pension obligations of approximately $75 million and other accrued liabilities of $12 million.

E. INVENTORIES

                                                                  (IN THOUSANDS)
                                                              AT DECEMBER 31
                                                          ----------------------
                                                             2002         2001
                                                          ----------    --------
Finished goods........................................    $  496,630    $356,360
Raw material..........................................       410,040     392,820
Work in process.......................................       148,950     163,920
                                                          ----------    --------
                                                          $1,055,620    $913,100
                                                          ==========    ========

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Cost in inventory includes purchased parts, materials, direct labor and applied manufacturing overhead.

F. INVESTMENTS

EQUITY INVESTMENTS IN AFFILIATES

     At December 31, 2002, investments accounted for under the equity method of accounting principally include a 42 percent interest in Emco Limited, a Canadian distributor of plumbing and related products with approximate 2002 sales of $860 million. In December 2002, the

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F. INVESTMENTS -- (CONTINUED)

Company acquired an additional 37 percent of Hansgrohe AG, a German manufacturer of plumbing-related products, resulting in a majority ownership of approximately 64 percent. Accordingly, the assets and liabilities of Hansgrohe AG have been included in the Company's consolidated financial statements at December 31, 2002. For the year ended December 31, 2002, the Company recorded equity earnings from Hansgrohe AG; the Company will begin consolidating the majority interest in the operating results of Hansgrohe AG in 2003.

     The market value of the Company's investment in Emco Limited at December 31, 2002 (which may differ from the amount that could then have been realized upon disposition), based on quoted market prices at that date, was $51 million, as compared with the Company's related carrying value of $66 million (see Note T for additional information). In 2000, the Company recorded a non-cash, pre-tax charge of $35 million for an other-than-temporary decline in the fair value of its investment in Emco Limited. The Company believes that the current difference between its carrying value and the market value of Emco Limited is temporary, and that no further adjustment to the carrying value is necessary at December 31, 2002. The Company's carrying value of its investment in Emco Limited exceeded its equity in the underlying net book value by approximately $21 million at December 31, 2002. This excess has been amortized through December 31, 2001; in accordance with SFAS No. 142, such goodwill is no longer being amortized.

     During November 2000, the Company participated in a transaction in which an affiliate of Heartland Industrial Partners L.P. acquired a majority interest in MascoTech, Inc. In exchange for a portion of its ownership in MascoTech, Inc., the Company received proceeds aggregating $90 million, including cash and preferred stock of $57 million and $33 million, respectively. The Company recognized a $27.9 million pre-tax gain from its participation in this transaction, which is included in other income and expense together with $17.3 million of equity earnings for 2000. Subsequent to the transaction, MascoTech, Inc. was renamed Metaldyne Corporation. The Company is accounting for its investment in Metaldyne, which totaled $67.8 million (including unpaid cumulative preferred stock dividends) and $58.9 million at December 31, 2002 and 2001, respectively, under the cost method of accounting and includes the investment in other assets. The Company's common equity ownership in Metaldyne was 6 percent at December 31, 2002.

FINANCIAL INVESTMENTS

     The Company maintains investments in marketable equity securities, bond funds and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other long-term assets are the following financial investments, in thousands:

                                                               AT DECEMBER 31
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
Marketable equity securities............................    $216,400    $106,060
Bond funds..............................................     229,930       --
Private equity funds....................................     345,650     321,660
Metaldyne Corporation...................................      67,780      58,950
TriMas Corporation......................................      25,000       --
Other investments.......................................       8,890       9,300
                                                            --------    --------
  Total.................................................    $893,650    $495,970
                                                            ========    ========

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F. INVESTMENTS -- (CONCLUDED)

     The Company's investments in marketable equity securities and bond funds at December 31, 2002 and 2001 were as follows, in thousands:

                                                           PRE-TAX
                                                   ------------------------
                                                   UNREALIZED    UNREALIZED    RECORDED
                                     COST BASIS      GAINS         LOSSES       BASIS
                                     ----------    ----------    ----------    --------
DECEMBER 31, 2002
Marketable equity securities.....     $264,160       $2,210       $(49,970)    $216,400
Bond funds.......................     $225,560       $4,600       $   (230)    $229,930
DECEMBER 31, 2001
Marketable equity securities.....     $126,350       $2,510       $(22,800)    $106,060
Bond funds.......................       --            --            --            --

     Investments in marketable equity securities and bond funds are accounted for as available-for-sale. Accordingly, the Company records these investments at fair value, and unrealized gains and losses are recognized, net of tax effect, through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on specific identification. The Company's investments in private equity funds and other investments are carried at cost and are evaluated for impairment at each reporting period or when circumstances indicate an impairment may exist. In the fourth quarter of 2002, the Company recognized an impairment charge of $24.1 million principally related to certain of its investments in private equity funds and other financial investments. At December 31, 2002, the carrying value of the Company's investments in private equity funds exceeded the estimated market value, as determined by the fund managers, by approximately $45 million; however, most funds have lives of 10 years or more and changes in estimated fair value are considered in relation to the investment term.

     Income (loss) from financial investments is included in other, net within other income (expense), net, and is summarized as follows, in thousands:

                                                    2002        2001        2000
                                                  --------    --------    --------
Realized gains from marketable securities.....    $ 13,180    $ 45,260    $ 42,670
Realized losses from marketable securities....     (51,510)    (32,280)    (43,920)
Dividend income from marketable securities....       9,110       3,030       2,930
Termination of interest ratelock..............     (13,840)      --          --
(Expense) income from other investments,
  net.........................................        (810)      3,880      46,950
Dividend income from other investments........       8,320       4,790         410
                                                  --------    --------    --------
  (Loss) income from financial investments....    $(35,550)   $ 24,680    $ 49,040
                                                  ========    ========    ========
Impairment charge:
  Marketable equity securities................    $ (6,350)   $(70,000)   $(15,000)
  Private equity funds........................     (17,700)         --      (5,000)
                                                  --------    --------    --------

     Total impairment charge..................    $(24,050)   $(70,000)   $(20,000)
                                                  ========    ========    ========

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

G. PROPERTY AND EQUIPMENT

                                                                  (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
Land and improvements...............................    $  179,960    $  143,950
Buildings...........................................       929,420       817,730
Machinery and equipment.............................     2,351,190     2,068,270
                                                        ----------    ----------
                                                         3,460,570     3,029,950
Less: accumulated depreciation......................     1,145,510     1,013,220
                                                        ----------    ----------
                                                        $2,315,060    $2,016,730
                                                        ==========    ==========

H. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, by segment, are as follows, in thousands:

                                    BALANCE                       PRE-TAX                   BALANCE
                                  DECEMBER 31,                   IMPAIRMENT               DECEMBER 31,
                                      2001       ADDITIONS (A)      LOSS      OTHER (B)       2002
                                  ------------   -------------   ----------   ---------   ------------
Cabinets and Related
  Products.....................    $  520,220     $   26,440     $ (18,800)   $ 57,870     $  585,730
Plumbing Products..............       208,770        203,610        (7,500)     30,160        435,040
Installation and Other
  Services.....................       957,920        735,250        --           --         1,693,170
Decorative Architectural
  Products.....................       454,240          4,800       (31,200)         60        427,900
Other Specialty Products.......     1,092,850         85,000       (59,300)     36,760      1,155,310
                                   ----------     ----------     ---------    --------     ----------
  Total........................    $3,234,000     $1,055,100     $(116,800)   $124,850     $4,297,150
                                   ==========     ==========     =========    ========     ==========

(A) Additions to the carrying amount of goodwill include acquisitions and other purchase price adjustments. In 2002, additions principally include acquisitions of approximately $1 billion, the recording of approximately $40 million of additional consideration for prior years' acquisitions and other adjustments related to the finalization of certain purchase price allocations.

(B) Other changes to the carrying amount of goodwill principally include foreign currency translation adjustments.

     Other indefinite-lived intangible assets of $251.1 million at December 31, 2002 primarily include registered trademarks. The carrying value of the Company's definite-lived intangible assets is $102.8 million at December 31, 2002 (net of accumulated amortization of $55.6 million) and principally includes customer relationships and non-compete agreements, with a weighted average amortization period of 10 years. Amortization expense related to the definite-lived intangible assets was $25.6 million in 2002.

     At December 31, 2002, amortization expense related to the definite-lived intangible assets during each of the next five years were approximately as follows: 2003 -- $18.6 million; 2004 -- $16.9 million; 2005 -- $12.4 million;
2006 -- $8.8 million; and 2007 -- $6.7 million.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I. ACCRUED LIABILITIES

     The Company's accrued liabilities were primarily comprised as follows, in thousands:

                                                              AT DECEMBER 31
                                                          ----------------------
                                                             2002         2001
                                                          ----------    --------
Salaries, wages and commissions.......................    $  166,850    $149,860
Litigation settlement.................................       145,730       3,000
Advertising and sales promotion.......................       133,300     144,780
Insurance.............................................       128,160      99,080
Employee retirement plans.............................        93,180      78,320
Interest..............................................        82,530      45,550
Dividends payable.....................................        70,780      64,220
Property, payroll and other taxes.....................        39,200      35,910
Contingent acquisition payments.......................        37,160      36,490
Income taxes..........................................         4,300       2,830
Other.................................................       168,490     124,380
                                                          ----------    --------
                                                          $1,069,680    $784,420
                                                          ==========    ========

J. LONG-TERM DEBT

                                                                  (IN THOUSANDS)
                                                             AT DECEMBER 31
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
Notes and debentures:
  6.125%, due Sept. 15, 2003........................    $  200,000    $  200,000
  6%,    due May 3, 2004............................       500,000       500,000
  6.75%, due Mar. 15, 2006..........................       800,000       800,000
  4.625%, due Aug. 15, 2007.........................       300,000        --
  5.75%, due Oct. 15, 2008..........................       100,000       100,000
  5.875%, due July 15, 2012.........................       850,000        --
  7.125%, due Aug. 15, 2013.........................       200,000       200,000
  6.625%, due Apr. 15, 2018.........................       114,040       114,040
  7.75%, due Aug. 1, 2029...........................       296,000       296,000
  6.5%,  due Aug. 15, 2032..........................       300,000        --
Zero Coupon Convertible Senior Notes due 2031.......       773,550       760,540
Notes payable to banks:
  Syndicated in the United States...................        --           191,390
  Syndicated in Europe..............................        --           369,660
Other...............................................       204,060       225,860
                                                        ----------    ----------
                                                         4,637,650     3,757,490
Less: current portion...............................       321,180       129,860
                                                        ----------    ----------
                                                        $4,316,470    $3,627,630
                                                        ==========    ==========

     All of the notes and debentures above are senior indebtedness and, other than bank notes and Zero Coupon Convertible Senior Notes, are nonredeemable.

     On June 24, 2002, the Company issued $500 million of 5.875% notes due 2012, resulting in net proceeds of $490.8 million. On August 20, 2002, the Company issued $300 million of 4.625% notes due 2007, resulting in net proceeds of $296.7 million. On August 20, 2002, the Company

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

J. LONG-TERM DEBT -- (CONTINUED)

also issued $300 million of 6.5% notes due 2032, resulting in net proceeds of $294.6 million. These proceeds are net of aggregate debt issuance costs of $17.9 million, which are being amortized as the related notes mature. On October 16, 2002, the Company issued $350 million of 5.875% notes due 2012, resulting in net proceeds of $356.1 million, including a premium of $8.3 million and debt issuance costs of $2.3 million, which are being amortized through 2012. The Company used the proceeds from the debt issuances to reduce bank indebtedness and for other general corporate purposes, including investments in marketable equity securities, bond funds, private equity funds and other investments.

     In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. If the Notes were outstanding in July 2031, the accreted value would be $1.9 billion. The issue price per Note was $394.45 per $1,000 principal amount which represents a yield to maturity of 3 1/8% compounded semi-annually. The Company will not pay cash interest on the Notes prior to maturity except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes in the aggregate can convert the Notes into approximately 24 million shares of Company common stock if the average price of Company common stock for a period of 20 trading days exceeds 119 2/3%, declining by 1/3% each year thereafter, of the accreted value of a Note ($413 per $1,000 principal amount at maturity as of December 31, 2002) divided by the conversion rate of 12.7243 shares for each $1,000 principal amount at maturity of the Note or $38.82 per common share at December 31, 2002. The Notes also become convertible if the Company's credit rating is reduced to below investment grade, or if certain actions are taken by the Company.

     Holders of the Notes had the option to require the Company to repurchase their Notes on July 20, 2002; holders can also require that the Notes be repurchased by the Company on January 20, 2005 and 2007; July 20, 2011; and every 5 years thereafter. The Company at its option can satisfy any such repurchase with Company common stock or cash. The Company has the ability to refinance any such repurchase with other long-term debt.

     Before July 20, 2002, the Company could not redeem the Notes. From July 20, 2002 to January 25, 2007, the Company may redeem all, but not part, of the Notes at their accreted value subject to the Company's stock price achieving the conversion price as noted above. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

     In 2002, the Company amended the terms of the Notes to permit an additional date, April 20, 2004, on which holders, at their option, can cause the Company to repurchase the Notes, at the then accreted value of $429.57 per Note, payable by the Company in cash on April 26, 2004. Under the original terms of the Notes, holders of $26.4 million of Notes required the Company to repurchase, for $10.7 million cash, the accreted value of such Notes in July 2002.

     Debt issuance costs related to the Notes totaled $15.3 million and were amortized using the straight-line method through July 20, 2002.

     At December 31, 2002, debt agreements with banks syndicated in the United States relate to a $1.25 billion Amended and Restated 5-year Revolving Credit Agreement with a group of banks due and payable in November 2005 and a $750 million 364-day Revolving Credit Agreement that expires in November 2003. These agreements allow for borrowings denominated in U.S. dollars or European euros. There were no borrowings under either agreement at December 31, 2002. Interest is payable on borrowings under these agreements based on various floating rate options

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

J. LONG-TERM DEBT -- (CONCLUDED)

as selected by the Company (approximately 2.4 percent and 4.8 percent for the year ended December 31, 2002 and 2001, respectively).

     In 2001, the Company also had notes payable to banks syndicated in Europe that related to borrowings principally for European acquisitions and expansion. At December 31, 2001, approximately $181 million of European bank debt related to a term loan facility expiring in July 2002, and approximately $189 million represented borrowings under lines of credit primarily expiring in 2003. During 2002, these borrowings were repaid and the European credit facilities were terminated at the Company's request.

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2002, the Company had additional borrowing capacity of up to $1.8 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2002, the Company's net worth exceeded such requirement by approximately $1.6 billion.

     At December 31, 2002, the maturities of long-term debt during each of the next five years were approximately as follows: 2003 -- $321.2 million;
2004 -- $527.3 million; 2005 -- $17.9 million; 2006 -- $812.5 million; and
2007 -- $307.2 million.

     In December 2002, the Company replenished the amount of debt and equity securities issuable under its unallocated shelf registration statement with the Securities and Exchange Commission pursuant to which the Company is able to issue up to a combined $2 billion of debt and equity securities. In addition, the Company increased its shelf registration related to common stock that can be issued in connection with acquisitions to 50 million shares.

     Interest paid was approximately $204 million, $246 million and $203 million in 2002, 2001 and 2000, respectively.

K. SHAREHOLDERS' EQUITY

     In May 2002, the Company sold 22 million shares of Company common stock in a public offering, resulting in proceeds to the Company of $598.3 million (net of issuance costs of $14.4 million).

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under an Executive Stock Purchase Program. The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase.

     In December 2002, the Company's Board of Directors authorized the repurchase of up to 50 million shares of its common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2000. At December 31, 2002, the Company had remaining authorization to repurchase up to 48.3 million shares of its common stock in open-market transactions or otherwise. Approximately 8.3 million, 3.1 million and 12.6 million common shares were repurchased and retired in 2002, 2001 and 2000, respectively, at a cost aggregating approximately $166 million, $67 million and $220 million in 2002, 2001 and 2000, respectively.

     On the basis of amounts paid (declared), cash dividends per common share were $.54 1/2 ($.55) in 2002, $.52 1/2 ($.53) in 2001 and $.49 ($.50) in 2000,
respectively.

     In 1995, the Company's Board of Directors announced the approval of a Shareholder Rights Plan. The Rights were designed to enhance the Board's ability to protect the Company's

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

K. SHAREHOLDERS' EQUITY -- (CONCLUDED)

shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the shareholders. The Rights were issued to shareholders of record in December 1995 and will expire in December 2005.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The Company's total comprehensive income (loss) was as follows, in thousands:

                                                            TWELVE MONTHS ENDED
                                                                DECEMBER 31
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
Net income..............................................    $589,700    $198,500
Other comprehensive income:
  Cumulative translation adjustments....................     239,040     (46,440)
  Unrealized (loss) gain on marketable securities, net
     of income tax effect...............................     (14,550)     27,900
  Minimum pension liability, net of income tax credit...     (57,900)      --
                                                            --------    --------
     Total comprehensive income.........................    $756,290    $179,960
                                                            ========    ========

     The unrealized (loss) gain on marketable equity securities and bond funds is net of income tax (credit) of $(8.6) million and $16.4 million for the years ended December 31, 2002 and 2001, respectively.

     The components of accumulated other comprehensive income (loss) were as follows, in thousands:

                                                              AT DECEMBER 31
                                                           ---------------------
                                                             2002        2001
                                                           --------    ---------
Unrealized loss on marketable securities...............    $(27,340)   $ (12,790)
Minimum pension liability..............................     (57,900)      --
Cumulative translation adjustments.....................      63,540     (175,500)
                                                           --------    ---------
Accumulated other comprehensive income.................    $(21,700)   $(188,290)
                                                           ========    =========

     Unrealized loss on marketable equity securities and bond funds is reported net of income tax credit of $16.1 million and $7.5 million at December 31, 2002 and 2001, respectively.

     The minimum pension liability is reported net of income tax credit of $34.0 million at December 31, 2002.

     Realized losses on marketable securities of $29.6 million and $35.9 million, net of income tax credit, for 2002 and 2001, respectively, were included in determining net income and were reclassified from accumulated other comprehensive income.

L. STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 2002, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L. STOCK OPTIONS AND AWARDS -- (CONTINUED)

Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of compensation to non-employee Directors partially in Company common stock.

RESTRICTED LONG-TERM STOCK AWARDS

     The Company granted long-term stock awards, net of cancellations, for 1,315,000 shares, 2,582,000 shares and 2,662,000 shares of Company common stock during 2002, 2001 and 2000, respectively, to key employees and non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 2002, 2001 and 2000 was $23, $23 and $20, respectively. Compensation expense for the annual vesting of long-term stock awards was $29 million, $26 million and $22 million in 2002, 2001 and 2000, respectively. The unvested stock awards, aggregating approximately $164 million and $162 million at December 31, 2002 and 2001, respectively, are included in shareholders' equity and are being expensed over the respective vesting periods, principally 10 years.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In 2002 and 2000, the Company issued stock appreciation rights ("SARs") to foreign employees with cash compensation linked to the value of 332,000 shares
(2002) and 724,000 shares (2000) of Company common stock. The Company also issued phantom stock awards linked to the value of 25,700, 64,600 and 26,900 shares of Company common stock for the years ended December 31, 2002, 2001 and 2000, respectively. Compensation expense related to SARs and phantom stock awards for 2002, 2001 and 2000 was $3.1 million, $5.3 million and $5.7 million, respectively.

STOCK OPTIONS

     Fixed stock options are granted to key employees and non-employee Directors of the Company and generally have a maximum term of 10 years. The exercise price equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning in the third year and extending through the eighth year after grant, beginning in the second year and extending through the sixth year after grant, or beginning in the first year and extending through the fifth year after grant.

     During 2002, the Company granted stock options for 4,980,600 shares of Company common stock and restoration stock options for 1,051,400 shares with grant date exercise prices ranging from $20 to $29 (the market prices on the grant dates). During 2001, the Company granted stock options for 3,251,000 shares of Company common stock and restoration stock options for 717,600 shares with grant date exercise prices ranging from $21 to $26 (the market prices on the grant dates). During 2000, the Company granted stock options for 9,696,000 shares of Company common stock and restoration stock options for 102,000 shares with grant date exercise prices ranging from $19 to $24 (the market prices on the grant dates). The Company also granted stock options for 48,000 shares, 128,000 shares and 320,000 shares of Company common stock in 2002, 2001 and 2000, respectively, to non-employee Directors of the Company with exercise prices of $27, $22 and $21, respectively (the market prices on the grant dates).

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L. STOCK OPTIONS AND AWARDS -- (CONCLUDED)

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 2002 is presented below, shares in thousands:

                                                        2002      2001      2000
                                                       ------    ------    ------
Option shares outstanding, January 1................   21,909    22,193    12,636
  Weighted average exercise price...................      $21       $19       $20
Option shares granted, including restoration
  options...........................................    6,080     4,097    10,118
  Weighted average exercise price...................      $21       $22       $18
Option shares exercised.............................    2,117     3,476       536
  Weighted average exercise price...................      $19       $12       $11
Option shares canceled..............................      358       905        25
  Weighted average exercise price...................      $20       $25       $20
Option shares outstanding, December 31..............   25,514    21,909    22,193
  Weighted average exercise price...................      $21       $21       $19
  Weighted average remaining option term (in
     years).........................................        7         7         8
Option shares exercisable, December 31..............    8,746     6,077     7,137
  Weighted average exercise price...................      $23       $23       $19

     The following table summarizes information for option shares outstanding and exercisable at December 31, 2002, shares in thousands:

                                                        OPTION SHARES
            OPTION SHARES OUTSTANDING                    EXERCISABLE
--------------------------------------------------   --------------------
                             WEIGHTED     WEIGHTED               WEIGHTED
RANGE OF                      AVERAGE     AVERAGE                AVERAGE
EXERCISE     NUMBER OF       REMAINING    EXERCISE   NUMBER OF   EXERCISE
 PRICES        SHARES       OPTION TERM    PRICE      SHARES      PRICE
--------   --------------   -----------   --------   ---------   --------
 $14-16         2,161         3 Years       $16          745       $16
  18-22        19,428         7 Years        20        4,233        20
  23-27         1,197        10 Years        25        1,079        25
  28-31         2,728         4 Years        29        2,689        29
--------   --------------   -----------   --------   ---------   --------
 $14-31        25,514         7 Years       $21        8,746       $23
========   ==============   ===========   ========   =========   ========

     At December 31, 2002, a total of 12,499,000 shares and 565,000 shares of Company common stock were available under the Plan and the 1997 Plan, respectively, for the granting of stock options or restricted long-term stock awards.

M. EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution pension plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company's pension, retirement and profit-sharing plans were $73.7 million in 2002, $63.8 million in 2001 and $53.7 million in 2000.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS -- (CONTINUED)

     Net periodic pension cost for the Company's qualified defined-benefit pension plans includes the following components, in thousands:

                                                    2002        2001        2000
                                                  --------    --------    --------
Service cost..................................    $  9,520    $  9,300    $  8,850
Interest cost.................................      19,110      14,510      13,390
Expected return on plan assets................     (16,640)    (12,800)    (11,350)
Amortization of transition asset..............        (340)       (640)       (640)
Amortization of prior-service cost............         530         500         440
Amortization of net loss......................       2,220       1,340       1,250
                                                  --------    --------    --------
Net periodic pension cost.....................    $ 14,400    $ 12,210    $ 11,940
                                                  ========    ========    ========

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's domestic qualified defined-benefit pension plans at December 31, in thousands:

                                                             2002         2001
                                                           ---------    --------
Changes in projected benefit obligation:
  Projected benefit obligation at January 1............    $ 204,160    $181,240
  Service cost.........................................        9,100       8,820
  Interest cost........................................       15,550      14,590
  Plan amendments......................................         (140)      1,190
  Actuarial loss.......................................       24,180       6,120
  Business combinations/divestitures...................      212,000       --
  Benefit payments.....................................       (9,320)     (7,800)
                                                           ---------    --------
     Projected benefit obligation at December 31.......    $ 455,530    $204,160
                                                           =========    ========
Changes in fair value of plan assets:
  Fair value of plan assets at January 1...............    $ 145,630    $132,310
  Actual return on plan assets.........................      (15,400)      1,620
  Business combinations/divestitures...................      129,370       --
  Company contributions................................       23,410      20,000
  Benefit payments.....................................       (9,310)     (7,800)
  Expenses/other.......................................         (510)       (500)
                                                           ---------    --------
     Fair value of plan assets at December 31..........    $ 273,190    $145,630
                                                           =========    ========
     (Includes approximately 629,000 shares of Company
     common stock valued at $13.2 million and $15.5
     million at December 31, 2002 and 2001,
     respectively)
Funded status of qualified defined-benefit pension
  plans:
  Plan assets (less than) projected benefit obligation
     at December 31....................................    $(182,340)   $(58,530)
  Unamortized transition asset, net....................         (230)       (570)
  Unamortized prior-service cost.......................        4,910       5,930
  Unamortized net loss.................................      126,740      58,220
                                                           ---------    --------
     Net (liability) asset recognized..................    $ (50,920)   $  5,050
                                                           =========    ========

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)

     The major assumptions used in accounting for the Company's domestic pension plans are as follows:

                                                          2002     2001    2000
                                                          -----    ----    -----
Discount rate for obligations.........................    6.75%    7.5%    7.75%
Expected return on plan assets........................    8.5 %    9.0%    9.0 %
Rate of compensation increase.........................    4.5 %    4.5%    4.5 %

     The Company also sponsors qualified defined-benefit pension plans for certain of its foreign employees. Net periodic pension cost for these plans was approximately $2 million in 2002. The projected benefit obligation and fair value of plan assets was approximately $59 million and $37 million at December 31, 2002 and $50 million and $42 million at December 31, 2001, respectively. The projected benefit obligation exceeded the plan assets by approximately $22 million at December 31, 2002 and a net liability of approximately $1 million was recognized. Certain comparative information for the prior periods is not included within this report as it is considered immaterial and obtaining such information was impractical.

     In addition to the Company's qualified defined-benefit pension and retirement plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified plans totaled $73.9 million and $81.8 million at December 31, 2002 and $57.2 million and $64.6 million at December 31, 2001, respectively. Net periodic pension cost for these plans was $10.1 million, $9.4 million and $8.2 million in 2002, 2001 and 2000, respectively.

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation approximated $5 million and $3.6 million at December 31, 2002 and 2001, respectively.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

N. SEGMENT INFORMATION

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

     Installation and Other Services -- principally includes the sale, installation and distribution of insulation and other building products.

     Decorative Architectural Products -- principally includes paints and stains; mechanical and electronic lock sets; and door, window and other hardware.

     Other Specialty Products -- principally includes windows, window frame components and patio doors; staple gun tackers, staples and other fastening tools; hydronic radiators and heat convectors; pumps; and venting and ventilation systems.

     The above products and services are sold and provided to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors and other outlets for consumers and contractors.

     The Company's operations are principally located in North America and Europe. The Company's country of domicile is the United States of America.

     Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

     The Company's segments are based on similarities in products and services and represent the aggregation of operating units for which financial information is regularly evaluated by the Company's corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based on operating profit and, other than general corporate expense, allocates specific corporate overhead to each segment. The 2002 Behr litigation charge, net has also been excluded from the evaluation of segment operating profit.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

N. SEGMENT INFORMATION -- (CONTINUED)

     The following table presents information about the Company by segment and geographic area, in thousands:

                                                    NET SALES (1) (2) (3) (4)
                                               ------------------------------------
                                                  2002         2001         2000
                                               ----------   ----------   ----------
The Company's operations by segment are:
   Cabinets and Related Products.............  $2,798,000   $2,567,000   $2,536,000
   Plumbing Products.........................   2,031,000    1,742,000    1,828,000
   Installation and Other Services...........   1,845,000    1,692,000      855,000
   Decorative Architectural Products.........   1,599,000    1,469,000    1,359,000
   Other Specialty Products..................   1,146,000      814,000      600,000
                                               ----------   ----------   ----------
       Total.................................  $9,419,000   $8,284,000   $7,178,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 are:
   North America.............................  $7,956,000   $7,014,000   $5,882,000
   International, principally Europe.........   1,463,000    1,270,000    1,296,000
                                               ----------   ----------   ----------
       Total, as above.......................  $9,419,000   $8,284,000   $7,178,000
                                               ==========   ==========   ==========
General corporate expense, net (6).................................................
Charge for litigation settlement, net (7)..........................................
Operating profit, after general corporate
 expense and charge for litigation
 settlement, net...................................................................
Other income (expense), net........................................................
Income before income taxes and cumulative
 effect of accounting change, net (8) (11).........................................
Equity investments in affiliates...................................................
Securities of Furnishings International Inc. ......................................
Corporate assets...................................................................
       Total assets................................................................

                                                    OPERATING PROFIT (9) (10)
                                               ------------------------------------
                                                  2002         2001         2000
                                               ----------   ----------   ----------
The Company's operations by segment are:
   Cabinets and Related Products.............  $  379,000   $  255,000   $  322,000
   Plumbing Products.........................     334,000      241,000      281,000
   Installation and Other Services...........     304,000      243,000      122,000
   Decorative Architectural Products.........     338,000      270,000      249,000
   Other Specialty Products..................     221,000      127,000       85,000
                                               ----------   ----------   ----------
       Total.................................  $1,576,000   $1,136,000   $1,059,000
                                               ==========   ==========   ==========
The Company's operations by geographic area
 are:
   North America.............................  $1,377,000   $1,009,000   $  914,000
   International, principally Europe.........     199,000      127,000      145,000
                                               ----------   ----------   ----------
       Total, as above.......................   1,576,000    1,136,000    1,059,000
General corporate expense, net (6)...........     (98,000)     (96,000)     (99,000)
Charge for litigation settlement, net (7)....    (147,000)      --           --
                                               ----------   ----------   ----------
Operating profit, after general corporate
 expense and charge for litigation
 settlement, net.............................   1,331,000    1,040,000      960,000
Other income (expense), net..................    (300,000)    (739,000)     (66,000)
                                               ----------   ----------   ----------
Income before income taxes and cumulative
 effect of accounting change, net (8) (11)...  $1,031,000   $  301,000   $  894,000
                                               ==========   ==========   ==========
Equity investments in affiliates.............
Securities of Furnishings International Inc.
Corporate assets.............................
       Total assets..........................

                                                     ASSETS AT DECEMBER 31 (5)
                                               -------------------------------------
                                                  2002          2001         2000
                                               -----------   ----------   ----------
The Company's operations by segment are:
   Cabinets and Related Products.............  $ 2,123,000   $1,984,000   $1,942,000
   Plumbing Products.........................    1,743,000    1,238,000    1,270,000
   Installation and Other Services...........    2,314,000    1,400,000      872,000
   Decorative Architectural Products.........    1,311,000    1,247,000    1,200,000
   Other Specialty Products..................    2,085,000    1,901,000      938,000
                                               -----------   ----------   ----------
       Total.................................  $ 9,576,000   $7,770,000   $6,222,000
                                               ===========   ==========   ==========
The Company's operations by geographic area
 are:
   North America.............................  $ 6,995,000   $5,886,000   $4,424,000
   International, principally Europe.........    2,581,000    1,884,000    1,798,000
                                               -----------   ----------   ----------
       Total, as above.......................    9,576,000    7,770,000    6,222,000
General corporate expense, net (6)...........
Charge for litigation settlement, net (7)....
Operating profit, after general corporate
 expense and charge for litigation
 settlement, net.............................
Other income (expense), net..................
Income before income taxes and cumulative
 effect of accounting change, net (8) (11)...
Equity investments in affiliates.............       68,000       82,000       87,000
Securities of Furnishings International Inc.       --           133,000      534,000
Corporate assets.............................    2,406,000    1,036,000      761,000
                                               -----------   ----------   ----------
       Total assets..........................  $12,050,000   $9,021,000   $7,604,000
                                               ===========   ==========   ==========

                                                                   PROPERTY ADDITIONS
                                                           ----------------------------------
                                                             2002         2001        2000
                                                           ---------    --------    ---------
The Company's operations by segment are:
 Cabinets and Related Products...........................  $  69,000    $ 93,000    $ 218,000
 Plumbing Products.......................................    175,000      55,000       79,000
 Installation and Other Services.........................     66,000      66,000       46,000
 Decorative Architectural Products.......................     46,000      62,000      103,000
 Other Specialty Products................................     74,000      92,000       30,000
                                                           ---------    --------    ---------
                                                             430,000     368,000      476,000
 Unallocated amounts principally related to corporate
   assets................................................     17,000       4,000       17,000
 Assets of purchase acquisitions.........................   (162,000)    (98,000)    (105,000)
                                                           ---------    --------    ---------
       Total.............................................  $ 285,000    $274,000    $ 388,000
                                                           =========    ========    =========

                                                                   DEPRECIATION AND
                                                                     AMORTIZATION
                                                           --------------------------------
                                                             2002        2001        2000
                                                           --------    --------    --------
The Company's operations by segment are:
 Cabinets and Related Products...........................  $ 59,000    $ 71,000    $ 64,000
 Plumbing Products.......................................    45,000      48,000      46,000
 Installation and Other Services.........................    27,000      61,000      33,000
 Decorative Architectural Products.......................    31,000      34,000      29,000
 Other Specialty Products................................    34,000      33,000      30,000
                                                           --------    --------    --------
                                                            196,000     247,000     202,000
 Unallocated amounts principally related to corporate
   assets................................................    24,000      22,000      14,000
 Assets of purchase acquisitions.........................     --          --          --
                                                           --------    --------    --------
       Total.............................................  $220,000    $269,000    $216,000
                                                           ========    ========    ========

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

N. SEGMENT INFORMATION -- (CONCLUDED)


 (1) Included in net sales in 2002, 2001 and 2000 were export sales from the U.S. of $161 million, $159 million and $162 million, respectively.

 (2) Intra-company sales between segments represented less than one percent of consolidated net sales in 2002, 2001 and 2000.

 (3) Includes net sales to one customer in 2002, 2001 and 2000 of $2,329 million, $2,093 million and $1,866 million, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

 (4) Net sales from the Company's operations in the U.S. were $7,707 million, $6,844 million and $5,740 million in 2002, 2001 and 2000, respectively.

 (5) Long-lived assets of the Company's operations in the U.S. and Europe were $4,875 million and $1,848 million, $3,999 million and $1,335 million and $2,626 million and $1,246 million at December 31, 2002, 2001 and 2000, respectively.

 (6) General corporate expense includes those expenses not specifically attributable to the Company's business segments.

 (7) The charge for litigation settlement relates to litigation discussed in Note S regarding the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

 (8) Income before income taxes and cumulative effect of accounting change, net and net income pertaining to non-U.S. operations were $178 million and $132 million, $99 million and $66 million and $108 million and $67 million for 2002, 2001 and 2000, respectively.

 (9) Included in operating profit for 2000 was a $90 million non-cash charge for the planned disposition of businesses for the following segments: Cabinets and Related Products -- $20 million, Plumbing Products -- $40 million, Decorative Architectural Products -- $20 million and Other Specialty Products -- $10 million. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as a result of reclassifying certain businesses to held and used, the Company recognized a pre-tax gain in 2002 of $15.6 million related to certain long-lived assets in the Plumbing Products segment, which were previously written down in December 2000 as part of the plan for disposition.

(10) Operating profit excluding goodwill amortization expense for 2001 and 2000, respectively, was as follows: Cabinets and Related Products -- $270 million and $336 million, Plumbing Products -- $248 million and $287 million, Installation and Other Services -- $287 million and $144 million, Decorative Architectural Products -- $282 million and $260 million and Other Specialty Products -- $142 million and $98 million.

(11) Effective January 1, 2002, the Company recognized a non-cash goodwill impairment charge as a cumulative effect of an accounting change in accordance with the implementation of SFAS No. 142. The pre-tax impairment charge is allocated as follows: Cabinets and Related Products -- $18.8 million, Plumbing Products -- $7.5 million, Decorative Architectural Products -- $31.2 million and Other Specialty Products -- $59.3 million.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

O. OTHER INCOME (EXPENSE), NET

     In 2002, the Company recorded a $24.1 million pre-tax, non-cash charge for the write-down of certain investments, including private equity funds and other financial investments. In 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including $460 million for the securities of Furnishings International Inc. ("FII") held by the Company and $70 million for an other-than-temporary decline in the fair value of principally technology-related marketable equity securities investments. During 2000, the Company recorded a $55 million pre-tax, non-cash charge, including $20 million for the write-down of certain marketable equity securities and other investments and $35 million related to its investment in Emco Limited.

     Other, net, which is included in other income (expense), net, included the following, in thousands:

                                                        2002        2001        2000
                                                      --------    --------    --------
Income from cash and cash investments.............    $  7,930    $  5,510    $  4,920
Other interest income.............................       6,090      35,670      60,450
(Loss) income from financial investments, net.....     (35,550)     24,680      49,040
Other items, net..................................     (31,820)    (41,790)     17,570
                                                      --------    --------    --------
  Total other, net................................    $(53,350)   $ 24,070    $131,980
                                                      ========    ========    ========

     Other interest income for 2001 and 2000 includes $28.9 million and $52.4 million, respectively, from the 12% pay-in-kind junior debt securities of FII. In the third quarter of 2001, as a result of the impairment of the Company's investment in FII, the Company discontinued recording interest income from FII.

     Other items, net in 2002 and 2001 also include realized foreign currency exchange losses of $4.2 million and $6.5 million, respectively, as well as other miscellaneous expenses.

     Other items, net in 2000 also include realized foreign currency exchange gains of $22.0 million, income from the early retirement of debentures of $19.0 million and other miscellaneous expenses.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

P. INCOME TAXES

                                                                      (IN THOUSANDS)
                                                     2002         2001        2000
                                                  ----------    --------    --------
Income before income taxes and cumulative
  effect of accounting change, net:
     U.S......................................    $  853,440    $202,000    $785,670
     Foreign..................................       177,560      98,700     107,730
                                                  ----------    --------    --------
                                                  $1,031,000    $300,700    $893,400
                                                  ==========    ========    ========
Provision for income taxes on income before
  cumulative effect of accounting change, net:
     Currently payable:
       U.S. Federal...........................    $  227,600    $147,420    $217,040
       State and local........................        30,500      18,400      28,100
       Foreign................................        27,300      31,270      41,300
     Deferred:
       U.S. Federal...........................        44,900     (96,520)     16,160
       Foreign................................        18,600       1,630        (900)
                                                  ----------    --------    --------
                                                  $  348,900    $102,200    $301,700
                                                  ==========    ========    ========
Deferred tax assets at December 31:
  Inventories.................................    $   23,980    $ 21,590
  Accrued liabilities.........................       152,410      61,990
  Long-term liabilities.......................        69,780       9,790
  Capital loss carryforward...................       108,940       --
  Principally non-operating investments.......        50,550     173,760
                                                  ----------    --------
                                                     405,660     267,130
                                                  ----------    --------
Deferred tax liabilities at December 31:
  Property and equipment......................       338,260     280,890
  Intangibles.................................        51,920      10,910
  Other.......................................        30,250      21,880
                                                  ----------    --------
                                                     420,430     313,680
                                                  ----------    --------
Net deferred tax liability at December 31.....    $   14,770    $ 46,550
                                                  ==========    ========

     State and local taxes were lower in 2001 due principally to an $8 million ($5.2 million net of federal tax) favorable settlement of contested liabilities.

     At December 31, 2002 and 2001, net deferred tax liability consisted of net short-term deferred tax assets of $171.4 million and $83.4 million, respectively, and net long-term deferred tax liabilities of $186.2 million and $130.0 million, respectively.

     During 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including securities of Furnishings International Inc. and principally technology-related marketable equity securities that created a deferred tax asset of approximately $110 million at December 31, 2001, which was included in principally non-operating investments above. In 2002, approximately $220 million of this pre-tax write-down, along with losses realized from marketable equity securities and other tax losses, generated a $108.9 million capital loss carryforward benefit at December 31, 2002. The Company believes that the capital loss carryforward will be utilized before its expiration on December 31, 2007,

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

P. INCOME TAXES -- (CONCLUDED)

principally through future income and gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets. As a result, a valuation allowance was not recorded at December 31, 2002 or 2001.

     The following is a reconciliation of the U.S. Federal statutory rate to the provision for income taxes on income before cumulative effect of accounting change, net:

                                                               2002    2001    2000
                                                               ----    ----    ----
U.S. Federal statutory rate................................     35%     35%     35%
State and local taxes, net of federal tax benefit..........      2       4       2
Higher (lower) taxes on foreign earnings...................     (2)      3       1
Amortization in excess of tax..............................    --        4       1
Change in valuation allowance, net (A).....................    --      (11)     (3)
Other, net.................................................     (1)     (1)     (2)
                                                                --     ---      --
  Effective tax rate.......................................     34%     34%     34%
                                                                ==     ===      ==

       (A) In addition, because of the utilization of a capital loss carryforward prior to its expiration on December 31, 2001, the Company did not have to record or pay tax on approximately $83 million of otherwise taxable capital gain in excess of the financial statement gain resulting from the disposition of a business during 2001.

     Income taxes paid were approximately $302 million, $193 million and $314 million in 2002, 2001 and 2000, respectively.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Provision has not been made at December 31, 2002 for U.S. or additional foreign withholding taxes on approximately $530 million of remaining undistributed net income of non-U.S. subsidiaries, as such income is intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such income.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Q. EARNINGS PER COMMON SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:

                                                   2002        2001        2000
                                                 --------    --------    --------
Numerator (basic and diluted):
  Income before cumulative effect of
     accounting change, net..................    $682,100    $198,500    $591,700
  Cumulative effect of accounting change,
     net.....................................     (92,400)      --          --
                                                 --------    --------    --------
  Net income.................................    $589,700    $198,500    $591,700
                                                 ========    ========    ========
Denominator:
  Basic common shares (based on weighted
     average)................................     484,800     459,300     441,600
  Add:
     Contingent common shares................      26,400      13,100       8,700
     Stock option dilution...................       2,900       2,500       1,500
                                                 --------    --------    --------
  Diluted common shares......................     514,100     474,900     451,800
                                                 ========    ========    ========

     The outstanding preferred stock, which is convertible into 16,667,000 shares of Company common stock and carries substantially the same attributes as Company common stock, has been treated as if converted in the computation of basic and diluted common shares.

     Approximately 24 million common shares for both 2002 and 2001, related to the Zero Coupon Convertible Senior Notes due 2031, were not included in the computation of diluted earnings per common share since, at December 31, 2002 and 2001, they were not convertible according to their terms. Additionally, 3.5 million common shares, 2.4 million common shares and 4.2 million common shares for 2002, 2001 and 2000, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect since the option exercise price was greater than the Company's common stock price at each year-end.

R. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," became effective for the Company in the first quarter of 2002. EITF No. 01-9 requires that certain expenses, including cooperative advertising expense and other customer-related incentives, be recorded as a reduction of sales unless certain conditions are met. The adoption of EITF No. 01-9 resulted in the reclassification of $74 million and $65 million of cooperative advertising expense from selling expense to a reduction of sales for 2001 and 2000, respectively. This reclassification did not result in a change in net income or earnings per common share.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

R. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONCLUDED)

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities," which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146 is effective for all exit or disposal activities subsequent to December 31, 2002, and is not expected to have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for and disclosure of the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes. FIN 45 also expands the disclosure requirements for guarantees and product warranties. The disclosure provisions of FIN 45 are effective for 2002 (see Note
S); the initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact that the recognition and measurement provisions of FIN 45 will have on its consolidated financial statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123," became effective. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to change its method of accounting for stock-based compensation and will implement SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003, using the prospective method as defined by SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires that a Company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the Company's consolidated financial statements. The Company believes that FIN 46 will not have a material impact on the Company's consolidated financial statements.

S. OTHER COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

     In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

S. OTHER COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

(excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. In addition, the court granted the plaintiffs' motion for attorneys' fees. Behr appealed the trial court judgment to the Court of Appeals of Washington. On September 13, 2002, the Court of Appeals issued its opinion, ruling in favor of the plaintiffs on substantially all issues. The opinion was unexpected in light of the unprecedented and disproportionate extent of the default sanction ordered by the trial court and the belief by the Company and its outside legal counsel that the rulings by the trial court had errors that would be reversed by the appellate review. Following the trial court judgment in the Washington case, Behr and the Company were served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia, Canada and Ontario, Canada. The complaints allege that certain of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Trial courts in Washington and Illinois certified their cases as national class actions. A trial court in Oregon certified its case as a statewide class action. In addition, the Company has been advised that one state is conducting an investigation into the effectiveness of certain of these products.

     On October 29, 2002, the Company announced settlements to resolve all of these other class actions in the United States. Behr and attorneys representing class members agreed to a settlement of the nineteen-county Washington lawsuit (the "Washington Settlement"), to which the trial court granted preliminary approval on December 13, 2002. A fairness hearing has been scheduled for March 17, 2003, at which time the parties will request that the court grant final approval of the Washington Settlement. Under the terms of the Washington Settlement, eligible class members who successfully complete the claims process will receive a cash award based on the product used, the type and square footage of wood surface and certain other allowances. The awards will be calculated using the damage formulas in the judgment entered by the trial court. The Company will pay cash awards to class members, the costs of notice to the class, the costs to administer the claims process and certain other expenses, up to an aggregate maximum of $55 million. In addition, the Company will pay class counsel fees awarded by the trial court up to a maximum of $12.5 million. Based upon the sales volume of the related products during the class period, the damage formulas ordered by trial court, the expected class size, the estimated number of claims that would be filed on a timely basis, the estimated average cost per claim, and the experience of the Company's legal counsel with class action settlements, the Company estimates that the total cost of the Washington Settlement will approximate the maximum, $67.5 million, excluding amounts that the Company expects to recover from liability insurers and other third parties.

     The Company also reached a settlement that management expects will resolve all other class actions pending in the U.S. (the "National Settlement"). The National Settlement received preliminary court approval on October 29, 2002. A fairness hearing was held on March 6, 2003, at which the court heard arguments in support of the named plaintiffs' request for final approval of the settlement and arguments of 15 class members who filed objections to the settlement. At the conclusion of the hearing the court took the named plaintiffs' request for final approval under submission. Class members who objected to the settlement would have the right to file an appeal within 60 days following entry of a judgment of final approval.

     The National Settlement requires the dismissal of all other related litigation pending in the United States. The National Settlement provides that eligible class members who successfully

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

S. OTHER COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

complete the claims process can elect to receive either a merchandise certificate for a discount on the purchase of Behr products, or a cash award based on the product used, the square footage of wood surface, proof of purchase, the interval of time between product application and the appearance of mildew, and the extent of mildew damage. The Company will pay a settlement amount of up to $107.5 million, which will include total cash payments to eligible class members, the cost of notice to the class, the cost to administer the claims process, and the face value of merchandise certificates issued to eligible claimants up to $7.5 million. If the aggregate face value of merchandise certificates issued exceeds $7.5 million, the excess will not be credited against the $107.5 million settlement amount but will be settled by issuance of additional merchandise certificates. The National Settlement also provides that the Company will pay class counsel fees awarded by the trial court, up to a maximum of $25 million. Based upon the sales volume of the related products during the class period, the expected class size, the estimated number of claims that would be filed on a timely basis, the estimated size and mix of claims (merchandise certificate versus cash), the estimated average cost per claim and the experience of the Company's legal counsel with class action settlements, the Company estimates that the cost of the National Settlement will range from $96 million to $136 million (including adjustments due to the $107.5 million limit), excluding amounts that the Company expects to recover from liability insurers. This estimate includes costs (for notice and claims administration) of $5 to $6 million, attorney fees of $25 million, merchandise certificate costs ranging from $5 to $11 million, and cash awards ranging from $61 to $102 million.

     Management believes, based on the advice of outside counsel, that these settlements described above will receive final approval without substantial changes, although there can be no assurance in that regard. The Company estimates that the combined cost of both settlements and the Company's additional legal costs (estimated at $2 million) will range from $166 million to $206 million. The Company concluded that no amount within that range is more likely than any other, and therefore reflected $166 million as a liability in the third quarter 2002 consolidated financial statements in accordance with accounting principles generally accepted in the United States. Following court approval, the Company expects that payment of the settlements will commence in the second quarter of 2003 and will be completed by the first quarter of 2004.

     In November 2002, Behr and two of its liability insurers reached an agreement regarding the insurers' contribution to fund the National Settlement. Subject to the limits of Behr's liability policies, the insurers will pay 80% of the notice costs, claims administration costs and attorney fees awarded to the plaintiffs. The Company recorded income of $19.2 million in the fourth quarter of 2002 to reflect the insurers' agreement to fund these costs. Subject to policy limits, the insurers will also fund varying percentages of any claims paid, depending on the type of claim (merchandise certificate or cash) and policy years in which the products were applied. The amount of the insurers' contribution related to claims will not be reasonably estimable until the claims process is implemented following final court approval.

     In February 2003, Behr and the insurers also reached agreement on funding the Washington Settlement, with terms similar to those of the funding agreement for the National Settlement. Subject to policy limits, the insurers will pay 80% of the notice costs, claims administration costs and attorney fees awarded to the plaintiffs, and a varying percentage of claims paid depending on the policy year of product application.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

S. OTHER COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

WARRANTY

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the lifetime, under certain circumstances, of the original purchaser. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or service to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expected future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

     The following is a reconciliation of the Company's warranty liability, in thousands:

Balance at December 31, 2001................................    $ 56,390
Accruals for warranties issued during 2002..................      30,100
Accruals related to pre-existing warranties.................         140
Settlements made (in cash or kind) during 2002..............     (22,870)
Other (foreign exchange impact).............................         880
                                                                --------
Balance at December 31, 2002................................    $ 64,640
                                                                ========

     A provision for estimated future costs relating to warranty expense is recorded when the product is sold.

ACQUISITION-RELATED COMMITMENTS

     The Company, as part of certain recent purchase agreements for certain companies acquired, provides for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired businesses and the price of the Company's common stock.

     STOCK PRICE GUARANTEES

     Stock price guarantees as of December 31, 2002 are summarized as follows (in thousands, except per share data):

 SHARES ISSUED
---------------     MINIMUM       ADDITIONAL      SETTLEMENT OPTIONS (A)
 # OF    ISSUE    STOCK PRICE    GUARANTEE FOR    -----------------------
SHARES   PRICE     GUARANTEE    EARNOUT TARGETS    SHARES        CASH        MATURITY DATE
------   ------   -----------   ---------------   ---------   -----------   ----------------
 3,938   $22.97     $31.72          $20.62          5,854      $123,220(B)      4/30/03
 1,712   $25.98     $26.29          $ 2.63            640        13,473         6/30/03
11,631   $24.07     $27.52          --              3,575        75,253     9/10/03-11/6/03
16,667   $25.21     $31.20          --              8,037       169,170         7/31/04
 1,600   $30.00     $40.00          --              1,440        30,320     12/31/04-4/30/05
------                                            ---------   -----------
35,548                                             19,546      $411,436
======                                            =========   ===========

(A) Amounts computed based on a year-end stock price for Masco common stock of $21.05. Shares contingently issuable under these guarantees are included in the calculation of diluted earnings per common share.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

S. OTHER COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

(B) The Company anticipates that this consideration will be paid in cash from available funds during the first half of 2003.

     CONTINGENT PURCHASE PRICE

     As part of other recent acquisition agreements, the Company has additional consideration payable in cash of approximately $85 million contingent on the operating performance of the acquired businesses.

INVESTMENTS

     With respect to the Company's investments in private equity funds, the Company, at December 31, 2002, has under certain circumstances, commitments to contribute additional capital to such funds of up to $105 million.

     As part of the acquisition agreement, certain minority shareholders of Hansgrohe AG hold an option expiring in December 2007 to require the Company to purchase additional shares in Hansgrohe either with cash or common stock. The option value is based on Hansgrohe's operating results and, if exercised at December 31, 2002, would have approximated $16 million; if the option were settled in stock, the common shares to be issued at December 31, 2002 would have approximated 900,000.

SHAREHOLDERS' EQUITY

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156.0 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase.

     Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock except that in the event of death, if the participant is in a loss position, the participant's estate may transfer the purchased stock to the Company and require the Company to assume responsibility for the loan. The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was approximately $170 million at December 31, 2002, only in the event of a default by a participant. As a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock award vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year post-employment non-competition agreement with the Company businesses that employ them.

RESIDUAL VALUE GUARANTEES

     The Company has residual value guarantees resulting from operating leases related to certain of the Company's trucks, primarily in the Installation and Other Services segment. The operating leases are generally for a minimum term of 12 months and are renewable monthly after the first 12 months. At the end of the first 12 months, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related trucks. The aggregate value of the residual value guarantees,

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESIDUAL VALUE GUARANTEES -- (CONCLUDED)

assuming the fair value at lease termination is zero, is approximately $23 million at December 31, 2002.

OTHER MATTERS

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims against builders for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

T. SUBSEQUENT EVENTS (UNAUDITED)

     In February 2003, Emco Limited, of which the Company owns a 42 percent equity interest, announced that it had entered into a support agreement with Blackfriars Corp. The support agreement includes a provision for Blackfriars Corp. to purchase all of the issued and outstanding shares of Emco Limited for approximately $11 per share (16.60 in Canadian dollars), subject to shareholder approval. The Company has agreed to tender its shares to Blackfriars Corp. The agreement is expected to be completed in the second quarter of 2003 and may result in a modest gain to the Company.

     On February 4, 2003, the Company's President and Chief Operating Officer, Raymond F. Kennedy, passed away unexpectedly from a heart attack. The untimely passing of Mr. Kennedy will result in certain benefit payments becoming payable to his estate, including the accelerated vesting of his stock awards in the first quarter of 2003, which would typically vest over a ten-year period.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

U. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                                                  QUARTERS ENDED
                                  TOTAL       -------------------------------------------------------
                                   YEAR       DECEMBER 31    SEPTEMBER 30     JUNE 30       MARCH 31
                                ----------    -----------    ------------    ----------    ----------
2002:
Net sales...................    $9,419,400    $2,487,400      $2,518,000     $2,314,000    $2,100,000
Gross profit................    $2,968,810    $  757,550      $  800,960     $  764,350    $  645,950
Income before cumulative
  effect of accounting
  change, net...............    $  682,100    $  194,800      $  122,800     $  214,300    $  150,200
Net income..................    $  589,700    $  194,800      $  122,800     $  214,300    $   57,800
Earnings per common share:
  Basic:
     Income before
       cumulative effect of
       accounting change,
       net..................         $1.41          $.39           $ .25           $.45          $.32
     Net income.............         $1.22          $.39           $ .25           $.45          $.12
  Diluted:
     Income before
       cumulative effect of
       accounting change,
       net..................         $1.33          $.37           $ .24           $.43          $.31
     Net income.............         $1.15          $.37           $ .24           $.43          $.12
2001:
Net sales...................    $8,284,000    $2,097,000      $2,227,000     $2,064,000    $1,896,000
Gross profit................    $2,477,200    $  615,310      $  678,730     $  629,000    $  554,160
Net income (loss)...........    $  198,500    $  127,500      $ (183,000)    $  139,000    $  115,000
Earnings (loss) per common
  share:
  Basic.....................          $.43          $.27           $(.39)          $.31          $.25
  Diluted...................          $.42          $.26           $(.39)          $.30          $.25

     First quarter 2002 net income includes a $92.4 million after-tax ($116.8 million pre-tax), non-cash goodwill impairment charge recognized as a cumulative effect of accounting change effective January 1, 2002. Third quarter 2002 net income includes a $104.4 million after-tax ($166 million pre-tax) charge for the Behr litigation settlement. Fourth quarter 2002 net income includes a $12.1 million after-tax ($19.2 million pre-tax) insurance recovery relating to the Behr litigation settlement.

     Third quarter 2001 net loss includes a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

     Net sales for 2001 have been reduced to include cooperative advertising expense due to the adoption of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer." These expenses were previously classified as selling expense and were $15 million, $21 million, $20 million and $18 million in the first, second, third and fourth quarters of 2001,

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

U. INTERIM FINANCIAL INFORMATION (UNAUDITED) -- (CONCLUDED)

respectively. This reclassification did not result in a change in net income
(loss) or earnings (loss) per common share.

     Income (loss) per common share amounts for the four quarters of 2002 and 2001 do not total to the per common share amounts for the years ended December 31, 2002 and 2001 due to the timing of capital stock issuances and the effect of contingently issuable common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

     The Company has two equity based compensation plans, the 1991 Long Term Stock Incentive Plan and the 1997 Non-Employee Directors Stock Plan. The following table sets forth information as of December 31, 2002 concerning the Company's two equity compensation plans, both of which were approved by security holders. The Company does not have any equity compensation plans that are not approved by security holders.

                                                           WEIGHTED-
                                      NUMBER OF           AVERAGE PER           NUMBER OF SECURITIES
                                   SECURITIES TO BE      SHARE EXERCISE       REMAINING AVAILABLE FOR
                                     ISSUED UPON            PRICE OF           FUTURE ISSUANCE UNDER
                                     EXERCISE OF          OUTSTANDING        EQUITY COMPENSATION PLANS
                                     OUTSTANDING            OPTIONS,           (EXCLUDING SECURITIES
                                  OPTIONS, WARRANTS       WARRANTS AND         REFLECTED IN THE FIRST
         PLAN CATEGORY                AND RIGHTS             RIGHTS                   COLUMN)
         -------------            -----------------      --------------      -------------------------
Equity compensation plans
  approved by security holders..      25,514,000             $21.00                  13,064,000

     The remaining information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed on or before April 30, 2003, and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of
1934) are designed to be and are adequate to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     B. CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or, to the knowledge of the Company's Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect these controls subsequent to the date of the evaluation by these persons conducted within 90 days of the date of this Report on Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1)Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

        (2)Financial Statement Schedules.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2002, 2001 and 2000, consists of the following:

                   II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i        Restated Certificate of Incorporation of Masco Corporation
                       and amendments thereto (filed herewith).
            3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
                       (filed herewith).
            4.ai       Indenture dated as of December 1, 1982 between Masco
                       Corporation and Morgan Guaranty Trust Company of New York,
                       as Trustee (7), and Directors' resolutions establishing
                       Masco Corporation's: (i) 6 1/8% Notes Due September 15, 2003
                       (1); (ii) 7 1/8% Debentures Due August 15, 2013 (1); (iii)
                       6.625% Debentures Due April 15, 2018 (1); (iv) 5.75% Notes
                       Due October 15, 2008 (1); and (v) 7 3/4% Debentures Due
                       August 1, 2029 (3).

 4.a.ii    Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National
           Bank of Chicago (3).
 4.a.iii   Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and The First
           National Bank of Chicago (3).
 4.bi      Indenture dated as of February 12, 2001 between Masco Corporation and Bank One Trust
           Company, National Association, as Trustee (5), and Directors' Resolutions establishing
           Masco Corporation's: (i) 6 3/4% Notes Due March 15, 2006 (5); (ii) 6% Notes Due May 3,
           2004 (6); (iii) 5 7/8% Notes Due July 15, 2012 (filed herewith); (iv) 4 5/8% Notes Due
           August 15, 2007 (filed herewith); and (v) 6 1/2% Notes Due August 15, 2032 (filed herewith).
 4.b.ii    First Supplemental Indenture dated as of July 20, 2001 to the Indenture dated February 12,
           2001 by and among Masco Corporation and Bank One Trust Company, National Association as
           Trustee relating to the Company's Zero Coupon Convertible Senior Notes Due July 20, 2031
           (6), and Amendment No. 1 dated as of July 19, 2002 (8).
 4.c       Rights Agreement dated as of December 6, 1995, between Masco Corporation and The Bank of
           New York, as Rights Agent (5); and Amendment No. 1 dated September 23, 1998 (5).
 4.d       U.S. $750,000,000 364-day Revolving Credit Agreement dated as of November 8, 2002 among
           Masco Corporation and Masco Europe S.A.R.L., as borrowers, the banks party thereto, as lenders, Barclays Bank PLC and Comerica Bank, as Documentation Agents, Citibank, N.A., as
           Syndication Agent, and Bank One, NA, as Administrative Agent (filed herewith).
 4.e       U.S. $1.25 billion 5-Year Revolving Credit Agreement dated as of November 8, 2002 among
           Masco Corporation and Masco Europe S.A.R.L., as borrowers, the banks party thereto,
           Commerzbank AG, New York and Grand Cayman Branches, and Citibank, N.A., as Syndication
           Agents, BNP Paribas, as Documentation Agent, and Bank One, NA, as Administrative Agent
           (filed herewith).
NOTE:      Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission
           upon request.
10.a       Shareholders Agreement by and among Heartland Industrial Partners, L.P., MascoTech, Inc.
           (now known as Metaldyne Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November
           28, 2000 (5).
NOTE:      Exhibits 10.b through 10.g constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the
           Company participate.
10.b       Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated September
           13, 2000) (5).

           10.c        Masco Corporation Supplemental Executive Retirement and
                       Disability Plan, dated October 21, 2000, as amended November
                       18, 2002 (filed herewith).
           10.d        Masco Corporation 2002 Annual Incentive Compensation Plan
                       (filed herewith).
           10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
                       amended October 9, 2001) (7).
           10.f        Description of the Masco Corporation Program for Estate,
                       Financial Planning and Tax Assistance (filed herewith).
           10.g        Masco Corporation Executive Stock Purchase Program (4).
           10.h        Registration Rights Agreement among Masco Corporation and
                       the Investors listed therein dated as of August 31, 1999
                       (2).
           12          Computation of Ratio of Earnings to Combined Fixed Charges
                       and Preferred Stock Dividends (filed herewith).
           21          List of Subsidiaries (filed herewith).
           23          Consent of PricewaterhouseCoopers LLP relating to Masco
                       Corporation's Consolidated Financial Statements and
                       Financial Statement Schedule (filed herewith).

(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     THE COMPANY WILL FURNISH TO ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (B) REPORTS ON FORM 8-K.

     On October 4, 2002, the Company filed a Current Report on Form 8-K, item 5, updating information previously filed on Form 8-K, including a statement of the Company's current analysis of its potential financial exposure regarding the civil suit filed in May 1998 in Washington State Superior trial court and related actions against the Company's Behr Process Corporation subsidiary.

     On October 16, 2002, the Company filed a Current Report on Form 8-K, item 5, attaching the opinion of its General Counsel for incorporation by reference into the Company's Registration Statements on Form S-3 (Nos. 333-73802 and 333-100506).

     On October 29, 2002, the Company filed a Current Report on Form 8-K, item 5, announcing preliminary settlement of certain previously reported class action litigation relating to products formerly manufactured by the Company's Behr Process Corporation subsidiary, reaffirming third quarter earnings guidance and announcing its third quarter 2002 conference call.

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

March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN                 Chairman of the Board, Chief
---------------------------------------------        Executive Officer, President and
            RICHARD A. MANOOGIAN                     Chief Operating Officer

       PRINCIPAL FINANCIAL OFFICER AND
        PRINCIPAL ACCOUNTING OFFICER:

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

         /s/ ANTHONY F. EARLEY, JR.                Director
---------------------------------------------
           ANTHONY F. EARLEY, JR.

             /s/ VERNE G. ISTOCK                   Director
---------------------------------------------
               VERNE G. ISTOCK

              /s/ WAYNE B. LYON                    Director
---------------------------------------------
                WAYNE B. LYON

          /s/ MARY ANN VAN LOKEREN                 Director
---------------------------------------------
            MARY ANN VAN LOKEREN

                                                                  March 14, 2003

                               MASCO CORPORATION
                                 CERTIFICATIONS

     I, Richard A. Manoogian, certify that:

          1. I have reviewed this annual report on Form 10-K of Masco
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 14, 2003                      By: /s/ Richard A. Manoogian
                                            ------------------------------------
                                            Richard A. Manoogian
                                            Chief Executive Officer

                               MASCO CORPORATION
                                 CERTIFICATIONS

     I, Timothy Wadhams, certify that:

          1. I have reviewed this annual report on Form 10-K of Masco
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 14, 2003                      By: /s/ Timothy Wadhams
                                            ------------------------------------
                                            Timothy Wadhams
                                            Vice President and
                                            Chief Financial Officer

                               MASCO CORPORATION
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

        COLUMN A             COLUMN B              COLUMN C               COLUMN D       COLUMN E
-------------------------  ------------    -------------------------    ------------    -----------
                                                   ADDITIONS
                                           -------------------------
                            BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                           BEGINNING OF     COSTS AND       OTHER                         END OF
       DESCRIPTION            PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
-------------------------  ------------    -----------    ----------    ------------    -----------
                                                             (A)            (B)
Allowance for doubtful
  accounts, deducted from
  accounts receivable in
  the balance sheet:
     2002................  $56,240,100     $15,799,300    $3,958,300    $ (6,635,700)   $69,362,000
                           ===========     ===========    ==========    ============    ===========
     2001................  $35,916,900     $32,705,500    $5,599,700    $(17,982,000)   $56,240,100
                           ===========     ===========    ==========    ============    ===========
     2000................  $26,125,600     $10,793,600    $1,727,400    $ (2,729,700)   $35,916,900
                           ===========     ===========    ==========    ============    ===========

(A) Allowance of companies acquired and companies disposed of, net.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

 3.i Restated Certificate of Incorporation of Masco Corporation and amendments thereto (filed herewith).
 3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
            (filed herewith).
 4.ai       Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York, as Trustee (7), and Directors' resolutions establishing
            Masco Corporation's: (i) 6 1/8% Notes Due September 15, 2003
            (1); (ii) 7 1/8% Debentures Due August 15, 2013 (1); (iii)
            6.625% Debentures Due April 15, 2018 (1); (iv) 5.75% Notes
            Due October 15, 2008 (1); and (v) 7 3/4% Debentures Due
            August 1, 2029 (3).
 4.a.ii Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago (3).
 4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago
            (3).
 4.bi       Indenture dated as of February 12, 2001 between Masco
            Corporation and Bank One Trust Company, National
            Association, as Trustee (5), and Directors' Resolutions establishing Masco Corporation's: (i) 6 3/4% Notes Due March
            15, 2006 (5); (ii) 6% Notes Due May 3, 2004 (6); (iii)
            5 7/8% Notes Due July 15, 2012 (filed herewith); (iv) 4 5/8%
            Notes Due August 15, 2007 (filed herewith); and (v) 6 1/2%
            Notes Due August 15, 2032 (filed herewith).
 4.b.ii First Supplemental Indenture dated as of July 20, 2001 to the Indenture dated February 12, 2001 by and among Masco
            Corporation and Bank One Trust Company, National Association as Trustee relating to the Company's Zero Coupon Convertible
            Senior Notes Due July 20, 2031 (6), and Amendment No. 1 dated as of July 19, 2002 (8).
 4.c        Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent (5);
            and Amendment No. 1 dated September 23, 1998 (5).
 4.d U.S. $750,000,000 364-day Revolving Credit Agreement dated as of November 8, 2002 among Masco Corporation and Masco
            Europe S.A.R.L., as borrowers, the banks party thereto, as lenders, Barclays Bank PLC and Comerica Bank, as
            Documentation Agents, Citibank, N.A., as Syndication Agent, and Bank One, NA, as Administrative Agent (filed herewith).
 4.e U.S. $1.25 billion 5-Year Revolving Credit Agreement dated as of November 8, 2002 among Masco Corporation and Masco
            Europe S.A.R.L., as borrowers, the banks party thereto, Commerzbank AG, New York and Grand Cayman Branches, and
            Citibank, N.A., as Syndication Agents, BNP Paribas, as
            Documentation Agent, and Bank One, NA, as Administrative
            Agent (filed herewith).
NOTE: Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.
10.a        Shareholders Agreement by and among Heartland Industrial
            Partners, L.P., MascoTech, Inc. (now known as Metaldyne
            Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000 (5).

NOTE:       Exhibits 10.b through 10.g constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b        Masco Corporation 1991 Long Term Stock Incentive Plan (as
            amended and restated September 13, 2000) (5).
10.c        Masco Corporation Supplemental Executive Retirement and
            Disability Plan, dated October 21, 2000, as amended November
            18, 2002 (filed herewith).
10.d        Masco Corporation 2002 Annual Incentive Compensation Plan
            (filed herewith).
10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
            amended October 9, 2001) (7).
10.f        Description of the Masco Corporation Program for Estate,
            Financial Planning and Tax Assistance (filed herewith).
10.g        Masco Corporation Executive Stock Purchase Program (4).
10.h        Registration Rights Agreement among Masco Corporation and
            the Investors listed therein dated as of August 31, 1999
            (2).
12          Computation of Ratio of Earnings to Combined Fixed Charges
            and Preferred Stock Dividends (filed herewith).
21          List of Subsidiaries (filed herewith).
23          Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Consolidated Financial Statements and
            Financial Statement Schedule (filed herewith).

(1) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.