Form 10-Q
period 2003-03-31
MASCO CORP /DE/
filed 2003-05-09
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2003.  COMMISSION FILE NUMBER 1-5794

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

                            YES   X     NO
                                -----      -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

                            YES   X     NO
                                -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                          SHARES OUTSTANDING AT
            CLASS                                              MAY 1, 2003
            -----                                         ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                           476,594,000

                                MASCO CORPORATION

                                      INDEX

                                                                PAGE NO.
                                                                --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets -
                     March 31, 2003 and December 31, 2002            1

                 Condensed Consolidated Statements of
                     Income for the Three Months Ended
                     March 31, 2003 and 2002                         2

                 Condensed Consolidated Statements of
                     Cash Flows for the Three Months Ended
                     March 31, 2003 and 2002                         3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-12

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      13-17

  Item 4.    Disclosure Controls and Procedures                     17

Part II.    Other Information and Signature                      18-19

            Disclosure Control Certifications                    20-21

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 2003 AND DECEMBER 31, 2002
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            ------------------------

                                                   MARCH 31,     DECEMBER 31,
          ASSETS                                      2003           2002
          ------                                  -----------    ------------
Current assets:
     Cash and cash investments                    $   748,450    $ 1,066,570
     Accounts and notes receivable, net             1,683,740      1,546,360
     Prepaid expenses and other                       272,550        281,220
        Inventories:
          Raw material                                425,520        410,040
          Finished goods                              536,940        496,630
          Work in process                             160,740        148,950
                                                  -----------    -----------
                                                    1,123,200      1,055,620
                                                  -----------    -----------
               Total current assets                 3,827,940      3,949,770

Equity investments                                     70,110         67,810
Property and equipment, net                         2,364,930      2,315,060
Goodwill, net                                       4,346,310      4,297,150
Other intangible assets, net                          351,710        353,870
Other assets                                        1,009,320      1,066,770
                                                  -----------    -----------
               Total assets                       $11,970,320    $12,050,430
                                                  ===========    ===========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $   301,050    $   321,180
     Accounts payable                                 657,150        541,590
     Accrued liabilities                              988,600      1,069,680
                                                  -----------    -----------
               Total current liabilities            1,946,800      1,932,450

Long-term debt                                      4,321,770      4,316,470
Deferred income taxes and other                       502,630        507,670
                                                  -----------    -----------
               Total liabilities                    6,771,200      6,756,590
                                                  -----------    -----------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
          --------------------
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2003 - 20,000; 2002 - 20,000                          20             20
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2003 - 478,590,000; 2002 - 488,890,000           478,590        488,890
Paid-in capital                                     2,030,350      2,207,080
Retained earnings                                   2,879,780      2,783,490
Accumulated other comprehensive income (loss)              60        (21,700)
Less:  Restricted stock awards, net                  (189,680)      (163,940)
                                                  -----------    -----------
               Total shareholders' equity           5,199,120      5,293,840
                                                  -----------    -----------
               Total liabilities and
                 shareholders' equity             $11,970,320    $12,050,430
                                                  ===========    ===========

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                            ------------------------

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                            2003              2002
                                                         ----------        ----------

Net sales                                                $2,498,300        $2,100,000
Cost of sales                                             1,744,540         1,454,050
                                                         ----------        ----------

    Gross profit                                            753,760           645,950

Selling, general and administrative expenses                452,380           355,350
(Income) regarding litigation settlement                    (13,520)            ---
                                                         ----------        ----------

    Operating profit                                        314,900           290,600
                                                         ----------        ----------

Other income (expense), net:
  Interest expense                                          (67,600)          (55,100)
  Other, net                                                 12,550            (7,900)
                                                         ----------        ----------
                                                            (55,050)          (63,000)
                                                         ----------        ----------

    Income before income taxes, minority
      interest and cumulative effect of
      accounting change, net                                259,850           227,600

Income taxes                                                 90,400            77,400
                                                         ----------        ----------
Income before minority interest and
  cumulative effect of accounting change, net               169,450           150,200
Minority interest                                             3,650             ---
                                                         ----------        ----------
Income before cumulative effect of accounting
  change, net                                               165,800           150,200
Cumulative effect of accounting change, net                   ---             (92,400)
                                                         ----------        ----------

    Net income                                           $  165,800        $   57,800
                                                         ==========        ==========

Earnings per common share:
    Basic:
      Income before cumulative effect of
        accounting change, net                                 $.34             $ .32
      Cumulative effect of accounting change,
        net                                                     --               (.20)
                                                               ----             -----
      Net income                                               $.34             $ .12
                                                               ====             =====

    Diluted:
      Income before cumulative effect of
        accounting change, net                                 $.32             $ .31
      Cumulative effect of accounting change,
        net                                                     --               (.19)
                                                               ----             -----
      Net income                                               $.32             $ .12
                                                               ====             =====

Cash dividends declared and paid
  per common share                                             $.14             $ .135
                                                               ====             ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                            ------------------------

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                 2003           2002
                                                              ----------     ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                              $  222,330     $ 225,390
     (Increase) in receivables                                  (113,520)     (180,780)
     (Increase) decrease in inventories                          (59,010)        5,910
     Increase in accounts payable and accrued
       liabilities, net                                           50,940        85,740
                                                              ----------     ---------

          Total cash from operating activities                   100,740       136,260
                                                              ----------     ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                             10,760        53,640
     Payment of debt                                             (37,230)     (104,890)
     Purchase of Company common stock for:
       Retirement                                               (213,860)        ---
       Long-term stock incentive award plan                      (47,370)      (21,380)
     Cash dividends paid                                         (70,950)      (64,310)
                                                              ----------     ---------

          Total cash (for) financing activities                 (358,650)     (136,940)
                                                              ----------     ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                        (77,980)      (56,670)
     Purchases of marketable securities                          (43,500)     (131,380)
     Purchases of other investments, net                          (9,650)         (620)
     Proceeds from disposition of:
       Marketable securities                                      99,090       114,660
       Business                                                    ---          15,430
     Acquisition of companies, net of cash acquired              (51,650)      (10,280)
     Decrease (increase) in long-term notes
       receivable                                                 11,680        (9,510)
     Other, net                                                    6,120         2,020
                                                              ----------      --------

          Total cash (for) investing activities                  (65,890)      (76,350)
                                                              ----------     ---------

Effect of exchange rates on cash and cash investments              5,680         3,200
                                                              ----------     ---------

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                                   (318,120)      (73,830)
     At January 1                                              1,066,570       311,990
                                                              ----------     ---------

     At March 31                                              $  748,450     $ 238,160
                                                              ==========     =========





            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002. The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements.

       Certain prior-year amounts have been reclassified to conform to the 2003 presentation in the condensed consolidated financial statements.

       STOCK OPTIONS AND AWARDS. The Company has elected to change its method of accounting for stock-based compensation and has implemented the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123," for determining stock-based compensation expense. In the first quarter of 2003, no stock options were awarded. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued and outstanding and unvested stock options, in thousands, except per common share amounts:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------
       Net income, as reported                            $165,800   $ 57,800
       Add:
         Stock-based employee compensation (stock
           awards) expense included in reported
           net income, net of related tax effects           15,000      5,100
       Deduct:
         Stock-based employee compensation (stock
           awards) expense, net of related tax effects     (15,000)    (5,100)
         Stock-based employee compensation expense
           determined under the fair value based
           method for stock options issued prior to
           January 1, 2003, net of related tax effects      (3,200)    (3,900)
                                                          --------   --------
       Pro forma net income                               $162,600   $ 53,900
                                                          ========   ========

       Earnings per common share:
         Basic as reported                                   $ .34       $.12
         Basic pro forma                                     $ .33       $.12

         Diluted as reported                                 $ .32       $.12
         Diluted pro forma                                   $ .31       $.11

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. The changes in the carrying amount of goodwill for the quarter ended March 31, 2003, by segment, are as follows, in thousands:

                                        BALANCE                                   BALANCE
                                   DECEMBER 31, 2002  ADDITIONS(A)  OTHER(B)   MARCH 31, 2003
                                   -----------------  ------------  --------   --------------
       Cabinets and Related
         Products                     $  586,380        $  ---      $  8,460    $  594,840
       Plumbing Products                 441,810          6,340        4,740       452,890
       Installation and Other
         Services                      1,693,170          2,330      (11,550)    1,683,950
       Decorative Architectural
         Products                        428,500             20         (100)      428,420
       Other Specialty Products        1,147,290         34,120        4,800     1,186,210
                                      ----------        -------     --------    ----------
         Total                        $4,297,150        $42,810     $  6,350    $4,346,310
                                      ==========        =======     ========    ==========

       (A) Additions to the carrying amount of goodwill include acquisitions and other purchase price adjustments. Additions principally include 2003 acquisitions and the recording of approximately $7 million of additional contingent consideration for prior purchase acquisitions.

       (B) Other changes to the carrying amount of goodwill principally include foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations.

       Other indefinite-lived intangible assets include registered trademarks of $251.1 million at March 31, 2003. The carrying value of the Company's definite-lived intangible assets is $100.6 million at March 31, 2003 (net of accumulated amortization of $52.6 million) and principally includes customer relationships and non-compete agreements.

C. Depreciation and amortization expense is $58 million and $50 million for the three months ended March 31, 2003 and 2002, respectively.

D. The Company owns 64 percent of Hansgrohe AG. The minority interest of $52 million and $47 million at March 31, 2003 and December 31, 2002, respectively, is recorded in the balance sheet caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheet.

E. In the first quarter of 2003, the Company acquired PowerShot Tool Company, Inc. (Other Specialty Products segment) and several relatively small installation service companies (Installation and Other Services segment). PowerShot Tool Company is a manufacturer of fastening products, including staple guns, glue guns, hammer tackers and riveting products, headquartered in New Jersey. The results of these acquisitions are included in the condensed consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these acquisitions was $44 million, and included cash of $41 million and debt of $3 million. The Company also paid an additional $11 million of acquisition-related consideration, including contingent consideration, in the first quarter of 2003, relating to previously acquired companies.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

F. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------
         Numerator (basic and diluted):
           Income before cumulative effect of
             accounting change, net                      $165,800    $150,200
           Cumulative effect of accounting change, net      ---       (92,400)
                                                         --------    --------
           Net income as reported                        $165,800    $ 57,800
                                                         ========    ========

         Denominator:
           Basic common shares (based on weighted
             average)                                     491,500     467,200
           Add:
             Contingent common shares                      27,900      13,300
             Stock option dilution                            200       3,400
                                                         --------    --------
           Diluted common shares                          519,600     483,900
                                                         ========    ========

       For both the three months ended March 31, 2003 and 2002, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at March 31, 2003 and 2002, they were not convertible according to their terms.

       Additionally, 23.2 million common shares and 2.8 million common shares for the three months ended March 31, 2003 and 2002, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price was greater than the Company's average common stock price for both quarters.

G. The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other long-term assets are the following financial investments, in thousands:


                                                       MARCH 31,   DECEMBER 31,
                                                         2003          2002
                                                       --------    ------------
         Marketable equity securities                  $199,600      $216,400
         Bond funds                                     171,870       229,930
         Private equity funds                           354,170       345,650
         Metaldyne Corporation                           69,470        67,780
         TriMas Corporation                              25,000        25,000
         Other investments                                9,060         8,890
                                                       --------      --------
           Total                                       $829,170      $893,650
                                                       ========      ========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note G - concluded:

       The Company's investments in marketable equity securities and bond funds at March 31, 2003 and December 31, 2002 were as follows, in thousands:

                                                        PRE-TAX
                                                 ----------------------
                                                 UNREALIZED  UNREALIZED  RECORDED
                                      COST BASIS   GAINS       LOSSES     BASIS
                                      ---------- ----------  ----------  --------
         MARCH 31, 2003
         Marketable equity securities  $274,610    $1,130    $(76,140)   $199,600
         Bond funds                    $167,280    $5,000    $   (410)   $171,870

         DECEMBER 31, 2002
         Marketable equity securities  $264,160    $2,210    $(49,970)   $216,400
         Bond funds                    $225,560    $4,600    $   (230)   $229,930

       Income (loss) from financial investments is included in other, net within other income (expense), net, and is summarized as follows, in thousands:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------
         Realized gains from marketable securities      $  8,140      $  4,920
         Realized losses from marketable securities        ---         (18,030)
         Dividend income from marketable securities        5,120           950
         (Expense) income from other investments,
           net                                            (1,710)        3,290
         Dividend income from other investments            2,000         1,170
                                                        --------      --------
           Income (loss) from financial investments     $ 13,550      $ (7,700)
                                                        ========      ========

H. Other, net, which is included in other income (expense), net, includes the following, in thousands:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------
         Equity earnings                                $    490      $  1,880
         Income from cash and cash investments             2,520           840
         Other interest income                             1,860           880
         Income (loss) from financial investments         13,550        (7,700)
         Other items, net                                 (5,870)       (3,800)
                                                        --------      --------
                                                        $ 12,550      $ (7,900)
                                                        ========      ========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

I. The following table presents information about the Company by segment and geographic area, in millions:

                                                THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------
                                           2003      2002       2003        2002
                                          ---------------------------------------
                                           NET SALES  (1)       OPERATING PROFIT
                                          -----------------     -----------------
     The Company's operations by
      segment were:
        Cabinets and Related Products     $  699    $  656        $ 84    $ 67
        Plumbing Products                    613       464          84      72
        Installation and Other
          Services                           542       390          77      64
        Decorative Architectural
          Products                           360       359          62      73
        Other Specialty Products             284       231          43      39
                                          ------    ------        ----    ----
            Total                         $2,498    $2,100        $350    $315
                                          ======    ======        ====    ====

     The Company's operations by
      geographic area were:
        North America                     $1,993    $1,795        $283    $277
        International, principally
          Europe                             505       305          67      38
                                          ------    ------        ----    ----
            Total                         $2,498    $2,100         350     315
                                          ======    ======

     General corporate expense, net                                (28)    (24)
     Accelerated benefits (2)                                      (21)    --
     Income regarding litigation settlement (3)                     14     --
                                                                  ----    ----
     Operating profit                                              315     291
     Other income(expense), net                                    (55)    (63)
                                                                  ----    ----
     Income before income taxes,
       minority interest and
       cumulative effect of
       accounting change, net                                     $260    $228
                                                                  ====    ====

       (1)    Intra-segment sales were not material.

       (2) Due to the unexpected passing of the Company's President and Chief Operating Officer, certain benefits were accelerated and expensed in the first quarter of 2003.

       (3) The Company recorded income of $13.5 million regarding the litigation discussed in Note K related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

J.     The Company's total comprehensive income was as follows, in thousands:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                       2003             2002
                                                     --------         --------
            Net income                               $165,800         $ 57,800
            Other comprehensive income (loss):
              Cumulative translation adjustments       38,780          (14,110)
              Unrealized (loss) gain on marketable
                securities                            (17,020)          12,160
                                                     --------         --------

               Total comprehensive income            $187,560         $ 55,850
                                                     ========         ========

       The unrealized gain (loss) on marketable securities is net of income tax (credit) of $(10,000) and $7,140 for the three months ended March 31, 2003 and 2002, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note J - concluded:

       The components of accumulated other comprehensive income (loss) were as follows, in thousands:

                                                         MARCH 31,   DECEMBER 31,
                                                           2003          2002
                                                         --------    ------------
         Unrealized loss on marketable securities        $(44,360)     $(27,340)
         Minimum pension liability                        (57,900)      (57,900)
         Cumulative translation adjustments               102,320        63,540
                                                         --------      --------
           Accumulated other comprehensive income (loss) $     60      $(21,700)
                                                         ========      ========

       Unrealized loss on marketable securities is reported net of income tax credit of $26.1 million and $16.1 million at March 31, 2003 and December 31, 2002, respectively.

       The minimum pension liability is reported net of income tax credit of $34.0 million at both March 31, 2003 and December 31, 2002.

K. LITIGATION. The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

       In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. In addition, the court granted the plaintiffs' motion for attorneys' fees. Behr appealed the trial court judgment to the Court of Appeals of Washington. On September 13, 2002, the Court of Appeals issued its opinion, ruling in favor of plaintiffs on substantially all issues. The opinion was unexpected in light of the unprecedented and disproportionate extent of the default sanction ordered by the trial court and the belief by the Company and its outside legal counsel that the rulings by the trial court had errors that would be reversed by the appellate review. Following the trial court judgment in the Washington case, Behr and the Company were served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia, Canada and Ontario, Canada. The complaints allege that certain of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Trial courts in Washington and Illinois certified their cases as national class actions. A trial court in Oregon certified its case as a statewide class action. In addition, the Company has been advised that one state is conducting an investigation into the effectiveness of certain of these products.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note K - continued:

       Behr and attorneys representing class members agreed to a settlement of the nineteen-county Washington lawsuit (the "Washington Settlement"), to which the trial court granted preliminary approval on December 13, 2002. A fairness hearing was held on March 17, 2003, at which the trial court granted final approval to the Washington Settlement, awarded class counsel fees of $12.5 million and dismissed the Grays Harbor County, Washington case with prejudice. No class members objected to the terms of the Washington Settlement. The period to appeal final approval expired with no appeal being filed. Under the terms of the Washington Settlement, eligible class members who successfully complete the claims process will receive a cash award based on the product used, the type and square footage of wood surface and certain other allowances. The awards will be calculated using the damage formulas in the judgment entered by the trial court. The Company will pay cash awards to class members, the costs of notice to the class, the costs to administer the claims process and certain other expenses, up to an aggregate maximum of $55 million. In addition, the Company will pay the class counsel fees of $12.5 million awarded by the trial court. Based upon the sales volume of the related products during the class period, the damage formulas ordered by the trial court, the expected class size, the estimated number of claims that would be filed on a timely basis, the estimated average cost per claim, and the experience of the Company's legal counsel with class action settlements, the Company estimates that the total cost of the Washington Settlement will approximate the maximum, $67.5 million, excluding amounts that the Company has recovered or expects to recover from liability insurers and other third parties.

       The settlement of all other class actions pending in the U.S. (the "National Settlement") received preliminary court approval on October 29, 2002. A fairness hearing was held on March 6, 2003, at which the court heard arguments in support of the named plaintiffs' request for final approval of the settlement and arguments of 15 class members who filed objections to the settlement. On May 7, 2003, the court granted final approval to the National Settlement, awarded class counsel fees of $25 million and dismissed all cases pending in California with prejudice. Class members who objected to the settlement have the right to file an appeal within 60 days following entry of the judgment of final approval. Pursuant to the terms of the National Settlement, all other cases pending in the United States will be dismissed with prejudice upon expiration of the 60-day period if no appeal of the judgment of final approval is filed.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note K - continued:

       The National Settlement provides that eligible class members who successfully complete the claims process can elect to receive either a merchandise certificate for a discount on the purchase of Behr products, or a cash award based on the product used, the square footage of wood surface, proof of purchase, the interval of time between product application and the appearance of mildew, and the extent of mildew damage. The Company will pay a settlement amount of up to $107.5 million, which will include total cash payments to eligible class members, the cost of notice to the class, the cost to administer the claims process, and the face value of merchandise certificates issued to eligible claimants up to $7.5 million. If the aggregate face value of merchandise certificates issued exceeds $7.5 million, the excess will not be credited against the $107.5 million settlement amount but will be settled by issuance of additional merchandise certificates. The National Settlement also provides that the Company will pay class counsel fees awarded by the trial court, up to a maximum of $25 million. Based upon the sales volume of the related products during the class period, the expected class size, the estimated number of claims that would be filed on a timely basis, the estimated size and mix of claims (merchandise certificate versus cash), the estimated average cost per claim and the experience of the Company's legal counsel with class action settlements, the Company estimates that the cost of the National Settlement will range from $96 million to $136 million (including adjustments due to a $107.5 million limit), excluding amounts that the Company has recovered or expects to recover from liability insurers. This estimate includes costs (for notice and claims administration) of $5 to $6 million, the class counsel fees of $25 million, merchandise certificate costs ranging from $5 to $11 million, and cash awards ranging from $61 to $102 million.

       Management believes, based on the advice of outside counsel, that the National Settlement described above will be implemented without substantial changes, although there can be no assurance in that regard. The Company estimates that the combined cost of both settlements and the Company's additional legal costs (estimated at $2 million) will range from $166 million to $206 million. The Company concluded that no amount within that range is more likely than any other, and therefore reflected $166 million as a liability in the third quarter 2002 condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. Following court approval, the Company expects that payment of the settlements will commence in the third quarter of 2003 and will be completed by the first quarter of 2004.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note K - concluded:

       In February 2003, Behr and the insurers also reached agreement on funding the Washington Settlement, with terms similar to those of the funding agreement for the National Settlement. Subject to policy limits, the insurers will pay 80% of the notice costs, claims administration costs and attorney fees awarded to the plaintiffs, and a varying percentage of claims paid depending on the policy year of product application. The Company recorded income of $13.5 million in the first quarter of 2003 to reflect the insurers agreement to fund these costs. The amount of the insurers' contribution related to claims will not be reasonably estimable until the claims process is implemented following final court approval.


STOCK PRICE GUARANTEES. Stock price guarantees as of March 31, 2003 are summarized as follows, in thousands, except per share data:


 SHARES ISSUED                                          SETTLEMENT
----------------      MINIMUM       ADDITIONAL           OPTIONS(A)
 # OF      ISSUE    STOCK PRICE    GUARANTEE FOR    ------------------       MATURITY
SHARES     PRICE     GUARANTEE    EARNOUT TARGETS    SHARES       CASH         DATE
-------------------------------------------------------------------------------------
 1,712    $25.98       $26.29          $2.63            947   $ 17,634        6/30/03
11,631    $24.07       $27.52           ---           5,559    103,516    9/10/03-11/6/03
16,667    $25.21       $31.20           ---          11,261    209,671        7/31/04
 1,600    $30.00       $40.00           ---           1,837     34,208   12/31/04-4/30/05
------                                               ------  ---------

31,610                                               19,604   $365,029
======                                               ======   ========

       (A) Amounts are computed based on the March 31, 2003 stock price for Company common stock of $18.62. Shares contingently issuable under these agreements are included in the calculation of diluted earnings per common share.

       In the second quarter of 2003, the Company will pay, in cash, the stock price guarantee associated with approximately four million shares of Company common stock, not included in the above table. Based on the Company's stock price and exchange rates at the end of the first quarter 2003, the Company anticipates the payment to approximate $140 million. The share equivalent for this guarantee is not included in the calculation of diluted earnings per common share.

L. Subsequent event - In the second quarter of 2003, the Company completed the sale of its 42 percent equity interest in Emco Limited for cash proceeds of approximately $75 million. The sale will result in a pre-tax gain of approximately $5 million to the Company.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002

                              SALES AND OPERATIONS

       The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                                            PERCENT INCREASE
                                    THREE MONTHS ENDED      ----------------
                                        MARCH 31,                 2003
                                    ------------------             VS.
                                     2003        2002             2002
                                    ------------------            ----
NET SALES:
  Cabinets and Related Products     $  699      $  656              7%
  Plumbing Products                    613         464             32%
  Installation and Other
    Services                           542         390             39%
  Decorative Architectural
    Products                           360         359             --
  Other Specialty Products             284         231             23%
                                    ------      ------
  Total                             $2,498      $2,100             19%
                                    ======      ======

  North America                     $1,993      $1,795             11%
  International, principally
    Europe                             505         305             66%
                                    ------      ------
  Total                             $2,498      $2,100             19%
                                    ======      ======


                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ------------------
                                     2003        2002
                                    ------------------
OPERATING PROFIT MARGINS: (A)
  Cabinets and Related Products      12.0%       10.2%
  Plumbing Products                  13.7%       15.5%
  Installation and Other
    Services                         14.2%       16.4%
  Decorative Architectural
    Products                         17.2%       20.3%
  Other Specialty Products           15.1%       16.9%

  North America                      14.2%       15.4%
  International, principally
    Europe                           13.3%       12.5%
  Total                              14.0%       15.0%
  Operating profit margins,
    as reported                      12.6%       13.8%


(A) Before general corporate expense, net of $28 million, accelerated benefits related to the unexpected passing of the Company's President and Chief Operating Officer of $21 million and insurance income regarding the litigation settlement related to the Decorative Architectural Products segment of $13.5 million for the three months ended March 31, 2003. Before general corporate expense, net of $24 million for the three months ended March 31, 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

       Aided by acquisitions, net sales for the three months ended March 31, 2003 increased 19 percent from the comparable period in 2002. Excluding acquisitions and divestitures ($311.3 million for 2003 acquisitions and $11.2 million for 2002 divestitures), net sales for the three months ended March 31, 2003 increased 5 percent from the comparable period in 2002.

       Net sales of Cabinets and Related Products increased 7 percent in the first quarter of 2003 compared with 2002, primarily due to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers as well as a more favorable product mix.

       Net sales of Plumbing Products increased 32 percent in the first quarter of 2003 compared with 2002, primarily due to acquisitions.

       Net sales of Installation and Other Services increased 39 percent in the first quarter of 2003 compared with 2002, primarily due to acquisitions (principally the acquisition of Service Partners in September 2002), which more than offset the effect of adverse weather conditions in certain markets in the first quarter of 2003.

       Net sales of Decorative Architectural Products were comparable with the first quarter of 2002.

       Net sales of Other Specialty Products increased 23 percent in the first quarter of 2003 compared with 2002, primarily due to acquisitions as well as increased sales of vinyl windows.

       Net sales from North American and International operations for the first quarter of 2003 increased 11 percent and 66 percent, respectively, as compared with the first quarter of 2002, primarily due to acquisitions. In the first quarter of 2003, International sales continued to be positively affected by a weaker U.S. dollar, principally against the Euro, which increased International sales by approximately 20 percent.

                                OPERATING MARGINS

       The Company's gross profit margins decreased to 30.2 percent for the first quarter of 2003 from 30.8 percent for the comparable period in 2002. The decrease in gross profit margins reflects lower sales volume due to adverse weather conditions, increased energy costs which impacted material, freight and other operating costs, new product launch costs, plant start-up costs, as well as relatively higher International sales and sales in segments which have somewhat lower margins. Selling, general and administrative expenses as a percentage of sales were 18.1 percent for the first quarter of 2003 and 16.9 percent for the comparable period of the prior year. Selling, general and administrative expenses in the first quarter of 2003 include $21 million of accelerated benefit expense relating to the unexpected passing of the Company's President and Chief Operating Officer. Selling, general and administrative expense for the first quarter of 2003 also includes the effect of increased insurance, pension and promotional costs. Operating income in the first quarter of 2003 also benefited from $13.5 million of income regarding the Behr litigation settlement.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Operating profit margins for the Cabinets and Related Products segment for the first quarter of 2003 were 12.0 percent compared with 10.2 percent in 2002, and reflects the positive impact of higher sales volume as well as lower fixed costs resulting from plant closures in 2002. Operating profit margins for this segment in 2002 were negatively affected by costs related to a discontinued product line and incremental costs associated with plant closures in 2002.

       Operating profit margins for the Plumbing Products segment were 13.7 percent in the first quarter of 2003 compared with 15.5 percent in the first quarter of 2002, primarily due to a less favorable product mix, including relatively higher International sales, as well as increased energy costs.

       Operating profit margins for the Installation and Other Services segment were 14.2 percent in the first quarter of 2003 compared with 16.4 percent in the first quarter of 2002. The operating margin decline in this segment is primarily attributable to adverse weather conditions in certain markets, which reduced sales volume, as well as increased energy costs.

       Operating profit margins for the Decorative Architectural Products segment were 17.2 percent for the first quarter of 2003 compared with 20.3 percent in the first quarter of 2002. The margin decline is primarily attributed to increased material and energy costs as well as additional costs associated with the new in-store paint display centers and costs associated with a new product launch.

       Operating profit margins for the Other Specialty Products segment were
15.1 percent in the first quarter of 2003 compared with 16.9 percent in the first quarter of 2002. The margin decline is primarily attributed to plant start-up costs.

       The Company's operating profit margins, after general corporate expense, were 12.6 percent for the first quarter of 2003 as compared with 13.8 percent for the first quarter of 2002. The Company's operating profit margins decreased in the first quarter of 2003 as compared with the first quarter of 2002, due principally to a decrease in gross profit margin and an increase in selling, general and administrative expenses as a percent of sales as described above.

                           OTHER INCOME (EXPENSE), NET

       Other, net for the first quarter of 2003 includes $8.1 million of realized gains from the sale of marketable securities, dividend income of $7.1 million and $1.7 million of expense, net regarding other investments.

       Other, net for the first quarter of 2002 includes $13.1 million of realized losses, net from the sale of marketable securities, dividend income of $2.1 million and $3.3 million of income, net regarding other investments.

       Interest expense for the first quarter of 2003 increased $12.5 million to $67.6 million as compared with interest expense of $55.1 million in the first quarter of 2002 primarily due to increased fixed-rate borrowings in the last half of 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    NET INCOME AND EARNINGS PER COMMON SHARE

       Net income for the first quarter of 2003 was $165.8 million and diluted earnings per common share were $.32 compared with $.12 per common share for the comparable period of 2002 (including a $.19 non-cash goodwill impairment charge recognized as a cumulative effect of accounting change). The Company's effective tax rate for the three months ended March 31, 2003 was 34.8 percent, as compared with 34.0 percent for the same period in 2002. The Company estimates that its effective tax rate should approximate 35 percent for 2003.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 2.0 to 1 at both March 31, 2003 and December 31, 2002.

       For the three months ended March 31, 2003, cash of $100.7 million was provided by operating activities. Cash used for financing activities was $358.6 million, including $71.0 million for cash dividends paid, $213.9 million for the acquisition and retirement of Company common stock in open-market transactions and $47.4 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan. Cash used for investing activities was $65.9 million, including $78.0 million for capital expenditures and $51.7 million related to acquisitions. Cash provided by investing activities included $45.9 million for the net sales of marketable securities and other investments. The aggregate of the preceding items and the currency effect on cash of $5.7 million represents a net cash outflow of $318.1 million.

       In aggregate, the cost basis of the Company's portfolio of marketable securities and bond funds exceeded the market value by approximately $70 million at March 31, 2003. Included in the portfolio were four million shares of Furniture Brands International common stock, which comprised approximately $43 million of the difference between cost and market value. The Company received the four million shares of Furniture Brands International common stock as proceeds from the liquidation of Furnishings International, Inc. in the second quarter of 2002. At the end of April 2003, the cost basis of the portfolio exceeded the market value by approximately $28 million, of which Furniture Brands International common stock comprised $24 million.

       First quarter 2003 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable as compared with December 31, 2002.

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note K of the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OUTLOOK FOR THE COMPANY

       The Company continues to believe that, in the present uncertain economic environment, it is prudent to be conservative in forecasting for business planning purposes and to anticipate a possible slow-down in housing starts and continued moderation of consumer spending. The Company also expects that operating expenses for the year will increase, particularly for such items as energy, insurance and pension costs. The Company's favorable sales performance has continued early in the second quarter with April sales up nearly 20 percent and, based on current business trends, the Company continues to be guardedly optimistic and expects to achieve record sales and earnings for the year 2003.

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

       b.     Change in Internal Controls

              There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

       Information regarding this item is set forth in Note K to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEMS 2 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS:

                         12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                         99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

          (B)  REPORTS ON FORM 8-K:

                         Report on Form 8-K dated January 17, 2003, regarding an unsolicited below-market mini-tender offer.

                         Report on Form 8-K dated February 5, 2003, announcing the unexpected passing of the Company's President and Chief Operating Officer, Raymond F. Kennedy.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION
                                               -----------------

                                                  (Registrant)



DATE:   MAY 9, 2003                 BY: /s/ Timothy Wadhams
    ---------------------              ----------------------------------
                                          Timothy Wadhams
                                          Vice President and
                                           Chief Financial Officer

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



Date:  May 9, 2003                      By: /s/ Richard A. Manoogian
                                           ---------------------------
                                            Richard A. Manoogian
                                            Chief Executive Officer

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


Date:  May 9, 2003                      By: /s/ Timothy Wadhams
                                           ----------------------------
                                            Timothy Wadhams
                                            Vice President and
                                              Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  EXHIBIT


Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 99    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act