Form 10-Q
period 2003-06-30
MASCO CORP /DE/
filed 2003-08-07
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2003.  COMMISSION FILE NUMBER 1-5794

                               MASCO CORPORATION
------------------------------------------------------------------------------
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
                               YES   X    NO
                                   -----     -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).
                               YES   X    NO
                                   -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                      SHARES OUTSTANDING AT
            CLASS                                         JULY 31, 2003
            -----                                     ---------------------

COMMON STOCK, PAR VALUE $1 PER SHARE                        469,997,000

                                MASCO CORPORATION

                                      INDEX



                                                                PAGE NO.

Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets -
                     June 30, 2003 and December 31, 2002             1

                 Condensed Consolidated Statements of
                     Income for the Three Months and Six
                     Months Ended June 30, 2003 and 2002             2

                 Condensed Consolidated Statements of
                     Cash Flows for the Six Months Ended
                     June 30, 2003 and 2002                          3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-12

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      13-18

  Item 4.    Controls and Procedures                                18

Part II.    Other Information and Signature                      19-20

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       JUNE 30, 2003 AND DECEMBER 31, 2002
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            ------------------------

                                                    JUNE 30      DECEMBER 31
          ASSETS                                      2003           2002
          ------                                  -----------    -----------
Current assets:
     Cash and cash investments                    $   785,440    $ 1,066,570
     Accounts and notes receivable, net             1,775,960      1,546,360
     Prepaid expenses and other                       263,130        281,220
     Inventories:
          Raw material                                436,510        410,040
          Finished goods                              564,210        496,630
          Work in process                             161,130        148,950
                                                  -----------    -----------
                                                    1,161,850      1,055,620
                                                  -----------    -----------
               Total current assets                 3,986,380      3,949,770

Equity investments                                    ---             67,810
Property and equipment, net                         2,424,600      2,315,060
Goodwill, net                                       4,507,530      4,297,150
Other intangible assets, net                          348,290        353,870
Other assets                                        1,013,180      1,066,770
                                                  -----------    -----------
               Total assets                       $12,279,980    $12,050,430
                                                  ===========    ===========

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                $   809,050    $   321,180
     Accounts payable                                 676,520        541,590
     Accrued liabilities                            1,152,530      1,069,680
                                                  -----------    -----------
               Total current liabilities            2,638,100      1,932,450

Long-term debt                                      3,816,730      4,316,470
Deferred income taxes and other                       517,540        507,670
                                                  -----------    -----------
               Total liabilities                    6,972,370      6,756,590
                                                  -----------    -----------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
          --------------------
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2003 -- 20,000; 2002 -- 20,000                        20             20
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2003 -- 470,440,000; 2002 -- 488,890,000         470,440        488,890
Paid-in capital                                     1,803,690      2,207,080
Retained earnings                                   3,041,310      2,783,490
Accumulated other comprehensive income (loss)         175,690        (21,700)
Less:  Restricted stock awards, net                  (183,540)      (163,940)
                                                  -----------    -----------
               Total shareholders' equity           5,307,610      5,293,840
                                                  -----------    -----------
               Total liabilities and
                 shareholders' equity             $12,279,980    $12,050,430
                                                  ===========    ===========

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                              -------------------

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30                   JUNE 30
                                                          ----------------------    ----------------------
                                                             2003        2002          2003        2002
                                                          ----------  ----------    ----------  ----------

Net sales                                                 $2,787,650  $2,314,000    $5,285,950  $4,414,000
Cost of sales                                              1,934,360   1,549,650     3,678,900   3,003,700
                                                          ----------  ----------    ----------  ----------

      Gross profit                                           853,290     764,350     1,607,050   1,410,300

Selling, general and administrative
  expenses                                                   464,280     369,250       916,660     724,600
(Income) regarding litigation settlement                       ---         ---         (13,520)      ---
                                                          ----------  ----------    ----------  ----------

      Operating profit                                       389,010     395,100       703,910     685,700
                                                          ----------  ----------    ----------  ----------

Other income (expense), net:
   Interest expense                                          (67,460)    (54,200)     (135,060)   (109,300)
   Other, net                                                 33,840     (16,200)       46,390     (24,100)
                                                          ----------  ----------    ----------  ----------
                                                             (33,620)    (70,400)      (88,670)   (133,400)
                                                          ----------  ----------    ----------  ----------
      Income before income taxes, minority
        interest and cumulative effect of
        accounting change, net                               355,390     324,700       615,240     552,300

Income taxes                                                 123,700     110,400       214,100     187,800
                                                          ----------  ----------    ----------  ----------
      Income before minority interest and
        cumulative effect of accounting change,
        net                                                  231,690     214,300       401,140     364,500
      Minority interest                                        2,140       ---           5,790       ---
                                                          ----------  ----------    ----------  ----------
      Income before cumulative effect of
        accounting change, net                               229,550     214,300       395,350     364,500
      Cumulative effect of accounting change,
        net                                                    ---         ---           ---        92,400
                                                          ----------  ----------    ----------  ----------

      Net income                                          $  229,550  $  214,300    $  395,350  $  272,100
                                                          ==========  ==========    ==========  ==========

Earnings per common share:
      Basic:
        Income before cumulative effect of
          accounting change, net                               $ .48       $ .45         $ .81       $ .77
        Cumulative effect of accounting
          change, net                                            --          --            --         (.20)
                                                               -----       -----         -----       -----
            Net income                                         $ .48       $ .45         $ .81       $ .57
                                                               =====       =====         =====       =====
      Diluted:
        Income before cumulative effect of
          accounting change, net                               $ .46       $ .43         $ .79       $ .74
        Cumulative effect of accounting
          change, net                                            --          --            --         (.19)
                                                               -----       -----         -----       -----
            Net income                                         $ .46       $ .43         $ .79       $ .55
                                                               =====       =====         =====       =====

Cash dividends declared and paid per
  common share                                                 $ .14       $.135         $ .28       $ .27
                                                               =====       =====         =====       =====



            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                            ------------------------

                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                       2003           2002
                                                    ----------     ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                    $  516,060     $ 524,650
     (Increase) in receivables                        (180,990)     (253,380)
     (Increase) in inventories                         (75,720)      (42,640)
     Increase in accounts payable and accrued
       liabilities, net                                219,260       160,120
                                                    ----------     ---------

          Total cash from operating activities         478,610       388,750
                                                    ----------     ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                   10,190        63,360
     Payment of debt                                   (53,480)     (686,430)
     Issuance of 5.875% notes                            ---         490,770
     Issuance of Company common stock                    ---         598,340
     Purchase of Company common stock for:
       Retirement                                     (410,540)        ---
       Long-term stock incentive award plan            (48,100)      (29,000)
     Cash dividends paid                              (140,120)     (128,750)
                                                    ----------     ---------

          Total cash (for) from financing activities  (642,050)      308,290
                                                    ----------     ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                             (139,020)     (117,260)
     Purchases of marketable securities               (136,960)     (248,320)
     Purchases of other investments, net               (10,130)      (36,780)
     Proceeds from disposition of:
       Marketable securities                           286,720       154,950
       Business                                          ---          15,430
       Equity investment                                75,400         ---
     Acquisition of companies, net of cash acquired   (198,540)     (202,560)
     Decrease in long-term notes receivable             12,880        41,830
     Other, net                                        (37,140)      (15,590)
                                                    ----------     ---------

          Total cash (for) investing activities       (146,790)     (408,300)
                                                    ----------     ---------

Effect of foreign exchange rates on cash and
  cash investments                                      29,100        28,020
                                                    ----------     ---------

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the period               (281,130)      316,760
     At January 1                                    1,066,570       311,990
                                                    ----------     ---------

     At June 30                                     $  785,440     $ 628,750
                                                    ==========     =========


            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2003 and the results of operations for the three months and six months ended June 30, 2003 and 2002 and changes in cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements.

       Certain prior-year amounts have been reclassified to conform to the 2003 presentation in the condensed consolidated financial statements.

       STOCK OPTIONS AND AWARDS. The Company elected to change its method of accounting for stock-based compensation and implemented the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to SFAS No. 123," for determining stock-based compensation expense. In the second quarter of 2003, 528,000 option shares were awarded and the related expense of $.1 million was included in the Company's condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued stock options, in thousands, except per common share amounts:

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30              JUNE 30
                                         ------------------  ------------------
                                           2003      2002      2003      2002
                                         --------  --------  --------  --------
       Net income, as reported           $229,550  $214,300  $395,350  $272,100
       Add:
         Stock-based employee
           compensation (stock awards
           and options) expense included
           in reported net income,
           net of related tax effects       7,200     5,000    22,200    10,100
       Deduct:
         Stock-based employee
           compensation (stock
           awards and options) expense,
           net of related tax effects      (7,200)   (5,000)  (22,200)  (10,100)
         Stock-based employee
           compensation expense
           determined under the fair
           value based method for
           stock options issued prior
           to January 1, 2003, net of
           related tax effects             (3,300)   (5,000)   (6,500)   (8,900)
                                         --------  --------  --------  --------
       Pro forma net income              $226,250  $209,300  $388,850  $263,200
                                         ========  ========  ========  ========

       Earnings per common share:
         Basic as reported                   $.48      $.45      $.81      $.57
         Basic pro forma                     $.47      $.44      $.80      $.56

         Diluted as reported                 $.46      $.43      $.79      $.55
         Diluted pro forma                   $.45      $.42      $.77      $.53

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2003, by segment, are as follows, in thousands:

                                    BALANCE                                  BALANCE
                               DECEMBER 31, 2002  ADDITIONS(A)  OTHER(B)  JUNE 30, 2003
                               -----------------  ------------  --------  -------------
       Cabinets and Related
         Products                 $  586,380       $ 93,530     $ 26,920    $  706,830
       Plumbing Products             441,810          6,340       25,930       474,080
       Installation and Other
         Services                  1,693,170          7,480      (10,940)    1,689,710
       Decorative Architectural
         Products                    428,500             60        2,570       431,130
       Other Specialty Products    1,147,290         39,080       19,410     1,205,780
                                  ----------       --------     --------    ----------
         Total                    $4,297,150       $146,490     $ 63,890    $4,507,530
                                  ==========       ========     ========    ==========


       (A) Additions principally include 2003 acquisitions and the recording of approximately $106 million of additional contingent consideration for prior purchase acquisitions.
       (B) Other changes to the carrying amount of goodwill principally include foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations.

       Other indefinite-lived intangible assets include registered trademarks of $251.7 million at June 30, 2003. The carrying value of the Company's definite-lived intangible assets is $96.6 million at June 30, 2003 (net of accumulated amortization of $58.3 million) and principally includes customer relationships and non-compete agreements.

C. Depreciation and amortization expense is $117 million and $107 million for the six months ended June 30, 2003 and 2002, respectively.

D. The Company owns 64 percent of Hansgrohe AG. The minority interest of $57 million and $47 million at June 30, 2003 and December 31, 2002, respectively, is recorded in the balance sheet caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

E. In the first six months of 2003, the Company acquired PowerShot Tool Company, Inc. (Other Specialty Products segment) and several relatively small installation service companies (Installation and Other Services segment). PowerShot Tool Company is a manufacturer of fastening products, including staple guns, glue guns, hammer tackers and riveting products, headquartered in New Jersey. The results of these acquisitions are included in the condensed consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these acquisitions was $52 million, and included cash of $48 million and debt of $4 million. The Company also paid an additional $151 million of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments, in the first six months of 2003, relating to previously acquired companies.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

F. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30              JUNE 30
                                      ------------------    ------------------
                                        2003      2002        2003      2002
                                      --------  --------    --------  --------
      Numerator (basic and diluted):
         Income before cumulative
           effect of accounting
           change, net                $229,550  $214,300    $395,350  $364,500
         Cumulative effect of
           accounting change, net        ---       ---         ---      92,400
                                      --------  --------    --------  --------
         Net income as reported       $229,550  $214,300    $395,350  $272,100
                                      ========  ========    ========  ========

      Denominator:
         Basic common shares (based
           on weighted average)        481,800   479,200     486,700   473,200
         Add:
           Contingent common shares     15,100    16,100      14,800    15,900
           Stock option dilution         1,600     3,200       1,000     3,400
                                      --------  --------    --------  --------
         Diluted common shares         498,500   498,500     502,500   492,500
                                      ========  ========    ========  ========

       Income per common share amounts for the first two quarters of 2003 do not total to the per common share amounts for the six months ended June 30, 2003 due to the timing of stock repurchases and the effect of contingently issuable shares.

       For both the three months and six months ended June 30, 2003 and 2002, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at June 30, 2003 and 2002, they were not convertible according to their terms.

       Additionally, 4.1 million and 7.7 million common shares for the three months and six months ended June 30, 2003, respectively, and 2.7 million common shares for both the three months and six months ended June 30, 2002 related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price was greater than the Company's average common stock price for these periods.

G. The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other assets are the following financial investments, in thousands:

                                                       JUNE 30     DECEMBER 31
                                                         2003          2002
                                                       --------    -----------
         Marketable equity securities                  $235,210      $216,400
         Bond funds                                     117,740       229,930
         Private equity funds                           358,280       345,650
         Metaldyne Corporation                           71,160        67,780
         TriMas Corporation                              25,000        25,000
         Other investments                                9,030         8,890
                                                       --------      --------
           Total                                       $816,420      $893,650
                                                       ========      ========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note G - concluded:

       The Company's investments in marketable equity securities and bond funds at June 30, 2003 and December 31, 2002 are as follows, in thousands:

                                                        PRE-TAX
                                                 ---------------------
                                                 UNREALIZED UNREALIZED  RECORDED
                                      COST BASIS   GAINS      LOSSES     BASIS
                                      ---------- ---------- ----------  --------
       JUNE 30, 2003
       Marketable equity securities    $252,000    $8,730    $(25,520)  $235,210
       Bond funds                      $110,090    $7,670    $    (20)  $117,740

       DECEMBER 31, 2002
       Marketable equity securities    $264,160    $2,210    $(49,970)  $216,400
       Bond funds                      $225,560    $4,600    $   (230)  $229,930

       Income (loss) from financial investments is included in other, net within other income (expense), net, and is summarized as follows, in thousands:

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30                  JUNE 30
                                 -------------------      -------------------
                                   2003       2002          2003       2002
                                 --------   --------      --------   --------
       Realized gains from
         marketable securities   $ 18,420   $  1,020      $ 26,560   $  5,940
       Realized losses from
         marketable securities     (9,770)   (16,700)       (9,770)   (34,730)
       Dividend income from
         marketable securities      4,340        340         9,460      1,290
       Income (expense) from
         other investments, net     4,310       (330)        2,600      2,960
       Dividend income from
         other investments          1,750        300         3,750      1,470
                                 --------   --------      --------   --------
           Income (loss) from
             financial
             investments         $ 19,050   $(15,370)     $ 32,600   $(23,070)
                                 ========   ========      ========   ========

  H. Other, net, which is included in other income (expense), net, includes the following, in thousands:

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30                  JUNE 30
                                 -------------------      -------------------
                                   2003       2002          2003       2002
                                 --------   --------      --------   --------
       Equity earnings           $  ---     $  5,400      $    490   $  7,280
       Income from cash and
         cash investments           2,410      1,100         4,930      1,940
       Other interest income        1,120        600         2,980      1,480
       Income (loss) from
         financial investments     19,050    (15,370)       32,600    (23,070)
       Gain from sale of equity
         investment                 4,840      ---           4,840      ---
       Other items, net             6,420     (7,930)          550    (11,730)
                                 --------   --------      --------   --------
                                 $ 33,840   $(16,200)     $ 46,390   $(24,100)
                                 ========   ========      ========   ========

       In the second quarter of 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited for cash proceeds of approximately $75 million. The sale resulted in a pre-tax gain of $4.8 million.

                               MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

I. The following table presents information about the Company by segment and geographic area, in millions:

                                              THREE MONTHS ENDED JUNE 30                SIX MONTHS ENDED JUNE 30
                                         ------------------------------------     ------------------------------------
                                           2003     2002      2003      2002        2003     2002      2003     2002
                                         ------------------------------------     ------------------------------------
                                           NET SALES (1)  OPERATING PROFIT(2)       NET SALES (1)  OPERATING PROFIT(3)
                                         ------------------------------------     ------------------------------------
The Company's operations by
  segment were(4):
   Cabinets and Related Products         $  743    $  682    $  113    $  100     $1,442    $1,338    $  197    $  167
   Plumbing Products                        666       509        93        87      1,279       973       177       159
   Installation and Other Services          585       398        88        71      1,127       788       165       135
   Decorative Architectural Products        469       440        62       105        829       799       124       178
   Other Specialty Products                 325       285        57        56        609       516       100        95
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $2,788    $2,314    $  413    $  419     $5,286    $4,414    $  763    $  734
                                         ======    ======    ======    ======     ======    ======    ======    ======

The Company's operations by
  geographic area were:
   North America                         $2,262    $1,973    $  379    $  373     $4,255    $3,768    $  662    $  650
   International, principally Europe        526       341        34        46      1,031       646       101        84
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $2,788    $2,314       413       419     $5,286    $4,414       763       734
                                         ======    ======                         ======    ======

General corporate expense, net                                  (29)      (24)                           (57)      (48)
Income (expense) related to
  accelerated benefits (3)                                        5       --                             (16)      --
Income regarding litigation settlement (5)                      --        --                              14       --
                                                             ------    ------                         ------    ------
Operating profit                                                389       395                            704       686
Other income (expense), net                                     (34)      (70)                           (89)     (134)
                                                             ------    ------                         ------    ------
Income before income taxes, minority
  interest and cumulative effect of
  accounting change, net                                     $  355    $  325                         $  615    $  552
                                                             ======    ======                         ======    ======


(1)    Intra-segment sales were not material.
(2) In the second quarter of 2003, the Company recorded a non-cash pre-tax charge of approximately $23 million, related to a business system failure at a European business unit in the Decorative Architectural Products segment. The charge resulted from system failures at the unit and the unit management's inadequate response to these failures during efforts to convert to a new business system in 2001 and 2002. The failures primarily impacted accurate recognition of cost of sales associated with over 20,000 SKU's at the business unit with a corresponding misstatement of certain balance sheet accounts.
(3) Due to the unexpected passing of the Company's President and Chief Operating Officer, certain benefits were accelerated and expensed in the first quarter of 2003. A portion of the benefit liability (related to an investment in the Company's common stock) fluctuates based on the market price of Company common stock. In the second quarter of 2003, the Company recognized income relating to this liability as the obligation is marked to market, based on the Company's stock price, at the end of each reporting period.
(4) Assets in the Cabinets and Related Products segment increased by $180 million in the first six months of 2003, primarily due to contingent consideration payments.
(5) The Company recorded income of $13.5 million in the first quarter of 2003 regarding the litigation discussed in Note L related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J.     The Company's total comprehensive income is as follows, in thousands:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30             JUNE 30
                                       ------------------   ------------------
                                         2003      2002       2003      2002
                                       --------  --------   --------  --------
       Net income                      $229,550  $214,300   $395,350  $272,100
       Other comprehensive income
         (loss):
         Cumulative translation
           adjustments                  137,040   155,960    175,820   141,850
         Unrealized gain (loss) on
           marketable securities         38,590    (6,870)    21,570     5,290
                                       --------  --------   --------  --------

       Total comprehensive income      $405,180  $363,390   $592,740  $419,240
                                       ========  ========   ========  ========

       The unrealized gain (loss) on marketable securities is net of income tax (credit) of $22.7 million and $12.7 million for the three months and six months ended June 30, 2003, respectively, and $(4.0) million and $3.1 million for the three months and six months ended June 30, 2002, respectively.

       The components of accumulated other comprehensive income (loss) are as follows, in thousands:

                                                         JUNE 30     DECEMBER 31
                                                           2003          2002
                                                         --------    -----------
         Unrealized loss on marketable securities, net   $ (5,770)     $(27,340)
         Minimum pension liability                        (57,900)      (57,900)
         Cumulative translation adjustments               239,360        63,540
                                                         --------      --------
           Accumulated other comprehensive income (loss) $175,690      $(21,700)
                                                         ========      ========

       Unrealized loss on marketable securities is reported net of income tax credit of $3.4 million and $16.1 million at June 30, 2003 and December 31, 2002, respectively.

       The minimum pension liability is reported net of income tax credit of $34.0 million at both June 30, 2003 and December 31, 2002.

K. In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which, among other things, requires an issuer of certain financial instruments to classify those financial instruments as liabilities in the issuers' balance sheet. The adoption of SFAS No. 150 is required for financial instruments entered into or modified subsequent to May 31, 2003, and for other financial instruments, the interim period beginning subsequent to June 15, 2003. The adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

L. The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

       In May 1998, a civil suit was filed in the Grays Harbor County, Washington Superior Court against Behr Process Corporation, a subsidiary of the Company. The case involves four exterior wood coating products, which represent a relatively small part of Behr's total sales. The plaintiffs allege, among other things, that after applying these products, the wood surfaces suffered excessive mildewing in the very humid climate of western Washington. The trial court certified the case as a class action, including all purchasers of the products who reside in nineteen counties in western Washington. Behr denies the allegations. In May 2000, the court entered a default against Behr as a discovery sanction. Thereafter, the jury returned a verdict awarding damages to the named plaintiffs. The damages awarded for the eight homeowner claims (excluding one award to the owners of a vacation resort) ranged individually from $14,500 to $38,000. The awards were calculated using a formula based on the product used, the nature and square footage of wood surface and certain other allowances. In addition, the court granted the plaintiffs' motion for attorneys' fees. Behr appealed the trial court judgment to the Court of Appeals of Washington. On September 13, 2002, the Court of Appeals issued its opinion, ruling in favor of plaintiffs on substantially all issues. The opinion was unexpected in light of the unprecedented and disproportionate extent of the default sanction ordered by the trial court and the belief by the Company and its outside legal counsel that the rulings by the trial court had errors that would be reversed by the appellate review. Following the trial court judgment in the Washington case, Behr and the Company were served with 21 complaints filed by consumers in state courts in Alabama, Alaska, California, Illinois, New Jersey, New York, Oregon, and Washington, and in British Columbia, Canada and Ontario, Canada. The complaints allege that certain of Behr's exterior wood coating products fail to perform as warranted, resulting in damage to the plaintiffs' wood surfaces. Trial courts in Washington and Illinois certified their cases as national class actions. A trial court in Oregon certified its case as a statewide class action. In addition, the Company has been advised that one additional state is conducting an investigation into the effectiveness of certain of these products.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note L - continued:

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

       Fourteen class members who objected to the National Settlement have filed notices of appeal of the judgment of final approval. Pursuant to the terms of the National Settlement, implementation of the claims process will not begin until all appeals are resolved. All other cases pending in the United States will be dismissed with prejudice following resolution of the appeals. The appeals of the National Settlement do not affect the Washington Settlement, which is currently being implemented.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note L - concluded:

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

M. Stock price guarantees as of June 30, 2003 are summarized as follows, in thousands, except per share data:


 SHARES ISSUED                                 SETTLEMENT
--------------    MINIMUM     ADDITIONAL       OPTIONS(A)
 # OF    ISSUE  STOCK PRICE  GUARANTEE FOR   ---------------     MATURITY
SHARES   PRICE   GUARANTEE  EARNOUT TARGETS  SHARES     CASH       DATE
-----------------------------------------------------------------------------
 1,712  $25.98     $26.29        $2.63          335 $  8,098      6/30/03
11,631  $24.07     $27.52         ---         1,601   38,731  9/10/03-11/6/03
16,667  $25.21     $31.20         ---         4,830  116,836      7/31/04
 1,600  $30.00     $40.00         ---         1,046   25,296 12/31/04-4/30/05
------                                        --------------

31,610                                        7,812 $188,961
======                                        ===== ========

       (A) Amounts are computed based on the ten-day average of the high and low Company common stock prices ending June 30, 2003 of $24.19. Shares contingently issuable under these agreements are included in the calculation of diluted earnings per common share.

       In the second quarter of 2003, the Company paid, in cash, the stock price guarantee associated with approximately four million shares of Company common stock and an additional stock price guarantee for the achievement of earnout targets, not included in the above table. The payments approximated $140 million in aggregate.

       In July 2003, the Company paid, in cash, the stock price guarantee associated with 1,712,000 shares of Company common stock, included in the table above. The payment approximated $4 million.

N. Subsequent Event -- In July 2003, the Company announced that a letter of intent was signed for the sale of the Company's Baldwin Hardware and Weiser Lock businesses. Baldwin and Weiser had combined 2002 net sales of approximately $250 million and manufacture and distribute a wide range of architectural and decorative products, including builders' hardware and locksets. The transaction is expected to close late in 2003 and is subject to final negotiation of a definitive purchase agreement, necessary regulatory clearances and approval from the Boards of Directors of both companies. The Company expects to realize a gain on this transaction.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2003 AND THE FIRST SIX MONTHS 2003 VERSUS
SECOND QUARTER 2002 AND THE FIRST SIX MONTHS 2002

                       SALES AND OPERATING PROFIT MARGINS

       The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                          THREE MONTHS ENDED
                                               JUNE 30            PERCENT INCREASE
                                          ------------------      ----------------
                                           2003        2002        2003  VS. 2002
                                          ------------------       --------------
NET SALES:
  Cabinets and Related Products           $  743      $  682              9%
  Plumbing Products                          666         509             31%
  Installation and Other Services            585         398             47%
  Decorative Architectural Products          469         440              7%
  Other Specialty Products                   325         285             14%
                                          ------      ------
      Total                               $2,788      $2,314             20%
                                          ======      ======

  North America                           $2,262      $1,973             15%
  International, principally Europe          526         341             54%
                                          ------      ------
      Total                               $2,788      $2,314             20%
                                          ======      ======

                                           SIX MONTHS ENDED
                                               JUNE 30
                                          ------------------
                                           2003        2002
                                          ------------------
NET SALES:
  Cabinets and Related Products           $1,442      $1,338              8%
  Plumbing Products                        1,279         973             31%
  Installation and Other Services          1,127         788             43%
  Decorative Architectural Products          829         799              4%
  Other Specialty Products                   609         516             18%
                                          ------      ------
      Total                               $5,286      $4,414             20%
                                          ======      ======

  North America                           $4,255      $3,768             13%
  International, principally Europe        1,031         646             60%
                                          ------      ------
      Total                               $5,286      $4,414             20%
                                          ======      ======

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30                  JUNE 30
                                          ------------------       ------------------
                                           2003        2002         2003        2002
                                          ------------------       ------------------
OPERATING PROFIT MARGIN: (A)
  Cabinets and Related Products            15.2%       14.7%        13.7%       12.5%
  Plumbing Products                        14.0%       17.1%        13.8%       16.3%
  Installation and Other Services          15.0%       17.8%        14.6%       17.1%
  Decorative Architectural Products        13.2%       23.9%        15.0%       22.3%
  Other Specialty Products                 17.5%       19.6%        16.4%       18.4%

  North America                            16.8%       18.9%        15.6%       17.3%
  International, principally Europe         6.5%       13.5%         9.8%       13.0%
      Total                                14.8%       18.1%        14.4%       16.6%

Total operating profit margin,
  as reported                              14.0%       17.1%        13.3%       15.5%


       (A) Before general corporate expense of $29 million and $57 million for the three-month and six-month periods ended June 30, 2003, respectively, accelerated benefit (income) expense related to the unexpected passing of the Company's President and Chief Operating Officer of $(5) million and $16 million for the three-month and six-month periods ended June 30, 2003, respectively, and insurance income regarding the litigation settlement related to the Decorative Architectural Products segment of $13.5 million for the six months ended June 30, 2003. Before general corporate expense of $24 million and $48 million for the three-month and six-month periods ended June 30, 2002, respectively.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    NET SALES

       Aided by acquisitions, net sales for both the three-month and six-month periods ended June 30, 2003 increased 20 percent from the comparable periods in 2002. Excluding acquisitions and divestitures, net sales for the three-month and six-month periods ended June 30, 2003 increased 7 percent and 6 percent, respectively, from the comparable periods in 2002. The following table reconciles reported net sales to net sales, excluding acquisitions and divestitures, in thousands:

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30                 JUNE 30
                                ----------------------   ----------------------
                                   2003        2002         2003        2002
                                ----------  ----------   ----------  ----------
       Net sales,
         as reported            $2,787,650  $2,314,000   $5,285,950  $4,414,000
        - Acquisitions            (333,900)    (20,200)    (644,800)    (20,200)
        - Divestitures               ---          (900)       ---       (12,100)
                                ----------  ----------   ----------  ----------

       Net sales,
         excluding acquisitions
         and divestitures       $2,453,750  $2,292,900   $4,641,150  $4,381,700
                                ==========  ==========   ==========  ==========

       Net sales of Cabinets and Related Products increased 9 percent and 8 percent, respectively, in the three-month and six-month periods ended June 30, 2003 compared with the same periods in 2002, primarily due to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new construction market in the United States, as well as a more favorable product mix.

       Net sales of Plumbing Products increased 31 percent in both the three-month and six-month periods ended June 30, 2003 compared with the same periods in 2002, primarily due to acquisitions.

        Net sales of Installation and Other Services increased 47 percent and 43 percent, respectively, in the three-month and six-month periods ended June 30, 2003 compared with the same periods in 2002, primarily due to acquisitions (principally the acquisition of Service Partners in September 2002). Net sales in this segment were negatively affected by adverse weather conditions in certain markets in 2003.

       Net sales of Decorative Architectural Products increased 7 percent and 4 percent, respectively, in the three-month and six-month periods ended June 30, 2003 compared with the same periods of 2002, primarily due to increased sales of paints and stains.

       Net sales of Other Specialty Products increased 14 percent and 18 percent, respectively, in the three-month and six-month periods ended June 30, 2003 compared with the same periods of 2002, primarily due to acquisitions as well as increased sales of vinyl windows.

       Net sales from North American operations for the three-month and six-month periods ended June 30, 2003 increased 15 percent and 13 percent, respectively, as compared with the same periods of 2002, primarily due to acquisitions as well as increased sales volume of assembled cabinets, installed sales of non-insulation products, paints and stains and vinyl windows. Net sales from International operations for the three-month and six-month periods ended June 30, 2003 increased 54 percent and 60 percent, respectively, as compared with the same periods of 2002, primarily due to acquisitions and a weaker U.S. dollar, principally against the Euro, which increased International sales by approximately 20 percent for both periods in 2003.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OPERATING MARGINS

       The Company's gross profit margins decreased to 30.6 percent and 30.4 percent, respectively, for the three-month and six-month periods ended June 30, 2003 from 33.0 percent and 32.0 percent, respectively, for the comparable periods in 2002. The decrease in gross profit margins reflects lower sales volume due to adverse weather conditions, relatively higher International sales (which have lower margins), increased sales in segments which have somewhat lower margins, new product launch costs, plant start-up costs, as well as increased energy costs which impacted material, freight and other operating costs. In addition, operating results were reduced by a $23 million non-cash pre-tax charge, discussed below, relating to a business system failure at a European business unit in the Decorative Architectural Products segment.

       Selling, general and administrative expenses as a percentage of sales were 16.7 percent and 17.3 percent, respectively, for the three-month and six-month periods ended June 30, 2003 and 16.0 percent and 16.4 percent, respectively, for the comparable periods of the prior year. Selling, general and administrative expenses in the three-month and six-month periods ended June 30, 2003 include $(5) million and $16 million, respectively, of accelerated benefit (income) expense relating to the unexpected passing of the Company's President and Chief Operating Officer. Selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2003 include the effect of increased insurance, pension and promotional costs.

       Operating profit for the three-month and six-month periods ended June 30, 2003 includes the effect of recently acquired companies which have lower margins than the Company average. Operating profit in the six-month period ended June 30, 2003 also benefited from $13.5 million of income regarding the Behr litigation settlement.

       Operating profit margins for the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2003 were 15.2 percent and 13.7 percent, respectively, compared with 14.7 percent and 12.5 percent for the same periods in 2002, and reflect the positive impact of higher sales volume as well as lower fixed costs resulting from plant closures in 2002. Operating profit margins for this segment in 2002 were negatively affected by costs related to a discontinued product line and incremental costs associated with plant closures in 2002.

       Operating profit margins for the Plumbing Products segment were 14.0 percent and 13.8 percent, respectively, for the three-month and six-month periods ended June 30, 2003 compared with 17.1 percent and 16.3 percent for the same periods of 2002, primarily due to a less favorable product mix, including relatively higher International sales, as well as increased material and energy costs. Operating profit margins in this segment also include the effect of a recently acquired company which has lower margins than the segment average.

       Operating profit margins for the Installation and Other Services segment were 15.0 percent and 14.6 percent, respectively, for the three-month and six-month periods ended June 30, 2003 compared with 17.8 percent and 17.1 percent for the same periods of 2002. The operating margin decline in this segment is primarily attributable to increases in lower-margin sales of non-insulation installed products as well as increased energy costs and adverse weather conditions in certain markets, which reduced sales volume in the first half of 2003.

       Operating profit margins for the Decorative Architectural Products segment were 13.2 percent and 15.0 percent, respectively, for the three-month and six-month periods ended June 30, 2003 compared with 23.9 percent and 22.3 percent for the same periods of 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       In the second quarter of 2003, the Company recorded a non-cash pre-tax charge which reduced operating profit by approximately $23 million ($.03 per common share, after tax) with respect to a European business unit in the Decorative Architectural Products segment. The charge resulted from business system failures at the unit during efforts to convert to a new business system in 2001 and 2002 and the unit management's inadequate response to the problem. The failures primarily impacted the accurate recognition of cost of sales for the operation's more than 20,000 SKU's of product manufactured and supplied by its subsidiaries and third parties in Asia, with a corresponding misstatement of certain balance sheet accounts. The Company has implemented corrective action to prevent this situation from occurring at the unit in the future, including replacement of members of the unit's senior management. While this unit remains profitable, nevertheless the Company is continuing to analyze the business unit's profitability and cash flow prospects to determine if any impairment of assets exist, including goodwill (approximately $96 million at June 30, 2003). The Company is also continuing its review to determine if further corrective action is warranted with respect to systems implementations and related internal controls.

       In addition, the margin decline in the Decorative Architectural Products segment was also impacted by increased material and energy costs as well as increased advertising costs, including additional costs associated with the new in-store paint display centers and costs associated with a new product launch.

       Operating profit margins for the Other Specialty Products segment were
17.5 percent and 16.4 percent, respectively, for the three-month and six-month periods ended June 30, 2003 compared with 19.6 percent and 18.4 percent for the same periods of 2002. The margin decline is primarily attributable to increased material and promotion costs as well as plant start-up costs.

       The Company's operating profit margins, after general corporate expense, were 14.0 percent and 13.3 percent, respectively, for the three-month and six-month periods ended June 30, 2003 as compared with 17.1 percent and 15.5 percent for the same periods of 2002. The Company's operating profit margins decreased for the three-month and six-month periods ended June 30, 2003 as compared with the same periods of 2002, due principally to the reasons discussed above.

                           OTHER INCOME (EXPENSE), NET

       Other, net for the three-month and six-month periods ended June 30, 2003 includes $8.7 million and $16.8 million, respectively, of realized gains, net from the sale of marketable securities, dividend income of $6.1 million and $13.2 million, respectively, and $4.3 million and $2.6 million, respectively, of income, net regarding other investments. Other, net for the three-month and six-month periods ended June 30, 2003 also includes $4.8 million of gains from the sale of the Company's equity investment in Emco Limited.

       Other, net for the three-month and six-month periods ended June 30, 2002 includes $15.7 million and $28.8 million, respectively, of realized losses, net from the sale of marketable securities, dividend income of $.6 million and $2.8 million, respectively, and $(.3) million and $2.9 million, respectively, of (expense) income, net regarding other investments.

       Interest expense for the three-month and six-month periods ended June 30, 2003 increased $13.3 million and $25.8 million, respectively, to $67.5 million and $135.1 million, compared with interest expense of $54.2 million and $109.3 million, respectively, for the same periods of 2002 primarily due to increased fixed-rate borrowings in the last half of 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    NET INCOME AND EARNINGS PER COMMON SHARE

       Net income for the three-month and six-month periods ended June 30, 2003 was $229.6 million and $395.4 million, respectively, and diluted earnings per common share were $.46 and $.79, respectively, compared with $.43 and $.55 per common share for the comparable periods of 2002 (including a $.19 non-cash goodwill impairment charge recognized as a cumulative effect of accounting change in the first quarter of 2002). The Company's effective tax rate for both the three-month and six-month periods ended June 30, 2003 was 34.8 percent, as compared with 34.0 percent for the same periods in 2002. The Company estimates that its effective tax rate should approximate 35 percent for 2003.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 1.5 to 1 at June 30, 2003 and 2.0 to 1 at December 31, 2002. The decline is the result of the reclassification of $500 million of debt due May 3, 2004 to current notes payable from long-term debt in the second quarter of 2003.

       For the six months ended June 30, 2003, cash of $478.6 million was provided by operating activities. Cash used for financing activities was $642.0 million, including primarily $140.1 million for cash dividends paid, $410.5 million for the acquisition and retirement of Company common stock in open-market transactions and $48.1 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan. Cash used for investing activities was $146.8 million, including primarily $139.0 million for capital expenditures and $198.5 million related to acquisitions including contingent consideration (earnouts and share price guarantees) and other purchase price adjustments. Cash provided by investing activities included primarily $139.6 million from the net sales of marketable securities and other investments and $75.4 million from the sale of the equity investment in Emco. The aggregate of the preceding items and the foreign currency effect on cash of $29.1 million represents a net cash outflow of $281.1 million.

       In aggregate, the cost basis of the Company's portfolio of marketable equity securities and bond funds exceeded the market value by approximately $9 million at June 30, 2003. Included in the portfolio were four million shares of Furniture Brands International common stock, with cost exceeding market value by approximately $17 million at June 30, 2003. The Company received the Furniture Brands International common stock as proceeds from the liquidation of Furnishings International Inc. in the second quarter of 2002.

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note L of the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to certain of Behr's exterior wood coating products.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OUTLOOK FOR THE COMPANY

       The Company continues to believe that, in the present uncertain economic environment, it is prudent to be conservative in forecasting for business planning purposes and to anticipate a possible slow-down in housing starts and continued moderation of consumer spending. The Company also expects that operating expenses for the year will increase, particularly for such items as energy, insurance and pension costs. However, the Company's favorable sales performance has continued early in the third quarter with July sales up nearly 18 percent and, based on current business trends, the Company continues to be guardedly optimistic and expects to achieve record sales and earnings for 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based upon that evaluation:

       a. they have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) are designed to be and are adequate to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission; and

       b. they have identified no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Reference is made in this regard to the discussion in Management's Discussion and Analysis regarding a European business unit in the Decorative Architectural Products segment, although such officers do not believe the matters described in that discussion are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

       Information regarding this item is set forth in Note L to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders was held on May 14, 2003 at which the stockholders voted upon the election of three nominees for Class III Directors and ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2003. The following is a tabulation of the votes.

ELECTION OF CLASS III DIRECTORS:

                                        For                      Withheld
                                        ---                      --------
Thomas G. Denomme                   408,556,741                  6,889,059
Richard A. Manoogian                404,657,159                 10,788,641
Mary Ann Van Lokeren                409,704,385                  5,741,415

APPROVAL OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR 2003:

                                                             Abstentions and
            For                        Against               Broker Non-Votes
            ---                        -------               ----------------
        405,022,422                   7,731,379                  2,691,999


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               12  - Computation of Ratio of Earnings to Combined Fixed
                     Charges and Preferred Stock Dividends

               31a - Certification by Chief Executive Officer

               31b - Certification by Chief Financial Officer

               32  - Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act

          (b)  REPORTS ON FORM 8-K:

                   Report on Form 8-K dated April 8, 2003, announcing the appointment of Alan Barry as the Company's President and Chief Operating Officer.

                   Report on Form 8-K dated May 6, 2003, furnishing the Company's first quarter of 2003 press release and supplemental information. (Furnished, not filed.)

                   Report on Form 8-K dated June 19, 2003, furnishing the Company's press release confirming the Company's previous earnings guidance. (Furnished, not filed.)

                           PART II. OTHER INFORMATION

                                MASCO CORPORATION


                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MASCO CORPORATION

                                                        (Registrant)



DATE:   AUGUST 7, 2003                BY: /s/ Timothy Wadhams
      -------------------                 ------------------------------------
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

                                MASCO CORPORATION

                                  EXHIBIT INDEX



  EXHIBIT
  -------

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a   Certification of Chief Executive Officer

Exhibit 31b   Certification of Chief Financial Officer

Exhibit 32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act