Form 10-Q
period 2003-09-30
MASCO CORP /DE/
filed 2003-11-06
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2003. COMMISSION FILE NUMBER 1-5794

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

                                YES X   NO
                                   ---    ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

                                YES X   NO
                                   ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.



                                                    SHARES OUTSTANDING AT
            CLASS                                     NOVEMBER 1, 2003
            -----                                   ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                    463,152,000

                                MASCO CORPORATION

                                      INDEX



                                                                  PAGE NO.

Part I.     Financial Information

  Item 1.    Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets -
                     September 30, 2003 and December 31, 2002          1

                 Condensed Consolidated Statements of
                     Income for the Three Months and Nine
                     Months Ended September 30, 2003 and 2002          2

                 Condensed Consolidated Statements of
                     Cash Flows for the Nine Months Ended
                     September 30, 2003 and 2002                       3

                 Notes to Condensed Consolidated
                     Financial Statements                           4-15

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        16-23

  Item 4.    Disclosure Controls and Procedures                       23

Part II.    Other Information and Signature                        24-25

            Disclosure Control Certifications                      28-30

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                   SEPTEMBER 30,   DECEMBER 31,
          ASSETS                                       2003            2002
                                                   -------------   ------------
Current assets:
     Cash and cash investments                     $    907,710    $  1,066,570
     Accounts and notes receivable, net               1,830,360       1,546,360
     Prepaid expenses and other                         262,750         281,220
     Inventories:
          Raw material                                  374,710         410,040
          Finished goods                                511,880         496,630
          Work in process                               139,310         148,950
                                                   ------------    ------------
                                                      1,025,900       1,055,620
                                                   ------------    ------------
               Total current assets                   4,026,720       3,949,770

Equity investments                                          ---          67,810
Property and equipment, net                           2,295,120       2,315,060
Goodwill, net                                         4,505,280       4,297,150
Other intangible assets, net                            348,310         353,870
Other assets                                          1,025,150       1,066,770
                                                   ------------    ------------
               Total assets                        $ 12,200,580    $ 12,050,430
                                                   ============    ============

          LIABILITIES

Current liabilities:
     Notes payable                                 $    500,040    $    321,180
     Accounts payable                                   706,320         541,590
     Accrued liabilities                              1,096,200       1,069,680
                                                   ------------    ------------
               Total current liabilities              2,302,560       1,932,450

Long-term debt                                        3,836,280       4,316,470
Deferred income taxes and other                         657,150         507,670
                                                   ------------    ------------
               Total liabilities                      6,795,990       6,756,590
                                                   ------------    ------------

Commitments and contingencies

          SHAREHOLDERS' EQUITY

Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2003 -- 20,000; 2002 -- 20,000                          20              20
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2003 -- 464,540,000; 2002 -- 488,890,000           464,540         488,890
Paid-in capital                                       1,656,400       2,207,080
Retained earnings                                     3,282,700       2,783,490
Accumulated other comprehensive income (loss)           179,060         (21,700)
Less:  Restricted stock awards, net                    (178,130)       (163,940)
                                                   ------------    ------------
               Total shareholders' equity             5,404,590       5,293,840
                                                   ------------    ------------

               Total liabilities and
                 shareholders' equity              $ 12,200,580    $ 12,050,430
                                                   ============    ============



            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30
                                               --------------------------    --------------------------
                                                  2003           2002           2003           2002
                                               -----------    -----------    -----------    -----------
Net sales                                      $ 2,917,900    $ 2,446,700    $ 8,073,790    $ 6,728,230
Cost of sales                                    2,014,980      1,666,200      5,603,660      4,572,840
                                               -----------    -----------    -----------    -----------
      Gross profit                                 902,920        780,500      2,470,130      2,155,390

Selling, general and administrative
  expenses                                         481,150        368,850      1,371,490      1,068,690
(Income) charge regarding litigation
  settlement                                       (57,600)       166,000        (71,120)       166,000
                                               -----------    -----------    -----------    -----------

      Operating profit                             479,370        245,650      1,169,760        920,700
                                               -----------    -----------    -----------    -----------

Other income (expense), net:
   Interest expense                                (66,780)       (61,060)      (201,820)      (170,280)
   Other, net                                        6,500        (15,220)        51,130        (40,140)
                                               -----------    -----------    -----------    -----------
                                                   (60,280)       (76,280)      (150,690)      (210,420)
                                               -----------    -----------    -----------    -----------
      Income from continuing operations
        before income taxes and minority
        interest                                   419,090        169,370      1,019,070        710,280
Income taxes                                       155,200         52,670        363,680        236,120
                                               -----------    -----------    -----------    -----------
      Income from continuing operations
        before minority interest                   263,890        116,700        655,390        474,160
Minority interest                                   (2,380)           ---         (8,170)           ---
                                               -----------    -----------    -----------    -----------
      Income from continuing operations            261,510        116,700        647,220        474,160
Income/gain from discontinued operations,
  net of income taxes                               57,260          6,100         66,900         13,140
Cumulative effect of accounting change, net            ---            ---            ---        (92,400)
                                               -----------    -----------    -----------    -----------

      Net income                               $   318,770    $   122,800    $   714,120    $   394,900
                                               ===========    ===========    ===========    ===========

Earnings per common share:
      Basic:
        Income from continuing operations      $       .55    $       .24    $      1.34    $       .99
        Income/gain from discontinued
          operations, net of income taxes              .12            .01            .14            .03
        Cumulative effect of accounting
          change, net                                   --             --             --           (.19)
                                               -----------    -----------    -----------    -----------
            Net income                         $       .67    $       .25    $      1.48    $       .82
                                               ===========    ===========    ===========    ===========
      Diluted:
        Income from continuing operations      $       .53    $       .22    $      1.30    $       .93
        Income/gain from discontinued
          operations, net of income taxes              .12            .01            .13            .03
        Cumulative effect of accounting
          change, net                                   --             --             --           (.18)
                                               -----------    -----------    -----------    -----------
            Net income                         $       .65    $       .24    $      1.44    $       .78
                                               ===========    ===========    ===========    ===========

Cash dividends per common share:
    Declared                                   $       .16    $       .14    $       .44    $       .41
                                               ===========    ===========    ===========    ===========
    Paid                                       $       .14    $      .135    $       .42    $      .405
                                               ===========    ===========    ===========    ===========





            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)




                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                       --------------------------
                                                           2003           2002
                                                       -----------    -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $   816,580    $   828,940
     (Increase) in receivables                            (310,430)      (352,690)
     Decrease (increase) in inventories                        890         (7,200)
     Increase in accounts payable and
       accrued liabilities, net                            417,290        221,780
                                                       -----------    -----------

          Total cash from operating activities             924,330        690,830
                                                       -----------    -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Retirement of notes                                  (299,560)           ---
     Increase in bank debt                                  10,820         90,440
     Payment of bank debt                                  (83,650)      (807,620)
     Issuance of notes                                         ---      1,082,090
     Issuance of Company common stock                          ---        598,340
     Purchase of Company common stock for:
       Retirement                                         (555,310)       (60,540)
       Long-term stock incentive award plan                (48,100)       (31,260)
     Cash dividends paid                                  (208,700)      (196,500)
                                                       -----------    -----------

          Total cash (for) from financing activities    (1,184,500)       674,950
                                                       -----------    -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                 (197,850)      (175,450)
     Purchases of marketable securities                   (244,580)      (457,270)
     Proceeds from disposition of:
       Marketable securities                               377,170        195,370
       Businesses, net of cash disposed                    281,600         15,430
       Equity investment                                    75,400            ---
     Purchases of other investments, net                   (12,050)       (42,410)
     Acquisition of companies, net of cash acquired       (208,280)      (660,790)
     Decrease in long-term notes receivable                 17,320         24,480
     Other, net                                            (14,890)         4,610
                                                       -----------    -----------

          Total cash from (for) investing activities        73,840     (1,096,030)
                                                       -----------    -----------

Effect of foreign exchange rates on cash and
  cash investments                                          27,470         18,350
                                                       -----------    -----------

CASH AND CASH INVESTMENTS:
     (Decrease) increase for the period                   (158,860)       288,100
     At January 1                                        1,066,570        311,990
                                                       -----------    -----------

     At September 30                                   $   907,710    $   600,090
                                                       ===========    ===========





            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature, except for the adjustments for accounting irregularities and asset impairments discussed in Note N, necessary to present fairly its financial position as at September 30, 2003 and the results of operations for the three months and nine months ended September 30, 2003 and 2002 and changes in cash flows for the nine months ended September 30, 2003 and 2002. The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements.

       Certain prior-year amounts have been reclassified to conform to the 2003 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been reclassified in the condensed consolidated statements of income for 2002 and 2003. The assets and liabilities of these discontinued operations as of December 31, 2002 have not been reclassified in the accompanying condensed consolidated balance sheet. In the Company's condensed consolidated statements of cash flows, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A -- concluded:

       STOCK OPTIONS AND AWARDS. The Company elected to change its method of accounting for stock-based compensation and implemented the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to SFAS No. 123," for determining stock-based compensation expense. In the first nine months of 2003, 630,000 option shares, including restoration option shares, were awarded and the related expense of $.5 million and $.6 million was included in the Company's condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003, respectively. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued stock options, in thousands except per common share amounts:


                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30              SEPTEMBER 30
                                               ----------------------    ----------------------
                                                  2003         2002         2003        2002
                                               ---------    ---------    ---------    ---------
       Net income, as reported                 $ 318,770    $ 122,800    $ 714,120    $ 394,900
       Add:
         Stock-based employee
           compensation (stock awards
           and options) expense included
           in reported net income,
           net of related tax effects              7,230        5,400       29,430       15,500
       Deduct:
         Stock-based employee
           compensation (stock
           awards and options) expense,
           net of related tax effects             (7,230)      (5,400)     (29,430)     (15,500)
         Stock-based employee compensation
           expense determined under the fair
           value based method for stock
           options issued prior to
           January 1, 2003, net of
           related tax effects                    (3,240)      (4,500)      (9,730)     (13,400)
                                               ---------    ---------    ---------    ---------
       Pro forma net income                    $ 315,530    $ 118,300    $ 704,390    $ 381,500
                                               =========    =========    =========    =========

       Earnings per common share:
         Basic as reported                     $     .67    $     .25    $    1.48    $     .82
         Basic pro forma                       $     .67    $     .24    $    1.46    $     .79

         Diluted as reported                   $     .65    $     .24    $    1.44    $     .78
         Diluted pro forma                     $     .65    $     .23    $    1.42    $     .75


                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. On September 30, 2003, the Company completed the sale of its Baldwin Hardware and Weiser Lock businesses to The Black & Decker Corporation. Baldwin and Weiser were included in the Decorative Architectural Products segment and manufacture a wide range of architectural and decorative products, including builders' hardware and locksets. In a separate transaction on September 30, 2003, the Company also completed the sale of the Company's Marvel Group to members of the Marvel management team. Marvel manufactures office workstations and machine stands, and was included in the Other Specialty Products segment. The sale of these businesses reflects the Company's continuing commitment to deploy the Company's assets in businesses that support its operating strategies and provide the greatest opportunities to create value for the Company's shareholders. Total proceeds from the sale of these companies were $289 million, including cash of $284 million and notes receivable of $5 million.

       Selected financial information for these discontinued operations is as follows for the three months and nine months ended September 30, 2003 and 2002, in thousands:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                   -------------------------       -------------------------
                                                     2003            2002            2003            2002
                                                   ---------       ---------       ---------       ---------
       Net sales                                   $  67,970       $  71,290       $ 198,030       $ 203,770
                                                   =========       =========       =========       =========

       Income before income taxes                  $   5,650       $   9,830       $  20,910       $  21,220
       Gain on disposal of discontinued
         operations                                   90,530             ---          90,530             ---
       Income taxes                                  (38,920)         (3,730)        (44,540)         (8,080)
                                                   ---------       ---------       ---------       ---------
         Income from discontinued
           operations                              $  57,260       $   6,100       $  66,900       $  13,140
                                                   =========       =========       =========       =========


       Income taxes in the table above include income taxes on the gain on disposal of discontinued operations of $36.8 million for the three months and nine months ended September 30, 2003. Total assets of discontinued operations sold in September 2003 consisted primarily of accounts receivable of $44 million, inventories of $41 million, property and equipment, net of $108 million and other assets of $18 million (including goodwill of $16 million). Total liabilities of discontinued operations consisted primarily of accounts payable of $12 million, accrued salaries, wages and related benefits of $5 million and other accrued expenses of $9 million.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

C. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by segment, are as follows, in thousands:


                                                BALANCE                   DISCONTINUED                BALANCE
                                             DEC. 31, 2002  ADDITIONS(A)   OPERATIONS    OTHER(B)  SEPT. 30, 2003
                                             -------------  ------------  ------------   --------  --------------
       Cabinets and Related Products          $  586,380     $   93,480     $     ---    $ 30,460    $  710,320
       Plumbing Products                         441,810         10,430           ---      27,870       480,110
       Installation and Other Services         1,693,170         13,160           ---     (11,020)    1,695,310
       Decorative Architectural Products         428,500             60       (15,690)     (1,390)      411,480
       Other Specialty Products                1,147,290         39,080           ---      21,690     1,208,060
                                              ----------     ----------     ---------    --------    ----------
               Total                          $4,297,150     $  156,210     $ (15,690)   $ 67,610    $4,505,280
                                              ==========     ==========     =========    ========    ==========

            (A) Additions principally include acquisitions and the recording of approximately $110 million of additional contingent consideration for prior purchase acquisitions.
            (B) Other principally includes foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations. For the nine months ended September 30, 2003, the Company recorded in the third quarter of 2003 a non-cash, pre-tax goodwill impairment charge of $5 million related to a United Kingdom business unit in the Decorative Architectural Products segment.

       Other indefinite-lived intangible assets include registered trademarks of $251.8 million at September 30, 2003. The carrying value of the Company's definite-lived intangible assets was $96.5 million at September 30, 2003 (net of accumulated amortization of $48.0 million) and principally includes customer relationships and non-compete agreements.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

D. Depreciation and amortization expense was $176 million and $156 million for the nine months ended September 30, 2003 and 2002, respectively.

E. The Company owns 64 percent of Hansgrohe AG. The minority interest of $59 million and $47 million at September 30, 2003 and December 31, 2002, respectively, is recorded in the balance sheet caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

F. In the first nine months of 2003, the Company acquired PowerShot Tool Company, Inc. (Other Specialty Products segment), and several relatively small installation service companies (Installation and Other Services segment). PowerShot Tool Company is a manufacturer of fastening products, including staple guns, glue guns, hammer tackers and riveting products, headquartered in New Jersey. The results of these acquisitions are included in the condensed consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these acquisitions was $59 million, and included cash of $54 million and debt of $5 million. The Company also paid an additional $154 million of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments, in the first nine months of 2003, relating to previously acquired companies.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

G. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in thousands:

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30            SEPTEMBER 30
                                ---------------------   ---------------------
                                   2003       2002        2003        2002
                                ---------   ---------   ---------   ---------
Numerator:
   Income from continuing
     operations, net            $ 261,510   $ 116,700   $ 647,220   $ 474,160
   Income from discontinued
     operations, net               57,260       6,100      66,900      13,140
   Cumulative effect of
     accounting change, net           ---         ---         ---     (92,400)
                                ---------   ---------   ---------   ---------
   Net income                   $ 318,770   $ 122,800   $ 714,120   $ 394,900
                                =========   =========   =========   =========

Denominator:
   Basic common shares (based
     on weighted average)         474,300     494,700     482,600     480,400
   Add:
     Contingent common shares      12,200      25,300      11,700      24,300
     Stock option dilution          2,600       1,900       2,000       2,800
                                ---------   ---------   ---------   ---------
   Diluted common shares          489,100     521,900     496,300     507,500
                                =========   =========   =========   =========

       Income per common share amounts for the first three quarters of 2003 and 2002 do not total to the per common share amounts for the nine months ended September 30, 2003 and 2002 due to the timing of stock repurchases and the effect of contingently issuable shares.

       For both the three months and nine months ended September 30, 2003 and 2002, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at September 30, 2003 and 2002, they were not convertible according to their terms.

       Additionally, for the three months and nine months ended September 30, 2003, 3.4 million and 6.9 million common shares, respectively, and 3.5 million and 3.3 million common shares for the three months and nine months ended September 30, 2002, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price for such option shares was greater than the Company's average common stock price for such periods.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

H. The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other assets are the following financial investments, in thousands:


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003             2002
                                                   -------------    ------------
       Marketable equity securities                  $252,790         $216,400
       Bond funds                                     118,460          229,930
       Private equity funds                           356,800          345,650
       Metaldyne Corporation                           73,780           67,780
       TriMas Corporation                              25,000           25,000
       Other investments                                9,250            8,890
                                                     --------         --------
         Total                                       $836,080         $893,650
                                                     ========         ========

       The Company's investments in marketable equity securities and bond funds at September 30, 2003 and December 31, 2002 are as follows, in thousands:


                                                    PRE-TAX
                                            ------------------------
                                            UNREALIZED    UNREALIZED   RECORDED
                                COST BASIS    GAINS         LOSSES       BASIS
                                ----------  ----------    ----------   --------
       SEPTEMBER 30, 2003
       Marketable equity
         securities              $276,810     $7,540       $(31,560)   $252,790
       Bond funds                $111,600     $6,860       $    ---    $118,460

       DECEMBER 31, 2002
       Marketable equity
         securities              $264,160     $2,210       $(49,970)   $216,400
       Bond funds                $225,560     $4,600       $   (230)   $229,930


       Income (loss) from financial investments is included in other, net within other income (expense), net, and is summarized as follows, in thousands:

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30            SEPTEMBER 30
                                 --------------------    --------------------
                                   2003        2002        2003        2002
                                 --------    --------    --------    --------
       Realized gains from
         marketable securities   $ 10,120    $  3,440    $ 36,680    $  9,380
       Realized losses from
         marketable securities     (3,030)     (1,850)    (12,800)    (36,580)
       Dividend income from
         marketable securities      3,040       1,540      12,500       2,830
       Income (expense) from
         other investments, net     6,290      (1,300)      8,890       1,660
       Termination of interest
         ratelock                     ---     (13,840)        ---     (13,840)
       Dividend income from
         other investments          2,530       3,590       6,280       5,060
                                 --------    --------    --------    --------
           Income (loss) from
             financial
             investments         $ 18,950    $ (8,420)   $ 51,550    $(31,490)
                                 ========    ========    ========    ========

       Impairment charge:
         Investment in private
           equity funds          $ (9,300)   $    ---    $ (9,300)   $    ---
                                 ========    ========    ========    ========

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)



I. Other, net, which is included in other income (expense), net, includes the following, in thousands:


                            THREE MONTHS ENDED      NINE MONTHS ENDED
                               SEPTEMBER 30            SEPTEMBER 30
                           --------------------    --------------------
                             2003        2002        2003        2002
                           --------    --------    --------    --------
Equity earnings            $    ---    $  5,680    $    490    $ 12,920
Income from cash and
  cash investments            1,840       2,120       6,740       3,920
Other interest income         2,070       1,840       4,950       3,340
Income (loss) from
  financial investments      18,950      (8,420)     51,550     (31,490)
Impairment charge:
  Investment in private
  equity funds               (9,300)        ---      (9,300)        ---
Loss on early retirement
  of debt                    (2,670)        ---      (2,670)        ---
Gain from sale of equity
  investment                    ---         ---       4,840         ---
Other items, net             (4,390)    (16,440)     (5,470)    (28,830)
                           --------    --------    --------    --------
                           $  6,500    $(15,220)   $ 51,130    $(40,140)
                           ========    ========    ========    ========

       In the second quarter of 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited for cash proceeds of approximately $75 million. The sale resulted in a pre-tax gain of $4.8 million.

       In the third quarter of 2003, the Company purchased and retired $88.9 million of notes due May 2004. The Company paid and expensed a premium of $2.7 million on the purchase of such notes.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:


                                                       THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                                 ---------------------------------------------------------------------------------
                                                   2003       2002       2003      2002       2003      2002      2003      2002
                                                 ---------------------------------------------------------------------------------
                                                    NET SALES (1)      OPERATING PROFIT(2)     NET SALES (1)    OPERATING PROFIT(2)
                                                 -----------------------------------------   -------------------------------------
The Company's operations by segment were (3):
  Cabinets and Related Products                  $   802    $   738    $   122    $   114    $ 2,244   $ 2,076   $   319   $   281
  Plumbing Products                                  683        535         95         83      1,962     1,508       272       242
  Installation and Other Services                    642        489        110         82      1,769     1,277       275       217
  Decorative Architectural Products                  441        376         53         88      1,155     1,056       165       256
  Other Specialty Products                           350        309         70         69        944       811       169       163
                                                 -------    -------    -------    -------    -------   -------   -------   -------
             Total                               $ 2,918    $ 2,447    $   450    $   436    $ 8,074   $ 6,728   $ 1,200   $ 1,159
                                                 =======    =======    =======    =======    =======   =======   =======   =======

The Company's operations by geographic area were:
  North America                                  $ 2,369    $ 2,043    $   431    $   380    $ 6,494   $ 5,678   $ 1,080   $ 1,019
  International, principally Europe                  549        404         19         56      1,580     1,050       120       140
                                                 -------    -------    -------    -------    -------   -------   -------   -------
             Total, as above                     $ 2,918    $ 2,447        450        436    $ 8,074   $ 6,728     1,200     1,159
                                                 =======    =======                          =======   =======


General corporate expense, net                                             (28)       (25)                           (85)      (73)
Income (charge) for litigation settlement (4)                               58       (166)                            71      (166)
Expense related to accelerated benefits (5)                                ---        ---                            (16)      ---
                                                                       -------    -------                        -------   -------
Operating profit, as reported                                              480        245                          1,170       920
Other (expense), net                                                       (60)       (76)                          (151)     (210)
                                                                       -------    -------                        -------   -------
Income from continuing operations
  before income taxes and minority
  interest                                                             $   420    $   169                        $ 1,019   $   710
                                                                       =======    =======                        =======   =======


(1)    Intra-company sales among segments were not material.
(2) Operating results reflect charges of $35 million and $23 million in the third quarter and second quarter of 2003, respectively, for a United Kingdom business unit in the Decorative Architectural Products segment and $7 million in the third quarter of 2003 for a United Kingdom business unit in the Plumbing Products segment.
(3) Assets in the Cabinets and Related Products segment increased by $197 million in the first nine months of 2003, primarily due to contingent consideration payments.
(4) The income (charge) for litigation settlement relates to litigation discussed in Note L regarding the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.
(5) Due to the unexpected passing of the Company's President and Chief Operating Officer, certain benefits were accelerated and expensed in the first nine months of 2003.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. The Company's total comprehensive income (loss) was as follows, in thousands:

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30          SEPTEMBER 30
                                   --------------------  --------------------
                                      2003       2002       2003      2002
                                   ---------  ---------  ---------  ---------
     Net income                    $ 318,770  $ 122,800  $ 714,120  $ 394,900
     Other comprehensive income
       (loss):
       Cumulative translation
         adjustments                   8,420    (11,210)   184,240    130,640
       Unrealized gain (loss) on
         marketable securities        (5,050)   (46,050)    16,520    (40,760)
                                   ---------  ---------  ---------  ---------

           Total comprehensive
             income (loss)         $ 322,140  $  65,540  $ 914,880  $ 484,780
                                   =========  =========  =========  =========

       The unrealized gain (loss) on marketable securities is net of income tax (credit) of $(3.0) million and $9.7 million for the three months and nine months ended September 30, 2003, respectively, and $(27.0) million and $(23.9) million for the three months and nine months ended September 30, 2002, respectively.

       The components of accumulated other comprehensive income (loss), net of income tax, at September 30, 2003 and December 31, 2002 were as follows, in thousands:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2003            2002
                                                  -------------   ------------
         Unrealized loss on marketable securities  $ (10,820)      $ (27,340)
         Minimum pension liability                   (57,900)        (57,900)
         Cumulative translation adjustments          247,780          63,540
                                                   ---------       ---------
         Accumulated other comprehensive income
           (loss)                                  $ 179,060       $ (21,700)
                                                   =========       =========

       Unrealized loss on marketable securities is reported net of income tax credit of $6.3 million and $16.1 million at September 30, 2003 and December 31, 2002, respectively.

       The minimum pension liability is reported net of income tax credit of $34 million at both September 30, 2003 and December 31, 2002.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

L. The Company is subject to lawsuits and claims pending or asserted with respect to matters arising in the ordinary course of business.

       As the Company reported in previous filings, in the fourth quarter of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr. In the Washington Settlement, the Company and Behr's insurers have paid Class Counsel fees of $12.5 million awarded by the trial court. In addition, pursuant to the terms of the Washington Settlement and an order entered by the trial court in October 2003, the Company and Behr's insurers made partial payments totaling $1.4 million on 355 claims that had been recommended for payment by the claims administrator. The total amount of the insurers' contribution related to claims will not be reasonably estimable until the claims process is completed. The filing deadline for claims in the Washington Settlement is January 17, 2004. Until all claims are received and processed, the Company has determined that its original estimate of $67.5 million is still the best estimate of the Company's ultimate liability for the Washington Settlement.

       In the third quarter of 2002, the Company estimated that the cost of the National Settlement would range from $96 million to $136 million (including $66 million for the payment of claims), excluding amounts that the Company has recovered or expects to recover from liability insurers. The Company and Behr's insurers have paid Class Counsel fees of $25 million awarded by the trial court. In the National Settlement, fourteen class members filed notices of appeal of the trial court's judgment of final approval. All appeals relative to the National Settlement were dismissed on September 15, 2003. In addition, all other cases pending in the United States have been dismissed with prejudice. The filing deadline for claims in the National Settlement was September 2, 2003 and the Company received approximately 3,700 claims, which is a fraction of the 180,000 claims originally projected. Implementation of the claims payment process did not begin until all appeals were resolved. The Company determined the average amount to be paid for merchandise certificates based on claims received. The Company also has estimated the average cost per cash claim received. As a result, the Company estimates that the total cost of claims related to the National Settlement will approximate $8 million compared with the $66 million recorded in the third quarter of 2002. Accordingly, the Company reduced the litigation accrual by $57.6 million in the third quarter of 2003.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)


M. Stock price guarantees as of September 30, 2003 are summarized as follows, in thousands except per share data:


        SHARES ISSUED                        SETTLEMENT
       --------------       MINIMUM          OPTIONS(A)
        # OF    ISSUE     STOCK PRICE     ----------------       MATURITY
       SHARES   PRICE      GUARANTEE      SHARES      CASH         DATE
       ----------------------------------------------------------------------
       16,667  $25.21        $31.20        4,549  $111,502        7/31/04
        1,600  $30.00        $40.00        1,011    24,784   12/31/04-4/30/05
       ------                              -----  --------

       18,267                              5,560  $136,286
       ======                              =====  ========

       (A) Amounts are computed based on the ten-day average of the high and low Company common stock prices ending September 30, 2003 of $24.51. Shares contingently issuable under these agreements are included in the calculation of diluted earnings per common share.

       In the second quarter of 2003, the Company paid, in cash, the stock price guarantee associated with approximately four million shares of Company common stock and an additional stock price guarantee for the achievement of earnout targets, not included in the above table. The payments approximated $140 million in aggregate.

       In July 2003, the Company paid, in cash, the stock price guarantee associated with approximately 1.7 million shares of Company common stock, not included in the table above. The payment approximated $4 million.

       In November 2003, the Company paid approximately $21 million, in cash, related to the stock price guarantee associated with approximately 11.6 million shares of Company common stock, not included in the above table.

N. In the second quarter of 2003, the Company recorded a non-cash pre-tax charge which reduced operating profit by approximately $23 million with respect to a United Kingdom business unit in the Decorative Architectural Products segment. In the third quarter of 2003, the Company recorded an additional $12 million of charges related to 2002, and an additional $3 million of charges related to the first half of 2003. As previously disclosed, the charges relate primarily to a business system implementation failure which allowed former management of the business unit to circumvent internal controls and artificially inflate the unit's operating profit. The Company also determined that goodwill was impaired and recorded an additional $5 million charge in the third quarter of 2003.

       In addition, the Company has determined that the strategic plan for this business unit, relative to certain product offerings and customer focus, should be changed. This revision in operating strategy resulted in third quarter 2003 charges aggregating approximately $15 million related to inventories and receivables.

       In the third quarter of 2003, the Company also detected that an employee at a United Kingdom business unit in the Plumbing Products segment had circumvented internal controls and overstated operating results by approximately $4 million in 2002 and by approximately $3 million in the first half of 2003. The Company is continuing to review the operation and its internal controls to determine if additional changes are required. Upon completion of the review, the Company will determine if any impairment of assets exists, including goodwill (approximately $28 million at September 30, 2003).

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2003 AND THE FIRST NINE MONTHS 2003 VERSUS
THIRD QUARTER 2002 AND THE FIRST NINE MONTHS 2002

                              SALES AND OPERATIONS

       The following tables set forth the Company's net sales and operating profit margin information from continuing operations by segment and geographic area, dollars in millions:

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30         PERCENT INCREASE
                                          ------------------      ----------------
                                           2003        2002        2003  VS. 2002
                                          ------------------      ----------------
NET SALES:
  Cabinets and Related Products           $  802      $  738              9%
  Plumbing Products                          683         535             28%
  Installation and Other Services            642         489             31%
  Decorative Architectural Products          441         376             17%
  Other Specialty Products                   350         309             13%
                                          ------      ------
      Total                               $2,918      $2,447             19%
                                          ======      ======

  North America                           $2,369      $2,043             16%
  International, principally Europe          549         404             36%
                                          ------      ------
      Total                               $2,918      $2,447             19%
                                          ======      ======


                                           NINE MONTHS ENDED
                                             SEPTEMBER 30
                                          ------------------
                                           2003        2002
                                          ------------------
NET SALES:
  Cabinets and Related Products           $2,244      $2,076              8%
  Plumbing Products                        1,962       1,508             30%
  Installation and Other Services          1,769       1,277             39%
  Decorative Architectural Products        1,155       1,056              9%
  Other Specialty Products                   944         811             16%
                                          ------      ------
      Total                               $8,074      $6,728             20%
                                          ======      ======

  North America                           $6,494      $5,678             14%
  International, principally Europe        1,580       1,050             50%
                                          ------      ------
      Total                               $8,074      $6,728             20%
                                          ======      ======


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30             SEPTEMBER 30
                                          ------------------       ------------------
                                           2003        2002         2003        2002
                                          ------------------       ------------------
OPERATING PROFIT MARGIN: (A)
  Cabinets and Related Products            15.2%       15.4%        14.2%       13.5%
  Plumbing Products                        13.9%       15.5%        13.9%       16.0%
  Installation and Other Services          17.1%       16.8%        15.5%       17.0%
  Decorative Architectural Products        12.0%       23.4%        14.3%       24.2%
  Other Specialty Products                 20.0%       22.3%        17.9%       20.1%

  North America                            18.2%       18.6%        16.6%       17.9%
  International, principally Europe         3.5%       13.9%         7.6%       13.3%
      Total                                15.4%       17.8%        14.9%       17.2%

TOTAL OPERATING PROFIT MARGIN,
  AS REPORTED                              16.4%       10.0%        14.5%       13.7%


(A) Before: general corporate expense of $28 million and $85 million for the three-month and nine-month periods ended September 30, 2003, respectively; accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer of $16 million for the nine-month period ended September 30, 2003; and income regarding the Behr litigation settlement (related to the Decorative Architectural Products segment) of $57.6 million and $71.1 million for the three-month and nine-month periods ended September 30, 2003, respectively. Before general corporate expense of $25 million and $73 million for the three-month and nine-month periods ended September 30, 2002, respectively, and the charge for the Behr litigation settlement of $166 million related to the Decorative Architectural Products segment for both the three-month and nine-month periods ended September 30, 2002.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company reports its financial results in accordance with generally accepted accounting principles (GAAP). However, the Company believes that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP financial measures and ratios should be viewed in addition to, and not as an alternative for, the Company's reported results.

                                    NET SALES

       Net sales for the three-month and nine-month periods ended September 30, 2003 increased 19 percent and 20 percent, respectively, from the comparable periods in 2002. Excluding acquisitions and divestitures, net sales increased
10 percent and 8 percent for the three-month and nine-month periods ended September 30, 2003, respectively, over the comparable periods of the prior year. The following table reconciles reported net sales to net sales, excluding acquisitions and divestitures, in thousands:

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                 SEPTEMBER 30                 SEPTEMBER 30
                          --------------------------    --------------------------
                             2003            2002           2003          2002
                          -----------    -----------    -----------    -----------
Net sales, as reported    $ 2,917,900    $ 2,446,700    $ 8,073,790    $ 6,728,230
 - Acquisitions              (272,100)       (49,850)      (979,990)      (128,960)
 - Divestitures (A)               ---           (840)           ---        (12,910)
                          -----------    -----------    -----------    -----------

Net sales, excluding
 acquisitions and
 divestitures               2,645,800      2,396,010      7,093,800      6,586,360

 - Currency translation       (43,610)           ---       (166,650)           ---
                          -----------    -----------    -----------    -----------

Net sales, excluding
 acquisitions,
 divestitures and the
 effect of currency       $ 2,602,190    $ 2,396,010    $ 6,927,150    $ 6,586,360
                          ===========    ===========    ===========    ===========

       (A) Refers to divestitures completed prior to January 1, 2003. Divestitures completed subsequent to January 1, 2003 are considered discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Sales related to discontinued operations are not included in the Company's net sales, as reported, for any period presented.

       Net sales of Cabinets and Related Products increased 9 percent and 8 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of the prior year, due to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new housing construction market in the United States, as well as a more favorable product mix.

       Net sales of Plumbing Products increased 28 percent and 30 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of the prior year, primarily due to acquisitions (principally the acquisition of a majority interest in Hansgrohe in December
2002).

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Net sales of Installation and Other Services increased 31 percent and 39 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of the prior year, primarily due to acquisitions (principally the acquisition of Service Partners in September 2002) as well as increased sales of non-insulation installed products.

       Net sales of Decorative Architectural Products increased 17 percent and 9 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of the prior year, due largely to higher unit sales volume of paints and stains.

       Net sales of Other Specialty Products increased 13 percent and 16 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of the prior year, primarily due to acquisitions as well as increased sales of vinyl windows.

       Net sales from North American operations increased 16 percent and 14 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of 2002, primarily due to acquisitions as well as increased sales volume of assembled cabinets, installed sales of non-insulation products, paints and stains and vinyl windows.

       Net sales from International operations increased 36 percent and 50 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from the comparable periods of 2002, primarily due to acquisitions as well as a weaker U.S. dollar which had a favorable influence on the translation of International sales in 2003. A weaker U.S. dollar, principally against the Euro, increased International sales by approximately 11 percent and 17 percent for the three-month and nine-month periods ended September 30, 2003, respectively.

                                OPERATING MARGINS

       The Company's gross profit margins decreased to 30.9 percent and 30.6 percent for the three-month and nine-month periods ended September 30, 2003, respectively, from 31.9 percent and 32.0 percent for the comparable periods in 2002, respectively. The decrease in gross profit margins reflects increased sales in segments which have somewhat lower gross margins, relatively higher International sales (which have lower gross margins), new product launch costs as well as increased energy costs which impacted material, freight and other operating costs. In addition, operating results for the three-month and nine-month periods ended September 30, 2003 were reduced by non-cash, pre-tax charges of $42 million and $65 million, respectively, relating to two United Kingdom business units, one in the Decorative Architectural Products segment and the other in the Plumbing Products segment, discussed below.

       Selling, general and administrative expenses as a percentage of sales increased to 16.5 percent and 17.0 percent for the three-month and nine-month periods ended September 30, 2003, respectively, as compared with 15.1 percent and 15.9 percent for the comparable periods of the prior year, respectively. Selling, general and administrative expenses for the nine-month period ended September 30, 2003 include $16 million of accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer. Selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2003 include the effect of increased insurance, pension and advertising and promotion costs as well as adjustments related to certain United Kingdom operations.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Operating profit for the three-month and nine-month periods ended September 30, 2003 includes the effect of recently acquired companies that have lower operating margins than the Company's average. Operating profit for the three-month and nine-month periods ended September 30, 2003 also benefited from $57.6 million and $71.1 million, respectively, of income regarding the Behr litigation settlement. The filing deadline for the National Settlement was September 2, 2003. The Company received a fraction of the projected claims and currently estimates the cost to approximate $8 million compared with the $66 million originally recorded by the Company in the third quarter of 2002; accordingly the Company recorded $57.6 million of income in the third quarter of 2003.

       Operating profit margins for the Cabinets and Related Products segment were 15.2 percent and 14.2 percent for the three-month and nine-month periods ended September 30, 2003, respectively, compared with 15.4 percent and 13.5 percent for the comparable periods of the prior year, respectively. Operating profit margins in this segment reflect the positive impact of higher sales volume as well as lower fixed costs resulting from the rationalization of existing manufacturing capacity.

       Operating profit margins for the Plumbing Products segment were 13.9 percent for both the three-month and nine-month periods ended September 30, 2003, compared with 15.5 percent and 16.0 percent for the comparable periods of the prior year, with such decrease primarily due to a non-cash, pre-tax charge of approximately $7 million relating to a United Kingdom business unit as discussed below. Operating profit margins in this segment also include the effect of a recently acquired company that has lower margins than the segment average.

       Operating profit margins for the Installation and Other Services segment were 17.1 percent and 15.5 percent for the three-month and nine-month periods ended September 30, 2003, respectively, compared with 16.8 percent and 17.0 percent for the comparable periods of the prior year. The year-to-date operating margin decline in this segment is primarily attributable to adverse weather conditions experienced in the first half of 2003 as well as increases in sales of lower-margin non-insulation installed products.

       Operating profit margins for the Decorative Architectural Products segment were 12.0 percent and 14.3 percent for the three-month and nine-month periods ended September 30, 2003, respectively, compared with 23.4 percent and
24.2 percent for the comparable periods of the prior year. Operating profit margins for this segment were impacted by increased material costs as well as increased advertising costs, including additional costs associated with new in-store paint display centers. Operating profit margins in this segment for the three-month and nine-month periods ended September 30, 2003 also include the effect of a non-cash, pre-tax charge of approximately $35 million and $58 million, respectively, related to a United Kingdom business unit discussed below.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       In the second quarter of 2003, the Company recorded a non-cash, pre-tax charge which reduced operating profit by approximately $23 million with respect to a United Kingdom business unit in the Decorative Architectural Products segment. The Company's recently completed review determined that an additional $12 million of charges related to 2002, resulting from accounting irregularities, should be recorded in the third quarter of 2003. In addition, the review disclosed that first half 2003 results were overstated by approximately $3 million. These overstatements were corrected in the third quarter of 2003. This analysis concluded that the previously disclosed business system implementation failure allowed former management to circumvent internal controls and artificially inflate the unit's operating profit. The Company also determined that goodwill was impaired and recorded a $5 million charge. As previously noted, the Company replaced management personnel at the business unit and has implemented corrective action to prevent this situation from occurring at the unit in the future.

       In addition, the Company completed a review of the business plan for the business unit with the new management team and has determined that the plan, relative to certain product offerings and customer focus, should be changed. This revision in operating strategy resulted in third quarter 2003 charges aggregating approximately $15 million related to inventories and receivables.

       In the third quarter of 2003, the Company also detected that an employee at a United Kingdom business unit in the Plumbing Products segment had circumvented internal controls and overstated operating results by approximately $4 million in 2002 and by approximately $3 million in the first half of 2003. These overstatements were corrected in the third quarter of 2003. The Company made the appropriate personnel changes and is continuing to review the operation and its internal controls to determine if any additional changes are required. Upon completion of the review, the Company will determine if any impairment of assets exists, including goodwill (approximately $28 million at September 30, 2003).

       Operating profit margins for the Other Specialty Products segment were
20.0 percent and 17.9 percent for the three-month and nine-month periods ended September 30, 2003, respectively, compared with 22.3 percent and 20.1 percent for the comparable periods of the prior year. The margin decline in this segment is primarily attributable to increased material and promotion costs as well as plant start-up costs.

       Operating profit margins for North American operations were 18.2 percent and 16.6 percent for the three-month and nine-month periods ended September 30, 2003, respectively, compared with 18.6 percent and 17.9 percent for the comparable periods of the prior year. The decrease in operating profit margins is principally attributed to increased sales in segments that have somewhat lower operating margins and increased energy costs, as well as increased advertising and promotion costs.

Operating profit margins for International operations were 3.5 percent and 7.6 percent for the three-month and nine-month periods ended September 30, 2003, respectively, compared with 13.9 percent and 13.3 percent for the comparable periods of the prior year, with such declines due principally to the items previously discussed as well as lower margins of recently acquired companies.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER INCOME (EXPENSE), NET

       Other, net for the three-month and nine-month periods ended September 30, 2003 includes $7.1 million and $23.9 million, respectively, of realized gains, net from the sale of marketable securities, dividend income of $5.6 million and $18.8 million, respectively, and $6.3 million and $8.9 million of income (expense), net regarding other investments, respectively. Other, net for 2003 also includes a $9.3 million impairment charge recorded in the third quarter of 2003 for the write-down of an investment in a private equity fund. Other, net for the three-month and nine-month periods ended September 30, 2002 included $1.6 million and $(27.2) million, respectively, of realized gains (losses), net from the sale of marketable securities, dividend income of $5.1 million and $7.9 million, respectively, and $(1.3) million and $1.6 million, respectively, of income (expense), net regarding other investments. In addition, in the third quarter of 2002, the Company incurred $13.8 million of losses related to interest ratelock transactions entered into in anticipation of the Company issuing fixed rate debt in the third quarter of 2002.

       Interest expense for the three-month and nine-month periods ended September 30, 2003 was $66.8 million and $201.8 million, respectively, compared with $61.1 million and $170.3 million for the comparable periods of the prior year, primarily due to increased fixed rate borrowings in the last half of 2002.

                             DISCONTINUED OPERATIONS

       On September 30, 2003, the Company completed the sale of its Baldwin Hardware and Weiser Lock businesses. Baldwin and Weiser were included in the Decorative Architectural Products segment and manufacture a wide range of architectural and decorative products, including builders' hardware and locksets. In a separate transaction on September 30, 2003, the Company also completed the sale of its Marvel Group. Marvel manufactures office workstations and machine stands, and was included in the Other Specialty Products segment. The sale of these businesses reflects the Company's continuing commitment to deploy its assets in businesses that support its operating strategies and provide the greatest opportunities to create value for the Company's shareholders. Total proceeds from the sale of these companies were $289 million, including cash of $284 million and notes receivable of $5 million.

       Income (after tax) from discontinued operations for the third quarter and nine months ended September 30, 2003 was $57.3 million and $66.9 million, respectively ($.12 per common share and $.13 per common share, respectively), including the pre-tax gain, net from sale of the businesses of $90.5 million.

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

       Income (after tax) from continuing operations for the three months ended September 30, 2003 increased to $261.5 million and diluted earnings per common share from continuing operations increased to $.53 compared with $.22 for the comparable period of 2002. Income (after tax) from continuing operations for the nine-month period ended September 30, 2003 was $647.2 million and related diluted earnings per common share was $1.30 compared with $.93 per common share for the comparable period of the prior year.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The three-month and nine-month periods ended September 30, 2003 were favorably affected by income related to the litigation settlement of $57.6 million and $71.1 million, respectively. The three-month and nine-month periods ended September 30, 2002 were impacted by the charge for the litigation settlement of $166 million.

       The Company's effective tax rate for continuing operations was 37.0 percent and 35.7 percent for the three-month and nine-month periods ended September 30, 2003, respectively. The rate increase reflects an increase in the proportion of domestic income (which is taxed at a higher effective rate than foreign income) as a result of recent acquisitions and charges related to United Kingdom operations. The Company's effective tax rate, excluding the charge for litigation settlement, was 34.1 percent and 34.0 percent for the three-month and nine-month periods ended September 30, 2002, respectively, prior to the accounting change effect. The Company estimates that its effective tax rate should approximate 36 percent for the full year 2003.

                           OTHER FINANCIAL INFORMATION

       The Company's current ratio was 1.7 to 1 at September 30, 2003, as compared with 2.0 to 1 at December 31, 2002. The decline is due to the reclassification of $411 million of debt due May 3, 2004 to current notes payable from long-term debt in the second quarter of 2003.

       For the nine months ended September 30, 2002, cash of $924.3 million was provided by operating activities. Cash used for financing activities was $1,184.5 million, including primarily $208.7 million for cash dividends paid, $299.6 million for the retirement of notes, $555.3 million for the acquisition and retirement of Company common stock in open-market transactions and $48.1 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan. Cash provided by investing activities was $73.8 million, including primarily $281.6 million of proceeds from the disposition of businesses, $120.5 million from the net sales of marketable securities and other investments and $75.4 million from the sale of the equity investment in Emco. Cash used for investing activities included primarily $197.9 million for capital expenditures and $208.3 million related to acquisitions, including contingent consideration (earnouts and share price guarantees). The aggregate of the preceding items and the foreign currency effect on cash of $27.5 million represents a net cash decrease of $158.9 million.

       In September 2003, the Company increased its quarterly cash dividend by 14 percent (a larger percentage increase than in recent years) to $.16 from $.14 per common share. This marks the 45th consecutive year in which dividends have been increased.

       The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note L of the Condensed Consolidated Financial Statements discusses specific claims against the Company and its subsidiary, Behr Process Corporation, with respect to several of Behr's exterior wood coating products.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OUTLOOK FOR THE COMPANY

       The Company's favorable sales performance has continued early in the fourth quarter with October sales up nearly 17 percent, including strong internal sales growth. Assuming that current business trends continue for the remainder of the year, the Company expects to achieve record sales and earnings for 2003. The Company continues to improve its working capital management and cash flows. Due to seasonal factors, the Company expects margins in the fourth quarter to be modestly lower than margins achieved in the second and third quarters of 2003.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based upon that evaluation:

       a. they have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) are designed to be and are adequate to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission; and

       b. they have identified no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Reference is made in this regard to the discussion in Management's Discussion and Analysis regarding United Kingdom business units in the Decorative Architectural Products segment and the Plumbing Products segment, although such officers do not believe the matters described in that discussion are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

                                              MASCO CORPORATION

                                                 (Registrant)



DATE:  NOVEMBER 6, 2003             BY: /s/ Timothy Wadhams
     ----------------------             -------------------------------------
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