Form 10-K
period 2003-12-31
MASCO CORP /DE/
filed 2004-02-27
CIK 62996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003        COMMISSION FILE NUMBER 1-5794

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2003 (based on the closing sale price of $23.85 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $10,918,988,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2004:

         452,460,000 shares of Common Stock, par value $1.00 per share

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        2003 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
  1.    Business....................................................      2
  2.    Properties..................................................      7
  3.    Legal Proceedings...........................................      8
  4.    Submission of Matters to a Vote of Security Holders.........      8
        Supplementary Item. Executive Officers of the Registrant....      8

                                  PART II
  5.    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.........      9
  6.    Selected Financial Data.....................................     10
  7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10
 7A.    Quantitative and Qualitative Disclosures About Market
          Risk......................................................     26
  8.    Financial Statements and Supplementary Data.................     27
  9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     63
 9A.    Controls and Procedures.....................................     63

                                  PART III
 10.    Directors and Executive Officers of the Registrant..........     63
 11.    Executive Compensation......................................     64
 12.    Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters................     64
 13.    Certain Relationships and Related Transactions..............     64
 14.    Principal Accountant Fees and Services......................     64

                                  PART IV
 15.    Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.......................................................     65
        Signatures..................................................     68

                        FINANCIAL STATEMENT SCHEDULE
        Valuation and Qualifying Accounts...........................     69

                                     PART I
ITEM 1. BUSINESS.

     Masco Corporation manufactures, sells and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand name consumer products designed for the home improvement and new construction markets. The Company's operations consist of five business segments that are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2003, the contribution of the Company's segments to net sales and operating profit. Additional financial information concerning the Company's operations by segment as well as general corporate expense as of and for the three years ended December 31, 2003 is set forth in Note P to the Company's Consolidated Financial Statements included in Item 8 of this Report.

                                                                               (IN MILLIONS)
                                                                      NET SALES (1)
                                                             -------------------------------
                                                              2003         2002        2001
                                                             -------      ------      ------
Cabinets and Related Products..............................  $ 3,058      $2,798      $2,567
Plumbing Products..........................................    2,645       2,031       1,742
Installation and Other Services............................    2,411       1,845       1,692
Decorative Architectural Products..........................    1,522       1,358       1,229
Other Specialty Products...................................    1,300       1,117         785
                                                             -------      ------      ------
          Total............................................  $10,936      $9,149      $8,015
                                                             =======      ======      ======

                                                       OPERATING PROFIT (1)(2)
                                                 ------------------------------------
                                                 2003 (3)(4)   2002 (4)(5)   2001 (6)
                                                 -----------   -----------   --------
Cabinets and Related Products..................    $   396       $  379       $  255
Plumbing Products..............................        317          334          241
Installation and Other Services................        368          304          243
Decorative Architectural Products..............        195          311          261
Other Specialty Products.......................        204          218          138
                                                   -------       ------       ------
          Total................................    $ 1,480       $1,546       $1,138
                                                   =======       ======       ======

       (1) Amounts have been restated to exclude the operations of businesses sold in 2003.

       (2) Amounts are before general corporate expense.

       (3) Operating profit for 2003 includes goodwill impairment charges as follows: Cabinets and Related Products -- $51 million; Plumbing Products -- $36 million; Decorative Architectural Products -- $24 million and Other Specialty Products -- $31 million.

       (4) Operating profit is before the litigation settlement (income) charge, net, of $(72) million and $147 million in 2003 and 2002, respectively, pertaining to the Decorative Architectural Products segment.

       (5) Operating profit for 2002 includes a pre-tax gain of $16 million related to certain long-lived assets in the Plumbing Products segment, which were previously written down in December 2000 as part of a plan for disposition.

       (6) Operating profit excluding goodwill amortization expense for 2001 was as follows: Cabinets and Related Products -- $270 million, Plumbing Products -- $248 million, Installation and Other Services -- $287 million, Decorative Architectural Products -- $274 million and Other Specialty Products -- $152 million.

     Approximately 80 percent of the Company's sales are generated by operations in North America (primarily in the United States). International operations comprise the balance and are located principally in Belgium, Denmark, Germany, Holland, Italy, Spain and the United Kingdom. See Note P to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     The Company reviews its business portfolio on an ongoing basis as part of its corporate strategic planning and, in the first quarter of 2004, has determined that several of its European businesses are not core to the Company's long-term growth strategy and, accordingly, has embarked on a plan of disposition. These businesses had combined 2003 net sales in excess of $350 million. Additional information is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

     Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

CABINETS AND RELATED PRODUCTS

     In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. These products are sold under a number of trademarks, including KRAFTMAID(R), MERILLAT(R), MILL'S PRIDE(R) and QUALITY CABINETS(R), to distributors, home centers and dealers and direct to builders for both the home improvement and new construction markets. The Company also manufactures kitchen and bath storage products under the brand name ZENITH(R). In Europe, the Company manufactures assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry and other products under brand names including ALMA KUCHEN(TM), ALVIC(TM), ARAN(TM), BLUESTONE(TM), FAARUP(TM), GRUMAL(TM), MOORES(TM), SCANBIRK(TM), SYSTEMA(TM), TVILUM-SCANBIRK(TM), VESTERGAARD(TM) and XEY(TM). Sales in Europe are made through distribution channels that parallel North American distribution.

     The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large and hundreds of smaller competitors. The Company believes that it is the largest manufacturer of kitchen and bath cabinetry in North America based on sales revenue for 2003. Significant North American competitors include American Woodmark, Aristokraft, Omega and Schrock.

PLUMBING PRODUCTS

     In North America, the Company manufactures and sells a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA(R), PEERLESS(R) and NEWPORT BRASS(R) single and double handle faucets used in kitchen, lavatory and other sinks and in bath and shower enclosures. DELTA, PEERLESS and NEWPORT BRASS faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. Showerheads, handheld showers and valves are sold under ALSONS(R), DELTA and PLUMB SHOP(R) brand names. The Company manufactures kitchen and bath faucets and various other plumbing products for European markets under the brand names AXOR(TM), BRISTAN(R), DAMIXA(R), GUMMERS(R), HANSGROHE(R), MARIANI(R) and NEWTEAM(TM) and sells them through multiple distribution channels. AXOR(TM) and HANSGROHE(R) products are also distributed in North America, primarily through retailers.

     Masco believes that its faucet operations hold a leadership position in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. Competition from private label import products is also a significant factor in the Company's markets. There are several major competitors among the European manufacturers of faucets and accessories, primarily in Germany and Italy, and hundreds of smaller competitors throughout Europe and Asia.

     Other plumbing products manufactured and sold by the Company include AQUA GLASS(R) and MIROLIN(R) acrylic and gelcoat bath and shower units, which are sold primarily to wholesale plumbing distributors and major retail accounts for the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are manufactured and sold under the brand names AMERICAN SHOWER & BATH(TM), PLASKOLITE(TM) and TRAYCO(TM). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself " market. The Company's spas and hot tubs are manufactured and sold under brand names HOT SPRING(R), CALDERA(R) and other trademarks directly to retailers. Other plumbing products for the international market include HUPPE(R) luxury bath and shower enclosures sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM) ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers and in the United States under the brand name CHATSWORTH(R). GLASS(TM) and PHARO(TM) acrylic bathtubs and steam shower enclosures are sold in Europe. RECOR(TM) cast iron bathtubs are sold in Europe and the United States.

     Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) and BRASSTECH(R) trademarks and for the "do-it-yourself " market under the MASTER PLUMBER(R) and PLUMB SHOP(R) trademarks and are also sold under private label.

     The Company features a durable coating on many of its decorative faucets and other products that offers tarnish protection and scratch resistance under the trademark BRILLIANCE(R). This finish is currently available on many of the Company's kitchen and bath products.

INSTALLATION AND OTHER SERVICES

     The Company's Installation and Other Services segment operates over 330 local installation branch offices throughout most of the United States and in Canada that supply and install primarily insulation and, in many locations, other building products including fireplaces, cabinetry, gutters, shelving and windows. The Company also operates over 50 local distribution branch offices throughout the United States that supply insulation and other products including roofing, drywall, gutters, fireplaces and acoustical ceiling products. Installation services are provided primarily to tract and custom home builders in the new construction market and distribution sales are made direct to contractors. Installation operations are conducted in local markets through such names as Gale Industries, Cary Insulation and Davenport Insulation. The Company's competitors in this market include several regional and numerous local installers.

     Net sales of insulation for the segment comprised 15 percent, 14 percent and 14 percent of the Company's consolidated net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Non-insulation net sales have increased over the last several years and represented over 30 percent of the segment's revenues for 2003.

DECORATIVE ARCHITECTURAL PRODUCTS

     The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofings. BEHR(R) paint and stain products, such as PREMIUM PLUS(R), and MASTERCHEM(R) specialty paint products, including KILZ(R) branded products, are sold in the United States and Canada primarily to the "do-it-yourself " market through home centers and other retailers. Net sales of architectural coatings, including paints and stains, comprised 10 percent, 11 percent and 11 percent of the Company's consolidated net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Competitors in the architectural coatings market include large multinational companies such as ICI Paints, PPG Industries, Inc., Sherwin-Williams and Valspar as well as many smaller regional and national companies.

     During 2003, the Company established Color Solutions Centers in over 1,500 Home Depot stores throughout the United States. These centers enhance the paint-buying experience by allowing consumers to interactively interface in the course of product selection. Behr's PREMIUM PLUS(R) brand, its principal product line, is sold exclusively through The Home Depot stores.

     The Company manufactures and sells decorative bath and shower accessories under the brand names FRANKLIN BRASS(R), GINGER(R) and BATH UNLIMITED(R) to home centers, plumbing wholesalers and other retailers. Competitors in these product lines include Moen and Globe Union. Also in the Decorative Architectural Products segment is LIBERTY(R) cabinet, decorative door and builders' hardware, which is manufactured for the Company and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in these product lines in North America include Amerock, Belwith, National, Umbra and Stanley. Imported products are also a significant factor in this market.

     AVOCET(TM) builders' hardware products, including locks and door and window hardware, are manufactured and sold to home centers and other retailers, builders and original equipment door and window manufacturers primarily in the United Kingdom.

OTHER SPECIALTY PRODUCTS

     The Company manufactures and sells windows and patio doors under the MILGARD(R) brand name direct to the new construction and home improvement markets, principally in the western United States. The Company fabricates and sells vinyl windows and sunrooms under the GRIFFIN(TM) and CAMBRIAN(TM) brand names for the United Kingdom building trades. The Company extrudes and sells vinyl frame components for windows, doors and sunrooms under the brand name DURAFLEX(TM) for the European building trades.

     The Company manufactures a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW(R) and POWERSHOT(R). These products are sold through various distribution channels including wholesalers, home centers and other retailers. SAFLOK(R) electronic locksets are sold primarily to the hospitality market, and LAGARD(R) commercial safe and ATM locks are manufactured and sold to commercial markets.

     Commercial ventilating products are manufactured and sold by the Company in Europe to original equipment manufacturers and wholesale markets under the GEBHARDT(TM) brand name. The Company also manufactures residential hydronic radiators and heat convectors under the brand names BRUGMAN(R), SUPERIA(TM), THERMIC(TM) and VASCO(R), which are sold to the European wholesale market from operations in Belgium, Holland and Poland. JUNG(TM) water pumps are manufactured and sold by the Company primarily in Germany.

ADDITIONAL INFORMATION

     - The consolidation of customers in the Company's major distribution channels has increased the size and importance of individual customers and the ability of these customers to effect significant changes in their volume of purchases from individual vendors. The Company believes its relationships with home centers are particularly important. Sales of the Company's product lines to home center retailers have increased substantially in recent years and, in 2003, sales to the Company's largest customer, The Home Depot, were $2.5 billion (approximately 22 percent of total sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the

       Company believes that the loss of a substantial portion of its sales to The Home Depot would have a material adverse impact on the Company.

     - The major markets for the Company's products and services are highly competitive. Competition in all of the Company's product lines is based largely on performance, quality, brand reputation, style, delivery, customer service, exclusivity and price. Competition in the markets for the Company's services businesses is based primarily on price, customer service and breadth of product offering. Although the relative importance of such factors varies among product categories, price is often a primary factor.

     - The Company's international operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country. Results of existing European operations have been adversely influenced in recent years, in part due to softness in the Company's European markets, competitive pricing pressures on certain products and the effect of a higher percentage of lower margin sales to total European sales.

     - Financial information concerning the Company's export sales and foreign and United States operations, including the net sales, operating profit and assets attributable to the Company's segments and to the Company's North American and International operations, as of and for the three years ended December 31, 2003, is set forth in Item 8 of this Report in Note P to the Company's Consolidated Financial Statements.

     - The peak season for home construction and remodeling generally corresponds with the second and third calendar quarters. As a result, the Company generally experiences stronger sales during these quarters.

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

     Discussion of various factors that may affect the Company's results of operations can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

AVAILABLE INFORMATION

     The Company's website is http://www.masco.com. The Company's periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. During the period covered by this report, the Company posted its periodic reports on Form 10-K and Form 10-Q and its current reports on Form 8-K and any amendments to those documents to its website as soon as reasonably practicable after those reports were filed or furnished electronically with the Securities and Exchange Commission. The Company will continue to post to its website such reports and amendments to those reports as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on the Company's website is not incorporated by reference in this Report on Form 10-K.

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

EMPLOYEES

     At December 31, 2003, the Company employed approximately 61,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The table below lists the Company's principal North American properties by segment.

                                                               WAREHOUSE AND
              BUSINESS SEGMENT                 MANUFACTURING   DISTRIBUTION
              ----------------                 -------------   -------------
Cabinets and Related Products...............        22              40
Plumbing Products...........................        28              13
Decorative Architectural Products...........        11              13
Other Specialty Products....................        25               6
                                                    --              --
  Totals....................................        86              72
                                                    ==              ==

     Most of the Company's North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 1,000,000 square feet. The Company owns or has options to acquire most of its North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of its warehouse and distribution facilities are leased.

     In addition, the Company's Installation and Other Services segment operates approximately 330 branch service locations and approximately 50 distribution centers in North America, the majority of which are leased.

     The table below lists the Company's principal properties outside of North America by segment.

                                                               WAREHOUSE AND
              BUSINESS SEGMENT                 MANUFACTURING   DISTRIBUTION
              ----------------                 -------------   -------------
Cabinets and Related Products...............        16              26
Plumbing Products...........................        23              29
Decorative Architectural Products...........         3               8
Other Specialty Products....................        23               7
                                                    --              --
  Totals....................................        65              70
                                                    ==              ==

     Most of these international facilities are located in Belgium, China, Denmark, Germany, Holland, Italy, Poland, Spain and the United Kingdom. The Company generally owns its international manufacturing facilities, none of which is subject to significant encumbrances, and leases its warehouse and distribution facilities.

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

     As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two settlements to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr. More information about these settlements is set forth in Note T to the Company's Consolidated Financial Statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                                                                                               OFFICER
                    NAME                                      POSITION                   AGE    SINCE
                    ----                       ---------------------------------------   ---   -------
Richard A. Manoogian.........................  Chairman of the Board, Chief Executive    67     1962
                                                 Officer
Alan Barry...................................  President and Chief Operating Officer     61     2003
Dr. Lillian Bauder...........................  Vice President -- Corporate Affairs       64     1996
David A. Doran...............................  Vice President -- Taxes                   62     1984
Daniel R. Foley..............................  Vice President -- Human Resources         62     1996
Eugene A. Gargaro, Jr. ......................  Vice President and Secretary              61     1993
John R. Leekley..............................  Senior Vice President and General         60     1979
                                                 Counsel
Robert B. Rosowski...........................  Vice President and Treasurer              63     1973
Timothy Wadhams..............................  Senior Vice President and Chief           55     2001
                                                 Financial Officer

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except Mr. Wadhams. Mr. Wadhams was employed by the Company from 1976 to 1984. From 1984 until he rejoined the Company in 2001, he was an executive of Metaldyne Corporation (formerly MascoTech, Inc.), most recently serving as its Executive Vice President -- Finance and Administration and Chief Financial Officer. Mr. Barry was elected to his present position in April 2003. He had served as a Group President of the Company since 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

                                     MARKET PRICE
                                    ---------------   DIVIDENDS
QUARTER                              HIGH     LOW     DECLARED
-------                             ------   ------   ---------
2003
  Fourth..........................  $28.44   $24.61     $.16
  Third...........................   25.99    22.45      .16
  Second..........................   25.58    18.60      .14
  First...........................   21.96    16.59      .14
                                                        ----
     Total........................                      $.60
                                                        ====
2002
  Fourth..........................  $22.60   $17.25     $.14
  Third...........................   27.05    19.00      .14
  Second..........................   29.43    25.39      .13 1/2
  First...........................   28.99    24.10      .13 1/2
                                                        ----
     Total........................                      $.55
                                                        ====

     On January 31, 2004 there were approximately 6,500 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company's Board of Directors and will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated.

                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                   2003         2002         2001        2000        1999
                                                  -------      -------      ------      ------      ------
Net sales (1)...............................      $10,936      $ 9,149      $8,015      $6,839      $5,931
Operating profit (1)(2)(3)(4)...............      $ 1,424      $ 1,301      $1,042      $  939      $  867
Income from continuing
  operations (1)(2)(3)(5)(6)(7).............      $   740      $   572      $  203      $  581      $  541
Per share of common stock:
  Income from continuing
     operations (1)(2)(3)(5)(6)(7):
     Basic..................................      $  1.54      $  1.18      $ 0.44      $ 1.32      $ 1.24
     Diluted................................      $  1.51      $  1.11      $ 0.43      $ 1.29      $ 1.21
  Dividends declared........................      $  0.60      $  0.55      $ 0.53      $ 0.50      $ 0.46
  Dividends paid............................      $  0.58      $  0.54 1/2  $ 0.52 1/2  $ 0.49      $ 0.45
At December 31:
  Total assets..............................      $12,149      $12,050      $9,021      $7,604      $6,517
  Long-term debt............................      $ 3,848      $ 4,316      $3,628      $3,018      $2,431
  Shareholders' equity......................      $ 5,456      $ 5,294      $3,958      $3,286      $3,019

(1) Amounts have been restated to exclude the operations of businesses sold in 2003.

(2) The year 2003 includes a non-cash goodwill impairment charge of $118 million after-tax ($142 million pre-tax) and income of $45 million after-tax ($72 million pre-tax) related to the litigation settlement.

(3) The year 2002 includes a $92 million after-tax ($147 million pre-tax), net charge for the Behr litigation settlement, including $19 million of pre-tax income recorded for reimbursements from liability insurers.

(4) Operating profit for 1999-2001 includes goodwill amortization expense as follows: 2001 -- $93 million, 2000 -- $66 million, 1999 -- $45 million.

(5) The year 2002 includes a $92 million after-tax ($117 million pre-tax), non-cash goodwill impairment charge recognized as a cumulative effect of a change in accounting principle.

(6) The year 2001 includes a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

(7) The year 2000 includes a $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

     The following discussion and certain other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions and competitive market conditions; pricing pressures; relationships with key customers; industry consolidation of retailers, wholesalers and builders; shifts in distribution; the influence of e-commerce; and other factors discussed in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

EXECUTIVE LEVEL OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products for builders in the new construction market.

     Factors that affect the Company's results of operations include the levels of home improvement and residential construction activity principally in North America and Europe (including repair and remodeling and new construction), the Company's ability to effectively manage its overall cost structure, fluctuations in European currencies (primarily the European euro and Great Britain pound), the importance of and the Company's relationships with home centers (including The Home Depot, which represented approximately 22 percent of the Company's sales in 2003) as distributors of home improvement and building products and the Company's ability to maintain its leadership positions in its markets in the face of increasing global competition. Historically, the Company has been able to largely offset the impact on its revenues of cyclical declines in new construction and home improvement markets through new product introductions and acquisitions as well as market share gains.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly reviews its estimates, which are based on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

     The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing arrangements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments. Inventories are recorded at the lower of cost or net realizable value with expense estimates made for obsolescence or unsaleable inventory equal to the difference between the recorded cost of inventories and their estimated market value based on assumptions about future demand and market conditions. On an on-going basis, the Company monitors these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

     The Company maintains investments in marketable equity securities and bond funds, which aggregated $517 million, and a number of private equity funds, which aggregated $332 million, at December 31, 2003. The investments in private equity funds are carried at cost and are evaluated for impairment at each reporting period, or when circumstances indicate an impairment may exist, using information made available by the fund managers and other assumptions. The investments in marketable equity securities and bond funds are carried at fair value, and unrealized gains and unrealized losses (that are deemed to be temporary) are recorded as a component of shareholders' equity, net of tax effect, in other comprehensive income (loss). The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. Future changes in market conditions, the performance of underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

     The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. In the fourth quarter of 2003, the Company completed the annual impairment testing of goodwill and other indefinite-lived intangible assets utilizing a discounted cash flow method. This test indicated that goodwill related to certain European businesses was impaired. The Company recognized a non-cash, pre-tax impairment charge of $137 million ($113 million after-tax) in the fourth quarter of 2003. In the third quarter of 2003, the Company also recognized a non-cash impairment charge of $5 million related to a business unit in the United Kingdom, as discussed in Business Segment Results. Intangible assets with finite useful lives are amortized over their estimated lives. The Company evaluates the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

     Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures and generally a three percent long-term assumed growth rate of cash flows for periods after the five-year forecast. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, housing starts and repair and remodeling estimates for existing homes.

     In the fourth quarter of 2003, the Company estimated that future discounted cash flows projected for most of its individual business units were greater than the carrying values related to business units with goodwill and other indefinite-lived intangible assets. Any increases in estimated discounted cash flows would have no impact on the reported value of goodwill.

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

     In 2003, the Company decreased its discount rate for obligations to 6.25 percent from 6.75 percent, which reflects the decline in long-term interest rates. The assumed asset return is 8.5 percent, reflecting the expected long-term return on plan assets.

     The Company's underfunded amount for the difference between the projected benefit obligation and plan assets decreased to $137 million from $183 million in 2002. This is primarily the result of asset returns above projections and Company contributions. The plan assets in 2003 had a net gain of approximately 23 percent as compared with an increase of 21 percent for the largest 1,000 Plan Benchmark.

     The Company's projected benefit obligation relating to the unfunded non-qualified supplemental pension plans was $110 million for 2003 compared with $82 million for 2002. The Company's underfunded amount for the difference between the projected benefit obligation and plan assets for its foreign pension plans was $42 million for 2003 compared with $22 million for 2002.

     The Company expects pension expense for its defined-benefit plans to decrease by approximately $7 million in 2004, principally due to higher asset returns achieved in 2003 compared with the projection. If the Company assumed that the future return on plan assets was 8 percent instead of 8.5 percent, the pension expense for 2004 would increase by approximately $2 million.

     The Company has considered future income and gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets, in assessing the need for establishing a valuation allowance against its deferred tax assets at December 31, 2003, particularly related to its after-tax capital loss carryforward of $62 million. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be recorded in the period such determination is made.

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to lifetime, under certain circumstances, of the original purchaser. At the time of the sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

     The Company is subject to lawsuits and pending or asserted claims (including income taxes) with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based on the professional knowledge and experience of management and its legal counsel. When estimates of the Company's exposure for lawsuits and pending or asserted claims meet the criteria of SFAS No. 5, "Accounting for Contingencies," amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

     The Company used estimates for the number of claims expected and the average cost per claim to determine the liability related to the Behr litigation settlement in 2002. In 2003, the Company received a fraction of the claims originally estimated and reduced its accrual for litigation settlement by $58 million.

CORPORATE DEVELOPMENT STRATEGY

     Acquisitions over the last several years have enabled the Company to build a unique critical mass that has given the Company a strong position in the markets it serves and has increased the Company's importance to its customers. The Company is now intensifying its focus on leveraging the critical mass to build greater value for its shareholders. Going forward, the Company will have a more balanced growth strategy of internal growth, share repurchases and fewer acquisitions with increased emphasis on cash flow and return on invested capital. As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses are core to continuing operations.

     The Company reviews its business portfolio on an ongoing basis as part of its corporate strategic planning and, in the first quarter of 2004, has determined that several European businesses are not core to the Company's long-term growth strategy and, accordingly, has embarked on a plan of disposition. These businesses had combined 2003 net sales in excess of $350 million and an approximate net book value of $330 million. The Company expects net proceeds from the dispositions to exceed $300 million. The dispositions are expected to be completed within the next twelve months and the Company expects to recognize a modest net loss upon the disposition of all of these businesses. First quarter 2004 results will include a charge to reflect those businesses that are expected to be divested at a loss. Any gains resulting from the disposition of individual businesses will be recognized as such transactions are completed.

     During 2003, the Company acquired PowerShot Tool Company, Inc. (Other Specialty Products segment), and several relatively small installation service companies (Installation and Other Services segment). PowerShot Tool Company is a manufacturer of fastening products, including staple guns, glue guns, hammer tackers and riveting products, headquartered in New Jersey. The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these acquisitions was $63 million, and included cash of $57 million and debt of $6 million. The Company also paid an additional $182 million of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments, in 2003, relating to previously acquired companies.

     These acquisitions provide the Company with opportunities to broaden its product and service offerings and enter new markets, and contributed approximately $50 million in net sales for the year ended December 31, 2003. See Note C to the consolidated financial statements for additional information regarding acquisitions.

     On September 30, 2003, the Company completed the sale of its Baldwin Hardware and Weiser Lock businesses. Baldwin and Weiser were included in the Decorative Architectural Products segment and manufacture a wide range of architectural and decorative products, including builders' hardware and locksets. In a separate transaction on September 30, 2003, the Company also completed the sale of the Marvel Group. Marvel manufactures office workstations and machine stands, and was included in the Other Specialty Products segment. The sale of these businesses reflects the Company's continuing commitment to deploy the Company's assets in businesses that support its operating strategies and provide the greatest opportunities to create value for the Company's shareholders. Total proceeds from the sale of these companies were $289 million, including cash of $286 million and notes receivable of $3 million.

     The sales and results of operations of the businesses sold in 2003 are included in the Company's results from discontinued operations through the date of disposition. These businesses contributed net sales of $198 million, $271 million and $269 million in 2003, 2002 and 2001, respectively, and income (loss) before income taxes of $21 million, $29 million and $(4) million in 2003, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has largely funded its growth through cash provided by a combination of its operations, long-term bank debt and other borrowings, and by the issuance of Company common stock, including issuances for certain mergers and acquisitions.

     Bank credit lines are maintained to ensure the availability of funds. The credit lines with banks syndicated in the United States at December 31, 2003 include a $1.25 billion Amended and Restated 5-year Revolving Credit Agreement due and payable in November 2005 and a $750 million 364-day Revolving Credit Agreement that expires in November 2004. These agreements allow for borrowings denominated in U.S. dollars or European euros. The previous 364-day revolving credit agreement expired in November 2003. There were no borrowings under either agreement during 2003. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company.

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2003, the Company had additional borrowing capacity, subject to availability, of up to $2.5 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2003, the Company's net worth exceeded such requirement by approximately $2 billion.

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

     The Company had cash and cash investments of $795 million at December 31, 2003 as a result of strong cash flows from operations and the disposition of certain businesses in 2003.

     During 2003, the Company increased its quarterly common stock dividend 14 percent to $.16 per common share. This marks the 45th consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization decreased to 43 percent at December 31, 2003 from 47 percent at December 31, 2002. The Company's working capital ratio was 1.8 to 1 and 2.0 to 1 at December 31, 2003 and 2002, respectively.

     The Company has limited involvement with derivative financial instruments and does not use derivatives for trading purposes. The derivatives used by the Company for the year ended December 31, 2003 consist of interest rate swaps entered into late in 2003, for the purpose of effectively converting a portion of fixed-rate debt to floating-rate debt which is expected to reduce interest expense, given current interest rates. Certain of the Company's European operations also entered into foreign exchange forward contracts for the purpose of managing exposure to currency fluctuations related to the United States dollar and the Great Britain pound. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swaps are considered a fair-value hedge and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense or income over the term of the agreement. For fair-value hedge transactions, changes in the fair value of the derivative and changes in the fair value of the item hedged are recorded in determining earnings.

     The average variable interest rates are based on the London Interbank Offered Rate ("LIBOR") plus a fixed adjustment factor. The average effective rate on the interest rate swaps is 2.25%. The interest rate swap agreements cover a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 at an interest rate of 5.875%. The hedge is considered 100 percent effective because all of the critical terms of the derivative financial instruments match those of the hedged item. Accordingly, no gain or loss on the value of the hedge was recognized in the Company's statement of income for the year ended December 31, 2003. The amount recognized as an adjustment (reduction) of interest expense was approximately $3 million for the year ended December 31, 2003.

CASH FLOWS

     Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

                                                              2003      2002      2001
                                                             ------    ------    ------
Net cash from operating activities.........................  $1,421    $1,225    $  967
(Decrease) increase in debt, net...........................    (541)      634       202
Proceeds from disposition of:
  Businesses, net of cash disposed.........................     284        21       232
  Equity investment........................................      75      --        --
Issuance of Company common stock...........................      37       598      --
Acquisition of businesses, net of cash acquired............    (239)     (736)     (589)
Capital expenditures.......................................    (271)     (285)     (274)
Cash dividends paid........................................    (286)     (268)     (244)
Purchase of Company common stock for:
  Retirement...............................................    (779)     (166)      (67)
  Long-term stock incentive award plan.....................     (48)      (31)      (49)
Proceeds (purchases) of marketable equity securities, bond
  funds and other investments, net.........................      55      (327)      (33)
Decrease (increase) in long-term notes receivable, net.....      19       (22)        8
Effect of exchange rates...................................      52        59         1
Other, net.................................................     (51)       53       (11)
                                                             ------    ------    ------
          Cash (decrease) increase.........................  $ (272)   $  755    $  143
                                                             ======    ======    ======

     The Company's cash and cash investments decreased $272 million to $795 million at December 31, 2003, from $1,067 million at December 31, 2002.

     Net cash provided by operations in 2003 of $1.4 billion consisted primarily of net income adjusted for non-cash items, including depreciation and amortization of $244 million, income of $72 million related to the litigation settlement, a $142 million charge (including $5 million recorded in the third quarter of 2003) related to goodwill impairment, a $19 million charge for the impairment of certain investments and other non-cash items. Excluding working capital of acquired companies at the time of acquisition, net working capital decreased by approximately $36 million.

     The Company expects cash flows from operations to continue to increase due to improvements in inventory and working capital management as well as continuing strong business trends. Days sales in accounts receivable at December 31, 2003 were comparable to 2002 levels, days sales in inventory decreased to 47 days at December 31, 2003 from 56 days at December 31, 2002, and accounts payable days increased to 36 days at December 31, 2003 compared with 33 days at December 31, 2002, primarily due to the Company's working capital improvement initiatives.

     Cash used for financing activities in 2003 was $1.6 billion, and included cash outflows of $286 million for cash dividends paid, $452 million for the retirement of notes (including interest expense and loss on early retirement), $779 million for the acquisition and retirement of Company common stock in open-market transactions, $48 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan, $89 million principally for the net payment of other debt and $37 million from the issuance of Company common stock for the exercise of stock options.

     At December 31, 2003, the Company had remaining Board of Directors' authorization to repurchase up to an additional 48 million shares of its common stock in open-market transactions or otherwise. In January 2004, the Company repurchased an additional five million shares of Company common stock.

     Cash used for investing activities was $128 million in 2003 and included $271 million for capital expenditures, $239 million for acquisitions and additional acquisition-related consideration relating to previously acquired companies and $32 million for other net cash outflows. Cash provided by investing activities in 2003 included $284 million of proceeds from the disposition of businesses, $55 million from the net sales of marketable equity securities, bond funds and other investments and $75 million from the sale of the equity investment in Emco.

     The Company continues to invest in automating its manufacturing operations and increasing its productivity, in order to be a more efficient producer and to improve customer service. Capital expenditures for 2003 were $271 million, compared with $285 million for 2002 and $274 million for 2001; for 2004, capital expenditures, excluding those of any potential 2004 acquisitions or divestitures, are expected to approximate $350 million. Depreciation and amortization expense for 2003 totaled $244 million, compared with $220 million for 2002 and $269 million for 2001; for 2004, depreciation and amortization expense, excluding any potential 2004 acquisitions or divestitures, is expected to approximate $270 million. Amortization expense totaled $32 million, $39 million and $106 million in 2003, 2002 and 2001, respectively, including goodwill amortization of $93 million in 2001.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP") in the United States. However, the Company believes that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP financial measures and ratios should be viewed in addition to, and not as an alternative for, the Company's reported results.

     SALES AND OPERATIONS

     Net sales for 2003 were $10.9 billion, representing an increase of 20 percent over 2002. Excluding results from acquisitions and divestitures, net sales increased nine percent (including a two percent increase relating to the effect of currency translation) compared with 2002.

The increase in net sales in 2003 is principally due to higher unit sales volume of certain products, particularly assembled cabinets, architectural coatings, installation services, vinyl windows and faucets. The following table reconciles reported net sales to net sales excluding acquisitions and divestitures, in millions:

                                                                TWELVE MONTHS
                                                              ENDED DECEMBER 31
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
Net sales, as reported......................................  $10,936    $ 9,149
  -- Acquisitions...........................................   (1,334)      (320)
  -- Divestitures (A).......................................    --           (13)
                                                              -------    -------
Net sales, excluding acquisitions and divestitures..........    9,602      8,816
  -- Currency translation...................................     (228)     --
                                                              -------    -------
Net sales, excluding acquisitions, divestitures and the
  effect of currency........................................  $ 9,374    $ 8,816
                                                              =======    =======

(A) Refers to divestitures completed prior to January 1, 2003. Divestitures completed subsequent to January 1, 2003 are considered discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Sales related to discontinued operations are not included in the Company's net sales, as reported, for any period presented.

     The Company's gross profit margins were 30.6 percent, 31.6 percent and 30.3 percent for the years ended December 31, 2003, 2002 and 2001, respectively. The decline in the 2003 gross profit margins reflects increased sales in segments with somewhat lower margins, relatively higher International sales (which have lower gross profit margins), new product launch costs as well as increased energy costs which impacted material, freight and other operating costs.

     Selling, general and administrative expenses excluding general corporate expense as a percent of sales were 15.9 percent in 2003 compared with 14.9 percent in both 2002 and 2001, with the 2003 increase reflecting increased advertising and promotion costs as well as increased insurance and pension costs.

     Operating profit margins, as reported, were 13.0 percent, 14.2 percent and
13.0 percent in 2003, 2002 and 2001, respectively. Operating profit margins excluding general corporate expense, the income/charge for litigation settlement (2003 and 2002), the goodwill impairment charge (2003), income related to the planned disposition of businesses (2002) and goodwill amortization expense
(2001) were 14.7 percent, 16.7 percent and 15.4 percent in 2003, 2002 and 2001, respectively. The overall decline in the 2003 operating profit margins is primarily due to increased energy, insurance, pension, advertising and promotion costs as well as adjustments as discussed in the Business Segment Results related to certain United Kingdom business units.

     OTHER INCOME (EXPENSE), NET

     In 2003 and 2002, the Company recorded $19 million and $24 million, respectively, of pre-tax, non-cash charges for the write-down of certain private equity funds and other financial investments.

     Other, net in 2003 include $23 million of realized gains, net from the sale of marketable equity securities, dividend income of $25 million and $17 million of income, net regarding private equity funds. Other, net in 2003 also include a $5 million gain from the sale of the Company's equity investment in Emco, $7 million of losses on the early retirement of debt, realized foreign currency exchange losses of $5 million and other miscellaneous expenses.

     Other, net in 2002 include $39 million of realized losses, net from the sale of marketable equity securities and dividend income of $17 million. In addition, the Company incurred $14 million of losses related to interest ratelock transactions entered into in anticipation of the

Company issuing fixed-rate debt in 2002. Other items, net in 2002 include realized foreign currency exchange losses of $4 million and other miscellaneous expenses.

     In 2001, the Company recorded an aggregate $530 million pre-tax, non-cash charge for the write-down of certain investments, including $460 million for the securities of Furnishings International Inc. ("FII") held by the Company and $70 million for an other-than-temporary decline in the fair value of principally technology-related marketable equity securities investments.

     Other interest income for 2001 includes $29 million from the 12% pay-in-kind junior debt securities of FII.

     Other, net in 2001 include $13 million of realized gains, net from the sale of marketable equity securities, dividend income of $8 million and $4 million of income, net regarding private equity funds. Other items, net in 2001 also include realized foreign currency exchange losses of $7 million and other miscellaneous expenses.

     Interest expense was $262 million, $237 million and $239 million in 2003, 2002 and 2001, respectively. The increase in interest expense in 2003 is primarily due to increased fixed-rate borrowings in the last half of 2002.

     INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

     Income from continuing operations and diluted earnings per common share for 2003 were $740 million and $1.51 per common share. Income from continuing operations for 2003 includes a pre-tax, non-cash goodwill impairment charge of $142 million ($118 million or $.24 per common share, after-tax). Income from continuing operations and diluted earnings per common share for 2002 were $664 million and $1.29 per common share. Income from continuing operations in 2002 was negatively affected by a $147 million pre-tax charge for a litigation settlement ($92 million or $.18 per common share, after-tax). Income from continuing operations and diluted earnings per common share for 2001 were $203 million and $.43 per common share. Income from continuing operations for 2001 included a $530 million pre-tax ($344 million or $.72 per common share, after-tax), non-cash charge for the write-down of certain investments.

     The Company's effective tax rate for income from continuing operations was 38 percent in 2003 compared with 34 percent in 2002 and 33 percent in 2001. The increase in 2003 was due principally to a lower tax benefit related to the goodwill impairment charge as well as an increase in domestic earnings (relative to total earnings), which are taxed at a higher rate than earnings from the Company's foreign operations. The Company estimates that its effective tax rate should approximate 36 percent for 2004.

OUTLOOK FOR THE COMPANY

     Favorable sales performance has continued in early 2004 and, based on current business trends, the Company believes that it will achieve record sales and earnings for the full year 2004 from continuing operations, excluding any disposition charge. The Company expects certain operating expenses will continue to increase in 2004, including such items as energy, insurance and certain material and freight costs.

     The Company has embarked on a plan of disposition for several of its European businesses which are not core to the Company's long-term growth strategy. The dispositions are expected to be completed within the next twelve months and the Company expects to recognize a modest net loss upon the disposition of all of these businesses.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area, dollars in millions.

                                                                                               PERCENT INCREASE
                                                                                              ------------------
                                                                                               2003       2002
                                                                                                VS.        VS.
                                                               2003       2002       2001      2002       2001
                                                              -------    -------    ------    -------    -------
NET SALES:
    Cabinets and Related Products.........................    $ 3,058    $2,798     $2,567        9%         9%
    Plumbing Products.....................................      2,645     2,031      1,742       30%        17%
    Installation and Other Services.......................      2,411     1,845      1,692       31%         9%
    Decorative Architectural Products.....................      1,522     1,358      1,229       12%        10%
    Other Specialty Products..............................      1,300     1,117        785       16%        42%
                                                              -------    ------     ------
        TOTAL.............................................    $10,936    $9,149     $8,015       20%        14%
                                                              =======    ======     ======
    North America.........................................    $ 8,763    $7,686     $6,745       14%        14%
    International, principally Europe.....................      2,173     1,463      1,270       49%        15%
                                                              -------    ------     ------
        TOTAL.............................................    $10,936    $9,149     $8,015       20%        14%
                                                              =======    ======     ======

                                                                 2003     2003(B)     2002     2001(C)    2001(D)
                                                                ------    -------    ------    -------    -------
OPERATING PROFIT: (A)
    Cabinets and Related Products...........................    $  396    $  447     $  379    $  270     $  255
    Plumbing Products.......................................       317       353        334       248        241
    Installation and Other Services.........................       368       368        304       287        243
    Decorative Architectural Products.......................       195       219        311       274        261
    Other Specialty Products................................       204       235        218       152        138
                                                                ------    ------     ------    ------     ------
        TOTAL...............................................    $1,480    $1,622     $1,546    $1,231     $1,138
    General corporate expense, net..........................      (112)     (112)       (98)      (96)       (96)
    Income (charge) for litigation settlement, net..........        72        72       (147)     --         --
    Expense related to accelerated benefits.................       (16)      (16)      --        --         --
                                                                ------    ------     ------    ------     ------
        TOTAL, AS REPORTED..................................    $1,424    $1,566     $1,301    $1,135     $1,042
                                                                ======    ======     ======    ======     ======
    North America...........................................    $1,433    $1,433     $1,347    $1,080     $1,011
    International, principally Europe.......................        47       189        199       151        127
                                                                ------    ------     ------    ------     ------
        TOTAL...............................................    $1,480    $1,622     $1,546    $1,231     $1,138
    General corporate expense, net..........................      (112)     (112)       (98)      (96)       (96)
    Income (charge) for litigation settlement, net..........        72        72       (147)     --         --
    Expense related to accelerated benefits.................       (16)      (16)      --        --         --
                                                                ------    ------     ------    ------     ------
        TOTAL, AS REPORTED..................................    $1,424    $1,566     $1,301    $1,135     $1,042
                                                                ======    ======     ======    ======     ======

                                                                 2003     2003(B)     2002     2001(C)    2001(D)
                                                                ------    -------    ------    -------    -------
OPERATING PROFIT MARGIN: (A)
    Cabinets and Related Products...........................     12.9%     14.6%      13.5%     10.5%       9.9%
    Plumbing Products.......................................     12.0%     13.3%      16.4%     14.2%      13.8%
    Installation and Other Services.........................     15.3%     15.3%      16.5%     17.0%      14.4%
    Decorative Architectural Products.......................     12.8%     14.4%      22.9%     22.3%      21.2%
    Other Specialty Products................................     15.7%     18.1%      19.5%     19.4%      17.6%
    North America...........................................     16.4%     16.4%      17.5%     16.0%      15.0%
    International, principally Europe.......................      2.2%      8.7%      13.6%     11.9%      10.0%
        TOTAL...............................................     13.5%     14.8%      16.9%     15.4%      14.2%
    TOTAL OPERATING PROFIT MARGIN, AS REPORTED..............     13.0%       N/A      14.2%       N/A      13.0%

(A) Before: general corporate expense; accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer in 2003; and income (charge) regarding the Behr litigation settlement (related to the Decorative Architectural Products segment) in 2003 and 2002.

(B) Excluding goodwill impairment charge. The 2003 goodwill impairment charge was as follows: Cabinets and Related Products -- $51 million; Plumbing Products -- $36 million; Decorative Architectural Products -- $24 million and Other Specialty Products -- $31 million.

(C) Excluding goodwill amortization.

(D) Including goodwill amortization.

BUSINESS SEGMENT RESULTS DISCUSSION

     Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, the income/charge for the litigation settlement, net, the goodwill impairment charge in 2003 and goodwill amortization expense in 2001.

     CABINETS AND RELATED PRODUCTS

     Net sales of Cabinets and Related Products increased 9 percent in 2003 compared with 2002 due primarily to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new construction market in the United States, as well as a more favorable product mix. Net sales of Cabinets and Related Products increased 9 percent in 2002 compared with 2001 due to increased sales volume of cabinets largely through expansion of North American retail distribution channels at major home centers as well as new product introductions. This segment was favorably influenced by a weaker U.S. dollar in 2003 and 2002, which affected the translation of local currencies of European operations included in this segment.

     Operating profit margins were 14.6 percent, 13.5 percent and 10.5 percent for the years ended December 31, 2003, 2002 and 2001, respectively. Operating profit margins in 2003 reflect the positive effect of higher sales volume as well as lower fixed costs resulting from the rationalization of existing manufacturing capacity. Operating profit margins in 2002 were positively influenced by increased unit sales volume, profit improvement initiatives and the reduction of both plant shutdown costs and other asset write-downs, offset in part by costs related to a discontinued product line. Operating profit margins in 2001 were negatively influenced by plant shutdown costs, the under-absorption of fixed costs, higher energy costs, increased bad debt expense and the lower results of European operations.

     PLUMBING PRODUCTS

     Net sales of Plumbing Products increased 30 percent in 2003 compared with 2002 primarily due to acquisitions (principally the acquisition of the majority interest in Hansgrohe in December 2002) as well as the effect of a weaker U.S. dollar which had a favorable impact on the translation of local currencies of European operations included in this segment. Net sales of Plumbing Products increased 17 percent in 2002 compared with 2001 due to the favorable influence of new product introductions, which contributed to higher unit sales volume of faucets to retailers in 2002 as well as increased growth in the wholesale distribution channels. The increase in sales of Plumbing Products in 2002 also includes the influence of inventory reduction programs of certain key customers in the first six months of 2001, which reduced sales in 2001 and favorably influenced the 2002 versus 2001 comparisons.

     Operating profit margins were 13.3 percent, 16.4 percent and 14.2 percent for the years ended December 31, 2003, 2002 and 2001, respectively. Operating profit margins in 2003 include the effect of a recently acquired company that has lower margins than the segment average as well as inventory adjustments and a decline in operating margins of certain European operations, including a non-cash, pre-tax charge of approximately $4 million relating to a United Kingdom business unit as discussed below. Operating profit margins in 2002 include the favorable effect of a $16 million pre-tax gain relating to the reclassification of certain assets to held and used in accordance with SFAS No.
144. Operating profit margins in 2002 were favorably affected by the leveraging of fixed costs over increased unit sales volume as well as the Company's profit improvement initiatives. Operating profit margins in 2001 were negatively affected by competitive pricing pressures and the lower results of European companies.

     During 2003, the Company detected that an employee at a United Kingdom business unit in the Plumbing Products segment had circumvented internal controls and overstated operating results by approximately $4 million in 2002. This overstatement was corrected in the third quarter of 2003. The Company made the appropriate personnel changes and completed its review of the business unit in the fourth quarter of 2003 and determined that no further adjustment was necessary.

     INSTALLATION AND OTHER SERVICES

     Net sales of Installation and Other Services increased 31 percent in 2003 compared with 2002 and 9 percent in 2002 compared with 2001. The increase in net sales for this segment in 2003 and 2002 was principally attributable to acquisitions (principally the acquisition of Service Partners in September 2002) and a stronger new-housing market as well as increased sales of non-insulation products. Operating profit margins were 15.3 percent, 16.5 percent and 17.0 percent for the years ended December 31, 2003, 2002 and 2001, respectively. The decline in operating profit margins in 2003 is primarily attributable to adverse weather conditions (which reduced sales) experienced in the first half of 2003 as well as increased sales of generally lower-margin non-insulation products.

     DECORATIVE ARCHITECTURAL PRODUCTS

     Net sales of Decorative Architectural Products increased 12 percent in 2003 compared with 2002. Net sales of Decorative Architectural Products increased 10 percent in 2002 compared with 2001. The increases in net sales in 2003 and 2002 are primarily due to higher unit sales volume of paints, stains and decorative hardware through North American retail distribution channels.

     Operating profit margins were 14.4 percent, 22.9 percent and 22.3 percent for the years ended December 31, 2003, 2002 and 2001, respectively. Operating profit margins for this segment in 2003 were impacted by increased advertising costs, including additional costs associated with new in-store paint display centers, and fixed asset and inventory adjustments reflecting excess, obsolete and resourced products related to decorative hardware. Operating profit margins for 2003 also include the effect of a non-cash, pre-tax charge of approximately $55 million related to a United Kingdom business unit discussed below.

     During 2003, the Company recorded a non-cash, pre-tax charge which reduced operating profit by approximately $35 million with respect to a United Kingdom business unit in the Decorative Architectural Products segment. The charge relates primarily to a business system implementation failure which allowed former management to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003. The Company also determined that goodwill was impaired and recorded a $5 million charge in the third quarter of 2003.

     Finally, the Company determined that the strategic plan for this business unit, relative to certain product offerings and customer focus, should be changed. This revision in operating strategy resulted in 2003 charges aggregating approximately $15 million principally related to inventories and receivables.

     The Company is implementing changes to its operational and financial structure in Europe which include: reorganizing its European business operations into product groups; the addition of group operating and financial personnel; training and evaluation related to internal controls; and the expansion of both external and internal audit involvement.

     OTHER SPECIALTY PRODUCTS

     Net sales of Other Specialty Products increased 16 percent in 2003 compared with 2002, principally due to acquisitions as well as increased sales of vinyl windows. Net sales of Other Specialty Products increased 42 percent in 2002 compared with 2001, principally due to acquisitions as well as increased sales of vinyl windows. A weaker U.S. dollar in 2003 also had a favorable effect on the translation of local currencies of European operations included in this segment.

     Operating profit margins were 18.1 percent, 19.5 percent and 19.4 percent for the years ended December 31, 2003, 2002 and 2001, respectively. The operating margin decline in this segment is primarily due to increased material and insurance costs as well as lower results of European operations. The improvement in operating profit margins in 2002 was primarily due to lower levels of bad debt expense and asset write-downs in 2002 compared with 2001. The operating profit margins in 2001 were also negatively affected by the lower results of European operations.

GEOGRAPHIC AREA RESULTS DISCUSSION

     NORTH AMERICA

     Net sales from North American operations increased 14 percent in 2003 over 2002, primarily due to acquisitions as well as increased unit sales volume of assembled cabinets, installed sales of non-insulation products, paints and stains, and vinyl windows. Net sales from North American operations increased 14 percent in 2002 over 2001, primarily due to acquisitions as well as increased sales of certain products, including cabinets, paints and stains, vinyl windows and faucets.

     Operating profit margins were 16.4 percent, 17.5 percent and 16.0 percent for the years ended December 31, 2003, 2002 and 2001, respectively. The decline in operating profit margins for 2003 principally reflects increased sales in segments that have somewhat lower operating profit margins, increased energy costs as well as increased advertising and promotion costs. The improvement in operating profit margins for 2002 principally reflects the leveraging of fixed costs over increased sales volume, product mix and the influence of the Company's profit improvement initiatives.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Net sales of the Company's International operations increased 49 percent in 2003 compared with 2002, primarily due to acquisitions as well as a weaker U.S. dollar which had a favorable influence on the translation of International sales in 2003. A weaker U.S. dollar had a positive effect on the translation of European results in 2003 compared with 2002, increasing European net sales in 2003 by approximately 17 percent. Net sales of the Company's International operations increased 15 percent in 2002 compared with 2001 primarily due to acquisitions as well as the favorable impact of foreign exchange rates.

     Operating profit margins were 8.7 percent, 13.6 percent and 11.9 percent for the years ended December 31, 2003, 2002 and 2001, respectively. Operating profit margins for International operations for 2003 were adversely affected by the non-cash, pre-tax charges relating to accounting irregularities discussed previously, as well as lower margins of recently acquired companies. Operating profit margins for International operations for 2002 benefited from profit improvement initiatives. Operating profit margins for 2001 include the effect of plant start-up and system implementation costs.

                                 OTHER MATTERS

COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business. Note T to the consolidated financial statements discusses the settlements in 2002 of claims pending in the United States against the Company and its subsidiary, Behr Process Corporation, with respect to several exterior wood coating products previously manufactured by Behr.

     Other Commitments

     With respect to the Company's investments in private equity funds, the Company, at December 31, 2003, has, under certain circumstances, commitments to contribute additional capital to such funds of up to $88 million.

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase. Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock. The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was approximately $160 million at December 31, 2003, in the event of a default by a participant. The Company believes that the likelihood of any significant defaults by participants on payment of these loans is remote.

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims against builders for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items, including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

     Warranty

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the lifetime, under certain circumstances, of the original purchaser. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or service to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly. See Note T to the consolidated financial statements for the tabular disclosure.

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

     Acquisition-Related Commitments

     The Company, as part of recent purchase agreements for certain companies acquired, provides for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock. Shares that are contingently issuable under these guarantees are included in the calculation of diluted earnings per common share. See Note T to the consolidated financial statements for additional information.

     As part of other recent acquisition agreements, the Company has additional consideration payable in cash of approximately $40 million contingent on the operating performance of the acquired businesses.

CONTRACTUAL OBLIGATIONS

     The following table provides payment obligations related to current contracts for the year ended December 31, 2003, in millions:

                                                   PAYMENTS DUE BY PERIOD
                                       -----------------------------------------------
                                       LESS THAN    2-3      4-5    MORE THAN
                                        1 YEAR     YEARS    YEARS    5 YEARS    TOTAL
                                       ---------   ------   -----   ---------   ------
Long-term debt.......................    $334      $1,655   $412     $1,781     $4,182
Operating leases.....................      95         124     38        115        372
Private equity funds.................      30          30     28         --         88
Acquisition-related commitments......      27          13     --         --         40
Defined-benefit plans................      57          --     --         --         57
Purchase commitments (A).............      28           7     --         --         35
                                         ----      ------   ----     ------     ------
          Total......................    $571      $1,829   $478     $1,896     $4,774
                                         ====      ======   ====     ======     ======

       (A) Does not include contracts that do not require volume commitments or open or pending purchase orders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires that a company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the company's consolidated financial statements. The adoption of certain provisions of FIN 46, relating to variable interest entities formed prior to February 2003, has been extended to 2004. The Company believes that FIN 46 will not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revisions to SFAS No. 132 require enhanced disclosures regarding pensions and other postretirement benefits. Most of the enhanced disclosure requirements were effective for the year ended December 31, 2003; certain disclosure provisions are effective beginning in 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments."

     The Company is exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to its marketable equity securities, bond funds and other investments. The Company has limited involvement with derivative financial instruments and uses such instruments only to the extent necessary to manage exposure to fluctuations in interest rates and foreign currency fluctuations. The Company does not use derivatives for trading purposes. See Note G to the consolidated financial statements for additional information regarding the Company's derivative instruments.

     The derivatives used by the Company for the year ended December 31, 2003 consist of interest rate swaps entered into late in 2003, for the purpose of effectively converting a portion of fixed-rate debt to floating-rate debt which is expected to reduce interest expense, given current interest rates. Certain of the Company's European operations also entered into foreign exchange forward contracts for the purpose of managing exposure to currency fluctuations related to the United States dollar and the Great Britain pound.

     At December 31, 2003, the Company performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company's long-term investments. Based on the analyses performed, such changes would not be expected to materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A of the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 18, 2004

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 2003 AND 2002

                                                  (IN MILLIONS, EXCEPT SHARE DATA)
                                      ASSETS
                                                                 2003       2002
                                                                -------    -------
Current Assets:
  Cash and cash investments.................................    $   795    $ 1,067
  Receivables...............................................      1,674      1,546
  Inventories...............................................      1,019      1,056
  Prepaid expenses and other................................        316        281
                                                                -------    -------
          Total current assets..............................      3,804      3,950
Property and equipment, net.................................      2,339      2,315
Goodwill....................................................      4,491      4,297
Other intangible assets, net................................        344        354
Other assets................................................      1,171      1,134
                                                                -------    -------
          Total Assets......................................    $12,149    $12,050
                                                                =======    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................    $   334    $   321
  Accounts payable..........................................        715        541
  Accrued liabilities.......................................      1,050      1,070
                                                                -------    -------
          Total current liabilities.........................      2,099      1,932
Long-term debt..............................................      3,848      4,316
Deferred income taxes and other.............................        746        508
                                                                -------    -------
          Total Liabilities.................................      6,693      6,756
                                                                -------    -------
Commitments and contingencies
Shareholders' Equity:
  Preferred shares authorized: 1,000,000; issued: 20,000....      --         --
  Common shares authorized: 1,400,000,000; issued:
     2003 -- 458,380,000; 2002 -- 488,890,000...............        458        489
  Paid-in capital...........................................      1,443      2,207
  Retained earnings.........................................      3,299      2,784
  Accumulated other comprehensive income (loss).............        421        (22)
  Less: Restricted stock awards.............................       (165)      (164)
                                                                -------    -------
          Total Shareholders' Equity........................      5,456      5,294
                                                                -------    -------
          Total Liabilities and Shareholders' Equity........    $12,149    $12,050
                                                                =======    =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                 2003       2002      2001
                                                                -------    ------    ------
Net sales...................................................    $10,936    $9,149    $8,015
Cost of sales...............................................      7,586     6,258     5,586
                                                                -------    ------    ------
       Gross profit.........................................      3,350     2,891     2,429
Selling, general and administrative expenses................      1,856     1,459     1,294
(Income) from planned disposition of a business.............      --          (16)     --
(Income) charge for litigation settlement, net..............        (72)      147      --
Goodwill impairment charge..................................        142      --        --
Amortization of goodwill....................................      --         --          93
                                                                -------    ------    ------
       Operating profit.....................................      1,424     1,301     1,042
                                                                -------    ------    ------
Other income (expense), net:
  Impairment charge for:
     Securities of Furnishings International Inc............      --         --        (460)
     Investments............................................        (19)      (24)      (70)
  Other, net................................................         73       (39)       32
  Interest expense..........................................       (262)     (237)     (239)
                                                                -------    ------    ------
                                                                   (208)     (300)     (737)
                                                                -------    ------    ------
       Income from continuing operations before income taxes
          and minority interest.............................      1,216     1,001       305
Income taxes................................................        463       337       102
                                                                -------    ------    ------
       Income from continuing operations before minority
          interest..........................................        753       664       203
Minority interest...........................................         13      --        --
                                                                -------    ------    ------
       Income from continuing operations....................        740       664       203
Income (loss) from discontinued operations and gain, net of
  income taxes..............................................         66        18        (4)
Cumulative effect of accounting change, net.................      --          (92)     --
                                                                -------    ------    ------
       Net income...........................................    $   806    $  590    $  199
                                                                =======    ======    ======
Earnings per common share:
  Basic:
     Income from continuing operations......................      $1.54     $1.37     $ .44
     Income (loss) from discontinued operations and gain,
       net of income taxes..................................        .14       .04      (.01)
     Cumulative effect of accounting change, net............      --         (.19)     --
                                                                -------    ------    ------
     Net income.............................................      $1.68     $1.22     $ .43
                                                                =======    ======    ======
  Diluted:
     Income from continuing operations......................      $1.51     $1.29     $ .43
     Income (loss) from discontinued operations and gain,
       net of income taxes..................................        .13       .04      (.01)
     Cumulative effect of accounting change, net............      --         (.18)     --
                                                                -------    ------    ------
     Net income.............................................      $1.64     $1.15     $ .42
                                                                =======    ======    ======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                              (IN MILLIONS)
                                                               2003       2002       2001
                                                              -------    -------    -------
Cash Flows From (For):
  Operating Activities:
     Net income.............................................  $   806    $   590    $   199
     Depreciation and amortization..........................      244        220        269
     Interest on pay-in-kind notes receivable...............       --         --        (29)
     Deferred income taxes..................................      179         64        (95)
     Gain on disposition of businesses, net.................      (89)        --         --
     Loss on early retirement of debt.......................        7         --         --
     (Gain) loss on disposition of investments, net.........      (40)        53        (17)
     European charges.......................................       54         --         --
     Cumulative effect of accounting change, net............       --         92         --
     Litigation settlement, net.............................      (72)       147         --
     Impairment charges:
       Securities of Furnishings International Inc. ........       --         --        460
       Investments..........................................       19         24         70
       Goodwill.............................................      142         --         --
     Other non-cash items, net..............................      135         47         72
     Increase in receivables................................     (126)       (99)       (87)
     Decrease in inventories................................       39         11         48
     Increase in accounts payable and accrued liabilities,
       net..................................................      123         76         77
                                                              -------    -------    -------
          Net cash from operating activities................    1,421      1,225        967
                                                              -------    -------    -------
  Financing Activities:
     Increase in principally bank debt......................       46        375        474
     Payment of principally bank debt.......................     (135)    (1,179)    (2,235)
     Retirement of notes....................................     (452)        --        (87)
     Purchase of Company common stock for:
       Retirement...........................................     (779)      (166)       (67)
       Long-term stock incentive award plan.................      (48)       (31)       (49)
     Issuance of Company common stock.......................       37        598         --
     Issuance of notes, net.................................       --      1,438      2,050
     Cash dividends paid....................................     (286)      (268)      (244)
                                                              -------    -------    -------
          Net cash (for) from financing activities..........   (1,617)       767       (158)
                                                              -------    -------    -------
  Investing Activities:
     Acquisition of businesses, net of cash acquired........     (239)      (736)      (589)
     Capital expenditures...................................     (271)      (285)      (274)
     Purchases of marketable securities.....................     (377)      (582)      (425)
     Proceeds from disposition of:
       Marketable securities................................      421        306        422
       Businesses, net of cash disposed.....................      284         21        232
       Equity investment....................................       75         --         --
     Proceeds (purchases) of other investments, net.........       11        (51)       (30)
     Decrease (increase) in long-term notes receivable,
       net..................................................       19        (22)         8
     Other, net.............................................      (51)        53        (11)
                                                              -------    -------    -------
          Net cash (for) investing activities...............     (128)    (1,296)      (667)
                                                              -------    -------    -------
  Effect of exchange rates on cash and cash investments.....       52         59          1
                                                              -------    -------    -------
  (Decrease) increase for the year..........................     (272)       755        143
  Balance at January 1......................................    1,067        312        169
                                                              -------    -------    -------
  Balance at December 31....................................  $   795    $ 1,067    $   312
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                                    ACCUMULATED
                                              PREFERRED          COMMON                                OTHER       RESTRICTED
                                                SHARES           SHARES       PAID-IN   RETAINED   COMPREHENSIVE     STOCK
                                   TOTAL    ($1 PAR VALUE)   ($1 PAR VALUE)   CAPITAL   EARNINGS   INCOME (LOSS)     AWARDS
                                   ------   --------------   --------------   -------   --------   -------------   ----------
Balance, January 1, 2001.........  $3,286       $   --            $445        $  631     $2,520        $(170)        $(140)
Net income.......................     199                                                   199
Cumulative translation
  adjustments....................     (46)                                                               (46)
Unrealized gain on marketable
  securities, net of income tax
  of $16.........................      27                                                                 27
                                   ------
  Total comprehensive income.....     180
Shares issued....................     816                           17           799
Shares repurchased...............     (67)                          (3)          (64)
Cash dividends declared..........    (250)                                                 (250)
Stock-based compensation.........      (7)                                        15                                   (22)
                                   ------       ------            ----        ------     ------        -----         -----
Balance, December 31, 2001.......   3,958           --             459         1,381      2,469         (189)         (162)
Net income.......................     590                                                   590
Cumulative translation
  adjustments....................     239                                                                239
Unrealized loss on marketable
  securities, net of income tax
  credit of $9...................     (14)                                                               (14)
Minimum pension liability, net of
  income tax credit of $34.......     (58)                                                               (58)
                                   ------
  Total comprehensive income.....     757
Shares issued....................   1,016                           38           978
Shares repurchased...............    (166)                          (8)         (158)
Cash dividends declared..........    (275)                                                 (275)
Stock-based compensation.........       4                                          6                                    (2)
                                   ------       ------            ----        ------     ------        -----         -----
Balance, December 31, 2002.......   5,294           --             489         2,207      2,784          (22)         (164)
Net income.......................     806                                                   806
Cumulative translation
  adjustments....................     393                                                                393
Unrealized gain on marketable
  securities, net of income tax
  of $31.........................      53                                                                 53
Minimum pension liability, net of
  income tax credit of $1........      (3)                                                                (3)
                                   ------
  Total comprehensive income.....   1,249
Shares issued....................      64                            5            59
Shares repurchased...............    (779)                         (35)         (744)
Settlement of stock-price
  guarantees.....................     (67)                                       (67)
Cash dividends declared..........    (291)                                                 (291)
Stock-based compensation.........     (14)                          (1)          (12)                                   (1)
                                   ------       ------            ----        ------     ------        -----         -----
Balance, December 31, 2003.......  $5,456       $   --            $458        $1,443     $3,299        $ 421         $(165)
                                   ======       ======            ====        ======     ======        =====         =====

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

     Revenue Recognition. The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provisions for discounts, returns and allowances. The Company generally recognizes customer program costs, including cooperative advertising and customer incentives, as a reduction to net sales. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

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

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances where a risk of default has been identified and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is maintained for customer incentive rebates and is generally based upon sales activity. Accounts and notes receivable are presented net of certain allowances (including allowances for doubtful accounts) of $84 million and $69 million at December 31, 2003 and 2002, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance and repair costs are charged against earnings as incurred.

     Customer Promotion Costs. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing arrangements, promotions and other volume-based incentives. In-store displays that are owned by the Company and used to market the Company's products are included in other assets in the consolidated balance

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A. ACCOUNTING POLICIES -- (CONTINUED)

sheets and are amortized over the expected useful life of three years; related amortization expense is classified in selling expense in the consolidated statements of income.

     Depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $206 million, $175 million and $155 million in 2003, 2002 and 2001, respectively.

     Goodwill and Other Intangible Assets. On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company has provided a supplemental disclosure of adjusted net income and basic and diluted earnings per common share for the twelve months ended December 31, 2001 in Note I to the consolidated financial statements. The Company performs impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares fair value of the reporting units to the carrying value of the reporting units. Fair value is determined using a discounted cash flow method. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.

     Fair Value of Financial Instruments and Derivative Instruments. The carrying value of financial instruments reported in the consolidated balance sheets for current assets, current liabilities and long-term variable-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments (other than those accounted for using the equity method of accounting) is based principally on information from investment fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments is based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of non-current investments and long-term debt at December 31, 2003 was approximately $956 million and $4,129 million, as compared with the aggregate carrying value of $980 million and $3,849 million, respectively, and at December 31, 2002 such aggregate market value was approximately $875 million and $4,572 million, as compared with the aggregate carrying value of $963 million and $4,316 million, respectively.

     The Company has limited involvement with derivative financial instruments and does not use derivatives for trading purposes. The Company may use derivative financial instruments to manage exposures to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are recorded in the consolidated balance sheet as either an asset or liability measured at fair value. For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of change.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A. ACCOUNTING POLICIES -- (CONTINUED)

     Stock Options and Awards. The Company elected to change its method of accounting for stock-based compensation and implemented the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and
Disclosure -- an amendment to SFAS No. 123," for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 are accounted for using the fair value method and options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. In 2003, 5,121,800 option shares, including restoration option shares, net of cancellations, were awarded and the related expense of $3 million was included in the Company's consolidated statement of income for the year ended December 31, 2003. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued stock options, in millions, except per common share amounts:

                                                         2003    2002    2001
                                                         -----   -----   ----
Net income, as reported................................  $ 806   $ 590   $199
Add:
  Stock-based employee compensation expense included in
     reported net income, net of tax...................     41      21     20
Deduct:
  Stock-based employee compensation expense, net of
     tax...............................................    (41)    (21)   (20)
  Stock-based employee compensation expense determined
     under the fair value based method for stock
     options granted prior to 2003, net of tax.........    (12)    (17)   (18)
                                                         -----   -----   ----
Pro forma net income...................................  $ 794   $ 573   $181
                                                         =====   =====   ====
Earnings per common share:
  Basic as reported....................................  $1.68   $1.22   $.43
  Basic pro forma......................................  $1.66   $1.18   $.39
  Diluted as reported..................................  $1.64   $1.15   $.42
  Diluted pro forma....................................  $1.62   $1.12   $.38

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of option shares, including restoration options, granted in 2003, 2002 and 2001, were $8.89, $6.66 and $7.94, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate -- 3.3%, 3.8% and 5.2%; dividend yield -- 2.3%, 2.7% and 2.1%; volatility factor -- 37%, 37% and 36%; and expected option life -- 7 years, 6 years and 6 years.

     Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2003 presentation in the consolidated financial statements. The results of operations related to 2003 dispositions of businesses have been reclassified in the consolidated statements of income for 2003, 2002 and 2001. The assets and liabilities of these discontinued operations as of December 31, 2002 have not been reclassified in the accompanying consolidated balance sheet and related notes. In the Company's consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A. ACCOUNTING POLICIES -- (CONCLUDED)

     Recently Issued Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires that a company that has a controlling interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the company's consolidated financial statements. The adoption of certain provisions of FIN 46, relating to variable interest entities formed prior to February 2003, has been extended to 2004. The Company believes that FIN 46 will not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revisions to SFAS No. 132 require enhanced disclosures regarding pensions and other postretirement benefits. Most of the enhanced disclosure requirements were effective for the year ended December 31, 2003; certain disclosure provisions are effective beginning in 2004.

B. DISCONTINUED OPERATIONS

     On September 30, 2003, the Company completed the sale of its Baldwin Hardware and Weiser Lock businesses. Baldwin and Weiser were included in the Decorative Architectural Products segment and manufacture a wide range of architectural and decorative products, including builders' hardware and locksets. In a separate transaction on September 30, 2003, the Company also completed the sale of the Marvel Group. Marvel manufactures office workstations and machine stands, and was included in the Other Specialty Products segment. The sale of these businesses reflects the Company's continuing commitment to deploy the Company's assets in businesses that support its operating strategies and provide the greatest opportunities to create value for the Company's shareholders. Total proceeds from the sale of these companies were $289 million, including cash of $286 million and notes receivable of $3 million.

     On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective. This statement addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. Based on SFAS No. 144, the Company has accounted for the 2003 dispositions of businesses as discontinued operations.

     Selected financial information for these discontinued operations is as follows for the years ended December 31, 2003 (prior to disposition), 2002 and 2001, in millions:

                                                              2003   2002   2001
                                                              ----   ----   ----
Net sales...................................................  $198   $271   $269
                                                              ----   ----   ----
Income (loss) before income taxes...........................  $ 21   $ 29   $ (4)
Gain on dispositions of businesses, net.....................    89    --     --
Income taxes................................................   (44)   (11)   --
                                                              ----   ----   ----
  Income (loss) from discontinued operations and gain, net
     of income taxes........................................  $ 66   $ 18   $ (4)
                                                              ====   ====   ====

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

B. DISCONTINUED OPERATIONS -- (CONCLUDED)

     Income taxes in the table above include income taxes on the gain on disposal of discontinued operations of $37 million in the year ended December 31, 2003. Total assets of discontinued operations sold in September 2003 consisted primarily of accounts receivable of $44 million, inventories of $41 million, property and equipment, net of $114 million and other assets of $18 million (including goodwill of $16 million). Total liabilities of discontinued operations consisted primarily of accounts payable of $12 million, accrued salaries, wages and related benefits of $5 million and other accrued expenses of $3 million.

C. ACQUISITIONS

     During 2003, the Company acquired PowerShot Tool Company, Inc. (Other Specialty Products segment), and several relatively small installation service companies (Installation and Other Services segment). PowerShot Tool Company is a manufacturer of fastening products, including staple guns, glue guns, hammer tackers and riveting products, headquartered in New Jersey. The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these acquisitions was $63 million, and included cash of $57 million and debt of $6 million.

     Certain recent purchase agreements provide for the payment of additional consideration in either cash or common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock. Common shares that are contingently issuable at December 31, 2003 have been included in the computation of diluted earnings per common share for 2003. The Company also paid an additional $182 million of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments, in 2003, relating to previously acquired companies.

     During 2002, the Company acquired several businesses. The aggregate net purchase price of these 2002 acquisitions was $1.2 billion, including cash of $699 million, assumed debt of $81 million and Company common stock valued at $399 million. The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of identifiable net assets acquired, totaling approximately $1 billion, represented acquired goodwill.

     The results of these 2002 acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Had these companies been acquired effective January 1, 2001 and 2002, pro forma unaudited consolidated net sales, income before cumulative effect of accounting change, net income and diluted earnings per common share would have been as follows, in millions, except per common share amounts:

                                                                 TWELVE MONTHS
                                                                     ENDED
                                                                  DECEMBER 31
                                                               -----------------
                                                                2002       2001
                                                               -------    ------
Net sales..................................................    $10,259    $9,403
Income before cumulative effect of accounting change, net..    $   728    $  259
Net income.................................................    $   636    $  259
Diluted earnings per common share..........................    $  1.21    $  .53

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

C. ACQUISITIONS -- (CONCLUDED)

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

     As a result of recent acquisition agreements, the Company leases operating facilities from certain related parties, primarily former owners (and current General Managers) of companies acquired.

D. EUROPEAN CHARGES

     During 2003, the Company recorded a non-cash, pre-tax charge which reduced operating profit by approximately $35 million with respect to a United Kingdom business unit in the Decorative Architectural Products segment. The charge relates primarily to a business system implementation failure which allowed former management of the business unit to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003. The Company also determined that goodwill related to this business unit was impaired and recorded an additional $5 million charge in the third quarter of 2003.

     Finally, the Company determined that the strategic plan for this business unit, relative to certain product offerings and customer focus, should be changed. This revision in operating strategy resulted in 2003 charges aggregating approximately $15 million related principally to inventories and receivables.

     During 2003, the Company also detected that an employee at a United Kingdom business unit in the Plumbing Products segment had circumvented internal controls and overstated operating results by approximately $4 million in 2002. The Company completed its review of the business unit in the fourth quarter of 2003 and determined that no further adjustment was necessary.

     The Company is implementing changes to its operational and financial structure in Europe which include: reorganizing its European business operations into product groups; the addition of group operating and financial personnel; training and evaluation related to internal controls; and the expansion of both external and internal audit involvement.

E. INVENTORIES

                                                                   (IN MILLIONS)
                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2003      2002
                                                                ------    ------
Finished goods..............................................    $  472    $  497
Raw material................................................       405       410
Work in process.............................................       142       149
                                                                ------    ------
                                                                $1,019    $1,056
                                                                ======    ======

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Cost in inventory includes purchased parts, materials, direct labor and applied manufacturing overhead.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F. INVESTMENTS

EQUITY INVESTMENTS

     In April 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited, a Canadian distributor of plumbing and related products with approximate 2002 sales of $860 million, for cash proceeds of $75 million. The sale resulted in a pre-tax gain of $5 million.

     In December 2002, the Company acquired an additional 37 percent ownership of Hansgrohe AG, a German manufacturer of plumbing-related products, resulting in a majority ownership of approximately 64 percent. Accordingly, the assets and liabilities of Hansgrohe AG have been included in the Company's consolidated financial statements at December 31, 2003 and 2002. For the year ended December 31, 2002, the Company recorded equity earnings from Hansgrohe AG; the Company began consolidating the majority interest in the operating results of Hansgrohe AG in January 2003.

FINANCIAL INVESTMENTS

     The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other long-term assets are the following financial investments, in millions:

                                                                AT DECEMBER 31
                                                                ---------------
                                                                2003       2002
                                                                ----       ----
Marketable equity securities................................    $392       $216
Bond funds..................................................     125        230
Private equity funds........................................     332        346
Metaldyne Corporation.......................................      76         68
TriMas Corporation..........................................      25         25
Equity investments..........................................     --          68
Other investments...........................................       9          9
                                                                ----       ----
  Total.....................................................    $959       $962
                                                                ====       ====

     In November 2000, the Company reduced its common equity ownership in Metaldyne Corporation (formerly MascoTech, Inc.) through a recapitalization merger with an affiliate of Heartland Industrial Partners, L.P. The Company currently owns 6 percent of the common equity of Metaldyne. The Company also holds preferred stock of Metaldyne, which accrues dividends at the rate of 15 percent per year. In June 2002, Metaldyne sold approximately 66 percent of the fully diluted common equity of its TriMas Corporation subsidiary to Heartland Industrial Partners, L.P. The Company exercised its right to its proportionate share and acquired approximately 6 percent of TriMas Corporation for $25 million.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F. INVESTMENTS -- (CONTINUED)

     The Company's investments in marketable equity securities and bond funds at December 31, 2003 and 2002 were as follows, in millions:

                                                            PRE-TAX
                                                    ------------------------
                                                    UNREALIZED    UNREALIZED    RECORDED
                                      COST BASIS      GAINS         LOSSES       BASIS
                                      ----------    ----------    ----------    --------
DECEMBER 31, 2003
Marketable equity securities......       $361          $35           $ (4)        $392
Bond funds........................       $115          $10           $ --         $125
DECEMBER 31, 2002
Marketable equity securities......       $264          $ 2           $(50)        $216
Bond funds........................       $225          $ 5           $ --         $230

     The following table summarizes the gross unrealized losses and fair value of the Company's investments in marketable securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003, in millions:

                                                              12 MONTHS OR MORE
                                                           ------------------------
                                                                         UNREALIZED
                                                           FAIR VALUE       LOSS
                                                           ----------    ----------
Marketable equity securities...........................       $117          $(4)
                                                              ----          ---
Total temporarily impaired securities..................       $117          $(4)
                                                              ====          ===

     Investments in marketable equity securities and bond funds are accounted for as available-for-sale. Accordingly, the Company records these investments at fair value, and unrealized gains and losses (that are deemed to be temporary) are recognized, net of tax effects, through shareholders' equity, as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on specific identification. The Company has investments in over 100 different equity securities and bond funds at December 31, 2003; the unrealized loss is primarily related to one marketable equity security, Furniture Brands International common stock, which was received in June 2002 from the Company's investment in Furnishings International Inc. debt. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other than temporary. The unrealized loss related to this security is three percent of the market value of this investment and one percent of the total market value of the Company's investments in marketable equity securities. Based on the Company's review, the Company considers the unrealized loss related to this investment to be temporary.

     The Company's investments in private equity funds and other investments are carried at cost and are evaluated for impairment at each reporting period or when circumstances, including the maturity of the fund, indicate an impairment may exist. At December 31, 2003, the

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F. INVESTMENTS -- (CONCLUDED)

carrying value of the Company's investments in private equity funds exceeded the estimated market value, as determined by the fund managers, by approximately $24 million.

     Income (loss) from financial investments is included in other, net within other income and (expense), net, and is summarized as follows, in millions:

                                                              2003    2002    2001
                                                              ----    ----    ----
Realized gains from marketable securities.................    $ 38    $ 13    $ 45
Realized losses from marketable securities................     (15)    (52)    (32)
Dividend income from marketable securities................      16       9       3
Income (expense) from other investments, net..............      17     --        4
Dividend income from other investments....................       9       8       5
Termination of interest ratelock..........................     --      (14)    --
                                                              ----    ----    ----
  Income (loss) from financial investments................    $ 65    $(36)   $ 25
                                                              ====    ====    ====
Impairment charge:
  Marketable equity securities............................    $ (3)   $ (6)   $(70)
  Private equity funds....................................     (16)    (18)    --
                                                              ----    ----    ----
     Total................................................    $(19)   $(24)   $(70)
                                                              ====    ====    ====

     During 2003, the Company recognized impairment charges aggregating $19 million related to investments in an equity security and private equity funds. In the fourth quarter of 2002, the Company recognized impairment charges of $24 million principally related to certain of its investments in private equity funds and other financial investments. During 2001, the Company recognized impairment charges of $70 million related to principally technology-related marketable equity securities.

G. DERIVATIVES

     During 2003, the Company entered into interest rate swaps for the purpose of reducing interest expense related to certain fixed-rate debt. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swaps are designated a fair-value hedge and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense or income over the term of the agreement.

     The average variable rates are based on the London Interbank Offered Rate ("LIBOR") plus a fixed adjustment factor. The average effective rate on the interest rate swaps is 2.25%. At December 31, 2003, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed rate debt due July 15, 2012 with an interest rate of 5.875%. The amount recognized as a reduction of interest expense was approximately $3 million for the year ended December 31, 2003. The interest rate swaps are considered 100 percent effective; therefore, the favorable market valuation adjustment of $7 million is recorded in other assets with a corresponding increase in long-term debt in the Company's consolidated balance sheet at December 31, 2003.

     At December 31, 2003, certain of the Company's European operations had entered into foreign currency forward contracts with notional amounts of $10 million and $7 million to manage exposure to currency fluctuations in the United States dollar and Great Britain pound, respectively. Based on year-end market prices, no asset or liability was recorded, as the forward

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

G. DERIVATIVES -- (CONCLUDED)

price is substantially the same as the contract price. The counterparties to the Company's forward contracts are major financial institutions. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

H. PROPERTY AND EQUIPMENT

                                                                   (IN MILLIONS)
                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2003      2002
                                                                ------    ------
Land and improvements.......................................    $  197    $  180
Buildings...................................................       979       930
Machinery and equipment.....................................     2,421     2,351
                                                                ------    ------
                                                                 3,597     3,461
Less: accumulated depreciation..............................     1,258     1,146
                                                                ------    ------
                                                                $2,339    $2,315
                                                                ======    ======

     The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense, recorded in the consolidated statements of income, for the Company totaled approximately $129 million, $137 million and $122 million during 2003, 2002 and 2001, respectively. Future minimum lease payments at December 31, 2003 were approximately as follows:
2004 -- $95 million; 2005 -- $72 million; 2006 -- $52 million; 2007 -- $38 million; and 2008 and beyond -- $115 million.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, by segment, are as follows, in millions:

                                                  BALANCE                     PRE-TAX                 BALANCE
                                                  DEC. 31,                   IMPAIRMENT               DEC. 31,
                                                    2001     ADDITIONS (A)     CHARGE     OTHER (B)     2002
                                                  --------   -------------   ----------   ---------   --------
Cabinets and Related Products...................   $  521       $   26         $ (19)       $ 58       $  586
Plumbing Products...............................      215          204            (8)         30          441
Installation and Other Services.................      958          746            --         (11)       1,693
Decorative Architectural Products...............      455            5           (31)         --          429
Other Specialty Products........................    1,085           78           (59)         44        1,148
                                                   ------       ------         -----        ----       ------
  Total.........................................   $3,234       $1,059         $(117)       $121       $4,297
                                                   ======       ======         =====        ====       ======

                                         BALANCE                                    PRE-TAX                 BALANCE
                                         DEC. 31,                   DISCONTINUED   IMPAIRMENT               DEC. 31,
                                           2002     ADDITIONS (A)    OPERATIONS      CHARGE     OTHER (B)     2003
                                         --------   -------------   ------------   ----------   ---------   --------
Cabinets and Related Products..........   $  586        $ 99            $ --         $ (51)       $ 74       $  708
Plumbing Products......................      441          17              --           (36)         57          479
Installation and Other Services........    1,693          14              --            --          (6)       1,701
Decorative Architectural Products......      429          --             (16)          (24)         12          401
Other Specialty Products...............    1,148          38              --           (31)         47        1,202
                                          ------        ----            ----         -----        ----       ------
 Total.................................   $4,297        $168            $(16)        $(142)       $184       $4,491
                                          ======        ====            ====         =====        ====       ======

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I. GOODWILL AND OTHER INTANGIBLE ASSETS -- (CONTINUED)

(A) Additions principally include acquisitions and contingent consideration for prior acquisitions of $45 million and $123 million, respectively, for 2003 and $1,016 million and $43 million, respectively, for 2002.

(B) Other principally includes foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations.

     The Company completed the annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2003. This test indicated that other indefinite-lived intangible assets were not impaired; however, goodwill recorded for certain of the Company's European businesses was impaired principally due to the continuing weakness in certain European markets. The Company recognized a non-cash, pre-tax impairment charge of $137 million ($113 million after-tax). The Company also recorded a non-cash goodwill impairment charge of $5 million related to a European business, as discussed in Note D.

     The Company completed the transitional goodwill and other indefinite-lived intangible assets impairment testing in 2002. This evaluation indicated that other indefinite-lived intangible assets were not impaired; however, goodwill recorded for certain of the Company's businesses, principally in Europe, was impaired. Certain of the Company's European businesses had been affected by weak market and economic conditions. On adoption of SFAS No. 142, a non-cash, pre-tax impairment charge of $117 million ($92 million, net of income tax credit of $25 million), was recognized as a cumulative effect of change in accounting principle, effective January 1, 2002.

     The income tax credit for 2003 and 2002 was reduced due to a portion of the impaired goodwill being non-deductible for tax purposes.

     Other indefinite-lived intangible assets of $255 million at December 31, 2003 primarily include registered trademarks. The carrying value of the Company's definite-lived intangible assets is $89 million at December 31, 2003 (net of accumulated amortization of $53 million) and principally includes customer relationships and non-compete agreements, with a weighted average amortization period of nine years. Amortization expense related to the definite-lived intangible assets was $26 million in both 2003 and 2002.

     At December 31, 2003, amortization expense related to the definite-lived intangible assets during each of the next five years was approximately as follows: 2004 -- $20 million; 2005 -- $15 million; 2006 -- $11 million;
2007 -- $8 million; and 2008 -- $6 million.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I. GOODWILL AND OTHER INTANGIBLE ASSETS -- (CONCLUDED)

     The following table illustrates 2001 net income and earnings per common share assuming goodwill was not subject to amortization during 2001, in millions, except per share data:

Net income as reported......................................    $199
Goodwill amortization, net of tax...........................      78
                                                                ----
Net income as adjusted......................................    $277
                                                                ====
Earnings per common share:
  Basic as reported.........................................    $.43
  Goodwill amortization, net of tax.........................     .17
                                                                ----
  Basic as adjusted.........................................    $.60
                                                                ====
  Diluted as reported.......................................    $.42
  Goodwill amortization, net of tax.........................     .16
                                                                ----
  Diluted as adjusted.......................................    $.58
                                                                ====

J. OTHER ASSETS

                                                                   (IN MILLIONS)
                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2003      2002
                                                                ------    ------
Financial investments (Note F)..............................    $  959    $  962
In-store displays...........................................        99        53
Debenture expense...........................................        23        27
Notes receivable............................................        13        32
Other, net..................................................        77        60
                                                                ------    ------
  Total.....................................................    $1,171    $1,134
                                                                ======    ======

K. ACCRUED LIABILITIES

     The Company's accrued liabilities were comprised as follows, in millions:

                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2003      2002
                                                                ------    ------
Salaries, wages and commissions.............................    $  191    $  167
Insurance...................................................       157       128
Advertising and sales promotion.............................       128       133
Employee retirement plans...................................        89        93
Dividends payable...........................................        76        71
Interest....................................................        75        83
Litigation..................................................        69       146
Property, payroll and other taxes...........................        48        39
Contingent acquisition-related payments.....................        27        37
Income taxes................................................        15         4
Other.......................................................       175       169
                                                                ------    ------
                                                                $1,050    $1,070
                                                                ======    ======

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L. LONG-TERM DEBT

                                                                   (IN MILLIONS)
                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2003      2002
                                                                ------    ------
Notes and debentures:
  6.125%, due Sept. 15, 2003................................    $ --      $  200
  6    %, due May 3, 2004...................................       266       500
  6.75 %, due Mar. 15, 2006.................................       800       800
  4.625%, due Aug. 15, 2007.................................       300       300
  5.75 %, due Oct. 15, 2008.................................       100       100
  5.875%, due July 15, 2012.................................       850       850
  7.125%, due Aug. 15, 2013.................................       200       200
  6.625%, due Apr. 15, 2018.................................       114       114
  7.75 %, due Aug. 1, 2029..................................       296       296
  6.5  %, due Aug. 15, 2032.................................       300       300
Zero Coupon Convertible Senior Notes due 2031...............       798       773
Notes payable to banks......................................      --        --
Other.......................................................       158       204
                                                                ------    ------
                                                                 4,182     4,637
Less: current portion.......................................       334       321
                                                                ------    ------
                                                                $3,848    $4,316
                                                                ======    ======

     All of the notes and debentures above are senior indebtedness and, other than bank notes and Zero Coupon Convertible Senior Notes, are nonredeemable.

     In July 2001, the Company issued Zero Coupon Convertible Senior Notes due 2031 ("Notes"), resulting in gross proceeds of approximately $750 million. If the Notes were outstanding in July 2031, the accreted value would be $1.9 billion. The issue price per Note was $394.45 per $1,000 principal amount which represents a yield to maturity of 3 1/8% compounded semi-annually. The Company will not pay cash interest on the Notes prior to maturity except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes in the aggregate can convert the Notes into approximately 24 million shares of Company common stock if the average price of Company common stock for a period of 20 trading days exceeds 119 1/3%, declining by 1/3% each year hereafter, of the accreted value of a Note ($426 per $1,000 principal amount at maturity as of December 31, 2003) divided by the conversion rate of 12.7243 shares for each $1,000 principal amount at maturity of the Note or $39.94 per common share at December 31, 2003. The Notes also become convertible if the Company's credit rating is reduced to below investment grade, or if certain actions are taken by the Company.

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

     In addition, holders of the Notes have the option to require that the Notes be repurchased by the Company on January 20, 2005 and 2007; July 20, 2011; and every five years thereafter. The Company at its option can satisfy any such repurchase with Company common stock or cash. If the Notes were to be put back to the Company, the Company expects to settle the Notes for cash,

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L. LONG-TERM DEBT -- (CONCLUDED)

and accordingly, the Notes are not included in the calculation of diluted earnings per common share. The Company currently has the ability to refinance any such repurchase with other long-term debt.

     Before July 20, 2002, the Company could not redeem the Notes. From July 20, 2002 to January 25, 2007, the Company may redeem all, but not part, of the Notes at their accreted value subject to the Company's stock price achieving the conversion price as noted above. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

     Debt issuance costs related to the Notes totaled $15 million and were amortized using the straight-line method through July 20, 2002.

     At December 31, 2003, debt agreements with banks syndicated in the United States relate to a $1.25 billion Amended and Restated 5-year Revolving Credit Agreement with a group of banks due and payable in November 2005 and a $750 million 364-day Revolving Credit Agreement that expires in November 2004. These agreements allow for borrowings denominated in U.S. dollars or European euros. There were no borrowings under either agreement during 2003. Interest is payable on borrowings under these agreements based on various floating rate options as selected by the Company (approximately 2.4 percent for the year ended December 31, 2002).

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2003, the Company had additional borrowing capacity, subject to availability, of up to $2.5 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2003, the Company's net worth exceeded such requirement by approximately $2 billion.

     At December 31, 2003, the maturities of long-term debt during each of the next five years (assuming the Company will finance the put option, if exercised, related to the Zero Coupon Notes with the 5-year Revolver) were approximately as follows: 2004 -- $334 million; 2005 -- $842 million; 2006 -- $813 million;
2007 -- $307 million; and 2008 -- $105 million.

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

     Interest paid was approximately $282 million, $204 million and $246 million in 2003, 2002 and 2001, respectively.

M. SHAREHOLDERS' EQUITY

     In December 2003, the Company's Board of Directors authorized the repurchase of up to 50 million shares of the Company's common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2002. At December 31, 2003, the Company had remaining authorization to repurchase up to 48 million shares of its common stock in open-market transactions or otherwise. Approximately 35 million, 8 million and 3 million common shares were repurchased and retired in 2003, 2002 and 2001, respectively, at a cost aggregating approximately $779 million, $166 million and $67 million in 2003, 2002 and 2001, respectively.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

M. SHAREHOLDERS' EQUITY -- (CONTINUED)

     On the basis of amounts paid (declared), cash dividends per common share were $.58 ($.60) in 2003, $.54 1/2 ($.55) in 2002 and $.52 1/2 ($.53) in 2001,
respectively. In 2003, the Company increased its quarterly cash dividend by 14 percent (a larger percentage than in recent years) to $.16 per common share from $.14 per common share.

     In May 2002, the Company sold 22 million shares of Company common stock in a public offering, resulting in proceeds to the Company of $598 million (net of issuance costs of $14 million).

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The Company's total comprehensive income (loss) was as follows, in millions:

                                                                TWELVE MONTHS
                                                                    ENDED
                                                                 DECEMBER 31
                                                                --------------
                                                                 2003     2002
                                                                ------    ----
Net income..................................................    $  806    $590
Other comprehensive income (loss):
  Cumulative translation adjustments........................       393     239
  Unrealized gain (loss) on marketable securities, net of
     income tax effect......................................        53     (14)
  Minimum pension liability, net of income tax credit.......        (3)    (58)
                                                                ------    ----
     Total comprehensive income.............................    $1,249    $757
                                                                ======    ====

     The unrealized gain (loss) on marketable equity securities and bond funds is net of income tax (credit) of $31 million and $(9) million for the years ended December 31, 2003 and 2002, respectively. The minimum pension liability is net of income tax (credit) of $(1) million and $(34) million for the years ended December 31, 2003 and 2002, respectively.

     The components of accumulated other comprehensive income (loss) were as follows, in millions:

                                                                     AT
                                                                DECEMBER 31
                                                                ------------
                                                                2003    2002
                                                                ----    ----
Unrealized gain (loss) on marketable securities.............    $ 26    $(27)
Minimum pension liability...................................     (61)    (58)
Cumulative translation adjustments..........................     456      63
                                                                ----    ----
Accumulated other comprehensive income (loss)...............    $421    $(22)
                                                                ====    ====

     Unrealized loss on marketable equity securities and bond funds is reported net of income tax (credit) of $15 million and $(16) million at December 31, 2003 and 2002, respectively.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

M. SHAREHOLDERS' EQUITY -- (CONCLUDED)

     The minimum pension liability is reported net of tax credit of $35 million and $34 million at December 31, 2003 and 2002, respectively.

     Realized gains (losses) on marketable securities of $13 million and $(30) million, net of tax effect, for 2003 and 2002, respectively, were included in determining net income and were reclassified from accumulated other comprehensive income.

N. STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 2003, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of compensation to non-employee Directors partially in Company common stock.

RESTRICTED LONG-TERM STOCK AWARDS

     The Company granted long-term stock awards, net of cancellations, for 2,153,000 shares, 1,315,000 shares and 2,582,000 shares of Company common stock during 2003, 2002 and 2001, respectively, to key employees and non-employee Directors of the Company. These long-term stock awards do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market. The weighted average grant date fair value per share of long-term stock awards granted during 2003, 2002 and 2001 was $19, $23 and $23, respectively. Compensation expense for the annual vesting of long-term stock awards was $50 million (including $15 million of accelerated expense due to the unexpected passing of the Company's President and Chief Operating Officer), $29 million and $26 million in 2003, 2002 and 2001, respectively. The unvested stock awards, aggregating approximately $165 million (10 million common shares) and $164 million (10 million common shares) at December 31, 2003 and 2002, respectively, are included in shareholders' equity and are being expensed over the respective vesting periods, principally 10 years.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In 2003 and 2002, the Company issued stock appreciation rights ("SARs") to foreign employees with cash compensation linked to the value of 287,800 shares and 332,000 shares, respectively, of Company common stock. The Company also issued phantom stock awards linked to the value of 160,500 shares, 25,700 shares and 64,600 shares of Company common stock for the years ended December 31, 2003, 2002 and 2001, respectively. Compensation expense related to SARs and phantom stock awards for 2003, 2002 and 2001 was $12 million, $3 million and $5 million, respectively.

STOCK OPTIONS

     Fixed stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning on the first or second anniversary from the date of grant and expire no later than 10 years after the grant date.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

N. STOCK OPTIONS AND AWARDS -- (CONCLUDED)

     During 2003, the Company granted stock options for 4,509,100 shares of Company common stock and restoration stock options for 567,200 shares with grant date exercise prices ranging from $23 to $28 (the market prices on the grant dates). During 2002, the Company granted stock options for 4,980,600 shares of Company common stock and restoration stock options for 1,051,400 shares with grant date exercise prices ranging from $20 to $29 (the market prices on the grant dates). During 2001, the Company granted stock options for 3,251,000 shares of Company common stock and restoration stock options for 717,600 shares with grant date exercise prices ranging from $21 to $26 (the market prices on the grant dates). The Company also granted stock options for 48,000 shares, 48,000 shares and 128,000 shares of Company common stock in 2003, 2002 and 2001, respectively, to non-employee Directors of the Company with exercise prices of $23, $27 and $22, respectively (the market prices on the grant dates). The Company recorded $3 million of stock option expense in the consolidated statement of income for the year ended December 31, 2003, for stock options granted, modified or settled subsequent to January 1, 2003.

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 2003 is presented below, shares in millions:

                                                               2003    2002    2001
                                                               ----    ----    ----
Option shares outstanding, January 1........................    26      22      22
  Weighted average exercise price...........................   $21     $21     $19
Option shares granted, including restoration options........     5       6       4
  Weighted average exercise price...........................   $27     $21     $22
Option shares exercised.....................................     4       2       3
  Weighted average exercise price...........................   $20     $19     $12
Option shares canceled......................................     1     --        1
  Weighted average exercise price...........................   $22     $20     $25
Option shares outstanding, December 31......................    26      26      22
  Weighted average exercise price...........................   $22     $21     $21
  Weighted average remaining option term (in years).........     6       7       7
Option shares exercisable, December 31......................    10       9       6
  Weighted average exercise price...........................   $22     $23     $23

     The following table summarizes information for option shares outstanding and exercisable at December 31, 2003, shares in millions:

          OPTION SHARES OUTSTANDING             OPTION SHARES EXERCISABLE
---------------------------------------------   --------------------------
                        WEIGHTED     WEIGHTED                   WEIGHTED
                         AVERAGE     AVERAGE                     AVERAGE
RANGE OF   NUMBER OF    REMAINING    EXERCISE    NUMBER OF      EXERCISE
 PRICES     SHARES     OPTION TERM    PRICE        SHARES         PRICE
--------   ---------   -----------   --------   ------------   -----------
 $14-18          2       2 Years       $16             1           $16
  19-22         16       7 Years        20             6            20
  23-27          1       6 Years        25         --               25
  28-31          7       7 Years        28             3            29
--------   ---------   -----------   --------   ------------   -----------
 $14-31         26       6 Years       $22            10           $22
========   =========   ===========   ========   ============   ===========

     At December 31, 2003, a total of 10,167,000 shares and 503,000 shares of Company common stock were available under the Plan and the 1997 Plan, respectively, for the granting of stock options or restricted long-term stock awards.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution pension plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory profit-sharing plans, to which payments are determined annually by the Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company's pension, retirement and profit-sharing plans were $106 million in 2003, $74 million in 2002 and $64 million in 2001.

     Net periodic pension cost for the Company's domestic qualified defined-benefit pension plans includes the following components, in millions:

                                                               2003    2002    2001
                                                               ----    ----    ----
Service cost...............................................    $12     $10     $ 9
Interest cost..............................................     30      19      15
Expected return on plan assets.............................    (24)    (17)    (13)
Amortization of transition asset...........................     --      --      (1)
Amortization of prior-service cost.........................     --      --       1
Amortization of net loss...................................      6       2       1
                                                               ---     ---     ---
Net periodic pension cost..................................    $24     $14     $12
                                                               ===     ===     ===

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's domestic qualified defined-benefit pension plans at December 31, in millions:

                                                                2003     2002
                                                                -----    -----
Changes in projected benefit obligation:
  Projected benefit obligation at January 1.................    $ 456    $ 204
  Service cost..............................................       11        9
  Interest cost.............................................       30       16
  Plan amendments...........................................        3     --
  Actuarial loss............................................       30       24
  Business combinations.....................................     --        212
  Settlements...............................................       (4)    --
  Benefit payments..........................................      (29)      (9)
                                                                -----    -----
     Projected benefit obligation at December 31............    $ 497    $ 456
                                                                =====    =====
Changes in fair value of plan assets:
  Fair value of plan assets at January 1....................    $ 273    $ 146
  Actual return on plan assets..............................       77      (15)
  Business combinations.....................................     --        129
  Company contributions.....................................       43       23
  Settlements...............................................       (4)    --
  Benefit payments..........................................      (29)      (9)
  Expenses/other............................................     --         (1)
                                                                -----    -----
     Fair value of plan assets at December 31...............    $ 360    $ 273
                                                                =====    =====

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS -- (CONTINUED)


                                                                2003     2002
                                                                -----    -----
Funded status of qualified defined-benefit pension plans:
  Plan assets (less than) projected benefit obligation at
     December 31............................................    $(137)   $(183)
  Unamortized prior-service cost............................        7        5
  Unamortized net loss......................................       98      127
                                                                -----    -----
     Net (liability) recognized.............................    $ (32)   $ (51)
                                                                =====    =====

     The following represents amounts recognized in the Company's consolidated balance sheets at December 31, in millions:

                                                                2003     2002
                                                                -----    -----
Prepaid benefit cost........................................    $  23    $  15
Accrued benefit liability...................................     (120)    (161)
Intangible assets...........................................        7        6
Accumulated other comprehensive income......................       58       89
                                                                -----    -----
     Net (liability) recognized.............................    $ (32)   $ (51)
                                                                =====    =====

     Information for domestic qualified defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets is as follows at December 31, in millions:

                                                                2003    2002
                                                                ----    ----
Projected benefit obligation................................    $497    $456
Accumulated benefit obligation..............................     457     419
Fair value of plan assets...................................     360     273

PLAN ASSETS

     Following is a summary of the Company's domestic qualified defined-benefit pension plan weighted average asset allocation at December 31:

                                                                2003    2002
                                                                ----    ----
Equity securities...........................................     87%     85%
Debt securities.............................................      8%      8%
Real estate.................................................      --      --
Other.......................................................      5%      7%
                                                                ----    ----
     Total..................................................    100%    100%
                                                                ====    ====

     The investment objectives of the Company's domestic qualified defined-benefit pension plans are: 1) to invest the portfolio to earn a return, net of fees, greater than or equal to the long-term rate of return used by the Plan's actuary; and 2) to maintain liquidity sufficient to meet Plan obligations. Target allocations are: equity securities (84%), debt securities (10%) and other investments (6%).

     Plan assets include approximately 1.4 million shares of Company common stock valued at $39 million at December 31, 2003 and 629,000 shares of Company common stock valued at $13 million at December 31, 2002.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS -- (CONCLUDED)

CASH FLOWS

     The Company expects to contribute approximately $54 million to its domestic qualified defined-benefit pension plans in 2004. The Company also expects to contribute $3 million to its non-qualified supplemental defined-benefit pension plans in 2004.

     The major assumptions used in accounting for the Company's domestic defined-benefit pension plans are as follows:

                                                        2003     2002     2001
                                                        -----    -----    -----
Discount rate for obligations.......................    6.25%    6.75%    7.5 %
Expected return on plan assets......................    8.5 %    8.5 %    9.0 %
Rate of compensation increase.......................    4.5 %    4.5 %    4.5 %
Discount rate for net periodic pension cost.........    6.75%    7.5 %    7.75%

     The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based on the current asset allocation of the trust assets. The measurement date used to determine the defined-benefit pension expense is January 1.

OTHER

     The Company also sponsors qualified defined-benefit pension plans for certain of its foreign employees. Net periodic pension cost for these plans was approximately $5 million in 2003 and $2 million in 2002. The projected benefit obligation and fair value of plan assets was approximately $101 million and $59 million at December 31, 2003 and $59 million and $37 million at December 31, 2002, respectively. The projected benefit obligation exceeded the plan assets by approximately $42 million at December 31, 2003 and a net liability of approximately $16 million was recognized. The projected benefit obligation exceeded the plan assets by approximately $22 million at December 31, 2002 and a net liability of approximately $1 million was recognized.

     In addition to the Company's qualified defined-benefit pension and retirement plans, the Company has non-qualified unfunded supplemental pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified plans totaled $105 million and $110 million at December 31, 2003 and $74 million and $82 million at December 31, 2002, respectively. Net periodic pension cost for these plans was $13 million, $10 million and $9 million in 2003, 2002 and 2001, respectively.

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation approximated $5 million at both December 31, 2003 and 2002.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

P. SEGMENT INFORMATION

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

     The above products and services are sold and provided to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

     The Company's operations are principally located in North America and Europe. The Company's country of domicile is the United States of America.

     Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

     The Company's segments are based on similarities in products and services and represent the aggregation of operating units for which financial information is regularly evaluated by the Company's corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based on operating profit and, other than general corporate expense, allocates specific corporate overhead to each segment. Income and expense related to the Behr litigation has also been excluded from the evaluation of segment operating profit.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

P. SEGMENT INFORMATION -- (CONTINUED)

     The following table presents information about the Company by segment and geographic area, in millions:

                                         NET SALES (1)(2)(3)(4)(5)   OPERATING PROFIT (5)(9)(11)   ASSETS AT DECEMBER 31 (6)(10)
                                         -------------------------   ---------------------------   ------------------------------
                                          2003      2002     2001     2003      2002      2001       2003       2002       2001
                                         -------   ------   ------   -------   -------   -------   --------   --------    -------
The Company's operations by segment
  are:
    Cabinets and Related Products......  $ 3,058   $2,798   $2,567   $  396    $  379    $  255    $ 2,353    $ 2,123     $1,984
    Plumbing Products..................    2,645    2,031    1,742      317       334       241      2,117      1,910      1,238
    Installation and Other Services....    2,411    1,845    1,692      368       304       243      2,378      2,314      1,400
    Decorative Architectural
      Products.........................    1,522    1,358    1,229      195       311       261      1,109      1,311      1,247
    Other Specialty Products...........    1,300    1,117      785      204       218       138      2,218      2,085      1,901
                                         -------   ------   ------   ------    ------    ------    -------    -------     ------
        Total..........................  $10,936   $9,149   $8,015   $1,480    $1,546    $1,138    $10,175    $ 9,743     $7,770
                                         =======   ======   ======   ======    ======    ======    =======    =======     ======
The Company's operations by geographic
  area are:
    North America......................  $ 8,763   $7,686   $6,745   $1,433    $1,347    $1,011    $ 7,081    $ 6,995     $5,886
    International, principally
      Europe...........................    2,173    1,463    1,270       47       199       127      3,094      2,748      1,884
                                         -------   ------   ------   ------    ------    ------    -------    -------     ------
        Total, as above................  $10,936   $9,149   $8,015    1,480     1,546     1,138     10,175      9,743      7,770
                                         =======   ======   ======
General corporate expense, net (7)................................     (112)      (98)      (96)
Income (charge) for litigation settlement, net (8)................       72      (147)     --
Expense related to accelerated benefits...........................      (16)     --        --
                                                                     ------    ------    ------
Operating profit, as reported.....................................    1,424     1,301     1,042
Other income (expense), net.......................................     (208)     (300)     (737)
                                                                     ------    ------    ------
Income from continuing operations before income taxes and minority
  interest........................................................   $1,216    $1,001    $  305
                                                                     ======    ======    ======
Corporate assets................................................................................     1,974      2,307      1,251
                                                                                                   -------    -------     ------
        Total assets............................................................................   $12,149    $12,050     $9,021
                                                                                                   =======    =======     ======

                                                                          DEPRECIATION AND
                                                PROPERTY ADDITIONS        AMORTIZATION (5)
                                               ---------------------    --------------------
                                               2003    2002     2001    2003    2002    2001
                                               ----    -----    ----    ----    ----    ----
The Company's operations by segment are:
    Cabinets and Related Products............  $ 54    $  69    $ 93    $ 63    $ 59    $ 71
    Plumbing Products........................    76      175      55      62      45      48
    Installation and Other Services..........    31       66      66      33      27      61
    Decorative Architectural Products........    35       46      62      24      22      25
    Other Specialty Products.................    82       74      92      38      33      32
                                               ----    -----    ----    ----    ----    ----
                                                278      430     368     220     186     237
    Unallocated amounts principally related
      to corporate assets....................     7       17       4      17      24      22
    Assets of acquisitions...................   (14)    (162)    (98)    --      --      --
                                               ----    -----    ----    ----    ----    ----
        Total................................  $271    $ 285    $274    $237    $210    $259
                                               ====    =====    ====    ====    ====    ====

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

P. SEGMENT INFORMATION -- (CONCLUDED)


 (1) Included in net sales in 2003, 2002 and 2001 were export sales from the U.S. of $184 million, $153 million and $151 million, respectively.

 (2) Intra-company sales between segments represented less than one percent of consolidated net sales in 2003, 2002 and 2001.

 (3) Includes net sales to one customer in 2003, 2002 and 2001 of $2,457 million, $2,277 million and $2,039 million, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

 (4) Net sales from the Company's operations in the U.S. were $8,561 million, $7,479 million and $6,613 million in 2003, 2002 and 2001, respectively.

 (5) Net sales, operating profit and depreciation and amortization for 2003, 2002 and 2001 exclude the results of businesses sold in 2003.

 (6) Long-lived assets of the Company's operations in the U.S. and Europe were $4,859 million and $2,130 million, $4,875 million and $1,848 million and $3,999 million and $1,335 million at December 31, 2003, 2002 and 2001, respectively.

 (7) General corporate expense includes those expenses not specifically attributable to the Company's business segments.

 (8) The income (charge) for litigation settlement relates to litigation discussed in Note T regarding the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

 (9) Included in segment operating profit for 2003 are goodwill impairment charges as follows: Cabinets and Related Products -- $51 million, Plumbing Products -- $36 million, Decorative Architectural Products -- $24 million and Other Specialty Products -- $31 million. The goodwill impairment charges were related to the Company's European businesses.

(10) Assets at December 31, 2002 and 2001 include the assets of businesses sold in 2003.

(11) Operating profit excluding goodwill amortization expense for 2001 was as follows: Cabinets and Related Products -- $270 million, Plumbing Products
      -- $248 million, Installation and Other Services -- $287 million, Decorative Architectural Products -- $274 million and Other Specialty Products -- $152 million.

Q. OTHER INCOME (EXPENSE), NET

     Other, net, which is included in other income (expense), net, included the following, in millions:

                                                                2003    2002    2001
                                                                ----    ----    ----
Income from cash and cash investments.......................    $  8    $  8    $  5
Other interest income.......................................       8       6      36
Income (loss) from financial investments (Note F)...........      65     (36)     25
Loss on early retirement of debt............................      (7)    --      --
Gain from sale of equity investment.........................       5     --      --
Equity earnings.............................................     --       14       6
Other items, net............................................      (6)    (31)    (40)
                                                                ----    ----    ----
  Total other, net..........................................    $ 73    $(39)   $ 32
                                                                ====    ====    ====

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Q. OTHER INCOME (EXPENSE), NET -- (CONCLUDED)

     Other items, net in 2003, 2002 and 2001 include realized foreign currency exchange transaction losses of $5 million, $4 million and $7 million, respectively, as well as other miscellaneous expenses.

     Other interest income for 2001 includes $29 million from the 12% pay-in-kind junior debt securities of FII.

R. INCOME TAXES

                                                                       (IN MILLIONS)
                                                           2003      2002      2001
                                                          ------    ------    ------
Income from continuing operations before income taxes
  and minority interest:
     U.S. ............................................    $1,172    $  827    $  209
     Foreign..........................................        44       174        96
                                                          ------    ------    ------
                                                          $1,216    $1,001    $  305
                                                          ======    ======    ======
Provision for income taxes on income from continuing
  operations before minority interest:
     Currently payable:
       U.S. Federal...................................    $  214    $  220    $  148
       State and local................................        44        29        17
       Foreign........................................        26        26        30
     Deferred:
       U.S. Federal...................................       174        43       (95)
       Foreign........................................         5        19         2
                                                          ------    ------    ------
                                                          $  463    $  337    $  102
                                                          ======    ======    ======
Deferred tax assets at December 31:
  Receivables.........................................    $   22    $    9
  Inventories.........................................        21        24
  Accrued liabilities.................................       146       152
  Long-term liabilities...............................        57        70
  Capital loss carryforward...........................        62       109
  Other assets........................................        12        42
                                                          ------    ------
                                                             320       406
                                                          ------    ------
Deferred tax liabilities at December 31:
  Property and equipment..............................       360       339
  Intangibles.........................................       114        52
  Other...............................................        75        30
                                                          ------    ------
                                                             549       421
                                                          ------    ------
Net deferred tax liability at December 31.............    $  229    $   15
                                                          ======    ======

     State and local taxes were lower in 2001 due principally to an $8 million ($5 million, net of federal tax) favorable settlement of contested liabilities.

     At December 31, 2003 and 2002, net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $181 million and $171 million,

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

R. INCOME TAXES -- (CONCLUDED)

respectively, and net long-term deferred tax liabilities of $410 million and $186 million, respectively.

     During 2001, the Company recorded a non-cash charge for the write-down of certain investments, including securities of Furnishings International Inc. and principally technology-related marketable equity securities that created a capital loss carryforward for tax purposes of $109 million ($311 million pre-tax) at December 31, 2002. Principally as a result of the gain from the sale of certain operating assets in 2003, this capital loss carryforward decreased to $62 million ($176 million pre-tax) at December 31, 2003. The Company believes that the capital loss carryforward will be utilized before its expiration on December 31, 2007, principally through future income and gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets. As a result, a valuation allowance was not recorded at December 31, 2003 or 2002.

     The following is a reconciliation of the U.S. Federal statutory rate to the provision for income taxes on income from continuing operations before minority interest:

                                                               2003    2002    2001
                                                               ----    ----    ----
U.S. Federal statutory rate................................     35%     35%     35%
State and local taxes, net of federal tax benefit..........      2       2       4
Higher (lower) taxes on foreign earnings...................     (1)     (2)      3
Foreign goodwill impairment providing no tax benefit.......      2      --      --
Amortization in excess of tax..............................     --      --       4
Change in valuation allowance, net.........................     --      --     (11)
Other, net.................................................     --      (1)     (2)
                                                                --      --     ---
  Effective tax rate.......................................     38%     34%     33%
                                                                ==      ==     ===

     Income taxes paid were approximately $328 million, $302 million and $193 million in 2003, 2002 and 2001, respectively.

     Earnings of non-U.S. subsidiaries generally become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. Provision has not been made at December 31, 2003 for U.S. or additional foreign withholding taxes on approximately $739 million of remaining undistributed net income of non-U.S. subsidiaries, as such income is intended to be permanently reinvested; it is not practical to estimate the amount of deferred tax liability on such income.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

S. EARNINGS PER COMMON SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                                             2003    2002    2001
                                                             ----    ----    ----
Numerator (basic and diluted):
  Income from continuing operations......................    $740    $664    $203
  Income (loss) from discontinued operations and gain,
     net.................................................      66      18      (4)
  Cumulative effect of accounting change, net............      --     (92)     --
                                                             ----    ----    ----
  Net income.............................................    $806    $590    $199
                                                             ====    ====    ====
Denominator:
  Basic common shares (based on weighted average)........     479     485     459
  Add:
     Contingent common shares............................       9      26      13
     Stock option dilution...............................       3       3       3
                                                             ----    ----    ----
  Diluted common shares..................................     491     514     475
                                                             ====    ====    ====

     The 16,667 shares of outstanding preferred stock, which are convertible into 16,667,000 shares of Company common stock and carry substantially the same attributes as Company common stock, including voting rights and dividends, have been treated as if converted in the computation of basic and diluted common shares.

     Approximately 24 million common shares for 2003, 2002 and 2001, related to the Zero Coupon Convertible Senior Notes due 2031, were not included in the computation of diluted earnings per common share since, at December 31, 2003, 2002 and 2001, they were not convertible according to their terms. Additionally,
7.9 million common shares, 3.5 million common shares and 2.4 million common shares for 2003, 2002 and 2001, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect since the option exercise price was greater than the Company's average common stock price during the period.

T. OTHER COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company is subject to lawsuits and pending or asserted claims with respect to matters arising in the ordinary course of business.

     As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr. As a result, in the third quarter of 2002, the Company took a litigation charge of approximately $68 million for the estimated cost of the Washington Settlement. This charge did not reflect any offsets for amounts the Company expected to receive from Behr's insurers. The charge included $55 million for the payment of claims, notice, claims administration and plaintiff's litigation costs, and $13 million for Class Counsel fees. In the first quarter of 2003, the Company recorded income of approximately $14 million, principally to reflect an agreement with Behr's insurers to fund a portion of the Class Counsel fees, notice and claims administration costs and plaintiff's litigation

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

costs. Pursuant to the terms of the Washington Settlement and orders entered by the trial court in October and December 2003, the Company and Behr's insurers made partial payments totaling $2 million on 412 claims that had been recommended for payment by the claims administrator. The deadline for claims in the Washington Settlement was January 17, 2004. Until all claims are processed, the Company has determined that no further adjustment of its original estimate would be appropriate. The Company expects that the evaluation, processing and payment of claims will be completed by September 30, 2004. The total amount of the insurers' contribution related to these claims will not be reasonably estimable until the claims process is completed. The remaining accrual for claims and administration costs is approximately $53 million, reflecting the receipt of approximately $14 million in 2003 from Behr's insurers.

     In the third quarter of 2002, the Company also took a litigation charge of $96 million for the estimated cost of the National Settlement, which included $66 million for the payment of claims, $25 million for Class Counsel fees and $5 million for notice and claims administration costs. As with the Washington Settlement, the charge did not reflect any offsets for amounts the Company expected to receive from Behr's insurers. In the fourth quarter of 2002, the Company recorded income of $19 million to reflect an agreement with Behr's insurers to fund a portion of the Class Counsel fees, and notice and claims administration costs. The filing deadline for claims in the National Settlement was September 2, 2003 and the Company received approximately 3,700 claims, which was a fraction of the number originally projected. The Company estimated the average cost per claim received and, as a result, estimated that the total cost of claims related to the National Settlement will approximate $8 million compared with the $66 million recorded in the third quarter of 2002. Accordingly, the Company reduced the litigation accrual by $58 million in the third quarter of 2003. The total amount of the insurers' contribution related to these claims will not be reasonably estimable until the claims process is completed. The remaining accrual at December 31, 2003 related to claims and administrative costs is approximately $10 million. The Company expects to complete the processing, evaluation and payment of such claims by June 30, 2004.

     In addition, the Company recorded $2 million in 2002 for additional legal costs; the $2 million was paid by the Company in 2003.

WARRANTY

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to lifetime, under certain circumstances, of the original purchaser. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or service to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The following is a reconciliation of the Company's warranty liability, in millions:

                                                                2003    2002
                                                                ----    ----
Balance at January 1........................................    $ 65    $ 57
Accruals for warranties issued during the year..............      34      26
Accruals related to pre-existing warranties.................      23      11
Settlements made (in cash or kind) during the year..........     (35)    (30)
Other, net (foreign exchange impact)........................       3       1
                                                                ----    ----
Balance at December 31......................................    $ 90    $ 65
                                                                ====    ====

ACQUISITION-RELATED COMMITMENTS

     The Company, as part of certain recent acquisition agreements, provides for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock.

     STOCK PRICE GUARANTEES

     Stock price guarantees as of December 31, 2003 are summarized as follows, in millions, except per share data:

 SHARES ISSUED
---------------                  SETTLEMENT
                    MINIMUM      OPTIONS (A)
 # OF    ISSUE    STOCK PRICE   -------------
SHARES   PRICE     GUARANTEE    SHARES   CASH    MATURITY DATE
------   ------   -----------   ------   ----   ----------------
  17     $25.21     $31.20         2     $ 62       7/31/04
   1     $30.00     $40.00         1       20   12/31/04-4/30/05
------                          ------   ----
  18                               3     $ 82
======                          ======   ====

(A) Amounts computed based on the ten-day average of the high and low Company common stock prices ending December 31, 2003 of $27.50. Shares contingently issuable under these guarantees are included in the calculation of diluted earnings per common share.

     CONTINGENT PURCHASE PRICE

     As part of certain recent acquisition agreements, the Company has additional consideration payable in cash of approximately $40 million contingent on the operating performance of the acquired businesses.

     As part of the acquisition agreement, certain minority shareholders of Hansgrohe AG hold an option expiring in December 2007 to require the Company to purchase additional shares in Hansgrohe either with cash or common stock. The option value is based on Hansgrohe's operating results and, if exercised at December 31, 2003, would have approximated $21 million; if the option were settled in stock, the common shares to be issued at December 31, 2003 would have approximated 824,000.

     The Company continues to guarantee the value of 1.6 million shares of Company common stock at a stock price of $40 per share related to a 2001 divestiture (through June 2004). The liability for this guarantee, which approximated $20 million and $30 million at December 31, 2003 and 2002, respectively, has been recorded in accrued liabilities and is marked to market each reporting period.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

INVESTMENTS

     With respect to the Company's investments in private equity funds, the Company, at December 31, 2003, has, under certain circumstances, commitments to contribute additional capital to such funds of up to $88 million.

SHAREHOLDERS' EQUITY

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase.

     Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock, except that in the event of death, if the participant is in a loss position, the participant's estate may transfer the purchased stock to the Company and require the Company to assume responsibility for the loan. The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was approximately $160 million at December 31, 2003, only in the event of a default by a participant. As a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock award vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year post-employment non-competition agreement with the Company businesses that employ them.

RESIDUAL VALUE GUARANTEES

     The Company has residual value guarantees resulting from operating leases primarily related to certain of the Company's trucks and other vehicles, in the Installation and Other Services segment. The operating leases are generally for a minimum term of 12 months and are renewable monthly after the first 12 months. At the end of the first 12 months, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related trucks. The aggregate value of the residual value guarantees, assuming the fair value at lease termination is zero, is approximately $76 million at December 31, 2003.

OTHER MATTERS

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims against builders for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company generally provides reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

U. PLANNED DISPOSITION OF BUSINESSES -- 2000

     In December 2000, the Company adopted a plan to dispose of several businesses that the Company believed were not core to its long-term growth strategies. A non-cash, pre-tax charge of $90 million was recorded in December 2000. During 2002 and 2001, the Company completed the sale of its StarMark Cabinetry, Inc., Inrecon and American Metal Products businesses for cash proceeds of $247 million, which approximated their combined book values.

     In the fourth quarter of 2002, the Company recognized a pre-tax gain of $16 million related to certain long-lived assets which were written down in December 2000 as part of the Company's plan for disposition.

     The sales and results of operations of the businesses sold in 2002 and 2001 are included in the Company's results of continuing operations through the date of disposition. These businesses contributed sales of $11 million and $237 million in 2002 and 2001, respectively, and operating (loss) profit of $(.4) million and $13 million in 2002 and 2001, respectively; the changes in sales and operating (loss) profit include the effect of dispositions completed in 2002 and 2001.

V. SECURITIES OF FURNISHINGS INTERNATIONAL INC.

     During 2001, management of Furnishings International Inc. ("FII") advised the Company that it was pursuing the disposition of all of its businesses and that the expected consideration from the sale of such businesses would not be sufficient to pay amounts due to the Company in accordance with the terms of the junior debt securities. Accordingly, the Company reevaluated the carrying value of its securities of FII and, in the third quarter of 2001, recorded a $460 million pre-tax, non-cash charge to write down this investment to approximately $133 million, which represented the approximate fair value of the consideration ultimately expected to be received from FII for the repayment of the indebtedness. During 2002, FII substantially completed the disposition of its operations. The fair value of the remaining net assets of FII represented proceeds for the Company's investment in securities of FII. The remaining net assets were primarily comprised of notes receivable and other assets of $75 million, four million shares of Furniture Brands International common stock valued at $121 million (which was the market value at June 28, 2002), net of pension obligations of approximately $75 million and other accrued liabilities of $12 million.

W. SUBSEQUENT EVENT (UNAUDITED)

     The Company reviews its business portfolio on an ongoing basis as part of its corporate strategic planning and, in the first quarter of 2004, has determined that several European businesses are not core to the Company's long-term growth strategy and, accordingly, has embarked on a plan of disposition. These businesses had combined 2003 net sales in excess of $350 million and an approximate net book value of $330 million. The Company expects net proceeds from the dispositions to exceed $300 million. The dispositions are expected to be completed within the next twelve months and the Company expects to recognize a modest net loss upon the disposition of all of these businesses. First quarter 2004 results will include a charge to reflect those businesses that are expected to be divested at a loss. Any gains resulting from the disposition of individual businesses will be recognized as such transactions are completed.

                               MASCO CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

X. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                      QUARTERS ENDED
                                          TOTAL     --------------------------------------------------
                                          YEAR      DECEMBER 31    SEPTEMBER 30    JUNE 30    MARCH 31
                                         -------    -----------    ------------    -------    --------
2003:
Net sales............................    $10,936      $2,862          $2,918       $2,724      $2,432
Gross profit.........................    $ 3,350      $  880          $  903       $  835      $  732
Income from continuing operations....    $   740      $   93          $  262       $  225      $  160
Net income...........................    $   806      $   92          $  319       $  229      $  166
Earnings per common share:
  Basic:
     Income from continuing
       operations....................      $1.54        $.20            $.55         $.47        $.33
     Net income......................      $1.68        $.20            $.67         $.48        $.34
  Diluted:
     Income from continuing
       operations....................      $1.51        $.19            $.53         $.45        $.31
     Net income......................      $1.64        $.19            $.65         $.46        $.32
2002:
Net sales............................    $ 9,149      $2,421          $2,447       $2,245      $2,036
Gross profit.........................    $ 2,891      $  736          $  780       $  745      $  630
Income from continuing operations....    $   664      $  190          $  117       $  209      $  148
Net income...........................    $   590      $  195          $  123       $  214      $   58
Earnings per common share:
  Basic:
     Income from continuing
       operations....................      $1.37        $.38            $.24         $.44        $.32
     Net income......................      $1.22        $.39            $.25         $.45        $.12
  Diluted:
     Income from continuing
       operations....................      $1.29        $.36            $.22         $.42        $.31
     Net income......................      $1.15        $.37            $.24         $.43        $.12

     Income per common share amounts for the four quarters of 2003 and 2002 do not total to the per common share amounts for the years ended December 31, 2003 and 2002 due to the timing of common stock repurchases and the effect of contingently issuable common shares.

     Fourth quarter 2003 net income includes a $113 million after-tax ($137 million pre-tax), non-cash goodwill impairment charge. Third quarter 2003 net income includes a $54 million after-tax ($91 million pre-tax) gain from the disposition of certain businesses. Third quarter 2003 also includes adjustments of $59 million related to European accounting charges including a $5 million non-cash goodwill impairment charge.

     First quarter 2002 net income includes a $92 million after-tax ($117 million pre-tax), non-cash goodwill impairment charge recognized as a cumulative effect of accounting change effective January 1, 2002. Third quarter 2002 net income includes a $104 million after-tax ($166 million pre-tax) charge for the Behr litigation settlement. Fourth quarter 2002 net income includes a $12 million after-tax ($19 million pre-tax) insurance recovery relating to the Behr litigation settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based upon that evaluation:

          a. they have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) are designed to be and are adequate to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission; and

          b. they have identified no change in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Reference is made in this regard to the discussion in Management's Discussion and Analysis regarding United Kingdom businesses in the Decorative Architectural Products segment and the Plumbing Products segment, although such officers do not believe that the matters described in that discussion are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

     The Company's Code of Business Ethics, which applies to all employees, officers and directors including the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is posted on the Company's website at http://www.masco.com. The Code of Business Ethics is compliant with
Item 406 of Regulation S-K as required by the SEC and the New York Stock Exchange corporate governance rules. Any change to the Code of Business Ethics that affects the provisions required by Item 406 of Regulation S-K will also be disclosed on our website within five business days following such amendment. Any waivers of the Code of Business Ethics for our executive officers or senior financial officers must be approved by the Company's Audit Committee or by the Board of Directors and any waivers for directors must be approved by the Corporate Governance and Nominating Committee or by the Board of Directors. Those waivers, if any were ever granted, would be disclosed on our website within five business days following such waiver.

     The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee, Corporate Governance and Nominating Committee and Organization and Compensation Committee, each of which are posted on the Company's website. Investors may obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting the Investor Relations Department at 21001 Van Born Road, Taylor, Michigan 48180, Att: Samuel Cypert or by telephoning (313) 274-7400.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

     The Company has two equity based compensation plans, the 1991 Long Term Stock Incentive Plan and the 1997 Non-Employee Directors Stock Plan. The following table sets forth information as of December 31, 2003 concerning the Company's two equity compensation plans, both of which were approved by stockholders. The Company does not have any equity compensation plans that are not approved by stockholders.

                                                              WEIGHTED
                                         NUMBER OF          AVERAGE PER          NUMBER OF SECURITIES
                                      SECURITIES TO BE     SHARE EXERCISE      REMAINING AVAILABLE FOR
                                        ISSUED UPON           PRICE OF          FUTURE ISSUANCE UNDER
                                        EXERCISE OF         OUTSTANDING       EQUITY COMPENSATION PLANS
                                        OUTSTANDING           OPTIONS,          (EXCLUDING SECURITIES
                                     OPTIONS, WARRANTS      WARRANTS AND        REFLECTED IN THE FIRST
           PLAN CATEGORY                 AND RIGHTS            RIGHTS                  COLUMN)
           -------------             -----------------     --------------     -------------------------
Equity compensation plans approved
  by stockholders..................      26,206,200            $22.00                 10,670,000

     The remaining information required by this Item will be contained in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

        (1)Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

        (2)Financial Statement Schedules.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2003, 2002 and 2001, consists of the following:

                   II. Valuation and Qualifying Accounts

        (3)Exhibits.

            3.i        Restated Certificate of Incorporation of Masco Corporation
                       and amendments thereto (7).
            3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
                       (7).
            4.ai       Indenture dated as of December 1, 1982 between Masco
                       Corporation and Morgan Guaranty Trust Company of New York,
                       as Trustee (5), and Directors' resolutions establishing
                       Masco Corporation's: (i) 7 1/8% Debentures Due August 15,
                       2013 (filed herewith); (ii) 6.625% Debentures Due April 15,
                       2018 (filed herewith); (iii) 5.75% Notes Due October 15,
                       2008 (filed herewith); and (iv) 7 3/4% Debentures Due August
                       1, 2029 (1).
            4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
                       dated as of July 25, 1994 among Masco Corporation, Morgan
                       Guaranty Trust Company of New York and The First National
                       Bank of Chicago (1).
            4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
                       Masco Corporation and The First National Bank of Chicago
                       (1).
            4.bi       Indenture dated as of February 12, 2001 between Masco
                       Corporation and J.P. Morgan Trust Company, National
                       Association (successor in interest to Bank One, National
                       Association), as Trustee (3), and Directors' Resolutions
                       establishing Masco Corporation's: (i) 6 3/4% Notes Due March
                       15, 2006 (3); (ii) 6% Notes Due May 3, 2004 (4); (iii)
                       5 7/8% Notes Due July 15, 2012 (7); (iv) 4 5/8% Notes Due
                       August 15, 2007 (7); and (v) 6 1/2% Notes Due August 15,
                       2032 (7).
            4.b.ii     First Supplemental Indenture dated as of July 20, 2001 to
                       the Indenture dated February 12, 2001 by and among Masco
                       Corporation and J.P. Morgan Trust Company, National
                       Association (successor in interest to Bank One, National
                       Association), as Trustee, relating to the Company's Zero
                       Coupon Convertible Senior Notes Due July 20, 2031 (4), and
                       Amendment No. 1 dated as of July 19, 2002 (6).

           4.c         Rights Agreement dated as of December 6, 1995, between Masco
                       Corporation and The Bank of New York, as Rights Agent (3); and
                       Amendment No. 1 dated September 23, 1998 (3).
            4.d        U.S. $750,000,000 364-day Revolving Credit Agreement dated as of November 7, 2003 among Masco Corporation and Masco Europe
                       S.A.R.L., as borrowers, the banks party thereto, as lenders,
                       Commerzbank AG, Barclays Bank PLC and Keybank, National
                       Association, as Documentation Agents, Citibank, N.A., as
                       Syndication Agent, and Bank One, NA, as Administrative Agent
                       (filed herewith).
            4.e        U.S. $1.25 billion 5-Year Revolving Credit Agreement dated as of November 8, 2002 among Masco Corporation and Masco Europe
                       S.A.R.L., as borrowers, the banks party thereto, Commerzbank
                       AG, New York and Grand Cayman Branches, and Citibank, N.A., as
                       Syndication Agents, BNP Paribas, as Documentation Agent, and
                       Bank One, NA, as Administrative Agent (7).
            NOTE:      Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated
                       assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange
                       Commission upon request.
           10.a        Shareholders Agreement by and among Heartland Industrial
                       Partners, L.P., MascoTech, Inc. (now known as Metaldyne
                       Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000 (3).
           NOTE:       Exhibits 10.b through 10.g constitute the management contracts and executive compensatory plans or arrangements in which
                       certain of the directors and executive officers of the Company participate.
           10.b        Masco Corporation 1991 Long Term Stock Incentive Plan (as
                       amended and restated February 10, 2004) (filed herewith).
           10.c        Masco Corporation Supplemental Executive Retirement and
                       Disability Plan, dated October 21, 2000, as amended November
                       18, 2002 (7) and December 5, 2003 (filed herewith).
           10.d        Masco Corporation 2002 Annual Incentive Compensation Plan (7).
           10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
                       amended February 10, 2004) (filed herewith).
           10.f        Description of the Masco Corporation Program for Estate,
                       Financial Planning and Tax Assistance (7).
           10.g        Masco Corporation Executive Stock Purchase Program (2).
           12          Computation of Ratio of Earnings to Combined Fixed Charges and
                       Preferred Stock Dividends (filed herewith).
           21          List of Subsidiaries (filed herewith).
           23          Consent of PricewaterhouseCoopers LLP relating to Masco
                       Corporation's Consolidated Financial Statements and Financial
                       Statement Schedule (filed herewith).

           31.a        Certification by Chief Executive Officer required by Rule
                       13a-14(a)/ 15d-14(a) (filed herewith).
           31.b        Certification by Chief Financial Officer required by Rule
                       13a-14(a)/ 15d-14(a) (filed herewith).
           32 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code
                       (filed herewith).

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

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

     THE COMPANY WILL FURNISH TO ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASCO CORPORATION

                                          BY       /s/ TIMOTHY WADHAMS
                                            ------------------------------------
                                                      TIMOTHY WADHAMS
                                              Senior Vice President and Chief
                                                      Financial Officer

February 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


PRINCIPAL EXECUTIVE OFFICER:

       /s/ RICHARD A. MANOOGIAN          Chairman of the Board, Chief
--------------------------------------     Executive Officer
         Richard A. Manoogian

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

         /s/ TIMOTHY WADHAMS             Senior Vice President and
--------------------------------------     Chief Financial Officer
           Timothy Wadhams

        /s/ THOMAS G. DENOMME            Director
--------------------------------------
          Thomas G. Denomme

           /s/ PETER A. DOW              Director
--------------------------------------
             Peter A. Dow

      /s/ ANTHONY F. EARLEY, JR          Director                         February 27, 2004
--------------------------------------
        Anthony F. Earley, Jr.

         /s/ VERNE G. ISTOCK             Director
--------------------------------------
           Verne G. Istock

        /s/ DAVID L. JOHNSTON            Director
--------------------------------------
          David L. Johnston

         /s/ J. MICHAEL LOSH             Director
--------------------------------------
           J. Michael Losh

          /s/ WAYNE B. LYON              Director
--------------------------------------
            Wayne B. Lyon

       /s/ MARY ANN VAN LOKEREN          Director
--------------------------------------
         Mary Ann Van Lokeren

                               MASCO CORPORATION
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                           (IN MILLIONS)
              COLUMN A                 COLUMN B             COLUMN C             COLUMN D      COLUMN E
------------------------------------  ----------    ------------------------    ----------    ----------
                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
            DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
------------------------------------  ----------    ----------    ----------    ----------    ----------
                                                                     (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheet:
     2003...........................     $69           $23           $(2)          $ (6)         $84
                                         ===           ===           ===           ====          ===
     2002...........................     $56           $16           $ 4           $ (7)         $69
                                         ===           ===           ===           ====          ===
     2001...........................     $36           $33           $ 5           $(18)         $56
                                         ===           ===           ===           ====          ===

(A) Allowance of companies acquired and companies disposed of, net.

(B) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

 3.i Restated Certificate of Incorporation of Masco Corporation and amendments thereto (7).
 3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
            (7).
 4.ai       Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York, as Trustee (5), and Directors' resolutions establishing
            Masco Corporation's: (i) 7 1/8% Debentures Due August 15,
            2013 (filed herewith); (ii) 6.625% Debentures Due April 15,
            2018 (filed herewith); (iii) 5.75% Notes Due October 15,
            2008 (filed herewith); and (iv) 7 3/4% Debentures Due August
            1, 2029 (1).
 4.a.ii Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago (1).
 4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago
            (1).
 4.bi       Indenture dated as of February 12, 2001 between Masco
            Corporation and J.P. Morgan Trust Company, National
            Association (as successor in interest to Bank One, National
            Association), as Trustee (3), and Directors' Resolutions establishing Masco Corporation's: (i) 6 3/4% Notes Due March
            15, 2006 (3); (ii) 6% Notes Due May 3, 2004 (4); (iii)
            5 7/8% Notes Due July 15, 2012 (7); (iv) 4 5/8% Notes Due
            August 15, 2007 (7); and (v) 6 1/2% Notes Due August 15,
            2032 (7).
 4.b.ii First Supplemental Indenture dated as of July 20, 2001 to the Indenture dated February 12, 2001 by and among Masco
            Corporation and J.P. Morgan Trust Company, National
            Association (as successor in interest to Bank One, National
            Association), as Trustee, relating to the Company's Zero
            Coupon Convertible Senior Notes Due July 20, 2031 (4), and
            Amendment No. 1 dated as of July 19, 2002 (6).
 4.c        Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent (3);
            and Amendment No. 1 dated September 23, 1998 (3).
 4.d U.S. $750,000,000 364-day Revolving Credit Agreement dated as of November 7, 2003 among Masco Corporation and Masco
            Europe S.A.R.L., as borrowers, the banks party thereto, as lenders, Commerzbank AG, Barclays Bank PLC and Keybank,
            National Association, as Documentation Agents, Citibank,
            N.A., as Syndication Agent, and Bank One, NA, as
            Administrative Agent (filed herewith).
 4.e U.S. $1.25 billion 5-Year Revolving Credit Agreement dated as of November 8, 2002 among Masco Corporation and Masco
            Europe S.A.R.L., as borrowers, the banks party thereto, Commerzbank AG, New York and Grand Cayman Branches, and
            Citibank, N.A., as Syndication Agents, BNP Paribas, as
            Documentation Agent, and Bank One, NA, as Administrative
            Agent (7).
NOTE: Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.
10.a        Shareholders Agreement by and among Heartland Industrial
            Partners, L.P., MascoTech, Inc. (now known as Metaldyne
            Corporation), Masco Corporation, Richard Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000 (3).

NOTE:       Exhibits 10.b through 10.g constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b        Masco Corporation 1991 Long Term Stock Incentive Plan (as
            amended and restated February 10, 2004) (filed herewith).
10.c        Masco Corporation Supplemental Executive Retirement and
            Disability Plan, dated October 21, 2000, as amended November
            18, 2002 (7) and December 5, 2003 (filed herewith).
10.d        Masco Corporation 2002 Annual Incentive Compensation Plan
            (7).
10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
            amended February 10, 2004) (filed herewith).
10.f        Description of the Masco Corporation Program for Estate,
            Financial Planning and Tax Assistance (7).
10.g        Masco Corporation Executive Stock Purchase Program (2).
12          Computation of Ratio of Earnings to Combined Fixed Charges
            and Preferred Stock Dividends (filed herewith).
21          List of Subsidiaries (filed herewith).
23          Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Consolidated Financial Statements and
            Financial Statement Schedule (filed herewith).
31.a        Certification by Chief Executive Officer required by Rule
            13a-14(a)/15d-14(a) (filed herewith).
31.b        Certification by Chief Financial Officer required by Rule
            13a-14(a)/15d-14(a) (filed herewith).
32          Certifications required by Rule 13a-14(b) or Rule 15d-14(b)
            and Section 1350 of Chapter 63 of the United States Code
            (filed herewith).

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

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.