Form 10-Q
period 2004-03-31
MASCO CORP /DE/
filed 2004-05-05
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED MARCH 31, 2004. COMMISSION FILE NUMBER 1-5794

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

                                    YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                         SHARES OUTSTANDING AT
            CLASS                                             MAY 1, 2004
            -----                                        ---------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                        438,029,000

                                MASCO CORPORATION

                                      INDEX

                                                                PAGE NO.
                                                                --------
Part I.     Financial Information

  Item 1.   Financial Statements:

                 Condensed Consolidated Balance Sheets -
                     March 31, 2004 and December 31, 2003            1

                 Condensed Consolidated Statements of
                     Income for the Three Months Ended
                     March 31, 2004 and 2003                         2

                 Condensed Consolidated Statements of
                     Cash Flows for the Three Months Ended
                     March 31, 2004 and 2003                         3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-13

  Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      14-18

  Item 4.   Controls and Procedures                                 19

Part II.    Other Information                                    20-21

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Securities

  Item 6.   Exhibits and Reports on Form 8-K

            Signature

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 2004 AND DECEMBER 31, 2003
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                    MARCH 31,     DECEMBER 31,
                                                      2004           2003
                                                   ---------      ------------
          ASSETS

Current assets:
     Cash and cash investments                     $   624         $   795
     Accounts and notes receivable, net              1,820           1,674
     Prepaid expenses and other                        270             316
     Inventories:
          Raw material                                 371             405
          Finished goods                               528             472
          Work in process                              134             142
                                                   -------         -------
                                                     1,033           1,019
                                                   -------         -------
               Total current assets                  3,747           3,804

Property and equipment, net                          2,153           2,339
Goodwill                                             4,417           4,491
Other intangible assets, net                           338             344
Assets held for sale                                   331             ---
Other assets                                         1,263           1,171
                                                   -------         -------
               Total assets                        $12,249         $12,149
                                                   =======         =======
          LIABILITIES

Current liabilities:
     Notes payable                                 $   313         $   334
     Accounts payable                                  808             715
     Accrued liabilities                               986           1,050
                                                   -------         -------
               Total current liabilities             2,107           2,099

Long-term debt                                       4,197           3,848
Liabilities held for sale                               99             ---
Deferred income taxes and other                        719             746
                                                   -------         -------
               Total liabilities                     7,122           6,693
                                                   -------         -------
Commitments and contingencies

          SHAREHOLDERS' EQUITY

Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2004 - 20,000; 2003 - 20,000                      ---             ---
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2004 - 442,730,000; 2003 - 458,380,000            443             458
Paid-in capital                                      1,051           1,443
Retained earnings                                    3,394           3,299
Accumulated other comprehensive income (loss)          402             421
Less:  Restricted stock awards                        (163)           (165)
                                                   -------         -------
               Total shareholders' equity            5,127           5,456
                                                   -------         -------
               Total liabilities and
                 shareholders' equity              $12,249         $12,149
                                                   =======         =======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 2004              2003
                                              ----------        ----------
Net sales                                       $2,806            $2,352
Cost of sales                                    1,955             1,644
                                                ------            ------
    Gross profit                                   851               708

Selling, general and administrative expenses       485               420
(Income) regarding litigation settlement           (21)              (13)
                                                ------            ------
    Operating profit                               387               301
                                                ------            ------
Other income (expense), net:
  Interest expense                                 (53)              (67)
  Other, net                                        52                13
                                                ------            ------
                                                    (1)              (54)
                                                ------            ------
    Income from continuing operations
      before income taxes and minority
      interest                                     386               247
Income taxes                                       140                85
                                                ------            ------
Income from continuing operations before
  minority interest                                246               162
Minority interest                                    5                 4
                                                ------            ------
Income from continuing operations                  241               158

(Loss) income from discontinued operations,
  after income taxes                               (73)                8
                                                ------            ------
    Net income                                  $  168            $  166
                                                ======            ======
Earnings per common share:
    Basic:
      Income from continuing operations         $  .53            $  .32
      (Loss) income from discontinued
        operations, after income taxes            (.16)              .02
                                                ------            ------
      Net income                                $  .37            $  .34
                                                ======            ======
    Diluted:
      Income from continuing operations         $  .52            $  .30
      (Loss) income from discontinued
        operations, after income taxes            (.16)              .01
                                                ------            ------
      Net income                                $  .36            $  .32
                                                ======            ======
Cash dividends declared and paid
  per common share                              $  .16            $  .14
                                                ======            ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              (DOLLARS IN MILLIONS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                        2004        2003
                                                       ------      ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $  246      $  236
     (Increase) in receivables                           (236)       (113)
     (Increase) in inventories                            (73)        (59)
     Increase in accounts payable and accrued
       liabilities, net                                   161          51
                                                       ------      ------

          Total cash from operating activities             98         115
                                                       ------      ------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of notes, net of issuance costs             299         ---
     Increase in debt                                       6          11
     Payment of debt                                      (16)        (37)
     Retirement of notes                                   (5)        ---
     Proceeds from settlement of swaps                     55         ---
     Purchase of Company common stock for:
       Retirement                                        (422)       (214)
       Long-term stock incentive award plan               ---         (48)
     Issuance of Company common stock                      10         ---
     Cash dividends paid                                  (76)        (71)
                                                       ------      ------

          Total cash (for) financing activities          (149)       (359)
                                                       ------      ------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                 (55)        (78)
     Purchases of marketable securities                  (169)        (43)
     Sales (purchases) of other investments, net           13         (10)
     Proceeds from disposition of marketable
       securities                                         109          99
     Acquisition of companies, net of cash acquired       ---         (52)
     Decrease in long-term notes receivable                 1          12
     Other, net                                            16          (8)
                                                       ------      ------

          Total cash (for) investing activities           (85)        (80)
                                                       ------      ------
Effect of exchange rates on cash and cash
  investments                                              (3)          6
                                                       ------      ------
CASH AND CASH INVESTMENTS:
     Decrease for the quarter                            (139)       (318)
     Cash held by discontinued operations                 (32)        ---
     At January 1                                         795       1,067
                                                       ------      ------

     At March 31                                       $  624      $  749
                                                       ======      ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements.

      Certain prior-year amounts have been reclassified to conform to the 2004 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been reclassified and separately stated in the accompanying condensed consolidated statements of income for 2004 and 2003. In the Company's condensed consolidated balance sheet as at March 31, 2004, the assets and liabilities of these businesses held for sale have been reclassified and separately stated. The assets and liabilities of these businesses held for sale as at December 31, 2003 have not been reclassified in the related accompanying condensed consolidated balance sheet. In the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

      STOCK OPTIONS AND AWARDS. The Company has implemented the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123," for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 are accounted for using the fair value method, and options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. In the first quarter of 2004, 155,000 option shares, including restoration option shares, were awarded. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued and outstanding and unvested stock options, in millions except per common share data:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   ------------------
                                                   2004          2003
                                                   ----          ----
Net income, as reported                            $168          $166
Add:
  Stock-based employee compensation expense
    included in reported net income, net of tax      10            15
Deduct:
  Stock-based employee compensation expense,
    net of tax                                      (10)          (15)
  Stock-based employee compensation expense
    determined under the fair value method
    for stock options granted prior to 2003,
    net of tax                                       (3)           (3)
                                                   ----          ----
Pro forma net income                               $165          $163
                                                   ====          ====
Earnings per common share:
  Basic as reported                                $.37          $.34
  Basic pro forma                                  $.36          $.33

  Diluted as reported                              $.36          $.32
  Diluted pro forma                                $.35          $.31

B. In the first quarter of 2004, the Company determined that several European businesses are not core to the Company's long-term growth strategy and, accordingly, has embarked on a plan to sell these businesses. The dispositions are expected to be completed within the next twelve months. In the first quarter of 2004, the Company recognized a charge for those businesses that are expected to be divested at a loss. Any gains resulting from the disposition of individual businesses, which are expected later this year, will be recognized as such transactions are completed and are expected to substantially offset the charge recognized in the first quarter of 2004. In the third quarter of 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group divisions. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the 2003 dispositions and the 2004 planned dispositions as discontinued operations.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note B - concluded:

      Selected financial information for these discontinued operations is as follows for the three months ended March 31, 2004 and 2003, in millions:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                  2004         2003
                                                 -----        -----
Net sales                                        $  95        $ 147
                                                 =====        =====
Income before income taxes                       $   6        $  13
Impairment of assets held for sale                 (64)          --
Income taxes                                       (15)          (5)
                                                 -----        -----
  (Loss) income from discontinued operations,
    after income taxes                           $ (73)       $   8
                                                 =====        =====

      The after-tax charge for the impairment of assets held for sale is $76 million or $.16 per common share. The unusual relationship between income tax expense and income before income taxes (including the loss on disposition of businesses) in 2004 results primarily from the expected loss providing no current tax benefit in the countries where the loss is anticipated to be incurred and from the expensing of deferred tax assets of the discontinued operations which are no longer expected to be realized. In the first quarter of 2004, the Company also recorded approximately $2 million of severance and termination benefit expenses, included in income before income taxes from discontinued operations. The Company expects such costs to approximate $10 million in aggregate, which will be recognized over the next twelve months.

      The impairment of assets held for sale primarily includes the write-downs of goodwill of $29 million and fixed assets of $35 million.

      Total assets and liabilities held for sale consist primarily of the following at March 31, 2004 (after the impairment charge recorded in the first quarter of 2004), in millions:

Accounts receivable                    $ 76
Inventories                              54
Property and equipment, net             125
Goodwill                                 37
Other assets                             39
                                       ----
    Total assets                       $331
                                       ====

Accounts payable                       $ 38
Accrued salaries, wages and
  related benefits                       27
Other accrued expenses                   34
                                       ----
    Total liabilities                  $ 99
                                       ====

      The discontinued operations were previously included in each of the Company's segments, except the Installation and Other Services segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

C. The changes in the carrying amount of goodwill for the quarter ended March 31, 2004, by segment, are as follows, in millions:

                              BALANCE                HELD FOR               BALANCE
                           DEC. 31, 2003  ADDITIONS   SALE(A)  OTHER(B)  MAR. 31, 2004
                           -------------  ---------  --------  --------  -------------
Cabinets and Related
  Products                     $  708       $ ---      $ (63)     $(10)       $  635
Plumbing Products                 498         ---        ---         1           499
Installation and Other
  Services                      1,701         ---        ---       ---         1,701
Decorative Architectural
  Products                        398         ---        ---         3           401
Other Specialty Products        1,186         ---         (3)       (2)        1,181
                               ------       -----      -----      ----        ------
  Total                        $4,491       $ ---      $ (66)     $ (8)       $4,417
                               ======       =====      =====      ====        ======

      (A) During the first quarter of 2004, the Company reclassified the goodwill related to businesses held for sale. In late March 2004, the Company recognized a charge for those businesses expected to be divested at a loss; the charge included a write-down of goodwill of $29 million.

      (B) Other principally includes foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations.

      Other indefinite-lived intangible assets include registered trademarks of $255 million at March 31, 2004. The carrying value of the Company's definite-lived intangible assets is $83 million at March 31, 2004 (net of accumulated amortization of $50 million) and principally includes customer relationships and non-compete agreements.

D. Depreciation and amortization expense is $59 million and $55 million for the three months ended March 31, 2004 and 2003, respectively.

E. The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other long-term assets are the following financial investments, in millions:

                                   MARCH 31,   DECEMBER 31,
                                     2004          2003
                                   --------    ------------
Marketable equity securities        $  482         $392
Bond funds                             128          125
Private equity funds                   329          332
Metaldyne Corporation                   78           76
TriMas Corporation                      25           25
Other investments                        9            9
                                    ------         ----
  Total                             $1,051         $959
                                    ======         ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

      The Company's investments in marketable equity securities and bond funds at March 31, 2004 and December 31, 2003 are as follows, in millions:

                                                PRE-TAX
                                          ---------------------
                                          UNREALIZED  UNREALIZED     RECORDED
                              COST BASIS     GAINS      LOSSES        BASIS
                              ----------  ----------  ----------     --------
MARCH 31, 2004
Marketable equity securities      $437        $46        $(1)         $482
Bond funds                        $117        $11        $--          $128

DECEMBER 31, 2003
Marketable equity securities      $361        $35        $(4)         $392
Bond funds                        $115        $10        $--          $125

      The Company has investments in over 100 different marketable equity securities and bond funds at March 31, 2004; the unrealized loss is related to fourteen marketable equity securities with a cost basis of $36 million. These marketable equity securities have primarily been in an unrealized loss position for less than three months. Based on the Company's review, the Company considers the unrealized losses related to these investments to be temporary.

      Income from financial investments is included in other, net within other income (expense), net, and is summarized as follows, in millions:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                 2004          2003
                                                 ----          ----
Realized gains from marketable securities        $ 19          $  8
Realized losses from marketable securities         (3)           --
Dividend income from marketable securities          5             5
Income (expense) from other investments,
  net                                              13            (1)
Dividend income from other investments              2             2
                                                 ----          ----
  Income from financial investments, net         $ 36          $ 14
                                                 ====          ====

F.    The Company's total comprehensive income is as follows, in millions:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                            2004          2003
                                            ----          ----
Net income                                  $168          $166
Other comprehensive income (loss):
  Cumulative translation adjustments         (28)           39
  Unrealized gain (loss) on marketable
    securities, net                            9           (17)
                                            ----          ----

   Total comprehensive income               $149          $188
                                            ====          ====

      The unrealized gain (loss) on marketable securities is net of income tax (credit) of $6 million and $(10) million for the three months ended March 31, 2004 and 2003, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note F - concluded:

      The components of accumulated other comprehensive income (loss) are as follows, in millions:

                                                  MARCH 31,   DECEMBER 31,
                                                    2004          2003
                                                  --------    ------------
Unrealized gain on marketable securities, net       $ 35          $ 26
Minimum pension liability                            (61)          (61)
Cumulative translation adjustments                   428           456
                                                    ----          ----
  Accumulated other comprehensive income (loss)     $402          $421
                                                    ====          ====

      Unrealized gain on marketable securities is reported net of income tax of $21 million and $15 million at March 31, 2004 and December 31, 2003, respectively.

      The minimum pension liability is reported net of income tax credit of $35 million at both March 31, 2004 and December 31, 2003.

G. The Company owns 64 percent of Hansgrohe AG. The minority interest of $72 million and $70 million at March 31, 2004 and December 31, 2003, respectively, is recorded in the balance sheet caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

H. On March 9, 2004, the Company issued $300 million of floating rate notes due 2007, resulting in net proceeds of $299 million. The interest rate is calculated based on the three-month London Interbank Offered Rate ("LIBOR") plus .25%.

      In March 2004, the Company terminated two interest rate swaps relating to $850 million of fixed rate debt. These swap agreements were accounted for as fair value hedges. The gain of approximately $45 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

      In late March 2004, the Company entered into new interest rate swaps for the purpose of converting a portion of fixed rate debt to floating rate debt, which is expected to reduce interest expense, given current interest rates. The average variable interest rates are based on LIBOR plus a fixed adjustment factor. The average effective interest rate on the interest rate swaps is 2.275%. At March 31, 2004, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed rate debt due July 15, 2012 with an interest rate of 5.875%.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans is as follows, in millions:

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                    ------------------
                                    2004          2003
                                    ----          ----
Service cost                        $  3          $  4
Interest cost                          7            10
Expected return on plan assets        (6)           (8)
Amortization of net loss               2             1
                                    ----          ----
  Net periodic pension cost         $  6          $  7
                                    ====          ====

      Net periodic pension cost for the Company's non-qualified unfunded supplemental pension plans was $4 million and $3 million for the three months ended March 31, 2004 and 2003, respectively.

J. The following table presents information about the Company by segment and geographic area, in millions:

                                                   THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------
                                               2004      2003        2004     2003
                                              -------------------------------------
                                               NET SALES  (A)      OPERATING PROFIT
                                              ----------------     ----------------
The Company's operations by
  segment were:
    Cabinets and Related Products             $  779    $  658       $109     $ 82
    Plumbing Products                            739       623         96       86
    Installation and Other
      Services                                   630       542         81       77
    Decorative Architectural
      Products                                   370       288         64       55
    Other Specialty Products                     288       241         45       37
                                              ------    ------       ----     ----
        Total                                 $2,806    $2,352       $395     $337
                                              ======    ======       ====     ====
The Company's operations by
  geographic area were:
    North America                             $2,271    $1,927       $329     $276
    International, principally
      Europe                                     535       425         66       61
                                              ------    ------       ----     ----
        Total                                 $2,806    $2,352        395      337
                                              ======    ======
General corporate expense, net                                        (36)     (28)
Gain on sale of corporate fixed assets                                  7       --
Accelerated benefits (B)                                               --      (21)
Income regarding litigation settlement (C)                             21       13
                                                                     ----     ----
Operating profit                                                      387      301
Other income (expense), net                                            (1)     (54)
                                                                     ----     ----
Income from continuing operations before
  income taxes and minority interest                                 $386     $247
                                                                     ====     ====

(A)   Intra-segment sales were not material.

(B) Due to the unexpected passing of the Company's President and Chief Operating Officer, certain benefits were accelerated and expensed in the first quarter of 2003.

(C) The Company recorded income regarding the litigation discussed in Note N related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. Other, net, which is included in other income (expense), net, includes the following, in millions:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                 2004          2003
                                                 ----          ----
Income from cash and cash investments            $  2          $  2
Other interest income                               2             2
Income from financial investments, net             36            14
Other items, net                                   12            (5)
                                                 ----          ----
                                                 $ 52          $ 13
                                                 ====          ====

      Other items, net for the first quarter of 2004 primarily include $6 million of currency translation gains.

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 ------------------
                                                 2004          2003
                                                 ----          ----
Numerator (basic and diluted):
  Income from continuing operations              $241          $158
  (Loss) income from discontinued operations,
    after income taxes                            (73)            8
                                                 ----          ----
  Net income                                     $168          $166
                                                 ====          ====
Denominator:
  Basic common shares (based on weighted
    average)                                      457           492
  Add:
    Contingent common shares                        7            28
    Stock option dilution                           4            --
                                                 ----          ----
  Diluted common shares                           468           520
                                                 ====          ====

      For both the three months ended March 31, 2004 and 2003, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at March 31, 2004 and 2003, they were not convertible according to their terms.

      Additionally, 3.1 million common shares and 23.2 million common shares for the three months ended March 31, 2004 and 2003, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price for those shares was greater than the Company's average common stock price during such periods.

      In the first quarter of 2004, the Company repurchased and retired approximately 15 million shares of Company common stock, at a cost aggregating approximately $422 million. At March 31, 2004, the Company has approximately 33 million common shares remaining under the December 2003 Board of Directors repurchase authorization.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

M. In the first quarter of 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires that a company that is the primary beneficiary of a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the company's consolidated financial statements. The adoption of FIN 46R did not have a material impact on the Company's condensed consolidated financial statements.

N. LITIGATION. The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

      As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington State Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr.

      The deadline for claims in the Washington State Settlement was January 17, 2004. In the first quarter of 2004, the Company paid out approximately $2 million for claims and received insurance reimbursements aggregating approximately $1 million; the insurance reimbursements were recognized as income. The Company estimated the average cost per claim received and, as a result, estimated that the remaining unpaid claims and administration costs related to the Washington State Settlement will approximate $30 million at March 31, 2004. Accordingly, the Company reduced the litigation accrual (recognized income) by approximately $20 million in the first quarter of 2004.

      The remaining accrual for the National Settlement at March 31, 2004 related to claims and administrative costs is approximately $10 million.

      The Company expects that the evaluation, processing and payment of claims for both the Washington State Settlement and the National Settlement will be completed by September 30, 2004.

      STOCK PRICE GUARANTEES. Stock price guarantees as of March 31, 2004 are summarized as follows, in millions except per share data:

 SHARES ISSUED                    SETTLEMENT
--------------      MINIMUM       OPTIONS(A)
 # OF    ISSUE    STOCK PRICE    -------------        MATURITY
SHARES   PRICE     GUARANTEE     SHARES   CASH          DATE
------------------------------------------------------------------
  17    $25.21       $31.20         1     $ 21        7/31/04
   1    $30.00       $40.00        --       16    12/31/04-4/30/05
  --                               --     ----
  18                                1     $ 37
  ==                               ==     ====

(A) Amounts are calculated based on the ten-day average of the high and low Company common stock prices ending March 31, 2004 of $29.92. Shares contingently issuable under these agreements are included in the calculation of diluted earnings per common share.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note N - concluded:

      WARRANTY. The following is a reconciliation of the Company's warranty liability, in millions:

                                                            2004
                                                            ----
Balance at January 1                                        $ 90
Accruals for warranties issued during the quarter              9
Accruals related to pre-existing warranties                    6
Settlements made (in cash or kind) during the quarter         (7)
Discontinued operations                                       (3)
Other, net (including foreign exchange impact)                (4)
                                                            ----
  Balance at March 31                                       $ 91
                                                            ====

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003

                              SALES AND OPERATIONS

      The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                                             PERCENT INCREASE
                                     THREE MONTHS ENDED      ----------------
                                         MARCH 31,                 2004
                                     ------------------             VS.
                                      2004        2003             2003
                                     ------      ------            ----
NET SALES:
  Cabinets and Related Products      $  779      $  658             18%
  Plumbing Products                     739         623             19%
  Installation and Other
    Services                            630         542             16%
  Decorative Architectural
    Products                            370         288             28%
  Other Specialty Products              288         241             20%
                                     ------      ------
    Total                            $2,806      $2,352             19%
                                     ======      ======

  North America                      $2,271      $1,927             18%
  International, principally Europe     535         425             26%
                                     ------      ------
    Total                            $2,806      $2,352             19%
                                     ======      ======

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                     ------------------
                                      2004        2003
                                      ----        ----
OPERATING PROFIT MARGINS: (A)
  Cabinets and Related Products       14.0%       12.5%
  Plumbing Products                   13.0%       13.8%
  Installation and Other
    Services                          12.9%       14.2%
  Decorative Architectural
    Products                          17.3%       19.1%
  Other Specialty Products            15.6%       15.4%

  North America                       14.5%       14.3%
  International, principally Europe   12.3%       14.4%
    Total                             14.1%       14.3%

 Operating profit margins, as
   reported                           13.8%       12.8%

(A) Before general corporate expense, net, of $36 million and income regarding the litigation settlement related to the Decorative Architectural Products segment of $21 million for the three months ended March 31, 2004. Before general corporate expense, net, of $28 million, accelerated benefits related to the unexpected passing of the Company's President and Chief Operating Officer of $21 million and income regarding the litigation settlement related to the Decorative Architectural Products segment of $13 million for the three months ended March 31, 2003.

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

                                    NET SALES

      Net sales for the three months ended March 31, 2004 increased 19 percent from the comparable period in 2003.

      The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                        2004           2003
                                                     ---------      ---------
Net sales, as reported                               $   2,806      $   2,352
     Acquisitions                                          (16)           ---
                                                     ---------      ---------
Net sales, excluding acquisitions                        2,790          2,352
     Currency translation                                  (73)           ---
                                                     ---------      ---------
Net sales, excluding acquisitions and the effect
  of currency translation                            $   2,717      $   2,352
                                                     =========      =========

      Net sales of Cabinets and Related Products increased 18 percent in the first quarter of 2004 compared with 2003, primarily due to increased sales volume of assembled cabinets and a more favorable product mix. Results were positively impacted by the continuing strength of new construction markets and retail distribution channels.

      Net sales of Plumbing Products increased 19 percent in the first quarter of 2004 compared with 2003, primarily due to a more favorable product mix as well as the favorable impact of a weaker U.S. dollar which increased International net sales included in this segment.

      Net sales of Installation and Other Services increased 16 percent in the first quarter of 2004 compared with 2003, primarily due to increased sales of non-insulation products in 2004 and as a result of increased new construction and housing starts. Adverse weather conditions in the first quarter of 2003 negatively impacted 2003 results.

      Net sales of Decorative Architectural Products increased 28 percent in the first quarter of 2004 compared with 2003, primarily due to increased sales of paints and stains and certain decorative hardware.

      Net sales of Other Specialty Products increased 20 percent in the first quarter of 2004 compared with 2003, primarily due to a change in product mix, including increased sales of fiberglass doors and windows as well as increased sales of vinyl windows. In addition, the favorable impact of a weaker U.S. dollar increased International net sales included in this segment.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales from North American and International operations for the first quarter of 2004 increased 18 percent and 26 percent, respectively, compared with the first quarter of 2003. In the first quarter of 2004, International sales continued to be positively affected by a weaker U.S. dollar, principally against the Euro, which increased International net sales by approximately 17 percent.

                                OPERATING MARGINS

      The Company's gross profit margins were 30.3 percent for the first quarter of 2004 compared with 30.1 percent for the comparable period in 2003. Gross profit margins in the first quarter of 2004 were adversely impacted by anticipated increases in certain operating expenses, including increased material costs, which offset the positive impact of higher sales volume. Selling, general and administrative expenses as a percentage of sales were 17.3 percent for the first quarter of 2004 and 17.9 percent for the comparable period of the prior year. Selling, general and administrative expenses in the first quarter of 2003 included $21 million of accelerated benefit expense relating to the unexpected passing of the Company's President and Chief Operating Officer. Selling, general and administrative expenses for the first quarter of 2004 include the effect of higher promotion costs as well as costs and expenses associated with complying with the new requirements of the Sarbanes-Oxley legislation. Operating income in the first quarters of 2004 and 2003 also benefited from $21 million and $13 million, respectively, of income regarding the Behr litigation settlement.

      Operating profit margins for the Cabinets and Related Products segment for the first quarter of 2004 were 14.0 percent compared with 12.5 percent in the first quarter of 2003, and reflect the positive impact of higher sales volume and a more favorable product mix.

      Operating profit margins for the Plumbing Products segment were 13.0 percent in the first quarter of 2004 compared with 13.8 percent in the first quarter of 2003, primarily due to relatively higher International sales with lower margins, as well as increased material costs.

      Operating profit margins for the Installation and Other Services segment were 12.9 percent in the first quarter of 2004 compared with 14.2 percent in the first quarter of 2003. The operating margin decline in this segment is primarily attributable to increased sales of generally lower-margin non-insulation products as well as increased material costs.

      Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities has become constrained in recent months. The high level of demand for fiberglass insulation as a result of a strong new construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist over the remainder of 2004 and is working with its diverse supplier base to secure as much material as possible. At the current time, the Company does not believe that this material shortage will have a significant impact on its operations.

      Operating profit margins for the Decorative Architectural Products segment were 17.3 percent for the first quarter of 2004 compared with 19.1 percent in the first quarter of 2003. The positive impact of higher sales volume of paints and stains was offset by increased material and display and advertising costs of certain decorative hardware businesses.

      Operating profit margins for the Other Specialty Products segment were
15.6 percent in the first quarter of 2004 compared with 15.4 percent in the first quarter of 2003.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's operating profit margins, after general corporate expense, were 13.8 percent for the first quarter of 2004 compared with 12.8 percent for the first quarter of 2003. Excluding the income regarding litigation settlement of $21 million and $13 million in 2004 and 2003, respectively, and the accelerated benefit expense of $21 million in 2003, operating profit margins were 13.0 percent for the first quarter of 2004 compared with 13.1 percent for the first quarter of 2003.

                           OTHER INCOME (EXPENSE), NET

      Other, net for the first quarter of 2004 includes $16 million of net realized gains from the sale of marketable securities, dividend income of $7 million and $13 million of income, net regarding other investments.

      Other, net for the first quarter of 2003 includes $8 million of realized gains from the sale of marketable securities, dividend income of $7 million and $1 million of expense, net regarding other investments.

      Interest expense for the first quarter of 2004 decreased $14 million to $53 million compared with $67 million in the first quarter of 2003, primarily due to debt repurchases as well as the effect of the interest rate swap agreements that converted a certain amount of fixed rate debt to lower variable rate debt.

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

      Income and diluted earnings per common share from continuing operations for the first quarter of 2004 were $241 million and $.52 per common share compared with $158 million and $.30 per common share for the comparable period of 2003. The Company's effective tax rate for the three months ended March 31, 2004 was 36.3 percent compared with 34.4 percent for the same period in 2003. The Company estimates that its effective tax rate should approximate 36 percent for 2004. The increase in the tax rate is principally due to a change in the mix of foreign earnings to countries with higher tax rates and an increase in domestic earnings (relative to total earnings), which are generally taxed at a higher rate than earnings from the Company's foreign operations.

                           OTHER FINANCIAL INFORMATION

      The Company's current ratio was 1.8 to 1 at both March 31, 2004 and December 31, 2003.

      For the three months ended March 31, 2004, cash of $98 million was provided by operating activities. Cash used for financing activities was $149 million, including $76 million for cash dividends paid and $422 million for the acquisition and retirement of Company common stock in open-market transactions. Cash provided by financing activities included primarily $299 million for the issuance of notes (net of issuance costs) and $55 million from interest rate swap transactions. Cash used for investing activities was $85 million, including $55 million for capital expenditures and $47 million for the net purchase of marketable securities and other investments. Cash held by discontinued operations was $32 million at March 31, 2004.

      First quarter 2004 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable as compared with December 31, 2003.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note N of the Condensed Consolidated Financial Statements discusses specific claims against the Company and its subsidiary, Behr Process Corporation, with respect to certain exterior wood coating products formerly manufactured by Behr.

      In the first quarter of 2004, the Company issued $300 million of three-year notes (floating rate based on LIBOR plus .25%); the Company also has $261 million of debt due in early May 2004.

      The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

The Company's favorable sales performance has continued early in the second quarter with April sales up in the mid-teens. The Company also expects that certain operating expenses for the year will continue to increase, particularly for energy and certain material costs. Based on current business trends, the Company continues to be optimistic and expects to achieve record sales and earnings for the year 2004.

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

                                MASCO CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES

      a.    Evaluation of Disclosure Controls and Procedures.

            The Company's principal executive officer and principal financial officer have concluded, based on an evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      b.    Changes in Internal Control Over Financial Reporting.

            There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Rules 13a-15 or 15d-15 that occurred during the Company's last fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Information regarding this item is set forth in Note N to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
        SECURITIES

      The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2004, in millions, except average price paid per common share data:

                                                    Total Number of     Maximum Number of
                                       Average      Shares Purchased     Shares That May
                       Total Number   Price Paid      as Part of        Yet Be Purchased
                        of Shares     Per Common   Publicly Announced    Under the Plans
 Period                 Purchased       Share      Plans or Programs       or Programs
--------               ------------   ----------   ------------------   -----------------
 1/1/04-
 1/31/04                     5          $26.94             5                   43

 2/1/04-
 2/29/04                     5          $27.26             5                   38

 3/1/04-
 3/31/04                     5          $28.91             5                   33
                            --                            --
  Total for the
    quarter                 15          $27.70            15                   33

      In December 2003, the Company's Board of Directors authorized the repurchase of up to 50 million shares of the Company's common stock in open-market transactions or otherwise.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

                  12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                  31a- Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

                  31b- Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

                  32 - Certifications required by Rule 13a-14(b) or 15d-14(b) of the Securities and Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

      (b)   REPORTS ON FORM 8-K:

                  Report on Form 8-K dated March 18, 2004, filing the Company's press release which updated previous earnings guidance and announced quarterly dividends.

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION, CONCLUDED

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MASCO CORPORATION

                                                  (Registrant)

DATE:   MAY 5, 2004                 BY:  /s/ Timothy Wadhams
                                         ------------------------------------
                                          Timothy Wadhams
                                          Senior Vice President and
                                          Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

  EXHIBIT

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32 Certifications required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code