Form 10-Q
period 2004-06-30
MASCO CORP /DE/
filed 2004-08-05
CIK 62996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004. Commission File Number 1-5794

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

                                    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                           Shares Outstanding at
             Class                                            July 31, 2004
             -----                                         ---------------------
Common Stock, par value $1 per share                           433,278,000

                                MASCO CORPORATION

                                      INDEX

                                                                PAGE NO.
                                                                --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets -
                     June 30, 2004 and December 31, 2003             1

                 Condensed Consolidated Statements of
                     Income for the Three Months and Six
                     Months Ended June 30, 2004 and 2003             2

                 Condensed Consolidated Statements of
                     Cash Flows for the Six Months Ended
                     June 30, 2004 and 2003                          3

                 Notes to Condensed Consolidated
                     Financial Statements                         4-15

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      16-21

  Item 4.    Controls and Procedures                                22

Part II.    Other Information                                    23-26

  Item 1.    Legal Proceedings

  Item 2.    Changes in Securities, Use of Proceeds and
                 Issuer Purchases of Equity Securities

  Item 4.    Submission of Matters to a Vote of Security
                 Holders

  Item 6.    Exhibits and Reports on Form 8-K

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       JUNE 30, 2004 AND DECEMBER 31, 2003
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                    JUNE 30,     DECEMBER 31,
                                                      2004           2003
                                                    --------     ------------
          ASSETS
Current assets:
     Cash and cash investments                      $   527         $   795
     Accounts and notes receivable, net               1,929           1,674
     Prepaid expenses and other                         277             316
     Inventories:
          Raw material                                  396             405
          Work in process                               146             142
          Finished goods                                592             472
                                                    -------         -------
                                                      1,134           1,019
                                                    -------         -------
               Total current assets                   3,867           3,804

Property and equipment, net                           2,165           2,339
Goodwill                                              4,443           4,491
Other intangible assets, net                            334             344
Assets held for sale                                    319             ---
Other assets                                          1,149           1,171
                                                    -------         -------
               Total assets                         $12,277         $12,149
                                                    =======         =======

          LIABILITIES
Current liabilities:
     Notes payable                                  $   136         $   334
     Accounts payable                                   869             715
     Accrued liabilities                              1,045           1,050
                                                    -------         -------
               Total current liabilities              2,050           2,099

Long-term debt                                        4,297           3,848
Liabilities held for sale                                98             ---
Deferred income taxes and other                         812             746
                                                    -------         -------
               Total liabilities                      7,257           6,693
                                                    -------         -------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2004 - 20,000; 2003 - 20,000                       ---             ---
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2004 - 434,460,000; 2003 - 458,380,000             434             458
Paid-in capital                                         818           1,443
Retained earnings                                     3,583           3,299
Accumulated other comprehensive income (loss)           381             421
Less: Restricted stock awards                          (196)           (165)
                                                    -------         -------
               Total shareholders' equity             5,020           5,456
                                                    -------         -------
               Total liabilities and
                 shareholders' equity               $12,277         $12,149
                                                    =======         =======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                 ------------------         ------------------
                                                  2004        2003           2004        2003
                                                 ------      ------         ------      ------
Net sales                                        $3,061      $2,628         $5,867      $4,980
Cost of sales                                     2,087       1,821          4,042       3,465
                                                 ------      ------         ------      ------

      Gross profit                                  974         807          1,825       1,515

Selling, general and administrative expenses        504         433            989         853
(Income) regarding litigation settlement             (7)        ---            (28)        (13)
                                                 ------      ------         ------      ------

      Operating profit                              477         374            864         675
                                                 ------      ------         ------      ------

Other income (expense), net:
   Interest expense                                 (52)        (67)          (105)       (134)
   Other, net                                        41          34             93          47
                                                 ------      ------         ------      ------
                                                    (11)        (33)           (12)        (87)
                                                 ------      ------         ------      ------
      Income from continuing operations before
        income taxes and minority interest          466         341            852         588

Income taxes                                        167         119            307         204
                                                 ------      ------         ------      ------
      Income from continuing operations
        before minority interest                    299         222            545         384
Minority interest                                     5           2             10           6
                                                 ------      ------         ------      ------
      Income from continuing operations             294         220            535         378
(Loss) income from discontinued operations,
  after income taxes                                (33)          9           (106)         17
                                                 ------      ------         ------      ------

      Net income                                 $  261      $  229         $  429      $  395
                                                 ======      ======         ======      ======

Earnings per common share:
      Basic:
        Income from continuing operations         $ .66       $ .46          $1.19       $ .78
        (Loss) income from discontinued
          operations, after income taxes           (.08)        .02           (.24)        .04
                                                  -----       -----          -----       -----
            Net income                            $ .59       $ .48          $ .95       $ .81
                                                  =====       =====          =====       =====
      Diluted:
        Income from continuing operations         $ .65       $ .44          $1.16       $ .75
        (Loss) income from discontinued
          operations, after income taxes           (.07)        .02           (.23)        .03
                                                  -----       -----          -----       -----
            Net income                            $ .58       $ .46          $ .93       $ .79
                                                  =====       =====          =====       =====

Cash dividends declared and paid per
  common share                                    $ .16       $ .14          $ .32       $ .28
                                                  =====       =====          =====       =====

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (DOLLARS IN MILLIONS)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                        ----------------
                                                         2004      2003
                                                        ------    ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                        $  715    $  516
     (Increase) in receivables                            (348)     (181)
     (Increase) in inventories                            (174)      (75)
     Increase in accounts payable and accrued
       liabilities, net                                    291       219
                                                        ------    ------

          Total cash from operating activities             484       479
                                                        ------    ------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of notes, net of issuance costs              299       ---
     Increase in debt                                      120        10
     Payment of debt                                       (20)      (53)
     Issuance of Company common stock                       22         7
     Retirement of notes                                  (266)      ---
     Proceeds from settlement of swaps                      55       ---
     Purchase of Company common stock for:
       Retirement                                         (679)     (411)
       Long-term stock incentive award plan                (40)      (48)
     Cash dividends paid                                  (149)     (140)
                                                        ------    ------

          Total cash (for) financing activities           (658)     (635)
                                                        ------    ------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                 (124)     (139)
     Purchases of marketable securities                   (242)     (137)
     Proceeds (purchases) of other investments, net         22       (10)
     Proceeds from disposition of:
       Marketable securities                               300       287
       Equity investment                                   ---        75
     Acquisition of companies, net of cash acquired        (13)     (199)
     Other, net                                             18       (31)
                                                        ------    ------

          Total cash (for) investing activities            (39)     (154)
                                                        ------    ------

Effect of foreign exchange rates on cash and
  cash investments                                         (10)       29
                                                        ------    ------

CASH AND CASH INVESTMENTS:
     (Decrease) for the period                            (223)     (281)
     Cash at businesses held for sale                      (45)      ---
     At January 1                                          795     1,067
                                                        ------    ------
     At June 30                                         $  527    $  786
                                                        ======    ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2004 and the results of operations for the three months and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements.

      Certain prior-year amounts have been reclassified to conform to the 2004 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been reclassified and separately stated in the accompanying condensed consolidated statements of income for 2004 and 2003. In the Company's condensed consolidated balance sheet as at June 30, 2004, the assets and liabilities of the businesses held for sale have been reclassified and separately stated. The assets and liabilities of the businesses held for sale have not been reclassified in the related accompanying condensed consolidated balance sheet as at December 31, 2003. In the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

      STOCK OPTIONS AND AWARDS. The Company implemented the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123," for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 are accounted for using the fair value method, and options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. In the first six months of 2004, 517,000 option shares, including restoration option shares, were awarded. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued and outstanding stock options, in millions except per common share data:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                               ------------------      ------------------
                                 2004      2003          2004      2003
                               --------  --------      --------  --------
Net income, as reported          $261      $229          $429      $395
Add:
  Stock-based employee
    compensation expense
    included in reported
    net income, net of tax         10         7            20        22
Deduct:
  Stock-based employee
    compensation expense,
    net of tax                    (10)       (7)          (20)      (22)
  Stock-based employee
    compensation expense
    determined under
    the fair value method
    for stock options
    granted prior to
    2003, net of tax               (3)       (3)           (6)       (7)
                                 ----      ----          ----      ----
Pro forma net income             $258      $226          $423      $388
                                 ====      ====          ====      ====

Earnings per common share:
  Basic as reported              $.59      $.48          $.95      $.81
  Basic pro forma                $.58      $.47          $.94      $.80

  Diluted as reported            $.58      $.46          $.93      $.79
  Diluted pro forma              $.57      $.45          $.92      $.77

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. In the first quarter of 2004, the Company determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan to sell such businesses. The dispositions are expected to be completed by March 31, 2005. In the first quarter of 2004, the Company recognized a pre-tax charge of $64 million for those businesses that are expected to be divested at a loss. In the second quarter of 2004, the Company recognized an additional pre-tax charge of $44 million principally related to certain businesses that are expected to be disposed of at a loss that are located in Spain. The Company has reduced its estimate of expected proceeds for those operations as a result of lower-than-expected operating results. Any gains resulting from the disposition of individual businesses, which are expected later this year, will be recognized as such transactions are completed, and the Company continues to expect that the gains will substantially offset the charges recognized in the first half of 2004. The Company continues to expect net proceeds to exceed $300 million. In the third quarter of 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group divisions. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the 2003 dispositions and the 2004 planned dispositions as discontinued operations.

      Selected financial information for discontinued operations is as follows for the three months and six months ended June 30, 2004 and 2003, in millions:

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                              ------------------       ------------------
                               2004         2003        2004         2003
                              -----        -----       -----        -----
Net sales                     $ 108        $ 159       $ 203        $ 306
                              =====        =====       =====        =====

Income before income taxes    $  12        $  14       $  18        $  27
Impairment of assets held
  for sale                      (44)          --        (108)          --
Income taxes                     (1)          (5)        (16)         (10)
                              -----        -----       -----        -----
  (Loss) income from
    discontinued operations,
    after income taxes        $ (33)       $   9       $(106)       $  17
                              =====        =====       =====        =====

      The after-tax charge for the impairment of assets held for sale is $44 million or $.10 per common share and $120 million (including $12 million of expensed deferred tax assets) or $.26 per common share for the three months and six months ended June 30, 2004, respectively. The unusual relationship between income tax expense and income before income taxes (including the loss on disposition of businesses) in 2004 results primarily from the expected loss providing no current tax benefit in the countries where the loss is anticipated to be incurred and from the expensing of deferred tax assets of the discontinued operations which are no longer expected to be realized. In the first six months of 2004, the Company also recorded approximately $6 million ($4 million in the second quarter of 2004) of severance and termination benefit expenses related to the discontinued operations, included in income before income taxes in the above table. The Company expects such costs to approximate $10 million in aggregate, the balance of which are expected to be recognized over the next nine months.

      The impairment of assets held for sale primarily includes the write-down of goodwill of $61 million and fixed assets of $32 million for the six months ended June 30, 2004.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note B - concluded:

      Total assets and liabilities held for sale consist primarily of the following at June 30, 2004 (after the impairment charges recorded in the first half of 2004), in millions:


            Accounts receivable                    $ 83
            Inventories                              53
            Property and equipment, net             127
            Goodwill                                  5
            Other assets                             51
                                                   ----
                Total assets                       $319
                                                   ====

            Accounts payable                       $ 45
            Accrued salaries, wages and
             related benefits                        40
            Other accrued expenses                   13
                                                   ----
                Total liabilities                  $ 98
                                                   ====

      The discontinued operations were previously included in each of the Company's segments, except the Installation and Other Services segment.

C. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2004, by segment, are as follows, in millions:

                            BALANCE                    HELD FOR               BALANCE
                         DEC. 31, 2003  ADDITIONS(A)   SALE (B)  OTHER(C)  JUNE 30, 2004
                         -------------  ------------   --------  --------  -------------
Cabinets and Related
  Products                   $  708        $  --        $ (63)     $ (6)      $  639
Plumbing Products               498           --           --         3          501
Installation and Other
  Services                    1,701            7           --        --        1,708
Decorative Architectural
  Products                      398           --           --         3          401
Other Specialty Products      1,186            7           (3)        4        1,194
                             ------        -----        -----      ----       ------
  Total                      $4,491        $  14        $ (66)     $  4       $4,443
                             ======        =====        =====      ====       ======

      (A) Additions include several relatively small acquisitions in the Installation and Other Services segment and contingent consideration for a prior acquisition in the Other Specialty Products segment.

      (B) During the first six months of 2004, the Company reclassified the goodwill related to businesses held for sale. The Company also recognized charges for those businesses expected to be divested at a loss; the charge included a write-down of goodwill of $61 million.

      (C) Other principally includes foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations.

      Other indefinite-lived intangible assets include registered trademarks of $255 million at June 30, 2004. The carrying value of the Company's definite-lived intangible assets is $79 million at June 30, 2004 (net of accumulated amortization of $55 million) and principally includes customer relationships and non-compete agreements. Amortization expense for definite-lived intangible assets was $5 million and $10 million for the three months and six months ended June 30, 2004, respectively.

D. Depreciation and amortization expense is $118 million and $105 million for the six months ended June 30, 2004 and 2003, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

E. The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other assets are the following financial investments, in millions:

                                                    JUNE 30,    DECEMBER 31,
                                                     2004          2003
                                                  --------    ------------
      Marketable equity securities                    $366          $392
      Bond funds                                        98           125
      Private equity funds                             325           332
      Metaldyne Corporation                             80            76
      TriMas Corporation                                25            25
      Other investments                                  9             9
                                                      ----          ----
        Total                                         $903          $959
                                                      ====          ====

      The Company's investments in marketable equity securities and bond funds at June 30, 2004 and December 31, 2003 are as follows, in millions:

                                                       PRE-TAX
                                               ---------------------
                                                UNREALIZED  UNREALIZED  RECORDED
                                    COST BASIS    GAINS       LOSSES     BASIS
                                    ----------  ----------   ---------   -------
      JUNE 30, 2004
      Marketable equity securities      $356       $ 33        $(23)      $366
      Bond funds                        $ 91       $  7        $ --       $ 98

      DECEMBER 31, 2003
      Marketable equity securities      $361       $ 35        $ (4)      $392
      Bond funds                        $115       $ 10        $ --       $125

      The following table summarizes the gross unrealized losses and fair value of the Company's investments in temporarily-impaired marketable equity securities, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at June 30, 2004, in millions:

                                                       12 MONTHS OR LESS
                                                      -------------------
                                                                UNREALIZED
                                                    FAIR VALUE    (LOSS)
                                                    ----------  ----------
      Marketable equity securities                     $153        $(23)
                                                       ----        ----
      Total temporarily-impaired securities            $153        $(23)
                                                       ====        ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

      The Company has investments in over 100 different marketable equity securities and bond funds at June 30, 2004. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other than temporary. The unrealized loss at June 30, 2004 is primarily related to one marketable equity security, Furniture Brands International common stock, which was received in June 2002 from the Company's investment in Furnishings International Inc. debt. This security was in an unrealized gain position at the end of the first quarter of 2004. Based on its review, the Company considers the unrealized loss related to this investment to be temporary.

      Income from financial investments is included in other, net, within other income (expense), net, and is summarized as follows, in millions:

                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                JUNE 30,                 JUNE 30,
                           ------------------      ------------------
                             2004      2003          2004      2003
                           --------  --------      --------  --------
Realized gains from
  marketable securities     $ 16       $ 19          $ 35       $ 27
Realized losses from
  marketable securities       (7)       (10)          (10)       (10)
Dividend income from
  marketable securities        4          4             9          9
Income from other
  investments, net             5          4            18          3
Dividend income from
  other investments            3          2             5          4
                            ----       ----          ----       ----
    Income from financial
      investments, net      $ 21       $ 19          $ 57       $ 33
                            ====       ====          ====       ====

F.    The Company's total comprehensive income is as follows, in millions:

                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                                ------------------   ------------------
                                  2004      2003       2004      2003
                                --------  --------   --------  --------
Net income                        $261      $229       $429      $395
Other comprehensive income
  (loss):
  Cumulative translation
    adjustments                      3       137        (25)      176
  Unrealized (loss) gain on
    marketable securities, net     (24)       39        (15)       22
                                  ----      ----       ----      ----

Total comprehensive income        $240      $405       $389      $593
                                  ====      ====       ====      ====

      The unrealized (loss) gain on marketable securities is net of income tax (credits) of $(15) million and $(9) million for the three months and six months ended June 30, 2004, respectively, and $23 million and $13 million for the three months and six months ended June 30, 2003, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note F - concluded:

      The components of accumulated other comprehensive income (loss) are as follows, in millions:

                                                JUNE 30,   DECEMBER 31,
                                                  2004         2003
                                                --------   ------------
Unrealized gain on marketable securities, net     $ 11         $ 26
Minimum pension liability                          (61)         (61)
Cumulative translation adjustments                 431          456
                                                  ----         ----
  Accumulated other comprehensive income (loss)   $381         $421
                                                  ====         ====

      Unrealized gain on marketable securities is reported net of income tax of $6 million and $15 million at June 30, 2004 and December 31, 2003, respectively.

      The minimum pension liability is reported net of income tax credit of $35 million at both June 30, 2004 and December 31, 2003.

G. The Company owns 64 percent of Hansgrohe AG. The minority interest of $77 million and $70 million at June 30, 2004 and December 31, 2003, respectively, is recorded in the caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

H. In the first half of 2004, the Company retired the remaining $266 million of 6% notes due May 2004.

      At June 30, 2004, the Company has borrowed $124 million under the Revolving Credit Agreement.

      On March 9, 2004, the Company issued $300 million of floating-rate notes due 2007, resulting in net proceeds of $299 million. The interest rate is calculated based on the three-month London Interbank Offered Rate ("LIBOR") plus .25%.

      In March 2004, the Company terminated two interest rate swaps relating to $850 million of fixed-rate debt. These swap agreements were accounted for as fair value hedges. The gain of approximately $45 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

      In late March 2004, the Company entered into new interest rate swaps for the purpose of converting a portion of fixed-rate debt to variable-rate debt, which is expected to reduce interest expense, given current interest rates. The average variable interest rates are based on LIBOR plus a fixed adjustment factor. The average effective interest rate on the interest rate swaps is 2.275%. At June 30, 2004, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The interest rate swaps are considered 100 percent effective; therefore, the market valuation of $59 million at June 30, 2004 is recorded in other assets with a corresponding increase to long-term debt in the Company's condensed consolidated balance sheet at June 30, 2004.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans is as follows, in millions:

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                               ------------------     ------------------
                                 2004      2003         2004      2003
                               --------  --------     --------  --------
Service cost                     $  3      $  3         $  6      $  7
Interest cost                       9         9           16        19
Expected return on plan assets     (7)       (7)         (13)      (15)
Amortization of net loss            1         3            3         4
                                 ----      ----         ----      ----
  Net periodic pension cost      $  6      $  8         $ 12      $ 15
                                 ====      ====         ====      ====

      Net periodic pension cost for the Company's non-qualified unfunded supplemental pension plans was $5 million and $9 million for the three months and six months ended June 30, 2004, respectively, and $2 million and $5 million for the three months and six months ended June 30, 2003, respectively.

      In the first six months of 2004, the Company contributed $60 million to its domestic qualified defined-benefit pension plans.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:

                                              THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------     ------------------------------------
                                           2004     2003      2004      2003        2004     2003      2004      2003
                                         ------------------------------------     ------------------------------------
                                           NET SALES (A)    OPERATING PROFIT        NET SALES (A)    OPERATING PROFIT
                                         ------------------------------------     ------------------------------------
The Company's operations by
  segment were (B):
   Cabinets and Related Products         $  797    $  695    $  137    $  110     $1,576    $1,353    $  246    $  192
   Plumbing Products                        785       675       117        95      1,524     1,298       213       181
   Installation and Other Services          686       585        88        88      1,316     1,127       169       165
   Decorative Architectural Products        451       393       101        55        821       681       165       110
   Other Specialty Products                 342       280        71        50        630       521       116        87
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $3,061    $2,628    $  514    $  398     $5,867    $4,980    $  909    $  735
                                         ======    ======    ======    ======     ======    ======    ======    ======

The Company's operations by
  geographic area were:
   North America                         $2,531    $2,198    $  442    $  373     $4,802    $4,125    $  771    $  649
   International, principally Europe        530       430        72        25      1,065       855       138        86
                                         ------    ------    ------    ------     ------    ------    ------    ------
       Total                             $3,061    $2,628       514       398     $5,867    $4,980       909       735
                                         ======    ======                         ======    ======

General corporate expense, net                                  (45)      (29)                           (81)      (57)
Gain on sale of corporate fixed assets                            1        --                              8        --
Income regarding litigation
  settlement (C)                                                  7        --                             28        13
Income (expense) related to
  accelerated benefits (D)                                       --         5                             --       (16)
                                                             ------    ------                         ------    ------
Operating profit                                                477       374                            864       675
Other income (expense), net                                     (11)      (33)                           (12)      (87)
                                                             ------    ------                         ------    ------
Income from continuing operations
  before income taxes and minority
  interest                                                   $  466    $  341                         $  852    $  588
                                                             ======    ======                         ======    ======

(A)   Intra-segment sales were not material.

(B) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the 2004 planned disposition of certain European businesses as discontinued operations. Accordingly, the assets and liabilities of those operations have been reclassified from the segments above. The reclassified assets are as follows: Cabinets and Related Products - $242 million; Plumbing Products - $16 million; Decorative Architectural Products - $35 million; and Other Specialty Products - $107 million.

(C) The Company recorded income regarding the litigation discussed in Note N related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

(D) Due to the unexpected passing of the Company's President and Chief Operating Officer, certain benefits were accelerated and expensed in the first quarter of 2003, with an adjustment in the second quarter of 2003.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. Other, net, which is included in other income (expense), net, includes the following, in millions:

                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                JUNE 30,                 JUNE 30,
                           ------------------      ------------------
                             2004      2003          2004      2003
                           --------  --------      --------  --------
Income from cash and
  cash investments           $  1      $  2          $  3      $  4
Other interest income           1         1             3         3
Income from financial
  investments, net (Note E)    21        19            57        33
Gain from sale of equity
  investment                   --         5            --         5
Other items, net               18         7            30         2
                             ----      ----          ----      ----
                             $ 41      $ 34          $ 93      $ 47
                             ====      ====          ====      ====

      Other items, net for the three months and six months ended June 30, 2004 include $6 million and $12 million, respectively, of currency transaction gains. Other items, net for the three months and six months ended June 30, 2004 also include a $5 million gain from the sale of non-operating assets. In the second quarter of 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited for cash proceeds of approximately $75 million. The sale resulted in a pre-tax gain of $5 million.

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                     JUNE 30,              JUNE 30,
                                ------------------    ------------------
                                  2004      2003        2004      2003
                                --------  --------    --------  --------
Numerator (basic and diluted):
   Income from continuing
     operations                   $ 294     $ 220       $ 535     $ 378
   (Loss) income from
     discontinued operations,
     after tax                      (33)        9        (106)       17
                                  -----     -----       -----     -----
   Net income as reported         $ 261     $ 229       $ 429     $ 395
                                  =====     =====       =====     =====

Denominator:
   Basic common shares (based
     on weighted average)           443       482         450       487
   Add:
     Contingent common shares         6        15           6        15
     Stock option dilution            4         2           4         1
                                  -----     -----       -----     -----
   Diluted common shares            453       499         460       503
                                  =====     =====       =====     =====

      Income per common share amounts for the first two quarters of 2004 and 2003 do not total to the per common share amounts for the six months ended June 30, 2004 and 2003 due to the timing of stock repurchases and the effect of contingently issuable shares.

      For both the three months and six months ended June 30, 2004 and 2003, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at June 30, 2004 and 2003, they were not convertible according to their terms.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note L - concluded:

      Additionally, 1.9 million and 2.9 million common shares for the three months and six months ended June 30, 2004, respectively, and 4.1 million and 7.7 million common shares for the three months and six months ended June 30, 2003, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price was greater than the Company's average common stock price for these periods.

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

      The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

                                              2004
                                 ------------------------------
                                 WASHINGTON STATE     NATIONAL
                                    SETTLEMENT       SETTLEMENT
                                 ----------------    ----------
Balance at January 1                 $ 53              $ 10

  Payments on claims                   (8)               --
  Insurance proceeds                   (7)               (1)
  Adjustment of accrual               (20)               --
                                     ----              ----

Balance at June 30                   $ 18              $  9
                                     ====              ====

      The deadlines for filing claims were September 2, 2003 for the National Settlement and January 17, 2004 for the Washington State Settlement.

      In the first quarter of 2004, the Company estimated the average cost per claim received related to the Washington State Settlement, and, as a result, estimated that the remaining unpaid claims and administration costs would be approximately $20 million less than originally estimated. Accordingly, the Company reduced the litigation accrual (recognizing income) by $20 million in the first quarter of 2004.

      Proceeds from insurance carriers are recognized as income when Behr and its carriers agree on such amounts. The Company expects that the evaluation, processing and payment of claims for both the Washington State Settlement and the National Settlement will be completed by March 31, 2005.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note N - concluded:

      STOCK PRICE GUARANTEES. Stock price guarantees as of June 30, 2004 are summarized as follows, in millions except per share data:

 SHARES ISSUED                      SETTLEMENT
--------------      MINIMUM          OPTIONS(A)
 # OF    ISSUE    STOCK PRICE     ---------------       MATURITY
SHARES   PRICE     GUARANTEE      SHARES     CASH         DATE
--------------------------------------------------------------------
  16    $25.21      $31.20           1       $ 12        7/31/04
   1    $30.00      $40.00          --         16   12/31/04-4/30/05
  --                                --       ----

  17                                 1       $ 28
  ==                                ==       ====

(A) Amounts are calculated based on the ten-day average of the high and low Company common stock prices ending June 30, 2004 of $30.42. Shares contingently issuable under these agreements are included in the calculation of diluted earnings per common share.

      In early August 2004, the Company recorded the issuance of approximately 160,000 shares of Company common stock related to the stock price guarantee, which matured on July 31, 2004.

      WARRANTY. The following is a reconciliation of the Company's warranty liability, in millions:

                                                                       2004
                                                                       ----
Balance at January 1                                                   $ 90
Accruals for warranties issued during the period                         28
Accruals related to pre-existing warranties                               6
Settlements made (in cash or kind) during the period                    (18)
Discontinued operations                                                  (3)
Other, net (including foreign exchange impact)                           (6)
                                                                       ----
Balance at June 30                                                     $ 97
                                                                       ====

SHAREHOLDERS' EQUITY. In 2000, participants in the Executive Stock Purchase Program ("Program") financed their purchases of Company common stock with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was $88 million at June 30, 2004 and $160 million at December 31, 2003, in the event of a default by a participant in the Program.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2004 AND THE FIRST SIX MONTHS 2004 VERSUS
SECOND QUARTER 2003 AND THE FIRST SIX MONTHS 2003

                       SALES AND OPERATING PROFIT MARGINS

      The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                          THREE MONTHS ENDED
                                               JUNE 30,           PERCENT INCREASE
                                          ------------------      ----------------
                                           2004        2003        2004 VS. 2003
                                          ------------------      ----------------
NET SALES:
  Cabinets and Related Products           $  797      $  695             15%
  Plumbing Products                          785         675             16%
  Installation and Other Services            686         585             17%
  Decorative Architectural Products          451         393             15%
  Other Specialty Products                   342         280             22%
                                          ------      ------
      Total                               $3,061      $2,628             16%
                                          ======      ======

  North America                           $2,531      $2,198             15%
  International, principally Europe          530         430             23%
                                          ------      ------
      Total                               $3,061      $2,628             16%
                                          ======      ======

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                          ------------------
                                           2004        2003
                                          ------------------
NET SALES:
  Cabinets and Related Products           $1,576      $1,353             16%
  Plumbing Products                        1,524       1,298             17%
  Installation and Other Services          1,316       1,127             17%
  Decorative Architectural Products          821         681             21%
  Other Specialty Products                   630         521             21%
                                          ------      ------
      Total                               $5,867      $4,980             18%
                                          ======      ======

  North America                           $4,802      $4,125             16%
  International, principally Europe        1,065         855             25%
                                          ------      ------
      Total                               $5,867      $4,980             18%
                                          ======      ======

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                          ------------------       ------------------
                                           2004        2003         2004        2003
                                          ------------------       ------------------
OPERATING PROFIT MARGIN: (A)
  Cabinets and Related Products            17.2%       15.8%        15.6%       14.2%
  Plumbing Products                        14.9%       14.1%        14.0%       13.9%
  Installation and Other Services          12.8%       15.0%        12.8%       14.6%
  Decorative Architectural Products        22.4%       14.0%        20.1%       16.2%
  Other Specialty Products                 20.8%       17.9%        18.4%       16.7%

  North America                            17.5%       17.0%        16.1%       15.7%
  International, principally Europe        13.6%        5.8%        13.0%       10.1%
      Total                                16.8%       15.1%        15.5%       14.8%

TOTAL OPERATING PROFIT MARGIN,
  AS REPORTED                              15.6%       14.2%        14.7%       13.6%

(A) Before general corporate expense of $45 million and $81 million for the three-month and six-month periods ended June 30, 2004, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $7 million and $28 million for the three-month and six-month periods ended June 30, 2004, respectively. Before general corporate expense of $29 million and $57 million for the three-month and six-month periods ended June 30, 2003, respectively. Before accelerated benefit (income) expense related to the unexpected passing of the Company's President and Chief Operating Officer of $(5) million and $16 million for the three-month and six-month periods ended June 30, 2003, respectively, and before insurance income regarding the litigation settlement related to the Decorative Architectural Products segment of $13 million for the six-month period ended June 30, 2003.

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

                                    NET SALES

      Net sales increased 16 percent and 18 percent, respectively, for the three-month and six-month periods ended June 30, 2004 from the comparable periods in 2003. The following table reconciles reported net sales to net sales, excluding acquisitions and divestitures, in millions:

                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                JUNE 30,                 JUNE 30,
                           ------------------       ------------------
                            2004        2003         2004        2003
                           ------      ------       ------      ------
Net sales, as reported     $3,061      $2,628       $5,867      $4,980
 Acquisitions                 (12)        ---          (28)        ---
                           ------      ------       ------      ------

Net sales, excluding
  acquisitions              3,049       2,628        5,839       4,980
 Currency translation         (38)        ---         (111)        ---
                           ------      ------       ------      ------

Net sales, excluding
  acquisitions and the
  effect of currency
  translation              $3,011      $2,628       $5,728      $4,980
                           ======      ======       ======      ======

      Net sales of Cabinets and Related Products increased 15 percent and 16 percent, respectively, in the three-month and six-month periods ended June 30, 2004 compared with the same periods in 2003, primarily due to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new construction market in the United States, as well as a more favorable product mix.

      Net sales of Plumbing Products increased 16 percent and 17 percent, respectively, in the three-month and six-month periods ended June 30, 2004 compared with the same periods in 2003, primarily due to increased sales volume in the retail markets in North America and Europe and in the new construction markets in North America. In addition, the favorable impact of a weaker U.S. dollar increased International sales included in this segment in 2004 compared with 2003.

      Net sales of Installation and Other Services increased 17 percent in both the three-month and six-month periods ended June 30, 2004 compared with the same periods in 2003, primarily due to increased sales volume of non-insulation products, increased selling prices for insulation products and continued increases in new residential construction and housing starts. Net sales in this segment in the first half of 2003 were negatively affected by adverse weather conditions in certain markets.

      Net sales of Decorative Architectural Products increased 15 percent and 21 percent, respectively, in the three-month and six-month periods ended June 30, 2004 compared with the same periods of 2003, primarily due to increased sales volume of paints and stains as well as increased sales of decorative hardware.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales of Other Specialty Products increased 22 percent and 21 percent, respectively, in the three-month and six-month periods ended June 30, 2004 compared with the same periods of 2003, primarily due to increased sales of vinyl and fiberglass windows and doors in North America. In addition, the favorable impact of a weaker U.S. dollar increased International sales included in this segment in 2004 compared with 2003.

      Net sales from North American operations for the three-month and six-month periods ended June 30, 2004 increased 15 percent and 16 percent, respectively, compared with the same periods of 2003, primarily due to the reasons discussed above. Net sales from International operations for the three-month and six-month periods ended June 30, 2004 increased 23 percent and 25 percent, respectively, compared with the same periods of 2003, primarily due to increased sales of cabinets and plumbing products, as well as a weaker U.S. dollar, principally against the Euro, which increased International sales by approximately nine percent and 13 percent for the three-month and six-month periods ended June 30, 2004.

                                OPERATING MARGINS

      The Company's gross profit margins increased to 31.8 percent and 31.1 percent, respectively, for the three-month and six-month periods ended June 30, 2004 from 30.7 percent and 30.4 percent, respectively, for the comparable periods in 2003. The increase in gross profit margins reflects increased sales volume, offset in part by increased sales in segments which have somewhat lower margins as well as increased material costs. In addition, operating results for 2003 were reduced by a $23 million non-cash, pre-tax charge related to a European business unit in the Decorative Architectural Products segment. The charge resulted from a business system implementation failure which allowed former management of the business to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003.

      Selling, general and administrative expenses as a percentage of sales were
16.5 percent and 16.9 percent, respectively, for the three-month and six-month periods ended June 30, 2004 and 16.5 percent and 17.1 percent, respectively, for the comparable periods of the prior year. Selling, general and administrative expenses in 2004 have been negatively impacted by costs and expenses associated with complying with the new requirements of the Sarbanes-Oxley legislation. Selling, general and administrative expenses in the three-month and six-month periods ended June 30, 2003 include $(5) million and $16 million, respectively, of accelerated benefit (income) expense related to the unexpected passing of the Company's President and Chief Operating Officer.

      Operating profit for the three-month and six-month periods ended June 30, 2004 includes $7 million and $28 million of income regarding the Behr litigation settlement. Operating profit in the six-month period ended June 30, 2003 also benefited from $13 million of Behr litigation income.

      Operating profit margins for the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2004 were 17.2 percent and
15.6 percent, respectively, compared with 15.8 percent and 14.2 percent for the same periods in 2003, and reflect the positive impact of higher sales volume and a more favorable product mix offset in part by increased material costs related to wood and particleboard products.

      Operating profit margins for the Plumbing Products segment were 14.9 percent and 14.0 percent, respectively, for the three-month and six-month periods ended June 30, 2004 compared with 14.1 percent and 13.9 percent for the same periods of 2003, primarily due to increased sales volume as well as a more favorable product mix.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating profit margins for the Installation and Other Services segment were 12.8 percent for both the three-month and six-month periods ended June 30, 2004 compared with 15.0 percent and 14.6 percent for the same periods of 2003. The operating profit margin decline in this segment is primarily attributable to increased material costs as well as an increase in sales of generally lower-margin non-insulation products. Historically, the Company has generally been able to increase its selling prices to reflect certain material cost increases. Typically, the benefits of such selling price increases are reflected in subsequent periods as there is a time lag resulting from existing contractual obligations.

      Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities has become constrained in recent months. The high level of demand for fiberglass insulation as a result of the strong new construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist over the remainder of 2004 and is working with its diverse supplier base to secure as much material as possible. At the current time, the Company does not believe that this material shortage will have a significant impact on its operations.

      Operating profit margins for the Decorative Architectural Products segment were 22.4 percent and 20.1 percent, respectively, for the three-month and six-month periods ended June 30, 2004 compared with 14.0 percent and 16.2 percent for the same periods of 2003. The margin improvement includes the effect of increased sales volume of paints and stains and decorative hardware offset in part by increased material and promotion costs. As previously discussed, operating profit in this segment for the second quarter of 2003 was also negatively affected by a non-cash, pre-tax charge of $23 million related to a European business unit. The charge resulted from a business system implementation failure which allowed former management of the business to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003.

      Operating profit margins for the Other Specialty Products segment were
20.8 percent and 18.4 percent, respectively, for the three-month and six-month periods ended June 30, 2004 compared with 17.9 percent and 16.7 percent for the same periods of 2003. The margin improvement is primarily attributable to increased sales of vinyl and fiberglass windows and doors.

      The Company's operating profit margins, as reported, were 15.6 percent and
14.7 percent, respectively, for the three-month and six-month periods ended June 30, 2004 compared with 14.2 percent and 13.6 percent for the same periods of 2003. The Company's operating profit margins, excluding the Behr litigation income of $7 million and $28 million for the three-month and six-month periods ended June 30, 2004, respectively, and $13 million for the six-month period ended June 30, 2003 and the accelerated benefit (income) expense of $(5) million and $16 million for the three-month and six-month periods ended June 30, 2003, respectively, were 15.4 percent and 14.2 percent for the three-month and six-month periods ended June 30, 2004, respectively, and 14.0 percent and 13.6 percent for the three-month and six-month periods ended June 30, 2003. The Company's operating profit margins increased for the three-month and six-month periods ended June 30, 2004 compared with the same periods of 2003, principally due to the reasons discussed above.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OTHER INCOME (EXPENSE), NET

      Other, net, for the three-month and six-month periods ended June 30, 2004 includes $9 million and $25 million, respectively, of realized gains, net, from the sale of marketable securities, dividend income of $7 million and $14 million, respectively, and $5 million and $18 million, respectively, of income, net, regarding other investments. Other items, net for the three months and six months ended June 30, 2004 include $6 million and $12 million, respectively, of currency transaction gains. Other items, net for the three months and six months ended June 30, 2004 also include a $5 million gain from the sale of non-operating assets.

      Other, net, for the three-month and six-month periods ended June 30, 2003 includes $9 million and $17 million, respectively, of realized gains, net, from the sale of marketable securities, dividend income of $6 million and $13 million, respectively, and $4 million and $3 million, respectively, of income, net, regarding other investments. Other, net, for the three-month and six-month periods ended June 30, 2003 also includes $5 million of gain from the sale of the Company's equity investment in Emco Limited.

      Interest expense for the three-month and six-month periods ended June 30, 2004 decreased $15 million and $29 million, respectively, to $52 million and $105 million, compared with interest expense of $67 million and $134 million, respectively, for the same periods of 2003 primarily due to debt repurchases as well as the effect of the interest rate swap agreements that converted a certain amount of fixed-rate debt to lower variable-rate debt.

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

      Income from continuing operations for the three-month and six-month periods ended June 30, 2004 was $294 million and $535 million, respectively, compared with $220 million and $378 million, respectively, for the comparable periods of 2003. Diluted earnings per common share from continuing operations for the three-month and six-month periods ended June 30, 2004 were $.65 and $1.16 per common share, respectively, compared with $.44 and $.75 per common share, respectively, for the comparable periods of 2003. The Company's effective tax rate was 35.8 percent and 36.0 percent, respectively, for the three-month and six-month periods ended June 30, 2004, compared with 34.9 percent and 34.7 percent, respectively, for the same periods in 2003. The Company estimates that its effective tax rate should approximate 36 percent for 2004. The increase in the tax rate is principally due to a change in the mix of foreign earnings in countries with higher tax rates.

                           OTHER FINANCIAL INFORMATION

      The Company's current ratio was 1.9 to 1 at June 30, 2004 compared with
1.8 to 1 at December 31, 2003.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the six months ended June 30, 2004, cash of $484 million was provided by operating activities. Cash used for financing activities was $658 million, including $266 million for the retirement of notes, $149 million for cash dividends paid, $679 million for the acquisition and retirement of Company common stock in open-market transactions and $40 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan. Cash provided by financing activities included $299 million from the issuance of notes (net of issuance costs), $100 million from a net increase in bank debt, $55 million from interest rate swap transactions and $22 million from the issuance of Company common stock for the exercise of stock options. Cash used for investing activities was $39 million and primarily included $124 million for capital expenditures. Cash provided by investing activities primarily included $80 million from the net sales of marketable securities and other investments. Cash at businesses held for sale was $45 million at June 30, 2004.

      In the first half of 2004, the Company retired the remaining $266 million of 6% notes due May 2004. At June 30, 2004, the Company has borrowed $124 million under the Revolving Credit Agreement.

      The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note N to the Condensed Consolidated Financial Statements discusses specific claims pending against the Company and its subsidiary, Behr Process Corporation, with respect to certain of Behr's exterior wood coating products.

      The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

      The Company continues to experience better than expected sales performance as sales of assembled cabinets, paints and stains, installation services, vinyl windows and plumbing products have remained strong thus far in 2004. The
Company also expects that certain operating expenses for the year will continue to increase, particularly for certain material, freight, energy and insurance costs, as well as costs associated with complying with the new requirements of the Sarbanes-Oxley legislation. Based on current business trends and the record sales and earnings achieved in the first half of 2004, the Company continues to be optimistic and expects to achieve record sales and earnings for the full-year of 2004.

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

                                MASCO CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES

   a. Evaluation of Disclosure Controls and Procedures.

      The Company's principal executive officer and principal financial officer have concluded, based on an evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of June 30, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides information regarding the repurchase of Company common stock for the six months ended June 30, 2004, in millions except average price paid per common share data:

                                       TOTAL NUMBER OF    MAXIMUM NUMBER OF
                                       SHARES PURCHASED    SHARES THAT MAY
         TOTAL NUMBER  AVERAGE PRICE     AS PART OF       YET BE PURCHASED
          OF SHARES      PAID PER     PUBLICLY ANNOUNCED   UNDER THE PLANS
PERIOD   PURCHASED(A)  COMMON SHARE   PLANS OR PROGRAMS      OR PROGRAMS
-------  ------------  ------------   ------------------  -----------------
1/1/04-
1/31/04         5          $26.94             5                   43

2/1/04-
2/29/04         5          $27.26             5                   38

3/1/04-
3/31/04         5          $28.91             5                   33

4/1/04-
4/30/04         7          $29.00             5                   28

5/1/04-
5/31/04         3          $27.97             3                   25

6/1/04-
6/30/04         1          $29.82             1                   24
               --                            --

 Total for
  the year     26          $28.16            24

      (A) Includes 2 million shares (i) acquired on the open market for the incentive stock award plans, (ii) surrendered for the exercise of stock options or (iii) withheld for the payment of taxes upon vesting of stock awards.

      In December 2003, the Company's Board of Directors authorized the repurchase of up to 50 million shares of the Company's common stock in open-market transactions or otherwise.

ITEMS 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on May 11, 2004 at which the stockholders voted upon (1) the election of three nominees for Class I Directors and two nominees for Class II Directors, (2) approval of the 2004 Restricted Stock Award Program in order to qualify grants of restricted stock under Section 162(m) of the Internal Revenue Code and (3) ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2004. The following is a tabulation of the votes.

                                MASCO CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONCLUDED)

ELECTION OF CLASS I DIRECTORS:

                                        For                      Withheld
                                        ---                      --------
Peter A. Dow                        380,613,857                  6,560,741
Anthony F. Earley, Jr.              380,309,304                  6,865,294
Wayne B. Lyon                       385,172,069                  2,002,529

ELECTION OF CLASS II DIRECTORS:

                                        For                      Withheld
                                        ---                      --------
David L. Johnston                   385,656,721                  1,517,877
J. Michael Losh                     378,567,857                  8,606,741

APPROVAL OF THE 2004 RESTRICTED STOCK AWARD PROGRAM IN ORDER TO QUALIFY GRANTS OF RESTRICTED STOCK UNDER SECTION 162(M) OF THE INTERNAL REVENUE CODE:

                                                     Abstentions and
    For                        Against               Broker Non-Votes
    ---                        -------               ----------------
351,805,991                  34,749,412                    619,195

APPROVAL OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR 2004:

                                                     Abstentions and
    For                        Against               Broker Non-Votes
    ---                        -------               ----------------
377,062,635                   9,919,451                    192,512

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

            10a - 1997 Non-Employee Directors Stock Plan (Amended May 11, 2004)

            10b - 2004 Restricted Stock Award Program

            12  - Computation of Ratio of Earnings to Combined Fixed Charges and
                  Preferred Stock Dividends

            31a - Certification of Chief Executive Officer required by Rule
                  13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

            31b - Certification of Chief Financial Officer required by Rule
                  13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

            32  - Certifications required by Rule 13a-14(b) or 15d-14(b) of the
                  Securities and Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                MASCO CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONCLUDED)

      (b)   REPORTS ON FORM 8-K:

            FILED:

            None.

            FURNISHED, NOT FILED:

            Report on Form 8-K dated May 3, 2004, furnishing a press release reporting the Company's financial results for the first quarter of 2004 and providing supplemental information prepared for use in connection with the investor conference and webcast.

                                MASCO CORPORATION

                     PART II. OTHER INFORMATION - CONCLUDED

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

                                               MASCO CORPORATION
                                               -----------------
                                                  (Registrant)

DATE: AUGUST 5, 2004                  BY: /s/  Timothy Wadhams
                                          --------------------------
                                          Timothy Wadhams
                                          Senior Vice President and
                                           Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

  EXHIBIT
  -------
Exhibit 10a   1997 Non-Employee Directors Stock Plan (Amended May 11, 2004)

Exhibit 10b   2004 Restricted Stock Award Program

Exhibit 12    Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends

Exhibit 31a   Certification of Chief Executive Officer required by Rule 13a-14
              (a) or 15d-14(a) of the Securities and Exchange Act of 1934

Exhibit 31b   Certification of Chief Financial Officer required by Rule 13a-14
              (a) or 15d-14(a) of the Securities and Exchange Act of 1934

Exhibit 32    Certifications required by Rule 13a-14(b) or 15d-14(b) of the
              Securities and Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code