Form 10-Q
period 2004-09-30
MASCO CORP /DE/
filed 2004-11-04
CIK 62996

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004. COMMISSION FILE NUMBER 1-5794

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

                                 YES [X] NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                                 YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                           SHARES OUTSTANDING AT
        CLASS                                                 OCTOBER 31, 2004
        -----                                                 ------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                             448,000,000

                                MASCO CORPORATION

                                      INDEX

                                                                   PAGE NO.
                                                                   --------
Part I.     Financial Information

  Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets -
                     September 30, 2004 and December 31, 2003           1

                 Condensed Consolidated Statements of
                     Income for the Three Months and Nine
                     Months Ended September 30, 2004 and 2003           2

                 Condensed Consolidated Statements of
                     Cash Flows for the Nine Months Ended
                     September 30, 2004 and 2003                        3

                 Notes to Condensed Consolidated
                     Financial Statements                            4-17

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         18-25

  Item 4.    Controls and Procedures                                   26

Part II.    Other Information

  Item 1.    Legal Proceedings                                         27

  Item 2.    Unregistered Sale of Equity Securities and
                 Use of Proceeds                                       27

  Item 6.    Exhibits                                                  28

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      2004           2003
                                                  -------------  ------------
          ASSETS
          ------
Current assets:
     Cash and cash investments                      $   969         $   795
     Accounts and notes receivable, net               1,908           1,674
     Prepaid expenses and other                         276             316
     Inventories:
          Raw material                                  386             405
          Work in process                               153             142
          Finished goods                                587             472
                                                    -------         -------
                                                      1,126           1,019
                                                    -------         -------
               Total current assets                   4,279           3,804

Property and equipment, net                           2,165           2,339
Goodwill                                              4,445           4,491
Other intangible assets, net                            330             344
Assets held for sale                                    175              --
Other assets                                            995           1,171
                                                    -------         -------
               Total assets                         $12,389         $12,149
                                                    =======         =======

          LIABILITIES
          -----------
Current liabilities:
     Notes payable                                  $    44         $   334
     Accounts payable                                   852             715
     Accrued liabilities                              1,130           1,050
                                                    -------         -------
               Total current liabilities              2,026           2,099

Long-term debt                                        4,210           3,848
Liabilities held for sale                                60              --
Deferred income taxes and other                         851             746
                                                    -------         -------
               Total liabilities                      7,147           6,693
                                                    -------         -------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
          --------------------
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2004 - ---; 2003 - 20,000                          --              --
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2004 - 449,220,000; 2003 - 458,380,000             449             458
Paid-in capital                                         724           1,443
Retained earnings                                     3,856           3,299
Accumulated other comprehensive income (loss)           409             421
Less:  Restricted stock awards                         (196)           (165)
                                                    -------         -------
               Total shareholders' equity             5,242           5,456
                                                    -------         -------
               Total liabilities and
                 shareholders' equity               $12,389         $12,149
                                                    =======         =======

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                 ------------------         ------------------
                                                  2004        2003           2004        2003
                                                 ------      ------         ------      ------
Net sales                                        $3,173      $2,823         $9,040      $7,803
Cost of sales                                     2,182       1,949          6,224       5,414
                                                 ------      ------         ------      ------

      Gross profit                                  991         874          2,816       2,389

Selling, general and administrative expenses        502         459          1,491       1,312
(Income) regarding litigation settlement             (2)        (58)           (30)        (71)
                                                 ------      ------         ------      ------

      Operating profit                              491         473          1,355       1,148
                                                 ------      ------         ------      ------

Other income (expense), net:
   Interest expense                                 (55)        (67)          (160)       (201)
   Other, net                                        24           7            117          54
                                                 ------      ------         ------      ------
                                                    (31)        (60)           (43)       (147)
                                                 ------      ------         ------      ------
      Income from continuing operations before
        income taxes and minority interest          460         413          1,312       1,001

Income taxes                                        167         153            474         357
                                                 ------      ------         ------      ------
      Income from continuing operations
        before minority interest                    293         260            838         644
Minority interest                                     4           2             14           8
                                                 ------      ------         ------      ------
      Income from continuing operations             289         258            824         636

Income (loss) from discontinued operations,
  after income taxes                                 70          61            (36)         78
                                                 ------      ------         ------      ------

      Net income                                 $  359      $  319         $  788      $  714
                                                 ======      ======         ======      ======

Earnings per common share:
      Basic:
        Income from continuing operations        $  .66      $  .54         $ 1.84      $ 1.32
        Income (loss) from discontinued
          operations, after income taxes            .16         .13           (.08)        .16
                                                 ------      ------         ------      ------
            Net income                           $  .82      $  .67         $ 1.76      $ 1.48
                                                 ======      ======         ======      ======
      Diluted:
        Income from continuing operations        $  .64      $  .53         $ 1.81      $ 1.28
        Income (loss) from discontinued
          operations, after income taxes            .16         .13           (.08)        .16
                                                 ------      ------         ------      ------
            Net income                           $  .80      $  .65         $ 1.73      $ 1.44
                                                 ======      ======         ======      ======

Cash dividends per common share:
      Declared                                   $  .18      $  .16         $  .50      $  .44
                                                 ======      ======         ======      ======
      Paid                                       $  .16      $  .14         $  .48      $  .42
                                                 ======      ======         ======      ======

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (DOLLARS IN MILLIONS)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       ------------------
                                                         2004       2003
                                                       -------    -------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                        $1,135    $   817
     (Increase) in receivables                            (333)      (310)
     (Increase) decrease in inventories                   (163)        --
     Increase in accounts payable and accrued
       liabilities, net                                    334        417
                                                        ------    -------
          Total cash from operating activities             973        924
                                                        ------    -------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Issuance of notes, net of issuance costs              299         --
     (Decrease) increase in debt                           (40)        11
     Payment of debt                                        (3)       (84)
     Retirement of notes                                  (266)      (300)
     Proceeds from settlement of swaps                      55         --
     Issuance of Company common stock                       35         19
     Purchase of Company common stock for:
       Retirement                                         (777)      (555)
       Long-term stock incentive award plan                (40)       (48)
     Cash dividends paid                                  (227)      (209)
                                                        ------    -------
          Total cash (for) financing activities           (964)    (1,166)
                                                        ------    -------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                 (188)      (198)
     Purchases of marketable securities                   (304)      (245)
     Proceeds (purchases) of other investments, net         34        (12)
     Proceeds from disposition of:
       Marketable securities                               477        377
       Businesses, net of cash disposed                    178        282
       Equity investment                                    --         76
     Acquisition of companies, net of cash acquired        (14)      (208)
     Other, net                                             21        (17)
                                                        ------    -------
          Total cash from investing activities             204         55
                                                        ------    -------

Effect of foreign exchange rates on cash and
  cash investments                                          (1)        28
                                                        ------    -------

CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                    212       (159)
     Cash at businesses held for sale                      (38)        --
     At January 1                                          795      1,067
                                                        ------    -------
     At September 30                                    $  969    $   908
                                                        ======    =======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position at September 30, 2004 and the results of operations for the three months and nine months ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements.

      Certain prior-year amounts have been reclassified to conform to the 2004 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been reclassified and separately stated in the accompanying condensed consolidated statements of income for 2004 and 2003. In the Company's condensed consolidated balance sheet at September 30, 2004, the assets and liabilities of the businesses held for sale have been reclassified and separately stated. The assets and liabilities of the businesses held for sale have not been reclassified in the related accompanying condensed consolidated balance sheet as at December 31, 2003. In the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

      STOCK OPTIONS AND AWARDS. The Company implemented the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. The Company is using the prospective method, as defined by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123," for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 are accounted for using the fair value method, and options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. In the first nine months of 2004, 4,941,000 option shares, including restoration option shares, were awarded. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued and outstanding stock options, in millions except per common share data:

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                               ------------------      -----------------
                                2004        2003        2004       2003
                               ------      ------      -------     -----
Net income, as reported          $359        $319        $ 788     $ 714
Add:
  Stock-based employee
    compensation expense
    included in reported
    net income, net of tax         13           7           33        29
Deduct:
  Stock-based employee
    compensation expense,
    net of tax                    (13)         (7)         (33)      (29)
  Stock-based employee
    compensation expense
    determined under the fair
    value method for stock
    options granted prior to
    2003, net of tax               (3)         (3)          (9)      (10)
                                 ----        ----        -----     -----
Pro forma net income             $356        $316        $ 779     $ 704
                                 ====        ====        =====     =====

Earnings per common share:
  Basic as reported              $.82        $.67        $1.76     $1.48
  Basic pro forma                $.81        $.67        $1.74     $1.46

  Diluted as reported            $.80        $.65        $1.73     $1.44
  Diluted pro forma              $.79        $.65        $1.71     $1.42

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

      In the second and third quarters of 2004, the Company recognized additional charges of $44 million and $31 million, respectively, principally related to the remaining businesses held for sale. The Company has reduced its estimate of expected proceeds for these operations as a result of lower-than-expected operating results as well as a weaker-than-expected demand for the businesses that the Company is divesting. The Company expects aggregate net proceeds to approximate $250 million.

      During the third quarter of 2004, in two separate transactions, the Company completed the sale of its Jung Pumpen and The Alvic Group businesses. Jung Pumpen manufactures a wide variety of submersible and drainage pumps and The Alvic Group manufactures kitchen cabinets;
      both of these businesses were included in discontinued operations. Total proceeds from the sale of these companies were $191 million, including cash of $185 million and notes receivable of $6 million. In the third quarter of 2004, the Company recognized a pre-tax, net gain on the disposition of these businesses of $108 million ($93 million or $.21 per common share, after tax). In the third quarter of 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group divisions. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the 2004 planned dispositions as well as operations which were sold in 2004 and 2003 as discontinued operations.

      Selected financial information for discontinued operations (through the date of disposition) is as follows for the three months and nine months ended September 30, 2004 and 2003, in millions:

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                              ------------------       ------------------
                               2004         2003        2004         2003
                              -----        -----       -----        -----
Net sales                     $  99        $ 163       $ 302        $ 469
                              =====        =====       =====        =====

Income before income taxes    $  10        $  12       $  28        $  39
Gain on disposal of
  discontinued operations,
  net                           108           91         108           91
Impairment charge for assets
  held for sale                 (31)          --        (139)          --
Income taxes                    (17)         (42)        (33)         (52)
                              -----        -----       -----        -----
  Income (loss) from
    discontinued operations,
    after income taxes        $  70        $  61       $ (36)       $  78
                              =====        =====       =====        =====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note B - concluded:

      The charges for the impairment of assets held for sale for the three months and nine months ended September 30, 2004 are $31 million pre-tax ($31 million or $.07 per common share, after tax) and $139 million pre-tax ($151 million or $.33 per common share, after tax), respectively. The after-tax charge of $151 million for the nine months ended September 30, 2004 includes $12 million of expensed deferred tax assets. The unusual relationship between income tax expense and income before income taxes (including the loss on disposition of businesses) in 2004 results primarily from the expected loss providing no current tax benefit in the countries where the loss is anticipated to be incurred and from the expensing of deferred tax assets of the discontinued operations which are no longer expected to be realized. In the first nine months of 2004, the Company also recorded approximately $6 million of severance and termination benefit expenses related to the discontinued operations, included in income before income taxes in the above table. The Company expects such costs to approximate $7 million in aggregate, the balance of which are expected to be recognized over the next six months.

      The impairment charge for assets held for sale primarily includes the write-down of goodwill of $61 million and fixed assets of $54 million for the nine months ended September 30, 2004.

      Total assets and liabilities held for sale consist primarily of the following at September 30, 2004 (after the impairment charges recorded in the first nine months of 2004), in millions:

Cash                                   $ 38
Accounts receivable                      50
Inventories                              27
Property and equipment, net              56
Goodwill                                  4
                                       ----
    Total assets                       $175
                                       ====

Accounts payable                       $ 22
Accrued salaries, wages and
  related benefits                       27
Other accrued expenses                   11
                                       ----
    Total liabilities                  $ 60
                                       ====

      The discontinued operations were previously included in each of the Company's segments, except the Installation and Other Services segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

C. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004, by segment, are as follows, in millions:

                               BALANCE                    HELD FOR               BALANCE
                            DEC. 31, 2003  ADDITIONS(A)   SALE (B)  OTHER(C)  SEP. 30, 2004
                            -------------  ------------   --------  --------  -------------
Cabinets and Related
  Products                      $  708        $  --        $ (63)     $ (3)       $  642
Plumbing Products                  498           --           --         3           501
Installation and Other
  Services                       1,701            8           --        (1)        1,708
Decorative Architectural
  Products                         398           --           --         2           400
Other Specialty Products         1,186            7           (4)        5         1,194
                                ------        -----        -----      ----        ------
  Total                         $4,491        $  15        $ (67)     $  6        $4,445
                                ======        =====        =====      ====        ======

      (A) Additions include several relatively small acquisitions and contingent consideration for prior acquisitions in the Installation and Other Services segment and contingent consideration for a prior acquisition in the Other Specialty Products segment.

      (B) During the first nine months of 2004, the Company reclassified the goodwill related to businesses held for sale. The Company also recognized charges for those businesses expected to be divested at a loss; the charge included a write-down of goodwill of $63 million (including $36 million related to a business sold in the third quarter of 2004).

      (C) Other principally includes foreign currency translation adjustments, reclassifications and other purchase price adjustments related to the finalization of certain purchase price allocations.

      Other indefinite-lived intangible assets include registered trademarks of $255 million at September 30, 2004. The carrying value of the Company's definite-lived intangible assets is $75 million at September 30, 2004 (net of accumulated amortization of $60 million) and principally includes customer relationships and non-compete agreements. Amortization expense for definite-lived intangible assets is $5 million and $15 million for the three months and nine months ended September 30, 2004, respectively.

D. Depreciation and amortization expense is $176 million and $165 million for the nine months ended September 30, 2004 and 2003, respectively.

E. The Company maintains investments in marketable securities (including marketable equity securities and bond funds) and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other assets are the following financial investments, in millions:

                                 SEPTEMBER 30,    DECEMBER 31,
                                     2004             2003
                                 -------------    ------------
Marketable equity securities         $306             $392
Bond funds                             40              125
Private equity funds                  321              332
Metaldyne Corporation                  82               76
TriMas Corporation                     25               25
Other investments                       9                9
                                     ----             ----
  Total                              $783             $959
                                     ====             ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - continued:

      The Company's investments in marketable equity securities and bond funds at September 30, 2004 and December 31, 2003 are as follows, in millions:

                                                  PRE-TAX
                                           ----------------------
                                           UNREALIZED  UNREALIZED  RECORDED
                               COST BASIS     GAINS      LOSSES     BASIS
                               ----------  ----------  ----------  --------
SEPTEMBER 30, 2004
Marketable equity securities      $294        $ 34        $(22)      $306
Bond funds                        $ 35        $  5        $ --       $ 40

DECEMBER 31, 2003
Marketable equity securities      $361        $ 35        $ (4)      $392
Bond funds                        $115        $ 10        $ --       $125

      The following table summarizes the gross unrealized losses and fair value of the Company's investments in temporarily-impaired marketable equity securities, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at September 30, 2004, in millions:

                         LESS THAN           12 MONTHS
                         12 MONTHS           OR GREATER            TOTAL
                     -----------------   -----------------   -----------------
                     FAIR   UNREALIZED   FAIR   UNREALIZED   FAIR   UNREALIZED
                     VALUE    (LOSS)     VALUE    (LOSS)     VALUE    (LOSS)
                     -----  ----------   -----  ----------   -----  ----------
Marketable equity
  securities         $122      $(22)     $ --      $ --      $122      $(22)
                     ----      ----      ----      ----      ----      ----
Total temporarily-
  impaired
  securities         $122      $(22)     $ --      $ --      $122      $(22)
                     ====      ====      ====      ====      ====      ====

      The Company has investments in over 70 different marketable equity securities and bond funds at September 30, 2004. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other than temporary. The unrealized loss at September 30, 2004 is primarily related to one marketable equity security, Furniture Brands International (NYSE: FBN) common stock (four million shares), which was received in June 2002 from the Company's investment in Furnishings International Inc. debt. Based on its review, the Company considers the unrealized loss related to this investment to be temporary. The market price of FBN during 2004 has been above and below the Company's cost basis of $30.25 per share. If the price remains significantly below the Company's cost basis, the Company may record an other-than-temporary asset impairment charge in the fourth quarter of 2004.

      The remaining $1 million or six percent of the Company's total unrealized loss in marketable equity securities at September 30, 2004 relates to 11 marketable equity investments related to various industries. Based on its review, the Company believes that the cost basis of these investments is recoverable and that it has both the ability and intent to hold these investments until such time as the cost basis is recoverable.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

      Income from financial investments is included in other, net, within other income (expense), net, and is summarized as follows, in millions:

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                               ------------------      -----------------
                                 2004      2003          2004      2003
                               -------    -------      -------    ------
Realized gains from
  marketable securities         $  7       $ 10          $ 42      $ 37
Realized losses from
  marketable securities           (9)        (3)          (19)      (13)
Dividend income from
  marketable securities            3          3            12        12
Dividend income from
  other investments                5          3            10         7
Income from other
  investments, net                11          6            29         9
                                ----       ----          ----      ----
    Income from financial
      investments, net          $ 17       $ 19          $ 74      $ 52
                                ====       ====          ====      ====
Impairment charge:
  Investment in private
    equity funds                $ --       $ (9)         $ --      $ (9)
                                ====       ====          ====      ====

F. The Company's total comprehensive income is as follows, in millions:

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                                ------------------   -----------------
                                  2004      2003       2004      2003
                                -------    -------   -------    ------
Net income                        $359      $319       $788      $714
Other comprehensive income
  (loss):
  Cumulative translation
    adjustments                     28         8          3       184
  Unrealized (loss) gain on
    marketable securities, net      --        (5)       (15)       17
                                  ----      ----       ----      ----

Total comprehensive income        $387      $322       $776      $915
                                  ====      ====       ====      ====

      The unrealized (loss) gain on marketable securities is net of income tax (credits) of $(9) million for the nine months ended September 30, 2004, and $(3) million and $10 million for the three months and nine months ended September 30, 2003, respectively.

      The components of accumulated other comprehensive income (loss) are as follows, in millions:

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  2004           2003
                                              -------------  ------------
Unrealized gain on marketable securities, net     $ 11           $ 26
Minimum pension liability                          (61)           (61)
Cumulative translation adjustments                 459            456
                                                  ----           ----
  Accumulated other comprehensive income
    (loss)                                        $409           $421
                                                  ====           ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note F - concluded:

      The unrealized gain on marketable securities is reported net of income tax of $6 million and $15 million at September 30, 2004 and December 31, 2003, respectively.

      The minimum pension liability is reported net of income tax credit of $35 million at both September 30, 2004 and December 31, 2003.

G. The Company owns 64 percent of Hansgrohe AG. The minority interest of $74 million and $70 million at September 30, 2004 and December 31, 2003, respectively, is recorded in the caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

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

      In late March 2004, the Company entered into new interest rate swaps for the purpose of converting a portion of fixed-rate debt to variable-rate debt, which is expected to reduce interest expense, given current interest rates. The average variable interest rates are based on LIBOR plus a fixed adjustment factor. The average effective interest rate on the interest rate swaps is 2.275%. At September 30, 2004, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The interest rate swaps are considered 100 percent effective; therefore, the market valuation of $24 million at September 30, 2004 is recorded in other assets with a corresponding increase to long-term debt in the Company's condensed consolidated balance sheet at September 30, 2004.

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans is as follows, in millions:

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,          SEPTEMBER 30,
                               ------------------     -----------------
                                 2004      2003         2004      2003
                               --------  --------     --------  -------
Service cost                     $  3      $  4         $  9      $ 11
Interest cost                       7         9           23        28
Expected return on plan assets     (5)       (7)         (18)      (22)
Amortization of net loss            1         1            4         5
                                 ----      ----         ----      ----
  Net periodic pension cost      $  6      $  7         $ 18      $ 22
                                 ====      ====         ====      ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note I - concluded:

      Net periodic pension cost for the Company's non-qualified unfunded supplemental pension plans was $6 million and $15 million for the three months and nine months ended September 30, 2004, respectively, and $4 million and $9 million for the three months and nine months ended September 30, 2003, respectively.

      In the first nine months of 2004, the Company contributed $60 million to its domestic qualified defined-benefit pension plans.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:

                                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------     ------------------------------------
                                                 2004     2003      2004      2003        2004     2003      2004      2003
                                               ------------------------------------     ------------------------------------
                                                 NET SALES (A)    OPERATING PROFIT        NET SALES (A)    OPERATING PROFIT
                                               ----------------   -----------------     ----------------   -----------------
The Company's operations by
  segment were (B):
   Cabinets and Related Products               $  856    $  761    $  150    $  122     $2,432    $2,114    $  396    $  314
   Plumbing Products                              775       692       101        96      2,299     1,990       314       277
   Installation and Other Services                737       642       103       110      2,053     1,769       272       275
   Decorative Architectural Products              433       418       102        52      1,254     1,099       267       162
   Other Specialty Products                       372       310        86        63      1,002       831       202       150
                                               ------    ------    ------    ------     ------    ------    ------    ------
       Total                                   $3,173    $2,823    $  542    $  443     $9,040    $7,803    $1,451    $1,178
                                               ======    ======    ======    ======     ======    ======    ======    ======

The Company's operations by
  geographic area were:
   North America                               $2,627    $2,369    $  478    $  431     $7,429    $6,494    $1,249    $1,080
   International, principally Europe              546       454        64        12      1,611     1,309       202        98
                                               ------    ------    ------    ------     ------    ------    ------    ------
       Total                                   $3,173    $2,823       542       443     $9,040    $7,803     1,451     1,178
                                               ======    ======                         ======    ======

General corporate expense, net                                        (53)      (31)                          (134)      (88)
Gains on sale of corporate fixed assets, net                           --         3                              8         3
Income regarding litigation settlement (C)                              2        58                             30        71
(Expense) related to accelerated benefits, net (D)                     --        --                             --       (16)
                                                                   ------    ------                         ------    ------
Operating profit                                                      491       473                          1,355     1,148
Other income (expense), net                                           (31)      (60)                           (43)     (147)
                                                                   ------    ------                         ------    ------
Income from continuing operations
  before income taxes and minority
  interest                                                         $  460    $  413                         $1,312    $1,001
                                                                   ======    ======                         ======    ======

(A)   Intra-segment sales were not material.

(B) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the 2004 planned disposition of certain European businesses as discontinued operations. Accordingly, the assets and liabilities of those operations have been reclassified from the segments above. The reclassified assets, prior to any 2004 impairment charges, are as follows: Cabinets and Related Products
      - $242 million; Plumbing Products - $16 million; Decorative Architectural Products - $35 million; and Other Specialty Products - $107 million.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. Other, net, which is included in other income (expense), net, includes the following, in millions:

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                               ------------------      ------------------
                                 2004      2003          2004      2003
                               --------  --------      --------  --------
Income from cash and
  cash investments               $  3      $  2          $  6      $  6
Other interest income               2         2             5         5
Income from financial
  investments, net (Note E)        17        19            74        52
Impairment charge:
  Investment in private
    equity funds                   --        (9)           --        (9)
Loss on early retirement
    of debt                        --        (3)           --        (3)
Gain from sale of equity
  investment                       --        --            --         5
Other items, net                    2        (4)           32        (2)
                                 ----      ----          ----      ----
                                 $ 24      $  7          $117      $ 54
                                 ====      ====          ====      ====

      Other items, net for the three months and nine months ended September 30, 2004 include $(1) million and $11 million, respectively, of currency transaction (losses) gains. Other items, net for the nine months ended September 30, 2004 also include a $5 million gain from the sale of non-operating assets. In the second quarter of 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited for cash proceeds of approximately $75 million. The sale resulted in a pre-tax gain of $5 million.

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                ------------------    ------------------
                                  2004      2003        2004      2003
                                --------  --------    --------  --------
Numerator (basic and diluted):
   Income from continuing
     operations                   $ 289     $ 258       $ 824     $ 636
   Income (loss) from
     discontinued operations,
     after income taxes              70        61         (36)       78
                                  -----     -----       -----     -----
   Net income, as reported        $ 359     $ 319       $ 788     $ 714
                                  =====     =====       =====     =====

Denominator:
   Basic common shares (based
     on weighted average)           440       474         447       483
   Add:
     Contingent common shares         5        12           4        11
     Stock option dilution            4         3           4         2
                                  -----     -----       -----     -----
   Diluted common shares            449       489         455       496
                                  =====     =====       =====     =====

      Income per common share amounts for the first three quarters of 2004 and 2003 do not total to the per common share amounts for the nine months ended September 30, 2004 and 2003 due to the timing of stock repurchases and the effect of contingently issuable shares.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note L - concluded:

      During the third quarter of 2004, holders of 17,000 shares of the Company's convertible preferred stock converted all of their preferred stock to approximately 17 million shares of the Company's common stock. The convertible preferred shares carried substantially the same attributes as Company common stock and had been treated as if converted at a ratio of 1 share of preferred stock to approximately 1,000 shares of common stock for basic and diluted earnings per common share computations.

      For both the three months and nine months ended September 30, 2004 and 2003, approximately 24 million common shares related to the Zero Coupon Convertible Senior Notes due 2031 were not included in the computation of diluted earnings per common share since, at September 30, 2004 and 2003, they were not convertible according to their terms.

      Additionally, six million common shares for the nine months ended September 30, 2004, and three million and seven million common shares for the three months and nine months ended September 30, 2003, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price was greater than the Company's average common stock price for these periods.

M. In October 2004, the Emerging Issues Task Force ("EITF") Issue Summary No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" was approved by the Financial Accounting Standards Board. EITF No. 04-8 will require the Company to include 24 million shares in the calculation of diluted earnings per common share related to the Company's Zero Coupon Convertible Senior Notes due 2031 ("Notes"), with the add-back of the related interest expense to net income. EITF No. 04-8 will be effective beginning in the fourth quarter of 2004 and will require the restatement of previously reported diluted earnings per common share amounts. Currently, the shares are not included in the Company's calculation of diluted earnings per common share, since the Notes are not convertible according to their terms. In early November 2004, the Company amended the terms of the Notes to remove the Company's option to satisfy the purchase price with shares of Company common stock when purchasing the Notes at the option of the holder.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note N - continued:

      The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

                                              2004
                                 ------------------------------
                                 WASHINGTON STATE     NATIONAL
                                    SETTLEMENT       SETTLEMENT
                                 ----------------    ----------
Balance at January 1                 $ 53              $ 10

  Payments on claims                  (12)               (1)
  Insurance proceeds                   (9)               (1)
  Adjustment of accrual               (20)               --
                                     ----              ----

Balance at September 30              $ 12              $  8
                                     ====              ====

      The deadlines for filing claims were September 2, 2003 for the National Settlement and January 17, 2004 for the Washington State Settlement.

      In the first quarter of 2004, the Company estimated the average cost per claim received related to the Washington State Settlement, and, as a result, estimated that the remaining unpaid claims and administration costs would be approximately $20 million less than estimated at December 31, 2003. Accordingly, the Company reduced the litigation accrual (recognizing income) by $20 million in the first quarter of 2004.

      Proceeds from insurance carriers are recognized as income when Behr and its carriers agree on such amounts. The Company expects that the evaluation, processing and payment of claims for both the Washington State Settlement and the National Settlement will be completed by March 31, 2005.

      Early in 2003, a suit was brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia, alleging that certain practices violate provisions of federal and state antitrust laws. The plaintiff publicized the lawsuit with a press release and stated in that release that the Department of Justice was investigating the business practices of the Company's insulation installation companies. Although the Company was unaware of any investigation at that time, the Company was later advised that an investigation had been commenced but was subsequently closed without any enforcement action recommended. Two additional lawsuits were subsequently brought in Virginia making similar claims under the antitrust laws. Both of these lawsuits have since been dismissed without any payment or requirement for any change in business practices. During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco's competitors in the insulation installation business. Recently, the plaintiffs dismissed five of these lawsuits and, represented by the same counsel, filed another action in the same federal court, seeking class representation for all independent insulation contractors against the Company, a number of its insulation installation companies and certain of their suppliers. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of any of the above-described lawsuits, has not violated any antitrust laws.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note N - concluded:

      STOCK PRICE GUARANTEE. The stock price guarantee as of September 30, 2004 is summarized as follows, in millions except dollar per share data:

SHARES ISSUED                          SETTLEMENT
---------------       MINIMUM           OPTIONS(A)
 # OF     ISSUE     STOCK PRICE      --------------        MATURITY
SHARES    PRICE      GUARANTEE       SHARES    CASH          DATE
---------------     -----------      --------------    ----------------
1       $30.00       $40.00           --       $  9    12/31/04-4/30/05

(A) The amount is calculated based on the ten-day average of the Company common stock closing price ending September 30, 2004 of $34.17. Shares contingently issuable under this agreement are included in the calculation of diluted earnings per common share.

      In early August 2004, the Company recorded the issuance of approximately 160,000 shares of Company common stock related to a stock price guarantee, which matured on July 31, 2004.

      WARRANTY. The following is a reconciliation of the Company's warranty liability, in millions:

                                                                       2004
                                                                       ----
Balance at January 1                                                   $ 90
Accruals for warranties issued during the period                         40
Accruals related to pre-existing warranties                              10
Settlements made (in cash or kind) during the period                    (36)
Discontinued operations                                                  (2)
Other, net (including foreign exchange impact)                           (3)
                                                                       ----
   Balance at September 30                                             $ 99
                                                                       ====

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2004 AND THE FIRST NINE MONTHS 2004 VERSUS
THIRD QUARTER 2003 AND THE FIRST NINE MONTHS 2003

                       SALES AND OPERATING PROFIT MARGINS
                       ----------------------------------

      The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,        PERCENT INCREASE
                                          ------------------      ----------------
                                           2004        2003        2004 VS. 2003
                                          ------      ------      ----------------
NET SALES:
  Cabinets and Related Products           $  856      $  761             12%
  Plumbing Products                          775         692             12%
  Installation and Other Services            737         642             15%
  Decorative Architectural Products          433         418              4%
  Other Specialty Products                   372         310             20%
                                          ------      ------
      Total                               $3,173      $2,823             12%
                                          ======      ======

  North America                           $2,627      $2,369             11%
  International, principally Europe          546         454             20%
                                          ------      ------
      Total                               $3,173      $2,823             12%
                                          ======      ======

                                          NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                          ------------------
                                           2004        2003
                                          ------      ------
NET SALES:
  Cabinets and Related Products           $2,432      $2,114             15%
  Plumbing Products                        2,299       1,990             16%
  Installation and Other Services          2,053       1,769             16%
  Decorative Architectural Products        1,254       1,099             14%
  Other Specialty Products                 1,002         831             21%
                                          ------      ------
      Total                               $9,040      $7,803             16%
                                          ======      ======

  North America                           $7,429      $6,494             14%
  International, principally Europe        1,611       1,309             23%
                                          ------      ------
      Total                               $9,040      $7,803             16%
                                          ======      ======

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                          ------------------       ------------------
                                           2004        2003         2004        2003
                                          ------------------       ------------------
OPERATING PROFIT MARGIN: (A)
  Cabinets and Related Products            17.5%       16.0%        16.3%       14.9%
  Plumbing Products                        13.0%       13.9%        13.7%       13.9%
  Installation and Other Services          14.0%       17.1%        13.2%       15.5%
  Decorative Architectural Products        23.6%       12.4%        21.3%       14.7%
  Other Specialty Products                 23.1%       20.3%        20.2%       18.1%

  North America                            18.2%       18.2%        16.8%       16.6%
  International, principally Europe        11.7%        2.6%        12.5%        7.5%
      Total                                17.1%       15.7%        16.1%       15.1%

TOTAL OPERATING PROFIT MARGIN,
  AS REPORTED                              15.5%       16.8%        15.0%       14.7%

      (A) Before general corporate expense of $53 million and $134 million for the three-month and nine-month periods ended September 30, 2004, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $2 million and $30 million for the three-month and nine-month periods ended September 30, 2004, respectively. Before general corporate expense of $31 million and $88 million for the three-month and nine-month periods ended September 30, 2003, respectively. Before accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer of $16 million for the nine-month period ended September 30, 2003, and before insurance income regarding the litigation settlement related to the Decorative Architectural Products segment of $58 million and $71 million for the three-month and nine-month periods ended September 30, 2003.

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

                                    NET SALES
                                    ---------

      Net sales increased 12 percent and 16 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 from the comparable periods in 2003. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

                           THREE MONTHS ENDED       NINE MONTHS ENDED
                              SEPTEMBER 30,            SEPTEMBER 30,
                           ------------------       ------------------
                            2004        2003         2004        2003
                           ------      ------       ------      ------
Net sales, as reported     $3,173      $2,823       $9,040      $7,803
 Acquisitions                 (11)         --          (39)         --
                           ------      ------       ------      ------

Net sales, excluding
  acquisitions              3,162       2,823        9,001       7,803
 Currency translation         (49)         --         (160)         --
                           ------      ------       ------      ------

Net sales, excluding
  acquisitions and the
  effect of currency
  translation              $3,113      $2,823       $8,841      $7,803
                           ======      ======       ======      ======

      Net sales of Cabinets and Related Products increased 12 percent and 15 percent, respectively, in the three-month and nine-month periods ended September 30, 2004 compared with the same periods in 2003, primarily due to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new construction market in the United States, as well as a more favorable product mix.

      Net sales of Plumbing Products increased 12 percent and 16 percent, respectively, in the three-month and nine-month periods ended September 30, 2004 compared with the same periods in 2003, primarily due to increased sales volume in the retail markets in North America and Europe and in the new construction markets in North America. In addition, the favorable impact of a weaker U.S. dollar increased International sales included in this segment in 2004 compared with 2003.

      Net sales of Installation and Other Services increased 15 percent and 16 percent, respectively, in the three-month and nine-month periods ended September 30, 2004 compared with the same periods in 2003, primarily due to increased sales volume of non-insulation products, increased selling prices for insulation products and increases in new residential construction and housing starts.

                                MASCO CORPORATION

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales of Decorative Architectural Products increased 4 percent and 14 percent, respectively, in the three-month and nine-month periods ended September 30, 2004 compared with the same periods of 2003, primarily due to increased sales volume of paints and stains as well as increased sales of decorative hardware. Sales of paints and stains were strong for the nine months ended September 30, 2004, with increases in the mid-teens compared to the same period in 2003. Sales increases in the third quarter of 2004 were less robust reflecting unusually strong sales in the third quarter of 2003 (which increased over 2002 in excess of 20 percent) as a result of a very slow first half of 2003 due to adverse weather conditions. In addition, third quarter of 2004 sales were negatively impacted by adverse weather, which affected sales in certain parts of the country.

      Net sales of Other Specialty Products increased 20 percent and 21 percent, respectively, in the three-month and nine-month periods ended September 30, 2004 compared with the same periods of 2003, primarily due to increased sales of vinyl and fiberglass windows and doors in North America. In addition, the favorable impact of a weaker U.S. dollar increased International sales included in this segment in 2004 compared with 2003.

      Net sales from North American operations for the three-month and nine-month periods ended September 30, 2004 increased 11 percent and 14 percent, respectively, compared with the same periods of 2003, primarily due to the reasons discussed above. Net sales from International operations for the three-month and nine-month periods ended September 30, 2004 increased 20 percent and 23 percent, respectively, compared with the same periods of 2003, primarily due to increased sales of cabinets and plumbing products, benefitting from additional penetration of the retail markets, as well as a weaker U.S. dollar, principally against the Euro, which increased International sales by approximately 11 percent and 12 percent for the three-month and nine-month periods ended September 30, 2004.

                                OPERATING MARGINS
                                -----------------

      The Company's gross profit margins increased to 31.2 percent for both the three-month and nine-month periods ended September 30, 2004 from 31.0 percent and 30.6 percent, respectively, for the comparable periods in 2003. The increase in gross profit margins reflects increased sales volume, offset in part by increased sales in segments which have somewhat lower margins as well as increased material costs. In addition, operating results for the three-month and nine-month periods ended September 30, 2003 were reduced by non-cash, pre-tax charges of $42 million and $59 million relating to two United Kingdom business units, one in the Decorative Architectural Products segment and the other in the Plumbing Products segment. Offsetting the charges related to the United Kingdom business units discussed above, operating profit for the three-month and nine-month periods ended September 30, 2003 also benefited from $58 million and $71 million, respectively, of Behr litigation income. Operating profit for the three-month and nine-month periods ended September 30, 2004 includes $2 million and $30 million, respectively, of Behr litigation income.

      The Company's operating profit margins, as reported, were 15.5 percent and
15.0 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 compared with 16.8 percent and 14.7 percent for the same periods of 2003. The Company's operating profit margins, excluding the Behr litigation income of $2 million and $30 million for the three-month and nine-month periods ended September 30, 2004, respectively, and $58 million and $71 million for the three-month and nine-month periods ended September 30, 2003, respectively, and the accelerated benefit expense of $16 million for the nine-month period ended September 30, 2003, were 15.4 percent and 14.7 percent for the three-month and nine-month periods ended September 30, 2004, respectively, and 14.7 percent and 14.0 percent for the three-month and nine-month periods ended September 30, 2003, respectively. The Company's operating profit margins, reflecting the adjustments discussed above, increased for the three-month and nine-month periods ended September 30, 2004 compared with the same periods of 2003, principally due to the reasons discussed.

      Selling, general and administrative expenses as a percentage of sales were
15.8 percent and 16.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 and 16.3 percent and 16.8 percent, respectively, for the comparable periods of the prior year. Selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2004 were positively impacted by lower promotion and advertising costs compared with the same period in 2003. This improvement was partially offset by increased costs and expenses associated with complying with the new requirements of the Sarbanes-Oxley Legislation. Selling, general and administrative expenses for the nine-month period ended September 30, 2003 include $16 million of accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer. Excluding the accelerated benefit expense, selling, general and administrative expense for the nine-month period ended September 30, 2003 would have been 16.6 percent.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating profit margins for the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2004 were 17.5 percent and 16.3 percent, respectively, compared with 16.0 percent and 14.9 percent for the same periods in 2003, and reflect the positive impact of higher sales volume and a more favorable product mix offset in part by increased costs related to wood and particleboard materials.

      Operating profit margins for the Plumbing Products segment were 13.0 percent and 13.7 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 compared with 13.9 percent for both of the same periods of 2003, primarily due to an increase in sales of lower-margin products included in this segment as well as increased material costs offset in part by increased sales volume. As previously discussed, operating profit in the first nine months of 2003 for this segment was negatively affected by a non-cash, pre-tax charge of $4 million relating to a United Kingdom business unit where an employee had circumvented internal controls to misstate operating profit in 2002 and 2003.

      Operating profit margins for the Installation and Other Services segment were 14.0 percent and 13.2 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 compared with 17.1 percent and 15.5 percent for the same periods of 2003. The operating profit margin decline in this segment is primarily attributable to increased material costs as well as an increase in sales of generally lower-margin, non-insulation products. Historically, the Company has generally been able to increase its selling prices to reflect certain material cost increases. Typically, the benefits of such selling price increases are reflected in subsequent periods, as there is a time lag as a result of existing contractual obligations.

      Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities has been constrained in 2004. The high level of demand for fiberglass insulation as a result of the strength of the new residential construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist over the balance of 2004 and is working with its diverse supplier base to secure as much material as possible. At the current time, the Company does not believe that this material shortage will have a significant impact on its operations.

      Operating profit margins for the Decorative Architectural Products segment were 23.6 percent and 21.3 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 compared with 12.4 percent and 14.7 percent for the same periods of 2003. The margin improvement includes the effect of increased sales volume of paints and stains and decorative hardware offset in part by increased material and promotion costs. As previously discussed, operating profit in this segment for the three-month and nine-month periods ended September 30, 2003 was negatively affected by non-cash, pre-tax charges of $35 million and $55 million, respectively, related to a United Kingdom business unit. The charge resulted from a business system implementation failure which allowed former management of the business to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating profit margins for the Other Specialty Products segment were
23.1 percent and 20.2 percent, respectively, for the three-month and nine-month periods ended September 30, 2004 compared with 20.3 percent and 18.1 percent for the same periods of 2003. The margin improvement is primarily attributable to increased sales of vinyl and fiberglass windows and doors.

                           OTHER INCOME (EXPENSE), NET
                           ---------------------------

      Other, net, for the three-month and nine-month periods ended September 30, 2004 includes $(2) million and $23 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, dividend income of $8 million and $22 million, respectively, and $11 million and $29 million, respectively, of income, net, regarding other investments. Other items, net for the three-month and nine-month periods ended September 30, 2004 includes $(1) million and $11 million, respectively, of currency transaction (losses) gains. Other items, net for the nine-month period ended September 30, 2004 also includes a $5 million gain from the sale of non-operating assets.

      Other, net, for the three-month and nine-month periods ended September 30, 2003 includes $7 million and $24 million, respectively, of realized gains, net, from the sale of marketable securities, dividend income of $6 million and $19 million, respectively, and $6 million and $9 million, respectively, of income, net, regarding other investments. Other, net for the three-month and nine-month periods ended September 30, 2003 includes a $9 million impairment charge for the write-down of an investment in a private equity fund. Other, net for the nine-month period ended September 30, 2003 also includes a $5 million gain from the sale of the Company's equity investment in Emco Limited.

      Interest expense for the three-month and nine-month periods ended September 30, 2004 decreased $12 million and $41 million, respectively, to $55 million and $160 million, compared with interest expense of $67 million and $201 million, respectively, for the same periods of 2003 primarily due to debt repurchases as well as the effect of the interest rate swap agreements that converted a certain amount of fixed-rate debt to lower variable-rate debt.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
         ---------------------------------------------------------------

      Income from continuing operations for the three-month and nine-month periods ended September 30, 2004 was $289 million and $824 million, respectively, compared with $258 million and $636 million, respectively, for the comparable periods of 2003. Diluted earnings per common share from continuing operations for the three-month and nine-month periods ended September 30, 2004 were $.64 and $1.81 per common share, respectively, compared with $.53 and $1.28 per common share, respectively, for the comparable periods of 2003. The Company's effective tax rate was 36.3 percent and 36.1 percent, respectively, for the three-month and nine-month periods ended September 30, 2004, compared with 37.0 percent and 35.7 percent, respectively, for the same periods in 2003. The Company estimates that its effective tax rate should approximate 36 percent for 2004. However, because the American Jobs Creation Act of 2004, recently signed into law in the fourth quarter of 2004, contains changes that impact the U.S. tax on the distribution of accumulated foreign earnings, the Company may consider making a significant dividend distribution from its foreign subsidiaries. This possible dividend, along with the potential effect of other new provisions, may impact the Company's effective tax rate in the fourth quarter of 2004 or in 2005. The increase in the tax rate for the nine-month period is principally due to a change in the mix of foreign earnings in countries with higher tax rates.

                           OTHER FINANCIAL INFORMATION
                           ---------------------------

      The Company's current ratio was 2.1 to 1 at September 30, 2004 compared with 1.8 to 1 at December 31, 2003.

      For the nine months ended September 30, 2004, cash of $973 million was provided by operating activities. Cash used for financing activities was $964 million, including $266 million for the retirement of notes, $227 million for cash dividends paid, $777 million for the acquisition and retirement of Company common stock in open-market transactions, $40 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan and $43 million for a net decrease in bank debt. Cash provided by financing activities included $299 million from the issuance of notes (net of issuance costs), $55 million from interest rate swap transactions and $35 million from the issuance of Company common stock, primarily for the exercise of stock options. Cash provided by investing activities was $204 million and primarily included $207 million from the net sales of marketable securities and other investments and $178 million from the disposition of businesses (net of cash disposed). Cash used for investing activities primarily included $188 million for capital expenditures. Cash at businesses held for sale was $38 million at September 30, 2004.

      In the first half of 2004, the Company retired the remaining $266 million of 6% notes due May 2004.

      The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note N to the Condensed Consolidated Financial Statements discusses specific claims pending against the Company.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OUTLOOK FOR THE COMPANY
                             -----------------------

      The Company continues to experience better than expected sales performance as sales of assembled cabinets, paints and stains, installation services and windows have continued strong in the first nine months of 2004. The Company also continues to experience increases in certain operating expenses, particularly for certain material costs, as well as costs associated with complying with the new requirements of the Sarbanes-Oxley Legislation. Based on current business trends and the record sales and earnings achieved in the first nine months of 2004, the Company expects to achieve record sales and earnings for the full year of 2004.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

      The Company is in the process of evaluating its internal control system over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Because of the Company's historical growth through acquisition and its decentralized organizational structure with over 50 reporting units and over 600 operating locations worldwide, the Company estimates that it has well in excess of 20,000 key controls over financial reporting. As part of this initiative, the Company has invested a substantial amount of time and resources in documenting and testing its system of internal control. During the course of this comprehensive process, the Company and its independent auditors have identified control deficiencies. The Company has corrected a number and is remediating others of these control deficiencies. However, there can be no assurance that one or more deficiencies will not constitute what the Company or its independent auditors conclude is a material weakness in internal control over financial reporting. Additionally, there can be no assurance in light of the Company's decentralization, the number of its operating units and magnitude of the overall initiative, that the Company will be able to complete the process in time to allow its independent auditors to finish their assessment and issue their audit report on a timely basis. The Company believes, however, based on its current knowledge, that its documentation, testing and final assessment will be completed on a timely basis.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company owns four million shares of Furniture Brands International common stock, which was received in June 2002 from the Company's investment in Furnishings International Inc. debt. The market price during 2004 has been above and below the Company's cost basis. If the price remains significantly below the Company's cost basis, the Company may record an other-than-temporary asset impairment charge in the fourth quarter of 2004.

      At September 30, 2004, the Company has a $1.25 billion, 5-year revolving credit agreement (due November 2005) and a $750 million, 364-day revolving credit agreement (due November 2004) which are currently being renegotiated. The Company expects to finalize a new 5-year, $2 billion revolving credit agreement in early November 2004, which will replace both of the existing agreements.

                                MASCO CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

      a.    Evaluation of Disclosure Controls and Procedures.

            The Company's principal executive officer and principal financial officer have concluded, based on an evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of September 30, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

      Information regarding this item is set forth in Note N to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------------

      The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2004, in millions except average price paid per common share data:

                                                    TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                                    SHARES PURCHASED      SHARES THAT MAY
                  TOTAL NUMBER    AVERAGE PRICE       AS PART OF         YET BE PURCHASED
                   OF SHARES        PAID PER       PUBLICLY ANNOUNCED     UNDER THE PLANS
 PERIOD           PURCHASED(A)    COMMON SHARE     PLANS OR PROGRAMS        OR PROGRAMS
 ------           ------------    -------------    ------------------    -----------------
7/1/04-
7/31/04                 1            $29.81                1                     23

8/1/04-
8/31/04                 2            $32.30                1                     22

9/1/04-
9/30/04                 1            $33.40                1                     21
                    -----                              -----
 Total for
  the quarter           4            $31.47                3

      (A) Includes 1 million shares (i) acquired on the open market for the long-term stock incentive award plan, (ii) surrendered for the exercise of stock options or (iii) withheld for the payment of taxes upon vesting of stock awards.

      In December 2003, the Company's Board of Directors authorized the repurchase of up to 50 million shares of the Company's common stock in open-market transactions or otherwise.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE.

                                MASCO CORPORATION

ITEM 6. EXHIBITS
----------------

4   -           Amendment No. 2 to First Supplemental Indenture dated as of November 2, 2004 between Masco
                Corporation and J.P. Morgan Trust Company, National Association, as Trustee

10ai -          Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan, Restricted Stock
                Award Agreement

10aii -         Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan, Restoration Stock
                Option

10aiii -        Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan, Stock Option Grant
                for officers

10aiv -         Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan, Stock Option Grant
                for directors

10bi -          Form of awards under the Masco Corporation 1997 Non-Employee Directors Stock Plan, Restricted
                Stock Award Agreement

10bii -         Form of awards under the Masco Corporation 1997 Non-Employee Directors Stock Plan, Stock Option Grant

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

                                               MASCO CORPORATION

                                                  (Registrant)

DATE: NOVEMBER 4, 2004                BY: /s/ Timothy Wadhams
      -----------------------             --------------------------------------
                                          Timothy Wadhams
                                          Senior Vice President and
                                           Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

EXHIBIT
-------
Exhibit 4         Amendment No. 2 to First Supplemental Indenture dated as of November 2, 2004 between
                  Masco Corporation and J.P. Morgan Trust Company, National Association, as Trustee

Exhibit 10ai      Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan,
                  Restricted Stock Award Agreement

Exhibit 10aii     Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan,
                  Restoration Stock Option

Exhibit 10aiii    Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan,
                  Stock Option Grant for officers

Exhibit 10aiv     Forms of awards under the Masco Corporation 1991 Long Term Stock Incentive Plan,
                  Stock Option Grant for directors

Exhibit 10bi      Form of awards under the Masco Corporation 1997 Non-Employee Directors Stock Plan,
                  Restricted Stock Award Agreement

Exhibit 10bii     Form of awards under the Masco Corporation 1997 Non-Employee Directors Stock Plan,
                  Stock Option Grant

Exhibit 12        Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a       Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the
                  Securities and Exchange Act of 1934

Exhibit 31b       Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the
                  Securities and Exchange Act of 1934

Exhibit 32        Certifications required by Rule 13a-14(b) or 15d-14(b) of the Securities and Exchange Act
                  of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code