Form 10-K
period 2004-12-31
MASCO CORP /DE/
filed 2005-03-16
CIK 62996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
              FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004        COMMISSION FILE NUMBER 1-5794

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
Common Stock, $1.00 par value           New York Stock Exchange, Inc.
Series A Participating Cumulative
  Preferred Stock Purchase Rights       New York Stock Exchange, Inc.
Zero Coupon Convertible Senior Notes
  Due 2031                              New York Stock Exchange, Inc.
Zero Coupon Convertible Senior Notes
  Series B Due 2031                     New York Stock Exchange, Inc.

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2004 (based on the closing sale price of $31.18 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $13,202,337,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2005:

         445,200,000 shares of Common Stock, par value $1.00 per share

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        2004 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                   PART I
  1.    Business....................................................      2
  2.    Properties..................................................      7
  3.    Legal Proceedings...........................................      8
  4.    Submission of Matters to a Vote of Security Holders.........      8
        Supplementary Item. Executive Officers of the Registrant....      8

                                  PART II
  5.    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.........      9
  6.    Selected Financial Data.....................................     10
  7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     10
 7A.    Quantitative and Qualitative Disclosures About Market
          Risk......................................................     28
  8.    Financial Statements and Supplementary Data.................     29
  9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     69
 9A.    Controls and Procedures.....................................     69
 9B.    Other Information...........................................     70

                                  PART III
 10.    Directors and Executive Officers of the Registrant..........     70
 11.    Executive Compensation......................................     70
 12.    Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters................     70
 13.    Certain Relationships and Related Transactions..............     70
 14.    Principal Accountant Fees and Services......................     70

                                  PART IV
 15.    Exhibits and Financial Statement Schedule...................     71
        Signatures..................................................     74

                        FINANCIAL STATEMENT SCHEDULE
        Valuation and Qualifying Accounts...........................     75

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation manufactures, sells and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand name consumer products designed for the home improvement and new construction markets. The Company's operations consist of five business segments that are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2004, the contribution of the Company's segments to net sales and operating profit. Additional financial information concerning the Company's operations by segment as well as general corporate expense as of and for the three years ended December 31, 2004 is set forth in Note P to the Company's Consolidated Financial Statements included in Item 8 of this Report.

                                                                (IN MILLIONS)
                                                         NET SALES (1)
                                                   --------------------------
                                                    2004      2003      2002
                                                   -------   -------   ------
Cabinets and Related Products....................  $ 3,289   $ 2,879   $2,644
Plumbing Products................................    3,057     2,684    2,068
Installation and Other Services..................    2,771     2,411    1,845
Decorative Architectural Products................    1,610     1,449    1,292
Other Specialty Products.........................    1,347     1,148      982
                                                   -------   -------   ------
          Total..................................  $12,074   $10,571   $8,831
                                                   =======   =======   ======

                                                      OPERATING PROFIT (1)(2)(3)
                                                    ------------------------------
                                                    2004 (4)   2003 (4)   2002 (5)
                                                    --------   --------   --------
Cabinets and Related Products.....................  $   496    $   441     $  367
Plumbing Products.................................      370        343        341
Installation and Other Services...................      358        368        304
Decorative Architectural Products.................      269        210        307
Other Specialty Products..........................      233        178        193
                                                    -------    -------     ------
          Total...................................  $ 1,726    $ 1,540     $1,512
                                                    =======    =======     ======

        --------------------------------------

        (1) Amounts have been restated to exclude the operations of businesses sold in 2004 and 2003, and those held for sale at December 31, 2004.

        (2) Operating profit is before general corporate expense, gains on sale of corporate fixed assets, net, and accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer in 2003.

        (3) Operating profit is before the Behr litigation settlement (income) charge, net, of $(30) million, $(72) million and $147 million in 2004, 2003 and 2002, respectively, pertaining to the Decorative Architectural Products segment.

        (4) Operating profit includes goodwill impairment charges as follows:
            For 2004 - Cabinets and Related Products - $56 million; Plumbing Products - $25 million; Decorative Architectural Products - $62 million; and Other Specialty Products - $25 million. For 2003 - Plumbing Products - $17 million; Decorative Architectural
            Products - $5 million; and Other Specialty Products - $31 million.

        (5) Operating profit for 2002 includes a pre-tax gain of $16 million related to certain long-lived assets in the Plumbing Products segment which were previously written down in December 2000 as part of a plan for disposition.

     Approximately 80 percent of the Company's sales are generated by operations in North America (primarily in the United States). International operations comprise the balance and are located principally in Belgium, Denmark, Germany, Italy, The Netherlands and the United Kingdom. See Note P to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     The Company reviews its business portfolio on an ongoing basis as part of its corporate strategic planning. In the first quarter of 2004, the Company determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan of disposition. These businesses had combined 2003 net sales in excess of $350 million. Additional information is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

     Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

CABINETS AND RELATED PRODUCTS

     In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, the Company manufactures assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry and other products. These products are sold under a number of trademarks including KRAFTMAID(R), MILL'S PRIDE(R) and TVILUM-SCANBIRK(TM) primarily to dealers and home centers, and under the names ARAN(R), BLUESTONE(TM), MERILLAT(R), MOORES(TM), NEWFORM(TM) and QUALITY CABINETS(R), primarily to distributors and direct to builders for both the home improvement and new construction markets.

     The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large and hundreds of smaller competitors. The Company believes that it is the largest manufacturer of kitchen and bath cabinetry in North America based on sales revenue for 2004. Significant North American competitors include American Woodmark, Aristokraft, Omega and Schrock.

     In order to respond to an increased demand for the Company's cabinet products and to maintain desired delivery times, the Company is implementing significant capacity additions to its North American cabinet operations. Construction is anticipated to commence in 2005 and to be completed in late 2006.

PLUMBING PRODUCTS

     In North America, the Company manufactures and sells a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA(R), PEERLESS(R) and NEWPORT BRASS(R) single and double handle faucets used in kitchen, lavatory and other sinks and in bath and shower applications. DELTA, PEERLESS and NEWPORT BRASS faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. Showerheads, handheld showers and valves are sold under the ALSONS(R), DELTA and PLUMB SHOP(R) brand names. The Company manufactures kitchen and bath faucets and various other plumbing products for European markets under the brand names AXOR(TM), BRISTAN(TM), DAMIXA(R), GUMMERS(TM), HANSGROHE(R), MARIANI(R) and NEWTEAM(TM) and sells them through multiple distribution channels. AXOR and HANSGROHE products are also distributed in North America through retailers and distributors.

     Masco believes that its faucet operations are among the leaders in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. The Company also faces significant competition from private label and import producers, including Friedrich Grohe and Globe Union. There are several major competitors among the European manufacturers of faucets and accessories, primarily in Germany and Italy, and hundreds of smaller competitors throughout Europe and Asia.

     Other plumbing products manufactured and sold by the Company include AQUA GLASS(R) and MIROLIN(R) acrylic and gelcoat bath and shower units, which are sold primarily to wholesale plumbing distributors and major retail accounts for the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are manufactured and sold under the brand names AMERICAN SHOWER & BATH(TM), PLASKOLITE(TM) and TRAYCO(TM). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas and hot tubs are manufactured and sold under HOT SPRING(R), CALDERA(R) and other trademarks directly to retailers. Other plumbing products for the international market include HUPPE(R) luxury bath and shower enclosures sold by the Company through wholesale channels primarily in Germany. HERITAGE(TM) ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers and in the United States under the brand name CHATSWORTH(R). GLASS(TM) and PHARO(TM) acrylic bathtubs and steam shower enclosures are sold in Europe.

     Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) and BRASSTECH(R) trademarks and for the "do-it-yourself" market under the MASTER PLUMBER(R) and PLUMB SHOP(R) trademarks and are also sold under private label.

     The Company features a durable coating on many of its decorative faucets and other products that offers tarnish protection and scratch resistance under the trademark BRILLIANCE(R). This finish is currently available on many of the Company's kitchen and bath products.

INSTALLATION AND OTHER SERVICES

     The Company's Installation and Other Services segment operates over 300 local installation branch offices throughout most of the United States and in Canada that supply and install primarily insulation and, in many locations, other building products including cabinetry, fireplaces, gutters, bath accessories, garage doors and windows. The Company also operates 60 local distribution branch offices throughout the United States that supply insulation and other products including insulation accessories, cabinetry, roofing, gutters, fireplaces and drywall. Installation services are provided primarily to production home builders and custom home builders in the new construction market and distribution sales are made directly to contractors. Installation operations are conducted in local markets through such names as Gale Industries, Cary Insulation and Davenport Insulation. The Company's competitors in this market include several regional and numerous local installers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this Report for additional information regarding the availability of insulation and price changes for this material.

     Net sales of insulation comprised 15 percent, 16 percent and 15 percent of the Company's consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Non-insulation products net sales have increased over the last several years and represented approximately 34 percent of the segment's revenues for 2004.

DECORATIVE ARCHITECTURAL PRODUCTS

     The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofings. BEHR(R) paint and stain products, such as PREMIUM PLUS(R), and MASTERCHEM(R) specialty paint products, including KILZ(R) branded products, are sold in the United States and Canada primarily to the "do-it-yourself" market through home centers and other retailers.

Net sales of architectural coatings, including paints and stains, comprised approximately 10 percent, 11 percent and 12 percent of the Company's consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Competitors in the architectural coatings market include large multinational companies such as ICI Paints, PPG Industries, Inc., Sherwin-Williams and Valspar as well as many smaller regional and national companies.

     The Company has established Color Solutions Centers(TM) in over 1,500 Home Depot stores throughout the United States. These centers enhance the paint-buying experience by allowing consumers to interactively design and choose their product selection. Behr's PREMIUM PLUS brand, its principal product line, is sold exclusively through The Home Depot stores.

     The Company manufactures and sells decorative bath hardware and shower accessories under the brand names FRANKLIN BRASS(R) and BATH UNLIMITED(R) to distributors, home centers and other retailers. Competitors in these product lines include Moen and Globe Union. Also in the Decorative Architectural Products segment is LIBERTY(R) cabinet, decorative door and builders' hardware, which is manufactured for the Company and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in these product lines in North America include Amerock, Belwith, National, Umbra and Stanley. Imported products are also a significant factor in this market.

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

     The Company also manufactures residential hydronic radiators and heat convectors under the brand names BRUGMAN(R), SUPERIA(TM), THERMIC(TM) and VASCO(R), which are sold to the European wholesale market from operations in Belgium, The Netherlands and Poland.

ADDITIONAL INFORMATION

     - The consolidation of customers in the Company's major distribution channels has increased the size and importance of individual customers. Larger customers are able to effect significant changes in their volume of purchases from individual vendors. These same customers, in expanding their markets and targeted customers, at times have also become competitors of the Company. The Company believes that its relationships with home centers are particularly important. Sales of the Company's product lines to home center retailers are substantial. In 2004, sales to the Company's largest customer, The Home Depot, were $2.6 billion (approximately 22 percent of total sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the Company believes that the loss of a substantial portion of its sales to The Home Depot would have a material adverse impact on the Company.

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

     - Financial information concerning the Company's export sales and foreign and United States operations, including the net sales, operating profit and assets attributable to the Company's segments and to the Company's North American and International operations, as of and for the three years ended December 31, 2004, is set forth in Item 8 of this Report in Note P to the Company's Consolidated Financial Statements.

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

     - In general, raw materials required by the Company are obtainable from various sources and in the quantities desired, although from time to time certain operations of the Company, such as the Installation and Other Services segment, may encounter shortages or unusual price changes.

     Discussion of various factors that may affect the Company's results of operations can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

AVAILABLE INFORMATION

     The Company's website is www.masco.com. The Company's periodic reports and all amendments to those reports required to be filed or furnished pursuant to
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. During the period covered by this Report, the Company posted its periodic reports on Form 10-K and Form 10-Q and its current reports on Form 8-K and any amendments to those documents to its website as soon as reasonably practicable after those reports were filed or furnished electronically with the Securities and Exchange Commission. The Company will continue to post to its website such reports and amendments to those reports as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on the Company's website is not incorporated by reference into this Report on Form 10-K.

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

EMPLOYEES

     At December 31, 2004, the Company employed approximately 62,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The table below lists the Company's principal North American properties for segments other than Installation and Other Services.

                                                                     WAREHOUSE AND
                 BUSINESS SEGMENT                    MANUFACTURING   DISTRIBUTION
                 ----------------                    -------------   -------------
Cabinets and Related Products.....................        20              40
Plumbing Products.................................        28              14
Decorative Architectural Products.................        10              13
Other Specialty Products..........................        25               7
                                                          --              --
  Totals..........................................        83              74
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

     In addition, the Company's Installation and Other Services segment operates over 300 branch service locations and 60 distribution centers in North America, the majority of which are leased.

     The table below lists the Company's principal properties outside of North America excluding properties of businesses held for sale.

                                                                     WAREHOUSE AND
                 BUSINESS SEGMENT                    MANUFACTURING   DISTRIBUTION
                 ----------------                    -------------   -------------
Cabinets and Related Products.....................        11              22
Plumbing Products.................................        24              34
Decorative Architectural Products.................         3               3
Other Specialty Products..........................        13               5
                                                          --              --
  Totals..........................................        51              64
                                                          ==              ==

     Most of these international facilities are located in Belgium, China, Denmark, Germany, Italy, The Netherlands, Poland and the United Kingdom. The Company generally owns its international manufacturing facilities, none of which is subject to significant encumbrances, and leases its warehouse and distribution facilities.

     The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. The Company owns an additional building near its corporate headquarters that is used by its corporate research and development department.

     Each of the Company's operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. The Company's buildings, machinery and equipment have been generally well maintained and are in good operating condition. As noted, the Company is implementing significant capacity additions to its cabinet operations, but otherwise, generally, the Company believes that its facilities have sufficient capacity and are adequate for its production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS.

     Information regarding legal proceedings involving the Company is set forth in Note T to the Company's consolidated financial statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

                                                                                                OFFICER
                    NAME                                       POSITION                   AGE    SINCE
                    ----                       ----------------------------------------   ---   -------
Richard A. Manoogian.........................  Chairman of the Board,                     68     1962
                                                 Chief Executive Officer
Alan H. Barry................................  President and Chief Operating Officer      62     2003
David A. Doran...............................  Vice President - Taxes                     63     1984
Daniel R. Foley..............................  Vice President - Human Resources           63     1996
Eugene A. Gargaro, Jr. ......................  Vice President and Secretary               62     1993
John R. Leekley..............................  Senior Vice President and                  61     1979
                                                 General Counsel
Robert B. Rosowski...........................  Vice President and Treasurer               64     1973
Timothy Wadhams..............................  Senior Vice President and                  56     2001
                                                 Chief Financial Officer

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except Mr. Wadhams. Mr. Wadhams was employed by the Company from 1976 to 1984. From 1984 until he rejoined the Company in 2001, he was an executive of Metaldyne Corporation (formerly MascoTech, Inc.), most recently serving as its Executive Vice President - Finance and Administration and Chief Financial Officer. Mr. Barry was elected to his present position in April 2003. He had served as a Group President of the Company since 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

                                            MARKET PRICE
                                           ---------------   DIVIDENDS
QUARTER                                     HIGH     LOW     DECLARED
-------                                    ------   ------   ---------
2004
  Fourth.................................  $37.02   $32.87     $.18
  Third..................................   35.00    29.69      .18
  Second.................................   31.47    26.29      .16
  First..................................   30.80    25.88      .16
                                                               ----
     Total...............................                      $.68
                                                               ====
2003
  Fourth.................................  $28.44   $24.61     $.16
  Third..................................   25.99    22.45      .16
  Second.................................   25.58    18.60      .14
  First..................................   21.96    16.59      .14
                                                               ----
     Total...............................                      $.60
                                                               ====

     On March 11, 2005 there were approximately 6,300 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors.

     In December 2003, the Company's Board of Directors authorized the purchase of up to 50 million shares of the Company's common stock in open-market transactions or otherwise. The following table provides information regarding the Company's purchase of Company common stock for the three months ended December 31, 2004, in millions except average price paid per common share data:

                                                                  TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                                                   PURCHASED AS PART OF     SHARES THAT MAY YET
                          TOTAL NUMBER OF    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED      BE PURCHASED UNDER
PERIOD                    SHARES PURCHASED    PER COMMON SHARE      PLANS OR PROGRAMS      THE PLANS OR PROGRAMS
------                    ----------------   ------------------   ----------------------   ---------------------
10/01/04 - 10/31/04.....         1                 $33.89                   1                       20
11/01/04 - 11/30/04.....         1                 $36.08                   1                       19
12/01/04 - 12/31/04.....         2                 $36.41                   2                       17
                                 --                                         --
Total for the quarter...         4                 $35.45                   4
                                 ==                                         ==

     For information regarding securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this Report.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the Company's continuing operations, for the years and dates indicated.

                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                     2004         2003         2002         2001        2000
                                                    -------      -------      -------      ------      ------
Net sales (1).................................      $12,074      $10,571      $ 8,831      $7,705      $6,506
Operating profit (1),(2),(3),(4),(5)..........      $ 1,569      $ 1,484      $ 1,267      $1,011      $  888
Income from continuing
 operations (1),(2),(3),(4),(5),(6),(7),(8)...      $   930      $   790      $   547      $  183      $  540
Per share of common stock:
  Income from continuing operations (1)
     Basic....................................      $  2.09      $  1.65      $  1.13      $ 0.40      $ 1.22
     Diluted..................................      $  2.04      $  1.61      $  1.06      $ 0.39      $ 1.20
  Dividends declared..........................      $  0.68      $  0.60      $  0.55      $ 0.53      $ 0.50
  Dividends paid..............................      $  0.66      $  0.58      $  0.54 1/2  $ 0.52 1/2  $ 0.49
At December 31:
  Total assets................................      $12,541      $12,173      $12,050      $9,021      $7,604
  Long-term debt..............................      $ 4,187      $ 3,848      $ 4,316      $3,628      $3,018
  Shareholders' equity........................      $ 5,423      $ 5,456      $ 5,294      $3,958      $3,286

------------------------------

(1) Data have been restated to exclude discontinued operations.

(2) The year 2004 includes a non-cash goodwill impairment charge of $141 million after tax ($168 million pre-tax) and income of $19 million after tax ($30 million pre-tax) related to the Behr litigation settlement. See Note T to the Consolidated Financial Statements.

(3) The year 2003 includes a non-cash goodwill impairment charge of $47 million after tax ($53 million pre-tax) and income of $45 million after tax ($72 million pre-tax) related to the Behr litigation settlement. See Note T to the Consolidated Financial Statements.

(4) The year 2002 includes a $92 million after tax ($147 million pre-tax), net charge for the Behr litigation settlement and pre-tax income of $16 million for the planned disposition of a business.

(5) Operating profit for 2001 and 2000 includes goodwill amortization of $87 million and $60 million, respectively.

(6) The year 2002 includes a $92 million after-tax ($117 million pre-tax), non-cash goodwill impairment charge recognized as a cumulative effect of a change in accounting principle.

(7) The year 2001 includes a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

(8) The year 2000 includes a $94 million after-tax ($145 million pre-tax), non-cash charge for the planned disposition of businesses and the write-down of certain investments.

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

EXECUTIVE LEVEL OVERVIEW

     The Company is engaged principally in the manufacture and sale of home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors. The Company also supplies and installs insulation and other building products for builders in the new residential construction market.

     Factors that affect the Company's results of operations include the levels of home improvement and residential construction activity principally in North America and Europe (including repair and remodeling and new construction), the Company's ability to effectively manage its overall cost structure, fluctuations in European currencies (primarily the European euro and Great Britain pound), the importance of and the Company's relationships with home centers (including The Home Depot, which represented approximately 22 percent of the Company's sales in 2004) as distributors of home improvement and building products and the Company's ability to maintain its leadership positions in its markets in the face of increasing global competition. Historically, the Company has been able to largely offset the impact on its revenues of cyclical declines in the new construction and home improvement markets through new product introductions and acquisitions as well as market share gains.

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

     RECEIVABLES AND INVENTORIES

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

     FINANCIAL INVESTMENTS

     The Company maintains investments in marketable securities, which aggregated $263 million, and a number of private equity funds, which aggregated $308 million, at December 31, 2004. The investments in private equity funds are carried at cost and are evaluated for impairment at each reporting period, or when circumstances indicate an impairment may exist, using information made available by the fund managers and other assumptions. The investments in marketable equity securities are carried at fair value, and unrealized gains and unrealized losses (that are deemed to be temporary) are recorded as a component of shareholders' equity, net of tax effect, in other comprehensive income
(loss). The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. Future changes in market conditions, the performance of underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

     In the fourth quarter of 2004, the Company recognized an impairment charge of $21 million related to the Company's investment in Furniture Brands International (NYSE: FBN). The FBN common stock was received in June 2002 from the Company's investment in Furnishings International Inc. debt. Based on its review, the Company considers the decline in market value related to this investment to be other-than-temporary and recorded a pre-tax impairment charge of $21 million to reduce the cost basis from $30.25 per share to $25.05 per share; at December 31, 2004, the aggregate carrying value after the adjustment was $100 million.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. In the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes the impairment testing of goodwill and other indefinite-lived intangible assets utilizing a discounted cash flow method. This test for 2004 indicated that goodwill related to certain European businesses was impaired. The Company recognized a non-cash, pre-tax impairment charge of $168 million ($141 million, after tax) in the fourth quarter of 2004. Intangible assets with finite useful lives are amortized over their estimated lives. The Company evaluates the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

     Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures and generally a three percent long-term assumed growth rate of cash flows for periods after the five-year forecast. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, housing starts and repair and remodeling estimates for existing homes.

     In the fourth quarter of 2004, the Company estimated that future discounted cash flows projected for most of its business units were greater than the carrying values. Any increases in estimated discounted cash flows would have no impact on the reported value of goodwill.

     EMPLOYEE RETIREMENT PLANS

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

     In 2004, the Company decreased its discount rate for obligations to 5.75 percent from 6.25 percent, which reflects the decline in long-term interest rates. The assumed asset return is 8.5 percent, reflecting the expected long-term return on plan assets.

     The Company's underfunded amount for the difference between the projected benefit obligation and plan assets decreased to $193 million from $217 million in 2003. This is primarily the result of asset returns above projections and Company contributions. Qualified domestic pension plan assets in 2004 had a net gain of approximately 12 percent as compared with average returns of 10 percent for the largest 1,000 Plan Benchmark.

     The Company's projected benefit obligation relating to the unfunded non-qualified supplemental defined-benefit pension plans was $125 million at December 31, 2004 compared with $115 million at December 31, 2003.

     The Company expects pension expense for its qualified defined-benefit pension plans in 2005 to approximate such expense in 2004. If the Company assumed that the future return on plan assets was 8 percent instead of 8.5 percent, the pension expense for 2005 would increase by approximately $2 million.

     INCOME TAXES

     The Company has considered future income and gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets, and identified potential sources of future foreign taxable income in assessing the need for establishing a valuation allowance against its deferred tax assets at December 31, 2004, particularly related to its after-tax capital loss carryforward of $21 million and its after-tax foreign tax credit carryforward of $50 million. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be recorded in the period such determination is made.

     Changes to the U.S. tax law enacted in the fourth quarter of 2004 significantly impacted the taxation of foreign earnings distributions. As a result, the Company made a dividend distribution of accumulated earnings from certain of its foreign subsidiaries of approximately $500 million in the fourth quarter of 2004. Such earnings had been permanently reinvested, pursuant to the provisions of Accounting Principles Board Opinion No. 23, prior to the fourth quarter of 2004 under the Company's previous tax planning strategy to invest such earnings in operating and non-operating foreign investments.

     This dividend generated significant foreign tax credits that were used to offset the majority of the U.S. tax on the 2004 dividend and created a $50 million foreign tax credit carryforward at December 31, 2004. The Company believes that the foreign tax credit carryforward will be utilized before the newly enacted 10-year carryforward period expires on December 31, 2014, principally with identified potential sources of future income taxed in foreign jurisdictions at rates less than the present U.S. rate of 35 percent. Therefore, a valuation allowance was not recorded at December 31, 2004.

     Because the Company changed its position with respect to the repatriation of foreign earnings, the Company recorded a $38 million deferred tax liability in the fourth quarter of 2004, primarily related to the excess of its book basis over the tax basis of investments in foreign subsidiaries.

     OTHER COMMITMENTS AND CONTINGENCIES

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of the sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

     The Company is subject to lawsuits and pending or asserted claims (including income taxes) with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based on the professional knowledge and experience of management and its legal counsel. When estimates of the Company's exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, "Accounting for Contingencies," amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments. See Note T to the Company's consolidated financial statements for information regarding legal proceedings involving the Company.

     The Company used estimates for the number of claims expected and the average cost per claim to determine the liability related to the Behr litigation settlement in 2002. In 2004, the Company estimated that the remaining unpaid claims and administration costs related to the Washington State Settlement would be less than originally estimated and reduced the related accrual (recognizing income) for litigation settlement by $20 million.

INTERNAL CONTROLS AND PROCEDURES

     The Company's operations are highly decentralized and financial and transaction processing and control systems are distributed across the Company's multiple business units. The Company maintains monitoring controls through its group oversight function, a Company-wide accounting policy manual and a well-resourced internal audit function that works closely with an international accounting firm, which is not the Company's external auditor. Additionally, the Company believes it fosters an effective control environment through a strong corporate governance structure driven by the membership and activities of its Board of Directors and Audit Committee, its Code of Business Ethics and various Company-wide programs related to legal and ethical compliance.

     In 2004, the Company conducted and concluded its first comprehensive evaluation of internal control over financial reporting under the new requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). During the course of this process, the Company determined that there was a lapse in controls associated with a business integration involving two of the Company's business units. Management concluded that the lapse in controls was a material weakness based on the potential for possible error and impact of such potential error on the Company's consolidated financial statements. Accordingly, based on the requirements of the Act, the Company concluded that its internal control over financial reporting did not operate effectively as of December 31, 2004. After extensive review and additional testing procedures that the Company considered appropriate under the circumstances, the Company determined that this material weakness condition did not result in a material misstatement in the Company's consolidated financial statements as of, and for the year ended, December 31, 2004.

Management has taken a number of remediation steps and is in the process of taking additional steps associated with this matter as disclosed in Management's Remediation Plan in Item 8 of this Report.

     In addition to the incremental external costs and expenses of approximately $34 million (primarily professional fees) associated with complying with Section 404 of the Act, the Company has also invested significantly in training and additional infrastructure, including additional human resources, technological enhancements and process improvements. The Company believes it has incurred a disproportionate level of expense related to this initiative, relative to other companies of comparable size, due to its disaggregated business model. While the Company's decentralized operating structure and the number of autonomous business units serve to disperse risk, these factors also resulted in a more time-consuming and costly environment for the Company to implement the requirements of the Act. The Company, with senior management actively involved, began its Section 404 implementation process in early 2003. The Company's compliance with the Section 404 requirements was highly complex and involved, given the continuing refinement of guidance related to the Act's requirements and the Company's decentralized operating structure, including disparate business systems, its relatively smaller foreign business units with different languages and cultures, and its installation services businesses with approximately 360 small branch locations.

     Nevertheless, the Company expects to continue to benefit from the implementation of the Act's requirements and is committed to a continuous improvement model of internal control, as evidenced through its significant investment of resources and its historic strong "tone at the top" philosophy of internal control.

CORPORATE DEVELOPMENT STRATEGY

     Acquisitions in past years have enabled the Company to build a critical mass that has given the Company a strong position in the markets it serves and has increased the Company's importance to its customers. The Company is now intensifying its focus on leveraging the critical mass to build greater value for its shareholders. The Company's focus includes additional cost reduction initiatives as well as increased utilization of synergies among the Company's business units. The Company expects to maintain a more balanced growth strategy of internal growth, share repurchases and fewer acquisitions with increased emphasis on cash flow and return on invested capital. As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses are not core to continuing operations.

     The Company reviews its business portfolio on an ongoing basis as part of its corporate strategic planning and, in the first quarter of 2004, determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan of disposition. These businesses had combined 2003 net sales in excess of $350 million and an approximate net book value of $330 million. The Company originally estimated expected proceeds from the sale of these businesses to approximate $300 million. The Company reduced its estimate of expected proceeds during 2004 (recognizing pre-tax charges of $139 million ($151 million, after tax) for those businesses expected to be divested at a loss) for these operations as a result of lower-than-expected operating results as well as a weaker-than-expected demand for the businesses that the Company planned to divest. Any gains resulting from the dispositions are recognized as such transactions are completed. The Company expects aggregate net proceeds to approximate $250 million upon completion of the dispositions, of which $172 million was received in 2004.

     During 2004, in separate transactions, the Company completed the sale of its Jung Pumpen, The Alvic Group, Alma Kuchen, E. Missel and SKS Group businesses in Europe. Jung Pumpen manufactures a wide variety of submersible and drainage pumps, The Alvic Group and Alma Kuchen manufacture kitchen cabinets, E. Missel manufactures acoustic insulation for baths and showers and SKS Group manufactures rolling shutters and ventilation systems; all of these businesses were included in discontinued operations. Total gross proceeds from the sale of these companies were $199 million, including cash of $193 million and notes receivable of $6 million. The Company recognized a pre-tax, net gain (principally related to the sale of Jung Pumpen) on the disposition of these businesses of $106 million.

     In 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group businesses.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the businesses held for sale at December 31, 2004 as well as businesses which were sold in 2004 and 2003 as discontinued operations. The sales and results of operations of the businesses sold in 2004 and 2003 and those held for sale at December 31, 2004 are included in the Company's results from discontinued operations through the date of disposition. During the time the Company owned these businesses, they had net sales of $357 million, $563 million and $589 million in 2004, 2003 and 2002, respectively, and income (loss) from discontinued operations before income taxes of $29 million, $(43) million and $64 million in 2004, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has largely funded its growth through cash provided by a combination of its operations, long-term bank debt and other borrowings, and by the issuance of Company common stock, including issuances for certain mergers and acquisitions.

     Bank credit lines are maintained to ensure the availability of funds. At December 31, 2004, debt agreements with banks syndicated in the United States relate to a $2.0 billion 5-year Revolving Credit Agreement due and payable in November 2009. This agreement allows for borrowings denominated in U.S. dollars or European euros. Interest is payable on borrowings under this agreement based on various floating-rate options as selected by the Company. The previous 364-day revolving credit agreement expired in November 2004.

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2004, the Company had additional borrowing capacity, subject to availability, of up to $3.9 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2004, the Company's net worth exceeded such requirement by approximately $1.7 billion.

     In December 2002, the Company replenished the amount of debt and equity securities issuable under its unallocated shelf registration statement with the Securities and Exchange Commission pursuant to which the Company was able to issue up to a combined $2 billion of debt and equity securities.

     The Company had cash and cash investments of $1,256 million at December 31, 2004 as a result of strong cash flows from operations and proceeds from the disposition of certain businesses and financial investments. In the fourth quarter of 2004, the Company repatriated cash related to accumulated earnings from certain of its foreign subsidiaries to the United States of approximately $500 million.

     During 2004, the Company increased its quarterly common stock dividend 12.5 percent to $.18 per common share. This marks the 46th consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization increased to 44 percent at December 31, 2004 from 43 percent at December 31, 2003. Repurchases and retirement of Company common stock contributed to the increase in the total debt to total capitalization ratio. The Company's working capital ratio was 2.1 to 1 and 1.7 to 1 at December 31, 2004 and 2003, respectively.

     The Company has limited involvement with derivative financial instruments and does not use derivatives for trading purposes. The derivatives used by the Company during the year ended

December 31, 2004 consist of interest rate swaps entered into in 2004, for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt, which is expected to reduce interest expense, given current interest rates. Generally, under interest rate swap agreements, the Company agrees with a counter party to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as fair-value hedges, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. For fair-value hedge transactions, changes in the fair value of the derivative and changes in the fair value of the item hedged are recognized in determining earnings.

     The average variable interest rates are based on the London Interbank Offered Rate ("LIBOR") plus a fixed adjustment factor. The average effective rate on the interest rate swaps is 3.302%. At December 31, 2004, the interest rate swap agreements cover a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 at an interest rate of 5.875%. The hedges are considered 100 percent effective because all of the critical terms of the derivative financial instruments match those of the hedged item. Accordingly, no gain or loss on the value of the hedges was recognized in the Company's consolidated statements of income for the years ended December 31, 2004 and 2003. The amount recognized as a reduction of interest expense was $22 million for the year ended December 31, 2004.

     Certain of the Company's European operations also entered into foreign currency forward contracts for the purpose of managing exposure to currency fluctuations primarily related to the United States dollar and the Great Britain pound.

CASH FLOWS

     Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

                                                               2004      2003      2002
                                                              ------    ------    ------
Net cash from operating activities..........................  $1,454    $1,421    $1,225
(Decrease) increase in debt, net............................     (13)     (541)      634
Net proceeds from disposition of:
  Businesses................................................     172       284        21
  Equity investment.........................................       -        75         -
Proceeds from settlement of swaps...........................      55         -         -
Issuance of Company common shares...........................      58        37       598
Acquisition of businesses, net of cash acquired.............     (16)     (239)     (736)
Capital expenditures........................................    (310)     (271)     (285)
Cash dividends paid.........................................    (302)     (286)     (268)
Purchase of Company common shares for:
  Retirement................................................    (903)     (779)     (166)
  Long-term stock incentive award plan......................     (40)      (48)      (31)
Proceeds (purchases) of financial investments, net..........     330        55      (327)
Effect of exchange rates....................................      29        52        59
Other, net..................................................     (15)      (32)       31
                                                              ------    ------    ------
          Cash increase (decrease)..........................  $  499    $ (272)   $  755
                                                              ======    ======    ======

     The Company's cash and cash investments increased $461 million (net of cash at businesses held for sale) to $1,256 million at December 31, 2004, from $795 million at December 31, 2003.

     Net cash provided by operations in 2004 of $1.5 billion consisted primarily of net income adjusted for non-cash items, including depreciation and amortization of $237 million, income of $30 million related to the Behr litigation settlement, a $168 million charge related to goodwill impairment, a

$21 million charge for the impairment of an investment and other items. Net working capital increased by approximately $10 million.

     The Company continues to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable decreased to 49 days at December 31, 2004 from 53 days at December 31, 2003, and accounts payable days increased to 36 days at December 31, 2004 compared with 35 days at December 31, 2003, primarily due to the Company's working capital improvement initiatives. Days sales in inventories increased slightly to 49 days at December 31, 2004 from 48 days at December 31, 2003.

     Cash used for financing activities in 2004 was $1.1 billion, and included cash outflows of $302 million for cash dividends paid, $266 million for the retirement of notes, $903 million for the acquisition and retirement of Company common stock in open-market transactions, $40 million for the acquisition of Company common stock for the Company's long-term stock incentive award plan and $40 million principally for the net payment of other debt. Cash provided by financing activities included $293 million from the issuance of notes (net of issuance costs), $58 million from the issuance of Company common stock, primarily from the exercise of stock options and $55 million from interest rate swap transactions.

     At December 31, 2004, the Company had remaining Board of Directors' authorization to repurchase up to an additional 17 million shares of its common stock in open-market transactions or otherwise. In January and February 2005, the Company repurchased an additional six million shares of Company common stock (including approximately two million shares which were subsequently reissued for the long-term stock incentive award plan) and expects to continue its Company common share repurchase program throughout 2005.

     Cash provided by investing activities was $161 million in 2004 and included $172 million of net proceeds from the disposition of businesses and $330 million from the net sale of financial investments. Cash used for investing activities included $310 million for capital expenditures, $16 million for acquisitions and additional acquisition-related consideration relating to previously acquired companies and $15 million for other net cash outflows. The Company expects to continue to monetize the marketable securities portfolio over the next several quarters.

     The Company continues to invest in automating its manufacturing operations and increasing its capacity and its productivity, in order to be a more efficient producer and to improve customer service. Capital expenditures for 2004 were $310 million, compared with $271 million for 2003 and $285 million for 2002; for 2005, capital expenditures, excluding those of any potential 2005 acquisitions, are expected to approximate $400 million. Capital expenditures for 2005 include significant capacity additions to the Company's North American cabinet operations for which construction is anticipated to commence in 2005 and to be completed in 2006. Depreciation and amortization expense for 2004 totaled $237 million, compared with $244 million for 2003 and $220 million for 2002; for 2005, depreciation and amortization expense, excluding any potential 2005 acquisitions, is expected to approximate $240 million. Amortization expense totaled $26 million, $32 million and $39 million in 2004, 2003 and 2002, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP") in the United States. However, the Company believes that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, the Company's reported results.

     SALES AND OPERATIONS

     Net sales for 2004 were $12.1 billion, representing an increase of 14 percent over 2003. Excluding results from acquisitions, net sales also increased 14 percent (including a two percent increase relating to the effect of currency translation) compared with 2003. The increase in net sales in 2004 is principally due to higher unit sales volumes of assembled cabinets, architectural coatings, installation services, vinyl and fiberglass windows and patio doors, and faucets. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

                                                                TWELVE MONTHS
                                                              ENDED DECEMBER 31
                                                              ------------------
                                                               2004       2003
                                                              -------    -------
Net sales, as reported......................................  $12,074    $10,571
  - Acquisitions............................................      (46)      -
                                                              -------    -------
Net sales, excluding acquisitions...........................   12,028     10,571
  - Currency translation....................................     (209)      -
                                                              -------    -------
Net sales, excluding acquisitions and the effect of
  currency..................................................  $11,819    $10,571
                                                              =======    =======

     The Company's gross profit margins were 30.8 percent, 30.7 percent and 31.6 percent for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the 2004 gross profit margins reflects increased sales volume and increased selling prices, offset in part by increased commodity costs as well as sales in segments with somewhat lower gross margins. In addition, operating results for the year ended December 31, 2003 were reduced by non-cash, pre-tax charges of $59 million relating to two United Kingdom business units, one in the Decorative Architectural Products segment and the other in the Plumbing Products segment. Offsetting the charges related to these United Kingdom business units, operating profit for the year ended December 31, 2003 also benefited from $72 million of Behr litigation income. Operating profit for the year ended December 31, 2004 includes $30 million of Behr litigation income.

     Selling, general and administrative expenses, excluding general corporate expense, as a percent of sales were 15.0 percent in 2004 compared with 15.7 percent in 2003 and 14.6 percent in 2002. Selling, general and administrative expenses for the year ended December 31, 2004 include the effect of lower promotion and advertising costs as a percent of sales, compared with 2003. This reduction was partially offset by increased costs and expenses associated with complying with the new requirements of the Sarbanes-Oxley Legislation as well as increased expenses associated with stock options. Selling, general and administrative expenses for the year ended December 31, 2003 include $16 million of accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer.

     Operating profit margins, as reported, were 13.0 percent, 14.0 percent and
14.3 percent in 2004, 2003 and 2002, respectively. Operating profit margins, excluding general corporate expense, the income/charge for litigation settlement (2004, 2003 and 2002), the goodwill impairment charge (2004 and 2003), and income from the planned disposition of a business (2002), were 15.7 percent,
14.9 percent and 17.0 percent in 2004, 2003 and 2002, respectively.

     OTHER INCOME (EXPENSE), NET

     In 2004, 2003 and 2002, the Company recorded $21 million, $19 million and $24 million, respectively, of non-cash, pre-tax charges for the write-down of certain financial investments.

     In the fourth quarter of 2004, the Company recognized the above-mentioned impairment charge of $21 million related to the Company's investment in Furniture Brands International (NYSE: FBN). The FBN common stock was received in June 2002 from the Company's investment in Furnishings International Inc. debt. Based on its review, the Company considers the decline in market value related to this investment to be other-than-temporary and recorded an impairment charge to reduce the cost basis from $30.25 per share to $25.05 per share; the aggregate carrying value after the adjustment is $100 million.

     Other, net in 2004 includes $50 million of realized gains, net, from the sale of marketable equity securities, dividend income of $27 million and $42 million of income, net, from other investments. Other, net in 2004 also includes realized foreign currency exchange gains of $26 million and other miscellaneous items.

     Other, net in 2003 includes $23 million of realized gains, net, from the sale of marketable equity securities, dividend income of $25 million and $17 million of income, net, from other investments. Other, net in 2003 also includes a $5 million gain from the sale of the Company's equity investment in Emco, $7 million of losses on the early retirement of debt, realized foreign currency exchange losses of $4 million and other miscellaneous items.

     Other, net in 2002 includes $39 million of realized losses, net, from the sale of marketable equity securities and dividend income of $17 million. In addition, the Company incurred $14 million of losses related to interest ratelock transactions entered into in anticipation of the Company issuing fixed-rate debt in 2002. Other items, net, in 2002 include realized foreign currency exchange losses of $3 million and other miscellaneous items.

     Interest expense was $217 million, $261 million and $235 million in 2004, 2003 and 2002, respectively. The decrease in interest expense in 2004 is primarily due to debt retirement as well as the effect of the interest rate swap agreements that converted a certain amount of fixed-rate debt to lower variable-rate debt and reduced interest expense by $22 million for the year ended December 31, 2004.

     INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

     Income from continuing operations and diluted earnings per common share for 2004 were $930 million and $2.04 per common share, respectively. Income from continuing operations for 2004 includes a non-cash, pre-tax goodwill impairment charge of $168 million ($141 million, after tax) and income related to the Behr litigation settlement of $30 million pre-tax ($19 million, after tax). Income from continuing operations and diluted earnings per common share for 2003 were $790 million and $1.61 per common share, respectively. Income from continuing operations for 2003 includes a non-cash, pre-tax goodwill impairment charge of $53 million ($47 million, after tax) and income related to the Behr litigation settlement of $72 million pre-tax ($45 million, after tax). Income from continuing operations and diluted earnings per common share for 2002 were $639 million and $1.24 per common share, respectively. Income from continuing operations in 2002 was negatively affected by a $147 million pre-tax charge for the Behr litigation settlement ($92 million, after tax).

     The Company's effective tax rate for income from continuing operations was 37 percent in 2004 and 2003 compared with 34 percent in 2002. The increase in the tax rate in 2004 and 2003 was due principally to a lower tax benefit related to the goodwill impairment charges. The Company estimates that its effective tax rate should approximate 35 percent for 2005.

OUTLOOK FOR THE COMPANY

     The Company experienced significant commodity cost increases during 2004, which reduced expected gross margins, including in the fourth quarter. Higher commodity costs reflecting cost increases in 2004 and additional cost increases in 2005 are expected to impact 2005 first half results. The Company already has implemented and continues to implement additional selling price increases on a number of its products, and believes that by the end of the second quarter, many of these commodity cost increases will be largely offset by such price increases.

     The Company believes that the impact of the delay in offsetting these recent cost increases with increased selling prices, and the shortage of certain materials will negatively impact earnings in the first half of 2005, largely in the first quarter. This impact has been reflected in the Company's previously announced guidance.

     The Company believes that it will achieve further organic sales growth in 2005, and, based on current business trends, believes that it will achieve mid-to high-single-digit organic growth in 2005 resulting in record sales and earnings.

     The Company expects its 2005 operating results to be impacted by a decline in housing starts of five percent from 2004 levels, share repurchases of a minimum 12 million common shares, modest margin improvement reflecting selling price increases and anticipated income from the sale of financial investments. In addition, the Company is assuming no further significant commodity cost increases beyond what it has already experienced in early 2005.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area, dollars in millions.

                                                                                                PERCENT INCREASE
                                                                                                -----------------
                                                                                                 2004       2003
                                                                                                  VS.       VS.
                                                                 2004       2003       2002      2003       2002
                                                                -------    -------    ------    -------    ------
NET SALES:
    Cabinets and Related Products...........................    $ 3,289    $ 2,879    $2,644       14%         9%
    Plumbing Products.......................................      3,057      2,684     2,068       14%        30%
    Installation and Other Services.........................      2,771      2,411     1,845       15%        31%
    Decorative Architectural Products.......................      1,610      1,449     1,292       11%        12%
    Other Specialty Products................................      1,347      1,148       982       17%        17%
                                                                -------    -------    ------
        TOTAL...............................................    $12,074    $10,571    $8,831       14%        20%
                                                                =======    =======    ======
    North America...........................................    $ 9,879    $ 8,763    $7,686       13%        14%
    International, principally Europe.......................      2,195      1,808     1,145       21%        58%
                                                                -------    -------    ------
        TOTAL...............................................    $12,074    $10,571    $8,831       14%        20%
                                                                =======    =======    ======

                                                                 2004      2004(B)     2003     2003(B)     2002
                                                                -------    -------    ------    -------    ------
OPERATING PROFIT: (A)
    Cabinets and Related Products...........................    $   496    $   552    $  441    $  441     $  367
    Plumbing Products.......................................        370        395       343       360        341
    Installation and Other Services.........................        358        358       368       368        304
    Decorative Architectural Products.......................        269        331       210       215        307
    Other Specialty Products................................        233        258       178       209        193
                                                                -------    -------    ------    ------     ------
        TOTAL...............................................    $ 1,726    $ 1,894    $1,540    $1,593     $1,512
                                                                -------    -------    ------    ------     ------
    North America...........................................    $ 1,639    $ 1,639    $1,433    $1,433     $1,347
    International, principally Europe.......................         87        255       107       160        165
                                                                -------    -------    ------    ------     ------
        TOTAL...............................................      1,726      1,894     1,540     1,593      1,512
    General corporate expense, net..........................       (194)      (194)     (115)     (115)      (101)
    Gains on sale of corporate fixed assets, net............          7          7         3         3          3
    Income (charge) for litigation settlement, net..........         30         30        72        72       (147)
    Expense related to accelerated benefits, net............          -          -       (16)      (16)         -
                                                                -------    -------    ------    ------     ------
        TOTAL, AS REPORTED..................................    $ 1,569    $ 1,737    $1,484    $1,537     $1,267
                                                                =======    =======    ======    ======     ======

                                                                 2004      2004(B)     2003     2003(B)     2002
                                                                -------    -------    ------    -------    ------
OPERATING PROFIT MARGIN: (A)
    Cabinets and Related Products...........................      15.1%      16.8%     15.3%     15.3%      13.9%
    Plumbing Products.......................................      12.1%      12.9%     12.8%     13.4%      16.5%
    Installation and Other Services.........................      12.9%      12.9%     15.3%     15.3%      16.5%
    Decorative Architectural Products.......................      16.7%      20.6%     14.5%     14.8%      23.8%
    Other Specialty Products................................      17.3%      19.2%     15.5%     18.2%      19.7%
    North America...........................................      16.6%      16.6%     16.4%     16.4%      17.5%
    International, principally Europe.......................       4.0%      11.6%      5.9%      8.8%      14.4%
        TOTAL...............................................      14.3%      15.7%     14.6%     15.1%      17.1%
    TOTAL OPERATING PROFIT MARGIN, AS REPORTED..............      13.0%        N/A     14.0%       N/A      14.3%

(A) Before: general corporate expense; accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer in 2003; and income (charge) regarding the Behr litigation settlement (related to the Decorative Architectural Products segment).

(B) Excluding goodwill impairment charge. The 2004 goodwill impairment charge was as follows: Cabinets and Related Products - $56 million; Plumbing Products - $25 million; Decorative Architectural Products - $62 million; and Other Specialty Products - $25 million. The 2003 goodwill impairment charge was as follows: Plumbing Products - $17 million; Decorative Architectural Products - $5 million; and Other Specialty Products - $31 million. These 2004 and 2003 charges relate to European businesses.

BUSINESS SEGMENT RESULTS DISCUSSION

     Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, the income/charge for the litigation settlement, net in 2004, 2003 and 2002, and the goodwill impairment charges in 2004 and 2003.

     CABINETS AND RELATED PRODUCTS

     Net sales of Cabinets and Related Products increased 14 percent in 2004 compared with 2003 and 9 percent in 2003 compared with 2002. The sales increases are due primarily to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new construction market in the United States, as well as a more favorable product mix. This segment was also favorably influenced by a weaker U.S. dollar in 2004 and 2003, which affected the translation of local currencies of European operations included in this segment.

     Operating profit margins were 16.8 percent, 15.3 percent and 13.9 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Operating profit margins in 2004 reflect the positive impact of higher sales volume as well as certain cost improvement initiatives. Operating profit margins in 2003 reflect the positive effect of higher sales volume as well as lower fixed costs resulting from the rationalization of existing manufacturing capacity. Operating profit margins in 2002 were positively influenced by strong sales volume, offset in part by costs related to a discontinued product line.

     PLUMBING PRODUCTS

     Net sales of Plumbing Products increased 14 percent in 2004 compared with 2003 primarily due to increased sales volume in the retail markets in North America and Europe and in the new construction markets in North America. Net sales of Plumbing Products increased 30 percent in 2003 compared with 2002 primarily due to acquisitions (principally the acquisition of the majority interest in Hansgrohe in December 2002). A weaker U.S. dollar also had a favorable impact on the translation of local currencies of European operations included in this segment in 2004 and 2003.

     Operating profit margins were 12.9 percent, 13.4 percent and 16.5 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Operating profit margins in 2004 reflect an increase in European sales (which are generally at lower margins) as well as increased material costs, offset in part by increased sales volume. Operating profit margins in 2003 include the effect of an acquired company that has lower margins than the segment average as well as inventory adjustments and a decline in operating margins of certain European operations. Operating profit margins in 2002 include the favorable effect of a $16 million pre-tax gain relating to the reclassification of certain assets to held and used in accordance with SFAS No. 144.

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

     INSTALLATION AND OTHER SERVICES

     Net sales of Installation and Other Services increased 15 percent in 2004 compared with 2003 and 31 percent in 2003 compared with 2002. The increase in net sales in 2004 is primarily due to increased selling prices, increased sales volume of non-insulation products and a strong new housing market. The increase in net sales in 2003 was principally attributable to acquisitions (principally the acquisition of Service Partners in September 2002) and a stronger new-housing market as well as increased sales volume of non-insulation products.

     Operating profit margins were 12.9 percent, 15.3 percent and 16.5 percent for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in the 2004 operating profit margins is primarily attributable to the time lag in implementing price increases related to material cost increases as well as an increase in sales of generally lower-margin, non-insulation products. Historically, the Company has generally been able to increase its selling prices to reflect certain material cost increases. However, the Company has not yet been able to increase selling prices to offset all such cost increases, contributing to a decline in operating profit margins. The decline in operating profit margins in 2003 is primarily attributable to adverse weather conditions (which reduced sales) experienced in the first half of 2003 as well as increased sales of generally lower-margin, non-insulation products.

     Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities was constrained throughout 2004. The high level of demand for fiberglass insulation as a result of the strength of the new residential construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist in 2005 and is working with its diverse supplier base to secure the appropriate amount of material. At the current time, the Company believes that it will be able to do so, but if the Company cannot obtain the required amount of material, this could have a negative impact on its operations.

     DECORATIVE ARCHITECTURAL PRODUCTS

     Net sales of Decorative Architectural Products increased 11 percent in 2004 compared with 2003, and 12 percent in 2003 compared with 2002. The increases in net sales in 2004 and 2003 are primarily due to higher unit sales volume of paints and stains as well as increased sales of decorative hardware.

     Operating profit margins were 20.6 percent, 14.8 percent and 23.8 percent for the years ended December 31, 2004, 2003 and 2002, respectively. The margin improvement in 2004 includes the effect of increased sales volume of paints and stains and increased sales volume and improved operating performance of the Company's decorative hardware businesses, offset in part by increased material and promotion costs. Operating profit margins for this segment in 2003 were impacted by increased advertising costs, including additional costs associated with new in-store paint display centers, and fixed asset and inventory adjustments reflecting excess, obsolete and resourced products related to decorative hardware. As previously discussed, operating profit in this segment for 2003 was negatively affected by non-cash, pre-tax charges of $55 million related to a United Kingdom business unit. The charges relate primarily to a business system implementation failure which allowed former management of the business unit to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003. The operating profit margins in 2002 reflect the leveraging of fixed costs over higher unit sales volume.

     OTHER SPECIALTY PRODUCTS

     Net sales of Other Specialty Products increased 17 percent in 2004 compared with 2003, principally due to increased sales of vinyl and fiberglass windows and doors in North America. Net sales of Other Specialty Products increased 17 percent in 2003 compared with 2002, principally due to acquisitions as well as increased sales of vinyl windows. A weaker U.S. dollar in 2004 and 2003 also had a favorable effect on the translation of local currencies of European operations included in this segment.

     Operating profit margins were 19.2 percent, 18.2 percent and 19.7 percent for the years ended December 31, 2004, 2003 and 2002, respectively. The margin improvement in 2004 is primarily attributable to increased sales volume of windows. The lower operating profit margins in 2003 are primarily due to increased material and insurance costs as well as lower results of European operations. The operating profit margins in 2002 were positively influenced by acquisitions, which in aggregate had higher operating profit margins than the segment average.

GEOGRAPHIC AREA RESULTS DISCUSSION

     NORTH AMERICA

     Net sales from North American operations increased 13 percent in 2004 compared with 2003, and 14 percent in 2003 compared with 2002, primarily due to increased unit sales volume of assembled cabinets, faucets, installed sales of insulation and non-insulation products, paints and stains, and vinyl and fiberglass windows and doors.

     Operating profit margins were 16.6 percent, 16.4 percent and 17.5 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Operating profit margins in 2004 were positively affected by increases in sales volume of assembled cabinets, faucets, paints and stains, vinyl and fiberglass windows and doors and installed sales of insulation and non-insulation products. Operating profit margins for 2004 were negatively impacted by increased commodity costs, which offset lower sales promotion costs. The decline in operating profit margins for 2003 principally reflect increased sales in segments that have somewhat lower operating profit margins, increased commodity and energy costs as well as increased advertising and promotion costs. The operating profit margins for 2002 principally reflect the leveraging of fixed costs over increased sales volume and product mix.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Net sales of the Company's International operations increased 21 percent in 2004 compared with 2003, due to increased local currency sales of plumbing products, ready-to-assemble cabinets and windows. Net sales of the Company's International operations increased 58 percent in 2003 compared with 2002, primarily due to acquisitions. A weaker U.S. dollar had a positive effect on the translation of European results in 2004 and 2003, increasing European net sales in 2004 by approximately 12 percent and in 2003 by 16 percent.

     Operating profit margins were 11.6 percent, 8.8 percent and 14.4 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Operating profit margins for 2004 were positively affected by increases in sales volume of plumbing products, ready-to-assemble cabinets and windows. Operating profit margins for International operations for 2003 were adversely affected by the non-cash, pre-tax charges relating to accounting irregularities discussed previously, as well as lower margins of recently acquired companies.

OTHER MATTERS

     COMMITMENTS AND CONTINGENCIES

     Litigation

     Information regarding legal proceedings involving the Company is set forth in Note T to the consolidated financial statements.

     Other Commitments

     With respect to the Company's investments in private equity funds, the Company, at December 31, 2004, has, under certain circumstances, commitments to contribute additional capital to such funds of up to $123 million.

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

The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was approximately $47 million at December 31, 2004, only in the event of a default by a participant. The Company believes that the likelihood of any significant defaults by participants on payment of these loans, which are due in mid-2005, is remote.

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims made against builders by homeowners for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items, including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications, and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

     Warranty

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly. See Note T to the consolidated financial statements for the tabular disclosure.

     A significant portion of the Company's business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company's revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

CONTRACTUAL OBLIGATIONS

     The following table provides payment obligations related to current contracts at December 31, 2004, in millions:

                                                      PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------
                                          LESS THAN    2-3      4-5    MORE THAN
                                           1 YEAR     YEARS    YEARS    5 YEARS    TOTAL
                                          ---------   ------   -----   ---------   ------
Long-term debt..........................    $ 80      $2,242   $117     $1,828     $4,267
Operating leases........................     115         146     41        113        415
Private equity funds....................      41          41     41          -        123
Acquisition-related commitments.........      20           -      -          -         20
Defined-benefit plans...................      13           -      -          -         13
Purchase commitments (A)................     143           7      -          -        150
                                            ----      ------   ----     ------     ------
          Total.........................    $412      $2,436   $199     $1,941     $4,988
                                            ====      ======   ====     ======     ======

     (A) Does not include contracts that do not require volume commitments or open or pending purchase orders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Emerging Issues Task Force ("EITF") Issue Summary No. 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share" became effective. EITF No. 04-08 would have required the Company to include

24 million shares in the calculation of diluted earnings per common share related to the Company's Zero Coupon Convertible Senior Notes due 2031 ("Notes"), with the add-back of the related interest expense to net income. In December 2004, the Company exchanged the Zero Coupon Convertible Senior Notes ("Old Notes") for Zero Coupon Convertible Senior Notes ("New Notes"). The New Notes have substantially the same terms as the Old Notes, except that upon conversion of the New Notes, the Company will pay the conversion price, up to the accreted value of the New Notes, in cash, and any value greater than the accreted value will be settled in cash or shares of Company common stock, at the option of the Company. At December 31, 2004, the Company included approximately one million shares in the calculation of diluted earnings per common share as the price of the Company common stock at December 31, 2004 exceeded the accreted value of the New Notes.

     In the first quarter of 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires that a company that is the primary beneficiary of a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the company's financial statements. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock-Based Compensation," which supersedes Accounting Principles Bulletin ("APB") No. 25, "Accounting For Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. The Company will adopt SFAS No. 123R effective January 1, 2005 using the Modified Prospective Application ("MPA"). The MPA method does not require restatement of prior-year information and will require the Company to expense unvested stock options that were awarded prior to January 1, 2003 through their remaining vesting periods. The Company expects this additional expense to approximate $10 million in 2005. The Company has been using the fair value method for options granted, modified or settled subsequent to January 1, 2003. The Company is currently evaluating the impact that the other provisions of SFAS No. 123R will have on its consolidated financial statements.

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

     The Company is exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to its marketable equity securities and other investments. The Company has limited involvement with derivative financial instruments and uses such instruments only to the extent necessary to manage exposure to fluctuations in interest rates and foreign currency fluctuations. The Company does not use derivatives for trading purposes. See Note G to the consolidated financial statements for additional information regarding the Company's derivative instruments.

     The derivatives used by the Company for the year ended December 31, 2004 consist of interest rate swap agreements entered into in 2003 and 2004, for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt, which is expected to reduce interest expense, given current interest rates. Certain of the Company's European operations also entered into foreign currency forward contracts for the purpose of managing exposure to currency fluctuations related primarily to the United States dollar and the Great Britain pound.

     At December 31, 2004, the Company performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company's long-term investments. Based on the analyses performed, such changes would not be expected to materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Masco Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Masco Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Management of Masco Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework".

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, in connection with the integration of two business units, the Company did not maintain effective controls over the conversion of certain accounting functions. This condition resulted in: (i) business unit management's override of controls over the authorization and recording of manual journal entries to accounts payable and cost of sales, (ii) ineffective controls over the preparation, review and approval of account reconciliations for accounts payable, and (iii) inadequate communication of control deficiencies to corporate management. These control deficiencies did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the "Internal Control - Integrated Framework."

     Management's assessment of the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2004). Additionally, PricewaterhouseCoopers LLP expressed an unqualified opinion on the Company's 2004 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

MANAGEMENT'S REMEDIATION PLAN

     Management has taken, or is in the process of taking, the following steps with respect to the material weakness described in Management's Report on Internal Control over Financial Reporting:

     - All significant accounts impacted by the control lapse have been properly reconciled.

     - An information systems consultant has been retained to address technical information systems issues to enable systematic and timely reconciliation of unvouchered payables. Until a systematic solution is developed and implemented, the unvouchered payables account will be manually monitored, and adjustments will be made timely on a monthly basis.

     - Staff training and process improvement initiatives at the business unit have been identified and will be implemented over the course of first and second fiscal quarters of 2005.

     - Business unit management is in the process of recruiting three key financial management positions.

     - Group controller monitoring activities have been expanded to include the performance of extended review procedures over key account reconciliations and significant journal entries on a quarterly basis.

     - The group president has expanded and reinforced the need for timeliness and transparency of communication around significant financial and business matters between the business unit and group oversight management.

     - The Company will extend the risk management framework of its information technology risk management program launched in early 2004 to other major business change initiatives such as business integrations.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Masco Corporation:

     We have completed an integrated audit of Masco Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8, that Masco Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the conversion of certain accounting functions in connection with the integration of two business units, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, in connection with the integration of two business units, the Company did not maintain effective controls over the conversion of certain accounting functions. This condition resulted in: (i) business unit management's override of controls over the authorization and recording of manual journal entries to accounts payable and cost of sales, (ii) ineffective controls over the preparation, review and approval of account reconciliations for accounts payable, and (iii) inadequate communication of control deficiencies to corporate management. These control deficiencies did not result in a material misstatement to the 2004 annual or interim consolidated financial statements. However, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     In our opinion, management's assessment that Masco Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Masco Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
March 16, 2005

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 2004 AND 2003

                                                  (IN MILLIONS, EXCEPT SHARE DATA)
                                      ASSETS
                                                                 2004       2003
                                                                -------    -------
Current Assets:
  Cash and cash investments.................................    $ 1,256    $   795
  Receivables...............................................      1,732      1,674
  Inventories...............................................      1,132      1,019
  Prepaid expenses and other................................        282        316
                                                                -------    -------
          Total current assets..............................      4,402      3,804

Property and equipment, net.................................      2,272      2,339
Goodwill....................................................      4,408      4,491
Other intangible assets, net................................        326        344
Assets held for sale........................................        163          -
Other assets................................................        970      1,195
                                                                -------    -------
          Total Assets......................................    $12,541    $12,173
                                                                =======    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................    $    80    $   334
  Accounts payable..........................................        837        715
  Accrued liabilities.......................................      1,230      1,148
                                                                -------    -------
          Total current liabilities.........................      2,147      2,197

Long-term debt..............................................      4,187      3,848
Liabilities held for sale...................................         44          -
Deferred income taxes and other.............................        740        672
                                                                -------    -------
          Total Liabilities.................................      7,118      6,717
                                                                -------    -------
Commitments and contingencies

Shareholders' Equity:
  Preferred shares authorized: 1,000,000; issued: 2004 - ;
     2003 - 20,000..........................................          -          -
  Common shares authorized: 1,400,000,000; issued:
     2004 - 446,720,000; 2003 - 458,380,000.................        447        458
  Paid-in capital...........................................        642      1,443
  Retained earnings.........................................      3,880      3,299
  Accumulated other comprehensive income (loss).............        627        421
  Less: Restricted stock awards.............................       (173)      (165)
                                                                -------    -------
          Total Shareholders' Equity........................      5,423      5,456
                                                                -------    -------
          Total Liabilities and Shareholders' Equity........    $12,541    $12,173
                                                                =======    =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                 2004       2003       2002
                                                                -------    -------    -------
Net sales...................................................    $12,074    $10,571    $ 8,831
Cost of sales...............................................      8,356      7,330      6,040
                                                                -------    -------    -------
       Gross profit.........................................      3,718      3,241      2,791
Selling, general and administrative expenses................      2,011      1,776      1,393
(Income) from planned disposition of a business.............          -          -        (16)
(Income) charge for litigation settlement, net..............        (30)       (72)       147
Goodwill impairment charge..................................        168         53          -
                                                                -------    -------    -------
       Operating profit.....................................      1,569      1,484      1,267
                                                                -------    -------    -------
Other income (expense), net:
  Impairment charge for investments.........................        (21)       (19)       (24)
  Other, net................................................        187         76        (42)
  Interest expense..........................................       (217)      (261)      (235)
                                                                -------    -------    -------
                                                                    (51)      (204)      (301)
                                                                -------    -------    -------
       Income from continuing operations before income taxes
          and minority interest.............................      1,518      1,280        966
Income taxes................................................        569        477        327
                                                                -------    -------    -------
       Income from continuing operations before minority
          interest..........................................        949        803        639
Minority interest...........................................         19         13          -
                                                                -------    -------    -------
       Income from continuing operations....................        930        790        639
(Loss) income from discontinued operations, net of income
  taxes.....................................................        (37)        16         43
Cumulative effect of accounting change, net.................          -          -        (92)
                                                                -------    -------    -------
       Net income...........................................    $   893    $   806    $   590
                                                                =======    =======    =======
Earnings per common share:
  Basic:
     Income from continuing operations......................      $2.09      $1.65      $1.32
     (Loss) income from discontinued operations, net of
       income taxes.........................................       (.08)       .03        .09
     Cumulative effect of accounting change, net............          -          -       (.19)
                                                                -------    -------    -------
     Net income.............................................      $2.01      $1.68      $1.22
                                                                =======    =======    =======
  Diluted:
     Income from continuing operations......................      $2.04      $1.61      $1.24
     (Loss) income from discontinued operations, net of
       income taxes.........................................       (.08)       .03        .08
     Cumulative effect of accounting change, net............          -          -       (.18)
                                                                -------    -------    -------
     Net income.............................................      $1.96      $1.64      $1.15
                                                                =======    =======    =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                            (IN MILLIONS)
                                                               2004      2003      2002
                                                              -------   -------   -------
Cash Flows From (For):
  Operating Activities:
     Net income.............................................  $   893   $   806   $   590
     Depreciation and amortization..........................      237       244       220
     Deferred income taxes..................................       91       179        64
     Loss (gain) on disposition of businesses, net..........       33       (89)        -
     Loss on early retirement of debt.......................        -         7         -
     (Gain) loss on disposition of investments, net.........      (92)      (40)       53
     European charges.......................................        -        54         -
     Cumulative effect of accounting change, net............        -         -        92
     Litigation settlement, net.............................      (30)      (72)      147
     Impairment charges:
       Investments..........................................       21        19        24
       Goodwill.............................................      168       142         -
     Other items, net.......................................      143       135        47
     Increase in receivables................................     (114)     (126)      (99)
     (Increase) decrease in inventories.....................     (138)       39        11
     Increase in accounts payable and accrued liabilities,
       net..................................................      242       123        76
                                                              -------   -------   -------
          Net cash from operating activities................    1,454     1,421     1,225
                                                              -------   -------   -------
  Financing Activities:
     (Decrease) increase in principally bank debt...........      (12)       46       375
     Payment of principally bank debt.......................      (28)     (135)   (1,179)
     Retirement of notes....................................     (266)     (452)        -
     Issuance of notes, net.................................      293         -     1,438
     Proceeds from settlement of swaps......................       55         -         -
     Purchase of Company common shares for:
       Retirement...........................................     (903)     (779)     (166)
       Long-term stock incentive award plan.................      (40)      (48)      (31)
     Issuance of Company common shares......................       58        37       598
     Cash dividends paid....................................     (302)     (286)     (268)
                                                              -------   -------   -------
          Net cash (for) from financing activities..........   (1,145)   (1,617)      767
                                                              -------   -------   -------
  Investing Activities:
     Capital expenditures...................................     (310)     (271)     (285)
     Purchases of marketable securities.....................     (349)     (377)     (582)
     Net proceeds from disposition of:
       Marketable securities................................      629       421       306
       Businesses...........................................      172       284        21
       Equity investment....................................        -        75         -
     Proceeds (purchases) of other investments, net.........       50        11       (51)
     Acquisition of businesses, net of cash acquired........      (16)     (239)     (736)
     Other, net.............................................      (15)      (32)       31
                                                              -------   -------   -------
          Net cash from (for) investing activities..........      161      (128)   (1,296)
                                                              -------   -------   -------
  Effect of exchange rates on cash and cash investments.....       29        52        59
                                                              -------   -------   -------
  Cash and Cash Investments:
     Increase (decrease) for the year.......................      499      (272)      755
     Cash at businesses held for sale.......................      (38)        -         -
     At January 1...........................................      795     1,067       312
                                                              -------   -------   -------
     At December 31.........................................  $ 1,256   $   795   $ 1,067
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                                        ACCUMULATED
                                                  PREFERRED          COMMON                                OTHER       RESTRICTED
                                                    SHARES           SHARES       PAID-IN   RETAINED   COMPREHENSIVE     STOCK
                                       TOTAL    ($1 PAR VALUE)   ($1 PAR VALUE)   CAPITAL   EARNINGS   INCOME (LOSS)     AWARDS
                                       ------   --------------   --------------   -------   --------   -------------   ----------
Balance, January 1, 2002.............  $3,958       $   -             $459        $1,381    $ 2,469        $(189)        $(162)
Net income...........................     590                                                   590
Cumulative translation adjustments...     239                                                                239
Unrealized loss on marketable
  securities, net of income tax
  credit of $9.......................     (14)                                                               (14)
Minimum pension liability, net of
  income tax credit of $34...........     (58)                                                               (58)
                                       ------
  Total comprehensive income.........     757
Shares issued........................   1,016                           38           978
Shares repurchased...................    (166)                          (8)         (158)
Cash dividends declared..............    (275)                                                 (275)
Sock-based compensation..............       4                                          6                                    (2)
                                       ------       -----             ----        ------    -------        -----         -----
Balance, December 31, 2002...........   5,294           -              489         2,207      2,784          (22)         (164)
Net income...........................     806                                                   806
Cumulative translation adjustments...     393                                                                393
Unrealized gain on marketable
  securities, net of income tax of
  $31................................      53                                                                 53
Minimum pension liability, net of
  income tax credit of $1............      (3)                                                                (3)
                                       ------
  Total comprehensive income.........   1,249
Shares issued........................      64                            5            59
Shares repurchased...................    (779)                         (35)         (744)
Settlement of stock-price
  guarantees.........................     (67)                                       (67)
Cash dividends declared..............    (291)                                                 (291)
Stock-based compensation.............     (14)                          (1)          (12)                                   (1)
                                       ------       -----             ----        ------    -------        -----         -----
Balance, December 31, 2003...........   5,456           -              458         1,443      3,299          421          (165)
Net income...........................     893                                                   893
Cumulative translation adjustments...     214                                                                214
Unrealized loss on marketable
  securities, net of income tax
  credit of $2.......................      (3)                                                                (3)
Minimum pension liability, net of
  income tax credit of $3............      (5)                                                                (5)
                                       ------
  Total comprehensive income.........   1,099
Shares issued, net...................      58                           20            38
Shares retired:
  Repurchased........................    (903)                         (31)         (872)
  Surrendered........................     (15)                                       (15)
Cash dividends declared..............    (312)                                                 (312)
Stock-based compensation.............      40                                         48                                    (8)
                                       ------       -----             ----        ------    -------        -----         -----
Balance, December 31, 2004...........  $5,423       $   -             $447        $  642    $ 3,880        $ 627         $(173)
                                       ======       =====             ====        ======    =======        =====         =====

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. In the first quarter of 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." In accordance with FIN 46R, the Company consolidates the assets, liabilities and results of operations of variable interest entities (as defined by FIN 46R) for which the Company is the primary beneficiary.

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

     Revenue Recognition. The Company recognizes revenue as title to products and risk of loss is transferred to customers or services are rendered, net of applicable provisions for discounts, returns and allowances. The Company generally recognizes customer program costs, including cooperative advertising and customer incentives, as a reduction to net sales. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

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

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and maintains related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances where a risk of default has been identified and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is maintained for customer incentive rebates and is generally based upon sales activity. Accounts and notes receivable are presented net of certain allowances (including allowances for doubtful accounts) of $82 million and $84 million at December 31, 2004 and 2003, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance and repair costs are charged against earnings as incurred.

     Customer Promotion Costs. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing arrangements, promotions and other volume-based incentives. In-store displays that are owned by the Company and used to market the Company's products are included in other assets in the consolidated balance sheets and are amortized

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A. ACCOUNTING POLICIES - (CONTINUED)

over the expected useful life of three years; related amortization expense is classified in selling expense in the consolidated statements of income.

     Depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $209 million, $192 million and $164 million in 2004, 2003 and 2002, respectively.

     Goodwill and Other Intangible Assets. On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill and other indefinite-lived intangible assets. The Company performs impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of the reporting units to the carrying value of the reporting units. Fair value is determined using a discounted cash flow method. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.

     Fair Value of Financial Instruments and Derivative Instruments. The carrying value of financial instruments reported in the consolidated balance sheets for current assets, current liabilities and long-term variable-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments (other than those accounted for using the equity method of accounting) is based principally on information from investment fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments is based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of non-current investments and long-term debt at December 31, 2004 was approximately $794 million and $4,027 million, as compared with the aggregate carrying value of $785 million and $4,188 million, respectively, and at December 31, 2003 such aggregate market value was approximately $956 million and $4,129 million, as compared with the aggregate carrying value of $980 million and $3,849 million, respectively.

     The Company has limited involvement with derivative financial instruments and does not use derivatives for trading purposes. The Company may use derivative financial instruments to manage exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of change.

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

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A. ACCOUNTING POLICIES - (CONTINUED)

Accordingly, options granted, modified or settled subsequent to January 1, 2003 are accounted for using the fair value method, and options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. In 2004 and 2003, 5,627,000 and 5,121,800 option shares, respectively, including restoration option shares, net of cancellations, were awarded and the related expense of $21 million and $3 million was included in the Company's consolidated statements of income for the years ended December 31, 2004 and 2003, respectively. The following table illustrates the pro forma effect on net income and earnings per common share as if the fair value method were applied to all previously issued stock options, in millions, except per common share amounts:

                                                          2004    2003    2002
                                                          -----   -----   -----
Net income, as reported.................................  $ 893   $ 806   $ 590
Add:
  Stock-based employee compensation expense included in
     reported net income, net of tax....................     48      41      21
Deduct:
  Stock-based employee compensation expense, net of
     tax................................................    (48)    (41)    (21)
  Stock-based employee compensation expense determined
     under the fair value based method for stock options
     granted prior to 2003, net of tax..................    (12)    (12)    (17)
                                                          -----   -----   -----
Pro forma net income....................................  $ 881   $ 794   $ 573
                                                          =====   =====   =====
Earnings per common share:
  Basic as reported.....................................  $2.01   $1.68   $1.22
  Basic pro forma.......................................  $1.98   $1.66   $1.18
  Diluted as reported...................................  $1.96   $1.64   $1.15
  Diluted pro forma.....................................  $1.93   $1.62   $1.12

     For SFAS No. 123 calculation purposes, the weighted average grant date fair values of option shares, including restoration options, granted in 2004, 2003 and 2002, were $10.36, $8.89 and $6.66, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate - 4.4%, 3.3% and 3.8%; dividend yield - 2.1%, 2.3% and 2.7%; volatility factor - 37%, 37% and 37%; and expected option life - 6 years, 7 years and 6 years.

     Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2004 presentation in the consolidated financial statements. The results of operations related to 2004 and 2003 dispositions of businesses and 2004 businesses held for sale have been reclassified and separately stated in the accompanying consolidated statements of income for 2004, 2003 and 2002. The assets and liabilities of these 2004 discontinued operations have not been reclassified in the accompanying consolidated balance sheet as of December 31, 2003 and related notes. In the Company's consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

     Recently Issued Accounting Pronouncements. In December 2004, the Emerging Issues Task Force ("EITF") Issue Summary No. 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share," became effective. EITF No. 04-08 would have required the Company to include 24 million shares in the calculation of diluted earnings per common share related to the Company's Zero Coupon Convertible Senior Notes due 2031 ("Notes"), with the add-back of the related interest expense to net income. In December 2004, the Company exchanged the Zero Coupon Convertible Senior Notes ("Old Notes") for Zero Coupon

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A. ACCOUNTING POLICIES - (CONCLUDED)

Convertible Senior Notes ("New Notes"). The New Notes have substantially the same terms as the Old Notes, except that upon conversion of the New Notes, the Company will pay the conversion price, up to the accreted value of the New Notes, in cash, and any value greater than the accreted value will be settled in cash or shares of Company common stock, at the option of the Company. At December 31, 2004, the Company included approximately one million shares in the calculation of diluted earnings per common share as the price of the Company common stock at December 31, 2004 exceeded the accreted value of the New Notes on an equivalent per share basis.

     In the first quarter of 2004, the Company adopted FASB Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires that a company that is the primary beneficiary of a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the company's financial statements. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123, ("SFAS No. 123R") "Accounting for Stock-Based Compensation," which supersedes Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. The Company will adopt SFAS No. 123R effective January 1, 2005 using the Modified Prospective Application ("MPA"). The MPA method does not require restatement of prior-year information and will require the Company to expense unvested stock options that were awarded prior to January 1, 2003 through their remaining vesting periods. The Company expects this additional expense to approximate $10 million in 2005. The Company has been using the fair value method for options granted, modified or settled subsequent to January 1, 2003. The Company is currently evaluating the impact that the other provisions of SFAS No. 123R will have on its consolidated financial statements.

B. DISCONTINUED OPERATIONS

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

     In the first quarter of 2004, the Company determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan of disposition. The Company originally estimated expected proceeds from the sale of these businesses to approximate $300 million. During 2004, the Company reduced its estimate of expected proceeds (recognizing pre-tax charges of $139 million ($151 million, after tax) for those businesses that are expected to be divested at a loss) for these operations as a result of lower-than-expected operating results as well as weaker-than-expected demand for the businesses that the Company is divesting. Any gains resulting from the dispositions are recognized as such transactions are completed. The Company expects aggregate net proceeds to approximate $250 million upon completion of the dispositions, of which $178 million (including $6 million of notes receivable) was received in 2004. The remaining dispositions are expected to be completed by March 31, 2005.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

B. DISCONTINUED OPERATIONS - (CONTINUED)

     During 2004, in separate transactions, the Company completed the sale of its Jung Pumpen, The Alvic Group, Alma Kuchen, E. Missel and SKS Group businesses in Europe. Jung Pumpen manufactures a wide variety of submersible and drainage pumps, The Alvic Group and Alma Kuchen manufacture kitchen cabinets, E. Missel manufactures acoustic insulation for baths and showers and SKS Group manufactures window shutters and ventilation systems; all of these businesses were included in discontinued operations. Total gross proceeds from the sale of these companies were $199 million, including cash of $193 million and notes receivable of $6 million. The Company recognized a pre-tax net gain (principally related to the sale of Jung Pumpen) on the disposition of these businesses of $106 million.

     Selected financial information for the 2004 and 2003 discontinued operations, during the period owned by the Company, is as follows for the years ended December 31, 2004, 2003 and 2002, in millions:

                                                              2004    2003   2002
                                                              -----   ----   ----
Net sales...................................................  $ 357   $563   $589
                                                              =====   ====   ====
Income (loss) from discontinued operations..................     29    (43)    64
Gain on disposal of discontinued operations, net............    106     89    -
Impairment charge for assets held for sale..................   (139)   -      -
                                                              -----   ----   ----
(Loss) income before income tax.............................     (4)    46     64
Income tax..................................................    (33)   (30)   (21)
                                                              -----   ----   ----
  (Loss) income from discontinued operations, net of income
     tax....................................................  $ (37)  $ 16   $ 43
                                                              =====   ====   ====

     Included in income tax above is income tax (credit) related to income
(loss) from discontinued operations of $9 million, $(7) million and $21 million in 2004, 2003, and 2002, respectively. (Loss) income before income tax above includes a non-cash, pre-tax goodwill impairment charge of $89 million for the year ended December 31, 2003.

     The unusual relationship between income tax and (loss) income before income tax (including the impairment charge for assets held for sale and the net gain on disposals) in 2004 results primarily from the expected loss providing no current tax benefit in the countries where the loss is anticipated to be incurred and from the expensing of deferred tax assets of the discontinued operations which are no longer expected to be realized. For 2004, the Company also recorded approximately $5 million of severance and termination benefit expenses related to the discontinued operations, included in (loss) income before income tax in the above table. In addition, the Company expects such costs totaling $1 million to be recognized in the first quarter of 2005.

     The impairment charge for assets held for sale primarily includes the write-down of goodwill of $61 million and fixed assets of $54 million for the year ended December 31, 2004.

     In 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group businesses. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has accounted for the businesses held for sale at December 31, 2004 as well as businesses which were sold in 2004 and 2003 as discontinued operations.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

B. DISCONTINUED OPERATIONS - (CONCLUDED)

     Total assets and liabilities of 2004 discontinued operations held for sale at December 31, 2004 consisted primarily of the following, in millions:

Cash........................................................  $ 38
Accounts receivable.........................................    40
Inventories.................................................    16
Property and equipment, net.................................    64
Goodwill....................................................     4
Other assets................................................     1
                                                              ----
  Total assets..............................................  $163
                                                              ====
Accounts payable............................................  $ 17
Accrued salaries, wages and related benefits................    21
Other accrued expenses......................................     6
                                                              ----
  Total liabilities.........................................  $ 44
                                                              ====

     The discontinued operations were previously included in each of the Company's segments, except the Installation and Other Services segment.

C. ACQUISITIONS

     During 2004, the Company acquired several relatively small installation services companies (Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these acquisitions was $10 million, and included cash of $8 million and assumed debt of $2 million.

     Certain recent purchase agreements provide for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock. Common shares that are contingently issuable at December 31, 2004 have been included in the computation of diluted earnings per common share for 2004. The Company paid an additional $31 million, including $8 million in cash, of acquisition-related consideration, contingent consideration and other purchase price adjustments in 2004, relating to previously acquired companies. The Company paid an additional $182 million of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments, in 2003, relating to previously acquired companies.

     During 2003, the Company acquired several relatively small businesses. The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price of these 2003 acquisitions was $63 million, and included cash of $57 million and assumed debt of $6 million.

     During 2002, the Company acquired several businesses. The aggregate net purchase price of these 2002 acquisitions was $1.2 billion, including cash of $699 million, assumed debt of $81 million and Company common stock valued at $399 million. The excess of the aggregate acquisition costs for these purchase acquisitions over the fair value of identifiable net assets acquired, totaling approximately $1 billion, represented acquired goodwill. The results of these 2002 acquisitions are included in the consolidated financial statements from the respective dates of acquisition. Had these companies been acquired effective January 1, 2002, pro forma unaudited consolidated net sales, income before

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

C. ACQUISITIONS - (CONCLUDED)

cumulative effect of accounting change, net income and diluted earnings per common share would have been as follows, in millions, except per common share amount:

                                                           TWELVE MONTHS ENDED
                                                            DECEMBER 31, 2002
                                                           -------------------
Net sales................................................        $9,670
Income before cumulative effect of accounting change,
  net....................................................        $  728
Net income...............................................        $  636
Diluted earnings per common share........................        $ 1.21

D. EUROPEAN CHARGES

     During 2003, the Company recorded a non-cash, pre-tax charge which reduced operating profit by approximately $35 million with respect to a United Kingdom business unit in the Decorative Architectural Products segment. The charge relates primarily to a business system implementation failure which allowed former management of the business unit to circumvent internal controls and artificially inflate the unit's operating profit in years prior to 2003. The Company also determined that goodwill related to this business unit was impaired and recorded an additional $5 million charge in 2003.

     Finally, the Company determined that the strategic plan for this business unit, relative to certain product offerings and customer focus, should be changed. This revision in operating strategy resulted in 2003 pre-tax charges aggregating approximately $15 million related principally to inventories and receivables.

     During 2003, the Company also detected that an employee at a United Kingdom business unit in the Plumbing Products segment had circumvented internal controls and overstated operating results by approximately $4 million in 2002. The Company completed its review of the business unit in the fourth quarter of 2003 and determined that no further adjustment was necessary.

     The Company implemented changes to its operational and financial structure in Europe which included: reorganizing its European business operations into product groups; the addition of group operating and financial personnel; training and evaluation related to internal controls and the expansion of internal audit involvement.

E. INVENTORIES

                                                                   (IN MILLIONS)
                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2004      2003
                                                                ------    ------
Finished goods..............................................    $  577    $  472
Raw material................................................       406       405
Work in process.............................................       149       142
                                                                ------    ------
     Total..................................................    $1,132    $1,019
                                                                ======    ======

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Cost in inventories includes purchased parts, materials, direct labor and applied manufacturing overhead.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

F. INVESTMENTS

FINANCIAL INVESTMENTS

     The Company maintains investments in marketable securities and a number of private equity funds principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other long-term assets are the following financial investments, in millions:

                                                                AT DECEMBER 31
                                                                ---------------
                                                                2004       2003
                                                                ----       ----
Marketable equity securities:
  Furniture Brands International............................    $100       $117
  Other.....................................................     163        275
Bond funds..................................................       -        125
Private equity funds........................................     308        332
Metaldyne Corporation.......................................      84         76
TriMas Corporation..........................................      46         25
Other investments...........................................       9          9
                                                                ----       ----
     Total..................................................    $710       $959
                                                                ====       ====

     The Company's investments in marketable equity securities and bond funds at December 31, 2004 and 2003 were as follows, in millions:

                                                               PRE-TAX
                                                       ------------------------
                                                       UNREALIZED    UNREALIZED    RECORDED
                                         COST BASIS      GAINS         LOSSES       BASIS
                                         ----------    ----------    ----------    --------
DECEMBER 31, 2004
Marketable equity securities.........       $227          $36          $   -         $263
Bond funds...........................       $  -          $ -          $   -         $  -
DECEMBER 31, 2003
Marketable equity securities.........       $361          $35          $  (4)        $392
Bond funds...........................       $115          $10          $   -         $125

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

     The Company's investments in private equity funds and other investments are carried at cost and are evaluated for impairment at each reporting period or when circumstances, including the maturity of the fund, indicate an impairment may exist. At December 31, 2004, the carrying value of the Company's investments in private equity funds exceeded the estimated market value, as determined by the fund managers, by approximately $14 million, which the Company considers to be a temporary difference.

     In November 2000, the Company reduced its common equity ownership in Metaldyne Corporation (formerly MascoTech, Inc.) through a recapitalization merger with an affiliate of Heartland Industrial Partners, L.P. The Company currently owns six percent of the common equity of Metaldyne. The Company also holds preferred stock of Metaldyne, which accrues dividends at the rate of 15 percent

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

F. INVESTMENTS - (CONCLUDED)

per year. In June 2002, Metaldyne sold approximately 66 percent of the fully diluted common equity of its TriMas Corporation subsidiary to Heartland Industrial Partners, L.P. The Company exercised its right to its proportionate share and acquired approximately six percent of TriMas Corporation common stock for $25 million. In November 2004, the Company acquired an additional investment in TriMas common stock from Metaldyne for an aggregate cost of $21 million. The Company has an approximate 10 percent ownership in TriMas Corporation common stock at December 31, 2004.

     Income (loss) from financial investments, net, is included in other, net, within other income (expense), net, and is summarized as follows, in millions:

                                                               2004    2003    2002
                                                               ----    ----    ----
Realized gains from marketable securities..................    $ 70    $ 38    $ 13
Realized losses from marketable securities.................     (20)    (15)    (52)
Dividend income from marketable securities.................      14      16       9
Income from other investments, net.........................      42      17       -
Dividend income from other investments.....................      13       9       8
Termination of interest ratelock...........................       -       -     (14)
                                                               ----    ----    ----
     Income (loss) from financial investments, net.........    $119    $ 65    $(36)
                                                               ====    ====    ====
Impairment charge:
  Marketable equity securities.............................    $(21)   $ (3)   $ (6)
  Private equity funds.....................................       -     (16)    (18)
                                                               ----    ----    ----
     Total.................................................    $(21)   $(19)   $(24)
                                                               ====    ====    ====

     In the fourth quarter of 2004, the Company recognized an impairment charge of $21 million related to the Company's investment in Furniture Brands International (NYSE: FBN). The FBN common stock, included in marketable equity securities, was received in June 2002 from the Company's investment in Furnishings International Inc. debt. Based on its review, the Company considers the decline in market value related to this investment to be other-than-temporary and recorded an impairment charge to reduce the cost basis from $30.25 per share to $25.05 per share; the aggregate carrying value after the adjustment is $100 million.

     During 2003, the Company recognized impairment charges aggregating $19 million related to investments in an equity security and private equity funds. In 2002, the Company recognized impairment charges of $24 million principally related to certain of its investments in private equity funds and other financial investments.

EQUITY INVESTMENTS

     In April 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited, a Canadian distributor of plumbing and related products with approximate 2002 sales of $860 million, for cash proceeds of $75 million. The sale resulted in a pre-tax gain of $5 million.

     In December 2002, the Company acquired an additional 37 percent ownership of Hansgrohe AG, a German manufacturer of plumbing-related products, resulting in a majority ownership of approximately 64 percent. Accordingly, the assets and liabilities of Hansgrohe AG have been included in the Company's consolidated financial statements at December 31, 2004 and 2003. For the year ended December 31, 2002, the Company recorded equity earnings from Hansgrohe AG; the Company began consolidating the majority interest in the operating results of Hansgrohe AG in January 2003.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

G. DERIVATIVES

     During 2003, the Company entered into interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. In 2004, the Company terminated two interest rate swaps relating to $850 million of fixed-rate debt. These swap agreements were accounted for as fair value hedges. The gain of approximately $45 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

     In early 2004, the Company entered into new interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt, which is expected to reduce interest expense, given current interest rates. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as a fair-value hedge, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. The average variable interest rates are based on LIBOR plus a fixed adjustment factor. The average effective rate on the interest rate swaps is 3.302%. At December 31, 2004, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The hedge is considered 100 percent effective; therefore, the market valuation of $24 million and $7 million at December 31, 2004 and 2003, respectively, is recorded in other assets with a corresponding increase to long-term debt in the Company's consolidated balance sheets at December 31, 2004 and 2003.

     The amount recognized as a reduction of interest expense was $22 million and $3 million for the years ended December 31, 2004 and 2003, respectively.

     At December 31, 2004, certain of the Company's European operations also entered into foreign currency forward contracts with notional amounts of $24 million, $29 million and $1 million to manage exposure to currency fluctuations in the United States dollar, Great Britain pound and various other currencies, respectively. At December 31, 2003, certain of the Company's European operations had entered into foreign currency forward contracts with notional amounts of $10 million and $7 million to manage exposure to currency fluctuations in the United States dollar and Great Britain pound, respectively. Based on year-end market prices, no asset or liability was recorded, as the forward price is substantially the same as the contract price. The counterparties to the Company's forward contracts are major financial institutions. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

H. PROPERTY AND EQUIPMENT

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Land and improvements.......................................  $  191   $  197
Buildings...................................................     980      979
Machinery and equipment.....................................   2,364    2,421
                                                              ------   ------
                                                               3,535    3,597
Less: accumulated depreciation..............................   1,263    1,258
                                                              ------   ------
     Total..................................................  $2,272   $2,339
                                                              ======   ======

     The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense from these leases, recorded in the consolidated statements of income, totaled

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

H. PROPERTY AND EQUIPMENT - (CONCLUDED)

approximately $144 million, $123 million and $132 million during 2004, 2003 and 2002, respectively. Future minimum lease payments at December 31, 2004 were approximately as follows: 2005 - $115 million; 2006 - $85 million; 2007 - $61 million; 2008 - $41 million; and 2009 and beyond - $113 million.

     The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded approximately $14 million of rental expense paid in 2004 to such related parties.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, by segment, are as follows, in millions:

                                     BALANCE                                      PRE-TAX                 BALANCE
                                     DEC. 31,                    DISCONTINUED    IMPAIRMENT               DEC. 31,
                                       2002     ADDITIONS (A)     OPERATIONS       CHARGE     OTHER (C)     2003
                                     --------   -------------   --------------   ----------   ---------   --------
Cabinets and Related Products......   $  586        $ 99            $ (51)         $   -        $ 74       $  708
Plumbing Products..................      460          17              (19)           (17)         57          498
Installation and Other Services....    1,693          14                -              -          (6)       1,701
Decorative Architectural
  Products.........................      426           -              (35)            (5)         12          398
Other Specialty Products...........    1,132          38                -            (31)         47        1,186
                                      ------        ----            -----          -----        ----       ------
  Total............................   $4,297        $168            $(105)         $ (53)       $184       $4,491
                                      ======        ====            =====          =====        ====       ======

                                     BALANCE                                      PRE-TAX                 BALANCE
                                     DEC. 31,                    DISCONTINUED    IMPAIRMENT               DEC. 31,
                                       2003     ADDITIONS (A)   OPERATIONS (B)     CHARGE     OTHER (C)     2004
                                     --------   -------------   --------------   ----------   ---------   --------
Cabinets and Related Products......   $  708        $  7            $ (64)         $ (56)       $ 49         $644
Plumbing Products..................      498           8                -            (25)         33          514
Installation and Other Services....    1,701          10                -              -          (1)       1,710
Decorative Architectural
  Products.........................      398           -                -            (62)          8          344
Other Specialty Products...........    1,186           8               (4)           (25)         31        1,196
                                      ------        ----            -----          -----        ----       ------
  Total............................   $4,491        $ 33            $ (68)         $(168)       $120       $4,408
                                      ======        ====            =====          =====        ====       ======

(A) Additions include acquisitions and contingent consideration for prior acquisitions of $8 million and $25 million, respectively, for 2004 and $45 million and $123 million, respectively, for 2003.

(B) During 2004, the Company reclassified the goodwill related to European businesses held as discontinued operations. The Company also recognized charges for those businesses expected to be divested at a loss; the charge included a write-down of goodwill of $64 million (including $3 million recognized at the time of a sale).

(C) Other principally includes foreign currency translation adjustments, reclassifications and purchase price adjustments related to the finalization of certain purchase price allocations.

     The Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2004 and 2003. This test indicated that other indefinite-lived intangible assets were not impaired; however, goodwill recorded for certain of the Company's European businesses was impaired principally due to the continuing weakness in certain European markets. The Company recognized a non-cash, pre-tax impairment charge of $168 million ($141 million, after tax) and $137 million ($113 million, after tax) for the years ended December 31, 2004 and 2003, respectively. In 2003, the Company also recorded a non-cash goodwill impairment charge of $5 million

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

I. GOODWILL AND OTHER INTANGIBLE ASSETS - (CONCLUDED)

related to a European business, as discussed in Note D. The pre-tax goodwill impairment charge related to the discontinued European operations was $89 million for the year ended December 31, 2003 and has been reclassified to discontinued operations.

     Other indefinite-lived intangible assets of $255 million at both December 31, 2004 and 2003 primarily include registered trademarks. The carrying value of the Company's definite-lived intangible assets was $71 million at December 31, 2004 (net of accumulated amortization of $65 million) and $89 million at December 31, 2003 (net of accumulated amortization of $53 million) and principally includes customer relationships and non-compete agreements, with a weighted average amortization period of ten years in 2004 and nine years in 2003. Amortization expense related to the definite-lived intangible assets was $20 million in 2004 and $25 million in both 2003 and 2002.

     At December 31, 2004, amortization expense related to the definite-lived intangible assets during each of the next five years was approximately as follows: 2005 - $16 million; 2006 - $12 million; 2007 - $9 million; 2008 - $8 million; and 2009 - $6 million.

J. OTHER ASSETS

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                              2004     2003
                                                              -----   -------
Financial investments (Note F)..............................  $710    $  959
In-store displays...........................................    95        99
Prepaid benefit cost........................................    44        24
Debenture expense...........................................    24        23
Notes receivable............................................    16        13
Other, net..................................................    81        77
                                                              ----    ------
  Total.....................................................  $970    $1,195
                                                              ====    ======

K. ACCRUED LIABILITIES

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Employee retirement plans...................................  $  223   $  187
Salaries, wages and commissions.............................     209      191
Insurance...................................................     183      157
Advertising and sales promotion.............................     136      128
Warranty....................................................     100       90
Dividends payable...........................................      81       76
Interest....................................................      73       75
Property, payroll and other taxes...........................      64       48
Income taxes................................................      59       15
Litigation..................................................      22       69
Other.......................................................      80      112
                                                              ------   ------
  Total.....................................................  $1,230   $1,148
                                                              ======   ======

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

L. LONG-TERM DEBT

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Notes and debentures:
  6.0  %, due May 3, 2004...................................  $ -      $  266
  6.75 %, due Mar. 15, 2006.................................     800      800
  4.625%, due Aug. 15, 2007.................................     300      300
  5.75 %, due Oct. 15, 2008.................................     100      100
  5.875%, due July 15, 2012.................................     850      850
  7.125%, due Aug. 15, 2013.................................     200      200
  6.625%, due Apr. 15, 2018.................................     114      114
  7.75 %, due Aug. 1, 2029..................................     296      296
  6.5  %, due Aug. 15, 2032.................................     300      300
Zero Coupon Convertible Senior Notes due 2031...............     823      798
Floating-Rate Notes, due 2007...............................     300     -
Notes payable to banks......................................    -        -
Other.......................................................     184      158
                                                              ------   ------
                                                               4,267    4,182
Less: current portion.......................................      80      334
                                                              ------   ------
  Total.....................................................  $4,187   $3,848
                                                              ======   ======

     All of the notes and debentures above are senior indebtedness and, other than bank notes and Zero Coupon Convertible Senior Notes, are nonredeemable.

     On March 9, 2004, the Company issued $300 million of floating-rate notes due 2007, resulting in net proceeds of $299 million. The interest rate is calculated based on the three-month LIBOR plus .25%; such rate averaged 1.8% for the year ended December 31, 2004.

     During 2004, the Company retired the remaining $266 million of 6% notes due May 2004.

     In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 ("Old Notes"), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In July 2002, holders of $26.4 million principal at maturity of Old Notes exercised their right to require the Company to repurchase, for $10.7 million cash, the accreted value of such Notes. On April 30, 2004, holders of $31,000 principal at maturity of Old Notes exercised their right to require the Company to repurchase such Notes for cash of $13,300, the accreted value of such Notes.

     In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 ("New Notes" or "Notes"). The Company exchanged the Notes as a result of EITF No. 04-08 that would have required the total number of shares underlying the Old Notes to be included in the calculation of diluted earnings per common share, whether or not the Old Notes were convertible according to their terms. The issue price of the New Notes was the equivalent of the accreted value of the Old Notes on the date of the exchange,

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

L. LONG-TERM DEBT - (CONTINUED)

or $438.54 per $1,000 principal amount at maturity, which continues to represent a yield to maturity of 3.125% compounded semi-annually. In addition, in consideration for exchanging the Old Notes, holders of the New Notes received an exchange fee of $1.25 per $1,000 principal amount at maturity of the New Notes, which approximated $2 million and was expensed through January 20, 2005. Following completion of the exchange offer, at December 31, 2004, over 99 percent of the Old Notes were exchanged for New Notes.

     The New Notes have substantially the same terms as the Old Notes, except for the form of consideration payable upon conversion. Upon conversion of the Old Notes, the Company would have delivered shares of its common stock at the applicable conversion rate. Upon conversion of the New Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. Similar to the Old Notes, the New Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 119%, declining by 1/3% each year thereafter, of the accreted value of the New Notes ($439.38 per $1,000 principal amount at maturity as of December 31, 2004) divided by the conversion rate of 12.7243 shares for each $1,000 principal amount at maturity of the New Notes or $41.09 per common share at December 31, 2004. The New Notes, like the Old Notes, also become convertible if the Company's credit rating is reduced to below investment grade, or if certain actions are taken by the Company.

     Similar to the Old Notes, the Company will not pay interest on the Notes prior to maturity except in certain circumstances, including possible contingent interest payments that are not expected to be material. Similar to the Old Notes, holders of the New Notes have the option (put option) to require that the New Notes be repurchased by the Company on January 20 of both 2005 and 2007; July 20, 2011; and every five years thereafter. On January 20, 2005, holders of $1.6 million of New Notes required the Company to repurchase such Notes for cash of $712,300, the accreted value of such Notes.

     Until January 25, 2007, the Company may redeem all, but not part, of the Notes at their accreted value, only if the closing price for the Company's common stock on the New York Stock Exchange exceeds the conversion price of the Notes by 130% for a specified period of time. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

     At December 31, 2004, the Company has a $2.0 billion 5-year Revolving Credit Agreement with a group of banks syndicated in the United States due and payable in November 2009. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based on various floating-rate options as selected by the Company. There were no borrowings under revolving credit agreements at December 31, 2004 and 2003.

     Certain debt agreements contain limitations on additional borrowings; at December 31, 2004, the Company had additional borrowing capacity, subject to availability, of up to $3.9 billion. Certain debt agreements also contain a requirement for maintaining a certain level of net worth; at December 31, 2004, the Company's net worth exceeded such requirement by approximately $1.7 billion.

     At December 31, 2004, the maturities of long-term debt during each of the next five years were approximately as follows: 2005 - $80 million; 2006 - $811 million; 2007 - $1,431 million (includes $823 million related to the Zero Coupon Notes, for the next put option); 2008 - $107 million; and 2009 - $10 million.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

L. LONG-TERM DEBT - (CONCLUDED)

     In December 2002, the Company replenished the amount of debt and equity securities issuable under its unallocated shelf registration statement with the Securities and Exchange Commission pursuant to which the Company was able to issue up to a combined $2 billion of debt and equity securities.

     Interest paid was $219 million, $282 million and $204 million in 2004, 2003 and 2002, respectively.

M. SHAREHOLDERS' EQUITY

     In December 2003, the Company's Board of Directors authorized the repurchase of up to 50 million shares of the Company's common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2002. At December 31, 2004, the Company had remaining authorization to repurchase up to 17 million shares of its common stock in open-market transactions or otherwise. Approximately 31 million, 35 million and 8 million common shares were repurchased and retired in 2004, 2003 and 2002, respectively, at a cost aggregating $903 million, $779 million and $166 million in 2004, 2003 and 2002, respectively.

     On the basis of amounts paid (declared), cash dividends per common share were $.66 ($.68) in 2004, $.58 ($.60) in 2003 and $.54 1/2 ($.55) in 2002,
respectively. In 2004, the Company increased its quarterly cash dividend by 12.5 percent to $.18 per common share from $.16 per common share.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The Company's total comprehensive income (loss) was as follows, in millions:

                                                             TWELVE MONTHS ENDED
                                                                 DECEMBER 31
                                                           ------------------------
                                                            2004      2003     2002
                                                           ------    ------    ----
Net income.............................................    $  893    $  806    $590
Other comprehensive income (loss):
  Cumulative translation adjustments, net of income tax
     effect............................................       214       393     239
  Unrealized (loss) gain on marketable securities, net
     of income tax effect..............................        (3)       53     (14)
  Minimum pension liability, net of income tax
     credit............................................        (5)       (3)    (58)
                                                           ------    ------    ----
     Total comprehensive income (loss).................    $1,099    $1,249    $757
                                                           ======    ======    ====

     The unrealized (loss) gain, net, on marketable securities is net of income tax (credit) of $(2) million and $31 million for 2004 and 2003, respectively. The minimum pension liability is net of income tax (credit) of $(3) million and $(1) million for 2004 and 2003, respectively.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

M. SHAREHOLDERS' EQUITY - (CONCLUDED)

     The components of accumulated other comprehensive income (loss) were as follows, in millions:

                                                                     AT
                                                                DECEMBER 31
                                                                ------------
                                                                2004    2003
                                                                ----    ----
Cumulative translation adjustments..........................    $670    $456
Unrealized gain on marketable securities, net...............      23      26
Minimum pension liability...................................     (66)    (61)
                                                                ----    ----
  Accumulated other comprehensive income (loss).............    $627    $421
                                                                ====    ====

     The unrealized gain on marketable securities, net is reported net of income tax of $13 million and $15 million at December 31, 2004 and 2003, respectively. The minimum pension liability is reported net of tax credit of $38 million and $35 million at December 31, 2004 and 2003, respectively.

     The realized gains, net, on marketable securities of $19 million and $13 million, net of tax effect, for 2004 and 2003, respectively, were included in determining net income and were reclassified from accumulated other comprehensive income (loss).

N. STOCK OPTIONS AND AWARDS

     The Company's 1991 Long Term Stock Incentive Plan (the "Plan") provides for the issuance of stock-based incentives in various forms. At December 31, 2004, outstanding stock-based incentives were primarily in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of compensation to non-employee Directors partially in Company common stock.

RESTRICTED LONG-TERM STOCK AWARDS

     Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company reacquires an equal number of shares on the open market.

     The following table summarizes the long-term stock awards granted, net of cancellations, for the three years ended December 31, 2004, shares in millions:

                                                              2004   2003   2002
                                                              ----   ----   ----
Stock award shares granted..................................    2      2      1
Weighted average grant date fair value (per share)..........  $28    $19    $23

     Compensation expense for the annual vesting of long-term stock awards was $39 million, $50 million (including $15 million of accelerated expense due to the unexpected passing of the Company's President and Chief Operating Officer), and $29 million in 2004, 2003 and 2002, respectively. The unvested stock awards, aggregating approximately $173 million (10 million common shares) and $165 million (10 million common shares) at December 31, 2004 and 2003, respectively, are included in shareholders' equity and are being expensed over the respective vesting periods, principally 10 years.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In 2004, 2003 and 2002, the Company issued stock appreciation rights ("SARs") to foreign employees with cash compensation linked to the value of 315,000 shares, 287,800 shares and 332,000 shares,

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

N. STOCK OPTIONS AND AWARDS - (CONTINUED)

respectively, of Company common stock. The Company also issued phantom stock awards linked to the value of 156,000 shares, 160,500 shares and 25,700 shares of Company common stock in 2004, 2003 and 2002, respectively. Compensation expense related to SARs and phantom stock awards for 2004, 2003 and 2002 was $17 million, $12 million and $3 million, respectively.

STOCK OPTIONS

     Fixed stock options are granted to key employees and non-employee Directors of the Company. The grant date exercise price equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning on the first or second anniversary from the date of grant and expire no later than 10 years after the grant date. Restoration stock options become exercisable six months from the date of grant.

     The following table summarizes the stock options granted for the three years ended December 31, 2004, shares in millions:

                                                    2004      2003      2002
                                                   -------   -------   -------
Stock option shares granted......................        4         4         5
Restoration stock option shares granted..........        2         1         1
Grant date exercise price range (per share)......  $26-$37   $23-$28   $20-$29

     The Company recorded $21 million and $3 million of stock option expense in the consolidated statements of income for the years ended December 31, 2004 and 2003, respectively, for stock options granted, modified or settled subsequent to January 1, 2003.

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 2004 is presented below, shares in millions:

                                                              2004   2003   2002
                                                              ----   ----   ----
Option shares outstanding, January 1........................   26     26     22
  Weighted average exercise price...........................  $22    $21    $21
Option shares granted, including restoration options........    6      5      6
  Weighted average exercise price...........................  $31    $27    $21
Option shares exercised.....................................    5      4      2
  Weighted average exercise price...........................  $20    $20    $19
Option shares canceled......................................    1      1     -
  Weighted average exercise price...........................  $23    $22    $20
Option shares outstanding, December 31......................   26     26     26
  Weighted average exercise price...........................  $25    $22    $21
  Weighted average remaining option term (in years).........    6      6      7
Option shares exercisable, December 31......................   10     10      9
  Weighted average exercise price...........................  $24    $22    $23

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

N. STOCK OPTIONS AND AWARDS - (CONCLUDED)

     The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2004, shares in millions:

          OPTION SHARES OUTSTANDING             OPTION SHARES EXERCISABLE
---------------------------------------------   --------------------------
                        WEIGHTED     WEIGHTED                   WEIGHTED
                         AVERAGE     AVERAGE                     AVERAGE
RANGE OF   NUMBER OF    REMAINING    EXERCISE    NUMBER OF      EXERCISE
 PRICES     SHARES     OPTION TERM    PRICE        SHARES         PRICE
--------   ---------   -----------   --------   ------------   -----------
 $14-20       10         5 Years       $19            4            $19
  21-27        4         6 Years        23            2             23
  28-30       11         7 Years        29            4             29
  31-37        1         3 Years        34            -             31
--------   ---------   -----------   --------   ------------   -----------
 $14-37       26         6 Years       $25           10            $24
========   =========   ===========   ========   ============   ===========

     At December 31, 2004, a total of 7,177,000 shares and 446,000 shares of Company common stock were available under the Plan and the 1997 Plan, respectively, for the granting of stock options or restricted long-term stock incentive awards.

O. EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory defined-contribution plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company's defined-benefit and defined-contribution plans were $55 million and $42 million in 2004, $68 million and $38 million in 2003 and $40 million and $34 million in 2002, respectively.

     Net periodic pension cost for the Company's qualified defined-benefit pension plans includes the following components for the three years ended December 31, 2004, in millions:

                                                               2004    2003    2002
                                                               ----    ----    ----
Service cost...............................................    $ 16    $ 16    $ 10
Interest cost..............................................      39      37      19
Expected return on plan assets.............................     (38)    (28)    (17)
Amortization of prior-service cost.........................       1       1       -
Amortization of net loss...................................       6       7       2
                                                               ----    ----    ----
  NET PERIODIC PENSION COST................................    $ 24    $ 33    $ 14
                                                               ====    ====    ====

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS - (CONTINUED)

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and funded status of the Company's qualified defined-benefit pension plans at December 31, in millions:

                                                                2004     2003
                                                                -----    -----
CHANGES IN PROJECTED BENEFIT OBLIGATION:
  Projected benefit obligation at January 1.................    $ 638    $ 562
  Service cost..............................................       16       15
  Interest cost.............................................       39       37
  Contributions.............................................        1        1
  Plan amendments...........................................        2        3
  Actuarial loss............................................       36       41
  Foreign currency exchange.................................       12       16
  Settlements...............................................       (3)      (4)
  Benefit payments..........................................      (29)     (33)
                                                                -----    -----
     PROJECTED BENEFIT OBLIGATION AT DECEMBER 31............    $ 712    $ 638
                                                                =====    =====
CHANGES IN FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at January 1....................    $ 421    $ 317
  Actual return on plan assets..............................       56       86
  Foreign currency exchange.................................        5        5
  Company contributions.....................................       66       47
  Participant contributions.................................        1        1
  Settlements...............................................       (3)      (4)
  Benefit payments..........................................      (27)     (31)
                                                                -----    -----
     FAIR VALUE OF PLAN ASSETS AT DECEMBER 31...............    $ 519    $ 421
                                                                =====    =====
FUNDED STATUS OF QUALIFIED DEFINED-BENEFIT PENSION PLANS:
  Plan assets (less than) projected benefit obligation at
     December 31............................................    $(193)   $(217)
  Unamortized net transition obligation.....................        1        1
  Unamortized prior-service cost............................        8        7
  Unamortized net loss......................................      140      127
                                                                -----    -----
     NET (LIABILITY) RECOGNIZED.............................    $ (44)   $ (82)
                                                                =====    =====

     The following represents amounts recognized in the Company's consolidated balance sheets at December 31, in millions:

                                                                2004     2003
                                                                -----    -----
Accrued benefit liability...................................    $(177)   $(172)
Prepaid benefit cost........................................       44       24
Intangible asset............................................        8        8
Accumulated other comprehensive income......................       81       58
                                                                -----    -----
     NET (LIABILITY) RECOGNIZED, AS ABOVE...................    $ (44)   $ (82)
                                                                =====    =====

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS - (CONTINUED)

     Information for qualified defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets is as follows at December 31, in millions:

                                                                2004    2003
                                                                ----    ----
Accumulated benefit obligation..............................    $644    $569
Fair value of plan assets...................................    $509    $409

     The projected benefit obligation is in excess of plan assets for all qualified defined-benefit pension plans.

PLAN ASSETS

     Following is a summary of the Company's qualified defined-benefit pension plan weighted average asset allocation at December 31:

                                                                2004    2003
                                                                ----    ----
Equity securities...........................................     86%     85%
Debt securities.............................................      5%     10%
Real estate.................................................     -       -
Other.......................................................      9%      5%
                                                                ----    ----
     Total..................................................    100%    100%
                                                                ====    ====

     The investment objectives of the Company's qualified defined-benefit pension plans are: 1) to invest the portfolio to earn a return, net of fees, greater than or equal to the expected long-term rate of return on plan assets;
2) to diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and 3) to maintain liquidity sufficient to meet Plan obligations. Target allocations are: equity securities (85%), debt securities (5%) and other investments (10%).

     Plan assets include approximately 1.4 million shares of Company common stock valued at $52 million and $39 million at December 31, 2004 and 2003, respectively.

CASH FLOWS

     The Company expects to contribute approximately $7 million to its qualified defined-benefit pension plans in 2005. The Company also expects to pay $6 million to participants of its non-qualified supplemental defined-benefit pension plans in 2005.

     The benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company's qualified defined-benefit pension plans, are as follows: 2005 - $28 million; 2006 - $29 million; 2007 - $36 million; 2008 - $31 million; 2009 - $33 million; and 2010-
2014 - $200 million. The benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company's non-qualified supplemental defined-benefit pension plans, are as follows:
2005 - $6 million; 2006 - $6 million; 2007 - $7 million; 2008 - $7 million;
2009 - $9 million; and 2010-2014 - $50 million.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS - (CONCLUDED)

     The major assumptions used in accounting for the Company's defined-benefit pension plans at December 31, 2004, 2003 and 2002 are as follows:

                                                           2004     2003     2002
                                                           -----    -----    -----
Discount rate for obligations..........................    5.75%    6.25%    6.75%
Expected return on plan assets.........................    8.5 %    8.5 %    8.5 %
Rate of compensation increase..........................    4.0 %    4.5 %    4.5 %
Discount rate for net periodic pension cost............    6.25%    6.75%    7.5 %

     The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based on the current asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense is January 1.

OTHER

     In addition to the Company's qualified defined-benefit pension plans, the Company has non-qualified unfunded supplemental defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified plans totaled $118 million and $125 million at December 31, 2004 and $109 million and $115 million at December 31, 2003, respectively. Net periodic pension cost for these plans was $17 million, $13 million and $10 million in 2004, 2003 and 2002, respectively.

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation approximated $6 million and $5 million at December 31, 2004 and 2003, respectively.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

P. SEGMENT INFORMATION

     The Company's reportable segments were as follows:

     Cabinets and Related Products - principally includes assembled and ready-to-assemble kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

     Plumbing Products - principally includes faucets; plumbing fittings and valves; showerheads and hand showers; bathtubs and shower enclosures; and spas.

     Installation and Other Services - principally includes the sale, installation and distribution of insulation and other building products.

     Decorative Architectural Products - principally includes paints and stains;
        and door, window and other hardware.

     Other Specialty Products - principally includes windows, window frame components and patio doors; electronic locksets; staple gun tackers, staples and other fastening tools; and hydronic radiators and heat convectors.

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

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

P. SEGMENT INFORMATION - (CONTINUED)

     The following table presents information about the Company by segment and geographic area, in millions:

                                     NET SALES (1)(2)(3)(4)(5)    OPERATING PROFIT (5)(9)(10)   ASSETS AT DECEMBER 31 (6)(11)
                                     --------------------------   ---------------------------   ------------------------------
                                      2004      2003      2002     2004      2003      2002       2004       2003       2002
                                     -------   -------   ------   -------   -------   -------   --------   --------   --------
The Company's operations by segment
  are:
    Cabinets and Related
      Products.....................  $ 3,289   $ 2,879   $2,644   $  496    $  441    $  367    $ 2,272    $ 2,353    $ 2,123
    Plumbing Products..............    3,057     2,684    2,068      370       343       341      2,356      2,160      1,952
    Installation and Other
      Services.....................    2,771     2,411    1,845      358       368       304      2,433      2,378      2,314
    Decorative Architectural
      Products.....................    1,610     1,449    1,292      269       210       307      1,086      1,089      1,292
    Other Specialty Products.......    1,347     1,148      982      233       178       193      2,224      2,195      2,062
                                     -------   -------   ------   ------    ------    ------    -------    -------    -------
        Total......................  $12,074   $10,571   $8,831   $1,726    $1,540    $1,512    $10,371    $10,175    $ 9,743
                                     =======   =======   ======   ======    ======    ======    =======    =======    =======
The Company's operations by
  geographic area are:
    North America..................  $ 9,879   $ 8,763   $7,686   $1,639    $1,433    $1,347    $ 7,145    $ 7,081    $ 6,995
    International, principally
      Europe.......................    2,195     1,808    1,145       87       107       165      3,226      3,094      2,748
                                     -------   -------   ------   ------    ------    ------    -------    -------    -------
        Total, as above............  $12,074   $10,571   $8,831    1,726     1,540     1,512     10,371     10,175      9,743
                                     =======   =======   ======
General corporate expense, net (7).............................     (194)     (115)     (101)
Gains on sale of corporate fixed assets, net...................        7         3         3
Income (charge) for litigation settlement, net (8).............       30        72      (147)
Expense related to accelerated benefits, net...................        -       (16)        -
                                                                  ------    ------    ------
Operating profit, as reported..................................    1,569     1,484     1,267
Other income (expense), net....................................      (51)     (204)     (301)
                                                                  ------    ------    ------
Income from continuing operations before income taxes and
  minority interest............................................   $1,518    $1,280    $  966
                                                                  ======    ======    ======
Corporate assets.............................................................................     2,007      1,998      2,307
Assets held for sale.........................................................................       163          -          -
                                                                                                -------    -------    -------
        Total assets.........................................................................   $12,541    $12,173    $12,050
                                                                                                =======    =======    =======

                                                                                         DEPRECIATION AND
                                                               PROPERTY ADDITIONS        AMORTIZATION (5)
                                                              ---------------------    --------------------
                                                              2004    2003    2002     2004    2003    2002
                                                              ----    ----    -----    ----    ----    ----
The Company's operations by segment are:
    Cabinets and Related Products...........................  $ 86    $ 54    $  69    $ 60    $ 56    $ 54
    Plumbing Products.......................................    69      77      176      68      62      45
    Installation and Other Services.........................    19      31       66      33      33      27
    Decorative Architectural Products.......................    36      35       46      18      22      20
    Other Specialty Products................................    87      81       73      37      32      28
                                                              ----    ----    -----    ----    ----    ----
                                                               297     278      430     216     205     174
    Unallocated amounts principally related to corporate
      assets................................................     6       7       17      18      17      24
    Assets of dispositions (acquisitions), net..............     7     (14)    (162)      -       -       -
                                                              ----    ----    -----    ----    ----    ----
        Total...............................................  $310    $271    $ 285    $234    $222    $198
                                                              ====    ====    =====    ====    ====    ====

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

P. SEGMENT INFORMATION - (CONCLUDED)

 (1) Included in net sales in 2004, 2003 and 2002 were export sales from the U.S. of $226 million, $184 million and $153 million, respectively.

 (2) Intra-company sales between segments represented approximately one percent of net sales in 2004, 2003 and 2002.

 (3) Includes net sales to one customer in 2004, 2003 and 2002 of $2,641 million, $2,457 million and $2,276 million, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

 (4) Net sales from the Company's operations in the U.S. were $9,629 million, $8,561 million and $7,479 million in 2004, 2003 and 2002, respectively.

 (5) Net sales, operating profit and depreciation and amortization for 2004, 2003 and 2002 exclude the results of businesses sold in 2004 and 2003, and those held for sale at December 31, 2004.

 (6) Long-lived assets of the Company's operations in the U.S. and Europe were $4,981 million and $2,017 million, $4,859 million and $2,130 million and $4,875 million and $1,848 million at December 31, 2004, 2003 and 2002, respectively.

 (7) General corporate expense includes those expenses not specifically attributable to the Company's business segments.

 (8) The income (charge) for litigation settlement relates to litigation discussed in Note T regarding the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

 (9) Included in segment operating profit for 2004 are goodwill impairment charges as follows: Cabinets and Related Products - $56 million; Plumbing Products - $25 million; Decorative Architectural Products - $62 million; and Other Specialty Products - $25 million. Included in segment operating profit for 2003 are goodwill impairment charges as follows: Plumbing Products - $17 million, Decorative Architectural Products - $5 million and Other Specialty Products - $31 million. The goodwill impairment charges were related to the Company's European businesses.

(10) Included in segment operating profit for 2002 is a pre-tax gain of $16 million related to certain long-lived assets in the Plumbing Products segment, which were previously written down in December 2000 as part of a plan for disposition.

(11) Segment assets at December 31, 2004 exclude the assets of businesses sold in 2004 and 2003, and those held for sale at December 31, 2004.

Q. OTHER INCOME (EXPENSE), NET

     Other, net, which is included in other income (expense), net, included the following, in millions:

                                                                2004    2003    2002
                                                                ----    ----    ----
Income from cash and cash investments.......................    $ 11    $ 8     $  8
Other interest income.......................................       6      8        6
Income (loss) from financial investments, net (Note F)......     119     65      (36)
Loss on early retirement of debt............................     -       (7)     -
Gain from sale of equity investment.........................     -        5      -
Equity earnings.............................................     -       -        14
Other items, net............................................      51     (3)     (34)
                                                                ----    ---     ----
  Total other, net..........................................    $187    $76     $(42)
                                                                ====    ===     ====

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Q. OTHER INCOME (EXPENSE), NET - (CONCLUDED)

     Other items, net in 2004, 2003 and 2002 include realized foreign currency exchange transaction gains (losses) of $26 million, $(4) million and $(3) million, respectively, as well as other miscellaneous items.

R. INCOME TAXES

                                                                        (IN MILLIONS)
                                                              2004      2003     2002
                                                             ------    ------    ----
Income from continuing operations before income taxes and
  minority interest:
     U.S. ...............................................    $1,408    $1,172    $827
     Foreign.............................................       110       108     139
                                                             ------    ------    ----
                                                             $1,518    $1,280    $966
                                                             ======    ======    ====
  Provision for income taxes on income from continuing
     operations before minority interest:
     Currently payable:
       U.S. Federal......................................    $  343    $  214    $220
       State and local...................................        55        44      29
       Foreign...........................................        80        19      25
     Deferred:
       U.S. Federal......................................        95       174      43
       Foreign...........................................        (4)       26      10
                                                             ------    ------    ----
                                                             $  569    $  477    $327
                                                             ======    ======    ====
  Deferred tax assets at December 31:
     Receivables.........................................    $   26    $   22
     Inventories.........................................        24        21
     Accrued liabilities.................................       126       146
     Long-term liabilities...............................        76        57
     Capital loss carryforward...........................        21        62
     Foreign tax credit carryforward.....................        50      -
     Other assets........................................        31        12
                                                             ------    ------
                                                                354       320
                                                             ------    ------
  Deferred tax liabilities at December 31:
     Property and equipment..............................       380       360
     Investment in foreign subsidiaries..................        38      -
     Intangibles.........................................       173       114
     Other...............................................        92        75
                                                             ------    ------
                                                                683       549
                                                             ------    ------
  Net deferred tax liability at December 31..............    $  329    $  229
                                                             ======    ======

     At December 31, 2004 and 2003, net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $175 million and $181 million, respectively, and net long-term deferred tax liabilities of $504 million and $410 million, respectively.

     During 2001, the Company recorded a non-cash charge for the write-down of certain investments that created a capital loss carryforward for tax purposes in 2002. The Company believes that the capital

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

R. INCOME TAXES - (CONCLUDED)

loss carryforward of $21 million ($60 million pre-tax) at December 2004 will be utilized before its expiration on December 31, 2007, principally through future income and gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets. As a result, a valuation allowance was not recorded at December 31, 2004 or 2003.

     Changes to the U.S. tax law enacted in the fourth quarter of 2004 significantly impacted the taxation of foreign earnings distributions. As a result, the Company made a dividend distribution of accumulated earnings from certain of its foreign subsidiaries of approximately $500 million in the fourth quarter of 2004. Such earnings had been permanently reinvested, pursuant to the provisions of the Accounting Principles Board Opinion No. 23, prior to the fourth quarter of 2004 under the Company's previous tax planning strategy to invest such earnings in operating and non-operating foreign investments.

     This dividend generated significant foreign tax credits that were used to offset the majority of the U.S. tax on the 2004 dividend and created a $50 million foreign tax credit carryforward at December 31, 2004. The Company believes that the foreign tax credit carryforward will be utilized before the newly enacted 10-year carryforward period expires on December 31, 2014, principally with identified potential sources of future income taxed in foreign jurisdictions at rates less than the present U.S. rate of 35 percent. Therefore, a valuation allowance was not recorded at December 31, 2004.

     Because the Company changed its position with respect to the repatriation of foreign earnings, the Company recorded a $38 million deferred tax liability in the fourth quarter of 2004, primarily related to the excess of its book basis over the tax basis of investments in foreign subsidiaries.

     The following is a reconciliation of the U.S. Federal statutory rate to the provision for income taxes on income from continuing operations before minority interest:

                                                                2004    2003    2002
                                                                ----    ----    ----
U.S. Federal statutory rate.................................     35%     35%     35%
State and local taxes, net of federal tax benefit...........      2       2       2
Lower taxes on foreign earnings.............................     (1)     (1)     (2)
Foreign goodwill impairment charges providing no tax
  benefit...................................................      2       1       -
Other, net..................................................     (1)      -      (1)
                                                                 --      --      --
  Effective tax rate........................................     37%     37%     34%
                                                                 ==      ==      ==

     Income taxes paid were approximately $406 million, $328 million and $302 million in 2004, 2003 and 2002, respectively.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

S. EARNINGS PER COMMON SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                                              2004    2003    2002
                                                              ----    ----    ----
Numerator (basic and diluted):
  Income from continuing operations.......................    $930    $790    $639
  (Loss) income from discontinued operations and gain,
     net..................................................     (37)     16      43
  Cumulative effect of accounting change, net.............     -       -       (92)
                                                              ----    ----    ----
  Net income..............................................    $893    $806    $590
                                                              ====    ====    ====
Denominator:
  Basic common shares (based on weighted average).........     445     479     485
  Add:
     Contingent common shares.............................       6       9      26
     Stock option dilution................................       5       3       3
                                                              ----    ----    ----
  Diluted common shares...................................     456     491     514
                                                              ====    ====    ====

     During 2004, holders of all 17,000 shares of the Company's convertible preferred stock converted their preferred stock to approximately 17 million shares of the Company's common stock. The convertible preferred shares carried substantially the same attributes as Company common stock and had been treated as if converted at a ratio of one share of preferred stock to 1,000 shares of common stock for basic and diluted earnings per common share computations.

     At December 31, 2004, the Company included approximately one million common shares related to the Zero Coupon Convertible Senior Notes ("Notes") in the calculation of diluted earnings per common share, as the price of the Company's common stock at December 31, 2004 exceeded the accreted value of the Notes.

     Additionally, 1.0 million common shares, 7.9 million common shares and 3.5 million common shares for 2004, 2003 and 2002, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price was greater than the Company's average common stock price during the respective years.

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

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

                                                                    2004
                                                        -----------------------------
                                                        WASHINGTON STATE    NATIONAL
                                                           SETTLEMENT      SETTLEMENT
                                                        ----------------   ----------
Balance at January 1..................................        $ 53            $10
  Payments on claims..................................         (13)            (1)
  Insurance proceeds..................................          (9)            (1)
  Adjustment of accrual...............................         (20)            -
                                                              ----            ---
Balance at December 31................................        $ 11            $ 8
                                                              ====            ===

     The deadlines for filing claims were September 2, 2003 for the National Settlement and January 17, 2004 for the Washington State Settlement.

     During 2004, the Company estimated the average cost per claim received related to the Washington State Settlement, and, as a result, estimated that the remaining unpaid claims and administration costs would be approximately $20 million less than estimated at December 31, 2003. Accordingly, the Company reduced the litigation accrual (recognizing income) by $20 million in 2004.

     Proceeds from insurance carriers are recognized as income when Behr and its carriers agree on such amounts. The Company expects that the evaluation, processing and payment of claims for both the Washington State Settlement and the National Settlement will be substantially completed by March 31, 2005.

     Early in 2003, a suit was brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia, alleging that certain practices violate provisions of federal and state antitrust laws. The plaintiff publicized the lawsuit with a press release and stated in that release that the Department of Justice was investigating the business practices of the Company's insulation installation companies. Although the Company was unaware of any investigation at that time, the Company was later advised that an investigation had been commenced but was subsequently closed without any enforcement action recommended. Two additional lawsuits were subsequently brought in Virginia making similar claims under the antitrust laws. Both of these lawsuits have since been dismissed without any payment or requirement for any change in business practices. During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco's competitors in the insulation installation business. Recently, the plaintiffs dismissed five of these lawsuits and, represented by the same counsel, filed another action in the same federal court, seeking class representation for all independent insulation contractors against the Company, a number of its insulation installation companies and certain of their suppliers. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws.

     In the fall of 2004, the Company learned that European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company's European manufacturing divisions and a number of other large businesses. As part of its recently broadened governance activities, the Company, with the assistance of its outside counsel, completed a review of the competition practices of its European divisions, including those in the plumbing and heating industries, and the Company is cooperating fully with the European governmental authorities. Several private antitrust lawsuits have recently been filed in the United States as putative class actions

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

against the Company and certain of the other companies being investigated relating to the defendants' plumbing operations. These appear to be an outgrowth of the investigations being conducted by European governmental authorities, and additional lawsuits involving the same subject matter may be filed. Based upon the advice of its outside counsel, the review of the competition practices of its European divisions referred to above and other factors, the Company believes that it will not incur material liability as a result of the matters that are the subject of these investigations or as a result of any such lawsuits.

WARRANTY

     Certain of the Company's products and product finishes and services are generally covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

     The following is a reconciliation of the Company's warranty liability, in millions:

                                                              2004   2003
                                                              ----   ----
Balance at January 1........................................  $ 90   $ 65
Accruals for warranties issued during the year..............    57     34
Accruals related to pre-existing warranties.................     9     23
Settlements made (in cash or kind) during the year..........   (48)   (35)
Discontinued operations.....................................    (3)   -
Other, net..................................................    (5)     3
                                                              ----   ----
Balance at December 31......................................  $100   $ 90
                                                              ====   ====

ACQUISITION-RELATED COMMITMENTS

     As part of the agreement relating to the Company's acquisition of an additional 37 percent ownership of Hansgrohe AG in December 2002, certain minority shareholders of Hansgrohe AG hold an option expiring in December 2007 to require the Company to purchase additional outstanding shares in Hansgrohe either with cash or common stock. The option value is based on Hansgrohe's operating results and, if exercised at December 31, 2004, would have approximated $23 million; if the option were settled in stock, the common shares to be issued at December 31, 2004 would have approximated 686,000.

     The Company, as part of certain recent acquisition agreements, provides for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company's common stock.

     STOCK PRICE GUARANTEES

     The Company continues to guarantee the value of 1.6 million shares of Company common stock at a stock price of $40 per share related to a 2001 divestiture, which matures April 30, 2005. The liability

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

for this guarantee, which approximated $6 million and $20 million at December 31, 2004 and 2003, respectively, has been recorded in accrued liabilities and is marked to market each reporting period.

     CONTINGENT PURCHASE PRICE

     As part of certain recent acquisition agreements, the Company has additional consideration payable in cash of approximately $14 million contingent on the operating performance of the acquired businesses.

INVESTMENTS

     With respect to the Company's investments in private equity funds, the Company had, at December 31, 2004, commitments to contribute up to $123 million of additional capital to such funds, under certain circumstances.

SHAREHOLDERS' EQUITY

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase.

     Participants in the Program financed their purchases with five-year full recourse personal loans, at a market interest rate, from a bank syndicate. Each participant is fully responsible at all times for repaying their bank loans when they become due and is personally responsible for 100 percent of any loss in the market value of the purchased stock, except that in the event of death, if the participant is in a loss position, the participant's estate may transfer the purchased stock to the Company and require the Company to assume responsibility for the loan. The Company has guaranteed repayment of the loans, for which the aggregate amount outstanding was approximately $47 million at December 31, 2004, only in the event of a default by a participant. As a further inducement for continued employment beyond the end of this five-year Program, each participant received, as part of the Program, a restricted stock award vesting over a ten-year period. All of these key employees, in order to participate in this Program, were also required to sign a one-year post-employment non-competition agreement with the Company businesses that employ them.

RESIDUAL VALUE GUARANTEES

     The Company has residual value guarantees resulting from operating leases primarily related to certain of the Company's trucks and other vehicles, in the Installation and Other Services segment. The operating leases are generally for a minimum term of 12 months and are renewable monthly after the first 12 months. At the end of the first 12 months, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related vehicles. The aggregate value of the residual value guarantees, assuming the fair value at lease termination is zero, was approximately $104 million at December 31, 2004.

OTHER MATTERS

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims against builders for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company generally provides reasonable and customary

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES - (CONCLUDED)

indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

U. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                   QUARTERS ENDED
                                          TOTAL    -----------------------------------------------
                                          YEAR     DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                         -------   -----------   ------------   -------   --------
2004:
Net sales..............................  $12,074     $3,034         $3,173      $3,061     $2,806
Gross profit...........................  $ 3,718     $  902         $  991      $  974     $  851
Income from continuing operations......  $   930     $  106         $  289      $  294     $  241
Net income.............................  $   893     $  105         $  359      $  261     $  168
Earnings per common share:
  Basic:
     Income from continuing
       operations......................  $  2.09     $  .24         $  .66      $  .66     $  .53
     Net income........................  $  2.01     $  .24         $  .82      $  .59     $  .37
  Diluted:
     Income from continuing
       operations......................  $  2.04     $  .23         $  .64      $  .65     $  .52
     Net income........................  $  1.96     $  .23         $  .80      $  .58     $  .36
2003:
Net sales..............................  $10,571     $2,768         $2,823      $2,628     $2,352
Gross profit...........................  $ 3,241     $  852         $  874      $  807     $  708
Income from continuing operations......  $   790     $  154         $  258      $  220     $  158
Net income.............................  $   806     $   92         $  319      $  229     $  166
Earnings per common share:
  Basic:
     Income from continuing
       operations......................  $  1.65     $  .33         $  .54      $  .46     $  .32
     Net income........................  $  1.68     $  .20         $  .67      $  .48     $  .34
  Diluted:
     Income from continuing
       operations......................  $  1.61     $  .32         $  .53      $  .44     $  .30
     Net income........................  $  1.64     $  .19         $  .65      $  .46     $  .32

     Income per common share amounts for the four quarters of 2004 and 2003 may not total to the per common share amounts for the years ended December 31, 2004 and 2003 due to the timing of common stock repurchases and the effect of contingently issuable common shares.

     Fourth quarter 2004 income from continuing operations and net income include a $141 million after-tax ($168 million pre-tax), non-cash goodwill impairment charge. Income from continuing operations and net income include after-tax income related to the Behr litigation settlement of $13 million ($21 million pre-tax), $4 million ($7 million pre-tax) and $1.5 million ($2 million pre-tax) in the first, second and third quarters of 2004, respectively. Net income for 2004 includes after-tax (loss) income, net related to discontinued operations of $(73) million ($(58) million pre-tax), $(33) million ($(32) million pre-tax), $70 million ($87 million pre-tax) and $(1) million ($(1) million pre-tax) in the first, second, third and fourth quarters of 2004, respectively.

     Income from continuing operations and net income in 2003 include after-tax income related to the Behr litigation settlement of $8 million ($13 million pre-tax), $36 million ($58 million pre-tax) and $.6 million ($1 million pre-tax) in the first, third and fourth quarters, respectively. Fourth quarter 2003 net income includes a $113 million after-tax ($137 million pre-tax), non-cash goodwill impairment charge, of which $71 million after-tax ($89 million pre-tax) was included in discontinued operations. Third quarter 2003 net income includes a $54 million after-tax ($91 million pre-tax) gain from the disposition of certain businesses. Third quarter 2003 income from continuing operations and net income also include adjustments of $42 million, after tax related to European accounting charges including a $5 million non-cash goodwill impairment charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this Report. The Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

     Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of the material weakness related to the Company's internal control over financial reporting discussed under Management's Report on Internal Control over Financial Reporting.

     In light of this material weakness, management performed extensive additional procedures to ensure that the Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Such procedures included preparing and reviewing key account reconciliations affected by the control deficiency as of December 31, 2004. Furthermore, extended inquiry and analytical procedures were performed by group oversight management. Management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America.

     (B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in Item 8. Financial Statements and Supplementary Data of this Report under the heading Management's Report on Internal Control over Financial Reporting, and the related report of our independent registered public accounting firm is included under the heading Report of Independent Registered Public Accounting Firm under the same Item.

     (C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Other than the events leading to the material weakness and actions taken thereon, noted in Item 8 under the heading Management's Report on Internal Control over Financial Reporting and Management's Remediation Plan, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company's Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company's website at www.masco.com. Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 28, 2005, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 28, 2005, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

     The Company has two equity compensation plans, the 1991 Long Term Stock Incentive Plan and the 1997 Non-Employee Directors Stock Plan. The following table sets forth information as of December 31, 2004 concerning the Company's two equity compensation plans, both of which were approved by stockholders. The Company does not have any equity compensation plans that are not approved by stockholders.

                                           NUMBER OF             WEIGHTED             NUMBER OF SECURITIES
                                        SECURITIES TO BE        AVERAGE PER         REMAINING AVAILABLE FOR
                                          ISSUED UPON         SHARE EXERCISE         FUTURE ISSUANCE UNDER
                                          EXERCISE OF            PRICE OF          EQUITY COMPENSATION PLANS
                                          OUTSTANDING           OUTSTANDING          (EXCLUDING SECURITIES
                                       OPTIONS, WARRANTS     OPTIONS, WARRANTS          REFLECTED IN THE
            PLAN CATEGORY                  AND RIGHTS           AND RIGHTS               FIRST COLUMN)
            -------------              -----------------     -----------------     -------------------------
Equity compensation plans approved by
  stockholders.......................      25,824,000             $24.51                   7,623,000

     The remaining information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 28, 2005, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 28, 2005, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed on or before April 28, 2005, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

        (2) Financial Statement Schedule.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2004, 2003 and 2002, consists of the following:

                   II. Valuation and Qualifying Accounts

        (3) Exhibits.

            3.i        Restated Certificate of Incorporation of Masco Corporation
                       and amendments thereto (6).
            3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
                       (6).
            4.a.i      Indenture dated as of December 1, 1982 between Masco
                       Corporation and Morgan Guaranty Trust Company of New York,
                       as Trustee (4), and Directors' resolutions establishing
                       Masco Corporation's: (i) 7 1/8% Debentures Due August 15,
                       2013 (7); (ii) 6.625% Debentures Due April 15, 2018 (7);
                       (iii) 5.75% Notes Due October 15, 2008 (7); and (iv) 7 3/4%
                       Debentures Due August 1, 2029 (filed herewith).
            4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
                       dated as of July 25, 1994 among Masco Corporation, Morgan
                       Guaranty Trust Company of New York and The First National
                       Bank of Chicago (filed herewith).
            4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
                       Masco Corporation and The First National Bank of Chicago
                       (filed herewith).
            4.b.i      Indenture dated as of February 12, 2001 between Masco
                       Corporation and J.P. Morgan Trust Company, National
                       Association (successor in interest to Bank One Trust
                       Company, National Association), as Trustee (2), and
                       Directors' Resolutions establishing Masco Corporation's: (i)
                       6 3/4% Notes Due March 15, 2006 (2); (ii) 5 7/8% Notes Due
                       July 15, 2012 (6); (iii) 4 5/8% Notes Due August 15, 2007
                       (6); (iv) 6 1/2% Notes Due August 15, 2032 (6); and (v)
                       Floating Rate Notes Due 2007 (filed herewith).
            4.b.ii     First Supplemental Indenture dated as of July 20, 2001 to
                       the Indenture dated February 12, 2001 by and among Masco
                       Corporation and J.P. Morgan Trust Company, National
                       Association (successor in interest to Bank One Trust
                       Company, National Association), as Trustee, relating to the
                       Company's Zero Coupon Convertible Senior Notes Due July 20,
                       2031 (3), Amendment No. 1 dated as of July 19, 2002 (5) and
                       Amendment No. 2 dated as of November 2, 2004 (9).

            4.b.iii    Second Supplemental Indenture between Masco Corporation and
                       J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon
                       Convertible Senior Note, Series B due 2031) (11).
            4.c        Rights Agreement dated as of December 6, 1995, between Masco
                       Corporation and The Bank of New York, as Rights Agent (2);
                       and Amendment No. 1 dated September 23, 1998 (2).
            4.d        U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco
                       Europe, S.a.r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global
                       Markets, Inc., as Joint Lead Arrangers and Joint Book
                       Runners and Citibank, N.A., as Syndication Agent, Sumitomo
                       Mitsui Banking Corporation, as Documentation Agent, and Bank
                       One, NA (Main Office Chicago), as Administrative Agent (10).
            NOTE:      Other instruments, notes or extracts from agreements
                       defining the rights of holders of long-term debt of Masco
                       Corporation or its subsidiaries have not been filed since
                       (i) in each case the total amount of long-term debt
                       permitted thereunder does not exceed 10 percent of Masco
                       Corporation's consolidated assets, and (ii) such
                       instruments, notes and extracts will be furnished by Masco
                       Corporation to the Securities and Exchange Commission upon request.
           10.a        Shareholders Agreement by and among MascoTech, Inc. (now
                       known as Metaldyne Corporation), Masco Corporation, Richard
                       Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000
                       (2).
            NOTE:      Exhibits 10.b through 10.p constitute the management
                       contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
           10.b        Masco Corporation 1991 Long Term Stock Incentive Plan (as
                       amended and restated February 10, 2004) (7).
           10.c        Forms of awards under the Masco Corporation 1991 Long Term
                       Stock Incentive Plan: Restricted Stock Award Agreement for
                       awards prior to January 1, 2005 (9) and for awards on and
                       after January 1, 2005 (12).
           10.d        Forms of awards under the Masco Corporation 1991 Long Term
                       Stock Incentive Plan: Restoration Stock Option (9).
           10.e        Forms of awards under the Masco Corporation 1991 Long Term
                       Stock Incentive Plan: Stock Option Grant (9).
           10.f        Forms of awards under the Masco Corporation 1991 Long Term
                       Stock Incentive Plan: Stock Option Grant for Non-Employee
                       Directors (9).
           10.g        Forms of Masco Corporation Supplemental Executive Retirement
                       and Disability Plan (filed herewith).
           10.h        Masco Corporation 2002 Annual Incentive Compensation Plan
                       (6).
           10.i        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
                       amended May 11, 2004) (8).
           10.j        Form of awards under the Masco Corporation 1997 Non-Employee
                       Directors Stock Plan: Restricted Stock Award Agreement (9).
           10.k        Form of awards under the Masco Corporation 1997 Non-Employee
                       Directors Stock Plan: Stock Option Grant (9).
           10.l        Other compensatory arrangements for executive officers
                       (filed herewith).

           10.m        Masco Corporation Executive Stock Purchase Program (1).
           10.n        Masco Corporation 2004 Restricted Stock Award Program (8).
           10.o        Compensation of Non-Employee Directors (filed herewith).
           10.p        Masco Corporation Retirement Benefit Restoration Plan dated
                       January 1, 1995, as amended October 1, 2004 (filed
                       herewith).
           12          Computation of Ratio of Earnings to Combined Fixed Charges
                       and Preferred Stock Dividends (filed herewith).
           21          List of Subsidiaries (filed herewith).
           23          Consent of PricewaterhouseCoopers LLP relating to Masco
                       Corporation's Consolidated Financial Statements and
                       Financial Statement Schedule (filed herewith).
           31.a        Certification by Chief Executive Officer required by Rule
                       13a-14(a)/15d-14(a) (filed herewith).
           31.b        Certification by Chief Financial Officer required by Rule
                       13a-14(a)/15d-14(a) (filed herewith).
           32          Certifications required by Rule 13a-14(b) or Rule 15d-14(b)
                       and Section 1350 of Chapter 63 of the United States Code
                       (filed herewith).

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

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(9) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 5, 2004.

(11) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated December 23, 2004.

(12) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated January 1, 2005.

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

March 16, 2005

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


PRINCIPAL EXECUTIVE OFFICER:

       /s/ RICHARD A. MANOOGIAN          Chairman of the Board, Chief
--------------------------------------     Executive Officer
         Richard A. Manoogian

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

         /s/ TIMOTHY WADHAMS             Senior Vice President and Chief
--------------------------------------     Financial Officer
           Timothy Wadhams

         /s/ DENNIS W. ARCHER            Director
--------------------------------------
           Dennis W. Archer

        /s/ THOMAS G. DENOMME            Director
--------------------------------------
          Thomas G. Denomme

           /s/ PETER A. DOW              Director
--------------------------------------
             Peter A. Dow

      /s/ ANTHONY F. EARLEY, JR.         Director                             March 16, 2005
--------------------------------------
        Anthony F. Earley, Jr.

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

          /s/ WAYNE B. LYON              Director
--------------------------------------
            Wayne B. Lyon

       /s/ MARY ANN VAN LOKEREN          Director
--------------------------------------
         Mary Ann Van Lokeren

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                               (IN MILLIONS)
                COLUMN A                   COLUMN B             COLUMN C             COLUMN D      COLUMN E
----------------------------------------  ----------    ------------------------    ----------    ----------
                                                               ADDITIONS
                                                        ------------------------
                                          BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                          BEGINNING     COSTS AND       OTHER                       END OF
              DESCRIPTION                 OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
----------------------------------------  ----------    ----------    ----------    ----------    ----------
                                                                         (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheet:
     2004...............................     $84           $19           $(6)          $(15)         $82
                                             ===           ===           ===           ====          ===
     2003...............................     $69           $23           $(2)          $ (6)         $84
                                             ===           ===           ===           ====          ===
     2002...............................     $56           $16           $ 4           $ (7)         $69
                                             ===           ===           ===           ====          ===

(a)  Allowance of companies acquired and companies disposed of, net.

(b) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER
--------
 3.i        Restated Certificate of Incorporation of Masco Corporation
            and amendments thereto (6).
 3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
            (6).
 4.a.i      Indenture dated as of December 1, 1982 between Masco
            Corporation and Morgan Guaranty Trust Company of New York,
            as Trustee (4), and Directors' resolutions establishing
            Masco Corporation's: (i) 7 1/8% Debentures Due August 15,
            2013 (7); (ii) 6.625% Debentures Due April 15, 2018 (7);
            (iii) 5.75% Notes Due October 15, 2008 (7); and (iv) 7 3/4%
            Debentures Due August 1, 2029 (filed herewith).
 4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
            dated as of July 25, 1994 among Masco Corporation, Morgan
            Guaranty Trust Company of New York and The First National
            Bank of Chicago (filed herewith).
 4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
            Masco Corporation and The First National Bank of Chicago
            (filed herewith).
 4.b.i      Indenture dated as of February 12, 2001 between Masco
            Corporation and J.P. Morgan Trust Company, National
            Association (successor in interest to Bank One Trust
            Company, National Association), as Trustee (2), and
            Directors' Resolutions establishing Masco Corporation's: (i)
            6 3/4% Notes Due March 15, 2006 (2); (ii) 5 7/8% Notes Due
            July 15, 2012 (6); (iii) 4 5/8% Notes Due August 15, 2007
            (6); (iv) 6 1/2% Notes Due August 15, 2032 (6); and (v)
            Floating Rate Notes Due 2007 (filed herewith).
 4.b.ii     First Supplemental Indenture dated as of July 20, 2001 to
            the Indenture dated February 12, 2001 by and among Masco
            Corporation and J.P. Morgan Trust Company, National
            Association (successor in interest to Bank One Trust
            Company, National Association), as Trustee, relating to the
            Company's Zero Coupon Convertible Senior Notes Due July 20,
            2031 (3), Amendment No. 1 dated as of July 19, 2002 (5) and
            Amendment No. 2 dated as of November 2, 2004 (9).
 4.b.iii    Second Supplemental Indenture between Masco Corporation and
            J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon
            Convertible Senior Note, Series B due 2031) (11).
 4.c        Rights Agreement dated as of December 6, 1995, between Masco
            Corporation and The Bank of New York, as Rights Agent (2);
            and Amendment No. 1 dated September 23, 1998 (2).
 4.d        U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco
            Europe, S.a.r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global
            Markets, Inc., as Joint Lead Arrangers and Joint Book
            Runners and Citibank, N.A., as Syndication Agent, Sumitomo
            Mitsui Banking Corporation, as Documentation Agent, and Bank
            One, NA (Main Office Chicago), as Administrative Agent (10).
 NOTE:      Other instruments, notes or extracts from agreements
            defining the rights of holders of long-term debt of Masco
            Corporation or its subsidiaries have not been filed since
            (i) in each case the total amount of long-term debt
            permitted thereunder does not exceed 10 percent of Masco
            Corporation's consolidated assets, and (ii) such
            instruments, notes and extracts will be furnished by Masco
            Corporation to the Securities and Exchange Commission upon request.
10.a        Shareholders Agreement by and among MascoTech, Inc. (now
            known as Metaldyne Corporation), Masco Corporation, Richard
            Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000
            (2).
 NOTE:      Exhibits 10.b through 10.p constitute the management
            contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.

EXHIBIT
 NUMBER
--------
10.b        Masco Corporation 1991 Long Term Stock Incentive Plan (as
            amended and restated February 10, 2004) (7).
10.c        Forms of awards under the Masco Corporation 1991 Long Term
            Stock Incentive Plan: Restricted Stock Award Agreement for
            awards prior to January 1, 2005 (9) and for awards on and
            after January 1, 2005 (12).
10.d        Forms of awards under the Masco Corporation 1991 Long Term
            Stock Incentive Plan: Restoration Stock Option (9).
10.e        Forms of awards under the Masco Corporation 1991 Long Term
            Stock Incentive Plan: Stock Option Grant (9).
10.f        Forms of awards under the Masco Corporation 1991 Long Term
            Stock Incentive Plan: Stock Option Grant for Non-Employee
            Directors (9).
10.g        Forms of Masco Corporation Supplemental Executive Retirement
            and Disability Plan (filed herewith).
10.h        Masco Corporation 2002 Annual Incentive Compensation Plan
            (6).
10.i        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
            amended May 11, 2004) (8).
10.j        Form of awards under the Masco Corporation 1997 Non-Employee
            Directors Stock Plan: Restricted Stock Award Agreement (9).
10.k        Form of awards under the Masco Corporation 1997 Non-Employee
            Directors Stock Plan: Stock Option Grant (9).
10.l        Other compensatory arrangements for executive officers
            (filed herewith).
10.m        Masco Corporation Executive Stock Purchase Program (1).
10.n        Masco Corporation 2004 Restricted Stock Award Program (8).
10.o        Compensation of Non-Employee Directors (filed herewith).
10.p        Masco Corporation Retirement Benefit Restoration Plan dated
            January 1, 1995, as amended October 1, 2004 (filed
            herewith).
12          Computation of Ratio of Earnings to Combined Fixed Charges
            and Preferred Stock Dividends (filed herewith).
21          List of Subsidiaries (filed herewith).
23          Consent of PricewaterhouseCoopers LLP relating to Masco
            Corporation's Consolidated Financial Statements and
            Financial Statement Schedule (filed herewith).
31.a        Certification by Chief Executive Officer required by Rule
            13a-14(a)/15d-14(a) (filed herewith).
31.b        Certification by Chief Financial Officer required by Rule
            13a-14(a)/15d-14(a) (filed herewith).
32          Certifications required by Rule 13a-14(b) or Rule 15d-14(b)
            and Section 1350 of Chapter 63 of the United States Code
            (filed herewith).

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

(3) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(5) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

(7) Incorporated by reference to the Exhibits filed with Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

(8) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(9) Incorporated by reference to the Exhibits filed with Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated November 5, 2004.

(11) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated December 23, 2004.

(12) Incorporated by reference to the Exhibits filed with Masco Corporation's Current Report on Form 8-K dated January 1, 2005.