Form 10-Q
period 2005-03-31
MASCO CORP /DE/
filed 2005-05-10
CIK 62996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

COMMISSION FILE NUMBER 1-5794

                                MASCO CORPORATION
               (Exact name of Registrant as Specified in Charter)

          DELAWARE                  1-5794                 38-1794485
          --------                  ------                 ----------
       (State or Other     (Commission File Number)     (IRS Employer
         Jurisdiction                                  Identification No.)
      of Incorporation)

       21001 VAN BORN ROAD, TAYLOR, MICHIGAN                 48180
       -------------------------------------                 -----
      (Address of Principal Executive Offices)             (Zip Code)

                                 (313) 274-7400
                                  -------------
               Registrant's telephone number, including area code

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [x] Yes  [ ] No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                              [x] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Shares Outstanding at May 1, 2005
                 -----                    ---------------------------------
Common stock, par value $1.00 per share              433,700,000

                                MASCO CORPORATION

                                      INDEX

                                                               PAGE NO.
                                                               --------
Part I.    Financial Information

  Item 1.   Financial Statements:

                Condensed Consolidated Balance Sheets -
                    March 31, 2005 and December 31, 2004            1

                Condensed Consolidated Statements of
                    Income for the Three Months Ended
                    March 31, 2005 and 2004                         2

                Condensed Consolidated Statements of
                    Cash Flows for the Three Months Ended
                    March 31, 2005 and 2004                         3

                Notes to Condensed Consolidated
                    Financial Statements                         4-11

  Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                      12-16

  Item 4.   Controls and Procedures                             17-18

Part II.   Other Information                                    19-20

  Item 1.   Legal Proceedings

  Item 2.   Unregistered Sales of Equity Securities and
                Use of Proceeds

  Item 6.   Exhibits

            Signature

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 2005 AND DECEMBER 31, 2004
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                   MARCH 31,   DECEMBER 31,
                                                      2005         2004
                                                   ---------   ------------
           ASSETS
Current assets:
     Cash and cash investments                     $     940   $      1,256
     Accounts and notes receivable, net                1,902          1,732
     Prepaid expenses and other                          269            282
     Inventories:
          Raw material                                   427            406
          Finished goods                                 590            577
          Work in process                                174            149
                                                   ---------   ------------
                                                       1,191          1,132
                                                   ---------   ------------
               Total current assets                    4,302          4,402

Property and equipment, net                            2,243          2,272
Goodwill                                               4,364          4,408
Other intangible assets, net                             321            326
Other assets                                             905          1,133
                                                   ---------   ------------
               Total assets                        $  12,135   $     12,541
                                                   =========   ============

          LIABILITIES
Current liabilities:
     Notes payable                                 $     882   $         80
     Accounts payable                                    892            837
     Accrued liabilities                               1,202          1,230
                                                   ---------   ------------
               Total current liabilities               2,976          2,147

Long-term debt                                         3,407          4,187
Deferred income taxes and other                          744            784
                                                   ---------   ------------
               Total liabilities                       7,127          7,118
                                                   ---------   ------------

Commitments and contingencies

          SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2005 - None; 2004 - None                              -              -
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2005 - 435,020,000; 2004 - 446,720,000              435            447
Paid-in capital                                          252            642
Retained earnings                                      4,029          3,880
Accumulated other comprehensive income                   512            627
Less:  Restricted stock awards                          (220)          (173)
                                                   ---------   ------------
               Total shareholders' equity              5,008          5,423
                                                   ---------   ------------
               Total liabilities and
                 shareholders' equity              $  12,135   $     12,541
                                                   =========   ============

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                               2005                  2004
                                              ------                ------
Net sales                                     $2,969                $2,806
Cost of sales                                  2,128                 1,955
                                              ------                ------
    Gross profit                                 841                   851

Selling, general and administrative expenses     500                   485
(Income) regarding litigation settlement          (2)                  (21)
                                              ------                ------

    Operating profit                             343                   387
                                              ------                ------

Other income (expense), net:
  Interest expense                               (59)                  (53)
  Other, net                                      37                    52
                                              ------                ------
                                                 (22)                   (1)
                                              ------                ------

    Income from continuing operations
      before income taxes and minority
      interest                                   321                   386
Income taxes                                     104                   140
                                              ------                ------
    Income from continuing operations before
      minority interest                          217                   246
Minority interest                                  5                     5
                                              ------                ------
    Income from continuing operations            212                   241

Income (loss) from discontinued operations,
  net of income taxes                             19                   (73)
                                              ------                ------

    Net income                                $  231                $  168
                                              ======                ======

Earnings per common share:
    Basic:
      Income from continuing operations       $  .49                $  .53
      Income (loss) from discontinued
        operations, net of income taxes          .05                  (.16)
                                              ------                ------
      Net income                              $  .53                $  .37
                                              ======                ======

    Diluted:
      Income from continuing operations       $  .48                $  .52
      Income (loss) from discontinued
        operations, net of income taxes          .04                  (.16)
                                              ------                ------
      Net income                              $  .52                $  .36
                                              ======                ======

Cash dividends per common share:
  Declared                                    $  .20                $  .16
                                              ======                ======
  Paid                                        $  .18                $  .16
                                              ======                ======

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (DOLLARS IN MILLIONS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                        2005        2004
                                                       ------      ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                       $  294      $  246
     (Increase) in receivables                           (163)       (236)
     (Increase) in inventories                            (72)        (73)
     Increase in accounts payable and accrued
       liabilities, net                                    60         161
                                                       ------      ------

          Total cash from operating activities            119          98
                                                       ------      ------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                       1           6
     Payment of debt                                      (28)        (16)
     Issuance of notes, net of issuance costs               -         299
     Retirement of notes                                    -          (5)
     Proceeds from settlement of swaps                      -          55
     Purchase of Company common stock for retirement     (465)       (422)
     Issuance of Company common stock                      10          10
     Cash dividends paid                                  (80)        (76)
                                                       ------      ------

          Total cash (for) financing activities          (562)       (149)
                                                       ------      ------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                 (58)        (55)
     Purchases of marketable securities                   (52)       (169)
     Proceeds from other investments, net                   9          13
     Proceeds from disposition of:
       Marketable securities                              112         109
       Businesses, net of cash disposed                    63           -
     Other, net                                             9          17
                                                       ------      ------

          Total cash from (for) investing activities       83         (85)
                                                       ------      ------

Effect of exchange rates on cash and cash
  investments                                               6          (3)
                                                       ------      ------

CASH AND CASH INVESTMENTS:
     Decrease for the quarter                            (354)       (139)
     Cash at businesses held for sale                       -         (32)
     At January 1 (including discontinued operations)   1,294         795
                                                       ------      ------

     At March 31                                       $  940      $  624
                                                       ======      ======

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements.

      Certain prior-year amounts have been reclassified to conform to the 2005 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months ended March 31, 2005 and 2004. In the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

      STOCK OPTIONS AND AWARDS. In December 2004, the FASB issued a revision to SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock-Based Compensation," which supersedes Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R and extended the implementation date to the beginning of a company's next fiscal year beginning after June 15, 2005. Based on the amended compliance dates, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company is currently evaluating which implementation method it will use and the impact the provisions of SFAS No. 123R will have on its consolidated financial statements. The Company has been using the fair value method for options granted, modified or settled subsequent to January 1, 2003. In the first quarter of 2005, 86,600 option shares, including restoration option shares, were awarded. The following table illustrates the pro forma effect on net income and earnings per common share for the three months ended March 31, 2005 and 2004, as if the fair value method were applied to all previously issued, outstanding and unvested stock options, in millions except per common share data:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 --------------------
                                                 2005            2004
                                                 ----            ----
Net income, as reported                          $231            $168
Add:
  Stock-based employee compensation expense
    included in reported net income, net of tax    13              10
Deduct:
  Stock-based employee compensation expense,
    net of tax                                    (13)            (10)
  Stock-based employee compensation expense
    determined under the fair value method
    for stock options granted prior to 2003,
    net of tax                                     (2)             (3)
                                                 ----            ----
Pro forma net income                             $229            $165
                                                 ====            ====

Earnings per common share:
  Basic as reported                              $.53            $.37
  Basic pro forma                                $.53            $.36

  Diluted as reported                            $.52            $.36
  Diluted pro forma                              $.52            $.35

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. In early 2005, in separate transactions, the Company disposed of its Gebhardt Consolidated and GMU Group businesses in Europe. Gebhardt Consolidated supplies ventilation products and GMU Group manufactures cabinets. Total gross proceeds from the sale of Gebhardt Consolidated and the GMU Group were $130 million; $89 million in cash proceeds was received during the first quarter of 2005 and the remaining $41 million was collected in early April 2005. The Company recognized a pre-tax net gain (included in discontinued operations) on the disposition of these businesses of $11 million, principally related to Gebhardt Consolidated. The assets and liabilities held for sale at December 31, 2004 of $163 million and $44 million, respectively, have been included in the other assets and deferred income taxes and other captions on the condensed consolidated balance sheet. Net proceeds from the dispositions completed in 2005 and 2004 aggregated $282 million.

      Selected financial information for discontinued operations, during the period owned by the Company, is as follows for the three months ended March 31, 2005 and 2004, in millions:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                   2005          2004
                                                   ----          ----
Net sales                                          $ 17          $ 95
                                                   ====          ====

Income from discontinued operations                $  3          $  6
Gain on disposal of discontinued operations, net     11            --
Impairment of assets held for sale                   --           (64)
                                                   ----          ----
Income (loss) before income taxes                    14           (58)

Income tax benefit (expense)                          5           (15)
                                                   ----          ----
  Income (loss) from discontinued operations,
    net of income taxes                            $ 19          $(73)
                                                   ====          ====

      The unusual relationship between income tax benefit and income (loss) before income taxes (including the net gain on disposal of discontinued operations) in 2005 results from the gain requiring no current tax expense and the reversal of deferred tax liabilities of the discontinued operations which are no longer expected to be incurred. The after-tax charge for the impairment of assets held for sale in the first quarter of 2004 was $76 million and included $12 million for the expensing of deferred tax assets of the discontinued operations.

C. The changes in the carrying amount of goodwill for the quarter ended March 31, 2005, by segment, are as follows, in millions:

                             BALANCE                                 BALANCE
                          DEC. 31, 2004  ADDITIONS(A)  OTHER(B)   MAR. 31, 2005
                          -------------  ------------  --------   -------------
Cabinets and Related
  Products                   $  644          $  --     $    (24)      $  620
Plumbing Products               514             --          (15)         499
Installation and Other
  Services                    1,710             --           --        1,710
Decorative Architectural
  Products                      344             --           (4)         340
Other Specialty Products      1,196             12          (13)       1,195
                             ------          -----     --------       ------
  Total                      $4,408          $  12     $    (56)      $4,364
                             ======          =====     ========       ======

(A) Additions include contingent consideration for prior acquisitions.

(B) Other principally includes foreign currency translation adjustments.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note C - concluded:

      Other indefinite-lived intangible assets include registered trademarks of $254 million at March 31, 2005. The carrying value of the Company's definite-lived intangible assets is $67 million at March 31, 2005 (net of accumulated amortization of $69 million) and principally includes customer relationships and non-compete agreements.

D. Depreciation and amortization expense is $62 million and $59 million for the three months ended March 31, 2005 and 2004, respectively.

E. The Company maintains investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other long-term assets are the following financial investments, in millions:

                                  MARCH 31,   DECEMBER 31,
                                    2005          2004
                                  ---------   ------------
Marketable securities:
  Furniture Brands International    $ 87          $100
  Other                               98           163
Private equity funds                 303           308
Metaldyne Corporation                 87            84
TriMas Corporation                    46            46
Other investments                      9             9
                                    ----          ----
  Total                             $630          $710
                                    ====          ====

      The Company's investments in marketable securities at March 31, 2005 and December 31, 2004 are as follows, in millions:

                                                 PRE-TAX
                                          ----------------------
                                          UNREALIZED  UNREALIZED  RECORDED
                              COST BASIS    GAINS       LOSSES      BASIS
                              ----------  ----------  ----------  --------
 March 31, 2005                  $193        $ 7      $      (15) $    185

 December 31, 2004               $227        $36      $       --  $    263

      The fair value of the Company's investments in temporarily-impaired marketable securities was $109 million; such investments have been in an unrealized loss position for less than twelve months at March 31, 2005.

      The Company has investments in 50 different marketable securities at March 31, 2005. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. The unrealized loss at March 31, 2005 is primarily related to one marketable security, Furniture Brands International (NYSE: FBN) common stock (four million shares). In the fourth quarter of 2004, the Company recognized an impairment charge of $21 million related to its investment in FBN and reduced the cost basis from $30.25 per share to $25.05 per share, the market value at December 31, 2004. Based on its review, the Company considers the unrealized loss at March 31, 2005, related to this investment, to be temporary.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

      Income from financial investments, included in other, net, within other income (expense), net, is as follows, in millions:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                 2005          2004
                                                 ----          ----
Realized gains from marketable securities        $ 27          $ 19
Realized losses from marketable securities         (1)           (3)
Dividend income from marketable securities          1             5
Income from other investments, net                 15            13
Dividend income from other investments              3             2
                                                 ----          ----
  Income from financial investments, net         $ 45          $ 36
                                                 ====          ====

F.    The Company's total comprehensive income is as follows, in millions:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                         2005          2004
                                         ----          ----
Net income                               $231          $168
Other comprehensive income (loss):
  Cumulative translation adjustments      (87)          (28)
  Unrealized (loss) gain on marketable
    securities, net                       (28)            9
                                         ----          ----

   Total comprehensive income            $116          $149
                                         ====          ====

      The unrealized (loss) gain, net on marketable securities is net of income tax (credit) of $(16) million and $6 million for the three months ended March 31, 2005 and 2004, respectively.

      The components of accumulated other comprehensive income are as follows, in millions:

                                          MARCH 31,   DECEMBER 31,
                                            2005          2004
                                          --------    ------------
Cumulative translation adjustments          $583          $670
Unrealized (loss) gain on marketable
  securities, net                             (5)           23
Minimum pension liability                    (66)          (66)
                                            ----          ----
  Accumulated other comprehensive income    $512          $627
                                            ====          ====

      The unrealized (loss) gain, net on marketable securities is reported net of income tax (credit) of $(3) million and $13 million at March 31, 2005 and December 31, 2004, respectively.

      The minimum pension liability is reported net of income tax credit of $38 million at both March 31, 2005 and December 31, 2004.

G. The Company owns 64 percent of Hansgrohe AG. The minority interest of $80 million at both March 31, 2005 and December 31, 2004 is recorded in the caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

H. The Company's effective tax rate for the three months ended March 31, 2005 was 32.4 percent compared with 36.3 percent for the same period in 2004. The decrease in the tax rate for the first quarter of 2005 compared to the first quarter of 2004 is principally due to the adjustment of estimated tax accruals, principally for actual tax results related to International operations. The Company estimates that its effective tax rate for the full-year 2005 should approximate 35 percent.

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans is as follows, in millions:

                                 THREE MONTHS ENDED
                                      MARCH 31,
                                 ------------------
                                 2005          2004
                                 ----          ----
Service cost                     $  4          $  3
Interest cost                      10             7
Expected return on plan assets    (10)           (6)
Amortization of net loss            2             2
                                 ----          ----
  Net periodic pension cost      $  6          $  6
                                 ====          ====

      Net periodic pension cost for the Company's non-qualified unfunded supplemental pension plans was $5 million and $4 million for the three months ended March 31, 2005 and 2004, respectively.

J. The following table presents information about the Company by segment and geographic area, in millions:

                                                    THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------
                                                  2005     2004    2005        2004
                                                 ------   ------   ----        ----
                                                   NET SALES(A)    OPERATING PROFIT
                                                 ---------------   ----------------
The Company's operations by
  segment were:
   Cabinets and Related Products                 $  838   $  779   $124        $109
   Plumbing Products                                760      739     79          96
   Installation and Other
     Services                                       693      630     80          81
   Decorative Architectural
     Products                                       371      370     59          64
   Other Specialty Products                         307      288     45          45
                                                 ------   ------   ----        ----
       Total                                     $2,969   $2,806   $387        $395
                                                 ======   ======   ====        ====

The Company's operations by
  geographic area were:
   North America                                 $2,405   $2,271   $326        $329
   International, principally
     Europe                                         564      535     61          66
                                                 ------   ------   ----        ----
       Total                                     $2,969   $2,806    387         395
                                                 ======   ======

General corporate expense, net                                      (46)        (36)
Income regarding litigation settlement (B)                            2          21
Gain on sale of corporate fixed assets                                -           7
                                                                   ----        ----
       Operating profit                                             343         387
Other income (expense), net                                         (22)         (1)
                                                                   ----        ----
       Income from continuing operations before
         income taxes and minority interest                        $321        $386
                                                                   ====        ====

(A)   Intra-segment sales were not material.

(B) The Company recorded income regarding the litigation discussed in Note M related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. Other, net, which is included in other income (expense), net, includes the following, in millions:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                   2005          2004
                                                   ----          ----
Income from cash and cash investments              $  6          $  2
Other interest income                                 1             2
Income from financial investments, net (Note E)      45            36
Other items, net                                    (15)           12
                                                   ----          ----
                                                   $ 37          $ 52
                                                   ====          ====

      Other items, net, for the first quarter of 2005 primarily include $13 million of currency translation losses. Other items, net, for the first quarter of 2004 include $6 million of currency translation gains.

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   ------------------
                                                   2005          2004
                                                   ----          ----
Numerator (basic and diluted):
  Income from continuing operations                $212          $241
  Income (loss) from discontinued operations,
    net of income tax                                19           (73)
                                                   ----          ----
  Net income, as reported                          $231          $168
                                                   ====          ====
Denominator:
  Basic common shares (based on weighted
    average)                                        434           457
  Add:
    Contingent common shares                          4             7
    Stock option dilution                             5             4
                                                   ----          ----
  Diluted common shares                             443           468
                                                   ====          ====

      At March 31, 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes ("Notes") in the calculation of diluted earnings per common share, as the price of the Company's common stock at March 31, 2005 did not exceed the equivalent accreted value of the Notes.

      Additionally, .4 million common shares and 3.1 million common shares for the three months ended March 31, 2005 and 2004, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price for those shares was greater than the Company's average common stock price during such periods.

      In the first quarter of 2005, the Company repurchased and retired approximately 13 million shares of Company common stock, for cash aggregating approximately $465 million. At March 31, 2005, the Company has approximately 47 million common shares remaining under the March 2005 Board of Directors repurchase authorization.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

M. The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

      As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington State Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr Process Corporation.

      The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

                                                  2005
                                     ------------------------------
                                     WASHINGTON STATE     NATIONAL
                                        SETTLEMENT       SETTLEMENT
                                     ----------------    ----------
Balance at January 1                       $ 11             $  8
Payments on claims                           (3)              (1)
Insurance proceeds                           (2)              --
                                           ----             ----
  Balance at March 31                      $  6             $  7
                                           ====             ====

      The Company expects that the evaluation, processing and payment of claims for both the Washington State Settlement and the National Settlement should be completed by June 30, 2005.

      As previously disclosed, several lawsuits have been brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia, alleging that certain practices violate provisions of federal and state antitrust laws. The Company believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws.

      As previously disclosed, European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company's European manufacturing divisions and a number of other large businesses. In addition, several private antitrust lawsuits have been filed in the United States against the Company and several other companies that are being investigated, which appears to be an outgrowth of the European investigations. The Company believes that it will not incur material liability as a result of the matters that are subject to these investigations or as a result of any such lawsuits.

N. The following is a reconciliation of the Company's warranty liability, in millions:

                                                            2005
                                                            ----
Balance at January 1                                        $100
Accruals for warranties issued during the quarter             13
Accruals related to pre-existing warranties                    1
Settlements made (in cash or kind) during the quarter        (13)
Other, net (including foreign exchange impact)                (1)
                                                            ----
  Balance at March 31                                       $100
                                                            ====

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004

                              SALES AND OPERATIONS

      The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                     THREE MONTHS ENDED
                                         MARCH 31,           PERCENT INCREASE
                                     ------------------      -----------------
                                      2005        2004         2005 VS. 2004
                                     ------      ------      -----------------
NET SALES:
  Cabinets and Related Products      $  838      $  779              8%
  Plumbing Products                     760         739              3%
  Installation and Other
    Services                            693         630             10%
  Decorative Architectural
    Products                            371         370             --%
  Other Specialty Products              307         288              7%
                                     ------      ------
    Total                            $2,969      $2,806              6%
                                     ======      ======

  North America                      $2,405      $2,271              6%
  International, principally Europe     564         535              5%
                                     ------      ------
    Total                            $2,969      $2,806              6%
                                     ======      ======

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                     ------------------
                                      2005        2004
                                     ------      ------
OPERATING PROFIT MARGINS: (A)
  Cabinets and Related Products       14.8%       14.0%
  Plumbing Products                   10.4%       13.0%
  Installation and Other
    Services                          11.5%       12.9%
  Decorative Architectural
    Products                          15.9%       17.3%
  Other Specialty Products            14.7%       15.6%

  North America                       13.6%       14.5%
  International, principally Europe   10.8%       12.3%
    Total                             13.0%       14.1%

    Operating profit margins, as
      reported                        11.6%       13.8%

(A) Before general corporate expense, net, of $46 million and income regarding the litigation settlement related to the Decorative Architectural Products segment of $2 million for the three months ended March 31, 2005. Before general corporate expense, net, of $36 million, gain on sale of corporate fixed assets of $7 million and income regarding the litigation settlement related to the Decorative Architectural Products segment of $21 million for the three months ended March 31, 2004.

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

                                    NET SALES

      Net sales for the three months ended March 31, 2005 increased six percent from the comparable period in 2004. Excluding results from acquisitions, net sales also increased six percent (including a one percent increase relating to the effect of currency translation). The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                      2005       2004
                                                    -------    -------
Net sales, as reported                              $ 2,969    $ 2,806
     Acquisitions                                        (5)        --
                                                    -------    -------

Net sales, excluding acquisitions                     2,964      2,806
     Currency translation                               (23)        --
                                                    -------    -------

Net sales, excluding acquisitions and the effect
  of currency translation                           $ 2,941    $ 2,806
                                                    =======    =======

      Net sales of Cabinets and Related Products increased eight percent in the first quarter of 2005 compared with 2004, primarily due to increased sales volume in the new construction markets as well as certain selling price increases. The results of this segment were negatively affected by lower-than-expected consumer spending impacting certain products sold through retail markets.

      Net sales of Plumbing Products increased three percent in the first quarter of 2005 compared with 2004, primarily due to the favorable impact of a weaker U.S. dollar which increased International net sales included in this segment as well as increased sales through the Company's wholesale distribution channel. Such increases principally offset sales declines in this segment due to lower-than-expected consumer spending impacting certain products sold through retail markets.

      Net sales of Installation and Other Services increased 10 percent in the first quarter of 2005 compared with 2004, primarily due to selling price increases, increased sales volume of non-insulation products and a continued strong new-housing market.

      Net sales of Decorative Architectural Products were flat in the first quarter of 2005 compared with 2004, primarily due to lower-than-expected consumer spending impacting certain products sold through retail markets.

      Net sales of Other Specialty Products increased seven percent in the first quarter of 2005 compared with 2004, primarily due to an increase in the sales volume of doors and windows to North American new construction markets.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales from North American and International operations for the first quarter of 2005 increased six percent and five percent, respectively, compared with the first quarter of 2004. North American sales were positively affected by increased sales volume of assembled cabinets, doors and windows and installation sales. Such increases principally offset sales declines due to lower-than-expected consumer spending impacting certain products sold through retail markets. In the first quarter of 2005, International sales continued to be positively affected by a weaker U.S. dollar, principally against the Euro, which increased International net sales by four percent.

                                OPERATING MARGINS

      The Company's gross profit margins were 28.3 percent for the first quarter of 2005 compared with 30.3 percent for the comparable period in 2004. Selling, general and administrative expenses as a percentage of sales were 16.8 percent for the first quarter of 2005 and 17.3 percent for the comparable period of the prior year. Operating profit in the first quarters of 2005 and 2004 also benefited from $2 million and $21 million, respectively, of income regarding the Behr litigation settlement. First quarter 2005 results were adversely affected by lower-than-expected consumer spending impacting certain of the Company's products sold through retail markets, product mix, as well as recent increases in commodity, energy and freight costs, much of which have not yet been recovered due to the lag in implementing selling price increases to customers.

      Operating profit margins for the Cabinets and Related Products segment for the first quarter of 2005 were 14.8 percent compared with 14.0 percent in the first quarter of 2004, and reflect the positive impact of increased sales volume and selling prices as well as operational improvements made throughout 2004.

      Operating profit margins for the Plumbing Products segment were 10.4 percent in the first quarter of 2005 compared with 13.0 percent in the first quarter of 2004, primarily due to relatively higher International sales with lower margins, increased commodity costs and a product mix shift to lower-margin products in North America.

      Operating profit margins for the Installation and Other Services segment were 11.5 percent in the first quarter of 2005 compared with 12.9 percent in the first quarter of 2004. The operating profit margin decline in this segment is primarily attributable to material cost increases as well as increased sales and installation of generally lower-margin, non-insulation products.

      Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities was constrained during 2004 and this situation has continued into 2005. The high level of demand for fiberglass insulation, as a result of the continued strength of the new residential construction market, has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist and is working with its diverse supplier base to secure the appropriate amount of material. At the current time, the Company believes that it will be able to do so, but if the Company cannot obtain the required amount of material, this could have a negative impact on its operations.

      Operating profit margins for the Decorative Architectural Products segment were 15.9 percent for the first quarter of 2005 compared with 17.3 percent in the first quarter of 2004. The decline in operating margin is primarily due to increased material costs as well as lower-than-expected sales volumes of paints and stains.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating profit margins for the Other Specialty Products segment were
14.7 percent in the first quarter of 2005 compared with 15.6 percent in the first quarter of 2004 and reflect increased commodity costs and lower results of the European operations included in this segment.

      The Company's operating profit margins, as reported, were 11.6 percent for the first quarter of 2005 compared with 13.8 percent for the first quarter of 2004. Excluding the income regarding litigation settlement of $2 million and $21 million in 2005 and 2004, respectively, operating profit margins were 11.5 percent for the first quarter of 2005 compared with 13.0 percent for the first quarter of 2004.

                           OTHER INCOME (EXPENSE), NET

      Other, net, for the first quarter of 2005 includes $26 million of net realized gains from the sale of marketable securities, dividend income of $4 million and $15 million of income, net, regarding other investments. Other, net, also includes currency translation losses of $13 million for the first quarter of 2005.

      Other, net, for the first quarter of 2004 includes $16 million of net realized gains from the sale of marketable securities, dividend income of $7 million and $13 million of income, net regarding other investments. Other, net, also includes currency translation gains of $6 million for the first quarter of 2004.

      Interest expense for the first quarter of 2005 increased $6 million to $59 million compared with $53 million in the first quarter of 2004, primarily due to the effect of increasing interest rates.

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

      Income and diluted earnings per common share from continuing operations for the first quarter of 2005 were $212 million and $.48 per common share compared with $241 million and $.52 per common share for the comparable period of 2004. The Company's effective tax rate for the three months ended March 31, 2005 was 32.4 percent compared with 36.3 percent for the same period in 2004. The decrease in the tax rate for the first quarter of 2005 compared to the first quarter of 2004 is principally due to the adjustment of estimated tax accruals, principally for actual tax results related to International operations. The Company estimates that its effective tax rate for the full-year 2005 should approximate 35 percent.

                           OTHER FINANCIAL INFORMATION

      The Company's current ratio was 1.4 to 1 and 2.1 to 1 at March 31, 2005 and December 31, 2004, respectively, due to the reclassification of $800 million of 6.75% notes that will become due and payable on March 15, 2006.

      For the three months ended March 31, 2005, cash of $119 million was provided by operating activities. Cash used for financing activities was $562 million, including $80 million for cash dividends paid, $465 million for the acquisition and retirement of Company common stock in open-market transactions and $27 million for the net payment of debt. Cash provided by financing activities includes $10 million from the issuance of Company common stock, primarily for the exercise of stock options. Net cash provided by investing activities was $83 million, primarily including $63 million of net proceeds from the disposition of businesses and $69 million from the net sale of financial investments. Cash used for investing activities also includes $58 million for capital expenditures.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      First quarter 2005 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable compared with December 31, 2004.

      The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note M to the Condensed Consolidated Financial Statements discusses specific claims pending against the Company.

      The Company believes that its present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

      The Company experienced significant commodity cost increases during 2004, which reduced gross margins. Higher commodity costs experienced in 2004 have continued into 2005 and have impacted 2005 first quarter results. The Company has already implemented and continues to implement additional selling price increases on a number of its products, and believes that by the second half of 2005, many of these commodity cost increases should be largely offset by such price increases.

      The Company believes that the impact of the delay in offsetting these recent cost increases with increased selling prices, and the shortage of certain materials will negatively impact earnings in the first half of 2005. This impact has been reflected in the Company's guidance.

      The Company continues to believe that it will achieve further organic sales growth in 2005, and, based on current business trends, believes that it will achieve mid-single-digit organic growth in 2005 despite being negatively affected by a slowdown in its retail markets.

      The Company expects its 2005 results to be impacted by share repurchases (13 million common shares repurchased in the first quarter of 2005), modest margin improvement in the second half of the year reflecting selling price increases and anticipated income from the sale of financial investments.

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

                                MASCO CORPORATION

ITEM 4.                      CONTROLS AND PROCEDURES

   a. Evaluation of Disclosure Controls and Procedures.

      The Company's principal executive officer and principal financial officer have concluded, based on an evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2005, the Company's disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

   b. Changes in Internal Control Over Financial Reporting.

      In connection with the evaluation required by paragraph (d) of Exchange Rules 13a-15 or 15d-15 that occurred during the Company's last fiscal quarter, management identified a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

      A material weakness was disclosed in the Company's 2004 Annual Report on Form 10-K. The material weakness originated when, during the integration of two business units, the Company had not maintained effective controls over the conversion of certain accounting functions.

      In the 2004 Annual Report on Form 10-K we identified various steps that had been or were in the process of being taken with respect to the previously disclosed material weakness. As a result of the steps that have been taken, we have remediated this material weakness. The steps we have taken and additional steps we are also taking to improve internal controls with respect to this business unit are:

      - All significant accounts impacted by the control lapse have been properly reconciled.

      - The unvouchered payables account is being manually monitored, and timely adjustments are being made on a monthly basis. In addition, an information systems consultant has been retained to address technical information systems issues to enable systematic and timely reconciliation of unvouchered payables. Upon implementation, this solution will replace the current manual process.

      - A number of the staff training and process improvement initiatives at the business unit that had been identified have been implemented and the remaining initiatives are in the process of being implemented. These initiatives generally are intended to streamline and standardize processing of accounts payable.

      - Business unit management has filled one of three identified financial management positions and is actively recruiting for the other two positions.

      - Group controller monitoring activities have been expanded to include the performance of extended review procedures over key account reconciliations and significant journal entries on a quarterly basis. This review was completed for the first fiscal quarter of 2005.

      - The group president has expanded and reinforced the need for timeliness and transparency of communication around significant financial and business matters between the business unit and group oversight management.

                                MASCO CORPORATION

ITEM 4.                      CONTROLS AND PROCEDURES

      - The Company is in the process of extending the risk management framework of its information technology risk management program to major business change initiatives (such as business integrations) at all of the Company's business units. In addition, as part of the Company's actions to improve controls over significant change initiatives at all business units, management implemented during the first quarter a process to identify planned and actual significant business changes, a screening process to evaluate their risk, and a review process to evaluate control design associated with the change. The subject business unit was included in the changes implemented during the first quarter and will be included as the risk management framework is implemented throughout the Company.

      We believe that the controls as modified are appropriate and are designed and operating effectively for the achievement of financial reporting objectives.

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Information regarding legal proceedings involving the Company is set forth in Note M to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2005, in millions except average price paid per common share data:

                                             Total Number of    Maximum Number of
                                             Shares Purchased    Shares That May
               Total Number  Average Price     as Part of       Yet Be Purchased
                of Shares      Paid Per     Publicly Announced   Under the Plans
   Period      Purchased(A)  Common Share   Plans or Programs      or Programs
-------------  ------------  -------------  ------------------  -----------------
1/1/05-
1/31/05              3          $35.99              2                  15

2/1/05-
2/28/05              4          $35.35              4                  11

3/1/05-
3/31/05              7          $34.06              7                  47
                    --                             --

 Total for
  the quarter       14          $34.72             13                  47

(A) Includes one million shares (i) surrendered for the exercise of stock options or (ii) withheld for the payment of taxes upon vesting of stock awards.

In March 2005, the Company's Board of Directors authorized the repurchase of up to an additional 50 million shares of the Company's common stock in open market transactions or otherwise, which replaced the December 2003 authorization. At the date of the new repurchase authorization, the Company had seven million shares remaining under the 2003 authorization.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS

            12- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

            31a- Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

            31b- Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

            32- Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                MASCO CORPORATION

                      PART II. OTHER INFORMATION, CONCLUDED

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MASCO CORPORATION

                                            By: /s/ Timothy Wadhams
                                                --------------------------------
                                            Name:  Timothy Wadhams
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

May 10, 2005

                                MASCO CORPORATION

                                  EXHIBIT INDEX

   EXHIBIT

Exhibit 12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32 Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code