Form 10-Q
period 2005-06-30
MASCO CORP /DE/
filed 2005-08-04
CIK 62996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

COMMISSION FILE NUMBER 1-5794

                                MASCO CORPORATION
               (Exact name of Registrant as Specified in Charter)

          DELAWARE                       1-5794                 38-1794485
          --------                       ------                 ----------
(State or Other Jurisdiction    (Commission File Number)       (IRS Employer
      of Incorporation)                                     Identification No.)

  21001 VAN BORN ROAD, TAYLOR, MICHIGAN                            48180
  -------------------------------------                            -----
(Address of Principal Executive Offices)                        (Zip Code)

                                 (313) 274-7400
                                 --------------
               Registrant's telephone number, including area code

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

                                                             [X] Yes   [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Shares Outstanding at August 1, 2005
              -----                       ------------------------------------
Common stock, par value $1.00 per share              430,400,000

                                MASCO CORPORATION

                                      INDEX

                                                         PAGE NO.
                                                         --------
Part I.   Financial Information

  Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets -
                   June 30, 2005 and December 31, 2004        1

               Condensed Consolidated Statements of
                   Income for the Three Months and Six
                   Months Ended June 30, 2005 and 2004        2

               Condensed Consolidated Statements of
                   Cash Flows for the Six Months Ended
                   June 30, 2005 and 2004                     3

               Notes to Condensed Consolidated
                   Financial Statements                    4-13

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 14-19

  Item 4.  Controls and Procedures                           20

Part II.  Other Information                               21-22

  Item 1.  Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and
               Use of Proceeds

  Item 4.  Submission of Matters to a Vote of Security
               Holders

  Item 6.  Exhibits

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       JUNE 30, 2005 AND DECEMBER 31, 2004
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                JUNE 30,   DECEMBER 31,
                                                  2005         2004
                                                --------   -----------
          ASSETS
Current assets:
     Cash and cash investments                  $ 1,538      $ 1,256
     Accounts and notes receivable, net           1,956        1,732
     Prepaid expenses and other                     269          282
     Inventories:
          Raw material                              434          406
          Finished goods                            618          577
          Work in process                           172          149
                                                -------      -------
                                                  1,224        1,132
                                                -------      -------
               Total current assets               4,987        4,402

Property and equipment, net                       2,205        2,272
Goodwill                                          4,307        4,408
Other intangible assets, net                        317          326
Other assets                                        835        1,133
                                                -------      -------
               Total assets                     $12,651      $12,541
                                                =======      =======
          LIABILITIES
Current liabilities:
     Notes payable                              $   875      $    80
     Accounts payable                               951          837
     Accrued liabilities                          1,206        1,230
                                                -------      -------
               Total current liabilities          3,032        2,147

Long-term debt                                    3,876        4,187
Deferred income taxes and other                     764          784
                                                -------      -------
               Total liabilities                  7,672        7,118
                                                -------      -------
Commitments and contingencies

          SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share
     Authorized shares: 1,000,000; issued:
     2005 - None; 2004 - None                        --           --
Common shares, par value $1 per share
     Authorized shares: 1,400,000,000; issued:
     2005 - 431,230,000; 2004 - 446,720,000         431          447
Paid-in capital                                     133          642
Retained earnings                                 4,217        3,880
Accumulated other comprehensive income              406          627
Less:  Restricted stock awards                     (208)        (173)
                                                -------      -------
               Total shareholders' equity         4,979        5,423
                                                -------      -------
               Total liabilities and
                 shareholders' equity           $12,651      $12,541
                                                =======      =======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 ------------------    ------------------
                                                  2005       2004       2005       2004
                                                 -------    -------    -------    -------
Net sales                                        $ 3,348    $ 3,061    $ 6,317    $ 5,867
Cost of sales                                      2,363      2,087      4,491      4,042
                                                 -------    -------    -------    -------
      Gross profit                                   985        974      1,826      1,825

Selling, general and administrative expenses         515        504      1,015        989
(Income) regarding litigation settlement              (3)        (7)        (5)       (28)
                                                 -------    -------    -------    -------

      Operating profit                               473        477        816        864
                                                 -------    -------    -------    -------
Other income (expense), net:
   Interest expense                                  (57)       (52)      (116)      (105)
   Other, net                                         16         41         53         93
                                                 -------    -------    -------    -------
                                                     (41)       (11)       (63)       (12)
                                                 -------    -------    -------    -------
      Income from continuing operations before
        income taxes and minority interest           432        466        753        852

Income taxes                                         153        167        257        307
                                                 -------    -------    -------    -------
      Income from continuing operations
        before minority interest                     279        299        496        545
Minority interest                                      5          5         10         10
                                                 -------    -------    -------    -------
      Income from continuing operations              274        294        486        535

Income (loss) from discontinued operations,
  net of income taxes                                 --        (33)        19       (106)
                                                 -------    -------    -------    -------

      Net income                                 $   274    $   261    $   505    $   429
                                                 =======    =======    =======    =======

Earnings per common share:
      Basic:
        Income from continuing operations        $   .65    $   .66    $  1.14    $  1.19
        Income (loss) from discontinued
          operations, net of income taxes             --       (.08)       .04       (.24)
                                                 -------    -------    -------    -------
            Net income                           $   .65    $   .59    $  1.18    $   .95
                                                 =======    =======    =======    =======
      Diluted:
        Income from continuing operations        $   .64    $   .65    $  1.11    $  1.16
        Income (loss) from discontinued
          operations, net of income taxes             --       (.07)       .04       (.23)
                                                 -------    -------    -------    -------
            Net income                           $   .64    $   .58    $  1.16    $   .93
                                                 =======    =======    =======    =======

Cash dividends per common share:
      Declared                                   $   .20    $   .16    $   .40    $   .32
                                                 =======    =======    =======    =======
      Paid                                       $   .20    $   .16    $   .38    $   .32
                                                 =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                              (DOLLARS IN MILLIONS)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                        ----------------
                                                         2005      2004
                                                        ------    ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
     Cash provided by operations                        $  659    $  715
     (Increase) in receivables                            (288)     (348)
     (Increase) in inventories                            (126)     (174)
     Increase in accounts payable and accrued
       liabilities, net                                    174       291
                                                        ------    ------

          Total cash from operating activities             419       484
                                                        ------    ------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Increase in debt                                        1       120
     Payment of debt                                       (36)      (20)
     Issuance of notes, net of issuance costs              494       299
     Issuance of Company common stock                       24        22
     Retirement of notes                                    --      (266)
     Proceeds from settlement of swaps                      --        55
     Purchase of Company common stock                     (607)     (719)
     Cash dividends paid                                  (167)     (149)
                                                        ------    ------

          Total cash (for) financing activities           (291)     (658)
                                                        ------    ------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                                 (126)     (124)
     Purchases of marketable securities                    (90)     (242)
     Proceeds from marketable securities                   192       300
     Proceeds from disposition of:
       Other investments, net                               15        22
       Businesses, net of cash disposed                    103        --
     Acquisition of companies, net of cash acquired         (5)      (13)
     Other, net                                             19        18
                                                        ------    ------

          Total cash from (for) investing activities       108       (39)
                                                        ------    ------

Effect of exchange rates on cash and cash
  investments                                                8       (10)
                                                        ------    ------
CASH AND CASH INVESTMENTS:
     Increase (decrease) for the period                    244      (223)
     Cash at businesses held for sale                       --       (45)
     At January 1 (including discontinued operations)    1,294       795
                                                        ------    ------
     At June 30                                         $1,538    $  527
                                                        ======    ======

           See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2005 and the results of operations for the three months and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004. The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements.

      Certain prior-year amounts have been reclassified to conform to the 2005 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for 2005 and 2004. In the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

      STOCK OPTIONS AND AWARDS. In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 123 ("SFAS No. 123R"), "Accounting for Stock-Based Compensation," which supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R and extended the implementation date to the beginning of a company's next fiscal year beginning after June 15, 2005. Based on the amended compliance dates, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company is currently evaluating which implementation method it will use and the impact the provisions of SFAS No. 123R will have on its consolidated financial statements. The Company has been using the fair value method for options granted, modified or settled subsequent to January 1, 2003. In the first half of 2005, 4,113,040 option shares, including restoration option shares, were awarded. The following table illustrates the pro forma effect on net income and earnings per common share for the three months and six months ended June 30, 2005 and 2004, as if the fair value method were applied to all previously issued, outstanding and unvested stock options, in millions except per common share data:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                               -----------------        ---------------
                                 2005      2004          2005      2004
                                 ----      ----         -----      ----
Net income, as reported          $274      $261         $ 505      $429
Add:
  Stock-based employee
    compensation expense
    included in reported
    net income, net of tax         11        10            24        20
Deduct:
  Stock-based employee
    compensation expense,
    net of tax                    (11)      (10)          (24)      (20)
  Stock-based employee
    compensation expense
    determined under the fair
    value method for stock
    options granted prior to
    2003, net of tax               (1)       (3)           (3)       (6)
                                 ----      ----         -----      ----
Pro forma net income             $273      $258         $ 502      $423
                                 ====      ====         =====      ====
Earnings per common share:
  Basic as reported              $.65      $.59         $1.18      $.95
  Basic pro forma                $.64      $.58         $1.17      $.94

  Diluted as reported            $.64      $.58         $1.16      $.93
  Diluted pro forma              $.63      $.57         $1.15      $.92

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. In early 2005, in separate transactions, the Company disposed of its Gebhardt Consolidated and GMU Group businesses in Europe. Gebhardt Consolidated supplies ventilation products and GMU Group manufactures cabinets. Total gross proceeds from the sale of Gebhardt Consolidated and the GMU Group were $130 million; $89 million in cash proceeds was received during the first quarter of 2005 and the remaining $41 million was collected in early April 2005. The Company recognized a pre-tax net gain (included in discontinued operations) on the disposition of these businesses of $11 million, principally related to Gebhardt Consolidated. The assets and liabilities held for sale at December 31, 2004 of $163 million and $44 million, respectively, have been included in the other assets and deferred income taxes and other captions on the condensed consolidated balance sheet. Net proceeds from the dispositions completed in 2005 and 2004 aggregated $281 million. In the second quarter of 2005, the Company recognized an additional $1 million of expenses, primarily related to professional fees incurred for the disposition of businesses, which was offset by income related to the adjustment of prior accruals for severance and termination benefits.

      Selected financial information for discontinued operations, during the period owned by the Company, is as follows for the three months and six months ended June 30, 2005 and 2004, in millions:

                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                   JUNE 30,              JUNE 30,
                              ------------------     ----------------
                              2005         2004      2005       2004
                              -----        -----     -----      -----
Net sales                     $  --        $ 108     $  17      $ 203
                              =====        =====     =====      =====

Income from discontinued
  operations                  $   1        $  12     $   4      $  18
(Loss) gain on disposal of
  discontinued operations,
  net                            (1)          --        10         --
Impairment of assets held
  for sale                       --          (44)       --       (108)
                              -----        -----     -----      -----
Income (loss) before income
  taxes                          --          (32)       14        (90)
Income tax benefit (expense)     --           (1)        5        (16)
                              -----        -----     -----      -----
  Income (loss) from
    discontinued operations,
    net of income taxes       $  --        $ (33)    $  19      $(106)
                              =====        =====     =====      =====

      The unusual relationship between income tax benefit and income before income taxes (including the net gain on disposal of discontinued operations) in 2005 results from the gain requiring no current tax expense and the reversal of deferred tax liabilities of the discontinued operations which are no longer expected to be incurred. The after-tax charge for the impairment of assets held for sale of $120 million included $12 million for the expensing of deferred tax assets of the discontinued operations for the six months ended June 30, 2004.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

C. The changes in the carrying amount of goodwill for the six-month period ended June 30, 2005, by segment, are as follows, in millions:

                            BALANCE                                   BALANCE
                         DEC. 31, 2004   ADDITIONS(A)   OTHER(B)   JUNE 30, 2005
                         -------------   ------------   --------   -------------
Cabinets and Related
  Products                   $  644        $  --         $ (50)       $  594
Plumbing Products               514           --           (33)          481
Installation and Other
  Services                    1,710            4            --         1,714
Decorative Architectural
  Products                      344           --            (5)          339
Other Specialty Products      1,196           12           (29)        1,179
                             ------        -----         -----        ------
  Total                      $4,408        $  16         $(117)       $4,307
                             ======        =====         =====        ======

(A) Additions include several relatively small acquisitions in the Installation and Other Services segment and contingent consideration for prior acquisitions.

(B) Other principally includes foreign currency translation adjustments.

      Other indefinite-lived intangible assets include registered trademarks of $254 million at June 30, 2005. The carrying value of the Company's definite-lived intangible assets is $63 million at June 30, 2005 (net of accumulated amortization of $73 million) and principally includes customer relationships and non-compete agreements. Amortization expense for definite-lived intangible assets was $4 million and $9 million for the three months and six months ended June 30, 2005, respectively, and $5 million and $10 million for the three months and six months ended June 30, 2004, respectively.

D. Depreciation and amortization expense is $123 million and $118 million for the six months ended June 30, 2005 and 2004, respectively.

E. The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other assets are the following financial investments, in millions:

                                  JUNE 30,  DECEMBER 31,
                                    2005        2004
                                  --------  ------------
Marketable securities:
  Furniture Brands International    $ 86       $100
  Other                               68        163
Private equity funds                 297        308
Metaldyne Corporation                 89         84
TriMas Corporation                    46         46
Other investments                     10          9
                                    ----       ----
  Total                             $596       $710
                                    ====       ====

      The Company's investments in marketable securities at June 30, 2005 and December 31, 2004 are as follows, in millions:

                                         PRE-TAX
                                 -----------------------
                                 UNREALIZED   UNREALIZED  RECORDED
                    COST BASIS     GAINS        LOSSES     BASIS
                    ----------   ----------   ----------  --------
June 30, 2005          $158        $ 10          $(14)      $154

December 31, 2004      $227        $ 36          $ --       $263

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

      The fair value of the Company's investments in temporarily-impaired marketable securities was $86 million; such investments have been in an unrealized loss position for less than twelve months at June 30, 2005.

      The Company had investments in over 30 different marketable securities at June 30, 2005. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. The unrealized loss at June 30, 2005 is primarily related to one marketable security, Furniture Brands International (NYSE: FBN) common stock (four million shares). In the fourth quarter of 2004, the Company recognized an impairment charge of $21 million related to its investment in FBN and reduced the cost basis from $30.25 per share to $25.05 per share, the market value at December 31, 2004. Based on its review, the Company considers the unrealized loss at June 30, 2005, related to this investment, to be temporary.

      Income from financial investments, included in other, net, within other income (expense), net, is as follows, in millions:

                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                JUNE 30,                 JUNE 30,
                           ------------------       ----------------
                            2005       2004          2005       2004
                            ----       ----          ----       ----
Realized gains from
  marketable securities     $  1       $ 16          $ 28       $ 35
Realized losses from
  marketable securities       (3)        (7)           (4)       (10)
Dividend income from
  marketable securities        1          4             2          9
Income from other
  investments, net            30          5            45         18
Dividend income from
  other investments            3          3             6          5
                            ----       ----          ----       ----
    Income from financial
      investments, net      $ 32       $ 21          $ 77       $ 57
                            ====       ====          ====       ====
Impairment charge for
  marketable securities     $ (2)      $ --          $ (2)      $ --
                            ====       ====          ====       ====

F.    The Company's total comprehensive income is as follows, in millions:

                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                                -----------------     ----------------
                                  2005      2004       2005      2004
                                 -----      ----      -----      ----
Net income                       $ 274      $261      $ 505      $429
Other comprehensive income
  (loss):
  Cumulative translation
    adjustments                   (108)        3       (195)      (25)
  Unrealized gain (loss) on
    marketable securities, net       2       (24)       (26)      (15)
                                 -----      ----      -----      ----

Total comprehensive income       $ 168      $240      $ 284      $389
                                 =====      ====      =====      ====

      The unrealized gain (loss) on marketable securities is net of income tax (credits) of $2 million and $(14) million for the three months and six months ended June 30, 2005, respectively, and $(15) million and $(9) million for the three months and six months ended June 30, 2004, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note F - concluded:

      The components of accumulated other comprehensive income are as follows, in millions:

                                          JUNE 30,    DECEMBER 31,
                                            2005         2004
                                          --------    ------------
Cumulative translation adjustments          $475         $670
Unrealized (loss) gain on marketable
  securities, net                             (3)          23
Minimum pension liability                    (66)         (66)
                                            ----         ----
  Accumulated other comprehensive income    $406         $627
                                            ====         ====

      Unrealized (loss) gain on marketable securities, net is reported net of income tax (credit) of $(1) million and $13 million at June 30, 2005 and December 31, 2004, respectively.

      The minimum pension liability is reported net of income tax credit of $38 million at both June 30, 2005 and December 31, 2004.

G. The Company owns 64 percent of Hansgrohe AG. The minority interest of $85 million and $80 million at June 30, 2005 and December 31, 2004, respectively, is recorded in the caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

H. On June 10, 2005, the Company issued $500 million of fixed-rate 4.80% notes due 2015, resulting in net proceeds of $494 million.

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans is as follows, in millions:

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                               ------------------      ----------------
                                 2005      2004         2005      2004
                                 ----      ----         ----      ----
Service cost                     $  4      $  3         $  8      $  6
Interest cost                      10         9           20        16
Expected return on plan assets     (9)       (7)         (19)      (13)
Amortization of net loss            1         1            3         3
                                 ----      ----         ----      ----
  Net periodic pension cost      $  6      $  6         $ 12      $ 12
                                 ====      ====         ====      ====

      Net periodic pension cost for the Company's non-qualified unfunded supplemental pension plans was $4 million and $9 million for the three months and six months ended June 30, 2005, respectively, and $5 million and $9 million for the three months and six months ended June 30, 2004, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:

                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------       ---------------------------------
                                               2005     2004      2005      2004       2005     2004      2005      2004
                                               ---------------------------------       ---------------------------------
                                               NET SALES (A)    OPERATING PROFIT       NET SALES (A)    OPERATING PROFIT
                                               ---------------------------------       ---------------------------------
The Company's operations by
  segment were:
   Cabinets and Related Products             $  900    $  797    $  144    $  137    $1,738    $1,576    $  268    $  246
   Plumbing Products                            823       785       108       117     1,583     1,524       187       213
   Installation and Other Services              764       686       102        88     1,457     1,316       182       169
   Decorative Architectural Products            506       451        96       101       877       821       155       165
   Other Specialty Products                     355       342        68        71       662       630       113       116
                                             ------    ------    ------    ------    ------    ------    ------    ------
       Total                                 $3,348    $3,061    $  518    $  514    $6,317    $5,867    $  905    $  909
                                             ======    ======    ======    ======    ======    ======    ======    ======
The Company's operations by
  geographic area were:
   North America                             $2,784    $2,531    $  447    $  442    $5,189    $4,802    $  773    $  771
   International, principally Europe            564       530        71        72     1,128     1,065       132       138
                                             ------    ------    ------    ------    ------    ------    ------    ------
       Total                                 $3,348    $3,061       518       514    $6,317    $5,867       905       909
                                             ======    ======                        ======    ======
General corporate expense, net                                      (48)      (45)                          (94)      (81)
Income regarding litigation settlement(B)                             3         7                             5        28
Gain on sale of corporate fixed assets                               --         1                            --         8
                                                                 ------    ------                        ------    ------
Operating profit                                                    473       477                           816       864
Other income (expense), net                                         (41)      (11)                          (63)      (12)
                                                                 ------    ------                        ------    ------
Income from continuing operations
  before income taxes and minority
  interest                                                       $  432    $  466                        $  753    $  852
                                                                 ======    ======                        ======    ======

(A)   Intra-segment sales were not material.

(B) The Company recorded income regarding the litigation discussed in Note M related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. Other, net, which is included in other income (expense), net, includes the following, in millions:

                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                 JUNE 30,                 JUNE 30,
                            ------------------       ----------------
                              2005      2004          2005      2004
                              ----      ----          ----      ----
Income from cash and
  cash investments            $  5      $  1          $ 11      $  3
Other interest income            1         1             2         3
Income from financial
  investments, net (Note E)     32        21            77        57
Impairment charge for
  marketable securities         (2)       --            (2)       --
Other items, net               (20)       18           (35)       30
                              ----      ----          ----      ----
                              $ 16      $ 41          $ 53      $ 93
                              ====      ====          ====      ====

      Other items, net for the three months and six months ended June 30, 2005 include $14 million and $27 million, respectively, of currency transaction losses. Other items, net for the three months and six months ended June 30, 2004 include $6 million and $12 million, respectively, of currency transaction gains. Other items, net for the three months and six months ended June 30, 2004 also include a $5 million gain from the sale of non-operating assets.

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                     JUNE 30,              JUNE 30,
                                ------------------     ----------------
                                  2005      2004        2005      2004
                                  -----     -----       -----     -----
Numerator (basic and diluted):
   Income from continuing
     operations                   $ 274     $ 294       $ 486     $ 535
   Income (loss) from
     discontinued operations,
     net of income taxes             --       (33)         19      (106)
                                  -----     -----       -----     -----
   Net income, as reported        $ 274     $ 261       $ 505     $ 429
                                  =====     =====       =====     =====

Denominator:
   Basic common shares (based
     on weighted average)           423       443         428       450
   Add:
     Contingent common shares         3         6           4         6
     Stock option dilution            4         4           5         4
                                  -----     -----       -----     -----
   Diluted common shares            430       453         437       460
                                  =====     =====       =====     =====

      Income per common share amounts for the first two quarters of 2005 and 2004 do not total to the per common share amounts for the six months ended June 30, 2005 and 2004 due to the timing of stock repurchases and the effect of contingently issuable shares.

      For both the three months and six months ended June 30, 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes ("Notes") in the calculation of diluted earnings per common share, as the price of the Company's common stock at June 30, 2005 did not exceed the equivalent accreted value of the Notes.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note L - concluded:

      In the first half of 2005, the Company repurchased and retired approximately 18 million shares of Company common stock, for cash aggregating approximately $607 million. At June 30, 2005, the Company had approximately 42 million common shares remaining under the March 2005 Board of Directors repurchase authorization.

      Additionally, 0.9 million and 0.7 million common shares for the three months and six months ended June 30, 2005, respectively, and 1.9 million and 2.9 million common shares for the three months and six months ended June 30, 2004, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect, since the option exercise price was greater than the Company's average common stock price for these periods.

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

      The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

      Balance at January 1, 2005          $ 19
      Payments on claims                    (9)
      Reduction for liabilities paid
      by insurance carriers                 (5)
                                          ----
         Balance at June 30, 2005         $  5
                                          ====

      The Company expects that the evaluation, processing and payment of claims for both the National Settlement and the Washington State Settlement should be completed by December 31, 2005.

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

      As previously disclosed, European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company's European manufacturing divisions and a number of other large businesses. In addition, several private antitrust lawsuits have been filed in the United States against, among others, the Company and several other companies that are being investigated, which appear to be an outgrowth of the European investigations. The Company believes that it will not incur material liability as a result of the matters that are subject to these investigations or as a result of any such lawsuits.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note M - concluded:

      WARRANTY. The following is a reconciliation of the Company's warranty liability, in millions:

Balance at January 1, 2005                             $100
Accruals for warranties issued during the period         30
Accruals related to pre-existing warranties               1
Settlements made (in cash or kind) during the period    (26)
Other, net (including foreign exchange impact)           (3)
                                                       ----
  Balance at June 30, 2005                             $102
                                                       ====

      STOCK PRICE GUARANTEES. In May 2005, the Company settled the guarantee related to the value of 1.6 million shares of Company common stock for a stock price of $40 per share related to a 2001 divestiture. The guarantee was settled for cash and stock aggregating approximately $12 million. At June 30, 2005, there were no outstanding stock price guarantees.

N. In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement to APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. Previously, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. The adoption of SFAS No. 154 is effective for accounting changes and error corrections subsequent to December 31, 2005, and is not expected to have a material effect on the Company's consolidated financial statements.

O. In July 2005, the Company's key employees who participated in the Executive Stock Purchase Program settled their outstanding five-year full recourse personal loans with a bank syndicate. The Company had guaranteed the repayment of the loans; however, all such loans were settled with no requirement for the Company to fulfill such guarantees.

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2005 AND THE FIRST SIX MONTHS 2005 VERSUS
SECOND QUARTER 2004 AND THE FIRST SIX MONTHS 2004

                       SALES AND OPERATING PROFIT MARGINS

      The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                          THREE MONTHS ENDED
                                               JUNE 30,        PERCENT INCREASE
                                          ------------------   ----------------
                                           2005        2004     2005 VS. 2004
                                          ------      ------   ----------------
NET SALES:
  Cabinets and Related Products           $  900      $  797          13%
  Plumbing Products                          823         785           5%
  Installation and Other Services            764         686          11%
  Decorative Architectural Products          506         451          12%
  Other Specialty Products                   355         342           4%
                                          ------      ------
      Total                               $3,348      $3,061           9%
                                          ======      ======

  North America                           $2,784      $2,531          10%
  International, principally Europe          564         530           6%
                                          ------      ------
      Total                               $3,348      $3,061           9%
                                          ======      ======

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                          ------------------
                                           2005        2004
                                          ------      ------
NET SALES:
  Cabinets and Related Products           $1,738      $1,576          10%
  Plumbing Products                        1,583       1,524           4%
  Installation and Other Services          1,457       1,316          11%
  Decorative Architectural Products          877         821           7%
  Other Specialty Products                   662         630           5%
                                          ------      ------
      Total                               $6,317      $5,867           8%
                                          ======      ======

  North America                           $5,189      $4,802           8%
  International, principally Europe        1,128       1,065           6%
                                          ------      ------
      Total                               $6,317      $5,867           8%
                                          ======      ======

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          ------------------   ----------------
                                           2005        2004     2005     2004
                                          ------      ------   -------  -------
OPERATING PROFIT MARGIN: (A)
  Cabinets and Related Products            16.0%       17.2%     15.4%   15.6%
  Plumbing Products                        13.1%       14.9%     11.8%   14.0%
  Installation and Other Services          13.4%       12.8%     12.5%   12.8%
  Decorative Architectural Products        19.0%       22.4%     17.7%   20.1%
  Other Specialty Products                 19.2%       20.8%     17.1%   18.4%

  North America                            16.1%       17.5%     14.9%   16.1%
  International, principally Europe        12.6%       13.6%     11.7%   13.0%
      Total                                15.5%       16.8%     14.3%   15.5%

TOTAL OPERATING PROFIT MARGIN,
  AS REPORTED                              14.1%       15.6%     12.9%   14.7%

(A) Before general corporate expense of $48 million and $94 million for the three-month and six-month periods ended June 30, 2005, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $3 million and $5 million for the three-month and six-month periods ended June 30, 2005, respectively. Before general corporate expense of $45 million and $81 million for the three-month and six-month periods ended June 30, 2004, respectively, gain on sale of Corporate fixed assets of $1 million and $8 million for the three-month and six-month periods ended June 30, 2004, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $7 million and $28 million for the three-month and six-month periods ended June 30, 2004, respectively.

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

                                    NET SALES

      Net sales increased nine percent and eight percent, respectively, for the three-month and six-month periods ended June 30, 2005 from the comparable periods in 2004. Excluding results from acquisitions, net sales increased nine percent and seven percent, respectively, (including a one percent increase in both periods relating to the effect of currency translation) for the three-month and six-month periods ended June 30, 2005. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                JUNE 30,                 JUNE 30,
                           ------------------       ------------------
                            2005        2004         2005        2004
                           ------      ------       ------      ------
Net sales, as reported     $3,348      $3,061       $6,317      $5,867
 Acquisitions                  (5)         --          (10)         --
                           ------      ------       ------      ------

Net sales, excluding
  acquisitions              3,343       3,061        6,307       5,867
 Currency translation         (21)         --          (44)         --
                           ------      ------       ------      ------

Net sales, excluding
  acquisitions and the
  effect of currency
  translation              $3,322      $3,061       $6,263      $5,867
                           ======      ======       ======      ======

      Net sales of Cabinets and Related Products increased 13 percent and 10 percent, respectively, in the three-month and six-month periods ended June 30, 2005 compared with the same periods of 2004, primarily due to increased sales volume in the new construction market.

      Net sales of Plumbing Products increased five percent and four percent, respectively, in the three-month and six-month periods ended June 30, 2005 compared with the same periods of 2004, principally due to the favorable impact of a weaker U.S. dollar as well as increased sales through the Company's wholesale distribution channel. Such sales increases were offset by a less favorable product mix and by continuing weakness impacting certain products sold through retail markets.

      Net sales of Installation and Other Services increased 11 percent in both the three-month and six-month periods ended June 30, 2005 compared with the same periods of 2004, primarily due to increased selling prices as well as increased sales volume of non-insulation products and continued increases in new construction markets.

      Net sales of Decorative Architectural Products increased 12 percent and seven percent, respectively, in the three-month and six-month periods ended June 30, 2005 compared with the same periods of 2004, primarily due to increased selling prices and increased sales volume in the second quarter for paints and stains.

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales of Other Specialty Products increased four percent and five percent, respectively, in the three-month and six-month periods ended June 30, 2005 compared with the same periods of 2004, primarily due to an increase in sales volume of vinyl and fiberglass windows and doors to North American new construction markets. Such sales increases were offset, in part, by reduced sales of European operations included in this segment.

      Net sales from North American operations for the three-month and six-month periods ended June 30, 2005 increased 10 percent and eight percent, respectively, compared with the same periods of 2004, primarily due to the reasons discussed above. Net sales from International operations for both the three-month and six-month periods ended June 30, 2005 increased six percent compared with the same periods of 2004, primarily due to increased sales of cabinets and plumbing products, as well as a weaker U.S. dollar, principally against the Euro, which increased International sales by approximately four percent for both the three-month and six-month periods ended June 30, 2005.

                                OPERATING MARGINS

      The Company's gross profit margins were 29.4 percent and 28.9 percent, respectively, for the three-month and six-month periods ended June 30, 2005 compared with 31.8 percent and 31.1 percent, respectively, for the comparable periods in 2004. The decrease in gross profit margins reflects increased commodity, energy and freight costs, as well as a less favorable product mix, offset, in part, by increased sales volume. Operating profit for the three-month and six-month periods ended June 30, 2005 includes $3 million and $5 million, respectively, of income regarding the Behr litigation settlement. Operating profit for the three-month and six-month periods ended June 30, 2004 includes $7 million and $28 million of income regarding the Behr litigation settlement.

      Operating profit margins for the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2005 were 16.0 percent and
15.4 percent, respectively, compared with 17.2 percent and 15.6 percent, respectively, for the same periods of 2004, and reflect the impact of increased commodity and freight costs, as well as a shift to a less favorable product mix, which offset the positive impact of higher sales volume.

      Operating profit margins for the Plumbing Products segment were 13.1 percent and 11.8 percent, respectively, for the three-month and six-month periods ended June 30, 2005 compared with 14.9 percent and 14.0 percent, respectively, for the same periods of 2004, primarily due to a less favorable product mix, as well as increased commodity costs and lower results of European operations included in this segment.

      Operating profit margins for the Installation and Other Services segment were 13.4 percent and 12.5 percent, respectively, for the three-month and six-month periods ended June 30, 2005 compared with 12.8 percent for both of the comparable periods of 2004. The operating profit margin increase in this segment is primarily attributable to increased selling prices that were realized in the first half of 2005, as well as the favorable impact of higher sales volume.

      Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities continues to be constrained. The high level of demand for fiberglass insulation as a result of the strong new construction market has outpaced the industry's capacity to produce additional product. While improving, the Company believes that these conditions will persist over the remainder of 2005 and is working with its diverse supplier base to secure as much material as possible. At the current time, the Company does not believe that this material shortage will have a significant impact on its operations.

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Operating profit margins for the Decorative Architectural Products segment were 19.0 percent and 17.7 percent, respectively, for the three-month and six-month periods ended June 30, 2005 compared with 22.4 percent and 20.1 percent, respectively, for the same periods of 2004. The operating profit margin decline is primarily due to increased material costs offset, in part, by increased selling prices and sales volume of paints and stains.

      Operating profit margins for the Other Specialty Products segment were
19.2 percent and 17.1 percent, respectively, for the three-month and six-month periods ended June 30, 2005 compared with 20.8 percent and 18.4 percent, respectively, for the same periods of 2004. The operating profit margin decline is primarily attributable to increased commodity costs and lower results of European operations included in this segment.

      The Company's operating profit margins, as reported, were 14.1 percent and
12.9 percent, respectively, for the three-month and six-month periods ended June 30, 2005 compared with 15.6 percent and 14.7 percent, respectively, for the same periods of 2004. The Company's operating profit margins, excluding the Behr litigation income of $3 million and $5 million for the three-month and six-month periods ended June 30, 2005, respectively, and $7 million and $28 million for the three-month and six-month periods ended June 30, 2004, respectively, were
14.0 percent and 12.8 percent for the three-month and six-month periods ended June 30, 2005, respectively, and 15.4 percent and 14.2 percent for the three-month and six-month periods ended June 30, 2004, respectively. The Company's operating profit margins decreased for the three-month and six-month periods ended June 30, 2005 compared with the same periods of 2004, principally due to the reasons discussed above.

                           OTHER INCOME (EXPENSE), NET

      Other, net, for the three-month and six-month periods ended June 30, 2005 includes $(2) million and $24 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, dividend income of $4 million and $8 million, respectively, and $30 million and $45 million, respectively, of income from other investments, net. Other items, net for the three-month and six-month periods ended June 30, 2005 include $14 million and $27 million, respectively, of currency transaction losses.

      Other, net, for the three-month and six-month periods ended June 30, 2004 includes $9 million and $25 million, respectively, of realized gains, net, from the sale of marketable securities, dividend income of $7 million and $14 million, respectively, and $5 million and $18 million, respectively, of income from other investments, net. Other items, net for the three-month and six-month periods ended June 30, 2004 include $6 million and $12 million, respectively, of currency transaction gains. Other items, net for the three-month and six-month periods ended June 30, 2004 also include a $5 million gain from the sale of non-operating assets.

      Interest expense for the three-month and six-month periods ended June 30, 2005 increased $5 million and $11 million, respectively, to $57 million and $116 million, compared with interest expense of $52 million and $105 million, respectively, for the same periods of 2004, primarily due to the impact of increasing interest rates.

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

      Income from continuing operations for the three-month and six-month periods ended June 30, 2005 was $274 million and $486 million, respectively, compared with $294 million and $535 million, respectively, for the comparable periods of 2004. Diluted earnings per common share from continuing operations for the three-month and six-month periods ended June 30, 2005 were $.64 and $1.11 per common share, respectively, compared with $.65 and $1.16 per common share, respectively, for the comparable periods of 2004. The Company's effective tax rate was 35.4 percent and 34.1 percent, respectively, for the three-month and six-month periods ended June 30, 2005, compared with 35.8 percent and 36.0 percent, respectively, for the same periods in 2004. The Company estimates that its effective tax rate should approximate 35 percent for the full year 2005.

                           OTHER FINANCIAL INFORMATION

      The Company's current ratio was 1.6 to 1 and 2.1 to 1 at June 30, 2005 and December 31, 2004, respectively. The decline in the current ratio is primarily due to the reclassification to current liabilities of $800 million of 6.75% notes that will become due and payable on March 15, 2006. On June 10, 2005, the Company issued $500 million of fixed-rate 4.80% notes due 2015, resulting in net proceeds of $494 million.

      For the six months ended June 30, 2005, cash of $419 million was provided by operating activities. Cash used for financing activities was $291 million, including $167 million for cash dividends paid and $607 million for the acquisition and retirement of Company common stock in open-market transactions. Cash provided by financing activities included $494 million from the issuance of notes (net of issuance costs) and $24 million from the issuance of Company common stock for the exercise of stock options. Cash provided by investing activities was $108 million and primarily included $117 million from the net sales of marketable securities and other investments and $103 million of net proceeds from the disposition of businesses. Cash used for investing activities primarily included $126 million for capital expenditures.

      Note M to the Condensed Consolidated Financial Statements discusses specific claims pending against the Company. The Company is also subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business.

      The Company believes that its present cash balance, its cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

                             OUTLOOK FOR THE COMPANY

      The Company's 2005 first half results were adversely affected by increases in commodity, energy and freight costs, which have not been offset due, in part, to the lag in implementing selling price increases to customers, as well as a less favorable product mix. Second quarter 2005 sales and earnings, however, were better-than-expected, due to the strong new construction market as well as an improvement in key retailer sales.

      The Company is committed to its strategy of value creation and continues to be focused on the simplification of its business model, cash flow generation, improvement in return on invested capital and the return of cash to shareholders through share repurchases and dividends.

                                MASCO CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Consistent with this strategy, the Company is pursuing a variety of initiatives to offset cost increases and increase operating profit including sourcing programs, the restructuring of certain of its businesses (including consolidations), manufacturing rationalization, headcount reductions and other profit improvement programs. As previously disclosed, the Company believes these initiatives will reduce annual costs by $200 million by the end of 2007. Costs and charges related to the acceleration of these profit improvement programs, when combined with recent additional energy-related and commodity cost increases and the adverse effect of changes in currency values, are expected to negatively affect the Company's full-year 2005 earnings from continuing operations. Implementing these initiatives should improve the Company's earnings outlook for 2006 and beyond.

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

                                MASCO CORPORATION

ITEM 4.                     CONTROLS AND PROCEDURES

      a.    Evaluation of Disclosure Controls and Procedures.

            The Company's principal executive officer and principal financial officer have concluded, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, of the Company's "disclosure controls and procedures" (as defined in paragraph (e) of Rule 13a-15), that, as of June 30, 2005, the Company's disclosure controls and procedures were effective.

      b.    Changes in Internal Control Over Financial Reporting.

            In connection with the evaluation, required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, of the Company's "internal control over financial reporting" (as defined in paragraph
            (f) of Rule 13a-15), there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Information regarding this item is set forth in Note M to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information regarding the repurchase of Company common stock for the three months ended June 30, 2005, in millions except average price paid per common share data:

                                             TOTAL NUMBER OF    MAXIMUM NUMBER OF
                                             SHARES PURCHASED    SHARES THAT MAY
               TOTAL NUMBER  AVERAGE PRICE     AS PART OF       YET BE PURCHASED
                OF SHARES      PAID PER     PUBLICLY ANNOUNCED   UNDER THE PLANS
   PERIOD       PURCHASED    COMMON SHARE   PLANS OR PROGRAMS      OR PROGRAMS
-------------  ------------  -------------  ------------------  -----------------
4/1/05-
4/30/05               3          $33.18             3                  44

5/1/05-
5/31/05               2          $30.71             2                  42

6/1/05-
6/30/05              --          $32.28            --                  42
                    ---                           ---

 Total for
  the quarter         5          $32.25             5


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

ITEMS 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on May 10, 2005 at which the stockholders voted upon (1) the election of three nominees for Class II Directors and one nominee for Class I Director, (2) the approval of the 2005 Long Term Stock Incentive Plan and (3) ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2005. The following is a tabulation of the votes.

ELECTION OF CLASS II DIRECTORS:

                            For                Withheld
                            ---               ----------
Verne G. Istock         378,549,954            5,718,740
David L. Johnston       378,556,622            5,712,072
J. Michael Losh         346,264,232           38,004,462

                                MASCO CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONCLUDED)

ELECTION OF CLASS I DIRECTOR:

                                        For                      Withheld
                                        ---                      --------
Dennis W. Archer                    380,717,234                  3,551,460

The other directors whose terms of office continued after the Annual Meeting are Peter A. Dow, Anthony F. Earley, Jr., Thomas G. Denomme, Richard A. Manoogian and Mary Ann Van Lokeren.

APPROVAL OF THE 2005 LONG TERM STOCK INCENTIVE PLAN:

                                                     Abstentions and
    For                        Against               Broker Non-Votes
-----------                  ----------              ----------------
308,026,098                  38,899,094                  708,818

APPROVAL OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR 2005:

                                                     Abstentions and
    For                        Against               Broker Non-Votes
-----------                   ---------              ----------------
379,461,917                   2,543,451                  2,263,326

ITEM 6. EXHIBITS

            4bi  -  Directors' resolutions establishing Masco Corporation 4.80%
                    Notes due 2015, together with form of note (filed herewith) under the Indenture dated as of February 12, 2001 between Masco Corporation and J. P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, National Association), as Trustee (which Indenture has been filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000)

            12   -  Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Stock Dividends

            31a  -  Certification by Chief Executive Officer required by Rule
                    13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                    1934

            31b  -  Certification by Chief Financial Officer required by Rule
                    13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                    1934

            32   -  Certification required by Rule 13a-14(b) or 15d-14(b) of the
                    Securities Exchange Act of 1934 and Section 1350 of Chapter
                    63 of Title 18 of the United States Code

            99   -  Directors' resolution regarding the filling of vacancies on the Board of Directors

                                MASCO CORPORATION

                     PART II. OTHER INFORMATION - CONCLUDED

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MASCO CORPORATION

                                                    (Registrant)

DATE: AUGUST 4, 2005                    BY: /s/ Timothy Wadhams
                                           ---------------------------------
                                           Timothy Wadhams
                                           Senior Vice President and
                                             Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

 EXHIBIT
 -------
Exhibit 4bi    Directors' resolutions establishing Masco Corporation 4.80% Notes due 2015, together with form of note (filed herewith) under the
               Indenture dated as of February 12, 2001 between Masco Corporation and J. P. Morgan Trust Company, National Association (successor in interest to Bank One Trust Company, National Association), as
               Trustee (which Indenture has been filed as an Exhibit to the
               Company's Form 10-K for the year ended December 31, 2000)

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

Exhibit 99 Directors' resolution regarding the filling of vacancies on the Board of Directors