Form 10-Q
period 2005-09-30
MASCO CORP /DE/
filed 2005-11-03
CIK 62996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

COMMISSION FILE NUMBER: 1-5794

                                MASCO CORPORATION
               (Exact name of Registrant as Specified in Charter)

                DELAWARE                                          38-1794485
      (State or Other Jurisdiction                              (IRS Employer
            of Incorporation)                                Identification No.)

  21001 VAN BORN ROAD, TAYLOR, MICHIGAN                             48180
(Address of Principal Executive Offices)                          (Zip Code)

                                 (313) 274-7400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                x   Yes       No
                                                              -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                x   Yes       No
                                                              -----     -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                    Yes   x   No
                                                              -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Shares Outstanding at October 31, 2005
---------------------------------------   --------------------------------------
Common stock, par value $1.00 per share               423,800,000

                                MASCO CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I. Financial Information

   Item 1.   Financial Statements:

                Condensed Consolidated Balance Sheets - September 30,
                   2005 and December 31, 2004                                 1

                Condensed Consolidated Statements of Income for the
                   Three Months and Nine Months Ended September 30,
                   2005 and 2004                                              2

                Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended September 30, 2005 and 2004          3

                Notes to Condensed Consolidated Financial Statements       4-14

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                   Operations                                             15-20

   Item 4.   Controls and Procedures                                         21

Part II. Other Information                                                22-23

   Item 1.   Legal Proceedings

   Item 2.   Unregistered Sales of Equity Securities and Use of
                Proceeds

   Item 6.   Exhibits

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2005           2004
                                               -------------   ------------
            ASSETS
Current assets:
   Cash and cash investments                      $ 1,560        $ 1,256
   Accounts and notes receivable, net               1,982          1,732
   Prepaid expenses and other                         280            282
   Inventories:
      Raw material                                    449            406
      Finished goods                                  564            577
      Work in process                                 164            149
                                                  -------        -------
                                                    1,177          1,132
                                                  -------        -------
         Total current assets                       4,999          4,402

Property and equipment, net                         2,208          2,272
Goodwill                                            4,299          4,408
Other intangible assets, net                          308            326
Other assets                                          790          1,133
                                                  -------        -------
         Total assets                             $12,604        $12,541
                                                  =======        =======

            LIABILITIES
Current liabilities:
   Notes payable                                  $   824        $    80
   Accounts payable                                   911            837
   Accrued liabilities                              1,183          1,230
                                                  -------        -------
         Total current liabilities                  2,918          2,147

Long-term debt                                      3,900          4,187
Deferred income taxes and other                       789            784
                                                  -------        -------
         Total liabilities                          7,607          7,118
                                                  -------        -------

Commitments and contingencies


            SHAREHOLDERS' EQUITY

Preferred shares, par value $1 per share
   Authorized shares: 1,000,000; issued:
   2005 - None; 2004 - None                            --             --
Common shares, par value $1 per share
   Authorized shares: 1,400,000,000; issued:
   2005 - 426,140,000; 2004 - 446,720,000             426            447
Paid-in capital                                        --            642
Retained earnings                                   4,375          3,880
Accumulated other comprehensive income                393            627
Less: Restricted stock awards                        (197)          (173)
                                                  -------        -------
         Total shareholders' equity                 4,997          5,423
                                                  -------        -------
         Total liabilities and
            shareholders' equity                  $12,604        $12,541
                                                  =======        =======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                 ------------------   -----------------
                                                    2005     2004       2005     2004
                                                   ------   ------     ------   ------
Net sales                                          $3,360   $3,173     $9,677   $9,040
Cost of sales                                       2,396    2,182      6,887    6,224
                                                   ------   ------     ------   ------
      Gross profit                                    964      991      2,790    2,816

Selling, general and administrative expenses          496      502      1,511    1,491
(Income) regarding litigation settlement               (1)      (2)        (6)     (30)
                                                   ------   ------     ------   ------
      Operating profit                                469      491      1,285    1,355
                                                   ------   ------     ------   ------
Other income (expense), net:
   Interest expense                                   (65)     (55)      (181)    (160)
   Other, net                                           5       24         58      117
                                                   ------   ------     ------   ------
                                                      (60)     (31)      (123)     (43)
                                                   ------   ------     ------   ------
      Income from continuing operations before
         income taxes and minority interest           409      460      1,162    1,312
Income taxes                                          141      167        398      474
                                                   ------   ------     ------   ------
      Income from continuing operations
         before minority interest                     268      293        764      838
Minority interest                                       6        4         16       14
                                                   ------   ------     ------   ------
      Income from continuing operations               262      289        748      824
Income (loss) from discontinued operations,
   net of income taxes                                 --       70         19      (36)
                                                   ------   ------     ------   ------
      Net income                                   $  262   $  359     $  767   $  788
                                                   ======   ======     ======   ======
Earnings per common share:
   Basic:
      Income from continuing operations            $  .62   $  .66     $ 1.76   $ 1.84
      Income (loss) from discontinued
         operations, net of income taxes               --      .16        .04     (.08)
                                                   ------   ------     ------   ------
            Net income                             $  .62   $  .82     $ 1.80   $ 1.76
                                                   ======   ======     ======   ======
   Diluted:
      Income from continuing operations            $  .61   $  .64     $ 1.72   $ 1.81
      Income (loss) from discontinued
         operations, net of income taxes               --      .16        .04     (.08)
                                                   ------   ------     ------   ------
            Net income                             $  .61   $  .80     $ 1.77   $ 1.73
                                                   ======   ======     ======   ======
Cash dividends per common share:
      Declared                                     $  .20   $  .18     $  .60   $  .50
                                                   ======   ======     ======   ======
      Paid                                         $  .20   $  .16     $  .58   $  .48
                                                   ======   ======     ======   ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                              (DOLLARS IN MILLIONS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        -----------------
                                                          2005     2004
                                                         ------   ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
   Cash provided by operations                           $1,056   $1,135
   (Increase) in receivables                               (316)    (333)
   (Increase) in inventories                                (76)    (163)
   Increase in accounts payable and accrued
      liabilities, net                                       79      334
                                                         ------   ------
         Total cash from operating activities               743      973
                                                         ------   ------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Increase in debt                                          13        5
   Payment of debt                                          (76)     (48)
   Issuance of notes, net of issuance costs                 494      299
   Issuance of Company common stock                          30       35
   Retirement of notes                                       --     (266)
   Proceeds from settlement of swaps                         --       55
   Purchase of Company common stock                        (770)    (817)
   Cash dividends paid                                     (254)    (222)
                                                         ------   ------
         Total cash (for) financing activities             (563)    (959)
                                                         ------   ------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
   Capital expenditures                                    (191)    (188)
   Purchases of marketable securities                      (125)    (304)
   Proceeds from marketable securities                      263      477
   Proceeds from disposition of:
      Other investments, net                                 35       34
      Businesses, net of cash disposed                      103      178
   Acquisition of companies, net of cash acquired           (24)     (14)
   Other, net                                                21       16
                                                         ------   ------
         Total cash from investing activities                82      199
                                                         ------   ------

Effect of exchange rates on cash and cash investments         4       (1)
                                                         ------   ------

CASH AND CASH INVESTMENTS:
   Increase for the period                                  266      212
   Cash at businesses held for sale                          --      (38)
   At January 1 (including discontinued operations)       1,294      795
                                                         ------   ------
   At September 30                                       $1,560   $  969
                                                         ======   ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2005 and the results of operations for the three months and nine months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004. The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements.

     Certain prior-year amounts have been reclassified to conform to the 2005 presentation in the condensed consolidated financial statements. The results of operations related to discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for 2005 and 2004. In the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, the cash flows of discontinued operations are not separately classified.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note A - concluded:

     STOCK OPTIONS AND AWARDS. In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 123 ("SFAS No. 123R"), "Accounting for Stock-Based Compensation," which supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R and extended the implementation date to the beginning of a company's next fiscal year beginning after June 15, 2005. Based on the amended compliance dates, the Company will adopt SFAS No. 123R effective January 1, 2006. The Company is currently evaluating which implementation method it will use and the impact that the provisions of SFAS No. 123R will have on its consolidated financial statements. The Company has been using the fair value method for options granted, modified or settled subsequent to January 1, 2003. In the first nine months of 2005, 4,209,300 option shares, including restoration option shares, were awarded. The following table illustrates the pro forma effect on net income and earnings per common share for the three months and nine months ended September 30, 2005 and 2004, as if the fair value method were applied to all previously issued, outstanding and unvested stock options, in millions except per common share data:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,       SEPTEMBER 30,
                                  ------------------   -----------------
                                      2005   2004         2005    2004
                                      ----   ----        -----   -----
Net income, as reported               $262   $359        $ 767   $ 788
Add:
   Stock-based employee
      compensation expense
      included in reported
      net income, net of tax            12     13           36      33
Deduct:
   Stock-based employee
      compensation expense,
      net of tax                       (12)   (13)         (36)    (33)
   Stock-based employee
      compensation expense
      determined under the fair
      value method for stock
      options granted prior to
      2003, net of tax                 (10)    (3)         (13)     (9)
                                      ----   ----        -----   -----
Pro forma net income                  $252   $356        $ 754   $ 779
                                      ====   ====        =====   =====
Earnings per common share:
   Basic as reported                  $.62   $.82        $1.80   $1.76
   Basic pro forma                    $.60   $.81        $1.77   $1.74

   Diluted as reported                $.61   $.80        $1.77   $1.73
   Diluted pro forma                  $.59   $.79        $1.74   $1.71

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. In the first nine months of 2005, in separate transactions, the Company disposed of its Gebhardt Consolidated and GMU Group businesses in Europe pursuant to a 2004 plan to dispose of several of the Company's European business units. Gebhardt Consolidated supplies ventilation products and GMU Group manufactures cabinets. Total gross proceeds from the sale of Gebhardt Consolidated and GMU Group were $130 million. The Company recognized a pre-tax net gain (included in discontinued operations) on the disposition of these businesses of $10 million, net of expenses, principally related to Gebhardt Consolidated. The assets and liabilities held for sale at December 31, 2004 of $163 million and $44 million, respectively, have been included in the other assets and deferred income taxes and other captions on the condensed consolidated balance sheet at that date. Net proceeds from the disposition of businesses completed in 2005 and 2004 aggregated $281 million.

     Selected financial information for discontinued operations, during the period owned by the Company, is as follows for the three months and nine months ended September 30, 2005 and 2004, in millions:

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                     2005   2004         2005    2004
                                     ----   ----        -----   -----
Net sales                             $--   $ 99         $17     $ 302
                                      ===   ====         ===     =====
Income from discontinued
   operations                         $--   $ 10         $ 4     $  28
Gain on disposal of
   discontinued operations,
   net                                 --    108          10       108
Impairment of assets held
   for sale                            --    (31)         --      (139)
                                      ---   ----         ---     -----
Income (loss) before income
   taxes                               --     87          14        (3)
Income tax (expense) benefit           --    (17)          5       (33)
                                      ---   ----         ---     -----
   Income (loss) from
      discontinued operations,
      net of income taxes             $--   $ 70         $19     $ (36)
                                      ===   ====         ===     =====

     The unusual relationship between income tax (expense) benefit and income (loss before income taxes (including the net gain on disposal of discontinued operations) in 2005 results from the gain requiring no current tax expense and the reversal of deferred tax liabilities of the discontinued operations which are no longer expected to be incurred. The after-tax charge for the impairment of assets held for sale of $151 million included $12 million for the expensing of deferred tax assets of the discontinued operations for the nine months ended September 30, 2004.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

C. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2005, by segment, are as follows, in millions:

                               BALANCE                                     BALANCE
                           DEC. 31, 2004   ADDITIONS(A)   OTHER(B)   SEPTEMBER 30, 2005
                           -------------   ------------   --------   ------------------
Cabinets and Related
   Products                    $  644           $ 1        $ (53)          $  592
Plumbing Products                 514            --          (38)             476
Installation and Other
   Services                     1,710             8           --            1,718
Decorative Architectural
   Products                       344            --           (7)             337
Other Specialty Products        1,196            12          (32)           1,176
                               ------           ---        -----           ------
   Total                       $4,408           $21        $(130)          $4,299
                               ======           ===        =====           ======

     (A) Additions include several relatively small acquisitions in the Installation and Other Services segment and contingent consideration for prior acquisitions.

     (B)  Other principally includes foreign currency translation adjustments.

     Other indefinite-lived intangible assets include registered trademarks of $254 million and $255 million at September 30, 2005 and December 31, 2004, respectively. The carrying value of the Company's definite-lived intangible assets is $54 million at September 30, 2005 (net of accumulated amortization of $56 million) and $71 million at December 31, 2004 (net of accumulated amortization of $65 million) and principally includes customer relationships and non-compete agreements. Amortization expense for definite-lived intangible assets is $10 million and $19 million for the three months and nine months ended September 30, 2005, respectively, and $5 million and $15 million for the three months and nine months ended September 30, 2004, respectively.

D. Depreciation and amortization expense is $186 million and $176 million for the nine months ended September 30, 2005 and 2004, respectively.

E. The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital loss carryforwards. Included in other assets are the following financial investments, in millions:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        2005            2004
                                    -------------   ------------
Marketable securities:
   Furniture Brands International        $ 72           $100
   Other                                   33            163
Private equity funds                      267            308
Metaldyne Corporation                      92             84
TriMas Corporation                         46             46
Other investments                          10              9
                                         ----           ----
   Total                                 $520           $710
                                         ====           ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - continued:

     The Company's investments in marketable securities at September 30, 2005 and December 31, 2004 are as follows, in millions:

                                          PRE-TAX
                                  -----------------------
                                  UNREALIZED   UNREALIZED   RECORDED
                     COST BASIS      GAINS       LOSSES       BASIS
                     ----------   ----------   ----------   --------
September 30, 2005      $103          $ 3         $(1)        $105
December 31, 2004       $227          $36         $--         $263

     The fair value of the Company's investments in temporarily-impaired marketable securities was $10 million; such investments have been in an unrealized loss position for less than twelve months at September 30, 2005.

     The Company had investments in over 20 different marketable securities at September 30, 2005. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based on this review, in the third quarter of 2005, the Company recognized an impairment charge of $28 million related to its investment of four million shares of Furniture Brands International (NYSE: FBN) common stock and reduced the cost basis from $25.05 per share to the market value at September 30, 2005 of $18.03 per share; the aggregate carrying value after such adjustment is $72 million.

     In the third quarter of 2005, the Company also recognized an impairment charge of $15 million related to certain investments in private equity funds. The Company evaluates such funds for impairment at each reporting period, or when circumstances indicate impairment may exist, using information made available by the fund managers and other assumptions. Based on its review as of September 30, 2005, the Company considered the decline in the estimated market value of certain of its private equity fund investments to be other-than-temporary and, accordingly, recognized an impairment charge.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

     Income from financial investments, included in other, net, within other income (expense), net, is as follows, in millions:

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
                                          2005   2004         2005   2004
                                          ----   ----         ----   ----
Realized gains from
   marketable securities                  $ 10   $ 7          $ 38   $ 42
Realized losses from
   marketable securities                    (2)   (9)           (6)   (19)
Dividend income from
   marketable securities                     1     3             3     12
Income from other
   investments, net                         15    11            60     29
Dividend income from
   other investments                         3     5             9     10
                                          ----   ---          ----   ----
      Income from financial
         investments, net                 $ 27   $17          $104   $ 74
                                          ====   ===          ====   ====
Impairment charge:
   Marketable securities                  $(28)  $--          $(30)  $ --
   Private equity funds                    (15)   --           (15)    --
                                          ----   ---          ----   ----
      Total impairment charge             $(43)  $--          $(45)  $ --
                                          ====   ===          ====   ====

F. The Company's total comprehensive income is as follows, in millions:

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                   ------------------   -----------------
                                       2005   2004         2005   2004
                                       ----   ----        -----   ----
Net income                             $262   $359        $ 767   $788
Other comprehensive income:
   Cumulative translation
      adjustments                       (17)    28         (212)     3
   Unrealized gain (loss) on
      marketable securities, net          4     --          (22)   (15)
                                       ----   ----        -----   ----
Total comprehensive income             $249   $387        $ 533   $776
                                       ====   ====        =====   ====

     The unrealized gain (loss) on marketable securities is net of income tax (credit) of $2 million and $(12) million for the three months and nine months ended September 30, 2005, respectively, and $(9) million for the nine months ended September 30, 2004.

     The components of accumulated other comprehensive income are as follows, in millions:

                                            SEPTEMBER 30,   DECEMBER 31,
                                                 2005           2004
                                            -------------   ------------
Cumulative translation adjustments              $458            $670
Unrealized gain on marketable
   securities, net                                 1              23
Minimum pension liability                        (66)            (66)
                                                ----            ----
   Accumulated other comprehensive income       $393            $627
                                                ====            ====

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note F - concluded:

     The unrealized gain on marketable securities, net, is reported net of income tax of $1 million and $13 million at September 30, 2005 and December 31, 2004, respectively.

     The minimum pension liability is reported net of income tax credit of $38 million at both September 30, 2005 and December 31, 2004.

G. The Company owns 64 percent of Hansgrohe AG. The minority interest, net of dividends, of $82 million and $80 million at September 30, 2005 and December 31, 2004, respectively, is recorded in the caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

H. On June 10, 2005, the Company issued $500 million of fixed-rate 4.80% notes due 2015, resulting in net proceeds of $494 million. The Company reclassified $800 million of 6.75% notes that are due in March 2006 to current liabilities; the Company intends to use a portion of its cash to retire this debt.

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans is as follows, in millions:

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                     2005   2004         2005   2004
                                     ----   ----         ----   ----
Service cost                         $ 4    $ 3          $ 12   $  9
Interest cost                          9      7            29     23
Expected return on plan assets        (9)    (5)          (28)   (18)
Amortization of net loss               1      1             4      4
                                     ---    ---          ----   ----
   Net periodic pension cost         $ 5    $ 6          $ 17   $ 18
                                     ===    ===          ====   ====

     In the first nine months of 2005, the Company contributed $24 million to its qualified defined-benefit pension plans; the Company expects to contribute $26 million to such plans for the full-year 2005.

     Net periodic pension cost for the Company's non-qualified unfunded supplemental pension plans was $4 million and $13 million for the three months and nine months ended September 30, 2005, respectively, and $6 million and $15 million for the three months and nine months ended September 30, 2004, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:

                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------   ----------------------------------
                                              2005     2004       2005   2004      2005     2004      2005     2004
                                             ------   ------      ----   ----     ------   ------    ------   ------
                                              NET SALES (A)    OPERATING PROFIT    NET SALES (A)    OPERATING PROFIT
                                             ---------------   ----------------   ---------------   ----------------
The Company's operations by
   segment were:
      Cabinets and Related Products          $  925   $  856      $148   $150     $2,663   $2,432    $  416   $  396
      Plumbing Products                         807      775       103    101      2,390    2,299       290      314
      Installation and Other Services           807      737       110    103      2,264    2,053       292      272
      Decorative Architectural Products         453      433        78    102      1,330    1,254       233      267
      Other Specialty Products                  368      372        80     86      1,030    1,002       193      202
                                             ------   ------      ----   ----     ------   ------    ------   ------
         Total                               $3,360   $3,173      $519   $542     $9,677   $9,040    $1,424   $1,451
                                             ======   ======      ====   ====     ======   ======    ======   ======
The Company's operations by
   geographic area were:
      North America                          $2,811   $2,627      $449   $478     $8,000   $7,429    $1,222   $1,249
      International, principally Europe         549      546        70     64      1,677    1,611       202      202
                                             ------   ------      ----   ----     ------   ------    ------   ------
         Total                               $3,360   $3,173       519    542     $9,677   $9,040     1,424    1,451
                                             ======   ======                      ======   ======
General corporate expense, net                                     (51)   (53)                         (145)    (134)
Income regarding litigation settlement (B)                           1      2                             6       30
Gain on sale of corporate fixed assets                              --     --                            --        8
                                                                  ----   ----                        ------   ------
Operating profit                                                   469    491                         1,285    1,355
Other income (expense), net                                        (60)   (31)                         (123)     (43)
                                                                  ----   ----                        ------   ------
Income from continuing operations
   before income taxes and minority
   interest                                                       $409   $460                        $1,162   $1,312
                                                                  ====   ====                        ======   ======

(A)  Intra-segment sales were not material.

(B) The Company recorded income regarding the litigation discussed in Note M related to the Company's subsidiary, Behr Process Corporation. Behr is included in the Decorative Architectural Products segment.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

K. Other, net, which is included in other income (expense), net, includes the following, in millions:

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,       SEPTEMBER 30,
                               ------------------   -----------------
                                   2005   2004         2005   2004
                                   ----   ----         ----   ----
Income from cash and
   cash investments                $ 11    $ 3         $ 22   $  6
Other interest income                 3      2            5      5
Income from financial
   investments, net (Note E)         27     17          104     74
Impairment charge for
   financial investments
   (Note E)                         (43)    --          (45)    --
Other items, net                      7      2          (28)    32
                                   ----    ---         ----   ----
                                   $  5    $24         $ 58   $117
                                   ====    ===         ====   ====

     Other items, net, for the three months and nine months ended September 30, 2005 include $4 million and $(23) million, respectively, of currency transaction gains (losses). Other items, net, for the three months and nine months ended September 30, 2004 include $(1) million and $11 million, respectively, of currency transaction (losses) gains.

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                     2005   2004         2005   2004
                                     ----   ----         ----   ----
Numerator (basic and diluted):
   Income from continuing
      operations                     $262   $289         $748   $824
   Income (loss) from
      discontinued operations,
      net of income taxes              --     70           19    (36)
                                     ----   ----         ----   ----
   Net income, as reported           $262   $359         $767   $788
                                     ====   ====         ====   ====
Denominator:
   Basic common shares (based
     on weighted average)             420    440          425    447
   Add:
      Contingent common shares          4      5            5      4
      Stock option dilution             3      4            4      4
                                     ----   ----         ----   ----
   Diluted common shares              427    449          434    455
                                     ====   ====         ====   ====

     Income per common share amounts for the first three quarters of 2005 and 2004 do not total to the per common share amounts for the nine months ended September 30, 2005 and 2004 due to the timing of stock repurchases and the effect of contingently issuable shares.

     For both the three months and nine months ended September 30, 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes ("Notes") in the calculation of diluted earnings per common share, as the price of the Company's common stock at September 30, 2005 did not exceed the equivalent accreted value of the Notes.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note L - concluded:

     In the first nine months of 2005, the Company repurchased and retired 23 million shares of Company common stock, for cash aggregating $770 million. At September 30, 2005, the Company had 37 million common shares remaining under the March 2005
     Board of Directors repurchase authorization.

     Additionally, one million common shares for both the three months and nine months ended September 30, 2005, and six million common shares for the nine months ended September 30, 2004 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect, since the option exercise price was greater than the Company's average common stock price for these periods.

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

     The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

Balance at January 1, 2005            $ 19
Payments on claims                     (10)
Reduction for liabilities paid
   by insurance carriers                (6)
                                      ----
   Balance at September 30, 2005      $  3
                                      ====

     The Company expects that the evaluation, processing and payment of claims for both the National Settlement and the Washington State Settlement should be completed by March 31, 2006.

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

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

Note M - concluded:

     WARRANTY. The following is a reconciliation of the Company's warranty liability, in millions:

                                         SEPTEMBER 30,   DECEMBER 31,
                                             2005            2004
                                         -------------   ------------
Balance at January 1                          $100           $ 90
Accruals for warranties issued
   during the period                            49             57
Accruals related to pre-existing
   warranties                                    1              9
Settlements made (in cash or kind)
   during the period                           (41)           (48)
Discontinued operations                         --             (3)
Other, net (including foreign exchange
   impact)                                      (5)            (5)
                                              ----           ----
   Balance at end of period                   $104           $100
                                              ====           ====

     STOCK PRICE GUARANTEES. In May 2005, the Company settled the guarantee related to the value of 1.6 million shares of Company common stock for a stock price of $40 per share related to a 2001 divestiture. The guarantee was settled for cash and stock aggregating approximately $12 million. At September 30, 2005, there were no outstanding stock price guarantees.

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

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations and Interpretation of FASB No. 143," ("FIN 47"). FIN 47 requires recognition of the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred, generally upon acquisition, construction or through normal operation of the asset. Previously, there were diverse accounting practices regarding the recognition and timing of such obligations. The adoption of FIN 47 is effective for the year ended December 31, 2005 and is not expected to have a material effect on the Company's consolidated financial statements.

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

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2005 AND THE FIRST NINE MONTHS 2005 VERSUS
THIRD QUARTER 2004 AND THE FIRST NINE MONTHS 2004

                       SALES AND OPERATING PROFIT MARGINS

     The following table sets forth the Company's net sales and operating profit margins by segment and geographic area, dollars in millions:

                                       THREE MONTHS ENDED   PERCENT INCREASE
                                          SEPTEMBER 30,        (DECREASE)
                                       ------------------   ----------------
                                          2005     2004       2005 VS. 2004
                                         ------   ------    ----------------
NET SALES:
   Cabinets and Related Products         $  925   $  856            8%
   Plumbing Products                        807      775            4%
   Installation and Other Services          807      737            9%
   Decorative Architectural Products        453      433            5%
   Other Specialty Products                 368      372           (1%)
                                         ------   ------
      Total                              $3,360   $3,173            6%
                                         ======   ======
   North America                         $2,811   $2,627            7%
   International, principally Europe        549      546            1%
                                         ------   ------
      Total                              $3,360   $3,173            6%
                                         ======   ======

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                       -----------------
                                         2005     2004
                                        ------   ------
NET SALES:
   Cabinets and Related Products        $2,663   $2,432             9%
   Plumbing Products                     2,390    2,299             4%
   Installation and Other Services       2,264    2,053            10%
   Decorative Architectural Products     1,330    1,254             6%
   Other Specialty Products              1,030    1,002             3%
                                        ------   ------
      Total                             $9,677   $9,040             7%
                                        ======   ======
   North America                        $8,000   $7,429             8%
   International, principally Europe     1,677    1,611             4%
                                        ------   ------
      Total                             $9,677   $9,040             7%
                                        ======   ======

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------   -----------------
                                           2005   2004         2005   2004
                                           ----   ----         ----   ----
OPERATING PROFIT MARGIN: (A)
   Cabinets and Related Products           16.0%  17.5%        15.6%  16.3%
   Plumbing Products                       12.8%  13.0%        12.1%  13.7%
   Installation and Other Services         13.6%  14.0%        12.9%  13.2%
   Decorative Architectural Products       17.2%  23.6%        17.5%  21.3%
   Other Specialty Products                21.7%  23.1%        18.7%  20.2%

   North America                           16.0%  18.2%        15.3%  16.8%
   International, principally Europe       12.8%  11.7%        12.0%  12.5%
      Total                                15.4%  17.1%        14.7%  16.1%
TOTAL OPERATING PROFIT MARGIN,
   AS REPORTED                             14.0%  15.5%        13.3%  15.0%

     (A) Before general corporate expense of $51 million and $145 million for the three-month and nine-month periods ended September 30, 2005, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $1 million and $6 million for the three-month and nine-month periods ended September 30, 2005, respectively. Before general corporate expense of $53 million and $134 million for the three-month and nine-month periods ended September 30, 2004, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $2 million and $30 million for the three-month and nine-month periods ended September 30, 2004, respectively.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports its financial results in accordance with accounting principles generally accepted ("GAAP") in the United States. However, the Company believes that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP financial measures and ratios should be viewed in addition to, and not as an alternative for, the Company's reported results.

                                    NET SALES

     Net sales increased six percent and seven percent, respectively, in the three-month and nine-month periods ended September 30, 2005 from the comparable periods in 2004. Excluding results from acquisitions, net sales also increased six percent and seven percent, respectively, in the three-month and nine-month periods ended September 30, 2005. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

                          THREE MONTHS ENDED   NINE MONTHS ENDED
                             SEPTEMBER 30,       SEPTEMBER 30,
                          ------------------   -----------------
                             2005     2004       2005     2004
                            ------   ------     ------   ------
Net sales, as reported      $3,360   $3,173     $9,677   $9,040
   Acquisitions                 (4)      --        (14)      --
                            ------   ------     ------   ------

Net sales, excluding
   acquisitions              3,356    3,173      9,663    9,040
   Currency translation          4       --        (40)      --
                            ------   ------     ------   ------

Net sales, excluding
   acquisitions and the
   effect of currency
   translation              $3,360   $3,173     $9,623   $9,040
                            ======   ======     ======   ======

     Net sales of Cabinets and Related Products increased eight percent and nine percent, respectively, in the three-month and nine-month periods ended September 30, 2005 compared with the same periods of 2004, primarily due to increased sales volume in the new construction market.

     Net sales of Plumbing Products increased four percent in both the three-month and nine-month periods ended September 30, 2005 compared with the same periods of 2004, principally due to increased sales through the Company's wholesale distribution channel and the increased sales of certain European operations included in this segment. While sales volumes have increased, such increases were offset by a less favorable product mix and by continuing weakness impacting certain products sold through retail markets. In the third quarter of 2005, a stronger U.S. dollar reduced sales in this segment; for the nine-month period ended September 30, 2005, a weaker U.S. dollar increased sales in this segment.

     Net sales of Installation and Other Services increased nine percent and 10 percent, respectively, in the three-month and nine-month periods ended September 30, 2005 compared with the same periods of 2004, primarily due to increased selling prices as well as increased sales volume of non-insulation products and continued strength in the new construction market.

     Net sales of Decorative Architectural Products increased five percent and six percent, respectively, in the three-month and nine-month periods ended September 30, 2005 compared with the same periods of 2004, primarily due to increased selling prices for paints and stains.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales of Other Specialty Products decreased one percent and increased three percent, respectively, in the three-month and nine-month periods ended September 30, 2005 compared with the same periods of 2004. The decline in the third quarter of 2005 is primarily due to reduced sales of European operations resulting from continued weakness in their markets more than offsetting sales volume increases of certain North American operations. The increase for the nine-month period is principally due to sales volume increases of vinyl and fiberglass windows and patio doors to North American new construction markets, which was partially offset by reduced sales of European operations.

     Net sales from North American operations for the three-month and nine-month periods ended September 30, 2005 increased seven percent and eight percent, respectively, compared with the same periods of 2004, primarily due to continued strength in the new construction market for the Company's cabinets and window products and installation sales, as well as selling price increases for certain products. Net sales from International operations for the three-month and nine-month periods ended September 30, 2005 increased one percent and four percent, respectively, compared with the same periods of 2004, primarily due to increased sales of cabinets and plumbing products. In the third quarter of 2005, a stronger U.S. dollar, principally against the Great Britain pound, reduced International sales by approximately one percent for the three-month period ended September 30, 2005. A weaker U.S. dollar, principally against the euro, increased International sales by approximately two percent for the nine-month period ended September 30, 2005.

                                OPERATING MARGINS

     The Company's gross profit margins were 28.7 percent and 28.8 percent, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with 31.2 percent for both comparable periods in 2004. The decrease in gross profit margins reflects increased commodity, energy and freight costs, as well as a less favorable product mix, offset, in part, by increased sales volume and selling price increases for certain products. Operating profit for the three-month and nine-month periods ended September 30, 2005 includes $1 million and $6 million, respectively, of income regarding the Behr litigation settlement. Operating profit for the three-month and nine-month periods ended September 30, 2004 includes $2 million and $30 million, respectively, of income regarding the Behr litigation settlement.

     Operating profit margins for the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2005 were 16.0 percent and 15.6 percent, respectively, compared with 17.5 percent and 16.3 percent, respectively, for the same periods of 2004, and reflect the impact of increased commodity and freight costs, as well as a shift to a less favorable product mix, which offset the positive impact of higher sales volume.

     Operating profit margins for the Plumbing Products segment were 12.8 percent and 12.1 percent, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with 13.0 percent and 13.7 percent, respectively, for the same periods of 2004. Operating profit margins in this segment were adversely affected by charges aggregating $12 million related to certain profit improvement initiatives, including severance costs and costs associated with exiting a product line. Such initiatives are expected to result in annual cost savings approximating $4 million in this segment. The operating profit margins in this segment were also affected by increased sales volume, as well as higher commodity costs and a less favorable product mix.

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating profit margins for the Installation and Other Services segment were 13.6 percent and 12.9 percent, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with 14.0 percent and 13.2 percent, respectively, for the comparable periods of 2004. The slight operating profit margin decline in this segment is primarily attributable to continued increases in sales of generally lower-margin non-insulation products, partially offset by the favorable impact of higher sales volume.

     Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities continues to be constrained. The high level of demand for fiberglass insulation as a result of the continued strong new construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will at least persist through the remainder of 2005 and is working with its diverse supplier base to secure as much material as possible. At the current time, the Company does not believe that this material shortage will have a significant impact on its operations.

     Operating profit margins for the Decorative Architectural Products segment were 17.2 percent and 17.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with 23.6 percent and 21.3 percent, respectively, for the same periods of 2004. The operating profit margin decline is primarily due to increased material and freight costs which were not completely offset by increased selling prices of paints and stains.

     Operating profit margins for the Other Specialty Products segment were 21.7 percent and 18.7 percent, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with 23.1 percent and 20.2 percent, respectively, for the same periods of 2004. The operating profit margin decline is primarily attributable to increased commodity costs and lower results of European operations included in this segment.

     The Company's operating profit margins, as reported, were 14.0 percent and
13.3 percent, respectively, for the three-month and nine-month periods ended September 30, 2005 compared with 15.5 percent and 15.0 percent, respectively, for the same periods of 2004. The Company's operating profit margins, excluding the Behr litigation income of $1 million and $6 million for the three-month and nine-month periods ended September 30, 2005, respectively, and $2 million and $30 million for the three-month and nine-month periods ended September 30, 2004, respectively, were 13.9 percent and 13.2 percent for the three-month and nine-month periods ended September 30, 2005, respectively, and 15.4 percent and
14.7 percent for the three-month and nine-month periods ended September 30, 2004, respectively. The Company's operating profit margins decreased for the three-month and nine-month periods ended September 30, 2005 compared with the same periods of 2004, principally due to increased commodity, energy and freight costs and product mix, as well as European operations which have lower margins than the Company's North American operations.

                           OTHER INCOME (EXPENSE), NET

     Other, net, for the three-month and nine-month periods ended September 30, 2005 includes $8 million and $32 million, respectively, of realized gains, net, from the sale of marketable securities, dividend income of $4 million and $12 million, respectively, and $15 million and $60 million, respectively, of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2005 include $4 million and $(23) million, respectively, of currency transaction gains (losses).

                                MASCO CORPORATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the third quarter of 2005, the Company recognized an impairment charge of $28 million related to its investment in Furniture Brands International (NYSE: FBN) common stock and reduced the cost basis from $25.05 per share to the market value at September 30, 2005 of $18.03 per share; the aggregate carrying value after such adjustment is $72 million. The Company also recognized an impairment charge of $15 million related to certain investments in private equity funds.

     Other, net, for the three-month and nine-month periods ended September 30, 2004 includes $(2) million and $23 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, dividend income of $8 million and $22 million, respectively, and $11 million and $29 million, respectively, of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2004 include $(1) million and $11 million, respectively, of currency transaction (losses) gains. Other items, net, for the nine-month period ended September 30, 2004 also include a $5 million gain from the sale of non-operating assets.

     Interest expense for the three-month and nine-month periods ended September 30, 2005 increased $10 million and $21 million, respectively, to $65 million and $181 million, compared with interest expense of $55 million and $160 million, respectively, for the same periods of 2004, primarily due to the issuance of fixed-rate notes in June 2005, as well as the impact of increasing interest rates.

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

     Income from continuing operations for the three-month and nine-month periods ended September 30, 2005 was $262 million and $748 million, respectively, compared with $289 million and $824 million, respectively, for the comparable periods of 2004. Diluted earnings per common share from continuing operations for the three-month and nine-month periods ended September 30, 2005 were $.61 and $1.72 per common share, respectively, compared with $.64 and $1.81 per common share, respectively, for the comparable periods of 2004. The Company's effective tax rate was 34.5 percent and 34.3 percent, respectively, for the three-month and nine-month periods ended September 30, 2005, compared with 36.3 percent and 36.1 percent, respectively, for the same periods in 2004. The Company estimates that its effective tax rate should approximate 35 percent for the full-year 2005.

                           OTHER FINANCIAL INFORMATION

     The Company's current ratio was 1.7 to 1 and 2.1 to 1 at September 30, 2005 and December 31, 2004, respectively. The decline in the current ratio is primarily due to the reclassification to current liabilities of $800 million of 6.75% notes that will become due and payable on March 15, 2006. On June 10, 2005, the Company issued $500 million of fixed-rate 4.80% notes due 2015, resulting in net proceeds of $494 million. The Company intends to use a portion of its cash to retire the notes due March 2006.

     For the nine months ended September 30, 2005, net cash of $743 million was provided by operating activities. Net cash used for financing activities was $563 million, including $254 million for cash dividends paid and $770 million for the acquisition and retirement of Company common stock in open-market transactions. Cash provided by financing activities included $494 million from the issuance of notes (net of issuance costs) and $30 million from the issuance of Company common stock for the exercise of stock options. Net cash provided by investing activities was $82 million and primarily included $173 million from the net sales of marketable securities and other investments and $103 million of net proceeds from the disposition of businesses. Cash used for investing activities primarily included $191 million for capital expenditures.

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

                             OUTLOOK FOR THE COMPANY

     The Company believes that higher energy costs and recent trends indicating lower consumer confidence and the related slowing in sales of certain retail products will continue. The Company expects these factors, together with recent additional commodity cost increases, most of which are not expected to be offset by selling price increases until the first half of 2006, will adversely affect its near-term operating performance.

     The Company is committed to its strategy of value creation and continues to be focused on the simplification of its business model, cash flow generation, improvement in return on invested capital and the return of cash to shareholders through share repurchases and dividends.

     Consistent with this strategy, the Company is pursuing a variety of initiatives to offset cost increases and increase operating profit, including sourcing programs, the restructuring of certain of its businesses (including consolidations), manufacturing rationalization, headcount reductions and other profit improvement programs. While the Company may incur expenses and charges related to these programs, implementing these initiatives should improve the Company's earnings outlook for 2006 and beyond.

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

                                MASCO CORPORATION

ITEM 4.                      CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures.

          The Company's principal executive officer and principal financial officer have concluded, based on the evaluation required by paragraph
          (b) of Rule 13a-15 under the Securities Exchange Act of 1934, of the Company's "disclosure controls and procedures" (as defined in paragraph (e) of Rule 13a-15), that, as of September 30, 2005, the Company's disclosure controls and procedures were effective.

     b.   Changes in Internal Control Over Financial Reporting.

          In connection with the evaluation, required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, of the Company's "internal control over financial reporting" (as defined in paragraph
          (f) of Rule 13a-15), there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information regarding this item is set forth in Note M to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2005, in millions except average price paid per common share data:

                                                     TOTAL NUMBER OF    MAXIMUM NUMBER OF
                                                    SHARES PURCHASED     SHARES THAT MAY
                    TOTAL NUMBER   AVERAGE PRICE       AS PART OF        YET BE PURCHASED
                     OF SHARES        PAID PER     PUBLICLY ANNOUNCED    UNDER THE PLANS
     PERIOD           PURCHASED     COMMON SHARE    PLANS OR PROGRAMS      OR PROGRAMS
     ------         ------------   -------------   ------------------   -----------------
7/1/05 - 7/31/05           1           $32.86                1                  41
8/1/05 - 8/31/05           3           $30.91                3                  38
9/1/05 - 9/30/05           1           $30.50                1                  37
                         ---                               ---
   Total for
      the quarter          5           $31.11                5

     In March 2005, the Company's Board of Directors authorized the repurchase of up to an additional 50 million shares of the Company's common stock in open market transactions or otherwise, which replaced the December 2003 authorization.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS

3i  -    Restated Certificate of Incorporation of Masco Corporation

10a -    Form of Restoration Stock Option under the Masco Corporation
         2005 Long Term Stock Incentive Plan

12  -    Computation of Ratio of Earnings to Combined Fixed Charges
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

                                        MASCO CORPORATION
                                           (Registrant)


DATE: NOVEMBER 3, 2005                  By: /s/ Timothy Wadhams
                                            ------------------------------------
                                            Timothy Wadhams
                                            Senior Vice President and
                                            Chief Financial Officer

                                MASCO CORPORATION

                                  EXHIBIT INDEX

  EXHIBIT
  -------
Exhibit 3i    Restated Certificate of Incorporation of Masco Corporation

Exhibit 10a   Form of Restoration Stock Option under the Masco Corporation 2005
              Long Term Stock Incentive Plan

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