Form 10-K
period 2005-12-31
MASCO CORP /DE/
filed 2006-03-02
CIK 62996

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005        COMMISSION FILE NUMBER 1-5794

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

                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

  Large accelerated filer [X]         Accelerated filer [ ]          Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2005 (based on the closing sale price of $31.76 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $13,445,055,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2006:

         416,300,000 shares of Common Stock, par value $1.00 per share

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MASCO CORPORATION
                        2005 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                               PART I
  1.    Business....................................................      2
 1A.    Risk Factors................................................      6
 1B.    Unresolved Staff Comments...................................      8
  2.    Properties..................................................      8
  3.    Legal Proceedings...........................................      9
  4.    Submission of Matters to a Vote of Security Holders.........      9
        Supplementary Item. Executive Officers of the Registrant....      9

                              PART II
  5.    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.........     10
  6.    Selected Financial Data.....................................     11
  7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     12
 7A.    Quantitative and Qualitative Disclosures About Market
          Risk......................................................     31
  8.    Financial Statements and Supplementary Data.................     32
  9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................     71
 9A.    Controls and Procedures.....................................     71
 9B.    Other Information...........................................     71

                              PART III
 10.    Directors and Executive Officers of the Registrant..........     72
 11.    Executive Compensation......................................     72
 12.    Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters................     72
 13.    Certain Relationships and Related Transactions..............     72
 14.    Principal Accountant Fees and Services......................     72

                              PART IV
 15.    Exhibits and Financial Statement Schedule...................     73
        Signatures..................................................     76

                    FINANCIAL STATEMENT SCHEDULE
        Valuation and Qualifying Accounts...........................     77

                                     PART I

ITEM 1. BUSINESS.

     Masco Corporation manufactures, sells and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand-name consumer products designed for the home improvement and new construction markets. The Company's operations consist of five business segments that are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2005, the contribution of the Company's segments to net sales and operating profit. Additional financial information concerning the Company's operations by segment, as well as general corporate expense, as of and for the three years ended December 31, 2005, is set forth in Note P to the Company's Consolidated Financial Statements included in Item 8 of this Report.

                                                                (IN MILLIONS)
                                                         NET SALES (1)
                                                  ---------------------------
                                                   2005      2004      2003
                                                  -------   -------   -------
Cabinets and Related Products...................  $ 3,324   $ 3,065   $ 2,684
Plumbing Products...............................    3,176     3,057     2,684
Installation and Other Services.................    3,063     2,771     2,411
Decorative Architectural Products...............    1,681     1,610     1,449
Other Specialty Products........................    1,398     1,347     1,148
                                                  -------   -------   -------
  Total.........................................  $12,642   $11,850   $10,376
                                                  =======   =======   =======

                                                  OPERATING PROFIT (1)(2)(3)(4)
                                                  ------------------------------
                                                    2005       2004       2003
                                                  --------   --------   --------
Cabinets and Related Products...................  $   515    $   519    $   406
Plumbing Products...............................      367        370        343
Installation and Other Services.................      382        358        368
Decorative Architectural Products...............      252        269        210
Other Specialty Products........................      239        233        178
                                                  -------    -------    -------
  Total.........................................  $ 1,755    $ 1,749    $ 1,505
                                                  =======    =======    =======

        --------------------------------------

        (1) Amounts exclude discontinued operations.

        (2) Operating profit is before general corporate expense, gains on sale of corporate fixed assets, net, and accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer in 2003.

        (3) Operating profit is before the Behr litigation settlement income of $6 million, $30 million and $72 million in 2005, 2004 and 2003, respectively, pertaining to the Decorative Architectural Products segment.

        (4) Operating profit includes goodwill impairment charges as follows:
            For 2005 - Plumbing Products - $7 million; Decorative Architectural Products - $26 million; and Other Specialty Products - $36 million. For 2004 - Plumbing Products - $25 million; Decorative Architectural Products - $62 million; and Other Specialty Products - $25 million. For 2003 - Plumbing Products - $17 million; Decorative Architectural Products - $5 million; and Other Specialty Products - $31 million.

     Except as the context otherwise indicates, the terms "Masco" and the "Company" refer to Masco Corporation and its consolidated subsidiaries.

CABINETS AND RELATED PRODUCTS

     In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, the Company manufactures assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry and other products. These products are sold under a number of trademarks including KRAFTMAID(R), MILL'S PRIDE(R) and TVILUM-SCANBIRK(TM) primarily to dealers and home centers, and under the names BLUESTONE(TM), MERILLAT(R), MOORES(TM) and QUALITY CABINETS(R) primarily to distributors and directly to builders for both the home improvement and new construction markets.

     The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large and hundreds of smaller competitors. The Company believes that it is the largest manufacturer of kitchen and bath cabinetry in North America based on sales revenue for 2005. Significant North American competitors include American Woodmark Corporation and Fortune Brands Inc.

     In response to an increased demand for the Company's cabinet products and to maintain desired delivery times, the Company is constructing significant capacity additions to its North American cabinet operations. Construction is anticipated to be completed in early 2007.

PLUMBING PRODUCTS

     In North America, the Company manufactures and sells a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA(R), PEERLESS(R), BRIZO(TM)and NEWPORT BRASS(R) single and double handle faucets used in kitchen, lavatory and other sinks and in bath and shower applications. The Company's faucets are sold by manufacturers' representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. Showerheads, handheld showers and valves are sold under the brand names ALSONS(R), DELTA, PEERLESS and PLUMB SHOP(R). The Company manufactures kitchen and bath faucets, showering devices and various other plumbing products for European markets under the brand names AXOR(TM), BRISTAN(TM), DAMIXA(R), GUMMERS(TM), HANSGROHE(R) and NEWTEAM(TM), which are sold through multiple distribution channels. AXOR and HANSGROHE products are also sold in North America through retailers and distributors.

     Masco believes that its faucet operations are among the leaders in sales in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. The Company also has several major competitors, including Friedrich Grohe, among the European manufacturers of faucets and accessories, primarily in Germany and Italy. The Company also faces significant competition from private label products (including house brands sold by certain of the Company's customers), much of which is manufactured by foreign firms.

     Other plumbing products manufactured and sold by the Company include AQUA GLASS(R) and MIROLIN(R) acrylic and gelcoat bath and shower units, which are sold primarily to wholesale plumbing distributors and major retail accounts for the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are manufactured and sold under the brand name AMERICAN SHOWER & BATH(TM). These products are sold to home centers, hardware stores and mass merchandisers for the "do-it-yourself" market. The Company's spas are manufactured and sold under HOT SPRING(R), CALDERA(R) and other trademarks directly to independent dealers. Other plumbing products for the international market include HUPPE(R) and BREUER(TM) shower enclosures sold by the Company through wholesale channels and home centers primarily in Germany and Western Europe. HERITAGE(TM) ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers. GLASS(TM) and PHARO(TM) acrylic bathtubs and steam shower enclosures are sold in Europe.

     Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT(R) and BRASSTECH(R) trademarks and for the "do-it-yourself" market under the MASTER PLUMBER(R) and PLUMB SHOP trademarks and are also sold under private label.

     The Company features a durable coating on many of its decorative faucets and other products that offers tarnish protection and scratch resistance under the trademark BRILLIANCE(R). This finish is currently available on many of the Company's kitchen and bath products.

INSTALLATION AND OTHER SERVICES

     The Company's Installation and Other Services segment operates over 290 local installation branch offices throughout most of the United States and in Canada. These branches supply and install primarily insulation and, in many locations, other building products including cabinetry, fireplaces, gutters, garage doors, bath accessories, shelving, windows and paint. The Company also operates over 60 local distribution centers throughout North America that supply insulation and other products including insulation accessories, cabinetry, roofing, gutters, drywall and fireplaces. Installation services are provided primarily to production home builders and custom home builders in the new construction market and distribution sales are made directly to contractors. Installation operations are conducted in local markets through various names. The Company's competitors in this market include several regional contractors and lumber yards, as well as numerous local installers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this Report for additional information regarding the availability of insulation and price changes for this material.

     Net sales of installed and distributed insulation comprised 15 percent, 15 percent and 16 percent of the Company's consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Net sales of non-insulation products have increased over the last several years and represented approximately 38 percent of the segment's revenues for 2005.

DECORATIVE ARCHITECTURAL PRODUCTS

     The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofings. BEHR(R) paint and stain products, such as PREMIUM PLUS(R), and MASTERCHEM(R) specialty paint products, including KILZ(R) branded products, are sold in the United States and Canada primarily to the "do-it-yourself" market through home centers and other retailers. Net sales of architectural coatings comprised approximately 11 percent of the Company's consolidated net sales for each of the years ended December 31, 2005, 2004 and 2003, respectively. Competitors in the architectural coatings market include large multi-national companies such as Benjamin Moore & Co., ICI Paints, PPG Industries, Inc., Sherwin-Williams and Valspar, as well as many smaller regional and national companies.

     The Company has established Color Solutions Centers(TM) in over 1,700 Home Depot stores throughout the United States. These centers enhance the paint-buying experience by helping consumers to interactively design and coordinate their product selection. Behr's PREMIUM PLUS brand, its principal product line, is sold exclusively through The Home Depot stores.

     The Decorative Architectural Products segment also includes LIBERTY(R) cabinet, decorative door and builders' hardware, which is manufactured for the Company and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in these product lines in North America include Amerock, Belwith, National, Umbra and Stanley. Decorative bath hardware and shower accessories are sold under the brand names FRANKLIN BRASS(R) and BATH UNLIMITED(R) to distributors, home centers and other retailers. Competitors include Moen and Globe Union.

     AVOCET(TM) builders' hardware products, including locks and door and window hardware, are manufactured and sold to home centers and other retailers, builders and original equipment door and window manufacturers primarily in the United Kingdom.

OTHER SPECIALTY PRODUCTS

     The Company manufactures and sells windows and patio doors under the MILGARD(R) brand name directly to the new construction and home improvement markets, principally in the western United States. The Company fabricates and sells vinyl windows and sunrooms under the GRIFFIN(TM)and CAMBRIAN(TM) brand names for the United Kingdom building trades. The Company extrudes and sells vinyl frame components for windows, patio doors and sunrooms under the brand name DURAFLEX(TM) for the European building trades.

     The Company manufactures and sells a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW(R) and POWERSHOT(R). These products are sold through various distribution channels including wholesalers, home centers and other retailers. SAFLOK(R) electronic locksets are sold primarily to the hospitality market, and LAGARD(R) commercial safe and ATM locks are manufactured and sold to commercial markets.

     The Company also manufactures residential hydronic radiators and heat convectors under the brand names BRUGMAN(R), SUPERIA(TM), THERMIC(TM) and VASCO(R), which are sold to the European wholesale market from operations in Belgium, The Netherlands and Poland.

DISCONTINUED OPERATIONS

     As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses may not be core to continuing operations. In 2003, the Company completed the sale of three of its North American businesses. In early 2004, the Company determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan of disposition, which was completed in early 2005. During 2005, the Company identified and sold two additional businesses, one in Europe and one in North America, pursuant to the Company's determination that these business units were not core to the Company's long-term cabinet platform strategy. The businesses sold during 2003, 2004 and 2005 had combined 2003 net sales of $758 million. Additional information is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

ADDITIONAL INFORMATION

     - Over 80 percent of the Company's net sales are generated by operations in North America (primarily in the United States). International operations comprise the balance and are located principally in Belgium, Denmark, Germany, Italy, The Netherlands and the United Kingdom. See Note P to the Company's Consolidated Financial Statements included in Item 8 of this Report.

     - Financial information concerning the Company's export sales and foreign and United States operations, including the net sales, operating profit and assets attributable to the Company's segments and to the Company's North American and International operations, as of and for the three years ended December 31, 2005, are included in Item 8 of this Report in Note P to the Company's Consolidated Financial Statements.

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

     - See Item 1A, "Risk Factors," for a discussion of the importance of major customers, competitive conditions and certain other business risks and uncertainties that may affect our operations.

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

PATENTS AND TRADEMARKS

     The Company holds United States and foreign patents covering its vapor deposition finish and various design features and valve constructions used in certain of its faucets and holds numerous other patents and patent applications, licenses, trademarks and trade names. As a manufacturer of brand-name consumer products, the Company views its trademarks and other proprietary rights as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company's present business as a whole.

EMPLOYEES

     At December 31, 2005, the Company employed approximately 62,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 1A. RISK FACTORS.

     There are a number of business risks and uncertainties that may affect our operations. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this Report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The impact on our operations of certain of these risk factors is discussed below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. These risks and uncertainties include, but are not limited to, the following, which we consider to be most relevant to our specific business activities.

A SIGNIFICANT PORTION OF OUR BUSINESS RELIES ON RESIDENTIAL CONSTRUCTION
ACTIVITY.

     Our results of operations are affected by levels of home improvement and residential construction activity, principally in North America and Europe (including repair and remodeling and new construction). Interest rates, energy costs, consumer confidence, general and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity. Historically, the Company has largely offset the impact on its reve-nues of cyclical declines in the new construction and home improvement markets through new product introductions, acquisitions and market share gains. We have increased our emphasis on new product development in recent years, but we have reduced our prior focus on growth through acquisitions in favor of organic growth. Consequently, our financial performance will, in part, reflect our success in implementing our growth strategies in our existing markets and in introducing new products or entering new geographic markets.

WE RELY ON OUR KEY CUSTOMERS.

     The size and importance of individual customers has increased because customers in our major distribution channels have consolidated. Larger customers can effect significant changes in their volume of purchases and can otherwise significantly affect the terms and conditions on which we do business. Further, as these same customers expand their markets and targeted customers, conflicts occur, and in some instances we also become their competitors. Our relationships with home centers are particularly important because sales of our home improvement and building products to home center retailers are substantial. In 2005, sales to the Company's largest customer, The Home Depot, were $2.7 billion (approximately 21 percent of total sales). Although builders, dealers and other retailers represent other channels of distribution for the Company's products, the loss of a substantial portion of our sales to The Home Depot would have a material adverse impact on the Company.

WE FACE SIGNIFICANT COMPETITION IN THE U.S. AND GLOBAL MARKETS.

     The major markets for our products and services are highly competitive and in recent years global competition has increased significantly. Competition in our home improvement and building product lines is based largely on performance, quality, brand reputation, style, delivery, customer service, exclusivity and price. Competition in the markets for our service businesses is based primarily on price, customer service, scope of capabilities, installation quality and financial strength. Although the relative importance of such factors varies between customers and among product categories, price is often a primary factor. Our ability to maintain our leadership positions in our markets and to grow our businesses depends to a large extent upon our success in maintaining our relationships with our major customers, managing our cost structure and introducing new products.

OUR OPERATING RESULTS ARE AFFECTED BY THE COST AND AVAILABILITY OF RAW MATERIAL.

     When we incur cost increases for raw materials, energy and other commodities, it may be difficult for us to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations and our customers' resistance to accepting such price increases. Some of our operations, including the Installation and Other Services segment, encounter shortages or unusual price increases in raw materials from time to time. A substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our results of operations.

OUR INTERNATIONAL BUSINESS HAS DIFFERENT RISKS FROM THOSE OF OUR NORTH AMERICAN BUSINESS.

     Over 15 percent of our sales are derived outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally euros and Great Britain pounds). Our international business faces political, monetary, economic and other risks that vary from country to country. Our international operating results have been adversely influenced in recent years, in part due to softness in the European markets and competitive pricing pressures on certain products. Our operating results can fluctuate based on changes in U.S. dollar exchange rates, which also presents difficulty in comparing operating performance from period to period.

WE HAVE FINANCIAL COMMITMENTS AND INVESTMENTS IN FINANCIAL ASSETS, INCLUDING ASSETS THAT ARE NOT READILY MARKETABLE AND INVOLVE FINANCIAL RISK.

     We maintain investments in a number of private equity funds and in marketable securities. Since there is no active trading market for investments in private equity funds, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. In addition, we have commitments that require us, when requested, to contribute additional capital to these private equity funds.

PRODUCT LIABILITY CLAIMS AND OTHER LITIGATION COULD BE COSTLY.

     Increasingly, homebuilders (including our customers) are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual commitments to these customers typically include our agreement to indemnify them for liability for the performance of our products or services or the performance of other products that we install. We are also subject to product safety recalls and direct claims for product liability, including putative class actions, which can result in significant liability and be costly to defend. See Note U to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     The table below lists the Company's principal North American properties for segments other than Installation and Other Services.

                                                                  WAREHOUSE AND
                BUSINESS SEGMENT                  MANUFACTURING   DISTRIBUTION
                ----------------                  -------------   -------------
Cabinets and Related Products...................       21              36
Plumbing Products...............................       29              13
Decorative Architectural Products...............       10              10
Other Specialty Products........................       22               7
                                                       --              --
  Totals........................................       82              66
                                                       ==              ==

     Most of the Company's North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 1,000,000 square feet. The Company owns most of its North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of its warehouse and distribution facilities are leased.

     In addition, the Company's Installation and Other Services segment operates over 290 local installation branch offices and over 60 local distribution centers in North America, the majority of which are leased.

     The table below lists the Company's principal properties outside of North America.

                                                                  WAREHOUSE AND
                BUSINESS SEGMENT                  MANUFACTURING   DISTRIBUTION
                ----------------                  -------------   -------------
Cabinets and Related Products...................        4              22
Plumbing Products...............................       22              33
Decorative Architectural Products...............        3               2
Other Specialty Products........................       13               5
                                                       --              --
  Totals........................................       42              62
                                                       ==              ==

     Most of these international facilities are located in Belgium, China, Denmark, Germany, Italy, The Netherlands, Poland and the United Kingdom. The Company generally owns its international manufacturing facilities, none of which are subject to significant encumbrances, and leases its warehouse and distribution facilities.

     The Company's corporate headquarters are located in Taylor, Michigan and are owned by the Company. The Company owns an additional building near its corporate headquarters that is used by its corporate research and development department.

     Each of the Company's operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. The Company's buildings, machinery and equipment have been generally well maintained and are in good operating condition. As noted, the Company is constructing significant capacity additions to its cabinet operations, but otherwise, generally, the Company's facilities have sufficient capacity and are adequate for its production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS.

     Information regarding legal proceedings involving the Company is set forth in Note U to the Company's consolidated financial statements included in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(PURSUANT TO INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K).

                                                                                               EXECUTIVE
                                                                                                OFFICER
             NAME                                      POSITION                          AGE     SINCE
             ----                -----------------------------------------------------   ---   ---------
Richard A. Manoogian...........  Chairman of the Board and Chief Executive Officer       69      1962
Alan H. Barry..................  President and Chief Operating Officer                   63      2003
David A. Doran.................  Vice President - Taxes                                  64      1984
Daniel R. Foley................  Vice President - Human Resources                        64      1996
Eugene A. Gargaro, Jr. ........  Vice President and Secretary                            63      1993
John R. Leekley................  Senior Vice President and General Counsel               62      1979
John G. Sznewajs...............  Vice President - Corporate Development and Treasurer    38      2005
Timothy Wadhams................  Senior Vice President and Chief Financial Officer       57      2001

     Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for over five years except Mr. Wadhams. Mr. Wadhams was employed by the Company from 1976 to 1984. From 1984 until he rejoined the Company in 2001, he was an executive of Metaldyne Corporation (formerly MascoTech, Inc.), most recently serving as its Executive Vice President - Finance and Administration and Chief Financial Officer. Mr. Barry was elected to his present position in April 2003. He had served as a Group President of the Company since 1996. Mr. Sznewajs was elected to his current positions in August 2005. He had previously served as Vice President - Business Development since 2003 and before that time served in various capacities in the Business Development Department from 1996 to 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The following table indicates the high and low sales prices of the Company's Common Stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

                                            MARKET PRICE
                                           ---------------   DIVIDENDS
QUARTER                                     HIGH     LOW     DECLARED
-------                                    ------   ------   ---------
2005
  Fourth.................................  $31.20   $27.15     $.20
  Third..................................   34.70    29.37      .20
  Second.................................   34.94    29.57      .20
  First..................................   38.43    32.90      .20
                                                               ----
     Total...............................                      $.80
                                                               ====
2004
  Fourth.................................  $37.02   $32.87     $.18
  Third..................................   35.00    29.69      .18
  Second.................................   31.47    26.29      .16
  First..................................   30.80    25.88      .16
                                                               ----
     Total...............................                      $.68
                                                               ====

     On February 28, 2006 there were approximately 6,400 holders of record of the Company's Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other factors.

     In March 2005, the Company's Board of Directors authorized the purchase of up to 50 million shares of the Company's Common Stock in open-market transactions or otherwise. The following table provides information regarding the Company's purchase of Company Common Stock for the three months ended December 31, 2005, in millions except average price paid per common share data:

                                                                  TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                                                   PURCHASED AS PART OF     SHARES THAT MAY YET
                          TOTAL NUMBER OF    AVERAGE PRICE PAID     PUBLICLY ANNOUNCED      BE PURCHASED UNDER
PERIOD                    SHARES PURCHASED    PER COMMON SHARE      PLANS OR PROGRAMS      THE PLANS OR PROGRAMS
------                    ----------------   ------------------   ----------------------   ---------------------
10/01/05 - 10/31/05.....         3                 $28.79                   3                       34
11/01/05 - 11/30/05.....         3                 $29.00                   3                       31
12/01/05 - 12/31/05.....         2                 $29.64                   2                       29
                                 --                                         --
Total for the quarter...         8                 $29.11                   8
                                 ==                                         ==

     For information regarding securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                (DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
                                                 2005       2004       2003       2002       2001
                                               --------   --------   --------   --------   --------
Net sales (1)................................  $12,642    $11,850    $10,376    $ 8,653    $ 7,545
Operating profit (1),(2),(3),(4),(5),(7).....  $ 1,577    $ 1,592    $ 1,449    $ 1,234    $   989
Income from continuing operations
  (1),(2),(3),(4),(5),(6),(7),(8)............  $   872    $   949    $   769    $   524    $   168
Per share of common stock:
  Income from continuing operations:
     Basic...................................  $  2.07    $  2.13    $  1.60    $  1.08    $  0.37
     Diluted.................................  $  2.03    $  2.08    $  1.57    $  1.02    $  0.35
  Dividends declared.........................  $  0.80    $  0.68    $  0.60    $  0.55    $  0.53
  Dividends paid.............................  $  0.78    $  0.66    $  0.58    $  0.54 1/2 $  0.52 1/2
Income from continuing operations as a % of:
  Net sales..................................       7%         8%         7%         6%         2%
  Shareholders' equity (9)...................      16%        17%        15%        13%         5%
At December 31:
  Total assets...............................  $12,559    $12,541    $12,173    $12,050    $ 9,021
  Long-term debt.............................  $ 3,915    $ 4,187    $ 3,848    $ 4,316    $ 3,628
  Shareholders' equity.......................  $ 4,848    $ 5,423    $ 5,456    $ 5,294    $ 3,958

------------------------------

(1) Amounts exclude discontinued operations.

(2) The year 2005 includes a non-cash goodwill impairment charge of $69 million after tax ($69 million pre-tax) and income of $4 million after tax ($6 million pre-tax) related to the Behr litigation settlement. See Note U to the Consolidated Financial Statements.

(3) The year 2004 includes a non-cash goodwill impairment charge of $104 million after tax ($112 million pre-tax) and income of $19 million after tax ($30 million pre-tax) related to the Behr litigation settlement. See Note U to the Consolidated Financial Statements.

(4) The year 2003 includes a non-cash goodwill impairment charge of $47 million after tax ($53 million pre-tax) and income of $45 million after tax ($72 million pre-tax) related to the Behr litigation settlement. See Note U to the Consolidated Financial Statements.

(5) The year 2002 includes a $92 million after tax ($147 million pre-tax), net charge related to the Behr litigation settlement and pre-tax income of $16 million for the planned disposition of a business.

(6) The year 2002 includes a $92 million after tax ($117 million pre-tax), non-cash goodwill impairment charge recognized as a cumulative effect of a change in accounting principle.

(7) Operating profit for 2001 includes goodwill amortization expense of $86 million.

(8) The year 2001 includes a $344 million after-tax ($530 million pre-tax), non-cash charge for the write-down of certain investments, principally securities of Furnishings International Inc.

(9) Based on shareholders' equity as of the beginning of the year.

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

     The following discussion and certain other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including those discussed in Item 1A "Risk Factors" of this Report, the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

EXECUTIVE LEVEL OVERVIEW

     The Company manufactures and installs home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

     Factors that affect the Company's results of operations include the levels of home improvement and residential construction activity principally in North America and Europe (including repair and remodeling and new construction), the importance of and the Company's relationships with key customers (including The Home Depot, which represented approximately 21 percent of the Company's sales in
2005), the Company's ability to maintain its leadership positions in its markets in the face of increasing global competition, the Company's ability to effectively manage its overall cost structure and the availability and cost of raw materials. The Company's International business faces political, monetary, economic and other risks that vary from country to country, as well as fluctuations in European currency exchange rates. Further, the Company has financial commitments and investments in financial assets that are not readily marketable and that involve financial risk. In addition, product liability claims and other litigation could be costly. These factors are discussed in more detail in Item 1A "Risk Factors" of this Report. Historically, the Company has largely offset the impact on its revenues of cyclical declines in the new construction and home improvement markets through new product introductions, acquisitions and market share gains. While acquisitions have enabled the Company to build the critical mass that has given the Company strong positions in the markets it serves, the Company has put less emphasis on growth through acquisitions to focus on organic sales growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly reviews its estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

     The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

     REVENUE RECOGNITION AND RECEIVABLES

     The Company recognizes revenue as title to products and risk of loss is transferred to customers or when services are rendered. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments.

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

     FINANCIAL INVESTMENTS

     The Company maintains investments in marketable securities, which aggregated $115 million, and a number of private equity funds, which aggregated $262 million, at December 31, 2005. The investments in private equity funds are carried at cost and are evaluated for impairment at each reporting period, or when circumstances indicate an impairment may exist, using information made available by the fund managers and other assumptions. The investments in marketable securities are carried at fair value, and unrealized gains and unrealized losses (that are deemed to be temporary) are recorded as a component of shareholders' equity, net of tax effect, in other comprehensive income. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. Future changes in market conditions, the performance of underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

     Based on its review, in the third quarter of 2005, the Company recognized an impairment charge of $28 million related to its investment in four million shares of Furniture Brands International (NYSE:FBN) common stock to reduce the cost basis from $25.05 per share to the market value at September 30, 2005 of $18.03 per share. In 2004, the Company also recognized an impairment charge of $21 million related to the Company's investment in FBN. At December 31, 2005, the FBN common stock was in an unrealized gain position; the aggregate carrying value of the investment was $90 million. The FBN common stock, included in marketable securities, was received in June 2002 from the Company's investment in Furnishings International Inc. debt.

     The Company's investments in private equity funds and other private investments are carried at cost and are evaluated for impairment at each reporting period, or when circumstances, including the maturity of the fund, indicate impairment may exist. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. Based on the Company's review of its private equity funds, the Company considered the decline in the estimated market value of certain of its private equity fund investments to be other-than-temporary and, accordingly, recognized an impairment charge of $15 million in the third quarter of 2005. At December 31, 2005, the carrying value of the Company's investments in private equity funds exceeded the estimated market value, as determined by the fund managers, by approximately $19 million, which the Company considers to be a temporary decline in the estimated fair value.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," in the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes the impairment testing of goodwill utilizing a discounted cash flow method.

     Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company generally develops these forecasts based on recent sales data for existing products, planned timing of new product launches, estimated housing starts and repair and remodeling estimates for existing homes.

     In the fourth quarter of 2005, the Company estimated that future discounted cash flows projected for most of its reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no impact on the reported value of goodwill.

     If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment loss based on an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit's recorded goodwill exceeds the implied fair value of goodwill. This test for 2005 indicated that goodwill related to certain European businesses was impaired. The Company recognized a non-cash, pre-tax impairment charge of $69 million ($69 million, after tax) in the fourth quarter of 2005.

     The Company reviews its individual indefinite-lived intangible assets for impairment annually and if an event occurs or circumstances change that indicate the assets may be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales, profit margins and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near and long term.

     Intangible assets with finite useful lives are amortized over their estimated lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

     EMPLOYEE RETIREMENT PLANS

     Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. Pension costs and obligations of the Company are developed from actuarial valuations. Inherent in these valuations are key assumptions regarding inflation, expected return on plan assets, mortality rates, compensation increases and discount rates for obligations. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions. The Company selects these assumptions with assistance from outside advisors such as consul-tants, lawyers and actuaries. Changes in assumptions used could result in changes to the related pension costs and obligations within the Company's consolidated financial statements in any given period.

     In 2005, the Company decreased its discount rate for obligations to an average of 5.25 percent from 5.75 percent. The discount rate for obligations was based on the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2005 Citigroup Pension Discount Curve. Such rates for the Company's defined-benefit pension plans ranged from 4.00 percent to 5.75 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.25 percent or higher. The assumed asset return was primarily 8.50 percent, reflecting the expected long-term return on plan assets.

     The Company's underfunded amount, or the difference between the projected benefit obligation and plan assets, increased to $231 million from $193 million in 2004, primarily due to asset returns below projections. Qualified domestic pension plan assets in 2005 had a net gain of approximately four percent compared with average returns of five percent for the largest 1,000 Plan Benchmark.

     The Company's projected benefit obligation relating to the unfunded non-qualified supplemental defined-benefit pension plans was $143 million at December 31, 2005 compared with $125 million at December 31, 2004.

     The Company expects pension expense for its qualified defined-benefit pension plans to increase by $2 million in 2006 compared with 2005. If the Company assumed that the future return on plan assets was one-half percent lower than the assumed asset return, the 2006 pension expense would increase by an additional $2 million.

     STOCK OPTIONS AND AWARDS

     The Company's 2005 Long Term Stock Incentive Plan (the "2005 Plan") replaced the 1991 Long Term Stock Incentive Plan (the "1991 Plan") in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2005, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of part of the compensation to non-employee Directors in Company common stock.

     Restricted Long-Term Stock Awards

     Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution as the Company continues the practice of reacquiring an equal number of shares on the open market. The unvested stock awards, aggregating $185 million (9 million common shares) at December 31, 2005 are included as a reduction in shareholders' equity and are being expensed based on the respective vesting periods, principally 10 years. Compensation expense for the annual vesting of long-term stock awards was $44 million for the year ended December 31, 2005.

     Stock Options

     Fixed price stock options are granted to key employees and non-employee Directors of the Company. The grant date exercise price equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. Restoration stock options under the 1991 Plan become exercisable six months from the date of grant. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from the options granted under the 1991 Plan.

     The Company began using the fair value method of accounting for options granted, modified or settled subsequent to January 1, 2003, and options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method as of December 31, 2005. Effective January 1, 2006, the Company will adopt SFAS No. 123R "Accounting for Stock-Based Compensation," using the Modified Prospective Application ("MPA") method. SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. The MPA method will require the Company to record expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The expense for unvested stock options at January 1, 2006 will be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of stock options granted before January 1, 2006 are prohibited. The MPA method does not require the restatement of prior-year information. The amount of expense related to total unvested stock options remaining at December 31, 2005 was $104 million; such options have a weighted average vesting period of over 3 years.

     The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2005: risk-free interest rate - 4.1%, dividend yield - 2.3%, volatility factor - 35.8% and expected option life - 7 years. For SFAS No. 123R calculation purposes, the weighted average grant-date fair value of option shares, including restoration options, granted in 2005 was $10.33 per option share. The fair value for each option grant is calculated and the related expense is recorded over the vesting period of the option grant.

     If the Company increased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2005 would increase 44 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2005 would decrease 55 percent.

     INCOME TAXES

     The Company has considered potential sources of future foreign taxable income in assessing the need for establishing a valuation allowance against its deferred tax assets at December 31, 2005 and 2004, related to its after-tax foreign tax credit carryforward of $50 million. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be recorded in the period such determination is made.

     OTHER COMMITMENTS AND CONTINGENCIES

     Certain of the Company's products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

     The Company is subject to lawsuits and pending or asserted claims (including income taxes) with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based on the professional knowledge and experience of management and its legal counsel. When estimates of the Company's exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, "Accounting for Contingencies," amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments. See Note U to the Company's consolidated financial statements for information regarding legal proceedings involving the Company.

CORPORATE DEVELOPMENT STRATEGY

     Acquisitions in past years have enabled the Company to build a critical mass that has given the Company a strong position in the markets it serves and has increased the Company's importance to its customers. The Company is now intensifying its focus on leveraging the critical mass to build greater value for its shareholders. The Company's focus includes additional cost reduction initiatives, as well as increasing synergies among the Company's business units. The Company expects to maintain a more balanced growth strategy of organic growth, share repurchases and fewer acquisitions with increased emphasis on cash flow and return on invested capital. As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses may not be core to continuing operations.

     In 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group businesses. Total gross proceeds from the sale of Baldwin Hardware, Weiser Lock and Marvel Group were $289 million; the Company recognized a pre-tax net gain on the disposition of these businesses of $89 million.

     In 2004, the Company determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan of disposition (the "2004 Plan").

     During 2004, in separate transactions, the Company completed the sale of its Jung Pumpen, The Alvic Group, Alma Kuchen, E. Missel and SKS Group businesses in Europe. In 2004, the Company reduced its estimate of expected proceeds and recognized pre-tax charges of $139 million ($151 million including tax effect) for those businesses that were expected to be divested at a loss. Any gains resulting from the dispositions were recognized as such transactions were completed. Total gross proceeds from the sale of these companies were $199 million, including cash of $193 million and notes receivable of $6 million. The Company recognized a pre-tax, net gain (principally related to the sale of Jung Pumpen) on the disposition of these businesses of $106 million.

     During 2005, in separate transactions, the Company disposed of its Gebhardt Consolidated and GMU Group businesses in Europe as part of the Company's 2004 Plan. Gebhardt Consolidated supplies ventilation products and GMU Group manufactures cabinets. Total gross proceeds from the sale of Gebhardt Consolidated and GMU Group were $130 million; the Company recognized a pre-tax net gain (principally related to the sale of Gebhardt Consolidated) on the disposition of these businesses of $9 million. Net proceeds from the disposition of businesses completed in 2005 and 2004, pursuant to the Company's 2004 Plan, aggregated $280 million.

     Also during 2005, in separate transactions, the Company completed the disposition of Zenith Products and Aran Group; such dispositions were completed pursuant to the Company's determination that these business units were not core to the Company's long-term cabinet platform strategy. Zenith Products manufactures bathroom storage and organization products for the North American retail market and Aran Group is a European manufacturer of assembled and ready-to-assemble kitchen cabinets; both business units were in the Cabinets and Related Products segment. Total gross proceeds from the sale of Zenith Products and Aran Group were $189 million; the Company recognized a pre-tax net gain (principally related to the sale of Zenith Products) on the disposition of these businesses of $50 million.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company accounted for the businesses held for sale at December 31, 2004, as well as other businesses which were sold in 2005, 2004 and 2003, as discontinued operations. There were no businesses held for sale at December 31, 2005. The sales and results of operations of the businesses sold in 2005, 2004 and 2003 are included in the Company's results from discontinued operations through the date of disposition. During the time the Company owned these businesses, they had net sales of $242 million, $581 million and $758 million in 2005, 2004 and 2003, respectively, and income (loss) from discontinued operations before income taxes of $39 million, $5 million and $(10) million in 2005, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has largely funded its growth through cash provided by a combination of its operations, long-term bank debt and other borrowings, and by the issuance of Company common stock, including issuances for certain mergers and acquisitions.

     Bank credit lines are maintained to ensure the availability of funds. At December 31, 2005, debt agreements with banks syndicated in the United States relate to a $2.0 billion 5-Year Revolving Credit Agreement which expires in November 2009. This agreement allows for borrowings denominated in U.S. dollars or European euros. Interest is payable on borrowings under this agreement based on various floating-rate options as selected by the Company.

     In February 2006, the Company amended the terms of the $2.0 billion 5-Year Revolving Credit Agreement; the amendment primarily affected the requirement for the Company to maintain certain levels of net worth.

     The 5-Year Revolving Credit Agreement, as amended, contains limitations on additional borrowings; at December 31, 2005, the Company had additional borrowing capacity, subject to availability, of up to $2.5 billion. The 5-Year Revolving Credit Agreement, as amended, also contains a requirement for maintaining a certain level of net worth; at December 31, 2005, the Company's net worth exceeded such requirement by approximately $842 million.

     At December 31, 2005, the amount of debt and equity securities issuable under the Company's unallocated shelf registration statement with the Securities and Exchange Commission was $1.5 billion.

     The Company had cash and cash investments of $1,964 million at December 31, 2005 as a result of strong cash flows from operations, proceeds from the disposition of certain businesses and financial investments, and the issuance of fixed-rate debt.

     During 2005, the Company increased its quarterly common stock dividend 11 percent to $.20 per common share. This marks the 47th consecutive year in which dividends have been increased. Although the Company is aware of the greater interest in yield by many investors and has maintained an increased dividend payout in recent years, the Company continues to believe that its shareholders' long-term interests are best served by investing a significant portion of its earnings in the future growth of the Company.

     Maintaining high levels of liquidity and cash flow are among the Company's financial strategies. The Company's total debt as a percent of total capitalization increased to 49 percent at December 31, 2005 from 44 percent at December 31, 2004. Repurchases and retirement of Company common stock contributed to the increase in the total debt to total capitalization ratio. The Company's working capital ratio was 1.8 to 1 and 2.1 to 1 at December 31, 2005 and 2004, respectively. The decline in the current ratio is primarily due to the reclassification to current liabilities of $800 million of 6.75% notes that are due and payable on March 15, 2006. The Company intends to use a portion of its cash to retire the notes due March 2006.

     The derivatives used by the Company during the year ended December 31, 2005 consist of interest rate swaps entered into in 2005, for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. Generally, under interest rate swap agreements, the Company agrees with a counterparty to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed notional principal amount. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as fair-value hedges, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement.

For fair-value hedge transactions, changes in the fair value of the derivative and changes in the fair value of the item hedged are recognized in determining earnings.

     The average variable interest rates are based on the London Interbank Offered Rate ("LIBOR") plus a fixed adjustment factor. The average effective rate on the interest rate swaps was 5.519%. At December 31, 2005, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 at an interest rate of 5.875%. The hedges are considered 100 percent effective because all of the critical terms of the derivative financial instruments match those of the hedged item. Accordingly, no gain or loss on the value of the hedges was recognized in the Company's consolidated statements of income for the years ended December 31, 2005 and 2004. The amount recognized as a reduction of interest expense was $3 million for the year ended December 31, 2005.

     Certain of the Company's European operations also entered into foreign currency forward contracts for the purpose of managing exposure to currency fluctuations, primarily related to the United States dollar and the Great Britain pound.

CASH FLOWS

     Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

                                                               2005      2004      2003
                                                              ------    ------    ------
Net cash from operating activities..........................  $1,374    $1,454    $1,421
Increase (decrease) in debt, net............................     407       (13)     (541)
Net proceeds from disposition of:
  Businesses, net of cash disposed..........................     278       172       284
  Equity investment.........................................       -         -        75
Proceeds from settlement of swaps...........................       -        55         -
Issuance of Company common stock............................      33        58        37
Acquisition of businesses, net of cash acquired.............     (25)      (16)     (239)
Capital expenditures........................................    (282)     (310)     (271)
Cash dividends paid.........................................    (339)     (302)     (286)
Purchase of Company common stock............................    (986)     (943)     (827)
Proceeds from financial investments, net....................     193       330        55
Effect of exchange rates....................................      (5)       29        52
Other, net..................................................      22       (15)      (32)
                                                              ------    ------    ------
          Cash increase (decrease)..........................  $  670    $  499    $ (272)
                                                              ======    ======    ======

     The Company's cash and cash investments increased $708 million (including cash at businesses held for sale at January 1, 2005) to $1,964 million at December 31, 2005, from $1,256 million at December 31, 2004.

     Net cash provided by operations of $1.4 billion consisted primarily of net income adjusted for non-cash and certain other items, including depreciation and amortization expense of $241 million, net gain on disposition of businesses of $63 million, net gain on disposition of financial investments of $98 million, income of $6 million related to the Behr litigation settlement, a $69 million charge related to goodwill impairment, a $45 million charge for the impairment of financial investments and other non-cash items, including stock-based compensation expense, amortization expense related to in-store displays and interest expense on the Zero Coupon Convertible Notes.

     The Company continues to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable decreased to 48 days at December 31, 2005 from 49 days at December 31, 2004, and days sales in inventories decreased to 46 days at December 31, 2005 from 49 days at December 31, 2004. Accounts payable days were 36 days at both December 31, 2005 and 2004. The Company continues to implement working capital improvement initiatives.

     Cash used for financing activities was $885 million, and included cash outflows of $339 million for cash dividends paid, $87 million for the net payment of debt and $986 million for the acquisition and retirement of Company common stock in open-market transactions. Cash provided by financing activities included $494 million from the issuance of notes (net of issuance costs) and $33 million from the issuance of Company common stock, primarily from the exercise of stock options.

     At December 31, 2005, the Company had remaining Board of Directors' authorization to repurchase up to an additional 29 million shares of its common stock in open-market transactions or otherwise. In January 2006, the Company repurchased an additional three million shares of Company common stock and expects to continue its Company common share repurchase program throughout 2006.

     Cash provided by investing activities was $186 million, and included $278 million of net proceeds from the disposition of businesses, $193 million from the net sale of financial investments and $22 million from other net cash inflows. Cash used for investing activities included $282 million for capital expenditures and $25 million for acquisitions and additional acquisition-related consideration relating to previously acquired companies. The Company expects to continue to monetize the marketable securities portfolio over the next several quarters.

     The Company continues to invest in automating its manufacturing operations and increasing its capacity and its productivity, in order to be a more efficient producer and to improve customer service. Capital expenditures for 2005 were $282 million, compared with $310 million for 2004 and $271 million for 2003; for 2006, capital expenditures, excluding any potential 2006 acquisitions, are expected to approximate $420 million. Capital expenditures for 2006 include significant capacity additions to the Company's North American cabinet operations for which construction is anticipated to be completed in early 2007. Depreciation and amortization expense for 2005 totaled $241 million, compared with $237 million for 2004 and $244 million for 2003; for 2006, depreciation and amortization expense, excluding any potential 2006 acquisitions, is expected to approximate $250 million. Amortization expense totaled $28 million, $26 million and $32 million in 2005, 2004 and 2003, respectively.

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

     SALES AND OPERATIONS

     Net sales for 2005 were $12.6 billion, representing an increase of seven percent over 2004. Excluding results from acquisitions, net sales also increased seven percent compared with 2004. The increase in net sales in 2005 is principally due to continued strength in the new construction market for the Company's cabinet and window products and installation sales, as well as selling price increases for certain products. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

                                                                TWELVE MONTHS
                                                              ENDED DECEMBER 31
                                                              ------------------
                                                               2005       2004
                                                              -------    -------
Net sales, as reported......................................  $12,642    $11,850
  - Acquisitions............................................      (21)         -
                                                              -------    -------
Net sales, excluding acquisitions...........................   12,621     11,850
  - Currency translation....................................        5          -
                                                              -------    -------
Net sales, excluding acquisitions and the effect of
  currency..................................................  $12,626    $11,850
                                                              =======    =======

     The Company's gross profit margins were 28.5 percent, 30.9 percent and 30.7 percent for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in the 2005 gross profit margins reflects additional increased commodity, energy and freight costs, as well as a less favorable product mix, offset in part by increased sales volume and increased selling prices for certain products. The 2004 gross profit margins reflected increased sales volume and increased selling prices, offset in part by initial increases in commodity costs, as well as sales in segments with somewhat lower gross margins. Operating results for the year ended December 31, 2003 were reduced by non-cash, pre-tax charges of $59 million relating to two United Kingdom business units.

     Selling, general and administrative expenses as a percent of sales were
15.6 percent in 2005 compared with 16.8 percent in 2004 and 16.9 percent in 2003. Selling, general and administrative expenses for the year ended December 31, 2005 reflect lower compensation costs resulting from business unit consolidations and reduced Company financial performance related to incentive compensation, as well as reduced outside professional fees including fees associated with complying with Sarbanes-Oxley legislation. Selling, general and administrative expenses in 2004 include the benefit of lower promotion and advertising costs offset by higher costs and expenses associated with complying with Sarbanes-Oxley legislation and increased expenses associated with stock options. Selling, general and administrative expenses for the year ended December 31, 2003 include $16 million of accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer.

     Operating profit for the years ended December 31, 2005, 2004 and 2003 includes $6 million, $30 million and $72 million, respectively, of income regarding the Behr litigation settlement. Operating profit margins, as reported, were 12.5 percent, 13.4 percent and 14.0 percent in 2005, 2004 and 2003, respectively. Operating profit margins, excluding the goodwill impairment charges and the income regarding the Behr litigation settlement, were 13.0 percent, 14.1 percent and 13.8 percent in 2005, 2004 and 2003, respectively. Operating profit margins in 2005 were negatively impacted by increased commodity, energy, freight and other petroleum-based product costs, which have not been offset by selling price increases, as well as charges aggregating approximately $30 million related to certain profit improvement initiatives.

     OTHER INCOME (EXPENSE), NET

     In 2005, 2004 and 2003, the Company recorded $45 million, $21 million and $19 million, respectively, of non-cash, pre-tax charges for the write-down of certain financial investments.

     In the third quarter of 2005, the Company recognized an impairment charge of $28 million related to its investment of four million shares of Furniture Brands International (NYSE: FBN) common stock to reduce the cost basis from $25.05 per share to the market value at September 30, 2005 of $18.03 per share. In 2004, the Company recognized an impairment charge of $21 million related to the Company's investment in FBN. At December 31, 2005, the FBN common stock was in an unrealized gain position; the aggregate carrying value was $90 million at December 31, 2005. The FBN common stock, included in marketable securities, was received in June 2002 from the Company's investment in Furnishings International Inc. debt. Based on the Company's review of its private equity funds, the Company considered the decline in the estimated market value of certain of its private equity fund investments to be other-than-temporary and, accordingly, recognized an impairment charge of $15 million in the third quarter of 2005.

     Other, net in 2005 includes $30 million of realized gains, net, from the sale of marketable securities, dividend income of $16 million and $68 million of income from other investments, net. Other, net in 2005 also includes currency transaction losses of $25 million and other miscellaneous items.

     Other, net in 2004 includes $50 million of realized gains, net, from the sale of marketable securities, dividend income of $27 million and $42 million of income from other investments, net. Other, net in 2004 also includes currency transaction gains of $26 million and other miscellaneous items.

     Other, net in 2003 includes $23 million of realized gains, net, from the sale of marketable equity securities, dividend income of $25 million and $17 million of income from other investments, net. Other, net in 2003 also includes a $5 million gain from the sale of the Company's equity investment in Emco, $7 million of losses on the early retirement of debt, currency transaction losses of $4 million and other miscellaneous items.

     Interest expense was $247 million, $217 million and $260 million in 2005, 2004 and 2003, respectively. The increase in interest expense in 2005 is primarily due to the issuance of fixed-rate notes in June 2005, as well as the impact of increasing interest rates. The decrease in interest expense in 2004 is primarily due to debt retirement, as well as the effect of the interest rate swap agreements that converted a certain amount of fixed-rate debt to lower variable-rate debt and reduced interest expense by $22 million for the year ended December 31, 2004.

     INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

     Income from continuing operations and diluted earnings per common share for 2005 were $872 million and $2.03 per common share, respectively. Income from continuing operations for 2005 includes a non-cash, pre-tax goodwill impairment charge of $69 million ($69 million or $.16 per common share, after tax) and income related to the Behr litigation settlement of $6 million pre-tax ($4 million or $.01 per common share, after tax). Income from continuing operations and diluted earnings per common share for 2004 were $949 million and $2.08 per common share, respectively. Income from continuing operations for 2004 includes a non-cash, pre-tax goodwill impairment charge of $112 million ($104 million or $.23 per common share, after tax) and income related to the Behr litigation settlement of $30 million pre-tax ($19 million or $.04 per common share, after tax). Income from continuing operations and diluted earnings per common share for 2003 were $769 million and $1.57 per common share, respectively. Income from continuing operations for 2003 includes a non-cash, pre-tax goodwill impairment charge of $53 million ($47 million or $.10 per common share, after tax) and income related to the Behr litigation settlement of $72 million pre-tax ($45 million or $.09 per common share, after tax).

     The Company's effective tax rate for income from continuing operations was 37 percent in 2005, 2004 and 2003. The Company estimates that its effective tax rate should approximate 36 percent for 2006.

OUTLOOK FOR THE COMPANY

     The Company believes that higher commodity costs experienced in late 2005 will continue to adversely affect its near-term operating performance. The Company has already implemented and continues to implement additional selling price increases on a number of its products, and believes that by the end of the first half of 2006, many of these cost increases will be largely offset by such price increases.

     The Company remains committed to its strategy of value creation and continues to be focused on the simplification of its business model, cash flow generation, improvement in return on invested capital and the return of cash to shareholders through share repurchases and dividends.

     Consistent with this strategy, the Company is pursuing a variety of initiatives to offset cost increases and increase operating profit, including sourcing programs, the restructuring of certain of its businesses (including consolidations), manufacturing rationalization, headcount reductions and other profit improvement programs. While the Company has incurred and will incur additional expenses and charges related to these programs, implementing these initiatives should improve the Company's earnings outlook for 2006 and beyond.

     As part of its strategy, in January 2006, the Company announced a plant closure in the Plumbing Products segment; costs associated with this plant closure and other profit improvement programs are currently expected to approximate $70 million and are expected to be incurred during 2006.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following table sets forth the Company's net sales and operating profit information by business segment and geographic area, dollars in millions.

                                                                                                     PERCENT INCREASE
                                                                                                     -----------------
                                                                                                      2005      2004
                                                                                                      VS.        VS.
                                                                     2005       2004       2003       2004      2003
                                                                    -------    -------    -------    ------    -------
NET SALES:
    Cabinets and Related Products.....................              $ 3,324    $ 3,065    $ 2,684        8%       14%
    Plumbing Products.................................                3,176      3,057      2,684        4%       14%
    Installation and Other Services...................                3,063      2,771      2,411       11%       15%
    Decorative Architectural Products.................                1,681      1,610      1,449        4%       11%
    Other Specialty Products..........................                1,398      1,347      1,148        4%       17%
                                                                    -------    -------    -------
        TOTAL.........................................              $12,642    $11,850    $10,376        7%       14%
                                                                    =======    =======    =======
    North America.....................................              $10,513    $ 9,740    $ 8,645        8%       13%
    International, principally Europe.................                2,129      2,110      1,731        1%       22%
                                                                    -------    -------    -------
        TOTAL.........................................              $12,642    $11,850    $10,376        7%       14%
                                                                    =======    =======    =======

                                                           2005     2005(B)     2004      2004(B)     2003     2003(B)
                                                          ------    -------    -------    -------    ------    -------
OPERATING PROFIT: (A)
    Cabinets and Related Products.....................    $  515    $   515    $   519    $   519    $  406    $  406
    Plumbing Products.................................       367        374        370        395       343       360
    Installation and Other Services...................       382        382        358        358       368       368
    Decorative Architectural Products.................       252        278        269        331       210       215
    Other Specialty Products..........................       239        275        233        258       178       209
                                                          ------    -------    -------    -------    ------    ------
        TOTAL.........................................    $1,755    $ 1,824    $ 1,749    $ 1,861    $1,505    $1,558
                                                          ------    -------    -------    -------    ------    ------
    North America.....................................    $1,577    $ 1,577    $ 1,616    $ 1,616    $1,411    $1,411
    International, principally Europe.................       178        247        133        245        94       147
                                                          ------    -------    -------    -------    ------    ------
        TOTAL.........................................     1,755      1,824      1,749      1,861     1,505     1,558
    General corporate expense, net....................      (192)      (192)      (194)      (194)     (115)     (115)
    Gains on sale of corporate fixed assets, net......         8          8          7          7         3         3
    Income regarding litigation settlement............         6          6         30         30        72        72
    Expense related to accelerated benefits, net......         -          -          -          -       (16)      (16)
                                                          ------    -------    -------    -------    ------    ------
TOTAL OPERATING PROFIT................................    $1,577    $ 1,646    $ 1,592    $ 1,704    $1,449    $1,502
                                                          ======    =======    =======    =======    ======    ======

                                                           2005     2005(B)     2004      2004(B)     2003     2003(B)
                                                          ------    -------    -------    -------    ------    -------
OPERATING PROFIT MARGIN: (A)
    Cabinets and Related Products.....................     15.5%      15.5%      16.9%      16.9%     15.1%     15.1%
    Plumbing Products.................................     11.6%      11.8%      12.1%      12.9%     12.8%     13.4%
    Installation and Other Services...................     12.5%      12.5%      12.9%      12.9%     15.3%     15.3%
    Decorative Architectural Products.................     15.0%      16.5%      16.7%      20.6%     14.5%     14.8%
    Other Specialty Products..........................     17.1%      19.7%      17.3%      19.2%     15.5%     18.2%
    North America.....................................     15.0%      15.0%      16.6%      16.6%     16.3%     16.3%
    International, principally Europe.................      8.4%      11.6%       6.3%      11.6%      5.4%      8.5%
        TOTAL.........................................     13.9%      14.4%      14.8%      15.7%     14.5%     15.0%
TOTAL OPERATING PROFIT MARGIN, AS REPORTED............     12.5%        N/A      13.4%        N/A     14.0%       N/A

(A) Before: general corporate expense; accelerated benefit expense related to the unexpected passing of the Company's President and Chief Operating Officer in 2003; and income regarding the Behr litigation settlement (related to the Decorative Architectural Products segment).

(B) Excluding goodwill impairment charge. The 2005 goodwill impairment charge was as follows: Plumbing Products - $7 million; Decorative Architectural Products - $26 million; and Other Specialty Products - $36 million. The 2004 goodwill impairment charge was as follows: Plumbing Products - $25 million; Decorative Architectural Products - $62 million; and Other Specialty Products - $25 million. The 2003 goodwill impairment charge was as follows:
    Plumbing Products - $17 million; Decorative Architectural Products - $5 million; and Other Specialty Products - $31 million. These charges relate to certain of the Company's European businesses.

BUSINESS SEGMENT RESULTS DISCUSSION

     Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, the income regarding the litigation settlement and the goodwill impairment charges in 2005, 2004 and 2003.

     CABINETS AND RELATED PRODUCTS

     Net sales of Cabinets and Related Products increased eight percent in 2005 compared with 2004 and increased 14 percent in 2004 compared with 2003. The 2005 sales increases in this segment were primarily attributable to increased sales volume in the new construction market, as well as certain selling price increases. The sales increases in 2004 were primarily due to increased sales volume of assembled cabinets largely through North American retail distribution channels at major home centers and through the new construction market in the United States, as well as a more favorable product mix. This segment was favorably influenced by a weaker U.S. dollar in 2004, which affected the translation of local currencies of European operations included in this segment.

     Operating profit margins were 15.5 percent, 16.9 percent and 15.1 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Operating profit margins in 2005 reflect increased commodity and freight costs, as well as a shift to a less favorable product mix, which offset the positive impact of higher unit sales volume. Operating profit margins in this segment were also negatively affected by manufacturing and distribution inefficiencies due to increased demand for assembled cabinets in North America. The Company has major capital expansion programs to increase North American assembled cabinet manufacturing capacity for both the retail and new construction markets. These new facilities, located in the Western U.S., are expected to be in production in early 2007. Operating profit margins in 2004 reflect the positive impact of higher unit sales volume, as well as certain cost improvement initiatives.

     PLUMBING PRODUCTS

     Net sales of Plumbing Products increased four percent in 2005 compared with 2004 principally due to increased sales through the Company's wholesale distribution channel and the increased sales of certain European operations included in this segment. While sales volumes have increased, such increases were offset by a less favorable product mix and by continuing weakness impacting certain products sold through retail markets. Net sales of Plumbing Products increased 14 percent in 2004 compared with 2003 primarily due to increased sales volume in the retail markets in North America and Europe and in the new construction market in North America. A weaker U.S. dollar also had a favorable impact on the translation of local currencies of European operations included in this segment in 2004.

     Operating profit margins were 11.8 percent, 12.9 percent and 13.4 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Operating profit margins in this segment in 2005 were adversely affected by charges aggregating $12 million related to certain profit improvement initiatives, including severance costs and costs associated with exiting a product line. The operating profit margins in this segment in 2005 were also adversely affected by increased commodity costs, which have not been offset by selling price increases and a less favorable product mix, which more than offset increased sales volume in the wholesale distribution channel. The Company's Plumbing Products segment continues to be negatively impacted by import competition, as well as a product mix shift towards lower-margin faucets within the North American retail channels. As part of the Company's strategic review of its businesses, the Company determined that in order to remain competitive, it is necessary to increase off-shore sourcing at lower costs, while consolidating and reducing manufacturing operations in North America. Consistent with this determination, in January 2006, the Company announced a North American plant closure in this segment; the costs and expenses associated with this plant closure and other profit improvement initiatives are expected to approximate $70 million and will be incurred during 2006. The Company anticipates that this closure will improve the outlook for its plumbing-related business beyond 2006. Operating profit margins in 2004 compared with 2003 reflect an increase in European sales (which are generally at lower margins), as well as increased material costs, offset in part by increased sales volume.

     INSTALLATION AND OTHER SERVICES

     Net sales of Installation and Other Services increased 11 percent in 2005 compared with 2004 and increased 15 percent in 2004 compared with 2003. The increases in net sales in 2005 and 2004 were primarily due to increased selling prices, as well as increased sales volume of non-insulation products and continued strength in the new construction market.

     Operating profit margins were 12.5 percent, 12.9 percent and 15.3 percent for the years ended December 31, 2005, 2004 and 2003, respectively. The slight decline in the 2005 operating profit margin was primarily attributable to continued increases in sales of generally lower-margin, non-insulation products, as well as the time lag in implementing selling price increases related to material cost increases, partially offset by the favorable impact of higher sales volume. The 2004 operating profit margin decline was primarily attributable to the time lag in implementing selling price increases related to material cost increases, as well as an increase in sales of generally lower-margin, non-insulation products.

     Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities continues to be constrained. The high level of demand for fiberglass insulation as a result of the continued strong new construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist at least through the first half of 2006 and is working with its diverse supplier base to secure the appropriate amount of material. At the current time, the Company believes that it will be able to do so, but if the Company cannot obtain the required amount of material, this could have a negative impact on its operations.

     DECORATIVE ARCHITECTURAL PRODUCTS

     Net sales of Decorative Architectural Products increased four percent in 2005 compared with 2004 and increased 11 percent in 2004 compared with 2003. The increase in net sales in 2005 was primarily due to increased selling prices for paints and stains. The increase in net sales in 2004 was primarily due to higher unit sales volume of paints and stains, as well as increased sales of decorative hardware.

     Operating profit margins were 16.5 percent, 20.6 percent and 14.8 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Operating profit margins for this segment in 2005 were negatively impacted by increased material and freight costs, which were not completely offset by increased selling prices related to paints and stains. The operating profit margin improvement in 2004 includes the effect of increased sales volume of paints and stains and increased sales volume and improved operating performance of the Company's decorative hardware businesses, offset in part by increased material and promotion costs.

     Operating profit margins for this segment in 2003 were impacted by increased advertising and marketing costs, including additional costs associated with new in-store paint display centers, and fixed asset and inventory adjustments reflecting excess, obsolete and resourced products related to decorative hardware. Operating profit margins for this segment in 2003 were negatively affected by non-cash, pre-tax charges of $55 million related to a business system implementation failure at a United Kingdom business unit.

     OTHER SPECIALTY PRODUCTS

     Net sales of Other Specialty Products increased four percent in 2005 compared with 2004, principally due to increased sales volume and certain selling price increases of vinyl and fiberglass windows and patio doors to North American new construction markets, which were partially offset by reduced sales of European operations included in this segment. Net sales of Other Specialty Products increased 17 percent in 2004 compared with 2003, principally due to increased sales of vinyl and fiberglass windows and doors in North America. A weaker U.S. dollar in 2004 also had a favorable effect on the translation of local currencies of European operations included in this segment.

     Operating profit margins were 19.7 percent, 19.2 percent and 18.2 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Operating profit margins in this segment in 2005 were negatively affected by increased commodity costs and the lower results of European operations, reflecting charges related to profit improvement initiatives, offset in part by reduced state use tax expense. The operating profit margin improvement in 2004 was primarily attributable to increased sales volume of windows. The operating profit margins in 2003 reflect increased material and insurance costs, as well as lower results of European operations.

GEOGRAPHIC AREA RESULTS DISCUSSION

     NORTH AMERICA

     Net sales from North American operations increased eight percent in 2005 compared with 2004, and increased 13 percent in 2004 compared with 2003, primarily due to continued strength in the new construction market and increased sales volume of cabinets, installed sales of insulation and non-insulation products, and vinyl and fiberglass windows and patio doors, as well as increased selling prices for certain products.

     Operating profit margins were 15.0 percent, 16.6 percent and 16.3 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Operating profit margins in 2005 were negatively impacted by continued increases in commodity, energy, freight and other petroleum-based product costs, which have not been offset by selling price increases, partially offset by increased sales volume of cabinets, installation services and windows and patio doors to the new construction market. Operating profit margins in 2004 were positively affected by increases in sales volume of assembled cabinets, faucets, paints and stains, vinyl and fiberglass windows and patio doors and installed sales of insulation and non-insulation products. Operating profit margins in 2004 were negatively impacted by increased commodity costs, which offset lower sales promotion costs. The operating profit margins in 2003 reflect increased sales in segments that have somewhat lower operating profit margins, increased commodity and energy costs, as well as increased advertising and promotion costs.

     INTERNATIONAL, PRINCIPALLY EUROPE

     Net sales of the Company's International operations increased one percent in 2005 compared with 2004, primarily due to increased local currency sales of exported plumbing products and ready-to-assemble cabinets, offset in part by declining sales of windows and other plumbing products. Net sales of the Company's International operations increased 22 percent in 2004 compared with 2003, due to increased sales of plumbing products, ready-to-assemble cabinets and windows. A weaker U.S. dollar had a positive effect on the translation of European results in 2004, increasing European net sales in 2004 by 12 percent.

     Operating profit margins were 11.6 percent, 11.6 percent and 8.5 percent for the years ended December 31, 2005, 2004 and 2003, respectively. Operating profit margins for 2005 were affected by increased commodity costs and costs associated with certain profit improvement initiatives, as well as a less favorable product mix. Operating profit margins for 2004 were positively affected by increases in sales volume of plumbing products, ready-to-assemble cabinets and windows. Operating profit margins for International operations for 2003 were adversely affected by the non-cash, pre-tax charges relating to accounting irregularities discussed previously.

OTHER MATTERS

     COMMITMENTS AND CONTINGENCIES

     Litigation

     Information regarding legal proceedings involving the Company is set forth in Note U to the consolidated financial statements.

     Other Commitments

     With respect to the Company's investments in private equity funds, the Company had, at December 31, 2005, commitments to contribute up to $95 million of additional capital to such funds, representing the Company's aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to each of its private equity funds, upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company's investment in the private equity fund when paid.

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase. During 2005, participants in the Program settled their remaining outstanding five-year full recourse personal loans with a bank syndicate. The Company had guaranteed the repayment of the loans; however, all such loans were settled with no requirement for the Company to fulfill such guarantees.

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

     Warranty

     Certain of the Company's products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly. See Note U to the consolidated financial statements for additional information.

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

CONTRACTUAL OBLIGATIONS

     The following table provides payment obligations related to current contracts at December 31, 2005, in millions:

                                                      PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------
                                          LESS THAN    2-3      4-5    MORE THAN
                                           1 YEAR     YEARS    YEARS    5 YEARS    TOTAL
                                          ---------   ------   -----   ---------   ------
Debt (A)................................   $  832     $1,588   $ 11     $2,344     $4,775
Operating leases........................      110        123     64         61        358
Private equity funds (B)................       32         32     31          -         95
Defined-benefit plans...................       38         20     25         70        153
Currently payable income taxes..........       61          -      -          -         61
Interest (C)............................      180        297    276      1,124      1,877
Post-retirement obligations.............        -          1      1          4          6
Purchase commitments (D)................      211         13      -          -        224
                                           ------     ------   ----     ------     ------
  Total.................................   $1,464     $2,074   $408     $3,603     $7,549
                                           ======     ======   ====     ======     ======

     (A) The Company has included $876 million related to the Zero Coupon Convertible Notes, which will be the accreted value on January 20, 2007.

     (B) There is no schedule for the capital commitments to the private equity funds; such allocation was estimated by the Company.

     (C) The Company assumed that all debt would be held to maturity.

     (D) Excludes contracts that do not require volume commitments or open or pending purchase orders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which amends Accounting Research Bulletin No.
43. SFAS No. 151 clarifies the treatment of abnormal costs as period costs rather than as a portion of inventory costs. The adoption of SFAS No. 151 is effective January 1, 2006, and is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. Previously, most voluntary changes in accounting principle were recognized by including the cumulative effect in net income of the period of the change. The adoption of SFAS No. 154 is effective for accounting changes and error corrections subsequent to December 31, 2005, and is not expected to have a material effect on the Company's consolidated financial statements.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143," ("FIN 47"). FIN 47 requires recognition of the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred, generally upon acquisition or construction or through normal operation of the asset. Previously, there were diverse accounting practices regarding the recognition and timing of such obligations. The adoption of FIN 47 was effective for the year ended December 31, 2005, and did not have a material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation," which supersedes SFAS No. 123, SFAS No. 148 and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. The Company will adopt SFAS No. 123R effective January 1, 2006 using the Modified Prospective Application ("MPA") method. The MPA method will require the Company to record expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The expense for unvested stock options at January 1, 2006 will be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of stock options granted before January 1, 2006 are prohibited. The MPA method does not require restatement of prior-year information. The Company expects this additional expense to approximate $7 million pre-tax in 2006. The Company has been using the fair value method for options granted, modified or settled subsequent to January 1, 2003. The Company is currently evaluating the impact that the other provisions of SFAS No. 123R will have on its consolidated financial statements.

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

     The Company is exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to its marketable securities and other investments. The Company has limited involvement with derivative financial instruments and uses such instruments to the extent necessary to manage exposure to fluctuations in interest rates and foreign currency fluctuations. See Note F to the consolidated financial statements for additional information regarding the Company's derivative instruments.

     The derivatives used by the Company for the year ended December 31, 2005 consist of interest rate swap agreements entered into in 2004 for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. The Company, including certain European operations, also entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the United States dollar and the Great Britain pound.

     At December 31, 2005, the Company performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company's long-term investments. Based on the analyses performed, such changes would not be expected to materially affect the Company's consolidated financial position, results of operations or cash flows.

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

     The management of Masco Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2005.

     Management's assessment of the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which expressed unqualified opinions on management's assessment and the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2005. Additionally, PricewaterhouseCoopers LLP expressed an unqualified opinion on the Company's 2005 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Masco Corporation:

     We have completed integrated audits of Masco Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

                                          PricewaterhouseCoopers LLP

Detroit, Michigan
March 2, 2006

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 2005 AND 2004

                                                  (IN MILLIONS, EXCEPT SHARE DATA)
                                      ASSETS
                                                                 2005       2004
                                                                -------    -------
Current Assets:
  Cash and cash investments.................................    $ 1,964    $ 1,256
  Receivables...............................................      1,716      1,732
  Inventories...............................................      1,127      1,132
  Prepaid expenses and other................................        316        282
                                                                -------    -------
          Total current assets..............................      5,123      4,402

Property and equipment, net.................................      2,173      2,272
Goodwill....................................................      4,171      4,408
Other intangible assets, net................................        307        326
Assets held for sale........................................          -        163
Other assets................................................        785        970
                                                                -------    -------
          Total Assets......................................    $12,559    $12,541
                                                                =======    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................    $   832    $    80
  Accounts payable..........................................        837        837
  Accrued liabilities.......................................      1,225      1,230
                                                                -------    -------
          Total current liabilities.........................      2,894      2,147

Long-term debt..............................................      3,915      4,187
Liabilities held for sale...................................          -         44
Deferred income taxes and other.............................        902        740
                                                                -------    -------
          Total Liabilities.................................      7,711      7,118
                                                                -------    -------
Commitments and contingencies

Shareholders' Equity:
  Preferred shares authorized: 1,000,000; issued:
     2005 - None; 2004 - None...............................          -          -
  Common shares authorized: 1,400,000,000; issued and
     outstanding:
     2005 - 419,040,000; 2004 - 446,720,000.................        419        447
  Paid-in capital...........................................          -        642
  Retained earnings.........................................      4,286      3,880
  Accumulated other comprehensive income....................        328        627
  Less: Restricted stock awards.............................       (185)      (173)
                                                                -------    -------
          Total Shareholders' Equity........................      4,848      5,423
                                                                -------    -------
          Total Liabilities and Shareholders' Equity........    $12,559    $12,541
                                                                =======    =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                  (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
                                                                 2005       2004       2003
                                                                -------    -------    -------
Net sales...................................................    $12,642    $11,850    $10,376
Cost of sales...............................................      9,033      8,187      7,192
                                                                -------    -------    -------
       Gross profit.........................................      3,609      3,663      3,184
Selling, general and administrative expenses................      1,969      1,989      1,754
(Income) regarding litigation settlement....................         (6)       (30)       (72)
Goodwill impairment charge..................................         69        112         53
                                                                -------    -------    -------
       Operating profit.....................................      1,577      1,592      1,449
                                                                -------    -------    -------
Other income (expense), net:
  Impairment charge for investments.........................        (45)       (21)       (19)
  Other, net................................................        127        188         77
  Interest expense..........................................       (247)      (217)      (260)
                                                                -------    -------    -------
                                                                   (165)       (50)      (202)
                                                                -------    -------    -------
       Income from continuing operations before income taxes
          and minority interest.............................      1,412      1,542      1,247
Income taxes................................................        518        574        465
                                                                -------    -------    -------
       Income from continuing operations before minority
          interest..........................................        894        968        782
Minority interest...........................................         22         19         13
                                                                -------    -------    -------
       Income from continuing operations....................        872        949        769
Income (loss) from discontinued operations, net of income
  taxes.....................................................         68        (56)        37
                                                                -------    -------    -------
       Net income...........................................    $   940    $   893    $   806
                                                                =======    =======    =======
Earnings per common share:
  Basic:
     Income from continuing operations......................      $2.07      $2.13      $1.60
     Income (loss) from discontinued operations, net of
       income taxes.........................................        .16       (.13)       .08
                                                                -------    -------    -------
     Net income.............................................      $2.23      $2.01      $1.68
                                                                =======    =======    =======
  Diluted:
     Income from continuing operations......................      $2.03      $2.08      $1.57
     Income (loss) from discontinued operations, net of
       income taxes.........................................        .16       (.12)       .08
                                                                -------    -------    -------
     Net income.............................................      $2.19      $1.96      $1.64
                                                                =======    =======    =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                           (IN MILLIONS)
                                                               2005     2004      2003
                                                              ------   -------   -------
Cash Flows From (For):
  Operating Activities:
     Net income.............................................  $  940   $   893   $   806
     Depreciation and amortization..........................     241       237       244
     Deferred income taxes..................................      75        91       179
     (Gain) loss on disposition of businesses, net..........     (63)       33       (89)
     Loss on early retirement of debt.......................       -         -         7
     (Gain) on disposition of investments, net..............     (98)      (92)      (40)
     European charges.......................................       -         -        54
     (Income) regarding litigation settlement...............      (6)      (30)      (72)
     Impairment charges:
       Investments..........................................      45        21        19
       Goodwill.............................................      69       168       142
     Other items, net.......................................     162       143       135
     Increase in receivables................................     (94)     (114)     (126)
     (Increase) decrease in inventories.....................     (57)     (138)       39
     Increase in accounts payable and accrued liabilities,
      net...................................................     160       242       123
                                                              ------   -------   -------
          Net cash from operating activities................   1,374     1,454     1,421
                                                              ------   -------   -------
  Financing Activities:
     Increase in debt.......................................      33        33        46
     Payment of debt........................................    (120)      (73)     (135)
     Issuance of notes, net.................................     494       293         -
     Retirement of notes....................................       -      (266)     (452)
     Proceeds from settlement of swaps......................       -        55         -
     Purchase of Company common stock.......................    (986)     (943)     (827)
     Issuance of Company common stock.......................      33        58        37
     Cash dividends paid....................................    (339)     (302)     (286)
                                                              ------   -------   -------
          Net cash (for) financing activities...............    (885)   (1,145)   (1,617)
                                                              ------   -------   -------
  Investing Activities:
     Capital expenditures...................................    (282)     (310)     (271)
     Purchases of marketable securities.....................    (155)     (349)     (377)
     Proceeds from marketable securities....................     301       629       421
     Proceeds from disposition of:
       Businesses, net of cash disposed.....................     278       172       284
       Other investments, net...............................      47        50        11
       Equity investment....................................       -         -        75
     Acquisition of businesses, net of cash acquired........     (25)      (16)     (239)
     Other, net.............................................      22       (15)      (32)
                                                              ------   -------   -------
          Net cash from (for) investing activities..........     186       161      (128)
                                                              ------   -------   -------
  Effect of exchange rates on cash and cash investments.....      (5)       29        52
                                                              ------   -------   -------
Cash and Cash Investments:
     Increase (decrease) for the year.......................     670       499      (272)
     Cash at businesses held for sale.......................      38       (38)        -
     At January 1...........................................   1,256       795     1,067
                                                              ------   -------   -------
     At December 31.........................................  $1,964   $ 1,256   $   795
                                                              ======   =======   =======

                See notes to consolidated financial statements.

                MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                                        ACCUMULATED
                                                  PREFERRED          COMMON                                OTHER       RESTRICTED
                                                    SHARES           SHARES       PAID-IN   RETAINED   COMPREHENSIVE     STOCK
                                       TOTAL    ($1 PAR VALUE)   ($1 PAR VALUE)   CAPITAL   EARNINGS      INCOME         AWARDS
                                       ------   --------------   --------------   -------   --------   -------------   ----------
Balance, January 1, 2003.............  $5,294       $   -             $489        $2,207     $2,784        $ (22)        $(164)
Net income...........................     806                                                   806
Cumulative translation adjustments...     393                                                                393
Unrealized gain on marketable
  securities, net of income tax of
  $31................................      53                                                                 53
Minimum pension liability, net of
  income tax credit of $1............      (3)                                                                (3)
                                       ------
  Total comprehensive income.........   1,249
Shares issued........................      64                            5            59
Shares repurchased...................    (779)                         (35)         (744)
Settlement of stock-price
  guarantees.........................     (67)                                       (67)
Cash dividends declared..............    (291)                                                 (291)
Stock-based compensation.............     (14)                          (1)          (12)                                   (1)
                                       ------       -----             ----        ------     ------        -----         -----
Balance, December 31, 2003...........  $5,456       $   -             $458        $1,443     $3,299        $ 421         $(165)
Net income...........................     893                                                   893
Cumulative translation adjustments...     214                                                                214
Unrealized loss on marketable
  securities, net of income tax
  credit of $2.......................      (3)                                                                (3)
Minimum pension liability, net of
  income tax credit of $3............      (5)                                                                (5)
                                       ------
  Total comprehensive income.........   1,099
Shares issued........................      58                           20            38
Shares retired:
  Repurchased........................    (903)                         (31)         (872)
  Surrendered........................     (15)                                       (15)
Cash dividends declared..............    (312)                                                 (312)
Stock-based compensation.............      40                                         48                                    (8)
                                       ------       -----             ----        ------     ------        -----         -----
Balance, December 31, 2004...........  $5,423       $   -             $447        $  642     $3,880        $ 627         $(173)
Net income...........................     940                                                   940
Cumulative translation adjustments...    (251)                                                              (251)
Unrealized loss on marketable
  securities, net of income tax
  credit of $5.......................     (10)                                                               (10)
Minimum pension liability, net of
  income tax credit of $23...........     (38)                                                               (38)
                                       ------
  Total comprehensive income.........     641
Shares issued........................     105                            4           101
Shares retired:
  Repurchased........................    (986)                         (31)         (758)      (197)
  Surrendered........................     (33)                          (1)          (32)
Cash dividends declared..............    (337)                                                 (337)
Stock-based compensation.............      35                                         47                                   (12)
                                       ------       -----             ----        ------     ------        -----         -----
Balance, December 31, 2005...........  $4,848       $   -             $419        $    -     $4,286        $ 328         $(185)
                                       ======       =====             ====        ======     ======        =====         =====

                See notes to consolidated financial statements.

                               MASCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. In the first quarter of 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." The Company consolidates the assets, liabilities and results of operations of variable interest entities, for which the Company is the primary beneficiary, in accordance with FIN 46R.

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

     Revenue Recognition. The Company recognizes revenue as title to products and risk of loss is transferred to customers or services are rendered, net of applicable provisions for discounts, returns and allowances. The Company generally recognizes customer program costs, including co-operative advertising and customer incentives, as a reduction to net sales. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

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

     Receivables. The Company does significant business with a number of individual customers, including certain home centers. The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Accounts and notes receivable are presented net of certain allowances (including allowances for doubtful accounts) of $78 million and $82 million at December 31, 2005 and 2004, respectively.

     Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance and repair costs are charged against earnings as incurred.

     Customer Promotion Costs. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. In-store displays that are owned by the Company and used to market the Company's products are included in other assets in the consolidated balance sheets and are amortized over the expected useful life of three years; related amortization expense is classified as a selling expense in the consolidated statements of income.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A. ACCOUNTING POLICIES - (CONTINUED)

     Depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $209 million, $204 million and $189 million in 2005, 2004 and 2003, respectively.

     Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires goodwill and other intangible assets to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method.

     The Company reviews its individual indefinite-lived intangible assets for impairment annually and if an event occurs or circumstances change that indicate the assets may be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales, profit margins and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near and long term.

     Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

     Fair Value of Financial Instruments and Derivative Instruments. The carrying value of financial instruments reported in the consolidated balance sheets for current assets, current liabilities and long-term variable-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments is based principally on information from investment fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company's long-term fixed-rate debt instruments is based principally on quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of non-current investments and long-term debt at December 31, 2005 was approximately $567 million and $3,654 million, compared with the aggregate carrying value of $586 million and $3,915 million, respectively. At December 31, 2004 such aggregate market value was approximately $794 million and $4,026 million, compared with the aggregate carrying value of $785 million and $4,187 million, respectively.

     The Company uses derivative financial instruments to manage exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative instrument that is designated and qualifies as a fair-value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of change.

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

     In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation," which supersedes SFAS No. 123, SFAS No. 148 and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires companies to measure and recognize the cost (fair value) of employee services received in exchange for stock options. SFAS No. 123R also clarifies and expands guidance in several areas including measuring fair value and classification of employee stock-based compensation, including stock options, restricted stock awards and stock appreciation rights. The Company will adopt SFAS No. 123R effective January 1, 2006 using the Modified Prospective Application ("MPA") method. The MPA method will require the Company to record expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The expense for unvested stock options at January 1, 2006 will be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of stock options granted before January 1, 2006 are prohibited. The MPA method does not require the restatement of prior-year information. This additional expense is expected to approximate $7 million pre-tax in 2006. The Company is currently evaluating the impact that the other provisions of SFAS No. 123R will have on its consolidated financial statements.

     In 2005, 2004 and 2003, 4,363,600, 5,627,000 and 5,121,800 option shares, respectively, including restoration option shares, net of cancellations, were awarded and the related expense of $29 million, $21 million and $3 million was included in the Company's consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 (the first year that such expense was recorded), respectively. The following table illustrates the pro forma effect on net income and earnings per

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A. ACCOUNTING POLICIES - (CONTINUED)

common share as if the fair value method were applied to all previously issued stock options, in millions, except per common share amounts:

                                                          2005    2004    2003
                                                          -----   -----   -----
Net income, as reported.................................  $ 940   $ 893   $ 806
Add:
  Stock-based employee compensation expense included in
     reported net income, net of tax....................     47      48      41
Deduct:
  Stock-based employee compensation expense, net of
     tax................................................    (47)    (48)    (41)
  Stock-based employee compensation expense determined
     under the fair value method for stock options
     granted prior to 2003, net of tax..................     (7)    (12)    (12)
                                                          -----   -----   -----
Pro forma net income....................................  $ 933   $ 881   $ 794
                                                          =====   =====   =====
Earnings per common share:
  Basic as reported.....................................  $2.23   $2.01   $1.68
  Basic pro forma.......................................  $2.21   $1.98   $1.66
  Diluted as reported...................................  $2.19   $1.96   $1.64
  Diluted pro forma.....................................  $2.17   $1.93   $1.62

     For SFAS No. 123R calculation purposes, the weighted average grant date fair values of option shares, including restoration options, granted in 2005, 2004 and 2003, were $10.33, $10.36 and $8.89, respectively. The fair values of these options were estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate - 4.1%, 4.4% and 3.3%; dividend yield - 2.3%, 2.1% and 2.3%; volatility factor - 35.8%, 37.0% and 37.0%; and
expected option life - 7 years, 6 years and 7 years.

     Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2005 presentation in the consolidated financial statements. The results of operations related to 2005, 2004 and 2003 dispositions of businesses have been reclassified and separately stated in the accompanying consolidated statements of income for 2005, 2004 and 2003. In the Company's consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

     Other Recently Issued Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends Accounting Research Bulletin No. 43. SFAS No. 151 clarifies the treatment of abnormal costs as period costs rather than as a portion of inventory costs. The adoption of SFAS No. 151 is effective January 1, 2006, and is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. Previously, most voluntary changes in accounting principle were recognized by including the cumulative effect in net income of the period of the change. The adoption of SFAS No. 154 is effective for accounting changes and error corrections subsequent to December 31, 2005, and is not expected to have a material effect on the Company's consolidated financial statements.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143," ("FIN 47"). FIN 47 requires recognition of the

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A. ACCOUNTING POLICIES - (CONCLUDED)

fair value of a legal obligation to perform asset retirement activities when the obligation is incurred, generally upon acquisition or construction or through normal operation of the asset. Previously, there were diverse accounting practices regarding the recognition and timing of such obligations. The adoption of FIN 47 was effective for the year ended December 31, 2005, and did not have a material effect on the Company's consolidated financial statements.

B. DISCONTINUED OPERATIONS

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. In accordance with SFAS No. 144, the Company has accounted for the businesses held for sale at December 31, 2004, as well as other businesses which were sold in 2005, 2004 and 2003, as discontinued operations.

     In 2003, the Company completed the sale of its Baldwin Hardware, Weiser Lock and Marvel Group businesses. Total gross proceeds from the sale of these companies were $289 million; the Company recognized a pre-tax net gain on the disposition of these businesses of $89 million.

     In 2004, the Company determined that several European businesses were not core to the Company's long-term growth strategy and, accordingly, embarked on a plan of disposition (the "2004 Plan"). The discontinued operations were previously included in each of the Company's segments, except the Installation and Other Services segment. In 2004, the Company reduced its estimate of expected proceeds and recognized pre-tax charges of $139 million ($151 million including tax effect) for those businesses that were expected to be divested at a loss. Any gains resulting from the dispositions were recognized when the transactions were completed. During 2004, in separate transactions, the Company completed the sale of its Jung Pumpen, The Alvic Group, Alma Kuchen, E. Missel and SKS Group businesses in Europe. Total gross proceeds from the sale of these companies were $199 million, including cash of $193 million and notes receivable of $6 million. The Company recognized a pre-tax net gain (principally related to the sale of Jung Pumpen) on the disposition of these businesses of $106 million.

     During 2005, in separate transactions, the Company disposed of its Gebhardt Consolidated and GMU Group businesses in Europe as part of the Company's 2004 Plan. Gebhardt Consolidated supplies ventilation products and GMU Group manufactures cabinets. Total gross proceeds from the sale of Gebhardt Consolidated and GMU Group were $130 million; the Company recognized a pre-tax net gain (principally related to the sale of Gebhardt Consolidated) on the disposition of these businesses of $9 million. Net proceeds from the disposition of businesses completed in 2005 and 2004, pursuant to the Company's 2004 Plan, aggregated $280 million.

     During 2005, the Company recorded as income from discontinued operations, approximately $3 million related to the reversal of severance and termination accruals that were recorded in 2004 as part of the 2004 Plan. The Company also recorded income of approximately $4 million (included in gain on disposal of discontinued operations, net) related to the reversal of expected fee and expense accruals that were recorded in 2004 as part of the 2004 Plan. The Company does not expect to incur any additional severance costs or fees and expenses related to the 2004 Plan.

     Also during 2005, in separate transactions, the Company completed the disposition of Zenith Products and Aran Group; such dispositions were completed pursuant to the Company's determination that these business units were not core to the Company's long-term cabinet platform strategy. Zenith Products manufactures bathroom storage and organization products for the North American

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

B. DISCONTINUED OPERATIONS - (CONCLUDED)

retail market and Aran Group is a European manufacturer of assembled and ready-to-assemble kitchen cabinets; both business units were in the Cabinets and Related Products segment. Total gross proceeds from the sale of Zenith Products and Aran Group were $189 million; the Company recognized a pre-tax net gain (principally related to the sale of Zenith Products) on the disposition of these businesses of $50 million.

     Gains from the 2005, 2004 and 2003 dispositions are included in income
(loss) from discontinued operations in the consolidated statements of income.

     Selected financial information for the 2005, 2004 and 2003 discontinued operations, during the period owned by the Company, was as follows for the years ended December 31, 2005, 2004 and 2003, in millions:

                                                              2005   2004    2003
                                                              ----   -----   ----
Net sales...................................................  $242   $ 581   $758
                                                              ====   =====   ====
Income (loss) from discontinued operations..................  $ 39   $   5   $(10)
Gain on disposal of discontinued operations, net............    63     106     89
Impairment of assets held for sale..........................     -    (139)     -
                                                              ----   -----   ----
Income (loss) before income taxes...........................   102     (28)    79
Income tax..................................................   (34)    (28)   (42)
                                                              ----   -----   ----
  Income (loss) from discontinued operations, net of income
     taxes..................................................  $ 68   $ (56)  $ 37
                                                              ====   =====   ====

     The $63 million gain in 2005 on disposal of discontinued operations, net, is principally related to the businesses sold in the fourth quarter of 2005; such businesses were not included in the 2004 Plan or the impairment of assets held for sale in 2004.

     Included in income tax above is income tax related to income (loss) from discontinued operations of $11 million, $4 million and $5 million in 2005, 2004, and 2003, respectively. Income (loss) before income taxes above includes non-cash, pre-tax goodwill impairment charges of $56 million and $89 million for the years ended December 31, 2004 and 2003, respectively.

     The unusual relationship between income tax and (loss) before income taxes in 2004 (including the impairment charge for assets held for sale and the net gain on disposals) resulted primarily from the expected loss providing no current tax benefit and from the reversal of deferred tax assets of the discontinued operations which were no longer expected to be realized.

C. ACQUISITIONS

     During 2005, 2004, and 2003, the Company acquired several relatively small businesses (primarily in the Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

C. ACQUISITIONS - (CONCLUDED)

price of these acquisitions was as follows for the years ended December 31, 2005, 2004 and 2003, in millions:

                                                                2005    2004    2003
                                                                ----    ----    ----
Cash, net...................................................    $10     $ 8     $57
Assumed debt................................................      2       2       6
                                                                ---     ---     ---
     Total net purchase price...............................    $12     $10     $63
                                                                ===     ===     ===

     Certain purchase agreements provided for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions were met, including the operating performance of the acquired business and the price of the Company's common stock. At December 31, 2005, there were no outstanding contingent purchase price commitments or stock price guarantees. The Company paid an additional $15 million, $31 million (including $8 million in cash) and $182 million of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments in 2005, 2004 and 2003, respectively, relating to previously acquired companies. Common shares that were contingently issuable at December 31, 2004 and 2003 were included in the computation of diluted earnings per common share for 2004 and 2003, respectively.

D. INVENTORIES

                                                                   (IN MILLIONS)
                                                                 AT DECEMBER 31
                                                                ----------------
                                                                 2005      2004
                                                                ------    ------
Finished goods..............................................    $  525    $  577
Raw material................................................       427       406
Work in process.............................................       175       149
                                                                ------    ------
     Total..................................................    $1,127    $1,132
                                                                ======    ======

     Inventories which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

E. INVESTMENTS

FINANCIAL INVESTMENTS

     The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

E. INVESTMENTS - (CONTINUED)

any current and future tax capital losses. Included in other assets were the following financial investments, in millions:

                                                                AT DECEMBER 31
                                                                --------------
                                                                2005      2004
                                                                ----      ----
Marketable securities:
  Furniture Brands International............................    $ 90      $100
  Other.....................................................      25       163
Private equity funds........................................     262       308
Metaldyne Corporation.......................................      94        84
TriMas Corporation..........................................      46        46
Other investments...........................................      12         9
                                                                ----      ----
     Total..................................................    $529      $710
                                                                ====      ====

     Investments in marketable securities are accounted for as available-for-sale. Accordingly, the Company records these investments at fair value, and unrealized gains and losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on specific identification.

     The Company had investments in 20 different marketable securities at December 31, 2005. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based on this review, in the third quarter of 2005, the Company recognized an impairment charge of $28 million related to its investment in four million shares of Furniture Brands International (NYSE: FBN) common stock to reduce the cost basis from $25.05 per share to the market value at September 30, 2005 of $18.03 per share. In 2004, the Company also recognized an impairment charge of $21 million related to the Company's investment in FBN. At December 31, 2005, the FBN common stock was in an unrealized gain position; the aggregate carrying value of the investment was $90 million. The FBN common stock, included in marketable securities, was received in June 2002 from the Company's investment in Furnishings International Inc. debt.

     The Company's investments in private equity funds and other private investments are carried at cost and are evaluated for impairment at each reporting period, or when circumstances, including the maturity of the fund, indicate impairment may exist. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. Based on the Company's review of its private equity funds, the Company considered the decline in the estimated market value of certain of its private equity fund investments to be other-than-temporary and, accordingly, recognized an impairment charge of $15 million in the third quarter of 2005. At December 31, 2005, the carrying value of the Company's investments in private equity funds exceeded the estimated market value, as determined by the fund managers, by approximately $19 million, which the Company considers to be a temporary decline in estimated fair value.

     In November 2000, the Company reduced its common equity ownership in Metaldyne Corporation (formerly MascoTech, Inc.) through a recapitalization merger with an affiliate of Heartland Indus-

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

E. INVESTMENTS - (CONCLUDED)

trial Partners, L.P., a private equity fund in which the Company has invested $47 million (representing less than five percent of the fund). The Company currently owns six percent of the common equity of Metaldyne. The Company also holds preferred stock of Metaldyne, which accrues dividends at the rate of 15 percent per year. In June 2002, Metaldyne sold approximately 66 percent of the fully diluted common equity of its TriMas Corporation subsidiary to Heartland Industrial Partners, L.P. The Company exercised its right to its proportionate share and acquired approximately six percent of TriMas Corporation common stock for $25 million. In November 2004, the Company acquired an additional investment in TriMas common stock from Metaldyne for an aggregate cost of $21 million. The Company had an approximate 10 percent ownership in TriMas Corporation common stock at December 31, 2005 and 2004. Metaldyne is an automotive supplier and TriMas is a diversified manufacturer with a significant portion of its business associated with transportation products. The economic environment for businesses associated with the automotive and transportation industries is challenging and impacted by rising commodity and energy costs and customer resistance to price increases to offset such cost increases.

     The Company's investments in marketable securities were as follows, in millions:

                                                               PRE-TAX
                                                       ------------------------
                                                       UNREALIZED    UNREALIZED    RECORDED
                                         COST BASIS      GAINS         LOSSES       BASIS
                                         ----------    ----------    ----------    --------
December 31, 2005....................       $ 94          $21          $   -         $115
December 31, 2004....................       $227          $36          $   -         $263

     Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

                                                              2005    2004    2003
                                                              ----    ----    ----
Realized gains from marketable securities.................    $ 39    $ 70    $ 38
Realized losses from marketable securities................      (9)    (20)    (15)
Dividend income from marketable securities................       4      14      16
Income from other investments, net........................      68      42      17
Dividend income from other investments....................      12      13       9
                                                              ----    ----    ----
     Income from financial investments, net...............    $114    $119    $ 65
                                                              ====    ====    ====
Impairment charge:
  Marketable securities...................................    $(30)   $(21)   $ (3)
  Private equity funds....................................     (15)     --     (16)
                                                              ----    ----    ----
     Total impairment charge..............................    $(45)   $(21)   $(19)
                                                              ====    ====    ====

EQUITY INVESTMENTS

     In 2003, the Company completed the sale of its 42 percent equity investment in Emco Limited, a Canadian distributor of plumbing and related products with approximate 2002 sales of $860 million, for cash proceeds of $75 million. The sale resulted in a pre-tax gain of $5 million.

F. DERIVATIVES

     During 2003, the Company entered into interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. In 2004, the Company terminated two interest rate swaps relating to $850 million of fixed-rate debt. These swap agreements were

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

F. DERIVATIVES - (CONCLUDED)

accounted for as fair value hedges. The gain of approximately $45 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

     In early 2004, the Company entered into new interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as a fair-value hedge, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. The average variable interest rates are based on LIBOR plus a fixed adjustment factor. The average effective rate on the interest rate swaps was 5.519% in 2005. At December 31, 2005, the interest rate swap agreements covered a notional amount of $850 million of the Company's fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The hedges are considered 100 percent effective; therefore, the fair value of $43 million and $24 million was recorded in long-term debt with a corresponding increase to other assets in the Company's consolidated balance sheets at December 31, 2005 and 2004, respectively.

     The amount recognized as a reduction of interest expense was $3 million, $22 million and $3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     At December 31, 2005, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $12 million, $10 million and $4 million to manage exposure to currency fluctuations in the United States dollar, Great Britain pound and various other currencies, respectively. At December 31, 2004, certain of the Company's European operations had entered into foreign currency forward contracts with notional amounts of $24 million, $29 million and $1 million to manage exposure to currency fluctuations in the United States dollar, Great Britain pound and various other currencies, respectively. Based on year-end market prices, no asset or liability was recorded at December 31, 2005 and 2004, as the forward price is substantially the same as the contract price. The counterparties to the Company's forward contracts are major financial institutions. In the unlikely event that the counterparties fail to meet the terms of a foreign currency forward contract, the Company's exposure is limited to the foreign currency rate differential.

G. PROPERTY AND EQUIPMENT

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Land and improvements.......................................  $  188   $  191
Buildings...................................................     974      980
Machinery and equipment.....................................   2,356    2,364
                                                              ------   ------
                                                               3,518    3,535
Less: Accumulated depreciation..............................   1,345    1,263
                                                              ------   ------
     Total..................................................  $2,173   $2,272
                                                              ======   ======

     The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense related to these leases, recorded in the consolidated statements of income, totaled approximately $146 million, $142 million and $122 million during 2005, 2004 and 2003, respectively. Future minimum lease payments at December 31, 2005 were approximately as follows: 2006 - $110 million; 2007 - $74 million; 2008 - $49 million; 2009 - $33 million; and 2010 and beyond - $92 million.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

G. PROPERTY AND EQUIPMENT - (CONCLUDED)

     The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded approximately $12 million and $13 million of rental expense paid in 2005 and 2004, respectively, to such related parties.

H. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by segment, are as follows, in millions:

                                     BALANCE                                      PRE-TAX                 BALANCE
                                     DEC. 31,                    DISCONTINUED    IMPAIRMENT               DEC. 31,
                                       2004     ADDITIONS (A)   OPERATIONS (B)     CHARGE     OTHER (C)     2005
                                     --------   -------------   --------------   ----------   ---------   --------
Cabinets and Related Products......   $  644         $ 2             $(39)         $   -        $ (60)     $  547
Plumbing Products..................      514           -                -             (7)         (46)        461
Installation and Other Services....    1,710           8                -              -            -       1,718
Decorative Architectural
  Products.........................      344           -                -            (26)          (7)        311
Other Specialty Products...........    1,196          12                -            (36)         (38)      1,134
                                      ------         ---             ----          -----        -----      ------
  Total............................   $4,408         $22             $(39)         $ (69)       $(151)     $4,171
                                      ======         ===             ====          =====        =====      ======

                                     BALANCE                                      PRE-TAX                 BALANCE
                                     DEC. 31,                    DISCONTINUED    IMPAIRMENT               DEC. 31,
                                       2003     ADDITIONS (A)   OPERATIONS (B)     CHARGE     OTHER (C)     2004
                                     --------   -------------   --------------   ----------   ---------   --------
Cabinets and Related Products......   $  708         $ 7             $(64)         $ (56)       $  49      $  644
Plumbing Products..................      498           8                -            (25)          33         514
Installation and Other Services....    1,701          10                -              -           (1)      1,710
Decorative Architectural
  Products.........................      398           -                -            (62)           8         344
Other Specialty Products...........    1,186           8               (4)           (25)          31       1,196
                                      ------         ---             ----          -----        -----      ------
  Total............................   $4,491         $33             $(68)         $(168)       $ 120      $4,408
                                      ======         ===             ====          =====        =====      ======

(A) Additions include acquisitions and contingent consideration for prior acquisitions of $7 million and $15 million, respectively, for 2005 and $8 million and $25 million, respectively, for 2004.

(B) During 2005, the Company completed the disposition of two business units that were not previously classified as discontinued operations. During 2004, the Company reclassified the goodwill related to European businesses held as discontinued operations. The Company also recognized charges in 2004 for those businesses expected to be divested at a loss; the charges included a write-down of goodwill of $64 million.

(C) Other includes principally foreign currency translation adjustments and reclassifications and purchase price adjustments related to the finalization of certain purchase price allocations.

     The Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2005 and 2004. This test indicated that other indefinite-lived intangible assets were not impaired; however, goodwill recorded for certain of the Company's European businesses was impaired, principally due to the continuing weakness in certain European markets. The Company recognized the related non-cash, pre-tax impairment charge for continuing operations of $69 million ($69 million, after tax) and $112 million ($104 million, after tax) for the years ended December 31, 2005 and 2004, respectively.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

H. GOODWILL AND OTHER INTANGIBLE ASSETS - (CONCLUDED)

     Other indefinite-lived intangible assets of $254 million at December 31, 2005 and $255 million at December 31, 2004 primarily include registered trademarks. The carrying value of the Company's definite-lived intangible assets was $53 million at December 31, 2005 (net of accumulated amortization of $58 million) and $71 million at December 31, 2004 (net of accumulated amortization of $65 million) and principally includes customer relationships and non-compete agreements, with a weighted average amortization period of 12 years in 2005 and 10 years in 2004. Amortization expense related to the definite-lived intangible assets was $22 million, $20 million and $25 million in 2005, 2004 and 2003, respectively.

     At December 31, 2005, amortization expense related to the definite-lived intangible assets during each of the next five years was approximately as follows: 2006 - $10 million; 2007 - $7 million; 2008 - $7 million; 2009 - $6 million; and 2010 - $5 million.

I. OTHER ASSETS

                                                               (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              --------------
                                                              2005     2004
                                                              -----    -----
Financial investments (Note E)..............................  $529     $710
In-store displays...........................................    81       95
Prepaid benefit cost (Note O)...............................    43       44
Debenture expense...........................................    25       24
Notes receivable............................................    14       16
Other.......................................................    93       81
                                                              ----     ----
  Total.....................................................  $785     $970
                                                              ====     ====

J. ACCRUED LIABILITIES

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Employee retirement plans...................................  $  216   $  223
Salaries, wages and commissions.............................     201      209
Insurance...................................................     194      183
Advertising and sales promotion.............................     140      136
Warranty (Note U)...........................................     105      100
Dividends payable...........................................      83       81
Interest....................................................      74       73
Income taxes................................................      61       59
Property, payroll and other taxes...........................      57       64
Litigation..................................................      10       22
Other.......................................................      84       80
                                                              ------   ------
  Total.....................................................  $1,225   $1,230
                                                              ======   ======

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

K. DEBT

                                                                (IN MILLIONS)
                                                              AT DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Notes and debentures:
  6.75 %, due Mar. 15, 2006.................................  $  800   $  800
  4.625%, due Aug. 15, 2007.................................     300      300
  5.75 %, due Oct. 15, 2008.................................     100      100
  5.875%, due July 15, 2012.................................     850      850
  7.125%, due Aug. 15, 2013.................................     200      200
  4.8  %, due June 15, 2015.................................     500        -
  6.625%, due Apr. 15, 2018.................................     114      114
  7.75 %, due Aug. 1, 2029..................................     296      296
  6.5  %, due Aug. 15, 2032.................................     300      300
  Zero Coupon Convertible Senior Notes due 2031 (accreted
     value).................................................     848      823
  Floating-Rate Notes, due 2007.............................     300      300
  Notes payable to banks....................................       -        -
  Other.....................................................     139      184
                                                              ------   ------
                                                               4,747    4,267
Less: Current portion.......................................     832       80
                                                              ------   ------
     Total Long-term debt...................................  $3,915   $4,187
                                                              ======   ======

     All of the notes and debentures above are senior indebtedness and, other than bank notes, the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company's option.

     On June 10, 2005, the Company issued $500 million of fixed-rate 4.8% notes due 2015, resulting in net proceeds of $494 million. The Company reclassified $800 million of 6.75% notes due March 2006 to current liabilities; the Company intends to use a portion of its cash to retire this debt.

     On March 9, 2004, the Company issued $300 million of floating-rate notes due 2007, resulting in net proceeds of $299 million. The interest rate is calculated based on the three-month LIBOR plus .25%; such rate averaged 3.6% and 1.8% for the years ended December 31, 2005 and 2004, respectively. During 2004, the Company retired the remaining $266 million of 6% notes due May 2004.

     In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 ("Old Notes"), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 ("New Notes" or "Notes"). The Company exchanged the Notes as a result of EITF No. 04-08 that would have required the total number of shares underlying the Old Notes to be included in the calculation of diluted earnings per common share, whether or not the Old Notes were convertible according to their terms. The issue price of the New Notes was the equivalent of the accreted value of the Old Notes on the date of the exchange, or $438.54 per $1,000 principal amount at maturity, which continues to represent a yield to maturity of 3.125% compounded semi-annually. In addition, in consideration for exchanging the Old Notes, holders of the New Notes received an exchange fee of

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

K. DEBT - (CONTINUED)

$1.25 per $1,000 principal amount at maturity of the New Notes, which approximated $2 million and was expensed through the following put date of January 20, 2005.

     From July 2002 through December 31, 2005, holders of $27.2 million and $1.6 million principal amount at maturity of Old Notes and New Notes, respectively, exercised their right to require the Company to repurchase such Notes for $11.1 million cash and $.7 million cash, respectively, the accreted value of the Notes on the date of exercise. During 2005, the Company repurchased $.8 million principal amount at maturity of Old Notes for cash of $.4 million, the accreted value of such Notes on the date of repurchase. At December 31, 2005, over 99 percent of the outstanding Notes were New Notes.

     The New Notes have substantially the same terms as the Old Notes, except for the form of consideration payable upon conversion. Upon conversion of the Old Notes, the Company would have delivered shares of its common stock at the applicable conversion rate. Upon conversion of the New Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in only cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. Similar to the Old Notes, the New Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 118 2/3, declining by 1/3% each year thereafter, of the accreted value of the New Notes ($452.82 per $1,000 principal amount at maturity as of December 31, 2005) divided by the conversion rate of 12.7317 shares for each $1,000 principal amount at maturity of the New Notes or $42.21 per common share at December 31, 2005. The New Notes, similar to the Old Notes, also become convertible if the Company's credit rating is reduced to below investment grade, or if certain actions are taken by the Company.

     Similar to the Old Notes, the Company will not pay interest in cash on the Notes prior to maturity except in certain circumstances, including possible contingent interest payments that are not expected to be material. Similar to the Old Notes, holders of the New Notes have the option to require that the New Notes be repurchased by the Company on January 20, 2007; July 20, 2011; and every five years thereafter.

     Until January 25, 2007, the Company may redeem all, but not part, of the Notes at their accreted value, only if the closing price for the Company's common stock on the New York Stock Exchange exceeds the conversion price of the Notes by 130% for a specified period of time. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

     At December 31, 2005, the Company had a $2.0 billion 5-Year Revolving Credit Agreement with a group of banks syndicated in the United States, which expires in November 2009. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based on various floating-rate options as selected by the Company. There were no borrowings under the 5-Year Revolving Credit Agreement at December 31, 2005 and 2004.

     In February 2006, the Company amended the terms of the $2.0 billion 5-Year Revolving Credit Agreement; the amendment primarily affected the requirement for the Company to maintain certain levels of net worth.

     The 5-Year Revolving Credit Agreement, as amended, contains limitations on additional borrowings; at December 31, 2005, the Company had additional borrowing capacity, subject to availability, of up to $2.5 billion. The 5-Year Revolving Credit Agreement, as amended, also contains a requirement for maintaining a certain level of net worth; at December 31, 2005, the Company's net worth exceeded such requirement by $842 million.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

K. DEBT - (CONCLUDED)

     At December 31, 2005, the maturities of long-term debt during each of the next five years were approximately as follows: 2006 - $832 million;
2007 - $1,483 million (including $876 million related to the Zero Coupon Convertible Notes, the accreted value at the next put option date of January 20,
2007); 2008 - $105 million; 2009 - $10 million; and 2010 - $1 million.

     At December 31, 2005, the amount of debt and equity securities issuable under the Company's unallocated shelf registration statement with the Securities and Exchange Commission was $1.5 billion.

     Interest paid was $246 million, $219 million and $282 million in 2005, 2004 and 2003, respectively.

L. MINORITY INTEREST

     The Company owns 64 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $89 million and $80 million at December 31, 2005 and 2004, respectively, is recorded in deferred income taxes and other liabilities on the Company's consolidated balance sheets.

M. SHAREHOLDERS' EQUITY

     In March 2005, the Company's Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company's common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2003. At December 31, 2005, the Company had remaining authorization to repurchase up to 29 million shares of its common stock in open-market transactions or otherwise. Approximately 31 million common shares in both 2005 and 2004, and 35 million common shares in 2003 were repurchased and retired for cash aggregating $986 million, $903 million and $779 million in 2005, 2004 and 2003, respectively.

     On the basis of amounts paid (declared), cash dividends per common share were $.78 ($.80) in 2005, $.66 ($.68) in 2004 and $.58 ($.60) in 2003,
respectively. In 2005, the Company increased its quarterly cash dividend by 11 percent to $.20 per common share from $.18 per common share.

     In 1995, the Company's Board of Directors announced the approval of a Shareholder Rights Plan. The Rights were designed to enhance the Board's ability to protect the Company's shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the shareholders. The Rights were issued to shareholders of record in December 1995 and expired in December 2005.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Company's total comprehensive income was as follows for the years ended December 31, 2005, 2004 and 2003, in millions:

                                                                2005      2004      2003
                                                                -----    ------    ------
Net income..................................................    $ 940    $  893    $  806
Other comprehensive income (loss):
  Cumulative translation adjustments, net...................     (251)      214       393
  Unrealized (loss) gain on marketable securities, net......      (10)       (3)       53
  Minimum pension liability, net............................      (38)       (5)       (3)
                                                                -----    ------    ------
     Total comprehensive income.............................    $ 641    $1,099    $1,249
                                                                =====    ======    ======

     The unrealized (loss) gain, net, on marketable securities is net of income tax (credit) of $(5) million, $(2) million and $31 million for 2005, 2004 and 2003, respectively. The minimum pension liability, net is

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

M. SHAREHOLDERS' EQUITY - (CONCLUDED)

net of income tax (credit) of $(23) million, $(3) million and $(1) million for 2005, 2004 and 2003, respectively.

     The components of accumulated other comprehensive income were as follows, in millions:

                                                                       AT
                                                                  DECEMBER 31
                                                                ----------------
                                                                 2005      2004
                                                                ------    ------
Cumulative translation adjustments, net.....................    $  419    $  670
Unrealized gain on marketable securities, net...............        13        23
Minimum pension liability, net..............................      (104)      (66)
                                                                ------    ------
  Accumulated other comprehensive income....................    $  328    $  627
                                                                ======    ======

     The unrealized gain on marketable securities, net, is reported net of income tax of $8 million and $13 million at December 31, 2005 and 2004, respectively. The minimum pension liability is reported net of income tax credit of $61 million and $38 million at December 31, 2005 and 2004, respectively.

     There were no realized gains, net, on marketable securities to be reclassified from accumulated other comprehensive income for the year ended December 31, 2005. The realized gains, net, on marketable securities of $19 million, net of tax effect, for 2004 were included in determining net income and were reclassified from accumulated other comprehensive income.

N. STOCK OPTIONS AND AWARDS

     The Company's 2005 Long Term Stock Incentive Plan (the "2005 Plan") replaced the 1991 Long Term Stock Incentive Plan (the "1991 Plan") in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2005, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock appreciation rights, phantom stock awards and stock options. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of part of the compensation to non-employee Directors in Company common stock. Compensation expense related to stock-based incentives was as follows for the years ended December 31, 2005, 2004 and 2003, in millions:

                                                                2005    2004    2003
                                                                ----    ----    ----
Restricted long-term stock awards...........................    $44     $39     $50
Stock options...............................................     29      21       3
Stock appreciation rights and phantom stock awards..........      2      17      12
                                                                ---     ---     ---
  Total.....................................................    $75     $77     $65
                                                                ===     ===     ===

RESTRICTED LONG-TERM STOCK AWARDS

     Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of reacquiring an equal number of shares on the open market.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

N. STOCK OPTIONS AND AWARDS - (CONTINUED)

     The following table summarizes the long-term stock awards granted, net of cancellations, for the three years ended December 31, 2005, shares in millions:

                                                                2005    2004    2003
                                                                ----    ----    ----
Stock award shares granted..................................      1       2       2
Weighted average grant date fair value (per share)..........    $36     $28     $19

     The unvested stock awards, aggregating $185 million (9 million common shares) and $173 million (10 million common shares) at December 31, 2005 and 2004, respectively, are included as a reduction in shareholders' equity and are being expensed based on the respective vesting periods, principally 10 years.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK AWARDS

     In 2005, 2004 and 2003, the Company issued stock appreciation rights ("SARs") to certain foreign employees with cash compensation linked to the value of 366,800 shares, 315,000 shares and 287,800 shares, respectively, of Company common stock. The Company also issued phantom stock awards linked to the value of 150,100 shares, 156,000 shares and 160,500 shares of Company common stock in 2005, 2004 and 2003, respectively.

STOCK OPTIONS

     Fixed price stock options are granted to key employees and non-employee Directors of the Company. The grant date exercise price equals the market price of Company common stock on the date of grant. These options generally become exercisable in installments beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. Restoration stock options under the 1991 Plan become exercisable six months from the date of grant. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from options granted under the 1991 Plan.

     The following table summarizes the stock options granted for the three years ended December 31, 2005, shares in millions:

                                                    2005      2004      2003
                                                   -------   -------   -------
Stock option shares granted......................        4         4         4
Restoration stock option shares granted..........        -         2         1
Grant date exercise price range (per share)......  $28-$38   $26-$37   $23-$28

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

N. STOCK OPTIONS AND AWARDS - (CONCLUDED)

     A summary of the status of the Company's fixed stock options for the three years ended December 31, 2005 is presented below, shares in millions:

                                                              2005   2004   2003
                                                              ----   ----   ----
Option shares outstanding, January 1........................   26     26     26
  Weighted average exercise price...........................  $25    $22    $21
Option shares granted, including restoration options........    4      6      5
  Weighted average exercise price...........................  $31    $31    $27
Option shares exercised.....................................    2      5      4
  Weighted average exercise price...........................  $20    $20    $20
Option shares canceled......................................    1      1      1
  Weighted average exercise price...........................  $25    $23    $22
Option shares outstanding, December 31......................   27     26     26
  Weighted average exercise price...........................  $26    $25    $22
  Weighted average remaining option term (in years).........    6      6      6
Option shares exercisable, December 31......................   16     10     10
  Weighted average exercise price...........................  $25    $24    $22

     The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2005, shares in millions:

          OPTION SHARES OUTSTANDING             OPTION SHARES EXERCISABLE
---------------------------------------------   --------------------------
                        WEIGHTED     WEIGHTED                   WEIGHTED
                         AVERAGE     AVERAGE                     AVERAGE
RANGE OF   NUMBER OF    REMAINING    EXERCISE    NUMBER OF      EXERCISE
 PRICES     SHARES     OPTION TERM    PRICE        SHARES         PRICE
--------   ---------   -----------   --------   ------------   -----------
 $16-22       10         5 Years       $20            8            $20
  23-28        5         7 Years        27            2             27
  29-32       11         7 Years        30            5             30
  33-38        1         3 Years        35            1             35
--------   ---------   -----------   --------   ------------   -----------
 $16-38       27         6 Years       $26           16            $25
========   =========   ===========   ========   ============   ===========

     At December 31, 2005, a total of 25,004,000 shares and 382,300 shares of Company common stock were available under the 2005 Plan and the 1997 Plan, respectively, for the granting of stock options and other restricted long-term stock incentive awards.

O. EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined-benefit and defined-contribution plans for most of its employees. In addition, substantially all salaried employees participate in non-contributory defined-contribution plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company's defined-benefit and defined-contribution plans were $51 million and $42 million in 2005, $55 million and $42 million in 2004 and $68 million and $38 million in 2003, respectively.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS - (CONTINUED)

     Net periodic pension cost for the Company's qualified defined-benefit pension plans includes the following components for the three years ended December 31, 2005, in millions:

                                                               2005    2004    2003
                                                               ----    ----    ----
Service cost...............................................    $ 18    $ 16    $ 16
Interest cost..............................................      40      39      37
Expected return on plan assets.............................     (42)    (38)    (28)
Amortization of prior-service cost.........................       1       1       1
Amortization of net loss...................................       5       6       7
                                                               ----    ----    ----
     NET PERIODIC PENSION COST.............................    $ 22    $ 24    $ 33
                                                               ====    ====    ====

     The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's qualified defined-benefit pension plans at December 31, in millions:

                                                                2005     2004
                                                                -----    -----
CHANGES IN PROJECTED BENEFIT OBLIGATION:
  Projected benefit obligation at January 1.................    $ 712    $ 638
  Service cost..............................................       18       16
  Interest cost.............................................       40       39
  Participant contributions.................................        1        1
  Plan amendments...........................................       (2)       2
  Actuarial loss............................................       50       36
  Foreign currency exchange.................................      (17)      12
  Settlements...............................................       (2)      (3)
  Benefit payments..........................................      (29)     (29)
                                                                -----    -----
     PROJECTED BENEFIT OBLIGATION AT DECEMBER 31............    $ 771    $ 712
                                                                =====    =====
CHANGES IN FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at January 1....................    $ 519    $ 421
  Actual return on plan assets..............................       30       56
  Foreign currency exchange.................................       (6)       5
  Company contributions.....................................       27       68
  Participant contributions.................................        1        1
  Settlements...............................................       (2)      (3)
  Benefit payments..........................................      (29)     (29)
                                                                -----    -----
     FAIR VALUE OF PLAN ASSETS AT DECEMBER 31...............    $ 540    $ 519
                                                                =====    =====
FUNDED STATUS OF QUALIFIED DEFINED-BENEFIT PENSION PLANS:
  Plan assets (less than) projected benefit obligation at
     December 31............................................    $(231)   $(193)
  Unamortized net transition obligation.....................        1        1
  Unamortized prior-service cost............................        5        8
  Unamortized net loss......................................      194      140
                                                                -----    -----
     NET (LIABILITY) RECOGNIZED AT DECEMBER 31..............    $ (31)   $ (44)
                                                                =====    =====

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS - (CONTINUED)

     The following represents amounts recognized in the Company's consolidated balance sheets at December 31, in millions:

                                                                2005     2004
                                                                -----    -----
Accrued benefit liability...................................    $(220)   $(177)
Prepaid benefit cost........................................       43       44
Intangible asset............................................        9        8
Accumulated other comprehensive income......................      137       81
                                                                -----    -----
     NET AMOUNTS RECOGNIZED.................................    $ (31)   $ (44)
                                                                =====    =====

     Information for qualified defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows at December 31, in millions:

                                                                2005    2004
                                                                ----    ----
Accumulated benefit obligation..............................    $712    $644
Fair value of plan assets...................................    $535    $509

     The projected benefit obligation was in excess of plan assets for all qualified defined-benefit pension plans.

PLAN ASSETS

     Following is a summary of the Company's qualified defined-benefit pension plan weighted average asset allocation at December 31:

                                                              2005   2004
                                                              ----   ----
Equity securities...........................................   83%    86%
Debt securities.............................................    4%     5%
Other.......................................................   13%     9%
                                                              ----   ----
     Total..................................................  100%   100%
                                                              ====   ====

     The investment objectives of the Company's qualified defined-benefit pension plans are: 1) to earn a return, net of fees, greater than or equal to the expected long-term rate of return on plan assets; 2) to diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and 3) to maintain liquidity sufficient to meet Plan obligations. Target allocations are: equity securities (85%), debt securities (5%) and other investments (10%).

     Plan assets include approximately 1.4 million shares of Company common stock valued at $43 million and $52 million at December 31, 2005 and 2004, respectively.

     The major assumptions used in accounting for the Company's defined-benefit pension plans at December 31, 2005, 2004 and 2003 were primarily as follows:

                                                         2005    2004    2003
                                                         -----   -----   -----
Discount rate for obligations..........................  5.25%   5.75%   6.25%
Expected return on plan assets.........................  8.50%   8.50%   8.50%
Rate of compensation increase..........................  4.00%   4.00%   4.50%
Discount rate for net periodic pension cost............  5.75%   6.25%   6.75%

     The discount rate for obligations is based on the expected duration of each defined benefit pension plan's liabilities matched to the December 31, 2005 Citigroup Pension Discount Curve. Such rates for

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

O. EMPLOYEE RETIREMENT PLANS - (CONCLUDED)

the Company's defined benefit pension plans ranged from 4.00 percent to 5.75 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.25 percent or higher.

     The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based on the current asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense is primarily January 1.

OTHER

     In addition to the Company's qualified defined-benefit pension plans, the Company has unfunded non-qualified supplemental defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to these non-qualified plans totaled $134 million and $143 million at December 31, 2005 and $118 million and $125 million at December 31, 2004, respectively. Net periodic pension cost for these plans was $17 million in both 2005 and 2004 and $13 million in 2003.

     The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based on age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation approximated $7 million and $6 million at December 31, 2005 and 2004, respectively.

CASH FLOWS

     The Company expects to contribute approximately $31 million to its qualified defined-benefit pension plans in 2006. The Company also expects to pay benefits of $7 million to participants of its unfunded non-qualified supplemental defined-benefit pension plans in 2006.

     The benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company's qualified defined-benefit pension plans, are as follows: 2006 - $29 million; 2007 - $35 million; 2008 - $30 million; 2009 - $32 million; 2010 - $33 million; and 2011 -
2015 - $195 million. The benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company's unfunded non-qualified supplemental defined-benefit pension plans, are as follows: 2006 - $7 million; 2007 - $8 million; 2008 - $8 million; 2009 - $9 million; 2010 - $10 million; and 2011-2015 - $54 million.

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

     The Company's segments are based on similarities in products and services and represent the aggregation of operating units for which financial information is regularly evaluated by the Company's corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based on operating profit and, other than general corporate expense, allocates specific corporate overhead to each segment. Income regarding the Behr litigation settlement has also been excluded from the evaluation of segment operating profit.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

P. SEGMENT INFORMATION - (CONTINUED)

     The following table presents information about the Company by segment and geographic area, in millions:

                                         NET SALES (1)(2)(3)(4)(5)    OPERATING PROFIT (5)(9)    ASSETS AT DECEMBER 31 (6)(10)
                                        ---------------------------   ------------------------   ------------------------------
                                         2005      2004      2003      2005     2004     2003      2005       2004       2003
                                        -------   -------   -------   ------   ------   ------   --------   --------   --------
The Company's operations by segment
  are:
    Cabinets and Related Products.....  $ 3,324   $ 3,065   $ 2,684   $  515   $  519   $  406   $ 2,017    $ 2,272    $ 2,353
    Plumbing Products.................    3,176     3,057     2,684      367      370      343     2,206      2,356      2,160
    Installation and Other Services...    3,063     2,771     2,411      382      358      368     2,496      2,433      2,378
    Decorative Architectural
      Products........................    1,681     1,610     1,449      252      269      210       976      1,086      1,089
    Other Specialty Products..........    1,398     1,347     1,148      239      233      178     2,128      2,224      2,195
                                        -------   -------   -------   ------   ------   ------   -------    -------    -------
        Total.........................  $12,642   $11,850   $10,376   $1,755   $1,749   $1,505   $ 9,823    $10,371    $10,175
                                        =======   =======   =======   ======   ======   ======   =======    =======    =======
The Company's operations by geographic
  area are:
    North America.....................  $10,513   $ 9,740   $ 8,645   $1,577   $1,616   $1,411   $ 7,443    $ 7,145    $ 7,081
    International, principally
      Europe..........................    2,129     2,110     1,731      178      133       94     2,380      3,226      3,094
                                        -------   -------   -------   ------   ------   ------   -------    -------    -------
        Total, as above...............  $12,642   $11,850   $10,376    1,755    1,749    1,505     9,823     10,371     10,175
                                        =======   =======   =======
General corporate expense, net (7).................................     (192)    (194)    (115)
Gains on sale of corporate fixed assets, net.......................        8        7        3
Income regarding litigation settlement (8).........................        6       30       72
Expense related to accelerated benefits, net.......................        -        -      (16)
                                                                      ------   ------   ------
Operating profit, as reported......................................    1,577    1,592    1,449
Other income (expense), net........................................     (165)     (50)    (202)
                                                                      ------   ------   ------
Income from continuing operations before income taxes and minority
  interest.........................................................   $1,412   $1,542   $1,247
                                                                      ======   ======   ======
Corporate assets..............................................................................     2,736      2,007      1,998
Assets held for sale..........................................................................         -        163          -
                                                                                                 -------    -------    -------
        Total assets..........................................................................   $12,559    $12,541    $12,173
                                                                                                 =======    =======    =======

                                                                                        DEPRECIATION AND
                                                               PROPERTY ADDITIONS       AMORTIZATION (5)
                                                              --------------------    --------------------
                                                              2005    2004    2003    2005    2004    2003
                                                              ----    ----    ----    ----    ----    ----
The Company's operations by segment are:
    Cabinets and Related Products...........................  $ 77    $ 86    $ 54    $ 58    $ 55    $ 52
    Plumbing Products.......................................    76      69      77      71      68      62
    Installation and Other Services.........................    15      19      31      26      33      33
    Decorative Architectural Products.......................    47      36      35      19      18      22
    Other Specialty Products................................    55      87      81      38      37      32
                                                              ----    ----    ----    ----    ----    ----
                                                               270     297     278     212     211     201
    Unallocated amounts, principally related to corporate
      assets................................................     9       6       7      24      18      17
    Assets of dispositions (acquisitions), net..............     3       7     (14)      -       -       -
                                                              ----    ----    ----    ----    ----    ----
        Total...............................................  $282    $310    $271    $236    $229    $218
                                                              ====    ====    ====    ====    ====    ====

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

P. SEGMENT INFORMATION - (CONCLUDED)

 (1) Included in net sales in 2005, 2004 and 2003 were export sales from the U.S. of $254 million, $218 million and $177 million, respectively.

 (2) Intra-company sales between segments represented approximately one percent of net sales in 2005, 2004 and 2003.

 (3) Includes net sales to one customer in 2005, 2004 and 2003 of $2,654 million, $2,614 million and $2,429 million, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

 (4) Net sales from the Company's operations in the U.S. were $10,187 million, $9,490 million and $8,442 million in 2005, 2004 and 2003, respectively.

 (5) Net sales, operating profit and depreciation and amortization expense for 2005, 2004 and 2003 exclude the results of businesses sold in 2005, 2004 and 2003, including those held for sale at December 31, 2004.

 (6) Long-lived assets of the Company's operations in the U.S. and Europe were $4,892 million and $1,610 million, $4,981 million and $2,017 million and $4,859 million and $2,130 million at December 31, 2005, 2004 and 2003, respectively.

 (7) General corporate expense includes those expenses not specifically attributable to the Company's business segments.

 (8) The income regarding litigation settlement relates to litigation discussed in Note U pertaining to the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

 (9) Included in segment operating profit for 2005 were goodwill impairment charges as follows: Plumbing Products - $7 million; Decorative Architectural Products - $26 million; and Other Specialty Products - $36 million. Included in segment operating profit for 2004 were goodwill impairment charges as follows: Plumbing Products - $25 million; Decorative Architectural Products - $62 million; and Other Specialty Products - $25 million. Included in segment operating profit for 2003 were goodwill impairment charges as follows: Plumbing Products - $17 million; Decorative Architectural Products - $5 million; and Other Specialty Products - $31 million. The goodwill impairment charges were related to certain of the Company's European businesses.

(10) Segment assets exclude the assets of discontinued operations.

Q. OTHER INCOME (EXPENSE), NET

     Other, net, which is included in other income (expense), net, included the following, in millions:

                                                                2005    2004    2003
                                                                ----    ----    ----
Income from cash and cash investments.......................    $ 36    $ 11    $ 8
Other interest income.......................................       7       7      8
Income from financial investments, net (Note E).............     114     119     65
Loss on early retirement of debt............................       -       -     (7)
Gain from sale of equity investment.........................       -       -      5
Other items, net............................................     (30)     51     (2)
                                                                ----    ----    ---
  Total other, net..........................................    $127    $188    $77
                                                                ====    ====    ===

     Other items, net, in 2005, 2004 and 2003 include realized foreign currency transaction (losses) gains of $(25) million, $26 million and $(4) million, respectively, as well as other miscellaneous items.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

R. INCOME TAXES

                                                                         (IN MILLIONS)
                                                             2005      2004      2003
                                                            ------    ------    ------
Income from continuing operations before income taxes
  and minority interest:
     U.S................................................    $1,228    $1,384    $1,152
     Foreign............................................       184       158        95
                                                            ------    ------    ------
                                                            $1,412    $1,542    $1,247
                                                            ======    ======    ======
Provision for income taxes on income from continuing
  operations before minority interest:
     Currently payable:
       U.S. Federal.....................................    $  349    $  338    $  207
       State and local..................................        37        46        34
       Foreign..........................................        80        80        19
     Deferred:
       U.S. Federal.....................................        53        93       173
       State and local..................................         6         8         9
       Foreign..........................................        (7)        9        23
                                                            ------    ------    ------
                                                            $  518    $  574    $  465
                                                            ======    ======    ======
Deferred tax assets at December 31:
     Receivables........................................    $   23    $   28
     Inventories........................................        28        27
     Other assets.......................................        38        34
     Accrued liabilities................................       171       140
     Long-term liabilities..............................        82        81
     Capital loss carryforward..........................         -        21
     Foreign tax credit carryforward....................        50        50
                                                            ------    ------
                                                               392       381
                                                            ------    ------
Deferred tax liabilities at December 31:
     Property and equipment.............................       304       346
     Investment in foreign subsidiaries.................        32        38
     Intangibles........................................       296       227
     Other, principally long-term liabilities...........       143        99
                                                            ------    ------
                                                               775       710
                                                            ------    ------
Net deferred tax liability at December 31...............    $  383    $  329
                                                            ======    ======

     At December 31, 2005 and 2004, net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $217 million and $175 million, respectively, and net long-term deferred tax liabilities of $600 million and $504 million, respectively.

     Changes to the U.S. tax law enacted in 2004 significantly impacted the taxation of foreign earnings distributions. As a result, the Company made a dividend distribution of accumulated earnings from certain of its foreign subsidiaries of approximately $500 million in 2004. Prior to the dividend distribution, such earnings had been permanently reinvested, pursuant to the provisions of the APB Opinion No. 23, under the Company's previous tax planning strategy to invest such earnings in operating and non-operating foreign investments.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

R. INCOME TAXES - (CONCLUDED)

     This dividend distribution generated significant foreign tax credits that were used to offset the majority of the U.S. tax on the 2004 dividend distribution and created a $50 million foreign tax credit carryforward at December 31, 2005 and 2004. The Company believes that the foreign tax credit carryforward will be utilized before the newly enacted 10-year carryforward period expires on December 31, 2014, principally with identified potential sources of future income taxed in foreign jurisdictions at rates less than the present U.S. rate of 35 percent. Therefore, a valuation allowance was not recorded at December 31, 2005 and 2004.

     The following is a reconciliation of the U.S. Federal statutory rate to the provision for income taxes on income from continuing operations before minority interest:

                                                                2005    2004    2003
                                                                ----    ----    ----
U.S. Federal statutory rate.................................     35%     35%     35%
State and local taxes, net of Federal tax benefit...........      2       2       2
Lower taxes on foreign earnings.............................     (1)     (1)     (1)
Foreign goodwill impairment charges providing no tax
  benefit...................................................      2       2       1
Domestic production deduction...............................     (1)      -       -
Other, net..................................................      -      (1)      -
                                                                 --      --      --
  Effective tax rate........................................     37%     37%     37%
                                                                 ==      ==      ==

     Income taxes paid were approximately $457 million, $406 million and $328 million in 2005, 2004 and 2003, respectively.

S. EARNINGS PER COMMON SHARE

     The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                                                2005    2004    2003
                                                                ----    ----    ----
Numerator (basic and diluted):
  Income from continuing operations.........................    $872    $949    $769
  Income (loss) from discontinued operations, net of income
     taxes..................................................      68     (56)     37
                                                                ----    ----    ----
  Net income................................................    $940    $893    $806
                                                                ====    ====    ====
Denominator:
  Basic common shares (based on weighted average)...........     422     445     479
  Add:
     Contingent common shares...............................       4       6       9
     Stock option dilution..................................       4       5       3
                                                                ----    ----    ----
  Diluted common shares.....................................     430     456     491
                                                                ====    ====    ====

     At December 31, 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes ("Notes") in the calculation of diluted earnings per common share, as the price of the Company's common stock at December 31, 2005 did not exceed the equivalent accreted value of the Notes. At December 31, 2004, the Company included approximately one million common shares related to the Notes in the calculation of diluted earnings per common share, as the price of the Company's common stock at December 31, 2004 exceeded the equivalent accreted value of the Notes.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

S. EARNINGS PER COMMON SHARE - (CONCLUDED)

     Additionally, 1.0 million common shares for both 2005 and 2004 and 7.9 million common shares for 2003 related to stock options were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect, since the option exercise price of those options was greater than the Company's average common stock price during the respective years.

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

T. EUROPEAN CHARGES

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

U. OTHER COMMITMENTS AND CONTINGENCIES

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

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U. OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     The following is a reconciliation of the Company's Behr Process Settlement liability, in millions:

                                                                2005     2004
                                                                -----    -----
Balance at January 1........................................    $  19    $  63
  Payments on claims........................................      (10)     (14)
  Insurance proceeds........................................       (6)     (10)
  Adjustment of accrual.....................................        -      (20)
                                                                -----    -----
Balance at December 31......................................    $   3    $  19
                                                                =====    =====

     The Company expects that the evaluation, processing and payment of claims for both the National Settlement and the Washington State Settlement should be completed in the first half of 2006.

     Early in 2003, a suit was brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia, alleging that certain practices violate provisions of federal and state antitrust laws. The plaintiff publicized the lawsuit with a press release and stated in that release that the U.S. Department of Justice was investigating the business practices of the Company's insulation installation companies. Although the Company was unaware of any investigation at that time, the Company was later advised that an investigation had been commenced but was subsequently closed without any enforcement action recommended. Two additional lawsuits were subsequently brought in Virginia making similar claims under the antitrust laws. Both of these lawsuits have since been dismissed without any payment or requirement for any change in business practices. During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco's competitors in the insulation installation business. The plaintiffs then dismissed all of these lawsuits and, represented by the same counsel, filed another action in the same federal court as a putative class action against the Company, a number of its insulation installation companies and certain of their suppliers. This suit currently seeks class representation for all residential insulation contractors (other than the defendants and their affiliates) that have directly purchased fiberglass insulation suitable for residential installation from certain insulation manufacturers. An additional lawsuit, seeking class action status and alleging anticompetitive conduct, was recently filed in a Florida state court against the Company and a number of its insulation suppliers. The Company will be seeking the dismissal of each of these lawsuits and will be opposing certification of the two actions currently pending which seek to proceed on a class representation basis. Based on the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. There cannot, however, be any assurance that the Company will ultimately prevail in some or any of these lawsuits or, if unsuccessful, that the ultimate liability would not be material. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment but does not believe that any adverse judgment would have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

     In February 2003, a suit was served upon the Company's subsidiary, Milgard Manufacturing, in the Solano County, California Superior Court, alleging design defects in certain of Milgard's aluminum windows. The complaint requests class action status for all owners of homes in California in which the windows are installed, and seeks replacement costs and other damages. Plaintiffs' motion for class certification is pending. The counsel representing plaintiffs have filed similar lawsuits in California against several other aluminum window manufacturers. Milgard denies that the windows are defective and is vigorously defending the case. Based on the advice of its outside counsel, Milgard believes that the case should not proceed as a class action and, if it is certified to proceed on a class representa-

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U. OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

tion basis, believes that it has meritorious defenses to the lawsuit. There cannot, however, be any assurance that Milgard will ultimately prevail or, if it is unsuccessful, that any ultimate liability would not be material. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment against Milgard but does not believe that any adverse judgment would have a material adverse effect on its business.

     In the fall of 2004, the Company learned that European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company's European manufacturing divisions and a number of other large businesses. As part of its recently broadened governance activities, the Company, with the assistance of its outside counsel, completed a review of the competition practices of its European divisions, including those in the plumbing and heating industries, and the Company is cooperating fully with the European governmental authorities. Several private antitrust lawsuits have been filed in the United States as putative class actions against, among others, the Company and certain of the other companies being investigated relating to the defendants' plumbing operations. These appear to be an outgrowth of the investigations being conducted by European governmental authorities, and additional lawsuits involving the same subject matter may be filed. Based upon the advice of its outside counsel, the review of the competition practices of its European divisions referred to above and other factors, the Company believes that it will not incur material liability as a result of the matters that are the subject of these investigations or as a result of any such lawsuits.

WARRANTY

     Certain of the Company's products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

     The following is a reconciliation of the Company's warranty liability, in millions:

                                                              2005   2004
                                                              ----   ----
Balance at January 1........................................  $100   $ 90
  Accruals for warranties issued during the year............    67     57
  Accruals related to pre-existing warranties...............     1      9
  Settlements made (in cash or kind) during the year........   (57)   (48)
  Discontinued operations...................................     -     (3)
  Other, net................................................    (6)    (5)
                                                              ----   ----
Balance at December 31......................................  $105   $100
                                                              ====   ====

ACQUISITION-RELATED COMMITMENTS

     As part of the agreement relating to the Company's acquisition of an additional 37 percent equity ownership of Hansgrohe AG in December 2002 (increasing such ownership to 64 percent), certain minority shareholders of Hansgrohe AG, representing four percent of Hansgrohe outstanding shares,

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U. OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

hold an option expiring in December 2007 to require the Company to purchase such shares in Hansgrohe either with cash or Company common stock. The put option can only be exercised once by such minority shareholder and only with respect to all of such shareholder's shares. The fair value of the put option is not material. The amount payable under the put option to acquire shares is based on Hansgrohe's operating results (principally a multiple of operating earnings which is designed to reflect the appropriate fair value of the shares) and, if exercised at December 31, 2005, would have approximated $26 million if settled in cash; if the put option were settled in stock, the common shares to be issued at December 31, 2005 would have approximated 952,700. Such shares are currently included in the Company's diluted share count for computation of earnings per common share.

     The Company, as part of certain acquisition agreements, provided for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions were met, including the operating performance of the acquired business and the price of the Company's common stock. At December 31, 2005, there were no such outstanding contingent purchase price commitments.

     Stock Price Guarantees

     During 2005, the Company settled the guarantee related to the value of 1.6 million shares of Company common stock for a stock price of $40 per share related to a 2001 divestiture. The guarantee was settled for cash and stock aggregating approximately $12 million. At December 31, 2005, there were no outstanding stock price guarantees.

INVESTMENTS

     With respect to the Company's investments in private equity funds, the Company had, at December 31, 2005, commitments to contribute up to $95 million of additional capital to such funds representing the Company's aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to each of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company's investment in the private equity fund when paid.

SHAREHOLDERS' EQUITY

     During 2000, approximately 300 of the Company's key employees purchased from the Company 8.4 million shares of Company common stock for cash totaling $156 million under an Executive Stock Purchase Program ("Program"). The stock was purchased at $18.50 per share, the approximate market price of the common stock at the time of purchase. During 2005, participants in the program settled their remaining outstanding five-year full recourse personal loans with a bank syndicate. The Company had guaranteed the repayment of the loans; however, all such loans were settled with no requirement for the Company to fulfill such guarantees.

RESIDUAL VALUE GUARANTEES

     The Company has residual value guarantees resulting from operating leases, primarily related to certain of the Company's trucks and other vehicles, in the Installation and Other Services segment. The operating leases are generally for a minimum term of 18 to 24 months and are renewable monthly after the initial term. After the end of the initial term, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related vehicles. The value of lease-related guarantees, including the obligation payable under the

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U. OTHER COMMITMENTS AND CONTINGENCIES - (CONCLUDED)

residual value guarantees, assuming the fair value at lease termination is zero, was approximately $129 million at December 31, 2005.

     For all operating leases that contain residual value guarantee provisions (principally related to vehicles), the Company calculates the amount due under the guarantees and compares such amount to the fair value of the leased assets. If the amount payable under the residual value guarantee exceeds the fair value at lease termination, the Company would record a liability equal to such excess with a corresponding charge to earnings. At December 31, 2005, the fair market value exceeded the amount payable under the residual value guarantees and no liability was recorded.

OTHER MATTERS

     The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include customer claims against builders for issues relating to the Company's products and workmanship. In conjunction with divestitures and other transactions, the Company generally provides reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

                               MASCO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

V. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                       (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
                                                                   QUARTERS ENDED
                                          TOTAL    -----------------------------------------------
                                          YEAR     DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                         -------   -----------   ------------   -------   --------
2005:
Net sales..............................  $12,642     $3,146         $3,296      $3,286     $2,914
Gross profit...........................  $ 3,609     $  867         $  946      $  968     $  828
Income from continuing operations......  $   872     $  142         $  256      $  267     $  207
Net income.............................  $   940     $  173         $  262      $  274     $  231
Earnings per common share:
  Basic:
     Income from continuing
       operations......................  $  2.07     $  .34         $  .61      $  .63     $  .48
     Net income........................  $  2.23     $  .42         $  .63      $  .65     $  .53
  Diluted:
     Income from continuing
       operations......................  $  2.03     $  .34         $  .60      $  .62     $  .47
     Net income........................  $  2.19     $  .41         $  .61      $  .64     $  .52
2004:
Net sales..............................  $11,850     $2,975         $3,117      $3,004     $2,754
Gross profit...........................  $ 3,663     $  887         $  978      $  960     $  838
Income from continuing operations......  $   949     $  139         $  284      $  289     $  237
Net income.............................  $   893     $  105         $  359      $  261     $  168
Earnings per common share:
  Basic:
     Income from continuing
       operations......................  $  2.13     $  .32         $  .65      $  .65     $  .52
     Net income........................  $  2.01     $  .24         $  .82      $  .59     $  .37
  Diluted:
     Income from continuing
       operations......................  $  2.08     $  .31         $  .63      $  .64     $  .51
     Net income........................  $  1.96     $  .23         $  .80      $  .58     $  .36

     Earnings per common share amounts for the four quarters of 2005 and 2004 may not total to the earnings per common share amounts for the years ended December 31, 2005 and 2004 due to the timing of common stock repurchases and the effect of contingently issuable common shares.

     Fourth quarter 2005 income from continuing operations and net income include a $69 million after-tax ($69 million pre-tax), non-cash goodwill impairment charge. Income from continuing operations and net income include after-tax income related to the Behr litigation settlement of $1 million ($2 million pre-tax), $2 million ($3 million pre-tax) and $1 million ($1 million pre-tax) in the first, second and third quarters of 2005, respectively. Net income for 2005 includes after-tax income, net, related to discontinued operations of $24 million ($22 million pre-tax), $7 million ($9 million pre-tax), $6 million ($11 million pre-tax) and $31 million ($60 million pre-tax) in the first, second, third and fourth quarters of 2005, respectively.

     Fourth quarter 2004 income from continuing operations and net income include a $104 million after-tax ($112 million pre-tax), non-cash goodwill impairment charge. Income from continuing operations and net income include after-tax income related to the Behr litigation settlement of $13 million ($21 million pre-tax), $4 million ($7 million pre-tax) and $1 million ($2 million pre-tax) in the first, second and third quarters of 2004, respectively. Net income for 2004 includes after-tax (loss) income, net related to discontinued operations of $(69) million ($(51) million pre-tax), $(28) million ($(23) million pre-tax), $75 million ($95 million pre-tax) and $(34) million ($(49) million pre-tax) in the first, second, third and fourth quarters of 2004, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2005. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     (B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in Item 8 of this Report under the heading Management's Report on Internal Control over Financial Reporting, and the related report of the Company's independent registered public accounting firm is included under the heading Report of Independent Registered Public Accounting Firm under the same Item.

     (C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Effective, March 1, 2006, the Company amended its Restated Certificate of Incorporation by filing a Certificate of Elimination of Series A Participating Cumulative Preferred Stock with the Secretary of State of the State of Delaware, which removed all references to such Series A Participating Cumulative Preferred Stock from the Company's Restated Certificate of Incorporation. Thereafter, the Company filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation, a copy of which is included as Exhibit 3.i to this Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company's Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company's website at www.masco.com. Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before April 28, 2006, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before April 28, 2006, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

     The Company has three equity compensation plans, the 1991 Long Term Stock Incentive Plan (under which further grants have been discontinued), 2005 Long Term Stock Incentive Plan and the 1997 Non-Employee Directors Stock Plan. The following table sets forth information as of December 31, 2005 concerning the Company's three equity compensation plans, each of which was approved by stockholders. The Company does not have any equity compensation plans that are not approved by stockholders.

                                          NUMBER OF           WEIGHTED          NUMBER OF SECURITIES
                                      SECURITIES TO BE       AVERAGE PER       REMAINING AVAILABLE FOR
                                         ISSUED UPON       SHARE EXERCISE       FUTURE ISSUANCE UNDER
                                         EXERCISE OF          PRICE OF        EQUITY COMPENSATION PLANS
                                         OUTSTANDING         OUTSTANDING        (EXCLUDING SECURITIES
                                      OPTIONS, WARRANTS   OPTIONS, WARRANTS       REFLECTED IN THE
           PLAN CATEGORY                 AND RIGHTS          AND RIGHTS             FIRST COLUMN)
           -------------              -----------------   -----------------   -------------------------
Equity compensation plans approved
  by stockholders...................     27,266,000            $25.92                25,386,000

     The remaining information required by this Item will be contained in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before April 28, 2006, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before April 28, 2006, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed on or before April 28, 2006, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

     (a) LISTING OF DOCUMENTS.

        (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, consist of the following:

                       Consolidated Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Cash Flows
                       Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements

        (2) Financial Statement Schedule.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2005, 2004 and 2003, consists of the following:

                   II. Valuation and Qualifying Accounts

        (3) Exhibits.

            EXHIBIT
            NUMBER
            -------
             3.i        Restated Certificate of Incorporation of Masco Corporation
                        and amendments thereto (Filed herewith).
             3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
                        (Incorporated by reference to Exhibit 3.ii of Masco's 2002
                        Form 10-K filed 3-14-2003).
             4.a.i      Indenture dated as of December 1, 1982 between Masco
                        Corporation and Morgan Guaranty Trust Company of New York,
                        as Trustee (Incorporated by reference to Exhibit 4.a of
                        Masco's 2001 Form 10-K filed 3-28-2002), and Directors'
                        resolutions establishing Masco Corporation's:
                        (i)  7 1/8% Debentures Due August 15, 2013 (Incorporated by
                        reference to Exhibit 4.a.i of Masco's 2003 Form 10-K filed
                             2-27-2004);
                        (ii) 6.625% Debentures Due April 15, 2018 (Incorporated by
                        reference to Exhibit 4.a.i of Masco's 2003 Form 10-K filed
                             2-27-2004);
                        (iii) 5.75% Notes Due October 15, 2008 (Incorporated by
                        reference to Exhibit 4.a.i of Masco's 2003 Form 10-K filed
                              2-27-2004); and
                        (iv) 7 3/4% Debentures Due August 1, 2029 (Incorporated by
                        reference to Exhibit 4.a.i of Masco's 2004 Form 10-K filed
                             3-16-2005).
             4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
                        dated as of July 25, 1994 among Masco Corporation, Morgan
                        Guaranty Trust Company of New York and The First National
                        Bank of Chicago (Incorporated by reference to Exhibit 4.a.ii of Masco's 2004 Form 10-K filed 3-16-2005).
             4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
                        Masco Corporation and The First National Bank of Chicago
                        (Incorporated by reference to Exhibit 4.a.iii of Masco's
                        2004 Form 10-K filed 3-16-2005).
             4.b.i      Indenture dated as of February 12, 2001 between Masco
                        Corporation and J.P. Morgan Trust Company, National
                        Association (successor in interest to Bank One Trust
                        Company, National Association), as Trustee (Filed herewith)
                        and Directors' Resolutions establishing Masco Corporation's:
                        (i) 6 3/4% Notes Due March 15, 2006 (Filed herewith);
                        (ii) 5 7/8% Notes Due July 15, 2012 (Incorporated by
                        reference to Exhibit 4.b.i of Masco's 2002 Form 10-K filed
                             3-14-2003);

            EXHIBIT
            NUMBER
            -------
                        (iii) 4 5/8% Notes Due August 15, 2007 (Incorporated by
                        reference to Exhibit 4.b.i of Masco's 2002 Form 10-K filed
                              3-14-2003);
                        (iv) 6 1/2% Notes Due August 15, 2032 (Incorporated by
                        reference to Exhibit 4.b.i of Masco's 2002 Form 10-K filed
                             3-14-2003);
                        (v) Floating Rate Notes Due 2007 (Incorporated by reference to Exhibit 4.b.i of Masco's 2004 Form 10-K filed 3-16-2005);
                            and
                        (vi) 4.80% Notes Due December 15, 2015 (Incorporated by
                        reference to Exhibit 4.b.i of Masco's 2nd Quarter Form 10-Q filed 8-04-2005).
             4.b.ii     First Supplemental Indenture dated as of July 20, 2001 to
                        the Indenture dated February 12, 2001 by and among Masco
                        Corporation and J.P. Morgan Trust Company, National
                        Association (successor in interest to Bank One Trust
                        Company, National Association), as Trustee, relating to the
                        Company's Zero Coupon Convertible Senior Notes Due July 20,
                        2031 (Incorporated by reference to Exhibit 4.a.vi of Masco's
                        2nd Quarter Form 10-Q filed 8-07-2001), Amendment No. 1
                        dated as of July 19, 2002 (Incorporated by reference to
                        Exhibit 4.b of Masco's 2nd Quarter Form 10-Q filed
                        8-13-2002) and Amendment No. 2 dated as of November 2, 2004
                        (Incorporated by reference to Exhibit 4 of Masco's 3rd
                        Quarter Form 10-Q filed 11-04-2004).
             4.b.iii    Second Supplemental Indenture between Masco Corporation and
                        J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon
                        Convertible Senior Note, Series B due 2031) (Incorporated by
                        reference to Exhibit 10.1 of Masco's Form 8-K filed 12-23-
                        2004).
             4.c        U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco
                        Europe, S.a r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global
                        Markets, Inc., as Joint Lead Arrangers and Joint Book
                        Runners and Citibank, N.A., as Syndication Agent, Sumitomo
                        Mitsui Banking Corporation, as Documentation Agent, and Bank
                        One, NA (Main Office Chicago), as Administrative Agent
                        (Incorporated by reference to Exhibit 4 of Masco's Form 8-K filed 11-12-2004), as amended by Amendment No. 1 dated
                        February 10, 2006. (Incorporated by reference to Exhibit 4 of Masco's Form 8-K filed 2-15-06).
            NOTE:       Other instruments, notes or extracts from agreements
                        defining the rights of holders of long-term debt of Masco
                        Corporation or its subsidiaries have not been filed since
                        (i) in each case the total amount of long-term debt
                        permitted thereunder does not exceed 10 percent of Masco
                        Corporation's consolidated assets, and (ii) such
                        instruments, notes and extracts will be furnished by Masco
                        Corporation to the Securities and Exchange Commission upon request.
            NOTE:       Exhibits 10.a through 10.i constitute the management
                        contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
            10.a        Masco Corporation 1991 Long Term Stock Incentive Plan (as
                        amended and restated October 27, 2005) (Filed herewith).
                        (i) Forms of Restricted Stock Award Agreement for awards
                        prior to January 1, 2005 (Incorporated by reference to
                            Exhibit 10.a.i of Masco's 3rd Quarter Form 10-Q filed
                            11-04-2004) and for awards on and after January 1, 2005
                            (Incorporated by reference to Exhibit 10.1 of Masco's
                            Form 8-K filed 1-06-2005);
                        (ii) Forms of Restoration Stock Option (Incorporated by
                        reference to Exhibit 10.a.ii of Masco's 3rd Quarter Form
                             10-Q filed 11-04-2004);
                        (iii) Forms of Stock Option Grant (Incorporated by reference to Exhibit 10.a.iii of Masco's 3rd Quarter Form 10-Q filed
                              11-04-2004);

            EXHIBIT
            NUMBER
            -------
                        (iv) Forms of Stock Option Grant for Non-Employee Directors
                        (Incorporated by reference to Exhibit 10.a.iv of Masco's 3rd
                             Quarter Form 10-Q filed 11-04-2004); and
                        (v) Forms of amendment to Award Agreements (Filed herewith).
            10.b        Masco Corporation 2005 Long Term Stock Incentive Plan
                        (Incorporated by reference to Exhibit 99.1 of Masco's Form
                        8-K filed 5-13-2005).
                        (i) Form of Restricted Stock Award (Filed herewith);
                        (ii) Form of Stock Option Grant (Filed herewith);
                        (iii) Form of Restoration Stock Option (Filed herewith); and
                        (iv) Form of Stock Option Grant for Non-Employee Directors
                             (Filed herewith).
            10.c        Forms of Masco Corporation Supplemental Executive Retirement
                        and Disability Plan. (Filed herewith).
            10.d        Masco Corporation 2002 Annual Incentive Compensation Plan
                        (Incorporated by reference to Exhibit 10.d of Masco's 2002
                        Form 10-K filed 3-14-2003).
            10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
                        amended and restated October 27, 2005) (Filed herewith).
                        (i) Form of Restricted Stock Award Agreement (Filed
                            herewith);
                        (ii) Form of Stock Option Grant (Filed herewith); and
                        (iii) Form of amendment to Award Agreements (Filed
                              herewith).
            10.f        Other compensatory arrangements for executive officers
                        (Filed herewith).
            10.g        Masco Corporation 2004 Restricted Stock Award Program
                        (Incorporated by reference to Exhibit 10.b of Masco's 2nd
                        Quarter Form 10-Q filed 8-5-2004).
            10.h        Compensation of Directors (Incorporated by reference to
                        Exhibit 10.o of Masco's 2004 Form 10-K filed 3-16-2005).
            10.i        Masco Corporation Retirement Benefit Restoration Plan dated
                        January 1, 1995, as amended October 1, 2004 (Incorporated by reference to Exhibit 10.p of Masco's 2004 Form 10-K filed
                        3-16-2005).
            10.j        Shareholders Agreement by and among MascoTech, Inc. (now
                        known as Metaldyne Corporation), Masco Corporation, Richard
                        Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000
                        (Filed herewith).
            12          Computation of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends (Filed herewith).
            21          List of Subsidiaries (Filed herewith).
            23          Consent of Independent Registered Public Accounting Firm
                        relating to Masco Corporation's Consolidated Financial
                        Statements and Financial Statement Schedule (Filed
                        herewith).
            31.a        Certification by Chief Executive Officer required by Rule
                        13a-14(a)/15d-14(a) (Filed herewith).
            31.b        Certification by Chief Financial Officer required by Rule
                        13a-14(a)/15d-14(a) (Filed herewith).
            32          Certifications required by Rule 13a-14(b) or Rule 15d-14(b)
                        and Section 1350 of Chapter 63 of the United States Code
                        (Filed herewith).

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

March 2, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


PRINCIPAL EXECUTIVE OFFICER:

       /s/ RICHARD A. MANOOGIAN          Chairman of the Board and Chief
--------------------------------------     Executive Officer
         Richard A. Manoogian

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

         /s/ TIMOTHY WADHAMS             Senior Vice President and Chief
--------------------------------------     Financial Officer
           Timothy Wadhams

         /s/ DENNIS W. ARCHER            Director
--------------------------------------
           Dennis W. Archer

        /s/ THOMAS G. DENOMME            Director
--------------------------------------
          Thomas G. Denomme

           /s/ PETER A. DOW              Director
--------------------------------------
             Peter A. Dow

      /s/ ANTHONY F. EARLEY, JR.         Director                             March 2, 2006
--------------------------------------
        Anthony F. Earley, Jr.

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

         /s/ J. MICHAEL LOSH             Director
--------------------------------------
           J. Michael Losh

       /s/ MARY ANN VAN LOKEREN          Director
--------------------------------------
         Mary Ann Van Lokeren

                               MASCO CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                               (IN MILLIONS)
                COLUMN A                   COLUMN B             COLUMN C             COLUMN D      COLUMN E
----------------------------------------  ----------    ------------------------    ----------    ----------
                                                               ADDITIONS
                                                        ------------------------
                                          BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                          BEGINNING     COSTS AND       OTHER                       END OF
              DESCRIPTION                 OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
----------------------------------------  ----------    ----------    ----------    ----------    ----------
                                                                         (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheet:
     2005...............................     $82           $13           $(5)          $(12)         $78
                                             ===           ===           ===           ====          ===
     2004...............................     $84           $19           $(6)          $(15)         $82
                                             ===           ===           ===           ====          ===
     2003...............................     $69           $23           $(2)          $ (6)         $84
                                             ===           ===           ===           ====          ===

(a)  Allowance of companies acquired and companies disposed of, net.

(b) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
  3.i        Restated Certificate of Incorporation of Masco Corporation
             and amendments thereto (Filed herewith).
  3.ii       Bylaws of Masco Corporation, as amended December 5, 2001
             (Incorporated by reference to Exhibit 3.ii of Masco's 2002
             Form 10-K filed 3-14-2003).
  4.a.i      Indenture dated as of December 1, 1982 between Masco
             Corporation and Morgan Guaranty Trust Company of New York,
             as Trustee (Incorporated by reference to Exhibit 4.a of
             Masco's 2001 Form 10-K filed 3-28-2002), and Directors'
             resolutions establishing Masco Corporation's:
             (i)  7 1/8% Debentures Due August 15, 2013 (Incorporated by
             reference to Exhibit 4.a.i of Masco's 2003 Form 10-K filed
                  2-27-2004);
             (ii) 6.625% Debentures Due April 15, 2018 (Incorporated by
             reference to Exhibit 4.a.i of Masco's 2003 Form 10-K filed
                  2-27-2004);
             (iii) 5.75% Notes Due October 15, 2008 (Incorporated by
             reference to Exhibit 4.a.i of Masco's 2003 Form 10-K filed
                   2-27-2004); and
             (iv) 7 3/4% Debentures Due August 1, 2029 (Incorporated by
             reference to Exhibit 4.a.i of Masco's 2004 Form 10-K filed
                  3-16-2005).
  4.a.ii     Agreement of Appointment and Acceptance of Successor Trustee
             dated as of July 25, 1994 among Masco Corporation, Morgan
             Guaranty Trust Company of New York and The First National
             Bank of Chicago (Incorporated by reference to Exhibit 4.a.ii of Masco's 2004 Form 10-K filed 3-16-2005).
  4.a.iii    Supplemental Indenture dated as of July 26, 1994 between
             Masco Corporation and The First National Bank of Chicago
             (Incorporated by reference to Exhibit 4.a.iii of Masco's
             2004 Form 10-K filed 3-16-2005).
  4.b.i      Indenture dated as of February 12, 2001 between Masco
             Corporation and J.P. Morgan Trust Company, National
             Association (successor in interest to Bank One Trust
             Company, National Association), as Trustee (Filed herewith)
             and Directors' Resolutions establishing Masco Corporation's:
             (i) 6 3/4% Notes Due March 15, 2006 (Filed herewith);
             (ii) 5 7/8% Notes Due July 15, 2012 (Incorporated by
             reference to Exhibit 4.b.i of Masco's 2002 Form 10-K filed
                  3-14-2003);
             (iii) 4 5/8% Notes Due August 15, 2007 (Incorporated by
             reference to Exhibit 4.b.i of Masco's 2002 Form 10-K filed
                   3-14-2003);
             (iv) 6 1/2% Notes Due August 15, 2032 (Incorporated by
             reference to Exhibit 4.b.i of Masco's 2002 Form 10-K filed
                  3-14-2003);
             (v) Floating Rate Notes Due 2007 (Incorporated by reference to Exhibit 4.b.i of Masco's 2004 Form 10-K filed 3-16-2005);
                 and
             (vi) 4.80% Notes Due December 15, 2015 (Incorporated by
             reference to Exhibit 4.b.i of Masco's 2nd Quarter Form 10-Q filed 8-04-2005).
  4.b.ii     First Supplemental Indenture dated as of July 20, 2001 to
             the Indenture dated February 12, 2001 by and among Masco
             Corporation and J.P. Morgan Trust Company, National
             Association (successor in interest to Bank One Trust
             Company, National Association), as Trustee, relating to the
             Company's Zero Coupon Convertible Senior Notes Due July 20,
             2031 (Incorporated by reference to Exhibit 4.a.vi of Masco's
             2nd Quarter Form 10-Q filed 8-07-2001), Amendment No. 1
             dated as of July 19, 2002 (Incorporated by reference to
             Exhibit 4.b of Masco's 2nd Quarter Form 10-Q filed
             8-13-2002) and Amendment No. 2 dated as of November 2, 2004
             (Incorporated by reference to Exhibit 4 of Masco's 3rd
             Quarter Form 10-Q filed 11-04-2004).

 EXHIBIT
 NUMBER
 -------
  4.b.iii    Second Supplemental Indenture between Masco Corporation and
             J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon
             Convertible Senior Note, Series B due 2031) (Incorporated by
             reference to Exhibit 10.1 of Masco's Form 8-K filed
             12-23-2004).
  4.c        U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco
             Europe, S.a r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global
             Markets, Inc., as Joint Lead Arrangers and Joint Book
             Runners and Citibank, N.A., as Syndication Agent, Sumitomo
             Mitsui Banking Corporation, as Documentation Agent, and Bank
             One, NA (Main Office Chicago), as Administrative Agent
             (Incorporated by reference to Exhibit 4 of Masco's Form 8-K filed 11-12-2004), as amended by Amendment No. 1 dated
             February 10, 2006. (Incorporated by reference to Exhibit 4 of Masco's Form 8-K filed 2-15-06).
 NOTE:       Other instruments, notes or extracts from agreements
             defining the rights of holders of long-term debt of Masco
             Corporation or its subsidiaries have not been filed since
             (i) in each case the total amount of long-term debt
             permitted thereunder does not exceed 10 percent of Masco
             Corporation's consolidated assets, and (ii) such
             instruments, notes and extracts will be furnished by Masco
             Corporation to the Securities and Exchange Commission upon request.
 NOTE:       Exhibits 10.a through 10.i constitute the management
             contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
 10.a        Masco Corporation 1991 Long Term Stock Incentive Plan (as
             amended and restated October 27, 2005) (Filed herewith).
             (i) Forms of Restricted Stock Award Agreement for awards
             prior to January 1, 2005 (Incorporated by reference to
                 Exhibit 10.a.i of Masco's 3rd Quarter Form 10-Q filed
                 11-04-2004) and for awards on and after January 1, 2005
                 (Incorporated by reference to Exhibit 10.1 of Masco's
                 Form 8-K filed 1-06-2005);
             (ii) Forms of Restoration Stock Option (Incorporated by
             reference to Exhibit 10.a.ii of Masco's 3rd Quarter Form
                  10-Q filed 11-04-2004);
             (iii) Forms of Stock Option Grant (Incorporated by reference to Exhibit 10.a.iii of Masco's 3rd Quarter Form 10-Q filed
                   11-04-2004);
             (iv) Forms of Stock Option Grant for Non-Employee Directors
             (Incorporated by reference to Exhibit 10.a.iv of Masco's 3rd
                  Quarter Form 10-Q filed 11-04-2004); and
             (v) Forms of amendment to Award Agreements (Filed herewith).
 10.b        Masco Corporation 2005 Long Term Stock Incentive Plan
             (Incorporated by reference to Exhibit 99.1 of Masco's Form
             8-K filed 5-13-2005).
             (i) Form of Restricted Stock Award (Filed herewith);
             (ii) Form of Stock Option Grant (Filed herewith);
             (iii) Form of Restoration Stock Option (Filed herewith); and
             (iv) Form of Stock Option Grant for Non-Employee Directors
                  (Filed herewith).
 10.c        Forms of Masco Corporation Supplemental Executive Retirement
             and Disability Plan. (Filed herewith).
 10.d        Masco Corporation 2002 Annual Incentive Compensation Plan
             (Incorporated by reference to Exhibit 10.d of Masco's 2002
             Form 10-K filed 3-14-2003).
 10.e        Masco Corporation 1997 Non-Employee Directors Stock Plan (as
             amended and restated October 27, 2005) (Filed herewith).
             (i) Form of Restricted Stock Award Agreement (Filed
                 herewith);
             (ii) Form of Stock Option Grant (Filed herewith); and
             (iii) Form of amendment to Award Agreements (Filed
                   herewith).
 10.f        Other compensatory arrangements for executive officers
             (Filed herewith).

 EXHIBIT
 NUMBER
 -------
 10.g        Masco Corporation 2004 Restricted Stock Award Program
             (Incorporated by reference to Exhibit 10.b of Masco's 2nd
             Quarter Form 10-Q filed 8-5-2004).
 10.h        Compensation of Directors (Incorporated by reference to
             Exhibit 10.o of Masco's 2004 Form 10-K filed 3-16-2005).
 10.i        Masco Corporation Retirement Benefit Restoration Plan dated
             January 1, 1995, as amended October 1, 2004 (Incorporated by reference to Exhibit 10.p of Masco's 2004 Form 10-K filed
             3-16-2005).
 10.j        Shareholders Agreement by and among MascoTech, Inc. (now
             known as Metaldyne Corporation), Masco Corporation, Richard
             Manoogian, certain of their respective affiliates and other co-investors as party thereto, dated as of November 28, 2000
             (Filed herewith).
 12          Computation of Ratio of Earnings to Combined Fixed Charges
             and Preferred Stock Dividends (Filed herewith).
 21          List of Subsidiaries (Filed herewith).
 23          Consent of Independent Registered Public Accounting Firm
             relating to Masco Corporation's Consolidated Financial
             Statements and Financial Statement Schedule (Filed
             herewith).
 31.a        Certification by Chief Executive Officer required by Rule
             13a-14(a)/15d-14(a) (Filed herewith).
 31.b        Certification by Chief Financial Officer required by Rule
             13a-14(a)/15d-14(a) (Filed herewith).
 32          Certifications required by Rule 13a-14(b) or Rule
             15d-14(b)and Section 1350 of Chapter 63 of the United States
             Code (Filed herewith).