Form 10-Q
period 2006-03-31
MASCO CORP /DE/
filed 2006-05-05
CIK 62996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

 x  Yes       No
---       ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated    X    Accelerated         Non-accelerated
                    ---                 ---                     ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes    x  No
---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Shares Outstanding at May 1, 2006
                 -----                    ---------------------------------
Common stock, par value $1.00 per share          397,200,000

                                MASCO CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets -
                    March 31, 2006 and December 31, 2005                      1

                 Condensed Consolidated Statements of
                    Income for the Three Months Ended
                    March 31, 2006 and 2005                                   2

                 Condensed Consolidated Statements of
                    Cash Flows for the Three Months Ended
                    March 31, 2006 and 2005                                   3

                 Notes to Condensed Consolidated
                    Financial Statements                                   4-15

   Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               16-21

   Item 4.    Controls and Procedures                                        22

PART II.   OTHER INFORMATION                                              23-24

   Item 1.    Legal Proceedings

   Item 1A.   Risk Factors

   Item 2.    Unregistered Sales of Equity Securities and
                 Use of Proceeds

   Item 6.    Exhibits

              Signature

                                MASCO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 2006 AND DECEMBER 31, 2005
                         (IN MILLIONS EXCEPT SHARE DATA)

                                              MARCH 31,   DECEMBER 31,
                                                 2006         2005
                                              ---------   ------------
                   ASSETS
Current assets:
   Cash and cash investments                   $   682       $ 1,964
   Accounts and notes receivable, net            1,965         1,716
   Prepaid expenses and other                      316           316
   Inventories:
      Raw material                                 463           427
      Finished goods                               617           525
      Work in process                              176           175
                                               -------       -------
                                                 1,256         1,127
                                               -------       -------
         Total current assets                    4,219         5,123
Property and equipment, net                      2,228         2,173
Goodwill                                         4,189         4,171
Other intangible assets, net                       304           307
Other assets                                       815           785
                                               -------       -------
         Total assets                          $11,755       $12,559
                                               =======       =======
                LIABILITIES
Current liabilities:
   Notes payable                               $ 1,179       $   832
   Accounts payable                                945           837
   Accrued liabilities                           1,242         1,225
                                               -------       -------
         Total current liabilities               3,366         2,894
Long-term debt                                   2,780         3,915
Deferred income taxes and other                    927           902
                                               -------       -------
         Total liabilities                       7,073         7,711
                                               -------       -------
Commitments and contingencies
            SHAREHOLDERS' EQUITY
Common shares, par value $1 per share
   Authorized shares: 1,400,000,000; issued
   and outstanding: 2006 - 400,404,000;
   2005 - 419,040,000                              400           419
Paid-in capital                                     --            --
Retained earnings                                3,932         4,286
Accumulated other comprehensive income             350           328
Less: Restricted stock awards                       --          (185)
                                               -------       -------
         Total shareholders' equity              4,682         4,848
                                               -------       -------
         Total liabilities and
            shareholders' equity               $11,755       $12,559
                                               =======       =======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                   (IN MILLIONS EXCEPT PER COMMON SHARE DATA)

                                                      THREE MONTHS
                                                    ENDED MARCH 31,
                                                    ---------------
                                                     2006     2005
                                                    ------   ------
Net sales                                           $3,186   $2,914
Cost of sales                                        2,306    2,086
                                                    ------   ------
   Gross profit                                        880      828
Selling, general and administrative expenses           523      495
(Income) regarding litigation settlement                --       (2)
                                                    ------   ------
   Operating profit                                    357      335
                                                    ------   ------
Other income (expense), net:
   Interest expense                                    (64)     (59)
   Other, net                                           34       37
                                                    ------   ------
                                                       (30)     (22)
                                                    ------   ------
   Income from continuing operations before
      income taxes, minority interest and
      cumulative effect of accounting change, net      327      313
Income taxes                                           113      101
                                                    ------   ------
   Income from continuing operations before
      minority interest and cumulative effect of
      accounting change, net                           214      212
Minority interest                                        6        5
                                                    ------   ------
   Income from continuing operations before
      cumulative effect of accounting change, net      208      207
(Loss) income from discontinued operations,
   net of income taxes                                  (1)      24
Cumulative effect of accounting change, net             (3)      --
                                                    ------   ------
   Net income                                       $  204   $  231
                                                    ======   ======
Earnings per common share:
   Basic:
      Income from continuing operations before
          cumulative effect of accounting change,
          net                                       $  .51   $  .48
      (Loss) income from discontinued
         operations, net of income taxes                --      .06
      Cumulative effect of accounting change, net     (.01)      --
                                                    ------   ------
      Net income                                    $  .50   $  .53
                                                    ======   ======
   Diluted:
      Income from continuing operations before
         cumulative effect of accounting change,
         net                                        $  .51   $  .47
      (Loss) income from discontinued
         operations, net of income taxes                --      .06
      Cumulative effect of accounting change, net     (.01)      --
                                                    ------   ------
      Net income                                    $  .50   $  .52
                                                    ======   ======
Cash dividends per common share:
   Declared                                         $  .22   $  .20
                                                    ======   ======
   Paid                                             $  .20   $  .18
                                                    ======   ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (IN MILLIONS)

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                   ----------------
                                                     2006     2005
                                                   -------   ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
   Cash provided by operations                     $   314   $  294
   (Increase) in receivables                          (256)    (163)
   (Increase) in inventories                          (125)     (72)
   Increase in accounts payable and accrued
      liabilities, net                                  98       60
                                                   -------   ------
      Net cash from operating activities                31      119
                                                   -------   ------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Increase in debt                                     39        1
   Payment of debt                                     (12)     (28)
   Retirement of debt                                 (827)      --
   Purchase of Company common stock                   (324)    (465)
   Issuance of Company common stock                      7       10
   Cash dividends paid                                 (84)     (80)
                                                   -------   ------
      Net cash (for) financing activities           (1,201)    (562)
                                                   -------   ------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
   Capital expenditures                               (110)     (58)
   Purchases of marketable securities                  (79)     (52)
   Proceeds from marketable securities                  90      112
   (Cash paid for) proceeds from disposition of:
      Other investments, net                            (1)       9
      Businesses, net of cash disposed                  --       63
   Other, net                                          (13)       9
                                                   -------   ------
      Net cash (for) from investing activities        (113)      83
                                                   -------   ------
Effect of exchange rates on cash and cash
   investments                                           1        6
                                                   -------   ------
CASH AND CASH INVESTMENTS:
   Decrease for the quarter                         (1,282)    (354)
   Cash at businesses held for sale                     --       38
   At January 1                                      1,964    1,256
                                                   -------   ------
   At March 31                                     $   682   $  940
                                                   =======   ======

            See notes to condensed consolidated financial statements.

                                MASCO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements.

     Certain prior-year amounts have been reclassified to conform to the 2006 presentation in the condensed consolidated financial statements. The results of operations related to 2005 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months ended March 31, 2005. In the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2005, the 2005 cash flows of discontinued operations are not separately classified.

     STOCK OPTIONS AND AWARDS. On January 1, 2003, the Company elected to prospectively change its method of accounting for stock-based compensation using the transition method defined by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - an Amendment of SFAS No. 123," and implemented the fair value method for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 were accounted for using the fair value method, and options granted prior to January 1, 2003 were accounted for using the intrinsic value method. The following table illustrates the pro forma effect on net income and earnings per common share for the three months ended March 31, 2005, as if the fair value method were applied to all previously issued, outstanding and unvested stock options, in millions except per common share data:

                                                    THREE MONTHS ENDED
                                                      MARCH 31, 2005
                                                    ------------------
Net income, as reported                                    $231
Add:
   Stock-based employee compensation expense
      included in reported net income, net of tax            13
Deduct:
   Stock-based employee compensation expense,
      net of tax                                            (13)
   Stock-based employee compensation expense
      determined under the fair value method
      for stock options granted prior to 2003,
      net of tax                                             (2)
                                                           ----
Pro forma net income                                       $229
                                                           ====
Earnings per common share:
   Basic as reported                                       $.53
   Basic pro forma                                         $.53
   Diluted as reported                                     $.52
   Diluted pro forma                                       $.52

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

B. Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," using the Modified Prospective Application ("MPA") method. The MPA method requires the Company to record expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method does not require the restatement of prior-year information. The Company is currently evaluating which tax election method it will use to determine the tax windfall or shortfall associated with stock options; such evaluation will be completed by the fourth quarter of 2006.

     The Company's 2005 Long Term Stock Incentive Plan (the "2005 Plan") replaced the 1991 Long Term Stock Incentive Plan (the "1991 Plan") in May 2005 and provides for the issuance of stock-based incentives in various forms. At March 31, 2006, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company's 1997 Non-Employee Directors Stock Plan (the "1997 Plan") provides for the payment of part of the compensation to non-employee Directors in Company common stock. Pre-tax compensation expense related to stock-based incentives was as follows for the three months ended March 31, 2006 and 2005, in millions:

                                        2006   2005
                                        ----   ----
Restricted long-term stock awards        $18    $11
Stock options                              9      8
Stock appreciation rights and phantom
   stock awards                            2      1
                                         ---    ---
   Total                                 $29    $20
                                         ===    ===

     The income tax benefit related to stock-based compensation expense recognized for the three months ended March 31, 2006 was $11 million.

     In the first quarter of 2006, the Company recognized additional pre-tax expense of $7 million ($4 million after tax, or $.01 per common share) related to the adoption of SFAS No. 123R. In addition, in the first quarter of 2006, the Company recorded expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net.

     At March 31, 2006, a total of 23,978,900 shares and 382,300 shares of Company common stock were available under the 2005 Plan and the 1997 Plan, respectively, for the granting of stock options and other restricted long-term stock incentive awards.

     RESTRICTED LONG-TERM STOCK AWARDS

     Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note B - continued:

     The following table summarizes the long-term stock award activity for the three months ended March 31, 2006, shares in millions:

                                                     2006
                                                     ----
Non-vested stock award shares at January 1, 2006        9
   Granted                                              1
   Vested                                              (1)
   Forfeited                                           --
                                                      ---
Non-vested stock award shares at March 31, 2006         9
                                                      ===
Weighted average grant date fair value (per share)    $30

     The Company continues to measure compensation cost for stock awards at the market price of the Company's common stock at the grant date. Effective January 1, 2006, such cost is being expensed ratably over the shorter of the vesting period of the stock awards, typically 10 years, or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such cost is being expensed over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible, the expense is being recognized over five years.

     There was $219 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years. There was $185 million of unrecognized compensation cost which was included as a reduction of shareholders' equity at December 31, 2005; such cost was reclassified on January 1, 2006 in accordance with SFAS No. 123R. As of January 1, 2006, the Company estimated a forfeiture rate for long-term stock awards and applied that rate to all previously expensed stock awards; such application did not result in a change in expense to be recorded as a cumulative effect of accounting change.

     The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2006 was $34 million.

     STOCK OPTIONS

     Stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of Company common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. Restoration stock options under the 1991 Plan become exercisable six months from the date of grant. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from options previously granted under the 1991 Plan.

     The Company granted 136,000 of primarily restoration stock option shares in the first quarter of 2006 with a grant date exercise price range of $29-$33 per share. In the first quarter of 2006, 250,000 stock option shares were forfeited.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note B - continued:

     A summary of the status of the Company's stock options for the three months ended March 31, 2006 is presented below, shares in millions:

                                                           2006
                                                       ------------
Option shares outstanding, January 1                     27
   Weighted average exercise price                     $ 26
Option shares granted, including restoration options     --
   Weighted average exercise price                     $ 31
Option shares exercised                                   1
   Aggregate intrinsic value on date of exercise       $  7 million
   Weighted average exercise price                     $ 21
Option shares forfeited                                  --
   Weighted average exercise price                     $ 27
Option shares outstanding, March 31                      26
   Weighted average exercise price                     $ 26
   Weighted average remaining option term (in years)      6
Option shares vested and expected to vest, March 31      26
   Weighted average exercise price                     $ 26
   Aggregate intrinsic value (A)                       $171 million
   Weighted average remaining option term (in years)      6
Option shares exercisable (vested), March 31             15
   Weighted average exercise price                     $ 25
   Aggregate intrinsic value (A)                       $118 million
   Weighted average remaining option term (in years)      4

(A) Aggregate intrinsic value is computed using the Company's stock price at March 31, 2006 less the exercise price (grant date price) multiplied by the number of shares.

     The Company measures compensation cost for stock options using a Black-Scholes option pricing model. The expense for unvested stock options at January 1, 2006 is based on grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. Effective January 1, 2006, such cost is being expensed ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. For stock options granted prior to January 1, 2006, such cost is being expensed ratably over the vesting period of the stock options, typically five years.

     As of March 31, 2006, there was $95 million of aggregate unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of over three years. As of January 1, 2006, the Company estimated a forfeiture rate for stock options and applied that rate to all previously expensed stock options; such application did not result in a change in expense to be recorded as a cumulative effect of accounting change.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note B - concluded:

     The following table summarizes the weighted average grant date fair values of option shares granted in the three months ended March 31, 2006 and the assumptions used to estimate those values using a Black-Scholes option pricing model:

                                           2006
                                         -------
Weighted average grant date fair value    $ 6.33
Risk-free interest rate                     4.70%
Dividend yield                              2.60%
Volatility factor                          26.00%
Expected option life                     4 years

     PHANTOM STOCK AWARDS AND STOCK APPRECIATION RIGHTS

     The Company issues phantom stock awards and stock appreciation rights ("SARs") to certain non-U.S. employees.

     Phantom stock awards are linked to the value of the Company's common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company continues to account for phantom stock awards as liability awards; the compensation cost is initially measured as the market price of the Company's common stock at the grant date and is expensed ratably over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the award is fully-vested and paid to the employees. For the three months ended March 31, 2006, the Company granted 91,000 shares of phantom stock awards with an aggregate fair value of $3 million and paid $2 million in cash to settle phantom stock awards.

     SARs are linked to the value of the Company's common stock and are settled in cash upon exercise. On January 1, 2006, the Company changed its method of accounting for SARs, in accordance with the provisions of SFAS No. 123R, from the intrinsic value method to the fair value method. The fair value method requires outstanding SARs to be classified as liability awards and valued using a Black-Scholes model at the grant date; such fair value is expensed ratably over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. As a result of implementing this change, the Company recorded expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net; the Company also recorded expense of $2 million related to the valuation of SARs at March 31, 2006. The Company did not grant any SARs in the first three months of 2006.

     The following table summarizes information related to phantom stock awards and SARs at March 31, 2006, in millions:

                                      PHANTOM STOCK   STOCK APPRECIATION
                                          AWARDS            RIGHTS
                                      -------------   ------------------
Accrued compensation cost liability        $12                $11
Unrecognized compensation cost             $ 4                $ 4
Outstanding                                  1                  1

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

C. The changes in the carrying amount of goodwill for the three months ended March 31, 2006, by segment, were as follows, in millions:

                                       BALANCE                    BALANCE
                                    DEC. 31, 2005   OTHER(A)   MAR. 31, 2006
                                    -------------   --------   -------------
Cabinets and Related Products           $  547         $ 4         $  551
Plumbing Products                          461           3            464
Installation and Other Services          1,718          --          1,718
Decorative Architectural Products          311           1            312
Other Specialty Products                 1,134          10          1,144
                                        ------         ---         ------
   Total                                $4,171         $18         $4,189
                                        ======         ===         ======

(A)  Other principally includes foreign currency translation adjustments.

     Other indefinite-lived intangible assets included registered trademarks of $254 million at both March 31, 2006 and December 31, 2005. The carrying value of the Company's definite-lived intangible assets was $50 million and $53 million at March 31, 2006 and December 31, 2005, respectively (net of accumulated amortization of $61 million and $58 million at March 31, 2006 and December 31, 2005, respectively) and principally included customer relationships and non-compete agreements.

D. Depreciation and amortization expense was $63 million and $62 million for the three months ended March 31, 2006 and 2005, respectively.

E. The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Included in other assets were the following financial investments, in millions:

                        MARCH 31,   DECEMBER 31,
                           2006         2005
                        ---------   ------------
Marketable securities      $111         $115
Private equity funds        266          262
Metaldyne Corporation        97           94
TriMas Corporation           46           46
Other investments            12           12
                           ----         ----
   Total                   $532         $529
                           ====         ====

     The Company's investments in marketable securities at March 31, 2006 and December 31, 2005 were as follows, in millions:

                                          PRE-TAX
                                 -----------------------
                                 UNREALIZED   UNREALIZED   RECORDED
                    COST BASIS      GAINS       LOSSES       BASIS
                    ----------   ----------   ----------   --------
March 31, 2006          $87          $24          $--        $111
December 31, 2005       $94          $21          $--        $115

     The Company had investments in 26 different marketable securities at March 31, 2006.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note E - concluded:

     Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                                 2006   2005
                                                 ----   ----
Realized gains from marketable securities        $ 8    $27
Realized losses from marketable securities        (3)    (1)
Dividend income from marketable securities         1      1
Income from other investments, net                 1     15
Dividend income from other investments             5      3
                                                 ---    ---
   Income from financial investments, net        $12    $45
                                                 ===    ===

F. In the first quarter of 2006, the Company retired $800 million of 6.75% notes due March 15, 2006. The Company reclassified to current liabilities from long-term debt, $854 million of Zero Coupon Convertible Notes, as the next put option date is January 20, 2007, and $300 million of floating-rate notes due March 2007.

G. The following is a reconciliation of the Company's retained earnings, in millions:

                                              MARCH 31,   DECEMBER 31,
                                                 2006         2005
                                              ---------   ------------
Balance at January 1                            $4,286       $3,880
   Net income                                      204          940
   Shares issued                                     6           --
   Shares retired:
      Repurchased                                 (313)        (197)
      Surrendered                                  (10)          --
   Cash dividends declared                         (90)        (337)
   Stock-based compensation expense                 25           --
   Reclassification of stock award activity       (176)          --
                                                ------       ------
Balance at end of period                        $3,932       $4,286
                                                ======       ======

     The Company's total comprehensive income was as follows, in millions:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                                 2006   2005
                                                 ----   ----
Net income                                       $204   $231
Other comprehensive income (loss):
   Cumulative translation adjustments, net         20    (87)
   Unrealized gain (loss) on marketable
      securities, net                               2    (28)
                                                 ----   ----
   Total comprehensive income                    $226   $116
                                                 ====   ====

     The unrealized gain (loss) on marketable securities, net, is net of income tax (benefit) of $1 million and $(16) million for the three months ended March 31, 2006 and 2005, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note G - concluded:

     The components of accumulated other comprehensive income were as follows, in millions:

                                            MARCH 31,   DECEMBER 31,
                                               2006         2005
                                            ---------   ------------
Cumulative translation adjustments, net       $ 439         $ 419
Unrealized gain on marketable
   securities, net                               15            13
Minimum pension liability, net                 (104)         (104)
                                              -----         -----
   Accumulated other comprehensive income     $ 350         $ 328
                                              =====         =====

     The unrealized gain on marketable securities, net, is reported net of income tax of $9 million and $8 million at March 31, 2006 and December 31, 2005, respectively. The minimum pension liability, net is reported net of income tax benefit of $61 million at both March 31, 2006 and December 31, 2005.

H. The Company owns 64 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $96 million and $89 million at March 31, 2006 and December 31, 2005, respectively, is recorded in the caption deferred income taxes and other liabilities on the Company's condensed consolidated balance sheets.

I. The net periodic pension cost for the Company's qualified defined-benefit pension plans was as follows, in millions:

                                 THREE MONTHS ENDED
                                      MARCH 31,
                                 ------------------
                                    2006   2005
                                    ----   ----
Service cost                        $  5   $  4
Interest cost                         11     10
Expected return on plan assets       (12)   (10)
Amortization of net loss               2      2
                                    ----   ----
   Net periodic pension cost        $  6   $  6
                                    ====   ====

     Net periodic pension cost for the Company's non-qualified unfunded supplemental defined-benefit pension plans was $4 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

J. The following table presents information about the Company by segment and geographic area, in millions:

                                                          THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------
                                                        2006     2005      2006   2005
                                                       ------   ------     ----   ----
                                                         NET SALES(A)    OPERATING PROFIT
                                                       ---------------   ----------------
The Company's operations by segment were:
   Cabinets and Related Products                       $  852   $  783     $121   $116
   Plumbing Products                                      797      760       66     79
   Installation and Other Services                        806      693       95     80
   Decorative Architectural Products                      409      371       77     59
   Other Specialty Products                               322      307       46     45
                                                       ------   ------     ----   ----
      Total                                            $3,186   $2,914     $405   $379
                                                       ======   ======     ====   ====
The Company's operations by geographic area were:
   North America                                       $2,669   $2,369     $348   $319
   International, principally Europe                      517      545       57     60
                                                       ------   ------     ----   ----
      Total                                            $3,186   $2,914      405    379
                                                       ======   ======
General corporate expense, net                                              (48)   (46)
Income regarding litigation settlement (B)                                   --      2
                                                                           ----   ----
      Operating profit                                                      357    335
Other income (expense), net                                                 (30)   (22)
                                                                           ----   ----
      Income from continuing operations before
         income taxes, minority interest and
         cumulative effect of accounting change, net                       $327   $313
                                                                           ====   ====

(A)  Intra-segment sales were not material.

(B) The income regarding litigation settlement relates to litigation discussed in Note M related to the Company's subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

K. Other, net, which is included in other income (expense), net, included the following, in millions:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                      2006   2005
                                                      ----   ----
Income from cash and cash investments                  $14   $  5
Other interest income                                    1      1
Income from financial investments, net (Note E)         12     45
Other items, net                                         7    (14)
                                                       ---   ----
   Total other, net                                    $34   $ 37
                                                       ===   ====

     Other items, net, for the first quarter of 2006 primarily included $4 million of currency transaction gains. Other items, net, for the first quarter of 2005 included $13 million of currency transaction losses.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

L. The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                         2006   2005
                                                         ----   ----
Numerator (basic and diluted):
   Income from continuing operations
      before cumulative effect of accounting
      change, net                                        $208   $207
   (Loss) income from discontinued operations,
      net of income taxes                                  (1)    24
   Cumulative effect of accounting change, net             (3)    --
                                                         ----   ----
   Net income                                            $204   $231
                                                         ====   ====
Denominator:
   Basic common shares (based on weighted average)        406    434
   Add:
      Contingent common shares                              3      4
      Stock option dilution                                 2      5
                                                         ----   ----
   Diluted common shares                                  411    443
                                                         ====   ====

     At March 31, 2006, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes ("Notes") in the calculation of diluted earnings per common share, as the price of the Company's common stock at March 31, 2006 did not exceed the equivalent accreted value of the Notes.

     Additionally, 12.9 million common shares and 0.4 million common shares for the three months ended March 31, 2006 and 2005, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect. Effective January 1, 2006, the Company changed its method of calculating the dilutive effect of stock options in accordance with the provisions of SFAS No. 123R. Such calculation now includes the unrecognized compensation expense associated with unvested stock options.

     In the first quarter of 2006, the Company repurchased and retired approximately 10 million shares of Company common stock, for cash aggregating $324 million. At March 31, 2006, the Company had 19 million shares of its common stock remaining under the March 2005 Board of Directors repurchase authorization.

M. The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

     As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington State Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr. The Company expects that the evaluation, processing and payment of claims for both the National Settlement and the Washington State Settlement should be completed in 2006.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note M - concluded:

     As previously disclosed, several lawsuits have been brought against the Company and a number of its insulation installation companies in the federal courts in Atlanta, Georgia, and Ft. Meyers, Florida, alleging that certain practices violate provisions of federal and state antitrust laws; the complaints are requesting class action certification. The Company is vigorously defending these cases and believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws.

     As previously disclosed, a lawsuit has been brought against the Company and its Milgard Manufacturing subsidiary alleging design defects in certain Milgard aluminum windows; the complaint is requesting class action certification. The Company is vigorously defending the case and believes that its window products have not been manufactured with the alleged design defects.

     As previously disclosed, European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company's European manufacturing divisions and a number of other large businesses. In addition, several private antitrust lawsuits have been filed in the United States against the Company and several other companies that are being investigated, which appear to be an outgrowth of the European investigations. The Company believes that it will not incur material liability as a result of the matters that are subject to these investigations or as a result of any such lawsuits.

N. The following is a reconciliation of the Company's warranty liability, in millions:

                                                    MARCH 31,   DECEMBER 31,
                                                       2006         2005
                                                    ---------   ------------
Balance at January 1                                  $105          $100
   Accruals for warranties issued during
      the period                                        16            67
   Accruals related to pre-existing warranties           1             1
   Settlements made (in cash or kind) during
      the period                                       (14)          (57)
   Other, net (including foreign exchange impact)       (1)           (6)
                                                      ----          ----
Balance at end of period                              $107          $105
                                                      ====          ====

O. In April 2006, the Company completed the sale of two relatively small businesses, the results of which will be included in continuing operations through the date of sale; aggregate net sales for these businesses were $46 million for the year ended December 31, 2005. Cambridge Brass is a supplier of plumbing fittings in North America and was included in the Plumbing Products segment. Faucet Queens is a supplier of home hardware and repair products to food and drug stores in North America and was included in the Other Specialty Products segment. Gross proceeds from the sale of these businesses was approximately $49 million; total assets and liabilities were $52 million and $6 million, respectively, at March 31, 2006. These businesses had combined net sales and operating profit of $11 million and $1 million, respectively, for the three months ended March 31, 2006.

     In the first quarter of 2006, the Company recognized, in discontinued operations, $1 million of additional expenses related to the disposition of businesses completed in 2005.

                                MASCO CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

P. As part of the Company's strategy of value creation, the Company announced a plant closure in the Plumbing Products segment in January 2006. In the first quarter of 2006, the Company incurred $17 million of costs and charges (primarily accelerated depreciation and severance expense) associated with this plant closure and other profit improvement programs in the Plumbing Products segment. The Company expects to incur additional costs throughout 2006 and currently anticipates that total costs for the full-year will approximate $70 million.

                                MASCO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2006 VERSUS FIRST QUARTER 2005

                              SALES AND OPERATIONS

     The following table sets forth the Company's net sales and operating profit margins by business segment and geographic area, dollars in millions:

                                       THREE MONTHS ENDED   PERCENT INCREASE
                                            MARCH 31,          (DECREASE)
                                       ------------------   ----------------
                                          2006     2005       2006 VS. 2005
                                         ------   ------    ----------------
NET SALES:
   Cabinets and Related Products         $  852   $  783           9%
   Plumbing Products                        797      760           5%
   Installation and Other Services          806      693          16%
   Decorative Architectural Products        409      371          10%
   Other Specialty Products                 322      307           5%
                                         ------   ------
      Total                              $3,186   $2,914           9%
                                         ======   ======

   North America                         $2,669   $2,369          13%
   International, principally Europe        517      545          (5%)
                                         ------   ------
      Total                              $3,186   $2,914           9%
                                         ======   ======

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                       ------------------
                                          2006   2005
                                          ----   ----
OPERATING PROFIT MARGINS: (A)
   Cabinets and Related Products          14.2%  14.8%
   Plumbing Products                       8.3%  10.4%
   Installation and Other Services        11.8%  11.5%
   Decorative Architectural Products      18.8%  15.9%
   Other Specialty Products               14.3%  14.7%

   North America                          13.0%  13.5%
   International, principally Europe      11.0%  11.0%
      Total                               12.7%  13.0%

Operating profit margins, as
   reported                               11.2%  11.5%

(A) Before general corporate expense, net, of $48 million for the three months ended March 31, 2006. Before general corporate expense, net, of $46 million and income regarding the litigation settlement related to the Decorative Architectural Products segment of $2 million for the three months ended March 31, 2005.

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

                                    NET SALES

     Net sales in the first quarter of 2006 increased nine percent from the comparable period in 2005. Excluding results from acquisitions, net sales also increased nine percent (including a two percent decrease relating to the effect of currency translation) compared with 2005. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                      2006     2005
                                                     ------   ------
Net sales, as reported                               $3,186   $2,914
   Acquisitions                                          (6)      --
                                                     ------   ------
Net sales, excluding acquisitions                     3,180    2,914
   Currency translation                                  45       --
                                                     ------   ------
Net sales, excluding acquisitions and the effect
   of currency translation                           $3,225   $2,914
                                                     ======   ======

     Net sales of Cabinets and Related Products increased nine percent in the first quarter of 2006 compared with 2005, primarily due to increased sales volume of assembled cabinets in the new construction and retail markets, offset in part by a stronger U.S. dollar which had a negative effect on the translation of local currencies of European operations included in this segment.

     Net sales of Plumbing Products increased five percent in the first quarter of 2006 compared with 2005, primarily due to increased sales volume through the Company's wholesale distribution channel, as well as increased sales to certain retail customers, offset in part by a stronger U.S. dollar which had a negative effect on the translation of local currencies of European operations included in this segment.

     Net sales of Installation and Other Services increased 16 percent in the first quarter of 2006 compared with 2005, primarily due to increased sales volume of non-insulation products, selling price increases and a continued strong new-housing market.

     Net sales of Decorative Architectural Products increased 10 percent in the first quarter of 2006 compared with 2005, primarily due to increased sales volume and selling price increases of paints and stains.

     Net sales of Other Specialty Products increased five percent in the first quarter of 2006 compared with 2005, primarily due to increased sales of doors and windows to North American new construction markets, offset in part by a stronger U.S. dollar which had a negative effect on the translation of local currencies of European operations included in this segment.

                                MASCO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales from North American and International operations in the first quarter of 2006 increased 13 percent and decreased five percent, respectively, compared with the first quarter of 2005. North American sales were positively affected by increased sales volume of assembled cabinets, paints and stains and installation services, as well as increased selling prices of paints and stains and installation services. For the first quarter of 2006, International sales were negatively affected by a stronger U.S. dollar, principally against the Euro, which decreased International net sales by eight percent.

                                OPERATING MARGINS

     The Company's gross profit margin was 27.6 percent for the first quarter of 2006 compared with 28.4 percent for the comparable period in 2005. Selling, general and administrative expenses as a percentage of sales were 16.4 percent for the first quarter of 2006 and 17.0 percent for the comparable period of the prior year. First quarter 2006 results were positively affected by increases in certain selling prices, as well as increased sales volume of assembled cabinets, paints and stains and installation services, which partially offset commodity cost increases and a less favorable product mix in certain segments. Operating profit in 2006 was negatively affected by charges of $17 million related to the Company's profit improvement programs in the Plumbing Products segment. Operating profit for the first quarter of 2005 benefited from $2 million of income regarding the Behr litigation settlement.

     Operating profit margin for the Cabinets and Related Products segment for the first quarter of 2006 was 14.2 percent compared with 14.8 percent for the first quarter of 2005, and reflects continued manufacturing and distribution inefficiencies due to increased demand for assembled cabinets in North America, as well as a less favorable product mix.

     Operating profit margin for the Plumbing Products segment was 8.3 percent for the first quarter of 2006 compared with 10.4 percent for the first quarter of 2005. Operating profit margin in this segment was adversely affected by charges of $17 million related to the Plumbing Products profit improvement programs, as well as commodity and freight cost increases and a less favorable product mix.

     Operating profit margin for the Installation and Other Services segment was
11.8 percent for the first quarter of 2006 compared with 11.5 percent for the first quarter of 2005. The slight improvement in operating profit margin in this segment is primarily attributable to selling price increases, offset in part by increased sales volume of generally lower-margin, non-insulation products.

     Within the Installation and Other Services segment, the availability of fiberglass insulation to support the Company's installation and distribution activities continues to be constrained. The high level of demand for fiberglass insulation as a result of the continued strong new construction market has outpaced the industry's capacity to produce additional product. The Company believes that these conditions will persist through 2006 and is working with its diverse supplier base to secure the appropriate amount of material. At the current time, the Company believes that it will be able to do so, but if the Company cannot obtain the required amount of material, this could have a negative impact on its operations.

     Operating profit margin for the Decorative Architectural Products segment was 18.8 percent for the first quarter of 2006 compared with 15.9 percent for the first quarter of 2005. The improvement in operating profit margin is primarily due to increased selling prices, as well as higher sales volume of paints and stains which offset commodity cost increases.

                                MASCO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating profit margin for the Other Specialty Products segment was 14.3 percent for the first quarter of 2006 compared with 14.7 percent for the first quarter of 2005 and reflects a less favorable product mix.

     The Company's operating profit margin, as reported, was 11.2 percent for the first quarter of 2006 compared with 11.5 percent for the first quarter of 2005. Operating profit margin for the first quarter of 2006 included the negative effect of $17 million of charges related to profit improvement programs in the Plumbing Products segment. Excluding the $17 million of charges in 2006 and the $2 million of income regarding litigation settlement in 2005, operating profit margin was 11.7 percent and 11.4 percent for the first quarters of 2006 and 2005, respectively.

                           OTHER INCOME (EXPENSE), NET

     Other, net, for the first quarter of 2006 included $5 million of realized gains, net, from the sale of marketable securities, dividend income of $6 million and $1 million of income from other investments, net. Other, net, also included currency transaction gains of $4 million for the first quarter of 2006.

     Other, net, for the first quarter of 2005 included $26 million of realized gains, net from the sale of marketable securities, dividend income of $4 million and $15 million of income from other investments, net. Other, net, also included currency transaction losses of $13 million for the first quarter of 2005.

     Interest expense for the first quarter of 2006 increased $5 million to $64 million compared with $59 million for the first quarter of 2005, primarily due to the issuance of fixed-rate notes in June 2005, as well as the effect of increasing interest rates.

         INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

     Income and diluted earnings per common share from continuing operations before the cumulative effect of accounting change, net for the first quarter of 2006 were $208 million and $.51 per common share compared with $207 million and $.47 per common share for the comparable period of 2005, respectively. The Company's effective tax rate for the three months ended March 31, 2006 was 34.6 percent compared with 32.3 percent for the same period in 2005. The lower tax rate for the first quarter of 2005 compared to the first quarter of 2006 resulted primarily from certain adjustments to estimated tax accruals related to International operations recognized in the first quarter of 2005. The Company estimates that its effective tax rate for the full-year 2006 should approximate 34 to 35 percent.

                           OTHER FINANCIAL INFORMATION

     The Company's current ratio was 1.3 to 1 and 1.8 to 1 at March 31, 2006 and December 31, 2005, respectively, due to the reclassification to current liabilities from long-term debt, $854 million of Zero Coupon Convertible Notes, as the next put option date is January 20, 2007, and $300 million of floating-rate notes due March 2007.

                                MASCO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three months ended March 31, 2006, cash of $31 million was provided by operating activities. Cash used for financing activities was $1,201 million, and included $84 million for the payment of cash dividends, $324 million for the acquisition of Company common stock in open-market transactions and $827 million (including accrued interest) for the retirement of 6.75% notes due March 15, 2006. Cash provided by financing activities included $7 million from the issuance of Company common stock, primarily for the exercise of stock options, and $27 million from the net increase in debt. Net cash used for investing activities was $113 million, and included $110 million for capital expenditures, offset in part by $10 million of net proceeds from the sale of financial investments.

     First quarter 2006 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable and inventories compared with December 31, 2005.

     Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment." Note B to the Company's Condensed Consolidated Financial Statements discusses the accounting policies regarding stock options and awards.

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

                             OUTLOOK FOR THE COMPANY

     In late 2005 and into 2006, the Company has experienced additional commodity cost increases; the Company believes such increases will adversely affect its 2006 operating performance. The Company has already implemented and continues to implement additional price increases for a number of its products, and believes that by the end of the first half of 2006, many of these cost increases will be largely offset by such price increases.

     The Company remains committed to its strategy of value creation and is focused on the simplification of its business model, cash flow generation, improvement in return on invested capital and the return of cash to shareholders through share repurchases and dividends.

     Consistent with this strategy, the Company is pursuing a variety of initiatives to offset cost increases and increase operating profit, including sourcing programs, the restructuring of certain of its businesses (including consolidations), manufacturing rationalization, headcount reductions and other profit improvement programs.

     As part of its strategy of value creation, the Company announced a plant closure in the Plumbing Products segment in January 2006. The Company incurred $17 million of costs associated with this plant closure and other profit improvement programs in the first quarter of 2006 and expects to incur additional costs throughout 2006. Implementing these initiatives should improve the Company's earnings outlook for 2007 and beyond.

                                MASCO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     Certain sections of this Quarterly Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including those discussed in Item 1A, "Risk Factors," the "Executive Level Overview," and "Critical Accounting Policies and Estimates" sections in the Company's Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission may affect the Company's performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

                                MASCO CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures.

          The Company's principal executive officer and principal financial officer have concluded, based on an evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2006, the Company's disclosure controls and procedures were effective.

     b.   Changes in Internal Control Over Financial Reporting.

          In connection with the evaluation of the Company's "internal control over financial reporting" that occurred during the quarter ended March 31, 2006, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

                                MASCO CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information regarding legal proceedings involving the Company is set forth in Note M to the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS

     Information regarding risk factors of the Company is set forth in Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2006, in millions except average price paid per common share data:

                                                     Total Number of    Maximum Number of
                                                    Shares Purchased    Shares That May
                    Total Number   Average Price       as Part of       Yet Be Purchased
                     of Shares       Paid Per      Publicly Announced   Under the Plans
Period              Purchased(A)    Common Share    Plans or Programs      or Programs
------              ------------   -------------   ------------------   -----------------
1/1/06-1/31/06            3            $30.07               3                   26
2/1/06-2/28/06            4            $30.26               3                   23
3/1/06-3/31/06            4            $31.13               4                   19
                        ---                               ---
   Total for
      the quarter        11            $30.54              10

(A) Includes one million shares (i) surrendered for the exercise of stock options or (ii) withheld for the payment of taxes upon the vesting of stock awards or the exercise of stock options.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS

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

                                        MASCO CORPORATION


                                        By: /s/ Timothy Wadhams
                                            ------------------------------------
                                        Name: Timothy Wadhams
                                        Title: Senior Vice President and
                                               Chief Financial Officer

May 5, 2006

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