Form 10-Q
period 2006-06-30
MASCO CORP /DE/
filed 2006-08-03
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission file number: 1-5794
Masco Corporation
(Exact name of Registrant as Specified in Charter)

Delaware	38-1794485

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

21001 Van Born Road, Taylor, Michigan	48180

(Address of Principal Executive Offices)	(Zip Code)
(313) 274-7400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated ☑            Accelerated ☐            Non-accelerated ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 1, 2006
Common stock, par value $1.00 per share	398,100,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2006 and December 31, 2005
(In Millions Except Share Data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash investments	$606	$1,964
Accounts and notes receivable, net	2,023	1,716
Prepaid expenses and other	319	316
Inventories:
Raw material	493	427
Finished goods	639	525
Work in process	181	175

	1,313	1,127

Total current assets	4,261	5,123

Property and equipment, net	2,284	2,173
Goodwill	4,196	4,171
Other intangible assets, net	303	307
Other assets	723	785

Total assets	$11,767	$12,559

LIABILITIES
Current liabilities:
Notes payable	$1,184	$832
Accounts payable	979	837
Accrued liabilities	1,263	1,225

Total current liabilities	3,426	2,894

Long-term debt	2,810	3,915
Deferred income taxes and other	899	902

Total liabilities	7,135	7,711

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share; Authorized shares: 1,400,000,000; Issued and outstanding: 2006 — 391,840,000; 2005 — 419,040,000	392	419
Paid-in capital	—	—
Retained earnings	3,812	4,286
Accumulated other comprehensive income	428	328
Less: Restricted stock awards	—	(185)

Total shareholders’ equity	4,632	4,848

Total liabilities and shareholders’ equity	$11,767	$12,559

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$3,389	$3,286	$6,575	$6,200
Cost of sales	2,403	2,318	4,709	4,404

Gross profit	986	968	1,866	1,796

Selling, general and administrative expenses	532	508	1,055	1,003
Goodwill impairment charge	10	—	10	—
(Income) regarding litigation settlement	—	(3)	—	(5)

Operating profit	444	463	801	798

Other income (expense), net:
Impairment charge for investments	(78)	(2)	(78)	(2)
Interest expense	(53)	(58)	(117)	(117)
Other, net	32	19	66	56

	(99)	(41)	(129)	(63)
Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	345	422	672	735

Income taxes	120	150	233	251

Income from continuing operations before minority interest and cumulative effect of accounting change, net	225	272	439	484
Minority interest	8	5	14	10

Income from continuing operations before cumulative effect of accounting change, net	217	267	425	474
Income from discontinued operations, net	2	7	1	31
Cumulative effect of accounting change, net	—	—	(3)	—

Net income	$219	$274	$423	$505

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$.55	$.63	$1.06	$1.11
Income from discontinued operations, net	.01	.01	—	.07
Cumulative effect of accounting change, net	—	—	(.01)	—

Net income	$.55	$.65	$1.05	$1.18

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$.54	$.62	$1.04	$1.08
Income from discontinued operations, net	—	.01	—	.07
Cumulative effect of accounting change, net	—	—	(.01)	—

Net income	$.54	$.64	$1.04	$1.16

Cash dividends per common share:
Declared	$.22	$.20	$.44	$.40

Paid	$.22	$.20	$.42	$.38

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(In Millions)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$703	$659
(Increase) in receivables	(306)	(288)
(Increase) in inventories	(178)	(126)
Increase in accounts payable and accrued liabilities, net	150	174

Net cash from operating activities	369	419

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	41	1
Payment of debt	(19)	(36)
Retirement of notes	(827)	—
Issuance of notes, net of issuance costs	—	494
Purchase of Company common stock	(614)	(607)
Issuance of Company common stock	21	24
Cash dividends paid	(174)	(167)

Net cash (for) financing activities	(1,572)	(291)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(211)	(126)
Purchases of marketable securities	(126)	(90)
Proceeds from marketable securities	136	192
Proceeds from:
Other investments, net	19	15
Businesses, net of cash disposed	50	103
Acquisition of companies, net of cash acquired	(5)	(5)
Other, net	(25)	19

Net cash (for) from investing activities	(162)	108

Effect of exchange rates on cash and cash investments	7	8

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(1,358)	244
Cash at businesses held for sale	—	38
At January 1	1,964	1,256

At June 30	$606	$1,538

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2006 and the results of operations for the three months and six months ended June 30, 2006 and 2005 and changes in cash flows for the six months ended June 30, 2006 and 2005. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2006 presentation in the condensed consolidated financial statements. The results of operations related to 2005 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2005. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2005, the 2005 cash flows of discontinued operations are not separately classified.

Stock Options and Awards. On January 1, 2003, the Company elected to prospectively change its method of accounting for stock-based compensation using the transition method defined by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an Amendment of SFAS No. 123,” and implemented the fair value method for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 were accounted for using the fair value method, and options granted prior to January 1, 2003 were accounted for using the intrinsic value method. The pro forma effect on net income and earnings per common share, as if the fair value method were applied to all previously issued, outstanding and unvested stock options, was as follows, in millions except per common share data:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$274	$505
Add:
Stock-based employee compensation expense included in reported net income, net of tax	11	24
Deduct:
Stock-based employee compensation expense, net of tax	(11)	(24)
Stock-based employee compensation expense determined under the fair value method for stock options granted prior to 2003, net of tax	(1)	(3)

Pro forma net income	$273	$502

Earnings per common share:
Basic as reported	$.65	$1.18
Basic pro forma	$.64	$1.17

Diluted as reported	$.64	$1.16
Diluted pro forma	$.63	$1.15

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to record expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method does not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company is currently evaluating which tax election method it will use to determine the tax windfall associated with stock options; such evaluation will be completed by the fourth quarter of 2006.

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At June 30, 2006, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. Pre-tax compensation expense related to stock-based incentives was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Restricted long-term stock awards	$13	$12	$31	$23
Stock options	9	8	18	16
Phantom stock awards and stock appreciation rights	(3)	(2)	(1)	(1)

Total	$19	$18	$48	$38

The income tax benefit related to stock-based compensation expense recognized for the three months and six months ended June 30, 2006 was $7 million and $18 million, respectively.

For the three months and six months ended June 30, 2006, the Company recognized additional pre-tax (income) expense of $(1) million and $6 million ($4 million after tax, or $.01 per common share), respectively, related to the adoption of SFAS No. 123R. In addition, in the first half of 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net.

At June 30, 2006, a total of 24,187,600 shares and 310,300 shares of Company common stock were available under the 2005 Plan and the 1997 Plan, respectively, for the granting of stock options and other restricted long-term stock incentive awards.

Restricted Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — continued:
The Company’s long-term stock award activity was as follows, shares in millions:

Six Months Ended
June 30, 2006
Non-vested stock award shares, January 1	9
Weighted average grant date fair value	$25

Stock award shares granted	1
Weighted average grant date fair value	$30

Stock award shares vested	1
Weighted average grant date fair value	$24

Stock award shares forfeited	—
Weighted average grant date fair value	$26

Non-vested stock award shares, June 30	9
Weighted average grant date fair value	$26
The Company continues to measure compensation cost for stock awards at the market price of the Company’s common stock at the grant date. Effective January 1, 2006, such cost is being expensed ratably over the shorter of the vesting period of the stock awards, typically 10 years, or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such cost is being expensed over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible, the expense is being recognized over five years.

At June 30, 2006, there was $206 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years. There was $185 million of unrecognized compensation cost, which was included as a reduction of shareholders’ equity at December 31, 2005; such cost was reclassified on January 1, 2006 in accordance with SFAS No. 123R. As of January 1, 2006, the Company estimated a forfeiture rate for long-term stock awards and applied that rate to all previously expensed stock awards; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2006 was $36 million.

Stock Options

Stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. Restoration stock options under the 1991 Plan become exercisable six months from the date of grant. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from options previously granted under the 1991 Plan.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — continued:
The Company granted 392,000 of primarily restoration stock option shares in the first half of 2006 with a grant date exercise price range of $29 to $33 per share. In the first half of 2006, 615,000 stock option shares were forfeited.
The Company’s stock option activity was as follows, shares in millions:

Six Months Ended
June 30, 2006
Option shares outstanding, January 1	27
Weighted average exercise price	$26

Option shares granted, including restoration options	—
Weighted average exercise price	$31

Option shares exercised	3
Aggregate intrinsic value on date of exercise	$18 million
Weighted average exercise price	$25

Option shares forfeited	1
Weighted average exercise price	$31

Option shares outstanding, June 30	23
Weighted average exercise price	$26
Weighted average remaining option term (in years)	6

Option shares vested and expected to vest, June 30	23
Weighted average exercise price	$26
Aggregate intrinsic value (A)	$98 million
Weighted average remaining option term (in years)	6

Option shares exercisable (vested), June 30	13
Weighted average exercise price	$24
Aggregate intrinsic value (A)	$75 million
Weighted average remaining option term (in years)	5

(A)	Aggregate intrinsic value is computed using the Company’s stock price at June 30, 2006 less the exercise price (grant date price) multiplied by the number of shares.
The Company measures compensation cost for stock options using a Black-Scholes option pricing model. The expense for unvested stock options at January 1, 2006 is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. Effective January 1, 2006, such cost is being expensed ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. For stock options granted prior to January 1, 2006, such cost is being expensed ratably over the vesting period of the stock options, typically five years.

As of June 30, 2006, there was $87 million of aggregate unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years. As of January 1, 2006, the Company estimated a forfeiture rate for stock options and applied that rate to all previously expensed stock options; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model was as follows:

Six Months Ended
June 30, 2006
Weighted average grant date fair value	$7.20
Risk-free interest rate	4.90%
Dividend yield	2.62%
Volatility factor	27.20%
Expected option life	4 years
Phantom Stock Awards and Stock Appreciation Rights

The Company issues phantom stock awards and stock appreciation rights (“SARs”) to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company continues to account for phantom stock awards as liability awards; the compensation cost is initially measured as the market price of the Company’s common stock at the grant date and is expensed over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the award is fully-vested and paid to the employees. For the six months ended June 30, 2006, the Company granted 116,000 shares of phantom stock awards with an aggregate fair value of $4 million and paid $2 million in cash to settle phantom stock awards.

SARs are linked to the value of the Company’s common stock and are settled in cash upon exercise. On January 1, 2006, the Company changed its method of accounting for SARs, in accordance with the provisions of SFAS No. 123R, from the intrinsic value method to the fair value method. The fair value method requires outstanding SARs to be classified as liability awards and valued using a Black-Scholes model at the grant date; such fair value is expensed over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. As a result of implementing this change, in the first half of 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net. The Company also recognized income of $3 million and $1 million, related to the valuation of SARs for the three months and six months ended June 30, 2006, respectively. The Company did not grant any SARs in the first six months of 2006.

The information related to phantom stock awards and SARs was as follows, in millions:

	Six Months Ended
	June 30, 2006
	Phantom Stock	Stock Appreciation
	Awards	Rights
Accrued compensation cost liability	$12	$8
Unrecognized compensation cost	$1	$3
Outstanding equivalent common shares	1	1

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The changes in the carrying amount of goodwill for the six months ended June 30, 2006, by segment, were as follows, in millions:

	Balance				Balance
	Dec. 31, 2005	Additions(A)	Deductions(B)	Other(C)	June 30, 2006
Cabinets and Related Products	$547	$—	$(10)	$20	$557
Plumbing Products	461	—	—	20	481
Installation and Other Services	1,718	4	—	—	1,722
Decorative Architectural Products	311	—	—	1	312
Other Specialty Products	1,134	—	(32)	22	1,124

Total	$4,171	$4	$(42)	$63	$4,196

(A)	Additions include acquisitions.

(B)	Deductions include the write-down of goodwill related to the planned closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment and the disposition of a small business in the Other Specialty Products segment.

(C)	Other principally includes the effect of currency translation.
Other indefinite-lived intangible assets included registered trademarks of $255 million and $254 million at June 30, 2006 and December 31, 2005, respectively. The carrying value of the Company’s definite-lived intangible assets was $48 million and $53 million at June 30, 2006 and December 31, 2005, respectively (net of accumulated amortization of $46 million and $58 million at June 30, 2006 and December 31, 2005, respectively) and principally included customer relationships and non-compete agreements.

D.	Depreciation and amortization expense was $126 million and $120 million for the six months ended June 30, 2006 and 2005, respectively.

E.	The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2006	2005
Marketable securities	$100	$115
Private equity funds	224	262
Metaldyne Corporation	57	94
TriMas Corporation	40	46
Other investments	13	12

Total	$434	$529

The Company’s investments in marketable securities at June 30, 2006 and December 31, 2005 were as follows, in millions:

		Pre-tax Unrealized		Recorded
	Cost Basis	Gains	Losses	Basis
June 30, 2006	$88	$12	$—	$100
December 31, 2005	$94	$21	$—	$115

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — concluded:
The Company had investments in approximately 30 different marketable securities at June 30, 2006.

Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Realized gains from marketable securities	$4	$1	$12	$28
Realized losses from marketable securities	(5)	(3)	(8)	(4)
Dividend income from marketable securities	—	1	1	2
Income from other investments, net	12	30	13	45
Dividend income from other investments	1	3	6	6

Income from financial investments, net	$12	$32	$24	$77

Impairment charge:
Metaldyne Corporation	$(40)	$—	$(40)	$—
Private equity funds	(32)	—	(32)	—
TriMas Corporation	(6)	—	(6)	—
Marketable securities	—	(2)	—	(2)

Impairment charge for financial investments	$(78)	$(2)	$(78)	$(2)

Based on a review of new information from a private equity fund manager concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation products markets served by Metaldyne Corporation, the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in the second quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $78 million for its investments, primarily related to Metaldyne Corporation and the Heartland Industrial Partners private equity fund, which invested in automotive and transportation-related suppliers, including Metaldyne Corporation and TriMas Corporation. The impairment charge is based on current estimates for the fair value of these investments; such estimates could change based on future events and circumstances.

F.	In the first half of 2006, the Company retired $800 million of 6.75% notes due March 15, 2006. The Company reclassified to current liabilities from long-term debt, $861 million of Zero Coupon Convertible Notes, as the next put option date is January 20, 2007, and $300 million of floating-rate notes due March 2007.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
G.	The following is a summary of the activity in the Company’s retained earnings and additional paid-in-capital, in millions:

	June 30,	December 31,
	2006	2005
Balance at January 1	$4,286	$3,880
Net income	423	940
Shares issued	19	—
Shares retired:
Repurchased	(594)	(197)
Surrendered	(15)	—
Cash dividends declared	(176)	(337)
Stock-based compensation expense	45	—
Reclassification of stock award activity	(176)	—

Balance at end of period	$3,812	$4,286

At June 30, 2006 and December 31, 2005, the Company did not have a balance in additional paid-in-capital due to the repurchases of Company common stock.

The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$219	$274	$423	$505
Other comprehensive income (loss):
Cumulative translation adjustments, net	84	(108)	104	(195)
Unrealized (loss) gain on marketable securities, net	(7)	2	(5)	(26)
Minimum pension liability, net	1	—	1	—

Total	$297	$168	$523	$284

The unrealized (loss) gain on marketable securities, net, is net of income tax (benefit) of $(5) million and $(4) million for the three months and six months ended June 30, 2006, respectively, and $2 million and $(14) million for the three months and six months ended June 30, 2005, respectively.

The components of accumulated other comprehensive income were as follows, in millions:

	June 30,	December 31,
	2006	2005
Cumulative translation adjustments, net	$523	$419
Unrealized gain on marketable securities, net	8	13
Minimum pension liability, net	(103)	(104)

Total	$428	$328

The unrealized gain on marketable securities, net, is reported net of income tax of $4 million and $8 million at June 30, 2006 and December 31, 2005, respectively. The minimum pension liability, net, is reported net of income tax benefit of $61 million at both June 30, 2006 and December 31, 2005.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
H.	The Company owns 64 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $94 million and $89 million at June 30, 2006 and December 31, 2005, respectively, is recorded in deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.
I.	The net periodic pension cost for the Company’s qualified defined-benefit pension plans was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$5	$4	$10	$8
Interest cost	11	10	22	20
Expected return on plan assets	(12)	(9)	(24)	(19)
Amortization of prior service cost	1	—	1	—
Amortization of net loss	1	1	3	3

Total	$6	$6	$12	$12

Net periodic pension cost for the Company’s non-qualified unfunded supplemental defined-benefit pension plans was $5 million and $9 million for the three months and six months ended June 30, 2006, respectively, and $4 million and $9 million for the three months and six months ended June 30, 2005, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J. The following table presents information about the Company by segment and geographic area, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	Net Sales(A)		Operating Profit(B)		Net Sales(A)		Operating Profit(B)
The Company’s operations by segment were:
Cabinets and Related Products	$863	$838	$123	$134	$1,715	$1,621	$244	$250
Plumbing Products	842	823	90	108	1,639	1,583	156	187
Installation and Other Services	812	764	95	102	1,618	1,457	190	182
Decorative Architectural Products	525	506	120	96	934	877	197	155
Other Specialty Products	347	355	69	68	669	662	115	113

Total	$3,389	$3,286	$497	$508	$6,575	$6,200	$902	$887

The Company’s operations by geographic area were:
North America	$2,848	$2,745	$435	$440	$5,517	$5,114	$783	$759
International, principally Europe	541	541	62	68	1,058	1,086	119	128

Total	$3,389	$3,286	497	508	$6,575	$6,200	902	887

General corporate expense, net			(53)	(48)			(101)	(94)
Income regarding litigation settlement (C)			—	3			—	5

Operating profit			444	463			801	798
Other income (expense), net			(99)	(41)			(129)	(63)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net			$345	$422			$672	$735

(A)	Intra-segment sales were not material.

(B)	Included in segment operating profit for the three months and six months ended June 30, 2006 were costs and charges of $11 million and $28 million (primarily accelerated depreciation and severance expense), respectively, related to the Company’s profit improvement programs in the Plumbing Products segment. Included in segment operating profit for both the three months and six months ended June 30, 2006 were costs and charges of $15 million (primarily the write-down of goodwill and inventory, as well as accelerated depreciation) related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment.

(C)	The income regarding litigation settlement relates to litigation discussed in Note M related to the Company’s subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Other, net, which is included in other income (expense), net, included the following, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from cash and cash investments	$5	$6	$19	$11
Other interest income	1	1	2	2
Income from financial investments, net (Note E)	12	32	24	77
Other items, net	14	(20)	21	(34)

Total	$32	$19	$66	$56

Other items, net, for the three months and six months ended June 30, 2006 included $8 million and $12 million, respectively, of currency transaction gains. Other items, net, for the three months and six months ended June 30, 2005 included $14 million and $27 million, respectively, of currency transaction losses.

L.	The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$217	$267	$425	$474
Income from discontinued operations, net	2	7	1	31
Cumulative effect of accounting change, net	—	—	(3)	—

Net income	$219	$274	$423	$505

Denominator:
Basic common shares (based on weighted average)	396	423	401	428
Add:
Contingent common shares	4	3	4	4
Stock option dilution	2	4	2	5

Diluted common shares	402	430	407	437

Income per common share amounts for the first two quarters of 2006 and 2005 do not total to the per common share amounts for the six months ended June 30, 2006 and 2005 due to the timing of common stock repurchases.

For both the three months and six months ended June 30, 2006 and 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2006 and 2005 did not exceed the equivalent accreted value of the Notes.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note L — concluded:
Additionally, 12 million common shares for both the three months and six months ended June 30, 2006 and one million common shares for both the three months and six months ended June 30, 2005, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect. Effective January 1, 2006, the Company changed its method of calculating the dilutive effect of stock options in accordance with the provisions of SFAS No. 123R. Such calculation now includes the unrecognized compensation expense related to unvested stock options.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million common shares at June 30, 2006); shares outstanding for legal requirements include all common shares that have voting rights (including unvested stock awards).

In the first half of 2006, the Company repurchased and retired 20 million shares of Company common stock for cash aggregating $614 million. In May 2006, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company’s common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2005. At June 30, 2006, the Company had 45 million shares of its common stock remaining under the 2006 authorization.

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

As previously disclosed, several lawsuits have been brought against the Company and a number of its insulation installation companies in the federal courts in Atlanta, Georgia and Ft. Meyers, Florida, alleging that certain practices violate provisions of federal and state antitrust laws; the complaints are requesting class action certification. The Company is vigorously defending these cases and believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws. A lawsuit has also been brought against the Company and its Milgard Manufacturing subsidiary alleging design defects in certain Milgard aluminum windows; the complaint requests class action certification. The Company is vigorously defending the case and believes that its window products are not defective. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment in these cases, but does not believe that any adverse judgment would have a material adverse effect on its business.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note M — concluded:
As previously disclosed, European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company’s European manufacturing divisions and a number of other large businesses. In addition, several private antitrust lawsuits have been filed in the United States against the Company and several other companies that are being investigated, which appear to be an outgrowth of the European investigations. The Company believes that it will not incur material liability as a result of the matters that are subject to these investigations or as a result of any such lawsuits.

N.	The following is a reconciliation of the Company’s warranty liability, in millions:

	June 30,	December 31,
	2006	2005
Balance at January 1	$105	$100
Accruals for warranties issued during the period	36	67
Accruals related to pre-existing warranties	2	1
Settlements made (in cash or kind) during the period	(30)	(57)
Other, net (including currency translation)	(1)	(6)

Balance at end of period	$112	$105

O.	In April 2006, the Company completed the sale of Cambridge Brass and Faucet Queens, two relatively small businesses, the results of which are included in continuing operations through the date of sale; aggregate net sales for these businesses were $46 million for the year ended December 31, 2005. Cambridge Brass is a supplier of plumbing fittings in North America and was included in the Plumbing Products segment. Faucet Queens is a supplier of home hardware and repair products to food and drug stores in North America and was included in the Other Specialty Products segment. Net proceeds from the sale of these businesses was $50 million; the Company recognized a net gain of $2 million in the second quarter of 2006 included in other, net, in continuing operations. These businesses had combined net sales and operating profit of $11 million and $1 million, respectively, in 2006 through the date of sale.

The Company recognized gains in discontinued operations of $2 million and $1 million for the three months and six months ended June 30, 2006, respectively, reflecting the receipt of final purchase price payments, net of additional expenses related to businesses disposed in 2005.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
P.	As part of its profit improvement programs, the Company announced a plant closure in the Plumbing Products segment in January 2006. In the first and second quarters of 2006, the Company incurred $17 million pre-tax and $11 million pre-tax, respectively, of costs and charges (primarily accelerated depreciation and severance expense) related to this plant closure and other profit improvement programs in the Plumbing Products segment. In addition, in the second quarter of 2006, the Company incurred $15 million pre-tax of costs and charges (primarily the write-down of goodwill and inventory, as well as accelerated depreciation) related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. The Company expects to incur additional costs and charges throughout 2006 for its profit improvement programs and currently anticipates that total costs and charges related to these programs for the full-year 2006 will aggregate approximately $70 million pre-tax.
Q.	In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company is currently evaluating the impact that the provisions of FIN 48 will have on its consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2006 AND THE FIRST SIX MONTHS 2006 VERSUS
SECOND QUARTER 2005 AND THE FIRST SIX MONTHS 2005
SALES AND OPERATING PROFIT MARGINS
     The following table sets forth the Company’s net sales and operating profit margins by segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		Increase (Decrease)
	2006	2005	2006 vs. 2005
Net Sales:
Cabinets and Related Products	$863	$838	3%
Plumbing Products	842	823	2%
Installation and Other Services	812	764	6%
Decorative Architectural Products	525	506	4%
Other Specialty Products	347	355	(2%)

Total	$3,389	$3,286	3%

North America	$2,848	$2,745	4%
International, principally Europe	541	541	—%

Total	$3,389	$3,286	3%

	Six Months Ended
	June 30,
	2006	2005
Net Sales:
Cabinets and Related Products	$1,715	$1,621	6%
Plumbing Products	1,639	1,583	4%
Installation and Other Services	1,618	1,457	11%
Decorative Architectural Products	934	877	6%
Other Specialty Products	669	662	1%

Total	$6,575	$6,200	6%

North America	$5,517	$5,114	8%
International, principally Europe	1,058	1,086	(3%)

Total	$6,575	$6,200	6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Profit Margins: (A)
Cabinets and Related Products	14.3%	16.0%	14.2%	15.4%
Plumbing Products	10.7%	13.1%	9.5%	11.8%
Installation and Other Services	11.7%	13.4%	11.7%	12.5%
Decorative Architectural Products	22.9%	19.0%	21.1%	17.7%
Other Specialty Products	19.9%	19.2%	17.2%	17.1%

North America	15.3%	16.0%	14.2%	14.8%
International, principally Europe	11.5%	12.6%	11.2%	11.8%
Total	14.7%	15.5%	13.7%	14.3%

Total operating profit margin, as reported	13.1%	14.1%	12.2%	12.9%

(A)	Before general corporate expense of $53 million and $101 million for the three-month and six-month periods ended June 30, 2006, respectively. Before general corporate expense of $48 million and $94 million for the three-month and six-month periods ended June 30, 2005, respectively, and before income regarding the litigation settlement related to the Decorative Architectural Products segment of $3 million and $5 million for the three-month and six-month periods ended June 30, 2005, respectively.

MASCO CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States. However, the Company believes that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, the Company’s reported results.
NET SALES
     Net sales increased three percent and six percent, respectively, for the three-month and six-month periods ended June 30, 2006 from the comparable periods of 2005; sales growth was not significantly impacted by acquisitions. Net sales for the six months ended June 30, 2006 include a one percent decrease relating to the effect of currency translation. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales, as reported	$3,389	$3,286	$6,575	$6,200
Acquisitions	(6)	—	(12)	—

Net sales, excluding acquisitions	3,383	3,286	6,563	6,200
Currency translation	3	—	48	—

Net sales, excluding acquisitions and the effect of currency translation	$3,386	$3,286	$6,611	$6,200

     Net sales from North American operations for the three-month and six-month periods ended June 30, 2006 increased four percent and eight percent, respectively, compared with the same periods of 2005. North American sales were positively affected by increased sales volume of assembled cabinets and the installation of non-insulation products, as well as increased selling prices of paints and stains, assembled cabinets and installation services. Such increases offset lower sales volume of certain products, including doors and windows and ready-to-assemble cabinets in the second quarter of 2006. Sales growth in the second quarter of 2006 was adversely affected by recent declines in housing activity and a moderation in consumer spending.
     Net sales from International operations for the three-month and six-month periods ended June 30, 2006 were flat and decreased three percent, respectively, compared with the same periods of 2005. For the first half of 2006, International sales were negatively affected by a stronger U.S. dollar, principally against the Euro, which decreased International net sales by one percent and four percent for the three-month and six-month periods ended June 30, 2006, respectively. In local currencies, net sales from International operations were positively affected by increased sales of plumbing products.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products increased three percent and six percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with the same periods of 2005, primarily due to selling price increases and increased sales volume of assembled cabinets. These results were offset in part by lower sales volume of ready-to-assemble cabinets and a less favorable product mix. A stronger U.S. dollar for the six-month period ended June 30, 2006 had a negative effect on the translation of local currencies of European operations included in this segment.
     Net sales of Plumbing Products increased two percent and four percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with the same periods of 2005, primarily due to increased sales volume of certain European operations, as well as increased sales volume through the Company’s North American wholesale distribution channel. These results were offset in part by weaker sales volume to certain retail customers. A stronger U.S. dollar for the six-month period ended June 30, 2006 had a negative effect on the translation of local currencies of European operations included in this segment.
     Net sales of Installation and Other Services increased six percent and 11 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with the same periods of 2005. The decline in the increase of sales growth in the second quarter of 2006 compared to the first quarter of 2006 reflects the slowdown in the new construction market, as well as the limited availability of certain materials. Sales in this segment benefited from increased sales volume of non-insulation products and selling price increases.
     Net sales of Decorative Architectural Products increased four percent and six percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with the same periods of 2005, primarily due to selling price increases of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005.
     Net sales of Other Specialty Products decreased two percent and increased one percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with the same periods of 2005, primarily due to lower sales volume of doors and windows, due to the slowdown in the new construction market in the second quarter of 2006, and a less favorable product mix. A stronger U.S. dollar for the six-month period ended June 30, 2006 had a negative effect on the translation of local currencies of European operations included in this segment.
OPERATING MARGINS
     The Company’s gross profit margins were 29.1 percent and 28.4 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with 29.5 percent and 29.0 percent, respectively, for the comparable periods of 2005. Selling, general and administrative expenses as a percentage of sales were 15.7 percent and 16.0 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with 15.5 percent and 16.2 percent, respectively, for the comparable periods of the prior year. Second quarter 2006 results were adversely affected by the slowdown in the new construction market, which negatively impacted the sales volume of certain products, including doors and windows and installation services, and a moderation in consumer spending, which negatively impacted the sales volume of certain products, including paints and stains, as well as continuing increases in commodity, energy and freight costs. First half 2006 results were positively affected by increases in certain selling prices, as well as increased sales volume of assembled cabinets, which partially offset a less favorable product mix in certain segments.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating profit margins for the three-month and six-month periods ended June 30, 2006 were negatively affected by costs and charges of $11 million and $28 million, respectively, related to the Company’s profit improvement programs in the Plumbing Products segment. Operating profit margins were also negatively affected by costs and charges of $15 million for both the three-month and six-month periods ended June 30, 2006 related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. Operating profit margins for the three-month and six-month periods ended June 30, 2005 benefited from $3 million and $5 million, respectively, of income regarding the Behr litigation settlement.
     Operating profit margins for the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2006 were 14.3 percent and 14.2 percent, respectively, compared with 16.0 percent and 15.4 percent, respectively, for the same periods of 2005. Operating profit margins in this segment were adversely affected by costs and charges of $15 million for both the three-month and six-month periods ended June 30, 2006 related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility; excluding these costs and charges, operating profit margins were 16.0 percent and 15.1 percent for the three-month and six-month periods ended June 30, 2006, respectively. Operating profit margins in this segment were positively affected by volume and selling price increases of assembled cabinets, offset in part by a less favorable product mix. This segment also experienced manufacturing and distribution inefficiencies due to strong product demand and capacity constraints in the first quarter of 2006; the Company has major capital expansion programs which should alleviate this situation.
     Operating profit margins for the Plumbing Products segment were 10.7 percent and 9.5 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with 13.1 percent and 11.8 percent, respectively, for the same periods of 2005. Operating profit margins in this segment were adversely affected by costs and charges of $11 million and $28 million for the three-month and six-month periods ended June 30, 2006, respectively, related to profit improvement programs. Excluding these costs and charges, operating profit margins were 12.0 percent and 11.2 percent for the three-month and six-month periods ended June 30, 2006, respectively. Operating profit margins in this segment in the first half of 2006 were negatively affected by commodity and freight cost increases, as well as a less favorable product mix.
     Operating profit margins for the Installation and Other Services segment were 11.7 percent for both the three-month and six-month periods ended June 30, 2006 compared with 13.4 percent and 12.5 percent, respectively, for the comparable periods of 2005. The operating profit margin decline in this segment was primarily attributable to increased sales volume of generally lower-margin, non-insulation products, as well as increased fuel costs and costs to support the segment’s continued growth in new product development and technology initiatives.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Within the Installation and Other Services segment, although new construction activity slowed in the second quarter of 2006, the availability of fiberglass insulation to support the Company’s installation and distribution activities continues to be constrained. The high level of demand for fiberglass insulation over the last several quarters has outpaced the industry’s capacity to produce additional product. The Company believes that these conditions, although moderating, may persist through 2006 and is working with its diverse supplier base to secure the appropriate amount of material. At the current time, the Company believes that it will be able to do so, but if the Company cannot obtain the required amount of material, this could have a negative impact on its operations.
     Operating profit margins for the Decorative Architectural Products segment were 22.9 percent and 21.1 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with 19.0 percent and 17.7 percent, respectively, for the same periods of 2005. The operating profit margin improvement is primarily due to increased selling prices of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005.
     Operating profit margins for the Other Specialty Products segment were 19.9 percent and 17.2 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with 19.2 percent and 17.1 percent, respectively, for the same periods of 2005. Operating profit margins in this segment were positively affected by improved European operating results, which offset increased commodity costs and a less favorable product mix.
     The Company’s operating profit margins, as reported, were 13.1 percent and 12.2 percent, respectively, for the three-month and six-month periods ended June 30, 2006 compared with 14.1 percent and 12.9 percent, respectively, for the same periods of 2005. Operating profit margins for the three-month and six-month periods ended June 30, 2006 include the negative effect of $11 million and $28 million, respectively, of costs and charges related to profit improvement programs in the Plumbing Products segment. Operating profit margins were also negatively affected by costs and charges of $15 million for both the three-month and six-month periods ended June 30, 2006 related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. The Company’s operating profit margins, excluding these costs and charges, were 13.9 percent and 12.8 percent for the three-month and six-month periods ended June 30, 2006, respectively. The Company’s operating profit margins, excluding the income regarding the Behr litigation settlement of $3 million and $5 million, respectively, were 14.0 percent and 12.8 percent for the three-month and six-month periods ended June 30, 2005, respectively.
OTHER INCOME (EXPENSE), NET
     Other, net, for the three-month and six-month periods ended June 30, 2006 included $(1) million and $4 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $1 million and $7 million, respectively, of dividend income and $12 million and $13 million, respectively, of income from other investments, net. Other items, net, for the three-month and six-month periods ended June 30, 2006 included $8 million and $12 million, respectively, of currency transaction gains.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Based on a review of new information from a private equity fund manager concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation product markets served by Metaldyne Corporation, the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in the second quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $78 million for its investments, primarily related to Metaldyne Corporation and the Heartland Industrial Partners private equity fund, which invested in automotive and transportation-related suppliers, including Metaldyne Corporation and TriMas Corporation. The impairment charge is based on current estimates for the fair value of these investments; such estimates could change based on future events and circumstances.
     Other, net, for the three-month and six-month periods ended June 30, 2005 included $(2) million and $24 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $4 million and $8 million, respectively, of dividend income and $30 million and $45 million, respectively, of income from other investments, net. Other items, net, for the three-month and six-month periods ended June 30, 2005 included $14 million and $27 million, respectively, of currency transaction losses.
     Interest expense for the three-month period ended June 30, 2006 decreased $5 million to $53 million, compared with interest expense of $58 million for the same period of 2005. The decrease in interest expense is primarily the result of the repayment of $800 million of relatively higher-rate debt in March 2006. Interest expense was $117 million for both of the six-month periods ended June 30, 2006 and 2005.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations before the cumulative effect of accounting change, net, for the three-month and six-month periods ended June 30, 2006 was $217 million and $425 million, respectively, compared with $267 million and $474 million, respectively, for the comparable periods of 2005. Diluted earnings per common share from continuing operations before the cumulative effect of accounting change, net, for the three-month and six-month periods ended June 30, 2006 were $.54 and $1.04 per common share, respectively, compared with $.62 and $1.08 per common share, respectively, for the comparable periods of 2005. The Company’s effective tax rate was 34.8 percent and 34.7 percent for the three-month and six-month periods ended June 30, 2006, respectively, compared with 35.5 percent and 34.1 percent, respectively, for the same periods in 2005. The Company estimates that its effective tax rate should approximate 34 to 35 percent for the full-year 2006.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.2 to 1 and 1.8 to 1 at June 30, 2006 and December 31, 2005, respectively. The decline in the current ratio is due to the reclassification to current liabilities from long-term debt, $861 million of Zero Coupon Convertible Notes, as the next put option date is January 20, 2007, and $300 million of floating-rate notes due March 2007.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the six months ended June 30, 2006, cash of $369 million was provided by operating activities. Cash used for financing activities was $1,572 million, and included $174 million for the payment of cash dividends, $614 million for the repurchase and retirement of Company common stock in open-market transactions and $827 million (including accrued interest) for the retirement of 6.75% notes due March 15, 2006. Cash provided by financing activities included $21 million from the issuance of Company common stock for the exercise of stock options, and $22 million from the net increase in debt. Net cash used for investing activities was $162 million, and included primarily $211 million for capital expenditures, offset in part by $29 million of net proceeds from the sale of financial investments and $50 million of net proceeds from the disposition of businesses.
     First half 2006 cash from operations was affected by an expected and annually recurring first half increase in accounts receivable and inventories compared with December 31, 2005.
     Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” Note B to the Company’s Condensed Consolidated Financial Statements discusses the accounting policies regarding stock options and awards.
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company is currently evaluating the impact that the provisions of FIN 48 will have on its consolidated financial statements.
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
OUTLOOK FOR THE COMPANY
     The Company’s 2006 results continued to be adversely affected by increases in commodity, energy and freight costs, as well as recent declines in housing activity and a moderation in consumer spending, partially offset by profit improvement programs and selling price increases. The Company has implemented and continues to implement additional selling price increases in an effort to offset continuing commodity and energy-related cost increases. However, the Company has not offset all of the cost increases incurred over the last two years.
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
     The Company expects to incur additional costs and charges throughout 2006 for its profit improvement programs and currently anticipates that total costs and charges related to these programs for the full-year 2006 will aggregate approximately $70 million pre-tax. Implementing these initiatives should improve the Company’s earnings outlook for 2007 and beyond.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain sections of this Quarterly Report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including those discussed in Item 1A, “Risk Factors,” the “Executive Level Overview,” and “Critical Accounting Policies and Estimates” sections in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2006, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings involving the Company is set forth in Note M to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended June 30, 2006, in millions except average price paid per common share data:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased(A)	Common Share	Plans or Programs	or Programs
4/1/06— 4/30/06	4	$32.54	3	16
5/1/06— 5/31/06	4	$31.54	4	48
6/1/06— 6/30/06	3	$29.03	3	45

Total for the quarter	11	$31.28	10

(A)	Includes one million shares (i) surrendered for the exercise of stock options or (ii) withheld for the payment of taxes upon the vesting of stock awards or the exercise of stock options.
In May 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 50 million shares for retirement of the Company’s common stock in open market transactions or otherwise, which replaced the March 2005 authorization. At the date of the new repurchase authorization, the Company had 14 million shares remaining under the 2005 authorization.
Items 3 and 5 are not applicable.

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of stockholders was held on May 9, 2006 at which the stockholders voted upon (1) the election of three nominees for Class III Directors and (2) the ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2006. The following is a tabulation of the votes.
Election of Class III Directors:

	For	Withheld
Thomas G. Denomme	359,017,748	3,019,925
Richard A. Manoogian	353,997,744	8,039,929
Mary Ann Van Lokeren	352,174,134	9,863,539
The other directors whose terms of office continued after the Annual Meeting are Dennis W. Archer, Peter A. Dow, Anthony F. Earley, Jr., Verne G. Istock, David L. Johnston and J. Michael Losh.
Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for 2006:

		Abstentions and
For	Against	Broker Non-Votes
354,479,366	5,397,616	2,160,691
Item 6. Exhibits
12 —	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a—	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b—	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32 —	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

	By: Name:	/s/ Timothy Wadhams Timothy Wadhams
	Title:	Senior Vice President and
Chief Financial Officer

August 3, 2006

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