Form 10-Q
period 2006-09-30
MASCO CORP /DE/
filed 2006-11-02
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes           ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2006
Common stock, par value $1.00 per share	394,200,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2006 and December 31, 2005
(In Millions Except Share Data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash investments	$772	$1,964
Accounts and notes receivable, net	1,898	1,716
Prepaid expenses and other	323	316
Inventories:
Raw material	494	427
Finished goods	633	525
Work in process	181	175

	1,308	1,127

Total current assets	4,301	5,123

Property and equipment, net	2,318	2,173
Goodwill	4,211	4,171
Other intangible assets, net	303	307
Other assets	675	785

Total assets	$11,808	$12,559

LIABILITIES
Current liabilities:
Notes payable	$1,491	$832
Accounts payable	923	837
Accrued liabilities	1,315	1,225

Total current liabilities	3,729	2,894

Long-term debt	2,477	3,915
Deferred income taxes and other	910	902

Total liabilities	7,116	7,711

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2006 – 385,970,000; 2005 – 419,040,000	386	419
Paid-in capital	—	—
Retained earnings	3,834	4,286
Accumulated other comprehensive income	472	328
Less: Restricted stock awards	—	(185)

Total shareholders’ equity	4,692	4,848

Total liabilities and shareholders’ equity	$11,808	$12,559

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$3,295	$3,278	$9,832	$9,441
Cost of sales	2,372	2,338	7,056	6,718

Gross profit	923	940	2,776	2,723

Selling, general and administrative expenses	523	486	1,571	1,480
Goodwill impairment charge	—	—	10	—
(Income) regarding litigation settlement	—	(1)	—	(6)

Operating profit	400	455	1,195	1,249

Other income (expense), net:
Impairment charge for investments	(8)	(43)	(86)	(45)
Interest expense	(54)	(64)	(171)	(181)
Other, net	18	48	84	104

	(44)	(59)	(173)	(122)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	356	396	1,022	1,127

Income taxes	124	136	354	385

Income from continuing operations before minority interest and cumulative effect of accounting change, net	232	260	668	742
Minority interest	7	6	21	16

Income from continuing operations before cumulative effect of accounting change, net	225	254	647	726

Income from discontinued operations, net	27	8	31	41
Cumulative effect of accounting change, net	—	—	(3)	—

Net income	$252	$262	$675	$767

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$.58	$.60	$1.63	$1.71
Income from discontinued operations, net	.07	.02	.08	.10
Cumulative effect of accounting change, net	—	—	(.01)	—

Net income	$.65	$.62	$1.70	$1.80

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$.57	$.59	$1.61	$1.67
Income from discontinued operations, net	.07	.02	.08	.09
Cumulative effect of accounting change, net	—	—	(.01)	—

Net income	$.64	$.61	$1.68	$1.77

Cash dividends per common share:
Declared	$.22	$.20	$.66	$.60

Paid	$.22	$.20	$.64	$.58

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(In Millions)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$1,048	$1,056
(Increase) in receivables	(191)	(316)
(Increase) in inventories	(178)	(76)
Increase in accounts payable and accrued liabilities, net	94	79

Net cash from operating activities	773	743

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	43	13
Payment of debt	(22)	(76)
Retirement of notes	(827)	—
Issuance of notes, net of issuance costs	—	494
Purchase of Company common stock	(789)	(770)
Issuance of Company common stock	25	30
Cash dividends paid	(262)	(254)

Net cash (for) financing activities	(1,832)	(563)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(282)	(191)
Purchases of marketable securities	(141)	(125)
Proceeds from marketable securities	151	263
Proceeds from:
Other investments, net	36	35
Disposition of businesses, net of cash disposed	145	103
Acquisition of companies, net of cash acquired	(15)	(24)
Other, net	(38)	21

Net cash (for) from investing activities	(144)	82

Effect of exchange rates on cash and cash investments	11	4

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(1,192)	266
Cash at businesses held for sale	—	38
At January 1	1,964	1,256

At September 30	$772	$1,560

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2006 and the results of operations for the three months and nine months ended September 30, 2006 and 2005 and changes in cash flows for the nine months ended September 30, 2006 and 2005. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2006 presentation in the condensed consolidated financial statements. The results of operations related to 2006 and 2005 discontinued operations, except as noted, have been separately stated in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2006 and 2005. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, the cash flows of discontinued operations are not separately classified.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note A – concluded:
Stock Options and Awards. On January 1, 2003, the Company elected to prospectively change its method of accounting for stock-based compensation using the transition method defined by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an Amendment of SFAS No. 123,” and implemented the fair value method for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 were accounted for using the fair value method, and options granted prior to January 1, 2003 were accounted for using the intrinsic value method. The pro forma effect on net income and earnings per common share, as if the fair value method were applied to all previously issued, outstanding and unvested stock options, was as follows, in millions except per common share data:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$262	$767
Add:
Stock-based employee compensation expense included in reported net income, net of tax	12	36
Deduct:
Stock-based employee compensation expense, net of tax	(12)	(36)
Stock-based employee compensation expense determined under the fair value method for stock options granted prior to 2003, net of tax	(10)	(13)

Pro forma net income	$252	$754

Earnings per common share:
Basic as reported	$.62	$1.80
Basic pro forma	$.60	$1.77

Diluted as reported	$.61	$1.77
Diluted pro forma	$.59	$1.74

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to record expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method does not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company will use the shortcut method to determine the tax windfall associated with stock options.
The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At September 30, 2006, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. Pre-tax compensation expense related to stock-based incentives was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restricted long-term stock awards	$12	$11	$43	$34
Stock options	18	7	36	23
Phantom stock awards and stock appreciation rights	(1)	1	(2)	—

Total	$29	$19	$77	$57

The income tax benefit related to stock-based compensation expense recognized for the three months and nine months ended September 30, 2006 was $11 million and $29 million, respectively.
For the three months and nine months ended September 30, 2006, the Company recognized additional pre-tax expense of $1 million and $7 million ($5 million after tax, or $.01 per common share), respectively, related to the adoption of SFAS No. 123R. In addition, in the first nine months of 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net.
At September 30, 2006, a total of 20,089,800 shares and 310,300 shares of Company common stock were available under the 2005 Plan and the 1997 Plan, respectively, for the granting of stock options and other restricted long-term stock incentive awards.
Restricted Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
     Note B – continued:
The Company’s long-term stock award activity was as follows, shares in millions:

Nine Months Ended
September 30, 2006
Non-vested stock award shares, January 1	9
Weighted average grant date fair value	$25

Stock award shares granted	2
Weighted average grant date fair value	$29

Stock award shares vested	2
Weighted average grant date fair value	$24

Stock award shares forfeited	—
Weighted average grant date fair value	$26

Non-vested stock award shares, September 30	9
Weighted average grant date fair value	$27
The Company continues to measure compensation cost for stock awards at the market price of the Company’s common stock at the grant date. Effective January 1, 2006, such cost is being expensed ratably over the shorter of the vesting period of the stock awards, typically 10 years, or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such cost is being expensed over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years.
At September 30, 2006, there was $203 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years. There was $185 million of unrecognized compensation cost, which was included as a reduction of shareholders’ equity, at December 31, 2005; such cost was reclassified on January 1, 2006 in accordance with SFAS No. 123R. As of January 1, 2006, the Company estimated a forfeiture rate for long-term stock awards and applied that rate to all previously expensed stock awards; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.
The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2006 was $51 million.
Stock Options
Stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from options previously granted under the 1991 Plan. Restoration stock options become exercisable six months from the date of grant.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
     Note B – continued:
The Company granted 4,178,000 of stock option shares, including restoration stock option shares, in the first nine months of 2006 with a grant date exercise price range of $26 to $33 per share. In the first nine months of 2006, 825,000 stock option shares were forfeited (including options that expired unexercised).
The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30, 2006
Option shares outstanding, January 1	27
Weighted average exercise price	$26

Option shares granted, including restoration options	4
Weighted average exercise price	$27

Option shares exercised	3
Aggregate intrinsic value on date of exercise	$18	million
Weighted average exercise price	$25

Option shares forfeited	1
Weighted average exercise price	$30

Option shares outstanding, September 30	27
Weighted average exercise price	$26
Weighted average remaining option term (in years)	6

Option shares vested and expected to vest, September 30	27
Weighted average exercise price	$26
Aggregate intrinsic value (A)	$67	million
Weighted average remaining option term (in years)	6

Option shares exercisable (vested), September 30	13
Weighted average exercise price	$25
Aggregate intrinsic value (A)	$51	million
Weighted average remaining option term (in years)	5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at September 30, 2006 less the exercise price (grant date price) multiplied by the number of shares.
The Company measures compensation cost for stock options using a Black-Scholes option pricing model. The expense for unvested stock options at January 1, 2006 is based on the grant date fair value of those options as calculated for pro forma disclosures under SFAS No. 123. For stock options granted subsequent to January 1, 2006, such cost is being expensed ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. For stock options granted prior to January 1, 2006, such cost is being expensed ratably over the vesting period of the stock options, typically five years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
     Note B – continued:
As of September 30, 2006, there was $100 million of aggregate unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years. As of January 1, 2006, the Company estimated a forfeiture rate for stock options and applied that rate to all previously expensed stock options; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model was as follows:

	Nine Months Ended
	September 30, 2006
Weighted average grant date fair value		$8.31
Risk-free interest rate		4.90%
Dividend yield		3.11%
Volatility factor		34.21%
Expected option life	7	years
Phantom Stock Awards and Stock Appreciation Rights
The Company issues phantom stock awards and stock appreciation rights (“SARs”) to certain non-U.S. employees.
Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company continues to account for phantom stock awards as liability awards; the compensation cost is initially measured as the market price of the Company’s common stock at the grant date and is expensed over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. For the nine months ended September 30, 2006, the Company granted 161,300 shares of phantom stock awards with an aggregate fair value of $5 million and paid $6 million in cash to settle phantom stock awards.
SARs are linked to the value of the Company’s common stock and are settled in cash upon exercise. On January 1, 2006, the Company changed its method of accounting for SARs, in accordance with the provisions of SFAS No. 123R, from the intrinsic value method to the fair value method. The fair value method requires outstanding SARs to be classified as liability awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is expensed over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. As a result of implementing this change, in the first nine months of 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net. The Company also recognized income of $1 million and $2 million, related to the valuation of SARs for the three months and nine months ended September 30, 2006, respectively. For the nine months ended September 30, 2006, the Company granted SARs for 422,300 shares with an aggregate fair value of $4 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
     Note B – concluded:
The information related to phantom stock awards and SARs was as follows, in millions:

	Nine Months Ended
	September 30, 2006
	Phantom Stock	Stock Appreciation
	Awards	Rights
Accrued compensation cost liability	$10	$7
Unrecognized compensation cost	$8	$5
Outstanding equivalent common shares	1	2

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	In September 2006, the Company completed the sale of Computerized Security Systems (“CSS”). This disposition was completed pursuant to the Company’s determination that this business unit was not core to the Company’s long-term strategy. CSS supplies electronic locksets primarily to hospitality markets in the United States and was included in the Other Specialty Products segment. As a result of the sale, the Company reclassified the net sales and results of operations related to CSS to discontinued operations. Total net proceeds from the sale were $91 million; the Company recognized a pre-tax net gain (included in discontinued operations) on the disposition of CSS of $51 million.
Selected financial information for 2006 discontinued operations (CSS) and 2005 discontinued operations during the period owned by the Company, and the gains reflecting the receipt of final purchase price payments, net of additional expenses related to businesses disposed in 2005 (net loss of $1 million for the three months ended September 30, 2006), was as follows for the three months and nine months ended September 30, 2006 and 2005, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$17	$82	$55	$253

Income from discontinued operations	$2	$13	$8	$39
Gain on disposal of discontinued operations, net	50	—	51	10

Income before income taxes	52	13	59	49
Income tax	25	5	28	8

Income from discontinued operations, net	$27	$8	$31	$41

In August 2006, the Company completed the sale of General Accessory, a relatively small business, the results of which are included in continuing operations through the date of sale. In April 2006, the Company completed the sale of Cambridge Brass and Faucet Queens, two relatively small businesses, the results of which are included in continuing operations through the date of sale. Aggregate net sales for these businesses were $60 million for the year ended December 31, 2005. General Accessory is a supplier of bathroom accessories in North America and was included in the Decorative Architectural Products segment. Cambridge Brass is a supplier of plumbing fittings in North America and was included in the Plumbing Products segment. Faucet Queens is a supplier of home hardware and repair products to food and drug stores in North America and was included in the Other Specialty Products segment. Net proceeds from the sale of these businesses was $54 million; the Company recognized a net gain of $2 million for the nine months ended September 30, 2006 included in other, net, in continuing operations. These businesses had combined net sales and operating profit of $17 million and $2 million, respectively, in 2006 through the respective dates of sale.
The Company received total net proceeds of $145 million and recognized a pre-tax net gain of $53 million related to the sale of businesses in 2006.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
D.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by segment, were as follows, in millions:

	Balance		Discontinued			Balance
	Dec. 31, 2005	Additions (A)	Operations	Deductions (B)	Other (C)	September 30, 2006
Cabinets and Related Products	$547	$—	$—	$(10)	$22	$559
Plumbing Products	461	—	—	—	30	491
Installation and Other Services	1,718	11	—	—	4	1,733
Decorative Architectural Products	311	—	—	—	2	313
Other Specialty Products	1,134	—	(16)	(32)	29	1,115

Total	$4,171	$11	$(16)	$(42)	$87	$4,211

(A)	Additions include acquisitions.

(B)	Deductions include the write-downs of goodwill related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment and the disposition of a relatively small business in the Other Specialty Products segment.

(C)	Other principally includes the effect of currency translation.
Other indefinite-lived intangible assets included registered trademarks of $255 million and $254 million at September 30, 2006 and December 31, 2005, respectively. The carrying value of the Company’s definite-lived intangible assets was $48 million and $53 million at September 30, 2006 and December 31, 2005, respectively (net of accumulated amortization of $48 million and $58 million at September 30, 2006 and December 31, 2005, respectively) and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
E.	Depreciation and amortization expense was $183 million and $175 million for the nine months ended September 30, 2006 and 2005, respectively.
F.	The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2006	2005
Marketable securities	$98	$115
Private equity funds	210	262
Metaldyne Corporation	57	94
TriMas Corporation	40	46
Other investments	13	12

Total	$418	$529

The Company’s investments in marketable securities at September 30, 2006 and December 31, 2005 were as follows, in millions:

		Pre-tax Unrealized		Recorded
	Cost Basis	Gains	Losses	Basis
September 30, 2006	$87	$11	$—	$98

December 31, 2005	$94	$21	$—	$115
The Company had investments in 24 different marketable securities at September 30, 2006.
Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Realized gains from marketable securities	$—	$10	$12	$38
Realized losses from marketable securities	(1)	(2)	(9)	(6)
Dividend income from marketable securities	1	1	2	3
Income from other investments, net	10	15	23	60
Dividend income from other investments	—	3	6	9

Income from financial investments, net	$10	$27	$34	$104

Impairment charges:
Metaldyne Corporation	$—	$—	$(40)	$—
Private equity funds	(8)	(15)	(40)	(15)
TriMas Corporation	—	—	(6)	—
Marketable securities	—	(28)	—	(30)

Impairment charges for financial investments	$(8)	$(43)	$(86)	$(45)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note F – concluded:
In the second quarter of 2006, based on a review of new information from a private equity fund manager concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation products markets served by Metaldyne Corporation (“Metaldyne”), the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in the second quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $78 million for its investments, primarily related to Metaldyne and the Heartland Industrial Partners private equity fund, which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas Corporation.

On September 1, 2006, Metaldyne announced an agreement whereby Metaldyne would be acquired by Asahi Tec Corporation, a Japanese automotive supplier. The closing of the transaction is subject to a number of conditions including, but not limited to, the refinancing of Metaldyne senior debt. There can be no assurance that the transaction will be completed. The Company determined that no adjustment to the carrying value recorded at September 30, 2006 was required.

In the third quarter of 2006, the Company determined that the decline in the estimated value of certain other private equity fund investments was other-than-temporary. Accordingly, in the third quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $8 million.

The impairment charges recognized in the second and third quarters of 2006 were based on then-current estimates for the fair value of these investments; such estimates could change in the near-term based on future events and circumstances.

G.	In the first nine months of 2006, the Company retired $800 million of 6.75% notes due March 15, 2006. At September 30, 2006, the Company reclassified to current liabilities from long-term debt, $868 million of Zero Coupon Convertible Notes, as the next put option date is January 20, 2007, $300 million of 4.625% notes due August 2007 and $300 million of floating-rate notes due March 2007. In October 2006, the Company issued $1 billion of fixed-rate 6.125% notes due October 3, 2016 in anticipation of the 2007 debt maturities.

H.	At September 30, 2006 and December 31, 2005, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The following is a summary of the activity in the Company’s retained earnings and paid-in capital, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2006	December 31, 2005
Balance at January 1	$4,286	$4,522
Net income	675	940
Shares issued	22	101
Shares retired:
Repurchased	(762)	(955)
Surrendered	(19)	(32)
Cash dividends declared	(265)	(337)
Stock-based compensation	73	47
Reclassification of stock award activity	(176)	—

Balance at end of period	$3,834	$4,286

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H – concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$252	$262	$675	$767
Other comprehensive income (loss):
Cumulative translation adjustments, net	45	(17)	149	(212)
Unrealized (loss) gain on marketable securities, net	(1)	4	(6)	(22)
Minimum pension liability, net	—	—	1	—

Total	$296	$249	$819	$533

The unrealized (loss) gain on marketable securities, net, is net of income tax (benefit) of $(4) million for the nine months ended September 30, 2006, and $2 million and $(12) million for the three months and nine months ended September 30, 2005, respectively.
The components of accumulated other comprehensive income were as follows, in millions:

	September 30,	December 31,
	2006	2005
Cumulative translation adjustments, net	$568	$419
Unrealized gain on marketable securities, net	7	13
Minimum pension liability, net	(103)	(104)

Total	$472	$328

The unrealized gain on marketable securities, net, is reported net of income tax of $4 million and $8 million at September 30, 2006 and December 31, 2005, respectively. The minimum pension liability, net, is reported net of income tax benefit of $61 million at both September 30, 2006 and December 31, 2005.
I.	The Company owns 64 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $101 million and $89 million at September 30, 2006 and December 31, 2005, respectively, is recorded in deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	The net periodic pension cost for the Company’s qualified defined-benefit pension plans was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$5	$4	$15	$12
Interest cost	10	9	32	29
Expected return on plan assets	(10)	(9)	(34)	(28)
Amortization of prior-service cost	—	—	1	—
Amortization of net loss	1	1	4	4

Total	$6	$5	$18	$17

Net periodic pension cost for the Company’s non-qualified unfunded supplemental defined-benefit pension plans was $3 million and $12 million for the three months and nine months ended September 30, 2006, respectively, and $4 million and $13 million for the three months and nine months ended September 30, 2005, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	The following table presents information about the Company by segment and geographic area, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	Net Sales (A)		Operating Profit (B)		Net Sales (A)		Operating Profit (B)
The Company’s operations by segment were:
Cabinets and Related Products	$826	$861	$105	$137	$2,541	$2,482	$349	$387
Plumbing Products	848	807	81	103	2,487	2,390	237	290
Installation and Other Services	814	807	89	110	2,432	2,264	279	292
Decorative Architectural Products	477	453	108	78	1,411	1,330	305	233
Other Specialty Products	330	350	69	77	961	975	178	186

Total	$3,295	$3,278	$452	$505	$9,832	$9,441	$1,348	$1,388

The Company’s operations by geographic area were:
North America	$2,710	$2,748	$392	$438	$8,189	$7,825	$1,169	$1,193
International, principally Europe	585	530	60	67	1,643	1,616	179	195

Total, as above	$3,295	$3,278	452	505	$9,832	$9,441	1,348	1,388

General corporate expense, net			(52)	(51)			(153)	(145)
Income regarding litigation settlement (C)			—	1			—	6

Operating profit			400	455			1,195	1,249
Other income (expense), net			(44)	(59)			(173)	(122)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net			$356	$396			$1,022	$1,127

(A)	Intra-segment sales were not material.

(B)	Included in segment operating profit for the three months and nine months ended September 30, 2006 were costs and charges of $7 million and $35 million (primarily accelerated depreciation and severance expense), respectively, related to the Company’s profit improvement programs in the Plumbing Products segment. Included in segment operating profit for the three months and nine months ended September 30, 2006 were costs and charges of $2 million and $17 million (primarily the write-down of goodwill and inventory, as well as accelerated depreciation), respectively, related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. Included in segment operating profit for both the three months and nine months ended September 30, 2005 were costs and charges of $12 million related to the Company’s profit improvement programs in the Plumbing Products segment.

(C)	The income regarding litigation settlement relates to litigation discussed in Note N related to the Company’s subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Other, net, which is included in other income (expense), net, included the following, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from cash and cash investments	$6	$11	$25	$22
Other interest income	—	3	2	5
Income from financial investments, net (Note F)	10	27	34	104
Other items, net	2	7	23	(27)

Total	$18	$48	$84	$104

Other items, net, for the three months and nine months ended September 30, 2006 included $3 million and $15 million, respectively, of currency transaction gains. Other items, net, for the three months and nine months ended September 30, 2005 included $4 million and $(23) million, respectively, of currency transaction gains (losses).
M.	The following are reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$225	$254	$647	$726
Income from discontinued operations, net	27	8	31	41
Cumulative effect of accounting change, net	—	—	(3)	—

Net income	$252	$262	$675	$767

Denominator:
Basic common shares (based on weighted average)	388	420	397	425
Add:
Contingent common shares	4	4	3	5
Stock option dilution	1	3	2	4

Diluted common shares	393	427	402	434

Income per common share amounts for the first three quarters of 2006 and 2005 do not total to the per common share amounts for the nine months ended September 30, 2006 and 2005, respectively, due to the timing of common stock repurchases.

For both the three months and nine months ended September 30, 2006 and 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at September 30, 2006 and 2005 did not exceed the equivalent accreted value of the Notes.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note M – concluded:
Additionally, 17 million and 16 million common shares, respectively, for the three months and nine months ended September 30, 2006 and one million common shares for both the three months and nine months ended September 30, 2005, related to stock options, were excluded from the computation of diluted earnings per common share due to their antidilutive effect. Effective January 1, 2006, the Company changed its method of calculating the dilutive effect of stock options in accordance with the provisions of SFAS No. 123R. Such calculation now includes the unrecognized compensation expense related to unvested stock options.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million common shares at September 30, 2006); shares outstanding for legal requirements include all common shares that have voting rights (including unvested stock awards).

In the first nine months of 2006, the Company repurchased and retired 27 million shares of Company common stock for cash aggregating $789 million. In May 2006, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company’s common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2005. At September 30, 2006, the Company had 38 million shares of its common stock remaining under the 2006 authorization.

N.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington State Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr. The evaluation, processing and payment of claims for the National Settlement and the Washington State Settlement will be completed in 2006, except for a small number of administrative appeals of claim awards, which should be resolved in the first half of 2007.

As previously disclosed, several lawsuits have been brought against the Company and a number of its insulation installation companies in the federal courts in Atlanta, Georgia and Fort Myers, Florida, alleging that certain practices violate provisions of federal and state antitrust laws; the complaints are requesting class action certification. The Company is vigorously defending these cases and believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws. A lawsuit has also been brought against the Company and its Milgard Manufacturing subsidiary alleging design defects in certain Milgard aluminum windows. In August 2006, the trial court denied plaintiffs’ motion for class action certification; plaintiffs have appealed the ruling. The Company is vigorously defending the case and believes that its window products are not defective. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment in these cases, but does not believe that any adverse judgment would have a material adverse effect on its business.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N – concluded:
As previously disclosed, European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company’s European manufacturing divisions and a number of other large businesses. In addition, several private antitrust lawsuits have been filed in the United States against the Company and several other companies that are being investigated, which appear to be an outgrowth of the European investigations. One of these lawsuits was recently dismissed. The Company believes that it will not incur material liability as a result of the matters that are subject to these investigations or as a result of any lawsuit.

O.	The following is a reconciliation of the Company’s warranty liability, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2006	December 31, 2005
Balance at January 1	$105	$100
Accruals for warranties issued during the period	54	67
Accruals related to pre-existing warranties	1	1
Settlements made (in cash or kind) during the period	(46)	(57)
Other, net (including currency translation)	(2)	(6)

Balance at end of period	$112	$105

P.	As part of its profit improvement programs, the Company announced a plant closure in the Plumbing Products segment in January 2006. For the three months and nine months ended September 30, 2006, the Company incurred $7 million pre-tax and $35 million pre-tax, respectively, of costs and charges (primarily accelerated depreciation and severance expense) related to this plant closure and other profit improvement programs in the Plumbing Products segment. In addition, for the three months and nine months ended September 30, 2006, the Company incurred $2 million pre-tax and $17 million pre-tax, respectively, of costs and charges (primarily the write-down of goodwill and inventory, as well as accelerated depreciation) related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. For both the three months and nine months ended September 30, 2005, the Company incurred $12 million pre-tax of costs and charges related to the Company’s profit improvement programs in the Plumbing Products segment. The Company expects to incur additional costs and charges during the fourth quarter of 2006 for its profit improvement programs and currently anticipates that total costs and charges related to these programs for the full-year 2006 will aggregate approximately $70 million pre-tax.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Q.	In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“FAS 158”). Among other things, FAS 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition will not affect the Company’s statement of income. The adoption of FAS 158 is effective for the year ending December 31, 2006. The Company anticipates, based on December 31, 2005 actuarial valuations, that total assets, liabilities (net of deferred tax asset) and shareholders’ equity will (decrease) increase by approximately $(41) million, $1 million and $(42) million, respectively.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements,” (“SAB 108”). Currently, the Company evaluates financial statement misstatements using an “iron-curtain” method, which primarily focuses on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior-year errors on the statement of income. SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” The adoption of SAB 108 is effective for the year ending December 31, 2006. SAB 108 permits companies to initially apply its provision either by restating prior financial statements, or recording the cumulative effect of initially applying the dual approach. The adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 is effective January 1, 2008. The Company is currently evaluating the impact that the provisions of FAS 157 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company is currently evaluating the impact that the provisions of FIN 48 will have on its consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2006 AND THE FIRST NINE MONTHS 2006 VERSUS
THIRD QUARTER 2005 AND THE FIRST NINE MONTHS 2005
SALES AND OPERATING PROFIT MARGINS
     The following table sets forth the Company’s net sales and operating profit margins by segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		Increase (Decrease)
	2006	2005	2006 vs. 2005
Net Sales:
Cabinets and Related Products	$826	$861	(4%)
Plumbing Products	848	807	5%
Installation and Other Services	814	807	1%
Decorative Architectural Products	477	453	5%
Other Specialty Products	330	350	(6%)

Total	$3,295	$3,278	1%

North America	$2,710	$2,748	(1%)
International, principally Europe	585	530	10%

Total	$3,295	$3,278	1%

	Nine Months Ended
	September 30,
	2006	2005
Net Sales:
Cabinets and Related Products	$2,541	$2,482	2%
Plumbing Products	2,487	2,390	4%
Installation and Other Services	2,432	2,264	7%
Decorative Architectural Products	1,411	1,330	6%
Other Specialty Products	961	975	(1%)

Total	$9,832	$9,441	4%

North America	$8,189	$7,825	5%
International, principally Europe	1,643	1,616	2%

Total	$9,832	$9,441	4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Profit Margins: (A)
Cabinets and Related Products	12.7%	15.9%	13.7%	15.6%
Plumbing Products	9.6%	12.8%	9.5%	12.1%
Installation and Other Services	10.9%	13.6%	11.5%	12.9%
Decorative Architectural Products	22.6%	17.2%	21.6%	17.5%
Other Specialty Products	20.9%	22.0%	18.5%	19.1%

North America	14.5%	15.9%	14.3%	15.2%
International, principally Europe	10.3%	12.6%	10.9%	12.1%
Total	13.7%	15.4%	13.7%	14.7%

Total operating profit margin, as reported	12.1%	13.9%	12.2%	13.2%

(A)	Before general corporate expense of $52 million and $153 million for the three-month and nine-month periods ended September 30, 2006, respectively. Before general corporate expense of $51 million and $145 million for the three-month and nine-month periods ended September 30, 2005, respectively, and before income regarding litigation settlement related to the Decorative Architectural Products segment of $1 million and $6 million for the three-month and nine-month periods ended September 30, 2005, respectively.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
NET SALES
     Net sales increased one percent and four percent, respectively, for the three-month and nine-month periods ended September 30, 2006 from the comparable periods of 2005. Excluding acquisitions, net sales were flat and increased four percent, respectively, for the three-month and nine-month periods ended September 30, 2006 from the comparable periods of 2005. Excluding the effect of currency translation, net sales for the three-month period ended September 30, 2006 would have been flat compared with the same period in 2005. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales, as reported	$3,295	$3,278	$9,832	$9,441
Acquisitions	(4)	—	(16)	—

Net sales, excluding acquisitions	3,291	3,278	9,816	9,441
Currency translation	(26)	—	24	—

Net sales, excluding acquisitions and the effect of currency translation	$3,265	$3,278	$9,840	$9,441

     Net sales from North American operations for the three-month and nine-month periods ended September 30, 2006 decreased one percent and increased five percent, respectively, compared with the same periods of 2005. Sales for the three-month and nine-month periods ended September 30, 2006 were adversely affected by an accelerating decline in housing activity and a moderation in consumer spending in North America. North American sales for the third quarter of 2006 were negatively affected by lower sales volume of assembled cabinets, windows and doors and installation sales of insulation products, reflecting a slowdown in the new construction market, partially offset by selling price increases. In addition, sales were negatively affected by lower sales volume of ready-to-assemble and assembled cabinets and plumbing products resulting from a softening in sales at retail. For the nine-month period ended September 30, 2006, sales benefited from stronger market conditions in early 2006 (in the first half of 2006, sales increased six percent from the comparable period of 2005), as well as increased selling prices of paints and stains, assembled cabinets and installation services.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales from International operations for the three-month and nine-month periods ended September 30, 2006 increased 10 percent and two percent, respectively, compared with the same periods of 2005. In local currencies, net sales from International operations increased five percent and three percent, respectively, for the three-month and nine-month periods ended September 30, 2006. For the nine-month period ended September 30, 2006, International sales were negatively affected by a stronger U.S. dollar, principally against the Euro, which decreased International net sales by one percent. In the third quarter of 2006, however, the U.S. dollar weakened and increased International net sales by five percent. Net sales from International operations were positively affected by increased sales of plumbing products, which more than offset lower sales volume of ready-to-assemble cabinets.
     Net sales of Cabinets and Related Products decreased four percent and increased two percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with the same periods of 2005. The decline in sales for this segment for the three-month period ended September 30, 2006 was primarily due to a decline in sales volume of assembled cabinets, as well as continuing declines in sales volume of ready-to-assemble cabinets. For the nine-month period ended September 30, 2006, such declines were offset in part by selling price increases and sales volume increases of assembled cabinets in early 2006. A stronger U.S. dollar for the nine-month period ended September 30, 2006 had a negative effect on the translation of local currencies of European operations included in this segment. In the third quarter of 2006, however, the U.S. dollar weakened and had a positive effect on the translation of local currencies.
     Net sales of Plumbing Products increased five percent and four percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with the same periods of 2005, primarily due to increased sales volume of certain European operations, as well as increased sales volume through the Company’s North American wholesale distribution channel. These results were offset in part by declining sales volume to certain retail customers. A stronger U.S. dollar for the nine-month period ended September 30, 2006 had a negative effect on the translation of local currencies of European operations included in this segment. In the third quarter of 2006, however, the U.S. dollar weakened and had a positive effect on the translation of local currencies.
     Net sales of Installation and Other Services increased one percent and seven percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with the same periods of 2005. Sales in this segment benefited from increased sales volume of non-insulation products and selling price increases obtained in the first half of 2006. However, the continued slowdown in the new residential construction market has significantly reduced the rate of sales growth in recent quarters of 2006 compared with 2005.
     Net sales of Decorative Architectural Products increased five percent and six percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with the same periods of 2005, primarily due to selling price increases of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Other Specialty Products decreased six percent and one percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with the same periods of 2005, primarily due to lower sales volume of windows and doors, due to the slowdown in the new construction market, particularly in the Western United States, and a less favorable product mix. A stronger U.S. dollar for the nine-month period ended September 30, 2006 had a negative effect on the translation of local currencies of European operations included in this segment. In the third quarter of 2006, however, the U.S. dollar weakened and had a positive effect on the translation of local currencies.
OPERATING MARGINS
     The Company’s gross profit margins were 28.0 percent and 28.2 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 28.7 percent and 28.8 percent, respectively, for the comparable periods of 2005. Selling, general and administrative expenses as a percentage of sales were 15.9 percent and 16.0 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 14.8 percent and 15.7 percent, respectively, for the comparable periods of the prior year. Increased selling, general and administrative expenses in 2006 reflect increased stock-based compensation and increases in information system implementation costs and other expenses. Third quarter 2006 results were adversely affected by an accelerating decline in housing activity and a moderation in consumer spending in North America, both of which negatively impacted the sales volume of certain products, as well as increased commodity costs. Results for the first three quarters of 2006 were positively affected by increases in certain selling prices, which partially offset declining sales volumes and a less favorable product mix in certain segments.
     Operating profit margins for the three-month and nine-month periods ended September 30, 2006 were negatively affected by costs and charges of $7 million and $35 million, respectively, related to the Company’s profit improvement programs in the Plumbing Products segment. Operating profit margins for the three-month and nine-month periods ended September 30, 2006 were also negatively affected by costs and charges of $2 million and $17 million, respectively, related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. Operating profit margins for both the three-month and nine-month periods ended September 30, 2005 were negatively affected by costs and charges of $12 million related to the Company’s profit improvement programs in the Plumbing Products segment. Operating profit margins for the three-month and nine-month periods ended September 30, 2005 benefited from $1 million and $6 million, respectively, of income regarding the Behr litigation settlement.
     Operating profit margins for the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2006 were 12.7 percent and 13.7 percent, respectively, compared with 15.9 percent and 15.6 percent, respectively, for the same periods of 2005. Operating profit margins in this segment were adversely affected by costs and charges previously discussed; excluding these costs and charges, operating profit margins were 13.0 percent and 14.4 percent for the three-month and nine-month periods ended September 30, 2006, respectively. Operating profit margins in this segment were negatively affected by a decline in sales volume in the third quarter of 2006, as well as increased commodity, freight and plant start-up costs, offset in part by selling price increases. Operating profit margins in this segment were also negatively affected by lower European operating results, particularly due to lower sales volume and increased commodity costs.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating profit margins for the Plumbing Products segment were 9.6 percent and 9.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 12.8 percent and 12.1 percent, respectively, for the same periods of 2005. Operating profit margins in this segment were adversely affected by costs and charges previously discussed; excluding these costs and charges, operating profit margins were 10.4 percent and 10.9 percent for the three-month and nine-month periods ended September 30, 2006, respectively, compared with 14.3 percent and 12.6 percent for the three-month and nine-month periods ended September 30, 2005, respectively. Operating profit margins in this segment were negatively affected by increased commodity costs, as well as a less favorable product mix and declining sales volume to certain retail customers.
     Operating profit margins for the Installation and Other Services segment were 10.9 percent and 11.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 13.6 percent and 12.9 percent, respectively, for the comparable periods of 2005. Operating profit margin declines in this segment were primarily attributable to increased sales volume of generally lower-margin, non-insulation products, as well as increased operating costs to support the segment’s continued growth in non-insulation products, new product development and technology initiatives.
     With the continued slowing of new residential construction, the availability of fiberglass insulation to support the Company’s installation and distribution activities, while still on allocation, improved substantially in the third quarter of 2006. At the current time, the Company believes that for the foreseeable future, it will be able to source adequate quantities of insulation materials to meet its needs, but if the Company cannot obtain the required amount of material, this could have a negative impact on its operations.
     Operating profit margins for the Decorative Architectural Products segment were 22.6 percent and 21.6 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 17.2 percent and 17.5 percent, respectively, for the same periods of 2005. The operating profit margin improvement is primarily due to increased selling prices of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005.
     Operating profit margins for the Other Specialty Products segment were 20.9 percent and 18.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 22.0 percent and 19.1 percent, respectively, for the same periods of 2005. Operating profit margins in this segment were negatively affected by lower sales volume of windows and doors, as well as a less favorable product mix, which offset improved European operating results.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company’s operating profit margins, as reported, were 12.1 percent and 12.2 percent, respectively, for the three-month and nine-month periods ended September 30, 2006 compared with 13.9 percent and 13.2 percent, respectively, for the same periods of 2005. Operating profit margins for the three-month and nine-month periods ended September 30, 2006 include the previously discussed negative effect of costs and charges related to profit improvement programs in the Plumbing Product and the Cabinets and Related Products segments. The Company’s operating profit margins, excluding these costs and charges, were 12.4 percent and 12.7 percent, respectively, for the three-month and nine-month periods ended September 30, 2006. The Company’s operating profit margins, excluding the costs and charges related to profit improvement programs in the Plumbing Products segment and the income regarding the Behr litigation settlement were 14.2 percent and 13.3 percent, respectively, for the three-month and nine-month periods ended September 30, 2005.
OTHER INCOME (EXPENSE), NET
     Other, net, for the three-month and nine-month periods ended September 30, 2006 included $(1) million and $3 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $1 million and $8 million, respectively, of dividend income and $10 million and $23 million, respectively, of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2006 included $3 million and $15 million, respectively, of currency transaction gains.
     In the second quarter of 2006, based on a review of new information from a private equity fund manager concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation product markets served by Metaldyne Corporation (“Metaldyne”), the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in the second quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $78 million for its investments, primarily related to Metaldyne and the Heartland Industrial Partners private equity fund, which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas Corporation.
     On September 1, 2006, Metaldyne announced an agreement whereby Metaldyne would be acquired by Asahi Tec Corporation, a Japanese automotive supplier. The closing of the transaction is subject to a number of conditions including, but not limited to, the refinancing of Metaldyne senior debt. There can be no assurance that the transaction will be completed. The Company determined that no adjustment to the carrying value recorded at September 30, 2006 was required.
     In the third quarter of 2006, the Company determined that the decline in the estimated value of certain other private equity fund investments was other-than-temporary. Accordingly, in the third quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $8 million.
     The impairment charges recognized in the second and third quarters of 2006 were based on then-current estimates for the fair value of these investments; such estimates could change in the near-term based on future events and circumstances.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other, net, for the three-month and nine-month periods ended September 30, 2005 included $8 million and $32 million, respectively, of realized gains, net, from the sale of marketable securities, $4 million and $12 million, respectively, of dividend income and $15 million and $60 million, respectively, of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2005 included $4 million and $(23) million, respectively, of currency transaction gains (losses).
     In the third quarter of 2005, the Company recognized an impairment charge of $28 million related to its investment in Furniture Brands International (NYSE: FBN) common stock and reduced the cost basis from $25.05 per share to the market value at September 30, 2005 of $18.03 per share; the aggregate carrying value after such adjustment was $72 million. The Company also recognized an impairment charge of $15 million related to certain investments in private equity funds.
     Interest expense for both the three-month and nine-month periods ended September 30, 2006 decreased $10 million to $54 million and $171 million, respectively, compared with interest expense of $64 million and $181 million, respectively, for the same periods of 2005. The decrease in interest expense is primarily the result of the repayment of $800 million of relatively higher-rate debt in March 2006.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations before the cumulative effect of accounting change, net, for the three-month and nine-month periods ended September 30, 2006 was $225 million and $647 million, respectively, compared with $254 million and $726 million, respectively, for the comparable periods of 2005. Diluted earnings per common share from continuing operations before the cumulative effect of accounting change, net, for the three-month and nine-month periods ended September 30, 2006 were $.57 and $1.61 per common share, respectively, compared with $.59 and $1.67 per common share, respectively, for the comparable periods of 2005. The Company’s effective tax rate was 34.8 percent and 34.6 percent for the three-month and nine-month periods ended September 30, 2006, respectively, compared with 34.3 percent and 34.2 percent for the same periods of 2005. The Company estimates that its effective tax rate should approximate 34 to 35 percent for the full-year 2006.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.2 to 1 and 1.8 to 1 at September 30, 2006 and December 31, 2005, respectively. The decline in the current ratio is due to the reclassification to current liabilities from long-term debt of $868 million of Zero Coupon Convertible Notes, as the next put option date is January 20, 2007, $300 million of 4.625% notes due August 2007 and $300 million of floating-rate notes due March 2007. In October 2006, the Company issued $1 billion of fixed-rate 6.125% notes due October 3, 2016 in anticipation of the 2007 debt maturities.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the nine months ended September 30, 2006, cash of $773 million was provided by operating activities. Cash used for financing activities was $1,832 million, and included $262 million for the payment of cash dividends, $789 million for the repurchase and retirement of Company common stock in open-market transactions and $827 million (including accrued interest) for the retirement of 6.75% notes due March 15, 2006. Cash provided by financing activities included $25 million from the issuance of Company common stock for the exercise of stock options and $21 million from the net increase in debt. Cash used for investing activities was $144 million, and included primarily $282 million for capital expenditures, offset in part by $46 million of net proceeds from the sale of financial investments and $145 million of net proceeds from the disposition of businesses.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“FAS 158”). Among other things, FAS 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition will not affect the Company’s statement of income. The adoption of FAS 158 is effective for the year ending December 31, 2006. The Company anticipates, based on December 31, 2005 actuarial valuations, that total assets, liabilities (net of deferred tax asset) and shareholders’ equity will (decrease) increase by approximately $(41) million, $1 million and $(42) million, respectively.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements,” (“SAB 108”). Currently, the Company evaluates financial statement misstatements using an “iron-curtain” method, which primarily focuses on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior-year errors on the statement of income. SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” The adoption of SAB 108 is effective for the year ending December 31, 2006. SAB 108 permits companies to initially apply its provision either by restating prior financial statements, or recording the cumulative effect of initially applying the dual approach. The adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 is effective January 1, 2008. The Company is currently evaluating the impact that the provisions of FAS 157 will have on its consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company is currently evaluating the impact that the provisions of FIN 48 will have on its consolidated financial statements.
     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note N to the Condensed Consolidated Financial Statements discusses specific claims pending against the Company.
OUTLOOK FOR THE COMPANY
     A softening of incoming orders for building products and services along with a forecasted deeper-than-expected decline in year-over-year single family housing starts for the last several months of 2006 are expected to result in the Company’s fourth quarter net sales being down compared with the fourth quarter of 2005. The Company’s 2006 results continued to be adversely affected by accelerating declines in housing activity, a moderation in consumer spending, and increased commodity costs, partially offset by profit improvement programs and selling price increases. The Company has implemented additional selling price increases in an effort to at least partially offset commodity cost increases.
     The Company remains committed to its strategy of value creation and is focused on the simplification of its business model, cash flow generation, improvement in return on invested capital and the return of cash to shareholders through dividends and share repurchases.
     Consistent with this strategy, the Company is pursuing a variety of initiatives to offset cost increases and increase operating profit, including sourcing programs, the restructuring of certain of its businesses (including consolidations), manufacturing rationalization, headcount reductions and other profit improvement programs.
     The Company expects to incur additional costs and charges during the fourth quarter of 2006 for its profit improvement programs and currently anticipates that total costs and charges related to these programs for the full-year 2006 will aggregate approximately $70 million pre-tax. Implementing these initiatives should improve the Company’s earnings outlook for 2007 and beyond.

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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2006, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings involving the Company is set forth in Note N to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2006, in millions except average price paid per common share data:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
7/1/06- 7/31/06	4	$27.37	4	41

8/1/06- 8/31/06	2	$26.75	2	39

9/1/06- 9/30/06	1	$26.46	1	38

Total for the quarter	7	$27.10	7
In May 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 50 million shares for retirement of the Company’s common stock in open market transactions or otherwise, which replaced the March 2005 authorization.
Items 3, 4 and 5 are not applicable.

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

November 2, 2006

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