Form 10-K
period 2006-12-31
MASCO CORP /DE/
filed 2007-02-27
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File Number 1-5794

MASCO CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan (Address of Principal Executive Offices)	48180 (Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $1.00 par value Zero Coupon Convertible Senior Notes Due 2031 Zero Coupon Convertible Senior Notes Series B Due 2031	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑                    Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2006 (based on the closing sale price of $29.64 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $11,656,135,000.

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2007:

391,600,000 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2006 Annual Report on Form 10-K

Item		Page

PART I
1.	Business	2
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	8
2.	Properties	8
3.	Legal Proceedings	9
4.	Submission of Matters to a Vote of Security Holders	9
	Supplementary Item. Executive Officers of the Registrant	9

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6.	Selected Financial Data	11
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A.	Quantitative and Qualitative Disclosures About Market Risk	31
8.	Financial Statements and Supplementary Data	32
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
9A.	Controls and Procedures	76
9B.	Other Information	76

PART III
10.	Directors, Executive Officers and Corporate Governance	76
11.	Executive Compensation	76
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
13.	Certain Relationships and Related Transactions, and Director Independence	77
14.	Principal Accountant Fees and Services	77

PART IV
15.	Exhibits and Financial Statement Schedule	78
	Signatures	82

FINANCIAL STATEMENT SCHEDULE
	Schedule II. Valuation and Qualifying Accounts	83
Indenture dated as of December 1, 1982
Indenture dated as of February 12, 2001
Resolutions of the Pricing Committee of the Board of Directors
First Supplemental Indenture
Supplemental Indenture
1991 Long Term Stock Incentive Plan
2005 Long Term Stock Incentive Plan
Forms of Supplemental Executive Retirement and Disability Plan
Amended and Restated Shareholders' Agreement
Shareholders Agreement
Amendment No.1 to Shareholders Agreement
Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer Required by Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer Required by Rule 13a-14(a)/15d-14(a)
Section 1350 Certifications

PART I

Item 1.	Business.

Masco Corporation manufactures, distributes and installs home improvement and building products, with emphasis on brand name products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of brand-name consumer products designed for the home improvement and new home construction markets. The Company’s operations consist of five business segments that are based on similarities in products and services. The following table sets forth, for the three years ended December 31, 2006, the contribution of the Company’s segments to net sales and operating profit. Additional financial information concerning the Company’s operations by segment, as well as general corporate expense, as of and for the three years ended December 31, 2006, is set forth in Note P to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2006	2005	2004

Cabinets and Related Products	$3,286	$3,324	$3,065
Plumbing Products	3,296	3,176	3,057
Installation and Other Services	3,158	3,063	2,771
Decorative Architectural Products	1,777	1,681	1,610
Other Specialty Products	1,261	1,325	1,280

Total	$12,778	$12,569	$11,783

	Operating Profit (1)(2)(3)(4)
	2006	2005	2004

Cabinets and Related Products	$122	$515	$519
Plumbing Products	280	367	370
Installation and Other Services	344	382	358
Decorative Architectural Products	357	252	269
Other Specialty Products	225	229	225

Total	$1,328	$1,745	$1,741

(1)	Amounts exclude discontinued operations.

(2)	Operating profit is before general corporate expense and gains on sale of corporate fixed assets, net.

(3)	Operating profit is before income regarding the Behr litigation settlement of $1 million, $6 million and $30 million in 2006, 2005 and 2004, respectively, pertaining to the Decorative Architectural Products segment.

(4)	Operating profit includes goodwill impairment charges as follows: For 2006 – Cabinets and Related Products – $316 million; Plumbing Products – $1 million; and Decorative Architectural Products – $14 million. For 2005 – Plumbing Products – $7 million; Decorative Architectural Products – $26 million; and Other Specialty Products – $36 million. For 2004 – Plumbing Products – $25 million; Decorative Architectural Products – $62 million; and Other Specialty Products – $25 million.

Except as the context otherwise indicates, the terms “Masco” and the “Company” refer to Masco Corporation and its consolidated subsidiaries.

Cabinets and Related Products

In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, the Company manufactures and sells assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are sold under a number of trademarks including KRAFTMAID®, MILL’S PRIDE® and TVILUM-SCANBIRKtm primarily to dealers and home centers, and under the names BLUESTONEtm, MERILLAT®, MOOREStm and QUALITY CABINETS® primarily to distributors and directly to builders for both the home improvement and new home construction markets.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large and hundreds of smaller competitors. The Company believes that it is the largest manufacturer of kitchen and bath cabinetry in North America based on 2006 sales volume. Significant North American competitors include American Woodmark, Aristokraft, Diamond, Homecrest, Omega and Schrock.

The Company is significantly increasing the manufacturing capacity of North American assembled cabinet operations.

Plumbing Products

In North America, the Company manufactures and sells a wide variety of faucet and showering devices under several brand names. The most widely known of these are the DELTA®, PEERLESS®, BRIZO®, BRASSTECH® and NEWPORT BRASS® single and double handle faucets used in kitchen and lavatory sinks and in bath and shower applications. The Company’s faucets are sold by manufacturers’ representatives and Company sales personnel to major retail accounts and to distributors who sell the faucets to plumbers, building contractors, remodelers, smaller retailers and others. Showerheads, handheld showers and valves are sold under the brand names ALSONS®, DELTA, PEERLESS and PLUMB SHOP®. The Company manufactures kitchen and bath faucets, showering devices and various other plumbing products for European markets under the brand names AXORtm, BRISTANtm, DAMIXA®, GUMMERStm, HANSGROHE® and NEWTEAMtm, which are sold through multiple distribution channels. In addition, AXOR and HANSGROHE products are sold in North America and the Far East through retailers and wholesalers.

Masco believes that its faucet operations are among the leaders in sales in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. The Company also has several major competitors, including Friedrich Grohe, among the European manufacturers of faucets and accessories, primarily in Germany and Italy. The Company also faces significant competition from private label products (including house brands sold by certain of the Company’s customers). Many of the faucet and showering device products with which the Company’s products compete are manufactured in Asia. As part of the Company’s strategy for its products, the Company’s North American businesses have been reducing the volume of products manufactured domestically and increasing the manufacturing and sourcing of products from Asia.

Other plumbing products manufactured and sold by the Company include AQUA GLASS® and MIROLIN® acrylic and gelcoat bath and shower units, which are sold primarily to wholesale plumbing distributors and major retail accounts for the home improvement and new home construction markets. Bath and shower enclosure units, shower trays and laundry tubs are manufactured and sold under the brand name AMERICAN SHOWER & BATHtm. These products are sold to home centers, hardware stores and mass merchandisers for the “do-it-yourself” market. The Company’s spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Other plumbing products for the international market include HÜPPE® and BREUERtm shower enclosures sold by the Company through wholesale channels and home centers primarily in Germany and western Europe. HERITAGEtm ceramic and acrylic bath fixtures and faucets are principally sold in the

United Kingdom directly to selected retailers. GLASStm and PHAROtm acrylic bathtubs and steam shower enclosures are sold in Europe.

Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home centers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT® and BRASSTECH trademarks and for the “do-it-yourself” market under the MASTER PLUMBER® and PLUMB SHOP trademarks and are also sold under private label.

Installation and Other Services

The Company’s Installation and Other Services segment sells installed building products and distributes building products, primarily to the new home construction industry in North America. Historically, the Company has concentrated on the installation and distribution of insulation, which comprised approximately 15 percent of the Company’s consolidated net sales for each of the years ended December 31, 2006, 2005 and 2004. Our offering of installed building products includes insulation, cabinetry, fireplaces, gutters and garage doors. Collaboration with other Company businesses has increased installed sales of Company products, such as cabinets, bath accessories, windows and paint. Distributed products include insulation, insulation accessories, cabinetry, roofing, gutters and drywall. Net sales of non-insulation products (both installed and distributed) in 2006 represented approximately 41 percent of the segment’s net sales. Installed products are sold primarily to custom home builders and production home builders by over 280 installation branch locations throughout most of the United States and in Canada. Distributed products are sold primarily to contractors and dealers by over 60 distribution centers throughout the United States.

The Company’s competitors in this segment include several regional contractors and lumber yards, as well as numerous local contractors.

Decorative Architectural Products

The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofing products. The products are sold under the brand names BEHR® and KILZ® and various other brand names, as well as private labels in the United States and Canada primarily to the “do-it-yourself” market through home centers and other retailers. Net sales of architectural coatings comprised approximately 11 percent of the Company’s consolidated net sales for each of the years ended December 31, 2006, 2005 and 2004, respectively. Competitors in the architectural coatings market include large international brands such as Benjamin Moore, Glidden, Pittsburgh Paint, Sherwin-Williams and Valspar, as well as many regional and national competitors.

The Company maintains customer kiosks in all of the approximately 2,000 The Home Depot stores throughout the United States and Canada. These COLOR SOLUTIONStm centers include the COLOR SMART BY BEHR® computerized color-matching system that enables consumers to design and coordinate their paint selection. The BEHR brand is sold through The Home Depot.

The Decorative Architectural Products segment also includes LIBERTY® cabinet, decorative door and builders’ hardware, which is manufactured for the Company and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Belwith, Umbra and Stanley. AVOCETtm builders’ hardware products, including locks and door and window hardware, are manufactured and sold to home centers and other retailers, builders and original equipment door and window manufacturers primarily in the United Kingdom.

Decorative bath hardware and shower accessories are sold under the brand names FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home centers and other retailers. Competitors include Moen and Globe Union.

Other Specialty Products

The Company manufactures and sells windows and patio doors under the MILGARD® brand name directly to the new home construction and home improvement markets, principally in the western United States. The Company fabricates and sells vinyl windows and sunrooms under various regional brand names for the United Kingdom building trades. The Company extrudes and sells vinyl frame components and tempers glass for windows, patio doors and sunrooms for the European building trades. Competitors in the North American window and door market include Andersen, Pella, Jeld-Wen and Simonton, as well as numerous regional competitors.

The Company manufactures and sells a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW® and POWERSHOT®. These products are sold through various distribution channels including wholesalers, home centers and other retailers. The principal North American competitor in this product line is Stanley.

The Company also manufactures residential hydronic radiators and heat convectors under the brand names BRUGMAN®, SUPERIAtm, THERMICtm and VASCO®, which are sold to the European wholesale market from operations in Belgium, The Netherlands and Poland.

Discontinued Operations

As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses may not be core to the Company’s long-term growth strategy. In 2004, the Company determined that several European businesses were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition that was completed in early 2005. In addition, the Company sold two businesses in 2005 and one business in 2006. The businesses sold during 2004, 2005 and 2006 were included in discontinued operations and had combined 2004 net sales of approximately $640 million. Additional information is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

Additional Information

•	Over 80 percent of the Company’s net sales are generated by operations in North America (primarily in the United States). International operations comprise the balance and are located principally in Belgium, China, Denmark, Germany, The Netherlands and the United Kingdom. See Note P to the Company’s consolidated financial statements included in Item 8 of this Report for additional information.

•	Financial information concerning the Company’s export sales and the net sales and operating profit attributable to the Company’s North American and International operations are included in Item 8 of this Report in Note P to the Company’s consolidated financial statements. Net sales and the value of long-lived assets attributable to the Company’s operations in the United States and Europe are also reflected in Note P.

•	The Company generally experiences stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and remodeling.

•	The Company does not consider backlog orders to be material.

•	Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material adverse effect on the Company’s earnings or competitive position.

•	See Item 1A, “Risk Factors,” for a discussion of the importance of major customers, competitive conditions and certain other business risks and uncertainties that may affect our operations.

Available Information

The Company’s website is www.masco.com. The Company’s periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. The Company will continue to post its periodic reports on Form 10-K and Form 10-Q and its current reports on Form 8-K and any amendments to those documents to its website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on the Company’s website is not incorporated by reference into this Report on Form 10-K.

Patents and Trademarks

The Company holds United States and foreign patents covering its various design features and valve constructions used in certain of its faucets and holds numerous other patents and patent applications, licenses, trademarks and trade names. As a manufacturer of brand-name consumer products, the Company views its trademarks and other proprietary rights as important, but does not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on the Company’s present business as a whole.

Employees

At December 31, 2006, the Company employed approximately 57,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

Item 1A.	Risk Factors.

There are a number of business risks and uncertainties that may affect our Company. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this Report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The impact on our Company of certain of these risk factors is discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our Company. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. These risks and uncertainties include, but are not limited to, the following, which we consider to be most relevant to our specific business activities.

A significant portion of our business relies on residential construction activity.

Our results of operations are affected by levels of home improvement and residential construction activity, including repair, remodeling and new home construction, principally in North America and Europe. Significant factors that impact demand for home improvement and residential construction include interest rates, energy costs, consumer confidence, general and regional economic conditions, weather conditions and natural disasters. The ability of contractors and builders to supply construction projects and the timing of such projects, and thereby their purchases of our products and services, can be affected significantly by the availability of building materials and skilled labor. Demographic factors, such as changes in population growth and household formation, affect levels of home improvement and residential construction over the longer term. We have increased our emphasis on new product development in recent years and we have reduced our prior focus on growth through acquisitions and are concentrating instead on organic growth. Consequently, our financial performance will, in part, reflect our success in implementing our growth strategies in our existing markets and in introducing new products or entering new geographic markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report for discussion of the impact of residential construction activities on the Company’s operating results.

We rely on key customers.

The size and importance of individual customers has increased because customers in our major distribution channels have consolidated. Larger customers can effect significant changes in their volume of purchases and can otherwise significantly affect the terms and conditions on which we do business. These customers are increasing their purchases of products directly from manufacturers for sale as private label and house brand merchandise. As some of our customers expand their markets and targeted customers, conflicts occur and in some instances we may also become their competitor. Sales of our home improvement and building products to home center retailers are substantial. In 2006, sales to the Company’s largest customer, The Home Depot, were $2.5 billion (approximately 20 percent of net sales). Although builders, dealers and other retailers represent other channels of distribution for the Company’s products, the loss of a substantial portion of our sales to The Home Depot would have a material adverse impact on the Company.

We face significant competition in the U.S. and global markets.

The major markets for our products and services are highly competitive and in recent years global competition has increased significantly. Competition in home improvement and building product lines is based largely on performance, quality, brand reputation, style, delivery, customer service, exclusivity and price. Competition in the markets for our service businesses is based primarily on price, customer service, scope of capabilities, installation quality and financial strength. Although the relative importance of such factors varies between customers and among product categories, price is often a primary factor. Home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts directly to professional homebuilders. Our ability to maintain our leadership positions in the markets we serve and to grow the businesses depends to a large extent upon our success in maintaining our relationships with major customers, managing our cost structure and introducing new products that appeal to changing consumer preferences.

Our operating results are affected by the cost and availability of labor and materials.

When we incur cost increases for raw materials, such as copper, brass and particle board, and for energy and other commodities, it may be difficult for us to completely offset the impact with price increases on a timely basis due to outstanding commitments to customers, competitive considerations and our customers’ resistance to accepting such price increases. Some of our operations, including the Installation and Other Services segment, encounter shortages or unusual price increases in raw materials, including insulation, from time to time. A substantial decrease in the availability of raw materials from suppliers or the loss of key supplier arrangements could adversely impact our results of operations.

Although the availability of qualified employees is important throughout the entire Company, this is particularly applicable to our Installation and Other Services segment, because of its labor-intensive installation business. Significant changes in federal, state and local regulations addressing immigration and wages, as well as collective bargaining arrangements affecting wages and working conditions, could adversely affect the performance of our businesses.

International developments have an increasing impact on our business.

Over 17 percent of our sales are derived outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally European euros and Great Britain pounds). Our international business faces risks associated with changes in political, monetary, economic and social environments, local labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws affecting activities of U.S. companies abroad, including tax laws and laws regulating various business practices, also impact our international business. Our international operating results have been adversely influenced in the past when compared to our North American results, in part due to relative softness in the European markets and competitive pricing pressures on certain products.

Increasingly, we are sourcing products from outside North America, principally in Asia, and selling products in international markets. Differing international business practices, shipping and delivery requirements, and laws and regulations applicable to our business in these markets have raised the complexity of managing our supply chain logistics and the potential for interruptions in our production scheduling.

Our operating results can fluctuate based on changes in currency exchange rates, which presents difficulty in comparing operating performance from period to period.

We have financial commitments and investments in financial assets, including assets that are not readily marketable and involve financial risk.

We have maintained investments in marketable securities and a number of private equity funds. Since there is no active trading market for investments in private equity funds, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. In addition, we have commitments that require us to contribute additional capital to these private equity funds upon receipt of a capital call from the private equity fund.

Product liability claims and other litigation could be costly.

Increasingly, homebuilders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual commitments to these customers typically include the agreement to indemnify them against liability for the performance of our products or services or the performance of other products that we install.

We are also subject to product safety regulations, recalls and direct claims for product liability, including putative class actions. Product liability claims can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. Also, we increasingly rely on other manufacturers to provide us with products or components for products we sell. Because we do not have direct control over the quality of such products, we are exposed to the risks relating to the quality of such products and to limitations on our recourse against such suppliers.

See Note T to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below lists the Company’s principal North American properties for segments other than Installation and Other Services.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	19	32
Plumbing Products	30	12
Decorative Architectural Products	10	12
Other Specialty Products	16	8

Totals	75	64

Most of the Company’s North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 1,000,000 square feet. The Company owns most of its North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

In addition, the Company’s Installation and Other Services segment operates over 280 local installation branch locations and over 60 local distribution centers in North America, the majority of which are leased.

The table below lists the Company’s principal properties outside of North America.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	4	25
Plumbing Products	28	35
Decorative Architectural Products	3	3
Other Specialty Products	15	8

Totals	50	71

Most of these international facilities are located in Belgium, China, Denmark, Germany, The Netherlands and the United Kingdom. The Company generally owns its international manufacturing facilities, none of which are subject to significant encumbrances, and leases its warehouse and distribution facilities.

The Company’s corporate headquarters are located in Taylor, Michigan and are owned by the Company. The Company owns an additional building near its corporate headquarters that is used by our corporate research and development department.

Each of the Company’s operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. The Company’s buildings, machinery and equipment have been generally well maintained and are in good operating condition. As noted, the Company is significantly increasing the manufacturing capacity of North American assembled cabinet operations, but otherwise, generally, the Company’s facilities have sufficient capacity and are adequate for its production and distribution requirements.

Item 3.	Legal Proceedings.

Information regarding legal proceedings involving the Company is set forth in Note T to the Company’s consolidated financial statements included in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplementary Item. Executive Officers of the Registrant
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

			Executive
			Officer
Name	Position	Age	Since

Richard A. Manoogian	Chairman of the Board and Chief Executive Officer	70	1962
Alan H. Barry	President and Chief Operating Officer	64	2003
Daniel R. Foley	Vice President – Human Resources	65	1996
Eugene A. Gargaro, Jr.	Vice President and Secretary	64	1993
John R. Leekley	Senior Vice President and General Counsel	63	1979
John G. Sznewajs	Vice President – Corporate Development and Treasurer	39	2005
Timothy Wadhams	Senior Vice President and Chief Financial Officer	58	2001

Executive officers, who are elected by the Board of Directors, serve for a term of one year or less. Each elected executive officer has been employed in a managerial capacity with the Company for at least five years. Mr. Barry was elected to his present position in April 2003. He had previously served as a Group President of the Company since 1996. Mr. Sznewajs was elected to his current position in August 2005. He had previously served as Vice President – Business Development since 2003 and before that time served in various capacities in the Business Development Department from 1996 to 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which the Company’s Common Stock is traded. The following table indicates the high and low sales prices of the Company’s Common Stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends
Quarter	High	Low	Declared

2006
Fourth	$30.53	$26.85	$.22
Third	29.90	25.85	.22
Second	33.70	27.63	.22
First	32.95	29.00	.22

Total			$.88

2005
Fourth	$31.20	$27.15	$.20
Third	34.70	29.37	.20
Second	34.94	29.57	.20
First	38.43	32.90	.20

Total			$.80

On February 15, 2007 there were approximately 6,200 holders of record of the Company’s Common Stock.

The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

The following table provides information regarding the Company’s purchase of Company Common Stock for the three months ended December 31, 2006, in millions except average price paid per common share data:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Per Common Share	Plans or Programs	the Plans or Programs

10/01/06 – 10/31/06	1	$27.88	1	37
11/01/06 – 11/30/06	–	–	–	37
12/01/06 – 12/31/06	1	$29.55	1	36

Total for the quarter	2	$28.72	2

In May 2006, the Company’s Board of Directors authorized the purchase of up to 50 million shares of the Company’s Common Stock in open-market transactions or otherwise, replacing the March 2005 authorization.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part III, Item 12 of this Report.

Item 6.	Selected Financial Data.

	(Dollars In Millions, Except Per Common Share Data)
	2006	2005	2004	2003	2002

Net sales (1)	$12,778	$12,569	$11,783	$10,318	$8,596
Operating profit (1),(2),(4),(5),(6),(7)	$1,126	$1,567	$1,584	$1,445	$1,228
Income from continuing operations (1),(2),(3),(4),(5),(6),(7),(8)	$458	$866	$944	$767	$520
Per share of common stock:
Income from continuing operations:
Basic	$1.16	$2.05	$2.12	$1.60	$1.07
Diluted	$1.15	$2.01	$2.07	$1.56	$1.01
Dividends declared	$0.88	$0.80	$0.68	$0.60	$0.55
Dividends paid	$0.86	$0.78	$0.66	$0.58	$0.54	1/2
Income from continuing operations as a % of:
Net sales	4%	7%	8%	7%	6%
Shareholders’ equity (9)	9%	16%	17%	14%	13%
At December 31:
Total assets	$12,325	$12,559	$12,541	$12,173	$12,050
Long-term debt	$3,533	$3,915	$4,187	$3,848	$4,316
Shareholders’ equity	$4,471	$4,848	$5,423	$5,456	$5,294

(1)	Amounts exclude discontinued operations.

(2)	The year 2006 includes non-cash impairment charges for goodwill aggregating $331 million after tax ($331 million pre-tax), income of $1 million after tax ($1 million pre-tax) regarding the Behr litigation settlement.

(3)	The year 2006 includes a $3 million after tax ($5 million pre-tax) charge for the adoption of SFAS No. 123R recognized as a cumulative effect of a change in accounting.

(4)	The year 2005 includes non-cash impairment charges for goodwill aggregating $69 million after tax ($69 million pre-tax) and income of $4 million after tax ($6 million pre-tax) regarding the Behr litigation settlement.

(5)	The year 2004 includes non-cash impairment charges for goodwill aggregating $104 million after tax ($112 million pre-tax) and income of $19 million after tax ($30 million pre-tax) regarding the Behr litigation settlement.

(6)	The year 2003 includes non-cash impairment charges for goodwill aggregating $47 million after tax ($53 million pre-tax) and income of $45 million after tax ($72 million pre-tax) regarding the Behr litigation settlement.

(7)	The year 2002 includes a net charge of $92 million after tax ($147 million pre-tax) regarding the Behr litigation settlement.

(8)	The year 2002 includes non-cash impairment charges for goodwill aggregating $92 million after tax ($117 million pre-tax) recognized as a cumulative effect of a change in accounting.

(9)	Based on shareholders’ equity as of the beginning of the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including those discussed in Item 1A “Risk Factors” of this Report, the “Executive Level Overview,” “Critical Accounting Policies and Estimates” and “Outlook for the Company” sections, may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

The Company manufactures, distributes and installs home improvement and building products. These products are sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

Factors that affect the Company’s results of operations include the levels of home improvement and residential construction activity principally in North America and Europe (including repair and remodeling and new home construction), the importance of and the Company’s relationships with key customers (including The Home Depot, which represented approximately 20 percent of the Company’s net sales in 2006), the Company’s ability to maintain its leadership positions in its U.S. and global markets in the face of increasing competition, the Company’s ability to effectively manage its overall cost structure and the cost and availability of labor and materials. The Company’s international business faces political, monetary, economic and other risks that vary from country to country, as well as fluctuations in currency exchange rates. Further, the Company has financial commitments and investments in financial assets that are not readily marketable and that involve financial risk. In addition, product liability claims and other litigation could be costly. These and other factors are discussed in more detail in Item 1A “Risk Factors” of this Report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly reviews its estimates and assumptions, which are based upon historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition and Receivables

The Company recognizes revenue as title to products and risk of loss is transferred to customers or when services are rendered. The Company records revenue for unbilled services performed based upon estimates of labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments.

Inventories

Inventories are recorded at the lower of cost or net realizable value with expense estimates made for obsolescence or unsaleable inventory equal to the difference between the recorded cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an ongoing basis, the Company monitors these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

Financial Investments

The Company has maintained investments in marketable securities and a number of private equity funds, which aggregated $72 million and $211 million, respectively, at December 31, 2006. Investments in marketable securities are carried at fair value, and unrealized gains and losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary.

The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse affect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and, any bona fide offers to purchase for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

In November 2000, the Company reduced its common equity ownership in Metaldyne Corporation (“Metaldyne”) (formerly MascoTech, Inc.) through a recapitalization merger with an affiliate of Heartland Industrial Partners, L.P. (“Heartland”), a private equity fund in which the Company had a remaining investment of $17 million at December 31, 2006 (representing less than five percent of the fund). The Company in that transaction retained six percent of the common equity of Metaldyne. At December 31, 2006, the Company also held preferred stock of Metaldyne, which accrues dividends at the annual rate of 15 percent. Additionally, the Company owned an approximate 10 percent investment in TriMas Corporation (“TriMas”) common stock. Investments in Metaldyne and TriMas are accounted for on the cost basis.

During 2006, based upon a review of new information from the Heartland fund concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation products markets served by Metaldyne and TriMas, the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in the second quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $78 million for its investments in Metaldyne ($40 million), TriMas ($6 million), the Heartland fund ($29 million) and another fund ($3 million) which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas. Additionally, based upon the Company’s review, the Company considered the decline in the fair value of certain of its other private equity fund investments and other investments to be other-than-temporary and, accordingly, recognized impairment charges of $13 million and $15 million in 2006 and 2005, respectively. In the fourth quarter of 2006, the Company received new information related to its TriMas investment and determined that the additional decline in the estimated value for this investment was other-than-temporary. Accordingly, in the fourth quarter of 2006, the Company recognized an additional non-cash, pre-tax impairment charge of $10 million related to its investment in TriMas.

On January 11, 2007, the acquisition of Metaldyne by Asahi Tec Corporation, a Japanese automotive supplier, was finalized. The combined fair value of Asahi Tec common and preferred stock received in exchange for the Company’s investment in Metaldyne (common and preferred stock) approximates $74 million and the Company’s carrying value of the Metaldyne investment was $57 million at December 31, 2006. As a result, a gain of approximately $17 million will be recognized in the first quarter of 2007. Any unrealized gains or losses subsequent to January 11, 2007, will be recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income, in the Company’s consolidated balance sheet beginning in the first quarter of 2007.

Goodwill and Other Intangible Assets

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” in the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting business unit below its carrying amount, the Company completes the impairment testing of goodwill utilizing a discounted cash flow method. Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company generally develops these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated housing starts and repair and remodeling estimates for existing homes.

In the fourth quarter of 2006, the Company estimated that future discounted cash flows projected for most of its reporting business units were greater than the carrying values. Any increases in estimated discounted cash flows would have no impact on the reported value of goodwill.

If the carrying amount of a reporting business unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting business unit to all of the underlying assets and liabilities of the reporting business unit, including any previously unrecognized intangible assets. The excess of the fair value of a reporting business unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting business unit’s recorded goodwill exceeds the implied fair value of goodwill. This test for 2006 indicated that goodwill principally related to certain European business units was impaired.

The Company recognized non-cash, pre-tax impairment charges for goodwill of $331 million ($331 million, after tax) in 2006. The pre-tax impairment charges recorded in 2006 were as follows: Cabinets and Related Products – $316 million; Plumbing Products – $1 million; and Decorative Architectural Products – $14 million. These charges, principally related to the Company’s European manufacturer of ready-to-assemble cabinets (Tvilum-Scanbirk), reflect the long-term outlook for that business unit, including declining demand for certain products, as well as decreased operating profit margins.

The impairment charge for goodwill related to Tvilum-Scanbirk resulted from two significant changes impacting the business unit throughout the year, but particularly in the fourth quarter of 2006. First, there was a fundamental shift in the European ready-to-assemble raw materials supply market; the change affected the cost structure for raw materials. Second, the Company determined that the business unit’s ability to increase selling prices and maintain revenue growth into the future has become more limited. In the fourth quarter of 2006, as part of the annual goodwill impairment testing, the Company determined that these changes and the impact on operating profit and operating profit margins were permanent in nature.

The Company reviews its other indefinite-lived intangible assets for impairment annually or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales, profit margins and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term.

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Employee Retirement Plans

Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based upon vested years of service, and attributing those costs over the time period each employee works. Pension costs and obligations of the Company are developed from actuarial valuations. Inherent in these valuations are key assumptions regarding inflation, expected return on plan assets, mortality rates, compensation increases and discount rates for obligations and expenses. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions. Changes in assumptions used could result in changes to reported pension costs and obligations within the Company’s consolidated financial statements in any given period.

In 2006, the Company increased its discount rate for obligations to an average of 5.50 percent from 5.25 percent. The discount rate for obligations was based on the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2006 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 4.00 percent to 6.00 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.50 percent or higher. The assumed asset return was primarily 8.50 percent, reflecting the expected long-term return on plan assets.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” (“SFAS No. 158”). Among other things, SFAS No. 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined-benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition did not affect the Company’s consolidated statements of income. The adoption of SFAS No. 158 was effective for the year ended December 31, 2006, and the effect was included in the Company’s consolidated balance sheet.

The Company’s underfunded amount for its qualified defined-benefit pension plans, the difference between the projected benefit obligation and plan assets, decreased to $186 million at December 31, 2006 from $231 million at December 31, 2005, primarily due to asset returns above projections; in accordance with SFAS No. 158, the 2006 unfunded amount has been recognized on the Company’s consolidated balance sheet at December 31, 2006. Qualified domestic pension plan assets in 2006 had a net return of approximately 11 percent equal to average returns of 11 percent for the largest 1,000 Plan Benchmark.

The Company’s projected benefit obligation for its unfunded non-qualified defined-benefit pension plans was $144 million at December 31, 2006 compared with $143 million at December 31, 2005; in accordance with SFAS No. 158, the 2006 unfunded amount has been recognized on the Company’s consolidated balance sheet at December 31, 2006.

The Company expects pension expense for its qualified defined-benefit pension plans to decrease by $9 million in 2007 compared with 2006. If the Company assumed that the future return on plan assets was one-half percent lower than the assumed asset return, the 2007 pension expense would only decrease by $6 million. The Company expects pension expense for its non-qualified defined-benefit pension plans to decrease by $1 million in 2007 compared with 2006.

Stock-Based Compensation

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2006, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock.

The Company elected to begin recording expense for stock options granted or modified subsequent to January 1, 2003. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method does not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options at December 31, 2006.

For 2006, the Company recognized additional pre-tax expense of $15 million ($9 million or $.02 per common share, after tax), related to the adoption of SFAS No. 123R. In addition, during 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net, related to the adoption of SFAS No. 123R and the change from the intrinsic value method to the fair value method of accounting for stock appreciation rights.

Restricted Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market. There was $195 million (9 million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2006, which was included as a reduction of common stock and retained earnings. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years, or immediately upon a grantee’s retirement. Pre-tax compensation expense for the annual vesting of long-term stock awards was $52 million for 2006.

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

The Company measures compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years, or immediately upon a grantee’s retirement.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2006: risk-free interest rate – 4.89%, dividend yield – 3.1%, volatility factor – 34.0% and expected option life – 7 years. For SFAS No. 123R calculation purposes, the weighted average grant date fair value of option shares, including restoration options, granted in 2006 was $8.24 per option share.

If the Company increased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2006 would increase 47 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2006 would decrease 59 percent.

Income Taxes

The Company has considered potential sources of future foreign taxable income in assessing the need for establishing a valuation allowance against its deferred tax assets related to its after-tax foreign tax credit carryforward of $61 million at December 31, 2006. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be recorded in the period such determination is made.

Other Commitments and Contingencies

Certain of the Company’s products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

A significant portion of the Company’s business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company’s revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

The Company is subject to lawsuits and pending or asserted claims (including income taxes) with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based upon the professional knowledge and experience of management and its legal counsel. When estimates of the Company’s exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, “Accounting for Contingencies,” amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments. See Note T to the Company’s consolidated financial statements for information regarding certain legal proceedings involving the Company.

Corporate Development Strategy

In past years, acquisitions have enabled the Company to build strong positions in the markets it serves and have increased the Company’s importance to its customers. The Company’s focus includes the rationalization of its business units, including consolidations, as well as pursuing synergies among the Company’s business units. The Company expects to maintain a more balanced growth strategy with emphasis on organic growth, share repurchases and fewer acquisitions with increased emphasis on cash flow and return on invested capital. As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses may not be core to the Company’s long-term growth strategy.

In 2004, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition (the “2004 Plan”). During 2004, in separate transactions, the Company completed the sale of its Jung Pumpen, The Alvic Group, Alma Kuchen, E. Missel and SKS Group business units in Europe. During 2005, in separate transactions, the Company completed the sale of its Gebhardt Consolidated, GMU Group and Aran Group business units in Europe, as well as its Zenith Products business unit in North America.

In 2006, the Company completed the sale of Computerized Security Systems (“CSS”). This disposition was completed pursuant to the Company’s determination that this business unit was not core to the Company’s long-term growth strategy. CSS supplies electronic locksets primarily to hospitality markets in the United States and Europe and was included in the Other Specialty Products segment. As a result of the sale, the Company reclassified the net sales and results of operations related to CSS to discontinued operations. Total gross proceeds from the sale were $92 million; the Company recognized a pre-tax net gain (included in discontinued operations) on the disposition of CSS of $51 million.

The sales, results of operations and the gains from the 2006, 2005 and 2004 discontinued operations are included in income (loss) from discontinued operations, net, in the consolidated statements of income.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the business units which were sold in 2006, 2005 and 2004, except as noted below, as discontinued operations. There were no businesses held for sale at December 31, 2006.

During 2006, the Company completed the sale of Gamco Products, General Accessory, Cambridge Brass and Faucet Queens, relatively small businesses, the results of which are included in continuing operations through the date of sale. These businesses had combined net sales and operating profit of $16 million and $5 million, respectively, in 2006 through the respective dates of sale and combined net sales and operating profit of $55 million and $12 million, respectively, in 2005. Gross proceeds from the sale of these businesses were $72 million; the Company recognized a net gain of $1 million in 2006 included in other, net, in continuing operations.

Liquidity and Capital Resources

Historically, the Company has largely funded its growth through cash provided by a combination of its operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of Company common stock, including issuances for certain mergers and acquisitions.

Bank credit lines are maintained to ensure the availability of funds. At December 31, 2006, the Company had a $2.0 billion 5-Year Revolving Credit Agreement with a group of banks syndicated in the

United States and internationally, which expires in February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company.

The 5-Year Revolving Credit Agreement, as amended, contains limitations on additional borrowings; at December 31, 2006, the Company had additional borrowing capacity, subject to availability, of up to $1.7 billion. The 5-Year Revolving Credit Agreement, as amended, also contains a requirement for maintaining a certain level of net worth; at December 31, 2006, the Company’s net worth exceeded such requirement by $1.1 billion.

At December 31, 2006, the amount of debt and equity securities issuable under the Company’s unallocated shelf registration statement with the Securities and Exchange Commission was $500 million.

The Company had cash and cash investments of $1,958 million at December 31, 2006 as a result of strong cash flows from operations, proceeds from the disposition of certain businesses and financial investments, and the issuance of fixed-rate debt.

The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of tax capital losses, including significant capital losses resulting from the exit of certain businesses over the past several years. The Company determined that the longer maturity of private equity funds would be advantageous to the Company and complement the Company’s investment in more liquid, publicly traded marketable securities to balance risk. Since the Company has significantly reduced tax capital losses in part by generating capital gains from investments and other sources, the Company has and will continue to reduce its investments in financial assets.

In 2006, the Company increased its quarterly common stock dividend 10 percent to $.22 per common share. This marks the 48th consecutive year in which dividends have been increased.

Maintaining high levels of liquidity and cash flow are among the Company’s financial strategies. The Company’s total debt as a percent of total capitalization increased to 53 percent at December 31, 2006 from 49 percent at December 31, 2005. On October 3, 2006, the Company issued $1 billion of fixed-rate 6.125% notes due 2016 in anticipation of the 2007 debt maturities, including the put option related to the Zero Coupon Convertible Senior Notes. Repurchases and retirement of Company common stock also contributed to the increase in the total debt to total capitalization ratio. The Company’s working capital ratio was 1.5 to 1 and 1.8 to 1 at December 31, 2006 and 2005, respectively. The decline in the working capital ratio is primarily due to the reclassification to current liabilities of $823 million of Zero Coupon Convertible Senior Notes, as a result of the put option date of January 20, 2007, $300 million of floating-rate notes due March 2007 and $300 million of 4.625% notes due August 2007.

On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Zero Coupon Convertible Senior Notes (“Notes”) required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability will be payable in June 2007. Subsequent to the repurchase, there were outstanding $108 million principal amount at maturity of such Notes with an accreted value of $51 million, which has been included in long-term debt at December 31, 2006, as the next put option date is July 20, 2011. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

The derivatives used by the Company during 2006 consist of interest rate swaps entered into in 2004, for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. Generally, under interest rate swap agreements, the Company agrees with a counterparty to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed notional principal amount. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as fair-value hedges, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. For fair-value hedge transactions, changes in the fair value of the derivative and changes in the fair value of the item hedged are recognized in determining earnings.

The average variable interest rates are based upon the London Interbank Offered Rate (“LIBOR”) plus fixed adjustment factors. The average effective rate for 2006 on the interest rate swaps was 6.787%. At December 31, 2006, the interest rate swap agreements covered a notional amount of $850 million of the Company’s fixed-rate debt due July 15, 2012 at an interest rate of 5.875%. The hedges are considered 100 percent effective because all of the critical terms of the derivative financial instruments match those of the hedged item. Accordingly, no gain or loss on the value of the hedges was recognized in the Company’s consolidated statements of income for the years ended December 31, 2006 and 2005. In 2006, the Company recognized an increase in interest expense of $8 million related to this swap agreement, due to increasing interest rates.

Certain of the Company’s European operations also entered into foreign currency forward contracts for the purpose of managing exposure to currency fluctuations, primarily related to the European euro and the Great Britain pound.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2006	2005	2004

Net cash from operating activities	$1,208	$1,374	$1,454
Increase (decrease) in debt, net	151	407	(13)
Proceeds from disposition of:
Businesses, net of cash disposed	160	278	172
Property and equipment	16	37	37
Proceeds from financial investments, net	71	193	330
Issuance of Company common stock	28	33	58
Tax benefit from exercise of stock options	18	–	–
Acquisition of businesses, net of cash acquired	(28)	(25)	(16)
Capital expenditures	(388)	(282)	(310)
Cash dividends paid	(349)	(339)	(302)
Purchase of Company common stock	(854)	(986)	(943)
Effect of exchange rates	18	(5)	29
Proceeds from settlement of swaps	–	–	55
Other, net	(57)	(15)	(52)

Cash (decrease) increase	$(6)	$670	$499

The Company’s cash and cash investments decreased $6 million to $1,958 million at December 31, 2006, from $1,964 million at December 31, 2005.

Net cash provided by operations of $1.2 billion consisted primarily of net income adjusted for non-cash and certain other items, including depreciation and amortization expense of $244 million, net gain on disposition of businesses of $51 million, net gain on disposition of financial investments of $31 million, a $331 million charge for the impairment of goodwill, a $101 million charge for the impairment of financial investments and other non-cash items, including stock-based compensation expense, amortization expense related to in-store displays and interest expense on the Zero Coupon Convertible Senior Notes, as well as a net increase in working capital of $57 million.

The Company continues to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 50 days at December 31, 2006 compared with 48 days at December 31, 2005, and days sales in inventories were 49 days at

December 31, 2006 compared with 46 days at December 31, 2005. Accounts payable days improved to 39 days from 36 days at December 31, 2006 and 2005, respectively. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 16.1 percent and 15.9 percent at December 31, 2006 and 2005, respectively.

Net cash used for financing activities was $1.0 billion, and included cash outflows of $349 million for cash dividends paid, $827 million for the retirement of notes and $854 million for the acquisition and retirement of 29 million shares of Company common stock in open-market transactions. Cash provided by financing activities primarily included $988 million from the issuance of notes (net of issuance costs) and $28 million from the issuance of Company common stock, primarily from the exercise of stock options.

At December 31, 2006, the Company had remaining Board of Directors’ authorization to repurchase up to an additional 36 million shares of its common stock in open-market transactions or otherwise. In January 2007, the Company repurchased an additional one million shares of Company common stock and expects to continue its share repurchase program throughout 2007.

Net cash used for investing activities was $226 million, and included $388 million for capital expenditures and $28 million for acquisitions. Cash provided by investing activities included $160 million of net proceeds from the disposition of businesses and $71 million from the net sale of financial investments.

The Company continues to invest in automating its manufacturing operations and increasing its capacity and its productivity to more efficiently produce and to improve customer service. Capital expenditures for 2006 were $388 million, compared with $282 million for 2005 and $310 million for 2004; for 2007, capital expenditures, excluding any potential 2007 acquisitions, are expected to approximate $300 million. Depreciation and amortization expense for 2006 totaled $244 million, compared with $241 million for 2005 and $237 million for 2004; for 2007, depreciation and amortization expense, excluding any potential 2007 acquisitions, is expected to approximate $255 million. Amortization expense totaled $14 million, $28 million and $26 million in 2006, 2005 and 2004, respectively.

Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor in the opinion of the Company are they expected to have, a material effect on the Company’s capital expenditures, financial position or results of operations.

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

Consolidated Results of Operations

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States. However, the Company believes that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, the Company’s reported results.

Sales and Operations

Net sales for 2006 were $12.8 billion, representing an increase of two percent over 2005. Excluding results from acquisitions and the effect of currency translation, net sales increased one percent compared with 2005. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months
	Ended December 31
	2006	2005

Net sales, as reported	$12,778	$12,569
– Acquisitions	(27)	—

Net sales, excluding acquisitions	12,751	12,569
– Currency translation	(23)	—

Net sales, excluding acquisitions and the effect of currency	$12,728	$12,569

Net sales for 2006 were adversely affected by an accelerating decline in the new home construction market in the last six months of the year and a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets, partially offset by selling price increases.

The Company’s gross profit margins were 27.5 percent, 28.5 percent and 30.9 percent in 2006, 2005 and 2004, respectively. The decrease in the 2006 and 2005 gross profit margins reflects additional increased commodity, energy and freight costs, as well as a less favorable product mix, offset in part by increased selling prices for certain products. The 2004 gross profit margins reflected increased sales volume and increased selling prices, offset in part by initial increases in commodity costs, as well as sales in segments with somewhat lower gross margins.

Selling, general and administrative expenses as a percent of sales were 16.1 percent in 2006 compared with 15.5 percent in 2005 and 16.8 percent in 2004. Increased selling, general and administrative expenses in 2006 reflect increased stock-based compensation expense, in part reflecting the adoption of SFAS No. 123R, and increased information systems implementation costs and other expenses. Selling, general and administrative expenses in 2005 reflect lower compensation costs resulting from business unit consolidations and reduced Company financial performance related to incentive compensation, as well as reduced outside professional fees including fees associated with complying with Sarbanes-Oxley legislation. Selling, general and administrative expenses in 2004 include the benefit of lower promotion and advertising costs offset by higher costs and expenses associated with complying with Sarbanes-Oxley legislation and increased expenses associated with stock options.

Operating profit in 2006 and 2005 includes $47 million and $12 million, respectively, of costs and charges related to the Company’s profit improvement programs, principally in the Plumbing Products segment. Operating profit in 2006, 2005 and 2004 includes $331 million, $69 million and $112 million, respectively, of impairment charges for goodwill. Operating profit in 2006, 2005 and 2004 includes $1 million, $6 million and $30 million, respectively, of income regarding the Behr litigation settlement. Operating profit margins, as reported, were 8.8 percent, 12.5 percent and 13.4 percent in 2006, 2005 and 2004, respectively. Operating profit margins, excluding the items above, were 11.8 percent, 13.1 percent and 14.1 percent in 2006, 2005 and 2004, respectively. Operating profit margins in 2006 were negatively affected by an accelerating decline in the new home construction market and a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets, in the last half of 2006, both of which negatively impacted the sales volume of certain products, as well as the continuing negative impact of higher commodity costs. These items were partially offset by certain selling price increases. Operating profit margins in 2005 were negatively impacted by increased commodity, energy, freight and other petroleum-based product costs, which had only been partially offset by selling price increases. Operating profit margins in 2004 were positively affected by increased sales volume, partially offset by increased commodity costs.

Other Income (Expense), Net

During 2006, the Company recognized non-cash, pre-tax impairment charges aggregating $88 million for its investments related to Metaldyne ($40 million), TriMas ($16 million), the Heartland fund

($29 million) and another fund ($3 million) which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas. Additionally, during 2006, based upon the Company’s review, the Company considered the decline in the fair value of certain of its other private equity fund investments and other investments to be other-than-temporary and, accordingly, recognized impairment charges of $13 million.

Other, net, for 2006 included $4 million of realized gains, net, from the sale of marketable securities, $10 million of dividend income and $27 million of income from other investments, net. Other, net, for 2006 also included currency transaction gains of $14 million and other miscellaneous items.

During 2005, the Company recognized an impairment charge of $30 million primarily related to its investment in Furniture Brands International common stock. Also during 2005, based upon the Company’s review of its private equity funds, the Company considered the decline in the fair value of certain of its private equity fund investments to be other-than-temporary and, accordingly, recognized an impairment charge of $15 million.

Other, net, for 2005 included $30 million of realized gains, net, from the sale of marketable securities, $16 million of dividend income and $68 million of income from other investments, net. Other, net, for 2005 also included currency transaction losses of $25 million and other miscellaneous items.

During 2004, the Company recognized an impairment charge of $21 million related to its investment in Furniture Brands International common stock.

Other, net, for 2004 included $50 million of realized gains, net, from the sale of marketable securities, $27 million of dividend income and $42 million of income from other investments, net. Other, net, for 2004 also included currency transaction gains of $26 million and other miscellaneous items.

Interest expense was $240 million, $247 million and $217 million in 2006, 2005 and 2004, respectively. The decrease in interest expense in 2006 is primarily the result of the repayment of $800 million of 6.75% notes in March 2006, partially offset by the issuance of $1 billion of 6.125% notes in October 2006, as well as the impact of increasing interest rates. The increase in interest expense in 2005 is primarily due to the issuance of fixed-rate notes in June 2005, as well as the impact of increasing interest rates.

Income and Earnings Per Common Share from Continuing Operations

Income and diluted earnings per common share from continuing operations for 2006 were $461 million and $1.15 per common share, respectively. Income from continuing operations for 2006 included non-cash, pre-tax impairment charges for goodwill of $331 million ($331 million or $.83 per common share, after tax). Income and diluted earnings per common share from continuing operations for 2005 were $866 million and $2.01 per common share, respectively. Income from continuing operations for 2005 included non-cash, pre-tax impairment charges for goodwill of $69 million ($69 million or $.16 per common share, after tax) and income regarding the litigation settlement of $6 million pre-tax ($4 million or $.01 per common share, after tax). Income and diluted earnings per common share from continuing operations for 2004 were $944 million and $2.07 per common share, respectively. Income from continuing operations for 2004 included non-cash, pre-tax impairment charges for goodwill of $112 million ($104 million or $.23 per common share, after tax) and income regarding the litigation settlement of $30 million pre-tax ($19 million or $.04 per common share, after tax).

The Company’s effective tax rate for income from continuing operations was 46 percent in 2006 and 37 percent in both 2005 and 2004. The increased effective tax rate in 2006 is primarily due to an increase in impairment charges for goodwill not being deductible for tax purposes. The Company estimates that its effective tax rate should approximate 35 to 36 percent for 2007.

Outlook for the Company

The Company’s 2006 results were adversely affected by an accelerating decline in the new home construction market and a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets, and the continuing negative impact of higher commodity costs, partially offset by profit improvement programs and selling price increases.

New home construction has declined dramatically in the last 12 months due to previous excessive speculative buying, rapidly rising home prices in recent years reducing the affordability and less attractive mortgage terms. Housing starts declined by 13 percent in 2006 compared with 2005 to approximately 1.8 million units. Late in 2006, housing starts declined even further to an annual run rate of approximately 1.5 million to 1.6 million units, which is more than 20 percent below the 2005 levels. Even with the recent decline in single-family housing starts, the inventory of unsold new homes has increased to unprecedented levels.

The Company is proactively managing its business for the current difficult economic times in our markets by pursuing a variety of initiatives to further reduce costs and improve operating profits. Initiatives already started include headcount reductions, sourcing programs, restructuring of certain businesses including consolidations, manufacturing rationalization and other profit improvement programs. While the Company’s earnings outlook for 2007 incudes costs related to these initiatives, as well as start-up costs related to plant capacity additions, system implementation costs, higher interest expense and as yet unrecovered commodity cost increases, the Company believes that implementing these initiatives should improve the Company’s earnings outlook for 2008 and beyond.

The Company remains committed to its long-term growth strategy, concentrating on organic sales growth, improving return on invested capital and generating significant returns to shareholders. We continue to drive our growth initiatives, including leveraging installation services, developing new channels of distribution, pursuing new markets in emerging economies and emphasizing new product development.

Business Segment and Geographic Area Results

The following table sets forth the Company’s net sales and operating profit information by business segment and geographic area, dollars in millions.

				Percent Change
				2006	2005
				vs.	vs.
	2006	2005	2004	2005	2004

Net Sales:
Cabinets and Related Products	$3,286	$3,324	$3,065	(1)%	8%
Plumbing Products	3,296	3,176	3,057	4%	4%
Installation and Other Services	3,158	3,063	2,771	3%	11%
Decorative Architectural Products	1,777	1,681	1,610	6%	4%
Other Specialty Products	1,261	1,325	1,280	(5)%	4%

Total	$12,778	$12,569	$11,783	2%	7%

North America	$10,537	$10,440	$9,673	1%	8%
International, principally Europe	2,241	2,129	2,110	5%	1%

Total	$12,778	$12,569	$11,783	2%	7%

	2006	2006 (B)	2005	2005 (B)	2004	2004 (B)

Operating Profit: (A)
Cabinets and Related Products	$122	$438	$515	$515	$519	$519
Plumbing Products	280	281	367	374	370	395
Installation and Other Services	344	344	382	382	358	358
Decorative Architectural Products	357	371	252	278	269	331
Other Specialty Products	225	225	229	265	225	250

Total	$1,328	$1,659	$1,745	$1,814	$1,741	$1,853

North America	$1,417	$1,428	$1,567	$1,567	$1,608	$1,608
International, principally Europe	(89)	231	178	247	133	245

Total	1,328	1,659	1,745	1,814	1,741	1,853
General corporate expense, net	(203)	(203)	(192)	(192)	(194)	(194)
Gains on sale of corporate fixed assets, net	—	—	8	8	7	7
Income regarding litigation settlement	1	1	6	6	30	30

Total operating profit	$1,126	$1,457	$1,567	$1,636	$1,584	$1,696

	2006	2006 (B)	2005	2005 (B)	2004	2004 (B)

Operating Profit Margin: (A)
Cabinets and Related Products	3.7%	13.3%	15.5%	15.5%	16.9%	16.9%
Plumbing Products	8.5%	8.5%	11.6%	11.8%	12.1%	12.9%
Installation and Other Services	10.9%	10.9%	12.5%	12.5%	12.9%	12.9%
Decorative Architectural Products	20.1%	20.9%	15.0%	16.5%	16.7%	20.6%
Other Specialty Products	17.8%	17.8%	17.3%	20.0%	17.6%	19.5%

North America	13.4%	13.6%	15.0%	15.0%	16.6%	16.6%
International, principally Europe	(4.0)%	10.3%	8.4%	11.6%	6.3%	11.6%
Total	10.4%	13.0%	13.9%	14.4%	14.8%	15.7%
Total operating profit margin, as reported	8.8%	N/A	12.5%	N/A	13.4%	N/A

(A)	Before: general corporate expense, net, gains on sale of corporate fixed assets, net, and income regarding the Behr litigation settlement (related to the Decorative Architectural Products segment).

(B)	Excluding impairment charges for goodwill. The 2006 impairment charges for goodwill were as follows: Cabinets and Related Products – $316 million; Plumbing Products – $1 million; and Decorative Architectural Products – $14 million. The 2005 impairment charges for goodwill were as follows: Plumbing Products – $7 million; Decorative Architectural Products – $26 million; and Other Specialty Products – $36 million. The 2004 impairment charges for goodwill were as follows: Plumbing Products – $25 million; Decorative Architectural Products – $62 million; and Other Specialty Products – $25 million. These charges principally related to certain of the Company’s European business units.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, gains on sale of corporate fixed assets, net, income regarding the litigation settlement, and impairment charges for goodwill in 2006, 2005 and 2004.

Profit Improvement Programs

As part of its profit improvement programs, the Company has been focused on the rationalization of its Plumbing Products segment. As a result, in 2005, the Company incurred approximately $12 million pre-tax of charges related to headcount reductions and the discontinuance of a product line. In addition, the Company announced a plant closure in the Plumbing Products segment in January 2006. During 2006, the Company incurred $39 million pre-tax of costs and charges (primarily accelerated depreciation and severance expense) related to this plant closure and other profit improvement programs in the Plumbing Products segment.

The Company originally estimated that costs and charges for profit improvement programs related to its Plumbing Products segment would approximate $70 million pre-tax compared with the actual charges of $39 million pre-tax. The reduced amount reflects the fourth quarter sale of a manufacturing facility in the Plumbing Products segment which was originally planned for closure.

In addition, in 2006, the Company incurred $8 million pre-tax of costs and charges (including the write-down of inventories and accelerated depreciation) related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment.

Cabinets and Related Products

Net sales of Cabinets and Related Products decreased in 2006 primarily due to lower sales of ready-to-assemble cabinets in North American and Europe, which more than offset certain selling price increases and sales volume increases of assembled cabinets in North America in the first half of 2006. A weaker U.S. dollar in 2006 also had a positive effect on the translation of local currencies of European operations included in this segment. The 2005 sales increases in this segment were primarily attributable to increased sales volume in the new construction market, as well as certain selling price increases.

The operating profit margins in this segment include the negative effect of $8 million of costs and charges related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in 2006. Excluding such charges, the operating profit margin was 13.6 percent in 2006. Operating profit margins in this segment were negatively affected by a decline in sales volume in the last half of 2006, as well as increased commodity, freight and plant start-up costs, offset in part by selling price increases. Operating profit margins in this segment were also negatively affected by lower European operating results, particularly due to lower sales volume of ready-to-assemble cabinets and increased commodity costs. Operating profit margins in 2005 reflect increased commodity and freight costs and manufacturing and distribution inefficiencies in North America, as well as a shift to a less favorable product mix, which offset the positive impact of higher unit sales volume. Operating profit margins in 2004 reflect the positive impact of higher unit sales volume, as well as certain profit improvement initiatives.

Plumbing Products

Net sales of Plumbing Products increased in 2006 primarily due to increased sales volume of certain European operations, as well as increased sales volume through the Company’s North American wholesale distribution channel. These results were offset in part by declining sales volume to certain retail customers. A weaker U.S. dollar in 2006 also had a positive effect on the translation of local currencies of European operations included in this segment. Net sales of Plumbing Products increased in 2005 principally due to increased sales through the Company’s wholesale distribution channel and the increased sales of certain European operations included in this segment.

The operating profit margins in this segment were adversely affected by costs and charges aggregating $39 million and $12 million in 2006 and 2005, respectively, related to certain profit improvement initiatives; excluding such charges, operating profit margins in this segment would have been 9.7 percent and 12.2 percent in 2006 and 2005, respectively. Operating profit margins in this segment in 2006 were negatively affected by increased commodity costs, as well as a less favorable product mix and declining sales volume to certain retail customers. The operating profit margins in 2005 were adversely affected by increased commodity costs, which were not offset by selling price increases and a less favorable product mix, which more than offset increased sales volume in the wholesale distribution channel. The operating profit margins in 2004 reflect an increase in European sales, as well as increased material costs and an increase in sales volume.

The Company’s Plumbing Products segment continues to be negatively impacted by import competition, as well as a product mix shift towards lower-margin faucets within the North American retail channels. As part of the Company’s strategic review of its businesses, the Company determined that in order to remain competitive, it is necessary to increase off-shore sourcing at lower costs, while consolidating and reducing manufacturing operations in North America. Consistent with this determination, in January 2006, the Company announced a North American plant closure in this segment; costs associated with this plant closure are included in the profit improvement costs above.

Installation and Other Services

Net sales of Installation and Other Services increased in 2006 primarily due to increased sales volume of non-insulation products and selling price increases in the first half of 2006. However, the continued slowdown in the new home construction market significantly reduced sales in the second half of 2006 compared with 2005, particularly in the fourth quarter. Net sales in this segment increased in 2005 primarily due to increased selling prices, as well as increased sales volume of non-insulation products and continued strength in the new home construction market.

The 2006 operating profit margin decline in this segment was primarily attributable to increased sales volume of generally lower-margin, non-insulation products, as well as increased operating costs to support the segment’s continued growth in non-insulation products, new product development and technology initiatives. The slight decline in operating profit margins in 2005 was primarily attributable to continued increases in sales of generally lower-margin, non-insulation products, as well as the time lag in implementing selling price increases related to material cost increases, partially offset by the favorable impact of higher sales volume. The decline in operating profit margins in 2004 reflect an increase in sales of non-insulation products.

While the Company experienced constrained availability of fiberglass insulation through the first half of 2006 due to planned availability programs implemented by its vendors, the continued slowdown in new residential construction has now resulted in fiberglass insulation becoming readily available to the Company. At the current time, the Company believes that it will be able to source adequate quantities of insulation materials to meet its needs during 2007.

Decorative Architectural Products

Net sales of Decorative Architectural Products increased in 2006 primarily due to selling price increases of paints and stains. Net sales in this segment increased in 2005 primarily due to increased sales volume for paints and stains.

The operating profit margins in this segment improved in 2006 due to increased selling prices of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005. The operating profit margins in this segment in 2005 were negatively impacted by increased material and freight costs, which were not completely offset by increased selling prices related to paints and stains. The operating profit margins in 2004 include the effect of increased sales volume of paints and stains and increased sales volume and improved operating performance of the Company’s decorative hardware businesses, offset in part by increased material and promotion costs.

Other Specialty Products

Net sales of Other Specialty Products decreased in 2006 principally due to lower sales volume of windows and doors, resulting from a slowdown in the new home construction market, particularly in the Western United States. A weaker U.S. dollar in 2006 had a positive effect on the translation of local currencies of European operations included in this segment. Net sales of Other Specialty Products increased in 2005 principally due to increased sales volume and certain selling price increases of doors and windows to the North American new home construction markets, which were partially offset by reduced sales of European operations included in this segment.

The operating profit margins in this segment declined in 2006 due to lower sales volume of windows and doors, which offset improved European operating results. Operating profit margins in this segment in 2005 were negatively affected by increased commodity costs and the lower results of European operations, reflecting charges related to profit improvement initiatives, offset in part by reduced state use tax expense. The operating profit margins in 2004 were primarily attributable to increased sales volume of windows.

Geographic Area Results Discussion

North America

Net sales from North American operations increased slightly in 2006 benefiting from relatively stronger market conditions in the first half of 2006, as well as increased selling prices. An accelerating decline in the new home construction market and a moderation in consumer spending reduced sales volume in the second half of 2006 particularly for assembled cabinets, windows and doors and sales of insulation products. Net sales from North American operations increased in 2005 primarily due to strength in the new home construction market and increased sales volume of cabinets, installation sales of insulation and non-insulation products, and sales of vinyl and fiberglass windows and patio doors, as well as increased selling prices for certain products.

Operating profit margins include charges related to the Company’s profit improvement programs, principally in the Plumbing Products segment, of $45 million and $12 million in 2006 and 2005, respectively. Excluding such charges, operating profit margins from North American operations were 14.0 percent and 15.1 percent in 2006 and 2005, respectively. The operating profit margin decline in North American operations is primarily due to sales volume declines in the second half of 2006 of ready-to-assemble cabinets, windows and doors and the installation of insulation products, as well as increased commodity costs, partially offset by selling price increases. Operating profit margins in 2005 were negatively impacted by continued increases in commodity, energy, freight and other petroleum-based product costs, which were only partially offset by selling price increases, and increased sales volume of cabinets, installation services and windows and patio doors to the new home construction market. Operating profit margins in 2004 were positively affected by increases in sales volume of assembled cabinets, faucets, paints and stains, vinyl and fiberglass windows and patio doors and installed sales of insulation and non-insulation products. Operating profit margins in 2004 were negatively impacted by increased commodity costs, which offset lower sales promotion costs.

International, Principally Europe

Net sales from International operations increased in 2006 primarily due to increased sales of plumbing products, which more than offset lower sales volume of ready-to-assemble cabinets. A weaker U.S. dollar had a positive effect on the translation of European results in 2006, increasing European net sales in 2006 by one percent. Net sales from International operations increased in 2005 primarily due to increased local currency sales of exported plumbing products and ready-to-assemble cabinets, offset in part by declining sales of windows and other plumbing products.

Operating profit margins in 2006 were negatively affected by the lower operating results for European ready-to-assemble cabinets, which more than offset the positive effect of increased sales volume of plumbing products and improved operating results of other European operations. Operating profit margins in 2005 were negatively affected by increased commodity costs and costs associated with certain profit improvement initiatives, as well as a less favorable product mix. Operating profit margins in 2004 were positively affected by increases in sales volume of plumbing products, ready-to-assemble cabinets and windows.

Other Matters

Commitments and Contingencies

Litigation

Information regarding legal proceedings involving the Company is set forth in Note T to the consolidated financial statements.

Other Commitments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2006, commitments to contribute up to $60 million of additional capital to such funds, representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims made against builders by homeowners for issues relating to the Company’s products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items, including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications, and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2006, in millions:

	Payments Due by Period
	Less than	2-3	4-5	More than
	1 Year	Years	Years	5 Years	Total

Debt (A)	$1,447	$125	$54	$3,354	$4,980
Interest (B)	217	403	399	1,198	2,217
Operating leases	108	122	64	64	358
Currently payable income taxes	61	—	—	—	61
Defined-benefit plans	29	23	27	75	154
Private equity funds (C)	20	20	20	—	60
Acquisition-related commitments	2	4	—	—	6
Post-retirement obligations	1	1	1	4	7
Purchase commitments (D)	273	25	2	—	300

Total	$2,158	$723	$567	$4,695	$8,143

(A)	The Company has included $825 million related to the Zero Coupon Convertible Senior Notes (“Notes”), which was the accreted value on January 20, 2007; such Notes were redeemed on the put date according to the terms of the Notes. The remaining accreted value of $51 million is included in 4-5 years, as the next put option date is July 20, 2011.

(B)	The Company assumed that all debt would be held to maturity, except for the Zero Coupon convertible Senior Notes.

(C)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated by the Company.

(D)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements,” (“SAB 108”). Historically, the Company evaluated financial statement misstatements using an “iron-curtain” method, which primarily focused on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior-year errors on the statement of income. SAB 108 clarified that the evaluation of financial statement misstatements must be made based upon all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” SAB 108 is effective for the year ended December 31, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is effective January 1, 2008. The Company is currently evaluating the impact that the provisions of SFAS No. 157 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those income tax benefits that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN No. 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 is effective January 1, 2007.

Historically, the Company has established reserves for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”). Under this standard, reserves for tax contingencies are established when it is probable that an additional tax may be owed and the amount can be reasonably estimated. FIN No. 48 establishes a lower threshold for recognizing reserves for income tax contingencies on uncertain tax positions than the thresholds under SFAS No. 5. Therefore, although the Company has not completed its evaluation of the impact of FIN No. 48 on its consolidated financial statements, it currently estimates that its reserves for income tax contingencies net of any federal tax benefit will increase by approximately $25 million to $45 million, as of the date of adoption. The cumulative effect of applying FIN No. 48 will be recorded as a reduction to beginning retained earnings in 2007. The Company believes that, in future years, there will be a greater potential for volatility in its effective tax rate because this lower threshold allows changes in the income tax environment to affect the tax reserve computation to a greater degree than SFAS No. 5.

In addition, the Company expects to reclassify the majority of its reserves for income tax contingencies from current to non-current liabilities in accordance with the provisions of FIN No. 48.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company has considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.”

The Company is exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to its marketable securities and other investments. The Company has limited involvement with derivative financial instruments and uses such instruments to the extent necessary to manage exposure to fluctuations in interest rates and foreign currency fluctuations. See Note F to the consolidated financial statements for additional information regarding the Company’s derivative instruments.

The derivatives used by the Company for the year ended December 31, 2006 consist of interest rate swap agreements entered into in 2004 for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. The Company, including certain European operations, also entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the European euro and the Great Britain pound.

At December 31, 2006, the Company performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company’s long-term investments. Based upon the analyses performed, such changes would not be expected to materially affect the Company’s consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

The management of Masco Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Masco Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which expressed unqualified opinions on management’s assessment and the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2006. Additionally, PricewaterhouseCoopers LLP expressed an unqualified opinion on the Company’s 2006 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Masco Corporation:

We have completed integrated audits of Masco Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note M to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006. In addition, as discussed in Note N to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement benefit plans effective December 31, 2006.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2007

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at December 31, 2006 and 2005

(In Millions, Except Share Data)
	2006	2005

ASSETS
Current Assets:
Cash and cash investments	$1,958	$1,964
Receivables	1,613	1,716
Inventories	1,263	1,127
Prepaid expenses and other	281	316

Total current assets	5,115	5,123
Property and equipment, net	2,363	2,173
Goodwill	3,957	4,171
Other intangible assets, net	306	307
Other assets	584	785

Total Assets	$12,325	$12,559

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,446	$832
Accounts payable	815	837
Accrued liabilities	1,128	1,225

Total current liabilities	3,389	2,894
Long-term debt	3,533	3,915
Deferred income taxes and other	932	902

Total Liabilities	7,854	7,711

Commitments and contingencies
Shareholders’ Equity:
Common shares authorized: 1,400,000,000; issued and outstanding: 2006 – 383,890,000; 2005 – 419,040,000	384	419
Retained earnings	3,575	4,286
Accumulated other comprehensive income	512	328
Less: Restricted stock awards	–	(185)

Total Shareholders’ Equity	4,471	4,848

Total Liabilities and Shareholders’ Equity	$12,325	$12,559

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2006, 2005 and 2004

(In Millions, Except Per Common Share Data)
	2006	2005	2004

Net sales	$12,778	$12,569	$11,783
Cost of sales	9,259	8,985	8,143

Gross profit	3,519	3,584	3,640
Selling, general and administrative expenses	2,063	1,954	1,974
Income regarding litigation settlement	(1)	(6)	(30)
Impairment charges for goodwill	331	69	112

Operating profit	1,126	1,567	1,584

Other income (expense), net:
Interest expense	(240)	(247)	(217)
Impairment charges for financial investments	(101)	(45)	(21)
Other, net	115	127	188

	(226)	(165)	(50)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	900	1,402	1,534
Income taxes	412	514	571

Income from continuing operations before minority interest and cumulative effect of accounting change, net	488	888	963
Minority interest	27	22	19

Income from continuing operations before cumulative effect of accounting change, net	461	866	944
Income (loss) from discontinued operations, net	30	74	(51)
Cumulative effect of accounting change, net	(3)	–	–

Net income	$488	$940	$893

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$1.17	$2.05	$2.12
Income (loss) from discontinued operations, net	.08	.18	(.11)
Cumulative effect of accounting change, net	(.01)	–	–

Net income	$1.24	$2.23	$2.01

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$1.15	$2.01	$2.07
Income (loss) from discontinued operations, net	.08	.17	(.11)
Cumulative effect of accounting change, net	(.01)	–	–

Net income	$1.22	$2.19	$1.96

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2006, 2005 and 2004

	(In Millions)
	2006	2005	2004

Cash Flows From (For) Operating Activities:
Net income	$488	$940	$893
Depreciation and amortization	244	241	237
Deferred income taxes	(42)	75	91
(Gain) loss on disposition of businesses, net	(51)	(63)	33
Gain on disposition of investments, net	(31)	(98)	(92)
Income regarding litigation settlement	(1)	(6)	(30)
Cumulative effect of accounting change, net	3	–	–
Impairment charges:
Financial investments	101	45	21
Goodwill	331	69	168
Stock-based compensation	100	71	74
Minority interest	27	22	19
Other items, net	96	69	50
Decrease (increase) in receivables	106	(94)	(114)
Increase in inventories	(126)	(57)	(138)
(Decrease) increase in accounts payable and accrued liabilities, net	(37)	160	242

Net cash from operating activities	1,208	1,374	1,454

Cash Flows From (For) Financing Activities:
Increase in debt	21	33	33
Payment of debt	(31)	(120)	(73)
Issuance of notes, net of issuance costs	988	494	293
Retirement of notes	(827)	–	(266)
Purchase of Company common stock	(854)	(986)	(943)
Issuance of Company common stock	28	33	58
Tax benefit from exercise of stock options	18	–	–
Cash dividends paid	(349)	(339)	(302)
Proceeds from settlement of swaps	–	–	55

Net cash for financing activities	(1,006)	(885)	(1,145)

Cash Flows From (For) Investing Activities:
Capital expenditures	(388)	(282)	(310)
Purchases of marketable securities	(142)	(155)	(349)
Proceeds from disposition of:
Marketable securities	174	301	629
Businesses, net of cash disposed	160	278	172
Property and equipment	16	37	37
Other financial investments, net	39	47	50
Acquisition of businesses, net of cash acquired	(28)	(25)	(16)
Other, net	(57)	(15)	(52)

Net cash (for) from investing activities	(226)	186	161

Effect of exchange rate changes on cash and cash investments	18	(5)	29

Cash and Cash Investments:
(Decrease) increase for the year	(6)	670	499
Cash at businesses held for sale	–	38	(38)
At January 1	1,964	1,256	795

At December 31	$1,958	$1,964	$1,256

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2006, 2005 and 2004

	(In Millions, Except Per Share Data)
					Accumulated
		Common			Other	Restricted
		Shares	Paid-In	Retained	Comprehensive	Stock
	Total	($1 par value)	Capital	Earnings	Income	Awards

Balance, January 1, 2004	$5,456	$458	$1,443	$3,299	$421	$(165)
Net income	893			893
Cumulative translation adjustments	214				214
Unrealized loss on marketable securities, net of income tax benefit of $2	(3)				(3)
Minimum pension liability, net of income tax benefit of $3	(5)				(5)

Total comprehensive income	1,099
Shares issued	58	20	38
Shares retired:
Repurchased	(903)	(31)	(872)
Surrendered (non-cash)	(15)		(15)
Cash dividends declared	(312)			(312)
Stock-based compensation	40		48			(8)

Balance, December 31, 2004	$5,423	$447	$642	$3,880	$627	$(173)
Net income	940			940
Cumulative translation adjustments	(251)				(251)
Unrealized loss on marketable securities, net of income tax benefit of $5	(10)				(10)
Minimum pension liability, net of income tax benefit of $23	(38)				(38)

Total comprehensive income	641
Shares issued	105	4	101
Shares retired:
Repurchased	(986)	(31)	(758)	(197)
Surrendered (non-cash)	(33)	(1)	(32)
Cash dividends declared	(337)			(337)
Stock-based compensation	35		47			(12)

Balance, December 31, 2005	$4,848	$419	$–	$4,286	$328	$(185)
Net income	488			488
Cumulative translation adjustments	208				208
Unrealized loss on marketable securities, net of income tax benefit of $6	(10)				(10)
Minimum pension liability, net of income tax of $33	56				56

Total comprehensive income	742
Unrecognized prior service cost and net loss, net of income tax benefit of $38	(70)				(70)
Shares issued	60	4	56
Shares retired:
Repurchased	(854)	(29)	(154)	(671)
Surrendered (non-cash)	(20)	(1)	(19)
Cash dividends declared	(352)			(352)
Stock-based compensation	117		117
Reclassification of restricted stock awards	–	(9)		(176)		185

Balance, December 31, 2006	$4,471	$384	$–	$3,575	$512	$–

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ACCOUNTING POLICIES

Principles of Consolidation.  The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company consolidates the assets, liabilities and results of operations of variable interest entities, for which the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 – Revised, “Consolidation of Variable Interest Entities.”

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

Revenue Recognition. The Company recognizes revenue as title to products and risk of loss is transferred to customers or when services are rendered, net of applicable provisions for discounts, returns and allowances. The Company records revenue for unbilled services performed based upon estimates of labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

Customer Promotion Costs. The Company records estimated reductions to revenue for customer program and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. In-store displays that are owned by the Company and used to market the Company’s products are included in other assets in the consolidated balance sheets and are amortized using the straight-line method over the expected useful life of three years; related amortization expense is classified as a selling expense in the consolidated statements of income.

Foreign Currency. The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the other comprehensive income component of shareholders’ equity. Realized foreign currency transaction gains and losses are included in the consolidated statements of income in other income (expense), net.

Cash and Cash Investments. The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

Receivables.  The Company does significant business with a number of customers, including certain home centers. The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $84 million and $78 million at December 31, 2006 and 2005, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $40 million and $57 million at December 31, 2006 and 2005, respectively.

Property and Equipment. Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Continued)

are removed from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance and repair costs are charged against earnings as incurred.

Depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $230 million, $208 million and $204 million in 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill and other intangible assets to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting business unit below its carrying amount. The Company compares the fair value of the reporting business units to the carrying value of the reporting business units for goodwill impairment testing. Fair value is determined using a discounted cash flow method.

The Company reviews its other indefinite-lived intangible assets for impairment annually or as events occur or circumstances change that indicate the assets may be impaired. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales, profit margins and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization. See Note H for additional information regarding Goodwill and Other Intangible Assets.

Fair Value of Financial Instruments and Derivative Instruments. The carrying value of financial instruments reported in the consolidated balance sheets for current assets, current liabilities and long-term floating-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments is based principally upon information from investment fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company’s long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate market value of non-current investments and long-term debt at December 31, 2006 was approximately $246 million and $3,616 million, compared with the aggregate carrying value of $246 million and $3,533 million, respectively. The aggregate market value of non-current investments and long-term debt at December 31, 2005 was approximately $367 million and $3,654 million, compared with the aggregate carrying value of $395 million and $3,915 million, respectively.

The Company uses derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative instrument that is designated and qualifies as a fair-value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments,

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Continued)

the gain or loss is recognized in determining current earnings during the period of the change in fair value.

Warranty. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions.

A significant portion of the Company’s business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company’s revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

Product Liability. The Company provides for expenses associated with product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would effect the estimated liability.

Stock-Based Compensation. The Company elected to change its method of accounting for stock-based compensation and implemented the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003. The Company used the prospective method, as defined by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to SFAS No. 123,” for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 were accounted for using the fair value method, and options granted prior to January 1, 2003 were accounted for using the intrinsic value method.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method does not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options at December 31, 2006.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Continued)

The following table illustrates the pro forma effect on net income and earnings per common share for 2005 and 2004, as if the fair value method were applied to all previously issued stock options, in millions, except per common share amounts:

	2005	2004

Net income, as reported	$940	$893
Add:
Stock-based employee compensation expense included in reported net income, net of tax	47	48
Deduct:
Stock-based employee compensation expense, net of tax	(47)	(48)
Stock-based employee compensation expense determined under the fair value method for stock options granted prior to 2003, net of tax	(7)	(12)

Pro forma net income	$933	$881

Earnings per common share:
Basic as reported	$2.23	$2.01
Basic pro forma	$2.21	$1.98

Diluted as reported	$2.19	$1.96
Diluted pro forma	$2.17	$1.93

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2006 presentation in the consolidated financial statements. The results of operations related to 2006, 2005 and 2004 discontinued operations have been reclassified and separately stated in the accompanying consolidated statements of income for 2006, 2005 and 2004. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Other Recently Issued Accounting Pronouncements. In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements,” (“SAB 108”). Historically, the Company evaluated financial statement misstatements using an “iron-curtain” method, which primarily focused on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior-year errors on the statement of income. SAB 108 clarified that the evaluation of financial statement misstatements must be made based upon all relevant quantitative and qualitative factors; this is referred to as a “dual approach.” SAB 108 is effective for the year ended December 31, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is effective January 1, 2008. The Company is currently evaluating the impact that the provisions of SFAS No. 157 will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those income tax benefits that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN No. 48 also provides guidance on classification, interest and

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Concluded)

penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 is effective January 1, 2007.

Historically, the Company has established reserves for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”). Under this standard, reserves for tax contingencies are established when it is probable that an additional tax may be owed and the amount can be reasonably estimated. FIN No. 48 establishes a lower threshold for recognizing reserves for income tax contingencies on uncertain tax positions than the thresholds under SFAS No. 5. Therefore, although the Company has not completed its evaluation of the impact of FIN No. 48 on its consolidated financial statements, it currently estimates that its reserves for income tax contingencies net of any federal tax benefit will increase by approximately $25 million to $45 million, as of the date of adoption. The cumulative effect of applying FIN No. 48 will be recorded as a reduction to beginning retained earnings in 2007. The Company believes that, in future years, there will be a greater potential for volatility in its effective tax rate because this lower threshold allows changes in the income tax environment to affect the tax reserve computation to a greater degree than SFAS No. 5.

In addition, the Company expects to reclassify the majority of its reserves for income tax contingencies from current to non-current liabilities in accordance with the provisions of FIN No. 48.

B.	DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. In accordance with SFAS No. 144, the Company has accounted for the business units which were sold in 2006, 2005 and 2004, except as noted, as discontinued operations.

In 2004, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition (the “2004 Plan”). The discontinued operations were previously included in each of the Company’s segments, except the Installation and Other Services segment. In 2004, the Company recognized pre-tax charges of $139 million ($151 million including tax effect) for those European business units that were expected to be divested at a loss. Any gains resulting from the dispositions were recognized when the transactions were completed. During 2004, in separate transactions, the Company completed the sale of its Jung Pumpen, The Alvic Group, Alma Kuchen, E. Missel and SKS Group business units in Europe. Total gross proceeds from the dispositions of these companies were $199 million, including cash of $193 million and notes receivable of $6 million. The Company recognized a pre-tax net gain (principally related to the sale of Jung Pumpen) on the dispositions of these businesses of $106 million.

During 2005, in separate transactions, the Company completed the sale of its Gebhardt Consolidated and GMU Group business units in Europe, as part of the Company’s 2004 Plan, as well as its Zenith Products and Aran Group businesses. Total gross proceeds from the sale of these businesses were $319 million; the Company recognized a pre-tax net gain (principally related to the sale of Gebhardt Consolidated and Zenith Products) on the disposition of these businesses of $59 million. During 2005, the Company recorded as gain on disposal of discontinued operations, approximately $4 million related to the reversal of certain fee and expense accruals that were recorded in 2004, as part of the 2004 Plan. In 2005, the Company also recorded as income from discontinued operations $3 million related to the reversal of severance accruals that were recorded in 2004.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	DISCONTINUED OPERATIONS – (Concluded)

In 2006, the Company completed the sale of Computerized Security Systems (“CSS”). This disposition was completed pursuant to the Company’s determination that this business unit was not core to the Company’s long-term growth strategy. CSS supplies electronic locksets primarily to hospitality markets in the United States and Europe and was included in the Other Specialty Products segment. As a result of the sale, the Company reclassified the net sales and results of operations related to CSS to discontinued operations. Total gross proceeds from the sale were $92 million; the Company recognized a pre-tax net gain on the disposition of CSS of $51 million.

Gains from the 2006, 2005 and 2004 discontinued operations discussed above were included in income (loss) from discontinued operations, net, in the consolidated statements of income.

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2006	2005	2004

Net sales	$55	$315	$648

Income from discontinued operations	$8	$49	$13
Gain on disposal of discontinued operations, net	50	63	106
Impairment of assets held for sale	—	—	(139)

Income (loss) before income taxes	58	112	(20)
Income taxes	(28)	(38)	(31)

Income (loss) from discontinued operations, net	$30	$74	$(51)

Included in gain on disposal of discontinued operations, net, for 2006 was the gain related to CSS, as well as additional expenses, net of gains reflecting the receipt of final purchase price payments, related to businesses disposed in 2005.

Included in income taxes above was income tax related to income from discontinued operations of $4 million, $15 million and $7 million in 2006, 2005 and 2004, respectively. Income (loss) before income taxes above includes non-cash, pre-tax goodwill impairment charges of $56 million for 2004.

The unusual relationship between income taxes and income (loss) before income taxes in 2004 (including the impairment charge for assets held for sale and the net gain on disposals) resulted primarily from certain losses providing no current tax benefit and from the reversal of deferred tax assets of the discontinued operations which were no longer expected to be realized.

During 2006, the Company also completed the sale of Gamco Products, General Accessory, Cambridge Brass and Faucet Queens, relatively small businesses, the results of which are included in continuing operations through the date of sale. These businesses had combined net sales and operating profit of $16 million and $5 million, respectively, in 2006 through the respective dates of sale and combined net sales and operating profit of $55 million and $12 million, respectively, in 2005. Gamco Products is a supplier of plumbing products in North America and was included in the Plumbing Products segment. General Accessory is a supplier of bathroom accessories in North America and was included in the Decorative Architectural Products segment. Cambridge Brass is a supplier of plumbing fittings in North America and was included in the Plumbing Products segment. Faucet Queens is a supplier of home hardware and repair products to food and drug stores in North America and was included in the Other Specialty Products segment. Gross proceeds from the sale of these businesses were $72 million; the Company recognized a net gain of $1 million in 2006 included in other, net, in continuing operations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C. ACQUISITIONS

During 2006, 2005 and 2004, the Company acquired several relatively small businesses (primarily in the Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The total net purchase price of these acquisitions was as follows, in millions:

	2006	2005	2004

Cash, net	$28	$10	$8
Assumed debt	9	2	2

Total	$37	$12	$10

Certain purchase agreements provided for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company’s common stock. The Company paid an additional $15 million and $31 million (including $8 million in cash) of acquisition-related consideration, including amounts to satisfy share price guarantees, contingent consideration and other purchase price adjustments in 2005 and 2004, respectively, relating to previously acquired companies. At December 31, 2006, the Company had additional consideration payable in cash of $6 million contingent upon the operating performance of the acquired businesses.

D. INVENTORIES

	(In Millions)
	At December 31
	2006	2005

Finished goods	$610	$525
Raw material	480	427
Work in process	173	175

Total	$1,263	$1,127

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. FINANCIAL INVESTMENTS

The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	At December 31
	2006	2005

Marketable securities	$72	$115
Private equity funds	211	262
Metaldyne Corporation	57	94
TriMas Corporation	30	46
Other investments	9	12

Total	$379	$529

Investments in marketable securities are accounted for as available-for-sale. Accordingly, the Company records these investments at fair value, and unrealized gains and losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based upon specific identification.

The Company had investments in 18 different marketable securities at December 31, 2006. The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, in 2005 and 2004, the Company recognized impairment charges of $28 million and $21 million, respectively, related to its then investment in four million shares of Furniture Brands International common stock.

The Company’s investments in marketable securities were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

December 31, 2006	$67	$9	$(4)	$72
December 31, 2005	$94	$21	$–	$115

At December 31, 2006, no marketable securities were in an unrealized loss position for more than twelve months.

The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and, any bona fide offers to purchase for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.  FINANCIAL INVESTMENTS – (Continued)

At December 31, 2006, the Company had investments in 49 private equity funds, split between buyout funds and venture capital funds, with a carrying value of $211 million. The 31 buyout funds, which constitute approximately 75 percent of the invested value, invest in established businesses and, other than the Heartland fund, no buyout funds have a concentration in a particular sector that is undergoing a fundamental change, such as the automotive-related market. The 18 venture capital funds, which constitute approximately 25 percent of the invested value, invest in start-up or smaller established businesses, principally in the areas of information technology, bio-technology and healthcare. Of the 49 funds there are seven funds with a carrying value greater than $10 million that aggregate $112 million of carrying value. It is not practicable for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine a fair value for each fund.

In November 2000, the Company reduced its common equity ownership in Metaldyne Corporation (“Metaldyne”) (formerly MascoTech, Inc.) through a recapitalization merger with an affiliate of Heartland Industrial Partners, L.P. (“Heartland”), a private equity fund in which the Company had a remaining investment of $17 million at December 31, 2006 (representing less than five percent of the fund). The Company in that transaction retained six percent of the common equity of Metaldyne. At December 31, 2006, the Company also held preferred stock of Metaldyne, which accrues dividends at the annual rate of 15 percent. Additionally, the Company owned an approximate 10 percent investment in TriMas Corporation (“TriMas”) common stock. Investments in Metaldyne and TriMas are accounted for on the cost basis.

During 2006, based upon a review of new information from the Heartland fund concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation products markets served by Metaldyne and TriMas, the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in the second quarter of 2006, the Company recognized a non-cash, pre-tax impairment charge aggregating $78 million for its investments in Metaldyne ($40 million), TriMas ($6 million), the Heartland fund ($29 million) and another fund ($3 million) which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas. Additionally, based upon the Company’s review, the Company considered the decline in the fair value of certain of its other private equity fund investments and other investments to be other-than-temporary and, accordingly, recognized impairment charges of $13 million and $15 million in 2006 and 2005, respectively. In the fourth quarter of 2006, the Company received new information related to its TriMas investment and determined that the additional decline in the estimated value for this investment was other-than-temporary. Accordingly, in the fourth quarter of 2006, the Company recognized an additional non-cash, pre-tax impairment charge of $10 million related to its investment in TriMas.

In 2005, the Company reviewed its portfolio of private equity funds and determined that there were impairment indicators for three funds. As of December 31, 2005, the Company determined that the declines in value were temporary based upon a review of the fund reports, analysis of investments in the funds, analyst reports, industry information, length of time the funds have been in existence, the remaining amounts of available capital commitments that the fund manager could utilize to support its investments and the Company’s ability and intent to hold the investments in these funds for a reasonable period of time sufficient for the forecasted recovery of fair value.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.  FINANCIAL INVESTMENTS – (Concluded)

The Company’s investments in private equity funds, for which fair value was determined, with unrealized losses were as follows, in millions:

		Unrealized Loss
	Fair Value	Less than 12 Months	Over 12 Months

December 31, 2006	$–	$–	$–
December 31, 2005	$43	$19	$9

The remaining private equity investments in 2006 and 2005 with an aggregate carrying value of $211 million and $191 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

Subsequent Event: On January 11, 2007, the acquisition of Metaldyne by Asahi Tec Corporation, a Japanese automotive supplier, was finalized. The combined fair value of Asahi Tec common and preferred stock received in exchange for the Company’s investment in Metaldyne (common and preferred stock) approximates $74 million and the Company’s carrying value of the Metaldyne investment was $57 million at December 31, 2006. As a result, a gain of approximately $17 million will be recognized in the first quarter of 2007. Any unrealized gains or losses subsequent to January 11, 2007, will be recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income, in the Company’s consolidated balance sheet beginning in the first quarter of 2007.

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2006	2005	2004

Realized gains from marketable securities	$14	$39	$70
Realized losses from marketable securities	(10)	(9)	(20)
Dividend income from marketable securities	3	4	14
Income from other investments, net	27	68	42
Dividend income from other investments	7	12	13

Income from financial investments, net	$41	$114	$119

Impairment charges:
Metaldyne Corporation	$(40)	$–	$–
Private equity funds	(40)	(15)	–
TriMas Corporation	(16)	–	–
Other investments	(5)	–	–
Marketable securities	–	(30)	(21)

Total impairment charges	$(101)	$(45)	$(21)

The impairment charges, related to the Company’s financial investments, recognized during 2006, 2005 and 2004 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In early 2004, the Company entered into two new interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as fair-value hedges, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. The average variable interest rates are based upon LIBOR plus fixed adjustment factors. The average effective rate on the interest rate swaps was 6.787% in 2006. At December 31, 2006, the interest rate swap agreements covered a notional amount of $850 million of the Company’s fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The hedges are considered 100 percent effective.

In 2006, the Company recognized an increase in interest expense of $8 million related to this swap agreement, due to increasing interest rates. The amount recognized as a reduction of interest expense was $3 million and $22 million in 2005 and 2004, respectively.

At December 31, 2006, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $72 million and $51 million to manage exposure to currency fluctuations in the European euro and the Great Britain pound, respectively. At December 31, 2005, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $12 million, $10 million and $4 million to manage exposure to currency fluctuations in the United States dollar, Great Britain pound and various other currencies, respectively. Based upon year-end market prices, no asset or liability was recorded at December 31, 2006 and 2005, as the forward prices were substantially the same as the contract prices. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. The counterparties to the Company’s forward contracts are major financial institutions. In the unlikely event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

G.	PROPERTY AND EQUIPMENT

	(In Millions)
	At December 31
	2006	2005

Land and improvements	$205	$188
Buildings	1,069	974
Machinery and equipment	2,566	2,356

	3,840	3,518
Less: Accumulated depreciation	1,477	1,345

Total	$2,363	$2,173

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	PROPERTY AND EQUIPMENT – (Concluded)

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense, recorded in the consolidated statements of income, totaled approximately $164 million, $145 million and $141 million during 2006, 2005 and 2004, respectively. Future minimum lease payments at December 31, 2006 were approximately as follows: 2007 – $108 million; 2008 – $74 million; 2009 – $48 million; 2010 – $32 million; and 2011 and beyond – $96 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $9 million, $12 million and $13 million in 2006, 2005 and 2004, respectively.

H.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2006 and 2005, by segment, were as follows, in millions:

	At		Deductions (B)	Pre-tax		At
	December 31,		Discontinued	Impairment		December 31,
	2005	Additions (A)	Operations	Charge	Other (C)	2006

Cabinets and Related Products	$547	$–	$–	$(316)	$57	$288
Plumbing Products	461	–	–	(1)	44	504
Installation and Other Services	1,718	18	–	–	4	1,740
Decorative Architectural Products	311	–	–	(14)	3	300
Other Specialty Products	1,134	–	(48)	–	39	1,125

Total	$4,171	$18	$(48)	$(331)	$147	$3,957

	At			Pre-tax		At
	December 31,		Discontinued	Impairment		December 31,
	2004	Additions (A)	Operations	Charge	Other (C)	2005

Cabinets and Related Products	$644	$2	$(39)	$–	$(60)	$547
Plumbing Products	514	–	–	(7)	(46)	461
Installation and Other Services	1,710	8	–	–	–	1,718
Decorative Architectural Products	344	–	–	(26)	(7)	311
Other Specialty Products	1,196	12	–	(36)	(38)	1,134

Total	$4,408	$22	$(39)	$(69)	$(151)	$4,171

(A)	Additions include acquisitions.

(B)	Includes the disposition of CSS (discontinued operation) and Faucet Queens in the Other Specialty Products segment.

(C)	Other principally includes the effect of foreign currency translation.

The Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2006 and 2005. This test indicated that other indefinite-lived intangible assets were not impaired; however, goodwill recorded for certain of the Company’s European business units was impaired. The Company recognized the related non-cash, pre-tax impairment charges for goodwill of $331 million ($331 million, after tax) and $69 million ($69 million, after tax)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Concluded)

for 2006 and 2005, respectively. The pre-tax impairment charge, recognized in 2006 in the Cabinets and Related Products segment related to the Company’s European manufacturer of ready-to-assemble cabinets (Tvilum-Scanbirk); and reflects the long-term outlook for that business unit, including declining demand for certain products, as well as decreased operating profit margins.

Other indefinite-lived intangible assets were $246 million and $254 million at December 31, 2006 and 2005, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $60 million at December 31, 2006 (net of accumulated amortization of $51 million) and $53 million at December 31, 2005 (net of accumulated amortization of $58 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 13 years and 12 years in 2006 and 2005, respectively. Amortization expense related to the definite-lived intangible assets was $10 million, $22 million and $20 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2007 – $10 million; 2008 – $8 million; 2009 – $7 million; 2010 – $7 million; and 2011 - $5 million.

I.	OTHER ASSETS

	(In Millions)
	At December 31
	2006	2005

Financial investments (Note E)	$379	$529
In-store displays, net	72	81
Debenture expense	33	25
Notes receivable	14	14
Prepaid benefit cost (Note N)	1	43
Other	85	93

Total	$584	$785

In-store displays are amortized using the straight-line method over the expected useful life of three years; the Company recognized amortization expense related to in-store displays of $55 million, $63 million and $51 million in 2006, 2005 and 2004, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.	ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2006	2005

Salaries, wages and commissions	$218	$201
Insurance	207	194
Advertising and sales promotion	165	140
Warranty (Note T)	120	105
Dividends payable	86	83
Interest	76	74
Employee retirement plans	49	216
Income taxes	61	61
Property, payroll and other taxes	46	57
Litigation	8	10
Other	92	84

Total	$1,128	$1,225

K.	DEBT

	(In Millions)
	At December 31
	2006	2005

Notes and debentures:
6.75%, due Mar. 15, 2006	$–	$800
4.625%, due Aug. 15, 2007	300	300
5.75%, due Oct. 15, 2008	100	100
5.875%, due July 15, 2012	850	850
7.125%, due Aug. 15, 2013	200	200
4.8%, due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	–
6.625%, due Apr. 15, 2018	114	114
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Zero Coupon Convertible Senior Notes due 2031 (accreted value)	874	848
Floating-Rate Notes, due Mar. 9, 2007	300	300
Notes payable to banks	–	–
Other	145	139

	4,979	4,747
Less: Current portion	1,446	832

Total Long-term debt	$3,533	$3,915

All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company’s option.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT – (Continued)

During 2006, the Company retired $800 million of 6.75% notes due March 2006. During 2006, the Company reclassified to current liabilities from long-term debt, $823 million of Zero Coupon Senior Convertible Notes, as the next put option date was January 20, 2007, $300 million of floating-rate notes due March 2007 and $300 million of 4.625% notes due August 2007. On October 3, 2006, the Company issued $1 billion of fixed-rate 6.125% notes due 2016, resulting in net proceeds of $988 million. The Note offering was in anticipation of the 2007 debt maturities, including the put option related to the Zero Coupon Convertible Senior Notes.

In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Old Notes”), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 (“New Notes” or “Notes”). The Company exchanged the Notes as a result of EITF No. 04-08 that would have required the total number of shares underlying the Old Notes to be included in the calculation of diluted earnings per common share, whether or not the Old Notes were convertible according to their terms. At December 31, 2006, over 99 percent of the outstanding Notes were New Notes.

The New Notes have substantially the same terms as the Old Notes, except for the form of consideration payable upon conversion. Upon conversion of the Old Notes, the Company would have delivered shares of its common stock at the applicable conversion rate. Upon conversion of the New Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in only cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. Similar to the Old Notes, the New Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 118 1/3%, declining by 1/3% each year thereafter, of the accreted value of the New Notes ($467.03 per $1,000 principal amount at maturity as of December 31, 2006) divided by the conversion rate of 12.7317 shares for each $1,000 principal amount at maturity of the New Notes or $43.41 per common share at December 31, 2006. The New Notes, similar to the Old Notes, also become convertible if the Company’s credit rating is reduced to below investment grade, or if certain actions are taken by the Company.

Similar to the Old Notes, the Company will not pay interest in cash on the Notes prior to maturity, except in certain circumstances, including possible contingent interest payments that are not expected to be material. Similar to the Old Notes, holders of the New Notes have the option to require that the Notes be repurchased by the Company on January 20, 2007, July 20, 2011 and every five years thereafter.

At December 31, 2006, the Company had a $2.0 billion 5-Year Revolving Credit Agreement with a group of banks syndicated in the United States and internationally, which expires in February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company. There were no borrowings under the 5-Year Revolving Credit Agreement at December 31, 2006 and 2005.

In February 2006, the Company amended the terms of the $2.0 billion 5-Year Revolving Credit Agreement; the amendment primarily affected the requirement for the Company to maintain certain levels of net worth. At December 31, 2006, the Company’s net worth exceeded such requirement by $1.1 billion. The 5-Year Revolving Credit Agreement, as amended, also contains limitations on additional borrowings; at December 31, 2006, the Company had additional borrowing capacity, subject to availability, of up to $1.7 billion.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT – (Concluded)

At December 31, 2006, the maturities of long-term debt during each of the next five years were as follows: 2007 – $1,447 million (including $825 million related to the Zero Coupon Senior Convertible Notes, the accreted value at the next put option date of January 20, 2007); 2008 – $112 million; 2009 – $13 million; 2010 – $2 million; and 2011 – $52 million.

At December 31, 2006, the amount of debt and equity securities issuable under the Company’s unallocated shelf registration statement with the Securities and Exchange Commission was $500 million.

Interest paid was $238 million, $246 million and $219 million in 2006, 2005 and 2004, respectively.

Subsequent Event: On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Zero Coupon Convertible Senior Notes (“Notes”) required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability will be payable in June 2007. Subsequent to the repurchase, there were outstanding $108 million principal amount at maturity of such Notes, with an accreted value of $51 million, which has been included in long-term debt at December 31, 2006, as the next put option date is July 20, 2011. The Company may, at any time on or after January 25, 2007, redeem all or part of the Notes at their accreted value.

L. MINORITY INTEREST

The Company owned 64 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $108 million and $89 million at December 31, 2006 and 2005, respectively, was recorded in deferred income taxes and other liabilities on the Company’s consolidated balance sheets.

M.	STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted SFAS No. 148. Accordingly, options granted, modified or settled subsequent to January 1, 2003 have been accounted for using the fair value method and options granted prior to January 1, 2003 were accounted for using the intrinsic value method.

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method does not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options at December 31, 2006.

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2006, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

Pre-tax compensation expense and the related income tax benefit, related to these stock-based incentives were as follows, in millions:

	2006	2005	2004

Restricted long-term stock awards	$52	$44	$39
Stock options	46	29	21
Phantom stock awards and stock appreciation rights	2	2	17

Total	$100	$75	$77

Income tax benefit	$37	$28	$28

In 2006, the Company recognized pre-tax expense of $15 million ($9 million or $.02 per common share, after tax), related to the adoption of SFAS No. 123R. In addition, during 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net, related to the adoption of SFAS No. 123R and the change from the intrinsic value method to the fair value method of accounting for stock appreciation rights.

At December 31, 2006, a total of 19,975,100 shares and 303,400 shares of Company common stock were available under the 2005 Plan and the 1997 Plan, respectively, for the granting of stock options and other restricted long-term stock incentive awards.

Restricted Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	2006	2005	2004

Unvested stock award shares at January 1	9	10	10
Weighted average grant date fair value	$25	$23	$21
Stock award shares granted	2	2	2
Weighted average grant date fair value	$29	$36	$28
Stock award shares vested	2	2	2
Weighted average grant date fair value	$24	$21	$20
Stock award shares forfeited	–	1	–
Weighted average grant date fair value	$27	$24	$22
Unvested stock award shares at December 31	9	9	10
Weighted average grant date fair value	$27	$25	$23

The Company continues to measure compensation expense for stock awards at the market price of the Company’s common stock at the grant date. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years. At December 31, 2006, the Company had remaining $21 million of

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

unrecognized compensation expense related to stock awards granted prior to January 1, 2006 to grantees that will or have become retirement-eligible before such awards will have been fully expensed; such expense will be recognized over the next six years, or immediately upon a grantee’s retirement.

There was $185 million of unrecognized compensation expense, which was included as a reduction of shareholders’ equity, at December 31, 2005; such expense was reclassified to common stock and retained earnings on January 1, 2006 in accordance with SFAS No. 123R. At January 1, 2006, the Company estimated a forfeiture rate for long-term stock awards and applied that rate to all previously expensed stock awards; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change. At December 31, 2006, there was $195 million of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years.

The total market value (at the vesting date) of stock award shares which vested during 2006, 2005 and 2004 was $51 million, $60 million and $45 million, respectively.

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

The Company granted 4,317,000 of stock option shares, including restoration stock option shares, during 2006 with a grant date exercise price range of $26 to $33 per share. During 2006, 922,000 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

The Company’s stock option activity was as follows, shares in millions:

	2006	2005	2004

Option shares outstanding at January 1	27	26	26
Weighted average exercise price	$26	$25	$22
Option shares granted, including restoration options	4	4	6
Weighted average exercise price	$27	$31	$31
Option shares exercised	4	2	5
Aggregate intrinsic value on date of exercise (A)	$27 million	$32 million	$69 million
Weighted average exercise price	$25	$20	$20
Option shares forfeited	1	1	1
Weighted average exercise price	$30	$25	$23
Option shares outstanding at December 31	26	27	26
Weighted average exercise price	$26	$26	$25
Weighted average remaining option term (in years)	6	6	6
Option shares vested and expected to vest at December 31	26	27	26
Weighted average exercise price	$26	$26	$25
Aggregate intrinsic value (A)	$106 million	$124 million	$310 million
Weighted average remaining option term (in years)	6	6	6
Option shares exercisable (vested) at December 31	15	16	10
Weighted average exercise price	$25	$25	$24
Aggregate intrinsic value (A)	$75 million	$93 million	$131 million
Weighted average remaining option term (in years)	5	4	4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

The Company measures compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years. At December 31, 2006, the Company had $16 million of unrecognized compensation expense related to stock options granted prior to January 1, 2006 to grantees that will or have become retirement-eligible before such options will have been fully expensed; such expense will be recognized over the next four years, or immediately upon a grantee’s retirement.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

At December 31, 2006, there was $90 million of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average remaining vesting period of three years. At January 1, 2006, the Company estimated a forfeiture rate for stock options and applied that rate to all previously expensed stock options; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.

The Company received cash of $28 million, $33 million and $58 million in 2006, 2005 and 2004, respectively, for the exercise of stock options.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2006	2005	2004

Weighted average grant date fair value	$8.24	$10.33	$10.36
Risk-free interest rate	4.89%	4.10%	4.40%
Dividend yield	3.1%	2.3%	2.1%
Volatility factor	34.0%	35.8%	37.0%
Expected option life	7 years	7 years	7 years

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2006, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Option	Exercise	Number of	Exercise
Prices	Shares	Term	Price	Shares	Price

$20-23	9	4 Years	$20	8	$20
$24-28	8	8 Years	$27	3	$27
$29-32	9	7 Years	$30	4	$30
$33-38	—	4 Years	$35	—	$35

$20-38	26	6 Years	$26	15	$25

Phantom Stock Awards and Stock Appreciation Rights (“SARs”)

The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company continues to account for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. For 2006, the Company granted 175,000 shares of phantom stock awards with an aggregate fair value of $5 million and paid $4 million in cash to settle phantom stock awards.

SARs are linked to the value of the Company’s common stock and are settled in cash upon exercise. On January 1, 2006, the Company changed its method of accounting for SARs, in accordance with the provisions of SFAS No. 123R, from the intrinsic value method to the fair value method. The fair value method requires outstanding SARs to be classified as liability-based awards and valued using a Black-

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Concluded)

Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. As a result of implementing this change, during 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net. The Company also recognized expense of $400,000 related to the valuation of SARs for 2006. During 2006, the Company granted SARs for 422,300 shares with an aggregate fair value of $4 million.

Information related to phantom stock awards and SARs was as follows, in millions:

	At December 31, 2006
	Phantom Stock	Stock Appreciation
	Awards	Rights

Accrued compensation cost liability	$15	$9
Unrecognized compensation cost	$9	$5
Equivalent common shares	1	2

N. EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $54 million and $44 million in 2006, $51 million and $42 million in 2005 and $55 million and $42 million in 2004, respectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). Among other things, SFAS No. 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined-benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition did not affect the Company’s consolidated statements of income. The adoption of SFAS No. 158 was effective for the year ended December 31, 2006, and the effect was included in the Company’s consolidated balance sheet.

Adjustments made to the Company’s recorded assets and (liabilities) at December 31, 2006, upon adoption of SFAS No. 158, were as follows, in millions:

			Balance at
	Before	SFAS No. 158	December 31,
	SFAS No. 158	Adjustments	2006

Other intangible assets, net	$312	$(6)	$306
Accrued liabilities	(1,130)	2	(1,128)
Deferred income taxes and other	(866)	(66)	(932)

Total liabilities, net	$(1,684)	$(70)	$(1,754)

Accumulated other comprehensive income	$442	$70	$512

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Continued)

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2006		2005
	Qualified	Non-Qualified	Qualified	Non-Qualified

Changes in projected benefit obligation:
Projected benefit obligation at January 1	$771	$143	$712	$125
Service cost	18	3	18	3
Interest cost	41	7	40	7
Participant contributions	1	—	1	—
Plan amendments	—	3	(2)	2
Actuarial (gain) loss, net	(28)	(7)	50	10
Foreign currency exchange	21	—	(17)	—
Settlements	(6)	—	(2)	—
Disposition	(7)	—	—	—
Benefit payments	(31)	(5)	(29)	(4)

Projected benefit obligation at December 31	$780	$144	$771	$143

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$540	$—	$519	$—
Actual return on plan assets	57	—	30	—
Foreign currency exchange	10	—	(6)	—
Company contributions	31	5	27	4
Participant contributions	1	—	1	—
Settlements	(6)	—	(2)	—
Disposition	(7)	—	—	—
Expenses	(1)	—	—	—
Benefit payments	(31)	(5)	(29)	(4)

Fair value of plan assets at December 31	$594	$—	$540	$—

Funded status at December 31:	$(186)	$(144)	$(231)	$(143)
Unamortized net transition obligation	—	—	1	—
Unamortized net prior service cost	—	—	5	3
Unamortized net loss	—	—	194	36

Net liability at December 31	$(186)	$(144)	$(31)	$(104)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Continued)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2006		At December 31, 2005
	Qualified	Non-Qualified	Qualified	Non-Qualified

Other assets	$1	$—	$43	$—
Other intangible assets, net	—	—	9	3
Accrued liabilities	(2)	(8)	(74)	(104)
Deferred income taxes and other	(185)	(136)	(146)	(32)

Total net liability	$(186)	$(144)	$(168)	$(133)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2006		At December 31, 2005
	Qualified	Non-Qualified	Qualified	Non-Qualified

Net loss	$149	$25	$137	$28
Net transition obligation	1	—	—	—
Net prior service cost	2	5	—	—

Total	$152	$30	$137	$28

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2006		2005
	Qualified	Non-Qualified	Qualified	Non-Qualified

Projected benefit obligation	$669	$144	$766	$143
Accumulated benefit obligation	$613	$135	$712	$134
Fair value of plan assets	$481	$—	$535	$—

The projected benefit obligation was in excess of plan assets for all except one of the Company’s qualified defined-benefit pension plans at December 31, 2006 and for all of the Company’s qualified defined-benefit pension plans at December 31, 2005.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Continued)

Net periodic pension cost for the Company’s defined-benefit pension plans were as follows, in millions:

	2006		2005		2004
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$19	$3	$18	$3	$16	$3
Interest cost	41	7	40	7	39	7
Expected return on plan assets	(45)	—	(42)	—	(38)	—
Amortization of prior service cost	1	2	1	2	1	2
Recognized curtailment (gain) loss	1	(1)	—	—	—	—
Recognized settlement loss	1	—	—	—	—	—
Amortization of net loss	8	4	5	5	6	5

Net periodic pension cost	$26	$15	$22	$17	$24	$17

The Company expects to recognize $7 million and $1 million of net loss and prior service costs, respectively, from accumulated other comprehensive income into net periodic pension cost in 2007.

Plan Assets

The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2006	2005

Equity securities	69%	83%
Debt securities	4%	4%
Other	27%	13%

Total	100%	100%

The investment objectives of the Company’s qualified defined-benefit pension plans are: 1) to earn a return, net of fees, greater than or equal to the expected long-term rate of return on plan assets; 2) to diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and 3) to maintain liquidity sufficient to meet Plan obligations. Long-term target allocations are: equity securities (85%), debt securities (5%) and other investments (10%).

Plan assets included 1.4 million shares of Company common stock valued at $42 million and $43 million at December 31, 2006 and 2005, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Concluded)

Major assumptions used in accounting for the Company’s defined-benefit pension plans were primarily as follows:

	December 31
	2006	2005	2004

Discount rate for obligations	5.50%	5.25%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Discount rate for net periodic pension cost	5.25%	5.75%	6.25%

The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2006 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 4.00 percent to 6.00 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.50 percent or higher at December 31, 2006.

The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based upon the current asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense is primarily December 31.

Other

The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $9 million (including $2 million related to the adoption of SFAS No. 158) and $7 million at December 31, 2006 and 2005, respectively.

Cash Flows

At December 31, 2006, the Company expected to contribute approximately $19 million to its qualified defined-benefit pension plans in 2007. The Company also expected to pay benefits of $2 million and $8 million, respectively to participants of its unfunded qualified and non-qualified defined-benefit pension plans in 2007.

At December 31, 2006, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified	Non-Qualified
	Plans	Plans

2007	$30	$8
2008	$31	$8
2009	$33	$9
2010	$34	$10
2011	$35	$11
2012-2016	$210	$57

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	SHAREHOLDERS’ EQUITY

In May 2006, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2005. At December 31, 2006, the Company had remaining authorization to repurchase up to 36 million shares of its common stock in open-market transactions or otherwise. The Company repurchased and retired 29 million common shares in 2006 and 31 million common shares in both 2005 and 2004 for cash aggregating $854 million, $986 million and $903 million in 2006, 2005 and 2004, respectively.

On the basis of amounts paid (declared), cash dividends per common share were $.86 ($.88) in 2006, $.78 ($.80) in 2005 and $.66 ($.68) in 2004, respectively. In 2006, the Company increased its quarterly cash dividend by 10 percent to $.22 per common share from $.20 per common share.

Accumulated Other Comprehensive Income

The Company’s total comprehensive income was as follows, in millions:

	2006	2005	2004

Net income	$488	$940	$893
Other comprehensive income (loss):
Cumulative translation adjustments	208	(251)	214
Unrealized loss on marketable securities, net	(10)	(10)	(3)
Minimum pension liability, net	56	(38)	(5)

Total	$742	$641	$1,099

The unrealized loss, net, on marketable securities is net of income tax benefit of $6 million, $5 million and $2 million for 2006, 2005 and 2004, respectively. The minimum pension liability, net, is net of income tax (benefit) of $33 million, $(23) million and $(3) million for 2006, 2005 and 2004, respectively.

The components of accumulated other comprehensive income were as follows, in millions:

	At December 31
	2006	2005

Cumulative translation adjustments	$627	$419
Unrealized gain on marketable securities, net	3	13
Unrecognized prior service cost and net loss, net	(118)	—
Minimum pension liability, net	—	(104)

Accumulated other comprehensive income	$512	$328

The unrealized gain on marketable securities, net, is reported net of income tax of $2 million and $8 million at December 31, 2006 and 2005, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $66 million at December 31, 2006. The minimum pension liability, net, is reported net of income tax benefit of $61 million at December 31, 2005.

The realized gains, net, on marketable securities of $3 million, net of tax effect, for 2006 were included in determining net income and were reclassified from accumulated other comprehensive income. There were no realized gains, net, on marketable securities to be reclassified from accumulated other comprehensive income for 2005.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	SEGMENT INFORMATION

The Company’s reportable segments are as follows:

Cabinets and Related Products – principally includes assembled and ready-to-assemble kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

Plumbing Products – principally includes faucets; plumbing fittings and valves; showerheads and hand showers; bathtubs and shower enclosures; and spas.

Installation and Other Services – principally includes the sale, installation and distribution of insulation and other building products.

Decorative Architectural Products – principally includes paints and stains; and door, window and other hardware.

Other Specialty Products – principally includes windows, window frame components and patio doors; staple gun tackers, staples and other fastening tools; and hydronic radiators and heat convectors.

The above products and services are sold and provided to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

The Company’s operations are principally located in North America and Europe. The Company’s country of domicile is the United States of America.

Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

The Company’s segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by the Company’s corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based upon operating profit and, other than general corporate expense, allocates specific corporate overhead to each segment. Income regarding the Behr litigation settlement has also been excluded from the evaluation of segment operating profit.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	SEGMENT INFORMATION – (Continued)

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales(1)(2)(3)(4)(5)			Operating Profit(5)(9)			Assets at December 31(6)(10)
	2006	2005	2004	2006	2005	2004	2006	2005	2004

The Company’s operations by segment were:
Cabinets and Related Products	$3,286	$3,324	$3,065	$122	$515	$519	$1,860	$2,017	$2,272
Plumbing Products	3,296	3,176	3,057	280	367	370	2,400	2,206	2,356
Installation and Other Services	3,158	3,063	2,771	344	382	358	2,488	2,496	2,433
Decorative Architectural Products	1,777	1,681	1,610	357	252	269	1,007	976	1,086
Other Specialty Products	1,261	1,325	1,280	225	229	225	2,089	2,128	2,224

Total	$12,778	$12,569	$11,783	$1,328	$1,745	$1,741	$9,844	$9,823	$10,371

The Company’s operations by geographic area were:
North America	$10,537	$10,440	$9,673	$1,417	$1,567	$1,608	$7,390	$7,443	$7,145
International, principally Europe	2,241	2,129	2,110	(89)	178	133	2,454	2,380	3,226

Total, as above	$12,778	$12,569	$11,783	1,328	1,745	1,741	9,844	9,823	10,371

General corporate expense, net (7)				(203)	(192)	(194)
Gains on sale of corporate fixed assets, net				—	8	7
Income regarding litigation settlement (8)				1	6	30

Operating profit, as reported				1,126	1,567	1,584
Other income (expense), net				(226)	(165)	(50)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net				$900	$1,402	$1,534

Corporate assets							2,481	2,736	2,007
Assets held for sale							—	—	163

Total assets							$12,325	$12,559	$12,541

	Property Additions			Depreciation and Amortization (5)
	2006	2005	2004	2006	2005	2004

The Company’s operations by segment were:
Cabinets and Related Products	$169	$77	$86	$60	$58	$55
Plumbing Products	101	76	69	89	71	68
Installation and Other Services	32	15	19	24	26	33
Decorative Architectural Products	17	47	36	19	19	18
Other Specialty Products	71	55	87	38	37	36

	390	270	297	230	211	210
Unallocated amounts, principally related to corporate assets	11	9	6	14	24	18
Assets of dispositions (acquisitions), net	—	3	7	—	—	—

Total	$401	$282	$310	$244	$235	$228

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	SEGMENT INFORMATION – (Concluded)

(1)	Included in net sales were export sales from the U.S. of $253 million, $244 million and $208 million in 2006, 2005 and 2004, respectively.

(2)	Intra-company sales between segments represented approximately two percent of net sales in 2006 and one percent of net sales in 2005 and 2004.

(3)	Included in net sales were sales to one customer of $2,547 million, $2,654 million and $2,614 million in 2006, 2005 and 2004, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $10,188 million, $10,120 million and $9,424 million in 2006, 2005 and 2004, respectively.

(5)	Net sales, operating profit and depreciation and amortization expense for 2006, 2005 and 2004 excluded the results of businesses reported as discontinued operations in 2006, 2005 and 2004.

(6)	Long-lived assets of the Company’s operations in the U.S. and Europe were $4,959 million and $1,510 million, $4,892 million and $1,610 million, and $4,981 million and $2,017 million at December 31, 2006, 2005 and 2004, respectively.

(7)	General corporate expense included those expenses not specifically attributable to the Company’s segments.

(8)	The income regarding litigation settlement related to litigation discussed in Note T pertaining to the Company’s subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

(9)	Included in segment operating profit for 2006 were impairment charges for goodwill as follows: Cabinets and Related Products – $316 million; Plumbing Products – $1 million; and Decorative Architectural Products – $14 million. Included in segment operating profit for 2005 were impairment charges for goodwill as follows: Plumbing Products – $7 million; Decorative Architectural Products – $26 million; and Other Specialty Products – $36 million. Included in segment operating profit for 2004 were impairment charges for goodwill as follows: Plumbing Products – $25 million; Decorative Architectural Products – $62 million; and Other Specialty Products – $25 million. These charges for goodwill were principally related to certain of the Company’s European business units.

(10)	Segment assets excluded the assets of businesses reported as discontinued operations.

Q.	OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2006	2005	2004

Income from cash and cash investments	$47	$36	$11
Other interest income	2	7	7
Income from financial investments, net (Note E)	41	114	119
Other items, net	25	(30)	51

Total other, net	$115	$127	$188

Other items, net, included realized foreign currency transaction gains (losses) of $14 million, $(25) million and $26 million in 2006, 2005 and 2004, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	INCOME TAXES

		(In Millions)
	2006	2005	2004

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net:
U.S.	$967	$1,217	$1,375
Foreign	(67)	185	159

	$900	$1,402	$1,534

Provision for income taxes on income from continuing operations before minority interest and cumulative effect of accounting change, net:
Currently payable:
U.S. Federal	$341	$346	$335
State and local	44	37	46
Foreign	69	80	80
Deferred:
U.S. Federal	(51)	52	93
State and local	(3)	6	8
Foreign	12	(7)	9

	$412	$514	$571

Deferred tax assets at December 31:
Receivables	$21	$23
Inventories	31	28
Other assets	102	38
Accrued liabilities	163	171
Long-term liabilities	106	82
Foreign tax credit carryforward	61	50

	484	392

Deferred tax liabilities at December 31:
Property and equipment	288	304
Investment in foreign subsidiaries	13	32
Intangibles	352	296
Other, principally notes payable	161	143

	814	775

Net deferred tax liability at December 31	$330	$383

At December 31, 2006 and 2005, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $137 million and $217 million, respectively, and net long-term deferred tax liabilities of $467 million and $600 million, respectively.

The Company made dividend distributions of accumulated earnings from certain of its foreign subsidiaries from 2004 to 2006. These dividend distributions generated significant foreign tax credits that were used to offset the majority of the U.S. tax on the dividend distributions and created a $61 million and $50 million foreign tax credit carryforward at December 31, 2006 and 2005, respectively. The Company believes that the foreign tax credit carryforward will be utilized before the 10-year carryforward periods, from December 31, 2014 to December 31, 2016, expire principally with identified potential sources of

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	INCOME TAXES – (Concluded)

future income taxed in foreign jurisdictions at rates less than the present U.S. rate of 35 percent; therefore, a valuation allowance was not required at December 31, 2006 and 2005.

A reconciliation of the U.S. Federal statutory rate to the provision for income taxes on income from continuing operations before minority interest and cumulative effect of accounting change, net, was as follows:

	2006	2005	2004

U.S. Federal statutory rate	35%	35%	35%
State and local taxes, net of Federal tax benefit	3	2	2
Lower taxes on foreign earnings	(1)	(1)	(1)
Change in U.S. and foreign taxes on distributed and undistributed foreign earnings, including the impact of foreign tax credit	(3)	—	—
Foreign goodwill impairment charges providing no tax benefit	13	2	2
Domestic production deduction	(1)	(1)	—
Other, net	—	—	(1)

Effective tax rate	46%	37%	37%

Income taxes paid were approximately $496 million, $457 million and $406 million in 2006, 2005 and 2004, respectively.

S.	EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2006	2005	2004

Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$461	$866	$944
Income (loss) from discontinued operations, net	30	74	(51)
Cumulative effect of accounting change, net	(3)	—	—

Net income	$488	$940	$893

Denominator:
Basic common shares (based on weighted average)	394	422	445
Add:
Contingent common shares	5	4	6
Stock option dilution	1	4	5

Diluted common shares	400	430	456

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	EARNINGS PER COMMON SHARE – (Concluded)

At December 31, 2006 and 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2006 and 2005 did not exceed the equivalent accreted value of the Notes. At December 31, 2004, the Company included approximately one million common shares related to the Notes in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2004 exceeded the equivalent accreted value of the Notes.

Additionally, 16 million common shares, 13 million common shares and one million common shares for 2006, 2005 and 2004, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million common shares at December 31, 2006); shares outstanding for legal requirements include all common shares that have voting rights (including unvested stock awards).

T.	OTHER COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As the Company reported in previous filings, late in the second half of 2002, the Company and its subsidiary, Behr Process Corporation, agreed to two Settlements (the National Settlement and the Washington State Settlement) to resolve all class action lawsuits pending in the United States involving certain exterior wood coating products formerly manufactured by Behr. The evaluation, processing and payment of claims for both the National Settlement and the Washington State Settlement were completed in 2006 except for a small number of administrative appeals of claim awards, which should be resolved in the first half of 2007.

Early in 2003, a suit was brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia, alleging that certain practices violate provisions of federal and state antitrust laws. The plaintiff publicized the lawsuit with a press release and stated in that release that the U.S. Department of Justice was investigating the business practices of the Company’s insulation installation companies. Although the Company was unaware of any investigation at that time, the Company was later advised that an investigation had been commenced but was subsequently closed without any enforcement action recommended. Two additional lawsuits were subsequently brought in Virginia making similar claims under the antitrust laws. Both of these lawsuits have since been dismissed without any payment or requirement for any change in business practices. During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco’s competitors in the insulation installation business. The plaintiffs then dismissed all of these lawsuits and, represented by the same counsel, filed another action in the same federal court as a putative class action against the Company, a number of its insulation installation companies and certain of their suppliers. All of the Company’s suppliers who are co-defendants in this lawsuit have agreed in principle with the plaintiffs to settle this matter. This suit currently seeks class representation for residential insulation contractors (other than the defendants and their affiliates) that have directly purchased fiberglass insulation suitable for residential installation from certain insulation manufacturers. The Company is opposing certification of this lawsuit which seeks to proceed on a class

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	OTHER COMMITMENTS AND CONTINGENCIES – (Continued)

representation basis. An additional lawsuit, seeking class action status and alleging anticompetitive conduct, was filed in a Florida state court against the Company and a number of its insulation suppliers. This lawsuit was recently dismissed by the court with prejudice. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. There cannot, however, be any assurance that the Company will ultimately prevail in the remaining lawsuits or, if unsuccessful, that the ultimate liability would not be material. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment but does not believe that any adverse judgment would have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

In February 2003, a suit was served upon the Company’s subsidiary, Milgard Manufacturing, in the Solano County, California Superior Court, alleging design defects in certain of Milgard’s aluminum windows. The complaint requests class action status for all owners of homes in California in which the windows are installed, and seeks replacement costs and other damages. Milgard denies that the windows are defective and is vigorously defending the case. In August 2006 the trial court denied plaintiffs’ motion for class certification. Plaintiffs filed a notice of appeal to the California Court of Appeals. Based upon the advice of its outside counsel, Milgard believes that the trial court ruling should be affirmed by the appellate court.

In 2004, the Company learned that European governmental authorities were investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company’s European manufacturing divisions and a number of other large businesses. As part of its broadened governance activities, the Company, with the assistance of its outside counsel, completed a review of the competition practices of its European divisions, including those in the plumbing and heating industries, and the Company is cooperating fully with the European governmental authorities. Several private antitrust lawsuits have been filed in the United States as putative class actions against, among others, the Company and certain of the other companies being investigated relating to the defendants’ plumbing operations. These appear to be an outgrowth of the investigations being conducted by European governmental authorities. These lawsuits have been dismissed; however, the Company has been notified that a notice of appeal has been filed in one of these lawsuits. Based upon the advice of its outside counsel, the review of the competition practices of its European divisions referred to above and other factors, the Company believes that it will not incur material liability as a result of the matters that are the subject of these investigations.

Warranty

Certain of the Company’s products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	OTHER COMMITMENTS AND CONTINGENCIES – (Continued)

Changes in the Company’s warranty liability were as follows, in millions:

	2006	2005

Balance at January 1	$105	$100
Accruals for warranties issued during the year	69	67
Accruals related to pre-existing warranties	7	1
Settlements made (in cash or kind) during the year	(62)	(57)
Other, net	1	(6)

Balance at December 31	$120	$105

Acquisition-Related Commitments

As part of the agreement relating to the Company’s acquisition of an additional 37 percent equity ownership of Hansgrohe AG in December 2002 (increasing such ownership to 64 percent), certain minority shareholders of Hansgrohe AG, representing four percent of Hansgrohe outstanding shares, hold an option expiring in December 2007 to require the Company to purchase such shares in Hansgrohe either with cash or Company common stock. The put option can only be exercised once by each minority shareholder and only with respect to all of such shares. The fair value of the put option is not material. The amount payable under the put option to acquire shares is based upon Hansgrohe’s operating results (principally a multiple of operating earnings which is designed to reflect the appropriate fair value of the shares) and, if exercised at December 31, 2006, would have approximated $42 million if settled in cash; if the put option were settled in stock, the common shares to be issued at December 31, 2006 would have been 1,588,300. Such shares were included in the Company’s diluted share count for computation of earnings per common share.

The Company, as part of certain acquisition agreements, provided for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company’s common stock. At December 31, 2006, the Company had additional consideration payable in cash of $6 million contingent upon the operating performance of the acquired businesses.

Stock Price Guarantees

During 2005, the Company settled the guarantee related to the value of 1.6 million shares of Company common stock for a stock price of $40 per share related to a 2001 divestiture. The guarantee was settled for cash and stock aggregating approximately $12 million. At December 31, 2006 and 2005, there were no outstanding stock price guarantees.

Investments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2006, commitments to contribute up to $60 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	OTHER COMMITMENTS AND CONTINGENCIES – (Concluded)

Residual Value Guarantees

The Company has residual value guarantees resulting from operating leases, primarily related to certain of the Company’s trucks and other vehicles, in the Installation and Other Services segment. The operating leases are generally for a minimum term of 18 to 24 months and are renewable monthly after the initial term. After the end of the initial term, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related vehicles. The value of lease-related guarantees, including the obligation payable under the residual value guarantees, assuming the fair value at lease termination is zero, was approximately $88 million at December 31, 2006.

For all operating leases that contain residual value guarantee provisions (principally related to vehicles), the Company calculates the amount due under the guarantees and compares such amount to the fair value of the leased assets. If the amount payable under the residual value guarantee exceeds the fair value at lease termination, the Company would record a liability equal to such excess with a corresponding charge to earnings. At December 31, 2006, the estimated fair market value exceeded the amount payable under the residual value guarantees and no liability was recorded.

Other Matters

The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include customer claims against builders for issues relating to the Company’s products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

	(In Millions, Except Per Common Share Data)
	Total	Quarters Ended
	Year	December 31	September 30	June 30	March 31

2006:
Net sales	$12,778	$2,946	$3,295	$3,370	$3,167
Gross profit	$3,519	$743	$923	$979	$874
Income (loss) from continuing operations	$461	$(186)	$225	$215	$207
Net income (loss)	$488	$(187)	$252	$219	$204
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.17	$(.48)	$.58	$.54	$.51
Net income (loss)	$1.24	$(.49)	$.65	$.55	$.50
Diluted:
Income (loss) from continuing operations	$1.15	$(.48)	$.57	$.53	$.50
Net income (loss)	$1.22	$(.49)	$.64	$.54	$.50
2005:
Net sales	$12,569	$3,128	$3,278	$3,267	$2,896
Gross profit	$3,584	$861	$940	$961	$822
Income from continuing operations	$866	$140	$254	$266	$206
Net income	$940	$173	$262	$274	$231
Earnings per common share:
Basic:
Income from continuing operations	$2.05	$.34	$.60	$.63	$.48
Net income	$2.23	$.42	$.62	$.65	$.53
Diluted:
Income from continuing operations	$2.01	$.33	$.59	$.62	$.47
Net income	$2.19	$.41	$.61	$.64	$.52

Earnings (loss) per common share amounts for the four quarters of 2006 and 2005 may not total to the earnings per common share amounts for the years ended December 31, 2006 and 2005 due to the timing of common stock repurchases.

Fourth quarter 2006 loss from continuing operations and net loss include non-cash impairment charges for goodwill of $321 million after tax ($321 million pre-tax), and income regarding litigation settlement of $1 million after tax ($1 million pre-tax). Income from continuing operations and net income include after-tax impairment charges for financial investments of $51 million ($78 million pre-tax), $5 million ($8 million pre-tax) and $10 million ($15 million pre-tax) in the second, third and fourth quarters of 2006, respectively. Net income for 2006 includes after-tax income (loss), net, related to discontinued operations of $0 million ($1 million pre-tax), $4 million ($6 million pre-tax), $27 million ($52 million pre-tax) and $(1) million ($(1) million pre-tax) in the first, second, third and fourth quarters of 2006, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

U.	INTERIM FINANCIAL INFORMATION (UNAUDITED) – (Concluded)

Fourth quarter 2005 income from continuing operations and net income include non-cash impairment charges for goodwill of $69 million after tax ($69 million pre-tax). Income from continuing operations and net income include after-tax income regarding litigation settlement of $1 million ($2 million pre-tax), $2 million ($3 million pre-tax) and $1 million ($1 million pre-tax) in the first, second and third quarters of 2005, respectively. Income from continuing operations and net income include after-tax impairment charges for financial investments of $1 million ($2 million pre-tax) and $28 million ($43 million pre-tax) in the second and third quarters of 2005, respectively. Net income for 2005 includes after-tax income, net, related to discontinued operations of $25 million ($24 million pre-tax), $8 million ($12 million pre-tax), $8 million ($13 million pre-tax) and $33 million ($63 million pre-tax) in the first, second, third and fourth quarters of 2005, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2006. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in this Report under Item 8. Financial Statements and Supplementary Data under the heading “Management’s Report on Internal Control over Financial Reporting,” and the related report of our independent registered public accounting firm is included under the heading “Report of Independent Registered Public Accounting Firm” under the same Item.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company’s website at www.masco.com. Other information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed on or before April 28, 2007, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed on or before April 28, 2007, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The Company has three equity compensation plans, the 1991 Long Term Stock Incentive Plan (under which further grants have been discontinued), the 2005 Long Term Stock Incentive Plan and the 1997 Non-Employee Directors Stock Plan. The following table sets forth information as of December 31, 2006 concerning the Company’s three equity compensation plans, each of which was approved by stockholders. The Company does not have any equity compensation plans that are not approved by stockholders.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation Plans
	Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in the
Plan Category	and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by stockholders	26,619,000	$26.17	20,278,500

The remaining information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed on or before April 28, 2007, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed on or before April 28, 2007, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed on or before April 28, 2007, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a) Listing of Documents.

(1)	Financial Statements. The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2006, 2005 and 2004, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

Exhibit
Number

3.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto (Incorporated by reference to Exhibit 3.i of Masco’s 2005 Form 10-K filed 3-2-2006).
3.ii	Bylaws of Masco Corporation, as Amended and Restated February 6, 2007 (Incorporated by reference to Exhibit 3.1 of Masco’s Form 8-K filed 2-8-2007).
4.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee (Filed herewith) and Directors’ resolutions establishing Masco Corporation’s:
(i) 7 1/8% Debentures Due August 15, 2013 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(ii) 6.625% Debentures Due April 15, 2018 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(iii) 5.75% Notes Due October 15, 2008 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004); and
(iv) 7 3/4% Debentures Due August 1, 2029 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2004 Form 10-K filed 3-16-2005).
4.a.ii	Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago (Incorporated by reference to Exhibit 4.a.ii of Masco’s 2004 Form 10-K filed 3-16-2005).
4.a.iii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee (Incorporated by reference to Exhibit 4.a.iii of Masco’s 2004 Form 10-K filed 3-16-2005).

Exhibit
Number

4.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee (Filed herewith) and Directors’ Resolutions establishing Masco Corporation’s:
(i) 5 7/8% Notes Due July 15, 2012 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2002 Form 10-K filed 3-14-2003);
(ii) 4 5/8% Notes Due August 15, 2007 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2002 Form 10-K filed 3-14-2003);
(iii) 6 1/2% Notes Due August 15, 2032 (Incorporated by reference to Exhibit 4.b of Masco’s 2002 Form 10-K filed 3-14-2003);
(iv) Floating Rate Notes Due 2007 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2004 Form 10-K filed 3-16-2005);
(v) 4.80% Notes Due June 15, 2015 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2nd Quarter Form 10-Q filed 8-4-2005); and
(vi) 6.125% Notes Due October 3, 2016 (Filed herewith).
4.b.ii	First Supplemental Indenture dated as of July 20, 2001 to the Indenture dated February 12, 2001 by and among Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, relating to the Company’s Zero Coupon Convertible Senior Notes Due July 20, 2031 (Filed herewith);
(i) Amendment No. 1 dated as of July 19, 2002 (Incorporated by reference to Exhibit 4.b of Masco’s 2nd Quarter Form 10-Q filed 8-13-2002); and
(ii) Amendment No. 2 dated as of November 2, 2004 (Incorporated by reference to Exhibit 4 of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004).
4.b.iii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and among Masco Corporation and Bank of New York Trust Company, N.A., as Trustee (Filed herewith).
4.b.iv	Second Supplemental Indenture between Masco Corporation and J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon Convertible Senior Note, Series B due 2031) (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 12-23-2004).
4.c	U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco Europe, S.á r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Runners and Citibank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and Bank One, N.A. (Main Office Chicago), as Administrative Agent (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed 11-12-2004), as amended by Amendment No. 1 dated February 10, 2006 (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed February 15, 2006).
Note:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since(i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:	Exhibits 10.a through 10.h constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

Exhibit
Number

10.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) (Filed herewith).

(i)  Forms of Restricted Stock Award Agreement for awards prior to January 1, 2005 (Incorporated by reference to Exhibit 10.a.i of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004) and for awards on and after January 1, 2005 (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 1-06-2005);

(ii) Forms of Restoration Stock Option (Incorporated by reference to Exhibit 10.a.ii of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004);
(iii) Forms of Stock Option Grant (Incorporated by reference to Exhibit 10.a.iii of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004);
(iv) Forms of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.a.iv of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004); and
(v) Forms of amendment to Award Agreements (Incorporated by reference to Exhibit 10.a of Masco’s 2005 Form 10-K filed 3-2-2006).
10.b	Masco Corporation 2005 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) (Filed herewith).
(i) Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(iii) Form of Restoration Stock Option (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iv) Form of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006).
10.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan (Filed herewith).
10.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005) (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
(i) Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iii) Form of amendment to Award Agreements (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
10.e	Other compensatory arrangements for executive officers (Incorporated by reference to Exhibit 10.f of Masco’s 2005 Form 10-K filed 3-2-2006).
10.f	Masco Corporation 2004 Restricted Stock Award Program (Incorporated by reference to Exhibit 10.b of Masco’s Form 10-Q filed 8-5-2004).
10.g	Compensation of Directors (Incorporated by reference to Exhibit 10.o of Masco’s 2004 Form 10-K filed 3-16-2005).
10.h	Masco Corporation Retirement Benefit Restoration Plan dated January 1, 1995, as amended October 1, 2004 (Incorporated by reference to Exhibit 10.p of Masco’s 2004 Form 10-K filed 3-16-2005).
10.i	Amended and Restated Shareholders’ Agreement, dated as of November 27, 2006, between RHJ International SA, Asahi Tec Corporation and the Principal Company Shareholders Listed on Schedule I thereto (Filed herewith).

Exhibit
Number

10.j	Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time (Filed herewith).
10.k	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties.” (Filed herewith).
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Filed herewith).
21	List of Subsidiaries (Filed herewith).
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule (Filed herewith).
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of the United States Code (Filed herewith)

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
Timothy Wadhams
Senior Vice President and Chief Financial Officer

February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/s/ Richard A. Manoogian Richard A. Manoogian	Chairman of the Board and Chief Executive Officer

Principal Financial Officer andPrincipal Accounting Officer:

/s/ Timothy Wadhams Timothy Wadhams	Senior Vice President and Chief Financial Officer

/s/ Dennis W. Archer Dennis W. Archer	Director

/s/ Thomas G. Denomme Thomas G. Denomme	Director

/s/ Peter A. Dow Peter A. Dow	Director

/s/ Anthony F. Earley, Jr. Anthony F. Earley, Jr.	Director	February 27, 2007

/s/ Verne G. Istock Verne G. Istock	Director

/s/ David L. Johnston David L. Johnston	Director

/s/ J. Michael Losh J. Michael Losh	Director

/s/ Lisa A. Payne Lisa A. Payne	Director

/s/ Mary Ann Van Lokeren Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2006, 2005 and 2004

					(In Millions)
Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
			(a)	(b)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2006	$78	$14	$(2)	$(6)	$84

2005	$82	$13	$(5)	$(12)	$78

2004	$84	$19	$(6)	$(15)	$82

(a)	Allowance of companies acquired and companies disposed of, net.

(b)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

3	.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto (Incorporated by reference to Exhibit 3.i of Masco’s 2005 Form 10-K filed 3-2-2006).
3	.ii	Bylaws of Masco Corporation, as Amended and Restated February 6, 2007 (Incorporated by reference to Exhibit 3.1 of Masco’s Form 8-K filed 2-8-2007).
4	.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee (Filed herewith) and Directors’ resolutions establishing Masco Corporation’s:
(i) 7 1/8% Debentures Due August 15, 2013 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(ii) 6.625% Debentures Due April 15, 2018 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(iii) 5.75% Notes Due October 15, 2008 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004); and
(iv) 7 3/4% Debentures Due August 1, 2029 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2004 Form 10-K filed 3-16-2005).
4	.a.ii	Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago (Incorporated by reference to Exhibit 4.a.ii of Masco’s 2004 Form 10-K filed 3-16-2005).
4	.a.iii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee (Incorporated by reference to Exhibit 4.a.iii of Masco’s 2004 Form 10-K filed 3-16-2005).
4	.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee (Filed herewith) and Directors’ Resolutions establishing Masco Corporation’s:
(i) 5 7/8% Notes Due July 15, 2012 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2002 Form 10-K filed 3-14-2003);
(ii) 4 5/8% Notes Due August 15, 2007 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2002 Form 10-K filed 3-14-2003);
(iii) 6 1/2% Notes Due August 15, 2032 (Incorporated by reference to Exhibit 4.b of Masco’s 2002 Form 10-K filed 3-14-2003);
(iv) Floating Rate Notes Due 2007 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2004 Form 10-K filed 3-16-2005);
(v) 4.80% Notes Due June 15, 2015 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2nd Quarter Form 10-Q filed 8-4-2005); and
(vi) 6.125% Notes Due October 3, 2016 (Filed herewith).

Exhibit
Number		Description of Exhibits

4	.b.ii	First Supplemental Indenture dated as of July 20, 2001 to the Indenture dated February 12, 2001 by and among Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, relating to the Company’s Zero Coupon Convertible Senior Notes Due July 20, 2031 (Filed herewith);
(i) Amendment No. 1 dated as of July 19, 2002 (Incorporated by reference to Exhibit 4.b of Masco’s 2nd Quarter Form 10-Q filed 8-13-2002); and
(ii) Amendment No. 2 dated as of November 2, 2004 (Incorporated by reference to Exhibit 4 of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004).
4	.b.iii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and among Masco Corporation and Bank of New York Trust Company, N.A., as Trustee (Filed herewith).
4	.b.iv	Second Supplemental Indenture between Masco Corporation and J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon Convertible Senior Note, Series B due 2031) (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 12-23-2004).
4	.c	U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco Europe, S.á r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Runners and Citibank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and Bank One, N.A. (Main Office Chicago), as Administrative Agent (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed 11-12-2004), as amended by Amendment No. 1 dated February 10, 2006 (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed February 15, 2006).
Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since(i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:		Exhibits 10.a through 10.h constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10	.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) (Filed herewith).

(i)  Forms of Restricted Stock Award Agreement for awards prior to January 1, 2005 (Incorporated by reference to Exhibit 10.a.i of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004) and for awards on and after January 1, 2005 (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 1-06-2005);

(ii) Forms of Restoration Stock Option (Incorporated by reference to Exhibit 10.a.ii of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004);
(iii) Forms of Stock Option Grant (Incorporated by reference to Exhibit 10.a.iii of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004);
(iv) Forms of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.a.iv of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004); and
(v) Forms of amendment to Award Agreements (Incorporated by reference to Exhibit 10.a of Masco’s 2005 Form 10-K filed 3-2-2006).

Exhibit
Number		Description of Exhibits

10	.b	Masco Corporation 2005 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) (Filed herewith).
(i) Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(iii) Form of Restoration Stock Option (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iv) Form of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006).
10	.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan (Filed herewith).
10	.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005) (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
(i) Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iii) Form of amendment to Award Agreements (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
10	.e	Other compensatory arrangements for executive officers (Incorporated by reference to Exhibit 10.f of Masco’s 2005 Form 10-K filed 3-2-2006).
10	.f	Masco Corporation 2004 Restricted Stock Award Program (Incorporated by reference to Exhibit 10.b of Masco’s Form 10-Q filed 8-5-2004).
10	.g	Compensation of Directors (Incorporated by reference to Exhibit 10.o of Masco’s 2004 Form 10-K filed 3-16-2005).
10	.h	Masco Corporation Retirement Benefit Restoration Plan dated January 1, 1995, as amended October 1, 2004 (Incorporated by reference to Exhibit 10.p of Masco’s 2004 Form 10-K filed 3-16-2005).
10	.i	Amended and Restated Shareholders’ Agreement, dated as of November 27, 2006, between RHJ International SA, Asahi Tec Corporation and the Principal Company Shareholders Listed on Schedule I thereto (Filed herewith).
10	.j	Shareholders Agreement dated, as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time (Filed herewith).
10	.k	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties.” (Filed herewith).
12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Filed herewith).
21		List of Subsidiaries (Filed herewith).

Exhibit
Number		Description of Exhibits

23		Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule (Filed herewith).
31	.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
31	.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
32		Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of the United States Code (Filed herewith).