Form 10-Q
period 2007-03-31
MASCO CORP /DE/
filed 2007-05-03
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number: 1-5794
Masco Corporation
(Exact name of Registrant as Specified in Charter)

Delaware	38-1794485

(State or Other	(IRS Employer
Jurisdiction	Identification No.)
of Incorporation)

21001 Van Born Road, Taylor, Michigan	48180

(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 1, 2007

Common stock, par value $1.00 per share	377,700,000

MASCO CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets — March 31, 2007 and December 31, 2006	1
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	3
Notes to Condensed Consolidated Financial Statements	4-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	21-22
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signature
Floating Rate Notes due 2010
5.85% Notes due 2017
Computation of Ratio of Earnings to Combined Fixed Charges & Preferred Stock Dividends
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer & Chief Financial Officer

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2007 and December 31, 2006
(In Millions, Except Share Data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash investments	$1,165	$1,958
Receivables	1,779	1,613
Prepaid expenses and other	313	281
Inventories:
Finished goods	660	610
Raw material	460	480
Work in process	159	173

	1,279	1,263

Total current assets	4,536	5,115

Property and equipment, net	2,351	2,363
Goodwill	3,965	3,957
Other intangible assets, net	304	306
Other assets	529	584

Total assets	$11,685	$12,325

LIABILITIES
Current liabilities:
Notes payable	$323	$1,446
Accounts payable	890	815
Accrued liabilities	1,126	1,128

Total current liabilities	2,339	3,389

Long-term debt	4,044	3,533
Deferred income taxes and other	1,041	932

Total liabilities	7,424	7,854

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; issued and outstanding: 2007 – 375,840,000; 2006 – 383,890,000	376	384
Retained earnings	3,364	3,575
Accumulated other comprehensive income	521	512

Total shareholders’ equity	4,261	4,471

Total liabilities and shareholders’ equity	$11,685	$12,325

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2007	2006
Net sales	$2,881	$3,167
Cost of sales	2,125	2,293

Gross profit	756	874

Selling, general and administrative expenses	499	519

Operating profit	257	355

Other income (expense), net:
Interest expense	(63)	(64)
Other, net	42	34

	(21)	(30)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	236	325
Income taxes	85	112

Income from continuing operations before minority interest and cumulative effect of accounting change, net	151	213
Minority interest	9	6

Income from continuing operations before cumulative effect of accounting change, net	142	207

Income from discontinued operations, net	1	—
Cumulative effect of accounting change, net	—	(3)

Net income	$143	$204

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$.37	$.51
Income from discontinued operations, net	—	—
Cumulative effect of accounting change, net	—	(.01)

Net income	$.37	$.50

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$.37	$.50
Income from discontinued operations, net	—	—
Cumulative effect of accounting change, net	—	(.01)

Net income	$.37	$.50

Cash dividends per common share:
Declared	$.23	$.22

Paid	$.22	$.20

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(In Millions)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$202	$314
(Increase) in receivables	(177)	(256)
(Increase) in inventories	(19)	(125)
Increase in accounts payable and accrued liabilities, net	82	98

Net cash from operating activities	88	31

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	1	39
Payment of debt	(10)	(12)
Retirement of notes	(1,125)	(827)
Issuance of notes, net of issuance costs	596	—
Purchase of Company common stock	(274)	(324)
Issuance of Company common stock	12	7
Cash dividends paid	(87)	(84)

Net cash (for) financing activities	(887)	(1,201)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(55)	(110)
Purchases of marketable securities	—	(79)
Purchases of other financial investments, net	—	(1)
Proceeds from disposition of:
Marketable securities	31	90
Other financial investments, net	17	—
Property and equipment	9	(1)
Acquisition of businesses, net of cash acquired	(3)	—
Other, net	5	(12)

Net cash from (for) investing activities	4	(113)

Effect of exchange rate changes on cash and cash investments	2	1

CASH AND CASH INVESTMENTS:
Decrease for the period	(793)	(1,282)
At January 1	1,958	1,964

At March 31	$1,165	$682

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006. The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2007 presentation in the condensed consolidated financial statements. The results of operations related to 2006 discontinued operations have been separately stated in the accompanying condensed consolidated statement of income for the three months ended March 31, 2006. In the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2006, cash flows of discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 is effective January 1, 2008. The Company is currently evaluating the impact that the provisions of SFAS No. 159 will have on its consolidated financial statements.

B.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At March 31, 2007, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. Pre-tax compensation expense (income) and the related income tax benefit, related to these stock-based incentives, were as follows, in millions:

	Three months ended
	March 31,
	2007	2006
Restricted long-term stock awards	$16	$18
Stock options	9	9
Phantom stock awards and stock appreciation rights	(5)	2

Total	$20	$29

Income tax benefit	$7	$11

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
The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2007	2006
Unvested stock award shares at January 1	9	9
Weighted average grant date fair value	$27	$25

Stock award shares granted	1	1
Weighted average grant date fair value	$33	$30

Stock award shares vested	(1)	(1)
Weighted average grant date fair value	$26	$24

Stock award shares forfeited	—	—
Weighted average grant date fair value	$28	$25

Unvested stock award shares at March 31	9	9
Weighted average grant date fair value	$27	$26
At March 31, 2007, there was $200 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years.
The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2007 was $32 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The changes in the carrying amount of goodwill for the three months ended March 31, 2007, by segment, were as follows, in millions:

	At			At
	Dec. 31, 2006	Additions (A)	Other(B)	Mar. 31, 2007
Cabinets and Related Products	$288	$—	$1	$289
Plumbing Products	504	—	2	506
Installation and Other Services	1,740	4	(1)	1,743
Decorative Architectural Products	300	—	—	300
Other Specialty Products	1,125	1	1	1,127

Total	$3,957	$5	$3	$3,965

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $246 million at both March 31, 2007 and December 31, 2006, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $58 million (net of accumulated amortization of $54 million) at March 31, 2007 and $60 million (net of accumulated amortization of $51 million) at December 31, 2006, and principally included customer relationships and non-compete agreements.

D.	Depreciation and amortization expense was $59 million and $63 million for the three months ended March 31, 2007 and 2006, respectively.

E.	The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2007	2006
Marketable securities	$41	$72
Asahi Tec Corporation – common and preferred stock	53	—
Private equity funds	204	211
Metaldyne Corporation	—	57
TriMas Corporation	34	30
Other investments	18	9

Total	$350	$379

The Company’s investments in available-for-sale securities at March 31, 2007 (including the Asahi Tec Corporation common and preferred stock) and December 31, 2006 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
March 31, 2007	$96	$4	$(6)	$94

December 31, 2006	$67	$9	$(4)	$72

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E – concluded:
Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2007	2006
Realized gains from marketable securities	$7	$8
Realized losses from marketable securities	—	(3)
Dividend income from marketable securities	1	1
Income from other investments, net	15	1
Dividend income from other investments	4	5

Income from financial investments, net	$27	$12

On January 11, 2007, the acquisition of Metaldyne by Asahi Tec Corporation (“Asahi Tec”), a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock received in exchange for the Company’s investment in Metaldyne, was $72 million. The Asahi Tec common and preferred stock are restricted from sale for up to 24 months from the transaction date. The preferred stock accrues dividends at an annual rate of 3.75% pay-in-kind or 1.75% cash at the discretion of Asahi Tec; the Company has elected to record such dividends when cash proceeds are received. As a result of the transaction, the Company recognized a gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income, in income from other investments, net. Any unrealized gains or losses related to the change in fair value of the Asahi Tec common and preferred stock at March 31, 2007 have been recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. The unrealized loss of $10 million, related to the fair value of the derivative related to the conversion feature on the preferred stock, has been included in the Company’s consolidated statement of income, in income from other investments, net. At March 31, 2007, the Company had a net investment in Asahi Tec of $62 million, including $53 million of common and preferred stock and $9 million, included in other investments, related to the conversion derivative.

In addition, immediately prior to its sale, Metaldyne Corporation distributed shares of TriMas Corporation common stock as a dividend to the holders of Metaldyne common stock; the Company recognized $4 million included in the Company’s consolidated statement of income in dividend income from other investments.

The private equity investments at March 31, 2007 and December 31, 2006, with an aggregate carrying value of $204 million and $211 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

F.	On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Zero Coupon Convertible Senior Notes (“Notes”) required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability will be payable in 2007. Subsequent to the repurchase, there were outstanding $108 million principal amount at maturity of such Notes, with an accreted value of $51 million, which has been included in long-term debt at March 31, 2007, as the next put option date is July 20, 2011. The Company may at any time redeem all or part of the Notes at their then accreted value.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note F – concluded:
In the first quarter of 2007, the Company also retired $300 million of floating-rate notes due March 9, 2007. On March 14, 2007, the Company issued $300 million of floating-rate notes due 2010; the interest rate is calculated based upon the three-month LIBOR plus .30 percent per year. On March 14, 2007, the Company also issued $300 million of fixed-rate 5.85% notes due 2017. These debt issuances provided net proceeds of $596 million and were in consideration of the March 2007 and upcoming August 2007 debt maturities.

G.	At March 31, 2007 and December 31, 2006, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in retained earnings and paid-in capital was as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2007	December 31, 2006
Balance at January 1	$3,575	$4,286
Net income	143	488
Shares issued	11	56
Shares retired:
Repurchased	(265)	(825)
Surrendered (non-cash)	(9)	(19)
Cash dividends declared	(86)	(352)
Stock-based compensation	21	117
Cumulative effect of accounting change regarding income tax uncertainties (Note O)	(26)	—
Reclassification of stock award activity	—	(176)

Balance at end of period	$3,364	$3,575

The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended
	March 31,
	2007	2006
Net income	$143	$204
Other comprehensive income (loss):
Cumulative translation adjustments, net	12	20
Unrealized (loss) gain on marketable securities, net	(4)	2
Prior service cost and net loss, net	1	—

Total comprehensive income	$152	$226

The unrealized (loss) gain on marketable securities, net, is net of income tax (benefit) of $(4) million and $1 million for the three months ended March 31, 2007 and 2006, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – concluded:
The components of accumulated other comprehensive income were as follows, in millions:

	March 31,	December 31,
	2007	2006
Cumulative translation adjustments	$639	$627
Unrealized (loss) gain on marketable securities, net	(1)	3
Unrecognized prior service cost and net loss, net	(117)	(118)

Accumulated other comprehensive income	$521	$512

The unrealized (loss) gain on marketable securities, net, is reported net of income tax (benefit) of $(2) million and $2 million at March 31, 2007 and December 31, 2006, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $66 million at both March 31, 2007 and December 31, 2006.

H.	The Company owns 64 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $117 million and $108 million at March 31, 2007 and December 31, 2006, respectively, was recorded in the caption deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.

I.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$5	$1	$5	$1
Interest cost	12	2	11	2
Expected return on plan assets	(13)	—	(12)	—
Amortization of net loss	1	1	2	1

Net periodic pension cost	$5	$4	$6	$4

The Company recognized $2 million pre-tax of net loss from accumulated other comprehensive income for the three months ended March 31, 2007.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2007	2006	2007	2006
	Net Sales(A)		Operating Profit
The Company’s operations by segment were:
Cabinets and Related Products	$691	$852	$72	$121
Plumbing Products	853	797	77	66
Installation and Other Services	638	806	30	95
Decorative Architectural Products	436	409	93	77
Other Specialty Products	263	303	33	44

Total	$2,881	$3,167	$305	$403

The Company’s operations by geographic area were:
North America	$2,258	$2,650	$242	$346
International, principally Europe	623	517	63	57

Total	$2,881	$3,167	305	403

General corporate expense, net			(51)	(48)
Gain on sale of corporate fixed assets, net			3	—

Operating profit			257	355
Other income (expense), net			(21)	(30)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net			$236	$325

(A)	Inter-segment sales were not material.
K.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2007	2006
Income from cash and cash investments	$14	$14
Other interest income	—	1
Income from financial investments, net (Note E)	27	12
Other items, net	1	7

Total other, net	$42	$34

Other items, net, for the first quarter of 2006 included $4 million of currency transaction gains.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2007	2006
Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$142	$207
Income from discontinued operations, net	1	—
Cumulative effect of accounting change, net	—	(3)

Net income	$143	$204

Denominator:
Basic common shares (based upon weighted average)	382	406
Add:
Contingent common shares	4	3
Stock option dilution	2	2

Diluted common shares	388	411

At March 31, 2007 and 2006, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at March 31, 2007 and 2006 did not exceed the equivalent accreted value of the Notes.

Additionally, 15 million common shares and 13 million common shares for the three months ended March 31, 2007 and 2006, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first quarter of 2007, the Company repurchased and retired approximately 9 million shares of Company common stock, for cash aggregating $274 million. At March 31, 2007, the Company had 27 million shares of its common stock remaining under the May 2006 Board of Directors repurchase authorization.

M.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit has been brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia alleging that certain practices violate provisions of the federal antitrust laws; the complaint requests class action certification. Consistent with its position regarding several similar lawsuits that have been dismissed, the Company is vigorously defending this lawsuit as well as several other similar lawsuits that were recently filed. The Company believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment but does not believe that any adverse judgment would have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note M – concluded:
As previously disclosed, a lawsuit has been brought against the Company’s Milgard Manufacturing subsidiary alleging design defects in certain Milgard aluminum windows. Plaintiffs are appealing the trial court’s August 2006 denial of their motion for class certification. The Company is vigorously defending the case and believes that its window products have not been manufactured with the alleged design defects. The Company believes that it will not incur material liability as a result of this lawsuit.

As previously disclosed, European governmental authorities are investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company’s European manufacturing divisions and a number of other large businesses. The Company believes that it will not incur material liability as a result of the matters that are subject to these investigations.

N.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2007	December 31, 2006
Balance at January 1	$120	$105
Accruals for warranties issued during the period	14	69
Accruals related to pre-existing warranties	2	7
Settlements made (in cash or kind) during the period	(15)	(62)
Other, net	(4)	1

Balance at end of period	$117	$120

O.	In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those tax benefits that the Company estimates have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN No. 48 also provides guidance on financial statement classification and disclosure, and the accounting for interest, penalties, interim periods and transition.

Historically, the Company has established reserves for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”). Under this standard, accounting reserves for tax contingencies are established when it is probable that an additional tax may be owed and the amount can be reasonably estimated. FIN No. 48 establishes a threshold for recognizing accounting reserves for income tax contingencies on uncertain tax positions lower than the threshold under SFAS No. 5. Therefore, as a result of adopting FIN No. 48, the Company has increased its accounting reserves for income tax contingencies (referred to by FIN No. 48 as “unrecognized tax benefits”) to approximately $91 million as of January 1, 2007, the date of adoption. If recognized, approximately $62 million, net of any federal tax benefit, would affect the Company’s effective tax rate. The cumulative effect of adopting FIN No. 48 resulted in a reduction to beginning retained earnings of approximately $26 million, net of any federal tax benefit, as of January 1, 2007, and the majority of the Company’s unrecognized tax benefits were reclassified from current to non-current liabilities in accordance with the provisions of FIN No. 48.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note O – concluded:
The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed their examination of the Company’s consolidated U.S. Federal tax returns through 2005. The proposed adjustments by the IRS are not material. Beginning with the 2006 consolidated U.S. Federal tax return, the Company has been selected by the IRS to participate in the Compliance Assurance Program (“CAP”). CAP, a pilot program of the IRS, is a real-time audit of the Federal tax return that allows the IRS, working in conjunction with the Company, to determine tax return compliance with the Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording Federal unrecognized tax benefits. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2002.
The Company records interest and penalties on its unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had accrued approximately $19 million for interest and penalties.
During the first quarter of 2007, no material change in the unrecognized tax benefits or related accrued interest and penalties was recorded, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2007 VERSUS FIRST QUARTER 2006
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent Increase
	March 31,		(Decrease)
	2007	2006	2007 vs. 2006
Net Sales:
Cabinets and Related Products	$691	$852	(19%)
Plumbing Products	853	797	7%
Installation and Other Services	638	806	(21%)
Decorative Architectural Products	436	409	7%
Other Specialty Products	263	303	(13%)

Total	$2,881	$3,167	(9%)

North America	$2,258	$2,650	(15%)
International, principally Europe	623	517	21%

Total	$2,881	$3,167	(9%)

	Three Months Ended
	March 31,
	2007	2006
Operating Profit Margins: (A)
Cabinets and Related Products	10.4%	14.2%
Plumbing Products	9.0%	8.3%
Installation and Other Services	4.7%	11.8%
Decorative Architectural Products	21.3%	18.8%
Other Specialty Products	12.5%	14.5%

North America	10.7%	13.1%
International, principally Europe	10.1%	11.0%
Total	10.6%	12.7%

Operating profit margins, as reported	8.9%	11.2%

(A)	Before general corporate expense, net, of $51 million and $48 million for the three months ended March 31, 2007 and 2006, respectively.

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
NET SALES
     Net sales in the first quarter of 2007 decreased nine percent from the comparable period in 2006. Excluding results from acquisitions, net sales decreased ten percent (including a two percent increase relating to the effect of currency translation) compared with 2006. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2007	2006
Net sales, as reported	$2,881	$3,167
Acquisitions	(18)	—

Net sales, excluding acquisitions	2,863	3,167
Currency translation	(55)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,808	$3,167

     Net sales from North American operations decreased in the first quarter of 2007, primarily due to the continued decline in the new home construction market and a moderation in consumer spending. North American net sales for the first quarter of 2007 were negatively affected by lower sales volume of installation and other services, assembled cabinets and windows and doors in the new home construction market. In addition, net sales were negatively affected by lower retail sales volume of ready-to-assemble and assembled cabinets, partially offset by increased retail sales volume of paints and stains and plumbing products.
     Net sales from International operations increased in the first quarter of 2007, due to a weaker U.S. dollar, which increased International net sales by 11 percent. In local currencies, net sales from International operations increased 10 percent, primarily due to increased sales of plumbing products.
     Net sales of Cabinets and Related Products decreased in the first quarter of 2007, primarily due to lower sales volume of assembled cabinets in the new home construction market and lower sales volume of ready-to-assemble and assembled cabinets in the North American retail market. These results are partially offset by a weaker U.S. dollar, which had a positive effect on the translation of local currencies of European operations included in this segment.
     Net sales of Plumbing Products increased in the first quarter of 2007, due to increased sales volume of certain European operations and increased selling prices, as well as a weaker U.S. dollar, which had a positive effect on the translation of local currencies of European operations included in this segment.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Installation and Other Services decreased in the first quarter of 2007, primarily due to lower sales volume related to the continued slowdown in the new home construction market.
     Net sales of Decorative Architectural Products increased in the first quarter of 2007, primarily due to higher retail sales volume of paints and stains and builders’ hardware.
     Net sales of Other Specialty Products decreased in the first quarter of 2007, primarily due to lower sales volume of windows and doors related to the continued slowdown in the new home construction market, particularly in the western United States, offset in part by a weaker U.S. dollar, which had a positive effect on the translation of local currencies of European operations included in this segment.
OPERATING MARGINS
     The Company’s gross profit margin was 26.2 percent for the first quarter of 2007 compared with 27.6 percent for the comparable period in 2006. Selling, general and administrative expenses as a percentage of sales were 17.3 percent for the first quarter of 2007 and 16.4 percent for the comparable period of the prior year. First quarter 2007 operating profit margins were negatively affected by lower sales volume of installation and other services, assembled cabinets and windows and doors in the new home construction market, lower retail sales volume of ready-to-assemble and assembled cabinets, a less favorable product mix and increased commodity costs, partially offset by increased retail sales volume of paints and stains and increased sales from International operations, particularly plumbing products.
     As part of its profit improvement programs, the Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions and other initiatives. During the first quarters of 2007 and 2006, the Company incurred costs and charges of $25 million and $17 million, respectively, related to profit improvement programs.
     The decline in operating profit margin for the Cabinets and Related Products segment for the first quarter of 2007 reflects lower sales volume in the new home construction and retail markets and increased commodity costs, as well as severance and plant start-up costs.
     In the first quarter of 2006, the operating profit margin for the Plumbing Products segment included $17 million of costs and charges related to profit improvement programs; excluding such charges, operating profit margin in this segment would have been 10.4 percent for the first quarter of 2006. The decline in operating profit margin for the Plumbing Products segment for the first quarter of 2007, compared with 10.4 percent for the first quarter of 2006, reflects increased commodity costs, as well as a less favorable product mix and severance costs.
     The decline in operating profit margin for the Installation and Other Services segment for the first quarter of 2007 is primarily due to lower sales volume related to the continued slowdown in the new home construction market, as well as costs related to systems implementations and severance.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The increase in operating profit margin for the Decorative Architectural Products segment for the first quarter of 2007 is primarily due to increased sales of paints and stains and builders' hardware.
     The decline in operating profit margin for the Other Specialty Products segment for the first quarter of 2007 reflects lower sales volume of windows and doors, partially offset by a more favorable product mix.
OTHER INCOME (EXPENSE), NET
     Other, net, for the first quarter of 2007 included $7 million of realized gains, net, from marketable securities, $5 million of dividend income and $15 million of income from other investments, net.
     On January 11, 2007, the acquisition of Metaldyne by Asahi Tec Corporation (“Asahi Tec”), a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock, received in exchange for the Company’s investment in Metaldyne, was $72 million. At March 31, 2007, the Company has recognized a combined net gain of $4 million (including the transaction gain and the subsequent valuation of the derivative) in income from financial investments, net.
     In addition, immediately prior to its sale, Metaldyne Corporation distributed shares of TriMas Corporation common stock as a dividend to the holders of Metaldyne common stock; the Company recognized $4 million of dividend income from other investments.
     Other, net, for the first quarter of 2006 included $5 million of realized gains, net, from the sale of marketable securities, $6 million of dividend income and $1 million of income from other investments, net. Other, net, also included currency transaction gains of $4 million for the first quarter of 2006.
     Interest expense for the first quarter of 2007 decreased $1 million to $63 million compared with $64 million for the first quarter of 2006.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income and diluted earnings per common share from continuing operations before the cumulative effect of accounting change, net, for the first quarter of 2007 were $142 million and $.37 per common share compared with $207 million and $.50 per common share for the comparable period of 2006. The Company’s effective tax rate for the three months ended March 31, 2007 was 36.0 percent compared with 34.5 percent for the same period in 2006. The Company estimates that its effective tax rate for the full-year 2007 should approximate 35 to 36 percent.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.9 to 1 and 1.5 to 1 at March 31, 2007 and December 31, 2006, respectively. The improvement in the current ratio was primarily due to the payment of $825 million of Zero Coupon Convertible Senior Notes and $300 million of floating-rate notes in the first quarter of 2007.
     For the three months ended March 31, 2007, cash of $88 million was provided by operating activities. Cash used for financing activities was $887 million, and included $87 million for the payment of cash dividends, $274 million for the acquisition of Company common stock in open-market transactions, $300 million for the retirement of floating-rate notes due March 9, 2007 and $825 million related to the Zero Coupon Convertible Senior Notes put option. Cash provided by financing activities included $12 million from the issuance of Company common stock, primarily for the exercise of stock options and $596 million from the issuance of notes (net of issuance costs). Net cash used for investing activities included $55 million for capital expenditures, offset in part by $48 million of net proceeds from the sale of financial investments.
     First quarter 2007 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable and inventories compared with December 31, 2006.
     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note M to the Condensed Consolidated Financial Statements discusses certain specific claims pending against the Company.
     The Company believes that its present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.
OUTLOOK FOR THE COMPANY
     New home construction has declined dramatically in the last 12 months due to previous excessive speculative buying, rapidly rising home prices in recent years reducing the affordability and less attractive mortgage terms. Housing starts declined by 13 percent in 2006 compared with 2005 to approximately 1.8 million units. In the first quarter 2007, actual housing starts declined approximately 30 percent from the first quarter of 2006 to an annualized rate of approximately 1.4 million to 1.5 million units. Even with the recent decline in new home construction, the inventory of unsold new and existing homes has increased to unprecedented levels.
     The Company is proactively managing its business for the current difficult economic times in our markets by pursuing a variety of initiatives to further reduce costs and improve operating profits. Initiatives already started include headcount reductions, sourcing programs, restructuring of certain businesses including consolidations, manufacturing rationalization and other profit improvement programs. While the Company’s earnings outlook for 2007 includes costs related to these initiatives, as well as start-up costs related to plant capacity additions, systems implementations costs, higher interest expense and as yet unrecovered commodity cost increases, the Company believes that implementing these initiatives should improve the Company’s earnings outlook for 2008 and beyond.
     The Company remains committed to its long-term growth strategy, concentrating on organic sales growth, improving return on invested capital and generating significant returns to shareholders. We continue to drive our growth initiatives including leveraging installation services, developing new channels of distribution, pursuing new markets in emerging economies and emphasizing new product development.

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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding certain legal proceedings involving the Company is set forth in Note M to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2007, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased(A)	Common Share	Plans or Programs	or Programs
1/1/07- 1/31/07	2	$30.87	1	35

2/1/07- 2/28/07	1	$31.11	1	34

3/1/07- 3/31/07	7	$28.14	7	27

Total for the quarter	10	$29.12	9

(A)	Includes one million shares (i) surrendered for the exercise of stock options or (ii) withheld for the payment of taxes upon the vesting of stock awards or the exercise of stock options.
Items 3 through 5 are not applicable.
Item 6. Exhibits

4bi —	Floating Rate Notes due 2010

4bii —	5.85% Notes due 2017

12 —	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a —	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b —	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32 —	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ Timothy Wadhams
Name: Timothy Wadhams
Title: Senior Vice President and
Chief Financial Officer

May 3, 2007

MASCO CORPORATION
EXHIBIT INDEX

Exhibit
Exhibit 4bi	Floating Rate Notes due 2010

Exhibit 4bii	5.85% Notes due 2017

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code