Form 10-Q
period 2007-06-30
MASCO CORP /DE/
filed 2007-08-01
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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
Large Accelerated ☑       Accelerated ☐       Non Accelerated ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2007

Common stock, par value $1.00 per share	374,500,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2007 and December 31, 2006
(In Millions Except Share Data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash investments	$853	$1,958
Accounts and notes receivable, net	1,866	1,613
Prepaid expenses and other	317	281
Inventories:
Finished goods	644	610
Raw material	469	480
Work in process	156	173

	1,269	1,263

Total current assets	4,305	5,115

Property and equipment, net	2,334	2,363
Goodwill	4,086	3,957
Other intangible assets, net	375	306
Other assets	553	584

Total assets	$11,653	$12,325

LIABILITIES
Current liabilities:
Notes payable	$325	$1,446
Accounts payable	943	815
Accrued liabilities	1,140	1,128

Total current liabilities	2,408	3,389

Long-term debt	4,022	3,533
Deferred income taxes and other	1,077	932

Total liabilities	7,507	7,854

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2007 — 367,140,000; 2006 — 383,890,000	367	384
Retained earnings	3,226	3,575
Accumulated other comprehensive income	553	512

Total shareholders’ equity	4,146	4,471

Total liabilities and shareholders’ equity	$11,653	$12,325

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2007 and 2006
(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$3,148	$3,354	$6,013	$6,508
Cost of sales	2,241	2,378	4,354	4,661

Gross profit	907	976	1,659	1,847

Selling, general and administrative expenses	542	525	1,037	1,041
Impairment charge for goodwill	—	10	—	10

Operating profit	365	441	622	796

Other income (expense), net:
Impairment charge for investments	(10)	(78)	(10)	(78)
Interest expense	(69)	(53)	(132)	(117)
Other, net	15	32	57	66

	(64)	(99)	(85)	(129)
Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	301	342	537	667
Income taxes	108	119	193	231

Income from continuing operations before minority interest and cumulative effect of accounting change, net	193	223	344	436
Minority interest	7	8	16	14

Income from continuing operations before cumulative effect of accounting change, net	186	215	328	422

Income from discontinued operations, net	3	4	4	4
Cumulative effect of accounting change, net	—	—	—	(3)

Net income	$189	$219	$332	$423

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$.50	$.54	$.87	$1.05
Income from discontinued operations, net	.01	.01	.01	.01
Cumulative effect of accounting change, net	—	—	—	(.01)

Net income	$.51	$.55	$.88	$1.05

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$.50	$.53	$.86	$1.04
Income from discontinued operations, net	.01	.01	.01	.01
Cumulative effect of accounting change, net	—	—	—	(.01)

Net income	$.51	$.54	$.87	$1.04

Cash dividends per common share:
Declared	$.23	$.22	$.46	$.44

Paid	$.23	$.22	$.45	$.42

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(In Millions)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$538	$703
(Increase) in receivables	(257)	(306)
(Increase) in inventories	(9)	(178)
Increase in accounts payable and accrued liabilities, net	109	150

Net cash from operating activities	381	369

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	15	41
Payment of debt	(9)	(19)
Retirement of notes	(1,125)	(827)
Issuance of notes, net of issuance costs	596	—
Purchase of Company common stock	(640)	(614)
Issuance of Company common stock	58	21
Cash dividends paid	(175)	(174)

Net cash (for) financing activities	(1,280)	(1,572)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(116)	(211)
Purchases of marketable securities	—	(126)
Proceeds from disposition of:
Marketable securities	37	136
Other financial investments, net	37	19
Businesses, net of cash disposed	4	50
Property and equipment	28	4
Acquisition of businesses, net of cash acquired	(190)	(5)
Other, net	(17)	(29)

Net cash (for) investing activities	(217)	(162)

Effect of exchange rate changes on cash and cash investments	12	7

CASH AND CASH INVESTMENTS:
(Decrease) for the period	(1,104)	(1,358)
At January 1	1,958	1,964
Cash at businesses held for sale	(1)	—

At June 30	$853	$606

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2007 and the results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2007 presentation in the condensed consolidated financial statements. The results of operations related to 2007 and 2006 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2007 and 2006. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, cash flows of discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 is effective January 1, 2008. The Company is currently evaluating the impact that the provisions of SFAS No. 159 will have on its consolidated financial statements.

B.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At June 30, 2007, outstanding stock-based incentives were in the form of restricted long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. Pre-tax compensation expense (income) and the related income tax benefit for stock-based incentives were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Restricted long-term stock awards	$13	$13	$29	$31
Stock options	16	9	25	18
Phantom stock awards and stock appreciation rights	3	(3)	(2)	(1)

Total	$32	$19	$52	$48

Income tax benefit	$12	$7	$19	$18

     Restricted Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — continued:
The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2007	2006

Unvested stock award shares, January 1	9	9
Weighted average grant date fair value	$27	$25

Stock award shares granted	1	1
Weighted average grant date fair value	$32	$30

Stock award shares vested	1	1
Weighted average grant date fair value	$26	$24

Stock award shares forfeited	—	—
Weighted average grant date fair value	$28	$26

Unvested stock award shares, June 30	9	9
Weighted average grant date fair value	$27	$26
At June 30, 2007, there was $193 million of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years.
The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2007 was $32 million.
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
The Company granted 4,593,000 of stock option shares, including restoration stock option shares, in the first half of 2007 with a grant date exercise price range of $27 to $34 per share. In the first half of 2007, 1,323,000 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — continued:
The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2007	2006

Option shares outstanding, January 1	26	27
Weighted average exercise price	$26	$26

Option shares granted, including restoration options	5	—
Weighted average exercise price	$30	$31

Option shares exercised	3	3
Aggregate intrinsic value on date of exercise (A)	$26 million	$18 million
Weighted average exercise price	$23	$25

Option shares forfeited	1	1
Weighted average exercise price	$30	$31

Option shares outstanding, June 30	27	23
Weighted average exercise price	$27	$26
Weighted average remaining option term (in years)	6	6

Option shares vested and expected to vest, June 30	26	23
Weighted average exercise price	$27	$26
Aggregate intrinsic value (A)	$61 million	$98 million
Weighted average remaining option term (in years)	7	6

Option shares exercisable (vested), June 30	12	13
Weighted average exercise price	$25	$24
Aggregate intrinsic value (A)	$46 million	$75 million
Weighted average remaining option term (in years)	5	5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At June 30, 2007, there was $97 million of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Six Months Ended
	June 30,
	2007	2006

Weighted average grant date fair value	$9.13	$7.20
Risk-free interest rate	4.79%	4.90%
Dividend yield	2.93%	2.62%
Volatility factor	31.85%	27.20%
Expected option life	7 years	4 years
C.	During the first half of 2007, the Company acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc. (Installation and Other Services segment). Erickson Construction Company provides pre-fabricated wall panels and millwork for residential builders in Arizona, California and Nevada and is headquartered in Arizona. Guy Evans, Inc. is an installer of millwork, doors, windows and bath hardware for residential builders in California and Nevada and is headquartered in California. These two acquisitions allow the Company to expand the products and services it offers to its customers, and had combined annual sales of approximately $200 million. The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price for all of these acquisitions was $188 million and included cash of $183 million and debt of $5 million.
D.	During the second quarter of 2007, the Company determined that a European business unit in the Decorative Architectural Products segment was not core to the Company’s long-term growth strategy, and, accordingly, embarked on a plan of disposition. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has accounted for this business unit, as well as a business unit which was sold in 2006, as discontinued operations.

Selected financial information for the discontinued operations during the period owned by the Company, and the gains reflecting the receipt of final purchase price payments, net of additional expenses related to discontinued operations in prior years (net gain of $2 million and $3 million, respectively, for the three months and six months ended June 30, 2007), was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$19	$35	$35	$67

Income from discontinued operations	$2	$3	$2	$5
Gain on disposal of discontinued operations, net	2	2	3	1

Income before income taxes	4	5	5	6
Income taxes	(1)	(1)	(1)	(2)

Income from discontinued operations, net	$3	$4	$4	$4

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D — concluded:
In April 2007, the Company completed the sale of a small business unit for cash proceeds of $3 million, and in July 2007, the Company completed the sale of another small business unit for cash proceeds of $8 million. These small business units in the Plumbing Products segment had combined net sales and operating profit of $33 million and $3 million, respectively, for the year ended December 31, 2006 and were included in continuing operations through their respective dates of sale. The Company recognized a net loss of $6 million in the second quarter of 2007, included in other, net, in continuing operations, related to the sale of these business units.

The assets ($73 million) and liabilities ($20 million) of the 2007 discontinued operation and the small business unit sold in July 2007 have been included in assets and liabilities held for sale included in other assets and deferred income taxes and other, respectively, in the Company’s condensed consolidated balance sheet at June 30, 2007.

E.	The changes in the carrying amount of goodwill for the six months ended June 30, 2007, by segment, were as follows, in millions:

	Balance			Balance
	Dec. 31, 2006	Additions(A)	Other(B)	June 30, 2007
Cabinets and Related Products	$288	$—	$2	$290
Plumbing Products	504	41	9	554
Installation and Other Services	1,740	72	(1)	1,811
Decorative Architectural Products	300	—	—	300
Other Specialty Products	1,125	1	5	1,131

Total	$3,957	$114	$15	$4,086

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $257 million and $246 million at June 30, 2007 and December 31, 2006, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $118 million and $60 million at June 30, 2007 and December 31, 2006, respectively (net of accumulated amortization of $59 million and $51 million at June 30, 2007 and December 31, 2006, respectively) and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
F.	Depreciation and amortization expense was $124 million and $126 million for the six months ended June 30, 2007 and 2006, respectively.

G.	The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2007	2006

Marketable securities	$31	$72
Asahi Tec Corporation — common and preferred stock	51	—
TriMas Corporation	30	30
Private equity funds	189	211
Metaldyne Corporation	—	57
Other investments	17	9

Total	$318	$379

The Company’s investments in available-for-sale securities at June 30, 2007 (including TriMas Corporation and the Asahi Tec Corporation common and preferred stock) and December 31, 2006 were as follows, in millions:

		Pre-tax Unrealized		Recorded
	Cost Basis	Gains	Losses	Basis

June 30, 2007	$117	$3	$(8)	$112

December 31, 2006	$67	$9	$(4)	$72
Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Realized gains from marketable securities	$—	$4	$7	$12
Realized losses from marketable securities	(2)	(5)	(2)	(8)
Dividend income from marketable securities	—	—	1	1
Income from other investments, net	8	12	23	13
Dividend income from other investments	1	1	5	6

Income from financial investments, net	$7	$12	$34	$24

Impairment charges:
Marketable securities	$(6)	$—	$(6)	$—
Private equity funds	(4)	(32)	(4)	(32)
Metaldyne Corporation	—	(40)	—	(40)
TriMas Corporation	—	(6)	—	(6)

Impairment charges	$(10)	$(78)	$(10)	$(78)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G — concluded:
On January 11, 2007, the acquisition of Metaldyne by Asahi Tec Corporation (“Asahi Tec”), a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock, received in exchange for the Company’s investment in Metaldyne, was $72 million. The Asahi Tec common and preferred stock are restricted from sale for up to 24 months from the transaction date. The preferred stock accrues dividends at an annual rate of 3.75% pay-in-kind or 1.75% cash at the discretion of Asahi Tec; the Company has elected to record such dividends when cash proceeds are received. As a result of the transaction, the Company recognized a gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income for the six months ended June 30, 2007, in income from other investments, net. Any unrealized gains or losses related to the change in fair value of the Asahi Tec common and preferred stock at June 30, 2007 have been recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. For the six months ended June 30, 2007, the unrealized loss of $11 million, related to the fair value of the derivative related to the conversion feature on the preferred stock, has been included in the Company’s consolidated statement of income, in income from other investments, net. At June 30, 2007, the Company had a net investment in Asahi Tec of $58 million, including $51 million of common and preferred stock and $7 million, included in other investments, related to the conversion derivative.
In addition, immediately prior to its sale, Metaldyne Corporation distributed shares of TriMas Corporation common stock as a dividend to the holders of Metaldyne common stock; the Company recognized $4 million included in the Company’s consolidated statement of income, in dividend income from other investments. In May 2007, TriMas Corporation made an initial public offering; subsequent to the offering, any unrealized gains or losses related to the change in fair value of the TriMas Corporation common stock have been recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet.
In the second quarter of 2007, the Company determined that the decline in the estimated value of a certain private equity fund investment, with a carrying value of $11 million prior to the impairment, was other-than-temporary. Accordingly, in the second quarter of 2007, the Company recognized a non-cash, pre-tax impairment charge of $4 million.
The remaining private equity fund investments at June 30, 2007 and December 31, 2006, with an aggregate carrying value of $182 million and $211 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.
For its investments in marketable securities, the Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, in the second quarter of 2007, the Company recognized a non-cash, pre-tax impairment charge of $6 million related to its investment in Furniture Brands International (NYSE: FBN) common stock.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
H.	On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Zero Coupon Convertible Senior Notes (“Notes”) required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability is payable in 2007. Subsequent to the repurchase, there were outstanding $108 million principal amount at maturity of such Notes, with an accreted value of $51 million, which has been included in long-term debt at June 30, 2007, as the next put option date is July 20, 2011. The Company may at any time redeem all or part of the Notes at their then accreted value.

In the first half of 2007, the Company also retired $300 million of floating-rate notes due March 9, 2007. On March 14, 2007, the Company issued $300 million of floating-rate notes due 2010; the interest rate is determined based upon the three-month LIBOR plus 30 basis points. On March 14, 2007, the Company also issued $300 million of fixed-rate 5.85% notes due 2017. These debt issuances provided net proceeds of $596 million and were in consideration of the March 2007 and upcoming August 2007 debt maturities.

I.	At June 30, 2007 and December 31, 2006, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in retained earnings and paid-in capital was as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2007	December 31, 2006

Balance at January 1	$3,575	$4,286
Net income	332	488
Shares issued	109	56
Shares retired:
Repurchased	(618)	(825)
Surrendered (non-cash)	(11)	(19)
Cash dividends declared	(175)	(352)
Stock-based compensation	47	117
Cumulative effect of accounting change regarding income tax uncertainties (Note Q)	(26)	—
Other	(7)	—
Reclassification of stock award activity	—	(176)

Balance at end of period	$3,226	$3,575

     The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$189	$219	$332	$423
Other comprehensive income (loss):
Cumulative translation adjustments	32	84	44	104
Unrealized (loss) on marketable securities, net	(1)	(7)	(5)	(5)
Prior service cost and net loss, net	1	1	2	1

Total comprehensive income	$221	$297	$373	$523

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I — concluded:
The unrealized (loss) on marketable securities, net, is net of income tax (benefit) of $(2) million for the six months ended June 30, 2007, and $(5) million and $(4) million for the three months and six months ended June 30, 2006, respectively. The prior service cost and net loss, net, is net of income tax of $1 million and $2 million for the three months and six months ended June 30, 2007, respectively.
The components of accumulated other comprehensive income were as follows, in millions:

	June 30, 2007	December 31, 2006

Cumulative translation adjustments	$671	$627
Unrealized (loss) gain on marketable securities, net	(2)	3
Unrecognized prior service cost and net loss, net	(116)	(118)

Accumulated other comprehensive income	$553	$512

The unrealized (loss) gain on marketable securities, net, is reported net of income tax (benefit) of $(2) million and $2 million at June 30, 2007 and December 31, 2006, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $64 million and $66 million at June 30, 2007 and December 31, 2006, respectively.

J.	As part of the December 2002 agreement relating to the Company’s acquisition of an additional 37 percent equity ownership of Hansgrohe AG, in May 2007, certain minority shareholders (representing four percent of Hansgrohe outstanding shares) required the Company to purchase such shares of Hansgrohe with Company common stock. In May 2007, the Company issued two million shares of Company common stock with a value of $56 million for the additional ownership in Hansgrohe, resulting in a majority ownership of approximately 68 percent. The aggregate minority interest, net of dividends, of $97 million and $108 million at June 30, 2007 and December 31, 2006, respectively, was recorded in the caption deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$4	$1	$5	$1
Interest cost	11	2	11	2
Expected return on plan assets	(13)	—	(12)	—
Amortization of prior service cost	—	—	1	1
Amortization of net loss	2	—	1	1

Net periodic pension cost	$4	$3	$6	$5

	Six Months Ended June 30,
	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$9	$2	$10	$2
Interest cost	23	4	22	4
Expected return on plan assets	(26)	—	(24)	—
Amortization of prior service cost	—	—	1	1
Amortization of net loss	3	1	3	2

Net periodic pension cost	$9	$7	$12	$9

The Company recognized $2 million and $4 million pre-tax of net loss in net periodic pension cost from accumulated other comprehensive income for the three months and six months ended June 30, 2007, respectively.
In the first half of 2007, the Company contributed approximately $8 million to its qualified funded defined benefit pension plans; the Company expects to contribute $32 million to such plans for the full-year 2007.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	Net Sales(A)		Operating Profit		Net Sales(A)		Operating Profit
The Company’s operations by segment were:
Cabinets and Related Products	$737	$863	$96	$123	$1,428	$1,715	$168	$244
Plumbing Products	886	842	97	90	1,739	1,639	174	156
Installation and Other Services	699	812	58	95	1,337	1,618	88	190
Decorative Architectural Products	534	509	114	121	954	905	207	198
Other Specialty Products	292	328	44	65	555	631	77	109

Total	$3,148	$3,354	$409	$494	$6,013	$6,508	$714	$897

The Company’s operations by geographic area were:
North America	$2,548	$2,829	$360	$431	$4,806	$5,479	$602	$777
International, principally Europe	600	525	49	63	1,207	1,029	112	120

Total	$3,148	$3,354	409	494	$6,013	$6,508	714	897

General corporate expense, net			(49)	(53)			(100)	(101)
Gain on sale of corporate fixed assets, net			5	—			8	—

Operating profit			365	441			622	796
Other income (expense), net			(64)	(99)			(85)	(129)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net			$301	$342			$537	$667

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from cash and cash investments	$9	$5	$23	$19
Other interest income	2	1	2	2
Income from financial investments, net (Note G)	7	12	34	24
Other items, net	(3)	14	(2)	21

Total	$15	$32	$57	$66

Other items, net, for both the three months and six months ended June 30, 2007 included $3 million of currency transaction gains. Other items, net, for the three months and six months ended June 30, 2006 included $7 million and $11 million, respectively, of currency transaction gains.

N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$186	$215	$328	$422
Income from discontinued operations, net	3	4	4	4
Cumulative effect of accounting change, net	—	—	—	(3)

Net income	$189	$219	$332	$423

Denominator:
Basic common shares (based upon weighted average)	370	396	376	401
Add:
Contingent common shares	3	4	4	4
Stock option dilution	1	2	1	2

Diluted common shares	374	402	381	407

Income per common share amounts for the first two quarters of 2007 and 2006 do not total to the per common share amounts for the six months ended June 30, 2007 and 2006 due to the timing of common stock repurchases.
For both the three months and six months ended June 30, 2007 and 2006, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2007 and 2006 did not exceed the equivalent accreted value of the Notes.

ASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N — concluded:
Additionally, 20 million common shares and 19 million common shares for the three months and six months ended June 30, 2007, respectively, and 12 million common shares for both the three months and six months ended June 30, 2006, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.
Common shares outstanding included on the Company’s consolidated balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million common shares at June 30, 2007); shares outstanding for legal requirements include all common shares that have voting rights (including unvested stock awards).
In the first half of 2007, the Company repurchased and retired 22 million shares of Company common stock for cash aggregating $640 million. At June 30, 2007, the Company had 14 million shares of its common stock remaining under the 2006 authorization. In July 2007, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company’s common stock in open-market transactions or otherwise, replacing the previous Board of Directors’ authorization established in May 2006.
O.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.
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
As previously disclosed, a lawsuit has been brought against the Company’s Milgard Manufacturing subsidiary, in the Solano County, California Superior Court, alleging design defects in certain Milgard aluminum windows. Plaintiffs are appealing the trial court’s August 2006 denial of their motion for class certification. The Company is vigorously defending the case and believes that its window products have not been manufactured with the alleged design defects. The Company believes that it will not incur material liability as a result of this lawsuit.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
P.	The following is a reconciliation of the Company’s warranty liability, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2007	December 31, 2006
Balance at January 1	$120	$105
Accruals for warranties issued during the period	28	69
Accruals related to pre-existing warranties	5	7
Settlements made (in cash or kind) during the period	(28)	(62)
Other, net	(7)	1

Balance at end of period	$118	$120

Q.	In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those tax benefits that the Company estimates have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN No. 48 also provides guidance on financial statement classification and disclosure, and the accounting for interest, penalties, interim periods and transition.
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
The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Internal Revenue Service (“IRS”) has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2005. The proposed adjustments by the IRS are not material. Beginning with the 2006 consolidated U.S. Federal income tax return, the Company has been selected by the IRS to participate in the Compliance Assurance Program (“CAP”). CAP, a pilot program of the IRS, is a real-time audit of the Federal income tax return that allows the IRS, working in conjunction with the Company, to determine tax return compliance with the Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording Federal unrecognized tax benefits. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2002.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note Q — concluded:
The Company records interest and penalties on its unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had accrued approximately $19 million for interest and penalties.
During the second quarter of 2007, the Company recognized $5 million of income tax expense on various tax positions, including $1 million of interest and penalties. As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the unrecognized tax benefits could be reduced by approximately $14 million.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2007 AND THE FIRST SIX MONTHS 2007 VERSUS
SECOND QUARTER 2006 AND THE FIRST SIX MONTHS 2006
SALES AND OPERATING PROFIT MARGINS
     The following table sets forth the Company’s net sales and operating profit margins by segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		(Decrease) Increase
	2007	2006	2007 vs. 2006

Net Sales:
Cabinets and Related Products	$737	$863	(15%)
Plumbing Products	886	842	5%
Installation and Other Services	699	812	(14%)
Decorative Architectural Products	534	509	5%
Other Specialty Products	292	328	(11%)

Total	$3,148	$3,354	(6%)

North America	$2,548	$2,829	(10%)
International, principally Europe	600	525	14%

Total	$3,148	$3,354	(6%)

	Six Months Ended
	June 30,
	2007	2006

Net Sales:
Cabinets and Related Products	$1,428	$1,715	(17%)
Plumbing Products	1,739	1,639	6%
Installation and Other Services	1,337	1,618	(17%)
Decorative Architectural Products	954	905	5%
Other Specialty Products	555	631	(12%)

Total	$6,013	$6,508	(8%)

North America	$4,806	$5,479	(12%)
International, principally Europe	1,207	1,029	17%

Total	$6,013	$6,508	(8%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating Profit Margins: (A)
Cabinets and Related Products	13.0%	14.3%	11.8%	14.2%
Plumbing Products	10.9%	10.7%	10.0%	9.5%
Installation and Other Services	8.3%	11.7%	6.6%	11.7%
Decorative Architectural Products	21.3%	23.8%	21.7%	21.9%
Other Specialty Products	15.1%	19.8%	13.9%	17.3%

North America	14.1%	15.2%	12.5%	14.2%
International, principally Europe	8.2%	12.0%	9.3%	11.7%
Total	13.0%	14.7%	11.9%	13.8%

Total operating profit margin, as reported	11.6%	13.1%	10.3%	12.2%
(A)	Before general corporate expense of $49 million and $100 million for the three-month and six-month periods ended June 30, 2007, respectively. Before general corporate expense of $53 million and $101 million for the three-month and six-month periods ended June 30, 2006, respectively.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
NET SALES
     Net sales decreased for both the three-month and six-month periods ended June 30, 2007 from the comparable periods of 2006. Excluding results from acquisitions and the effect of currency translation, net sales decreased nine percent and ten percent for the three-month and six-month periods ended June 30, 2007, respectively. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales, as reported	$3,148	$3,354	$6,013	$6,508
Acquisitions	(52)	—	(70)	—

Net sales, excluding acquisitions	3,096	3,354	5,943	6,508
Currency translation	(43)	—	(96)	—

Net sales, excluding acquisitions and the effect of currency translation	$3,053	$3,354	$5,847	$6,508

     Net sales from North American operations for the three-month and six-month periods ended June 30, 2007 decreased compared with the same periods of 2006, primarily due to the continued decline in the new home construction market and a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets. North American sales were negatively affected by lower sales volume of installation and other services, assembled cabinets and windows and doors in the new home construction market. In addition, net sales were negatively affected by lower retail sales volume of certain products, including cabinets, partially offset by increased retail sales volume of paints and stains and plumbing products.
     Net sales from International operations for the three-month and six-month periods ended June 30, 2007 increased compared with the same periods of 2006. For the first half of 2007, International sales were positively affected by a weaker U.S. dollar, principally against the Euro, which increased International net sales by eight percent and nine percent for the three-month and six-month periods ended June 30, 2007, respectively. In local currencies, net sales from International operations increased six percent and eight percent for the three-month and six-month periods ended June 30, 2007, respectively, and were positively affected by increased sales of plumbing products.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased for the three-month and six-month periods ended June 30, 2007 compared with the same periods of 2006, primarily due to lower sales volume of assembled cabinets in the new home construction market and lower sales volume of cabinets in the North American retail market. These results were partially offset by a weaker U.S. dollar which had a positive effect on the translation of local currencies of European operations included in this segment.
     Net sales of Plumbing Products increased for the three-month and six-month periods ended June 30, 2007 compared with the same periods of 2006, primarily due to increased sales volume of certain European operations, and increased selling prices, which offset lower sales volume in the wholesale distribution channel. A weaker U.S. dollar also had a positive effect on the translation of local currencies of European operations included in this segment.
     Net sales of Installation and Other Services decreased for both the three-month and six-month periods ended June 30, 2007 compared with the same periods of 2006, due to lower sales volume related to the continued slowdown in the new home construction market and declines in selling prices, partially offset by acquisitions.
     Net sales of Decorative Architectural Products increased for the three-month and six-month periods ended June 30, 2007 compared with the same periods of 2006, primarily due to higher retail sales volume of paints and stains.
     Net sales of Other Specialty Products decreased for the three-month and six-month periods ended June 30, 2007 compared with the same periods of 2006, primarily due to lower sales volume of windows and doors related to the continued slowdown in the new home construction market, particularly in the western United States, offset in part by a weaker U.S. dollar which had a positive effect on the translation of local currencies of European operations included in this segment.
OPERATING MARGINS
     The Company’s gross profit margins were 28.8 percent and 27.6 percent, respectively, for the three-month and six-month periods ended June 30, 2007 compared with 29.1 percent and 28.4 percent, respectively, for the comparable periods of 2006. Selling, general and administrative expenses as a percentage of sales were 17.2 percent for both the three-month and six-month periods ended June 30, 2007 compared with 15.7 percent and 16.0 percent, respectively, for the comparable periods of the prior year. Selling, general and administrative expenses increased in 2007 due to increased advertising costs, severance costs and stock-based compensation expense. Results in 2007 were adversely affected by lower sales volume of installation and other services, assembled cabinets and windows and doors in the new home construction market, lower retail sales volume of certain products, including cabinets, and a less favorable product mix, partially offset by increased sales volume of paints and stains and increased sales from acquisitions and International operations, particularly plumbing products, as well as the favorable impact of currency translation.
     As part of its profit improvement programs, the Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions and other initiatives. For the three-month and six-month periods ended June 30, 2007, the Company incurred costs and charges of $23 million and $48 million, respectively, related to profit improvement programs. For the three months and six months ended June 30, 2006, the Company incurred costs and charges of $26 million and $43 million, respectively, related to profit improvement programs.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating profit margins in the Cabinets and Related Products segment were adversely affected by costs and charges of $15 million for both the three-month and six-month periods ended June 30, 2006 related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility; excluding these costs and charges, operating profit margins were 16.0 percent and 15.1 percent for the three-month and six-month periods ended June 30, 2006, respectively. The decline in operating profit margins in this segment for both the three-month and six-month periods ended June 30, 2007 reflects lower sales volume in the new home construction and retail markets, as well as plant start-up and severance costs.
     Operating profit margins in the Plumbing Products segment were adversely affected by costs and charges of $11 million and $28 million for the three-month and six-month periods ended June 30, 2006, respectively, related to profit improvement programs; excluding these costs and charges, operating profit margins were 12.0 percent and 11.2 percent for the three-month and six-month periods ended June 30, 2006, respectively. The decline in operating profit margins in this segment for both the three-month and six-month periods ended June 30, 2007 was primarily due to commodity cost increases, as well as a less favorable product mix and severance costs, offset in part by selling price increases.
     The decline in operating profit margins for the Installation and Other Services segment for both the three-month and six-month periods ended June 30, 2007 was primarily due to lower sales volume related to the continued slowdown in the new home construction market and lower selling prices, as well as costs related to systems implementation and severance. Partially offsetting these declines were reductions in material costs and benefits associated with the profit improvement programs.
     The decline in operating profit margins for the Decorative Architectural Products segment for the three-month period ended June 30, 2007 was primarily due to increased advertising costs related to sales of paints and stains.
     The decline in operating profit margins for the Other Specialty Products segment for both the three-month and six-month periods ended June 30, 2007 was primarily due to lower sales volume of windows and doors in the new home construction market, partially offset by a more favorable product mix.
OTHER INCOME (EXPENSE), NET
     Other, net, for the three-month and six-month periods ended June 30, 2007 included $(2) million and $5 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $1 million and $6 million, respectively, of dividend income and $8 million and $23 million, respectively, of income from other investments, net. Other items, net, for both the three-month and six-month periods ended June 30, 2007 included $3 million of currency transaction gains.
     In the second quarter of 2007, the Company recognized a non-cash, pre-tax impairment charge of $4 million related to a private equity fund and a non-cash, pre-tax impairment charge of $6 million related to its investment in a marketable security.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other, net, for the three-month and six-month periods ended June 30, 2006 included $(1) million and $4 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $1 million and $7 million, respectively, of dividend income and $12 million and $13 million, respectively, of income from other investments, net. Other items, net, for the three-month and six-month periods ended June 30, 2006 included $7 million and $11 million, respectively, of currency transaction gains.
     Interest expense for the three-month period ended June 30, 2007 increased $16 million to $69 million, compared with interest expense of $53 million for the same period of 2006. Interest expense was $132 million and $117 million for the six-month periods ended June 30, 2007 and 2006, respectively. The increase in interest expense in 2007 was primarily due to increasing interest rates and the issuance of higher interest rate debt in October 2006 and March 2007. These debt issuances were in consideration of the 2007 debt repayments.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations before the cumulative effect of accounting change, net, for the three-month and six-month periods ended June 30, 2007 was $186 million and $328 million, respectively, compared with $215 million and $422 million, respectively, for the comparable periods of 2006. Diluted earnings per common share from continuing operations before the cumulative effect of accounting change, net, for the three-month and six-month periods ended June 30, 2007 were $.50 per common share and $.86 per common share, respectively, compared with $.53 per common share and $1.04 per common share, respectively, for the comparable periods of 2006. The Company’s effective tax rate was 35.9 percent for both the three-month and six-month periods ended June 30, 2007, respectively, compared with 34.8 percent and 34.6 percent, respectively, for the same periods in 2006. The Company estimates that its effective tax rate should approximate 35 to 36 percent for the full-year 2007.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.8 to 1 and 1.5 to 1 at June 30, 2007 and December 31, 2006, respectively. The improvement in the current ratio was primarily due to the repayment of $825 million of Zero Coupon Convertible Notes and $300 million of floating-rate notes in the first half of 2007.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the six months ended June 30, 2007, cash of $381 million was provided by operating activities. Cash used for financing activities was $1,280 million, and included $175 million for the payment of cash dividends, $640 million for the repurchase and retirement of Company common stock in open-market transactions, $300 million (including accrued interest) for the retirement of floating-rate notes due March 9, 2007 and $825 million related to the Zero Coupon Convertible Senior Notes put option. Cash provided by financing activities included $58 million from the issuance of Company common stock for the exercise of stock options and $596 million from the issuance of notes (net of issuance costs). Net cash used for investing activities was $217 million, and included primarily $190 million for the acquisition of businesses, net, and $116 million for capital expenditures, offset in part by $74 million of net proceeds from the sale of financial investments and $32 million of net proceeds from the disposition of property and equipment and businesses.
     First half 2007 cash from operations was affected by an expected and annually recurring first half increase in accounts receivable and inventories compared with December 31, 2006.
     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note O to the Condensed Consolidated Financial Statements discusses specific claims pending against the Company.
     The Company believes that its present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.
OUTLOOK FOR THE COMPANY
     Economic conditions remain uncertain in the Company’s markets. Housing starts have declined dramatically in the last 12 months due to previous excessive speculative buying, rapidly rising home prices in recent years reducing affordability and less attractive mortgage terms. The subprime mortgage issues that have plagued the new home construction market in recent months have made it more difficult to obtain a mortgage, adding to an already difficult market for new homes. As a result, the Company has reduced its 2007 housing starts estimate to approximately 1.4 million.
     The Company believes that the negative impact to its results of this reduction in estimated 2007 housing starts to approximately 1.4 million will be largely offset by a combination of the stronger-than-expected first half results, the continued favorable effect of currency translation, share repurchases, recent acquisitions, selling price increases and profit improvement programs.
     The Company remains committed to its long-term growth strategy, concentrating on organic sales growth, improving return on invested capital and generating significant returns to shareholders. The Company continues to drive its growth initiatives including leveraging installation services, developing new channels of distribution, pursuing new markets in emerging economies and emphasizing new product development.

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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2007, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings involving the Company is set forth in Note O to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2C. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended June 30, 2007, in millions except average price paid per common share data:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs

4/1/07- 4/30/07	6	$27.24	6	21

5/1/07- 5/31/07	7	$29.76	7	14

6/1/07- 6/30/07	—	$—	—	14

Total for the quarter	13	$28.73	13
     In July 2007, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company’s common stock in open-market transactions or otherwise, replacing the previous Board of Directors’ authorization established in May 2006.
Items 2A, 2B, 3 and 5 are not applicable.

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of stockholders was held on May 8, 2007 at which the stockholders voted upon (1) the election of three nominees for Class I Directors, (2) the election of one nominee for Class II Director, and (3) the ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2007. The following is a tabulation of the votes.
Election of Class I Directors:

	For	Against	Abstentions

Dennis W. Archer	334,371,642	3,851,316	2,449,043
Anthony F. Earley, Jr.	333,736,027	4,464,065	2,471,909
Lisa A. Payne	334,439,579	3,765,184	2,467,238
Election of Class II Director:

	For	Against	Abstentions

Peter A. Dow	325,074,324	13,108,163	2,489,514
The other directors whose terms of office continued after the Annual Meeting are Thomas G. Denomme, Verne G. Istock, David L. Johnston, J. Michael Losh, Richard A. Manoogian and Mary Ann Van Lokeren.
Approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for 2007:

		Abstentions and
For	Against	Broker Non-Votes

337,476,753	804,555	2,390,693
Item 6. Exhibits

3.ii —	Bylaws of Masco Corporation, as amended and restated June 2, 2007 (Incorporated by reference to Exhibit 3.11 of Masco’s Current Report on Form 8-K filed June 6, 2007).

10 —	Agreement dated as of April 3, 2007 between Richard A. Manoogian and Masco Corporation (Incorporated by reference to Exhibit 10 of Masco’s Current Report on Form 8-K filed April 9, 2007).

12 —	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a —	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b —	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32 —	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ John G. Sznewajs
	Name:	John G. Sznewajs
	Title:	Vice President, Treasurer and Chief Financial Officer

August 1, 2007

MASCO CORPORATION
EXHIBIT INDEX

Exhibit

Exhibit 3.ii	Bylaws of Masco Corporation, as amended and restated June 2, 2007 (Incorporated by reference to Exhibit 3.11 of Masco’s Current Report on Form 8-K filed June 6, 2007).

Exhibit 10	Agreement dated as of April 3, 2007 between Richard A. Manoogian and Masco Corporation (Incorporated by reference to Exhibit 10 of Masco’s Current Report on Form 8-K filed April 9, 2007).

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code