Form 10-Q
period 2007-09-30
MASCO CORP /DE/
filed 2007-10-31
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 30, 2007

Common stock, par value $1.00 per share	368,800,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2007 and December 31, 2006
(In Millions Except Share Data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash investments	$690	$1,958
Accounts and notes receivable, net	1,762	1,613
Prepaid expenses and other	320	281
Inventories:
Finished goods	600	610
Raw material	450	480
Work in process	157	173

	1,207	1,263

Total current assets	3,979	5,115

Property and equipment, net	2,351	2,363
Goodwill	4,108	3,957
Other intangible assets, net	371	306
Other assets	523	584

Total assets	$11,332	$12,325

LIABILITIES
Current liabilities:
Notes payable	$24	$1,446
Accounts payable	839	815
Accrued liabilities	1,149	1,128

Total current liabilities	2,012	3,389

Long-term debt	4,043	3,533
Deferred income taxes and other	1,074	932

Total liabilities	7,129	7,854

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; Issued and outstanding: 2007 - 361,260,000; 2006 - 383,890,000	361	384
Retained earnings	3,216	3,575
Accumulated other comprehensive income	626	512

Total shareholders’ equity	4,203	4,471

Total liabilities and shareholders’ equity	$11,332	$12,325

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$3,059	$3,279	$9,072	$9,787
Cost of sales	2,197	2,360	6,551	7,021

Gross profit	862	919	2,521	2,766

Selling, general and administrative expenses	488	520	1,525	1,561
Impairment charge for goodwill	—	—	—	10

Operating profit	374	399	996	1,195

Other income (expense), net:
Impairment charge for investments	(12)	(8)	(22)	(86)
Interest expense	(65)	(54)	(197)	(171)
Other, net	32	18	89	84

	(45)	(44)	(130)	(173)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	329	355	866	1,022

Income taxes	109	123	302	354

Income from continuing operations before minority interest and cumulative effect of accounting change, net	220	232	564	668
Minority interest	11	7	27	21

Income from continuing operations before cumulative effect of accounting change, net	209	225	537	647

(Loss) income from discontinued operations, net	(4)	27	—	31
Cumulative effect of accounting change, net	—	—	—	(3)

Net income	$205	$252	$537	$675

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$.57	$.58	$1.44	$1.63
(Loss) income from discontinued operations, net	(.01)	.07	—	.08
Cumulative effect of accounting change, net	—	—	—	(.01)

Net income	$.56	$.65	$1.44	$1.70

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$.57	$.57	$1.43	$1.61
(Loss) income from discontinued operations, net	(.01)	.07	—	.08
Cumulative effect of accounting change, net	—	—	—	(.01)

Net income	$.56	$.64	$1.43	$1.68

Cash dividends per common share:
Declared	$.23	$.22	$.69	$.66

Paid	$.23	$.22	$.68	$.64

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(In Millions)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$850	$1,048
(Increase) in receivables	(137)	(191)
Decrease (increase) in inventories	67	(178)
Increase in accounts payable and accrued liabilities, net	35	94

Net cash from operating activities	815	773

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	2	43
Payment of debt	(34)	(22)
Retirement of notes	(1,425)	(827)
Issuance of notes, net of issuance costs	596	—
Purchase of Company common stock	(804)	(789)
Issuance of Company common stock	60	25
Cash dividends paid	(262)	(262)

Net cash (for) financing activities	(1,867)	(1,832)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(174)	(282)
Purchases of auction rate securities	(1,047)	(503)
Proceeds from disposition of auction rate securities	1,025	569
Purchases of marketable securities	—	(141)
Proceeds from disposition of:
Marketable securities	53	151
Other financial investments, net	63	36
Businesses, net of cash disposed	11	145
Property and equipment	41	4
Acquisition of companies, net of cash acquired	(190)	(15)
Other, net	(25)	(42)

Net cash (for) investing activities	(243)	(78)

Effect of exchange rate changes on cash and cash investments	31	11

CASH AND CASH INVESTMENTS:
(Decrease) for the period	(1,264)	(1,126)
At January 1	1,958	1,870
Cash at businesses held for sale	(4)	—

At September 30	$690	$744

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position at September 30, 2007 and the results of operations for the three months and nine months ended September 30, 2007 and 2006 and changes in cash flows for the nine months ended September 30, 2007 and 2006. The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2007 presentation in the condensed consolidated financial statements. The results of operations related to 2007 and 2006 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, the cash flows of discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 is optional and is effective January 1, 2008. The Company has elected not to adopt SFAS No. 159.

B.	At September 30, 2007, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. Pre-tax compensation expense (income) and the related income tax benefit for stock-based incentives were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Long-term stock awards	$12	$12	$41	$43
Stock options	11	18	36	36
Phantom stock awards and stock appreciation rights	(5)	(1)	(7)	(2)

Total	$18	$29	$70	$77

Income tax benefit	$7	$11	$26	$29

Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – continued:
The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2007	2006
Unvested stock award shares, January 1	9	9
Weighted average grant date fair value	$27	$25

Stock award shares granted	2	2
Weighted average grant date fair value	$31	$29

Stock award shares vested	2	2
Weighted average grant date fair value	$25	$24

Stock award shares forfeited	—	—
Weighted average grant date fair value	$28	$26

Unvested stock award shares, September 30	9	9
Weighted average grant date fair value	$28	$27
At September 30, 2007, there was $189 million of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2007 was $47 million.

Stock Options

The Company granted 4,656,500 of stock option shares, including restoration stock option shares, in the first nine months of 2007 with a grant date exercise price range of $26 to $34 per share. In the first nine months of 2007, 1,847,400 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – continued:
The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2007		2006
Option shares outstanding, January 1	26		27
Weighted average exercise price	$26		$26

Option shares granted, including restoration options	5		4
Weighted average exercise price	$30		$27

Option shares exercised	3		3
Aggregate intrinsic value on date of exercise (A)	$26	million	$18	million
Weighted average exercise price	$23		$25

Option shares forfeited	2		1
Weighted average exercise price	$30		$30

Option shares outstanding, September 30	26		27
Weighted average exercise price	$27		$26
Weighted average remaining option term (in years)	7		6

Option shares vested and expected to vest, September 30	26		27
Weighted average exercise price	$27		$26
Aggregate intrinsic value (A)	$16	million	$67	million
Weighted average remaining option term (in years)	7		6

Option shares exercisable (vested), September 30	13		13
Weighted average exercise price	$26		$25
Aggregate intrinsic value (A)	$14	million	$51	million
Weighted average remaining option term (in years)	5		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At September 30, 2007, there was $87 million of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average vesting period of three years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	September 30,
	2007	2006
Weighted average grant date fair value	$9.11	$8.31
Risk-free interest rate	4.79%	4.90%
Dividend yield	2.93%	3.11%
Volatility factor	31.85%	34.21%
Expected option life	7 years	7 years
C.	During the first nine months of 2007, the Company acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc. (Installation and Other Services segment). Erickson Construction Company, headquartered in Arizona, provides pre-fabricated wall panels and millwork for residential builders in Arizona, California and Nevada. Guy Evans, Inc., headquartered in California, is an installer of millwork, doors, windows and bath hardware for residential builders in California and Nevada. These two acquisitions allow the Company to expand the products and services it offers to its customers, and had combined annual sales in 2006 of approximately $200 million. The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The aggregate net purchase price for all of these acquisitions was $188 million and included cash of $183 million and assumed debt of $5 million.

D.	During the second quarter of 2007, the Company determined that a European business unit in the Decorative Architectural Products segment was not core to the Company’s long-term growth strategy, and, accordingly, embarked on a plan of disposition. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has accounted for this business unit, as well as a business unit which was sold in 2006, as discontinued operations.

Selected financial information for the discontinued operations during the period owned by the Company, and the net losses reflecting the anticipated sale of the 2007 discontinued operation, which offset gains related to the receipt of final purchase price payments related to discontinued operations in prior years, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$19	$33	$54	$100

Income from discontinued operations	$—	$3	$2	$8
(Loss) gain on disposal of discontinued operations, net	(4)	50	(1)	51

(Loss) income before income taxes	(4)	53	1	59
Income tax	—	(26)	(1)	(28)

(Loss) income from discontinued operations, net	$(4)	$27	$—	$31

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D – concluded:
The assets ($67 million) and liabilities ($24 million) of the 2007 discontinued operation have been included in assets and liabilities held for sale included in other assets and deferred income taxes and other, respectively, in the Company’s condensed consolidated balance sheet at September 30, 2007.

During the first nine months of 2007, the Company completed the sale of two small business units for cash proceeds of $10 million. These small business units in the Plumbing Products segment had combined net sales and operating profit of $33 million and $3 million, respectively, for the year ended December 31, 2006 and were included in continuing operations through their respective dates of sale. The Company recognized a net loss of $6 million in the nine months ended September 30, 2007, included in other, net, in continuing operations, related to the sale of these business units.

E.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by segment, were as follows, in millions:

	Balance			Balance
	Dec. 31, 2006	Additions(A)	Other(B)	September 30, 2007
Cabinets and Related Products	$288	$—	$5	$293
Plumbing Products	504	41	21	566
Installation and Other Services	1,740	71	(1)	1,810
Decorative Architectural Products	300	—	—	300
Other Specialty Products	1,125	1	13	1,139

Total	$3,957	$113	$38	$4,108

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $257 million and $246 million at September 30, 2007 and December 31, 2006, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $114 million and $60 million at September 30, 2007 and December 31, 2006, respectively (net of accumulated amortization of $63 million and $51 million at September 30, 2007 and December 31, 2006, respectively) and principally included customer relationships and non-compete agreements.

F.	Depreciation and amortization expense was $185 million and $183 million for the nine months ended September 30, 2007 and 2006, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
G.	The Company has maintained investments in marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2007	2006
Auction rate securities	$19	$—
Marketable securities	10	72
TriMas Corporation	33	30
Asahi Tec Corporation — common and preferred stock	54	—
Private equity funds	170	211
Metaldyne Corporation	—	57
Other investments	16	9

Total	$302	$379

The Company’s investments in available-for-sale securities at September 30, 2007 (including auction rate securities, TriMas Corporation and Asahi Tec Corporation common and preferred stock) and December 31, 2006 were as follows, in millions:

		Pre-tax Unrealized		Recorded
	Cost Basis	Gains	Losses	Basis
September 30, 2007	$118	$4	$(6)	$116

December 31, 2006	$67	$9	$(4)	$72
Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Realized gains from marketable securities	$2	$—	$9	$12
Realized losses from marketable securities	(2)	(1)	(4)	(9)
Dividend income from marketable securities	—	1	1	2
Income from other investments, net	11	10	34	23
Dividend income from other investments	—	—	5	6

Income from financial investments, net	$11	$10	$45	$34

Impairment charges:
Private equity funds	$(6)	$(8)	$(10)	$(40)
Auction rate securities	(3)	—	(3)	—
Marketable securities	(3)	—	(9)	—
Metaldyne Corporation	—	—	—	(40)
TriMas Corporation	—	—	—	(6)

Impairment charges for financial investments	$(12)	$(8)	$(22)	$(86)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – continued:
On January 11, 2007, the acquisition of Metaldyne by Asahi Tec Corporation (“Asahi Tec”), a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock, received in exchange for the Company’s investment in Metaldyne, was $72 million. The Asahi Tec common and preferred stock are restricted from sale for up to 24 months from the transaction date. The preferred stock accrues dividends at an annual rate of 3.75% pay-in-kind or 1.75% cash at the discretion of Asahi Tec; the Company has elected to record such dividends when cash proceeds are received. As a result of the transaction, the Company recognized a gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income for the nine months ended September 30, 2007, in income from other investments, net. Any unrealized gains or losses related to the change in fair value of the Asahi Tec common and preferred stock at September 30, 2007 have been recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. For the three months and nine months ended September 30, 2007, the unrealized loss of $5 million and $16 million, respectively, related to the fair value of the derivative related to the conversion feature on the preferred stock, has been included in the Company’s consolidated statement of income, in income from other investments, net. At September 30, 2007, the Company had a net investment in Asahi Tec of $57 million, including $54 million of common and preferred stock and $3 million, included in other investments, related to the conversion derivative.

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

For its investments in marketable securities, the Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review for the third quarter of 2007, the Company recognized a non-cash, pre-tax impairment charge of $3 million related to its investment in Asahi Tec (Tokyo Stock Exchange: 5606.T) common stock. For the nine months ended September 30, 2007, the Company recognized a non-cash, pre-tax impairment charge of $9 million related to its investments in Furniture Brands International (NYSE: FBN) and Asahi Tec common stock.

During the quarter ended September 30, 2007, the Company determined that the decline in the estimated value of certain private equity fund investments, with an aggregate carrying value of $42 million prior to the impairment, was other-than-temporary. For the three months and nine months ended September 30, 2007, the Company recognized non-cash, pre-tax impairment charges of $6 million and $10 million, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – concluded:
The remaining private equity fund investments at September 30, 2007 and December 31, 2006, with an aggregate carrying value of $134 million and $211 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

From time to time, the Company invests its excess cash in short-term financial instruments including auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 and 35 days. During the quarter ended September 30, 2007, the Company revised the classification of investments in auction rate securities from cash and cash investments to available-for-sale securities. These securities are included in other assets on the consolidated balance sheet as of September 30, 2007. There were no investments in auction rate securities at December 31, 2006. The Company has also made corresponding adjustments to the condensed consolidated statement of cash flows for the periods ended September 30, 2007 and 2006, to reflect the gross cash purchases and sales of these securities in cash flows (for) investing activities. These changes in classification do not affect previously reported consolidated statements of income or cash flows from operating activities in any prior period. In the third quarter of 2007, the Company determined that the decline in the fair value of its auction rate securities was other-than-temporary, and recognized a non-cash, pre-tax impairment charge of $3 million related to these investments. The Company has $19 million in auction rate securities investments at September 30, 2007.

Investments in auction rate securities were $94 million at December 31, 2005. For the years ended December 2006 and 2005, gross cash provided by and (used in) activities related to these investments was $1,129 million and $(1,035) million and $419 million and $(513) million, respectively; previously the net amounts had been included in cash and cash investments in the consolidated statements of cash flows. There was no activity related to these investments in 2004.

H.	On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Company’s Zero Coupon Convertible Senior Notes (“Notes”) required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability was paid in 2007. Subsequent to the repurchase, there were outstanding $108 million principal amount at maturity of such Notes, with an accreted value of $52 million, which has been included in long-term debt at September 30, 2007, as the next put option date is July 20, 2011. The Company may at any time redeem all or part of the Notes at their then accreted value.

In the first nine months of 2007, the Company also retired $300 million of floating-rate notes due March 9, 2007 and $300 million of 4.625% notes due August 15, 2007. On March 14, 2007, the Company issued $300 million of floating-rate notes due 2010; the interest rate is determined based upon the three-month LIBOR plus 30 basis points. On March 14, 2007, the Company also issued $300 million of fixed-rate 5.85% notes due 2017. These debt issuances provided net proceeds of $596 million and were in consideration of the March and August 2007 debt maturities.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
I.	At September 30, 2007 and December 31, 2006, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in retained earnings and paid-in capital was as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
Balance at January 1	$3,575	$4,286
Net income	537	488
Shares issued	109	56
Shares retired:
Repurchased	(775)	(825)
Surrendered (non-cash)	(15)	(19)
Cash dividends declared	(260)	(352)
Stock-based compensation	78	117
Cumulative effect of accounting change regarding income tax uncertainties (Note Q)	(26)	—
Other	(7)	—
Reclassification of stock award activity	—	(176)

Balance at end of period	$3,216	$3,575

     The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$205	$252	$537	$675
Other comprehensive income (loss):
Cumulative translation adjustments, net	71	45	115	149
Unrealized (loss) on marketable securities, net	—	(1)	(5)	(6)
Prior service cost and net loss, net	2	—	4	1

Total	$278	$296	$651	$819

The unrealized (loss) on marketable securities, net, is net of income tax (benefit) of $(4) million for the nine months ended September 30, 2007, and $(4) million for the nine months ended September 30, 2006. The prior service cost and net loss, net is net of income tax of $2 million for the nine months ended September 30, 2007.

The components of accumulated other comprehensive income were as follows, in millions:

	September 30,	December 31,
	2007	2006
Cumulative translation adjustments, net	$742	$627
Unrealized (loss) gain on marketable securities, net	(2)	3
Unrecognized prior service cost and net loss, net	(114)	(118)

Total	$626	$512

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I – concluded:
The unrealized (loss) gain on marketable securities, net, is reported net of income tax (benefit) of $(2) million and $2 million at September 30, 2007 and December 31, 2006, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax (benefit) of $(64) million and $(66) million at September 30, 2007 and December 31, 2006, respectively.

J.	As part of the December 2002 agreement relating to the Company’s acquisition of an additional 37 percent equity ownership of Hansgrohe AG, in May 2007, certain minority shareholders (representing four percent of Hansgrohe outstanding shares) required the Company to purchase such shares of Hansgrohe with Company common stock. In May 2007, the Company issued two million shares of Company common stock with a value of $56 million for the additional ownership in Hansgrohe, resulting in a majority ownership of approximately 68 percent. The aggregate minority interest, net of dividends, of $107 million and $108 million at September 30, 2007 and December 31, 2006, respectively, was recorded in the caption deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.
K.	The net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$5	$—	$5	$—
Interest cost	11	1	10	2
Expected return on plan assets	(12)	—	(10)	—
Amortization of prior service cost	—	1	—	—
Amortization of net loss	1	—	1	1

Net periodic pension cost	$5	$2	$6	$3

	Nine Months Ended September 30,
	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$14	$2	$15	$2
Interest cost	34	5	32	6
Expected return on plan assets	(38)	—	(34)	—
Amortization of prior service cost	—	1	1	1
Amortization of net loss	4	1	4	3

Net periodic pension cost	$14	$9	$18	$12

The Company recognized $2 million and $6 million of pre-tax net loss in net periodic pension cost from accumulated other comprehensive income for the three months and nine months ended September 30, 2007, respectively.

In the first nine months of 2007, the Company contributed approximately $30 million to its qualified funded defined benefit pension plans.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2007	2006	2007	2006	2007	2006	2007	2006

	Net Sales(A)		Operating Profit		Net Sales(A)		Operating Profit

The Company’s operations by segment were:
Cabinets and Related Products	$736	$826	$105	$105	$2,164	$2,541	$273	$349
Plumbing Products	878	848	101	81	2,617	2,487	275	237
Installation and Other Services	689	814	60	89	2,026	2,432	148	279
Decorative Architectural Products	468	461	113	107	1,422	1,366	320	305
Other Specialty Products	288	330	39	69	843	961	116	178

Total	$3,059	$3,279	$418	$451	$9,072	$9,787	$1,132	$1,348

The Company’s operations by geographic area were:
North America	$2,417	$2,710	$346	$392	$7,223	$8,189	$948	$1,169
International, principally Europe	642	569	72	59	1,849	1,598	184	179

Total, as above	$3,059	$3,279	418	451	$9,072	$9,787	1,132	1,348

General corporate expense, net			(44)	(52)			(144)	(153)
Gain on sale of corporate fixed assets, net			—	—			8	—

Operating profit			374	399			996	1,195
Other income (expense), net			(45)	(44)			(130)	(173)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net			$329	$355			$866	$1,022

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
M.	Other, net, which is included in other income (expense), net, included the following, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from cash and cash investments	$8	$6	$31	$25
Other interest income	—	—	2	2
Income from financial investments, net (Note G)	11	10	45	34
Other items, net	13	2	11	23

Total	$32	$18	$89	$84

Other items, net, for the three months and nine months ended September 30, 2007 included $8 million and $11 million, respectively, of realized currency gains. Other items, net, for the three months and nine months ended September 30, 2006 included $3 million and $14 million, respectively, of realized currency gains.
N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$209	$225	$537	$647
(Loss) income from discontinued operations, net	(4)	27	—	31
Cumulative effect of accounting change, net	—	—	—	(3)

Net income	$205	$252	$537	$675

Denominator:
Basic common shares (based on weighted average)	365	388	372	397
Add:
Contingent common shares	1	4	3	3
Stock option dilution	1	1	1	2

Diluted common shares	367	393	376	402

Income per common share amounts for the first three quarters of 2007 and 2006 do not total to the per common share amounts for the nine months ended September 30, 2007 and 2006, respectively, due to the timing of common stock repurchases.

For both the three months and nine months ended September 30, 2007 and 2006, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at September 30, 2007 and 2006 did not exceed the equivalent accreted value of the Notes.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N – concluded:
Additionally, 20 million and 19 million common shares, respectively, for the three months and nine months ended September 30, 2007, respectively and 17 million and 16 million common shares, respectively, for the three months and nine months ended September 30, 2006, related to stock options, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million common shares at September 30, 2007); shares outstanding for legal requirements include all common shares that have voting rights (including unvested stock awards).

For the three months and nine months ended September 30, 2007, the Company repurchased and retired 7 million shares and 29 million shares, respectively, of Company common stock for cash aggregating $164 million and $804 million, respectively. In July 2007, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of Company common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2006. At September 30, 2007, the Company had 43 million shares of its common stock remaining under the 2007 authorization.

O.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit has been brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia alleging that certain practices violate provisions of the federal antitrust laws; the complaint requests class action certification. Consistent with its position regarding several similar lawsuits that have been dismissed, the Company is vigorously defending this lawsuit as well as several other similar lawsuits that are currently pending. The Company believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment but does not believe that any adverse judgment would have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
P.    A reconciliation of the Company’s warranty liability was as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
Balance at January 1	$120	$105
Accruals for warranties issued during the period	42	69
Accruals related to pre-existing warranties	12	7
Settlements made (in cash or kind) during the period	(42)	(62)
Other, net (including currency translation)	(7)	1

Balance at end of period	$125	$120

Q.	In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those tax benefits that the Company estimates have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN No. 48 also provides guidance on financial statement classification and disclosure, and the accounting for interest, penalties, interim periods and transition.
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

The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Internal Revenue Service (“IRS”) has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2005. The proposed adjustments by the IRS are not material. Beginning with the 2006 consolidated U.S. Federal income tax return, the Company has been selected by the IRS to participate in the Compliance Assurance Program (“CAP”). CAP is a real-time audit of the Federal income tax return that allows the IRS, working in conjunction with the Company, to determine tax return compliance with the Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording Federal unrecognized tax benefits. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2002.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note Q – concluded:
The Company records interest and penalties on its unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had accrued approximately $19 million for interest and penalties.

During the third quarter of 2007, the Company reduced its liability for unrecognized tax benefits, including interest and penalties, by approximately $14 million due primarily to the settlement and closing of certain tax audits in various jurisdictions. Of this reduction, approximately $4 million, net of any Federal tax benefit, reduced income tax expense in the third quarter of 2007.

As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for unrecognized tax benefits could be reduced by approximately $10 million.

MASCO CORPORATION
Item 2.                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2007 AND THE FIRST NINE MONTHS 2007 VERSUS
THIRD QUARTER 2006 AND THE FIRST NINE MONTHS 2006
SALES AND OPERATING PROFIT MARGINS
     The following table sets forth the Company’s net sales and operating profit margins by segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		Increase (Decrease)
	2007	2006	2007 vs. 2006
Net Sales:
Cabinets and Related Products	$736	$826	(11%)
Plumbing Products	878	848	4%
Installation and Other Services	689	814	(15%)
Decorative Architectural Products	468	461	2%
Other Specialty Products	288	330	(13%)

Total	$3,059	$3,279	(7%)

North America	$2,417	$2,710	(11%)
International, principally Europe	642	569	13%

Total	$3,059	$3,279	(7%)

	Nine Months Ended
	September 30,
	2007	2006
Net Sales:
Cabinets and Related Products	$2,164	$2,541	(15%)
Plumbing Products	2,617	2,487	5%
Installation and Other Services	2,026	2,432	(17%)
Decorative Architectural Products	1,422	1,366	4%
Other Specialty Products	843	961	(12%)

Total	$9,072	$9,787	(7%)

North America	$7,223	$8,189	(12%)
International, principally Europe	1,849	1,598	16%

Total	$9,072	$9,787	(7%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Profit Margins: (A)
Cabinets and Related Products	14.3%	12.7%	12.6%	13.7%
Plumbing Products	11.5%	9.6%	10.5%	9.5%
Installation and Other Services	8.7%	10.9%	7.3%	11.5%
Decorative Architectural Products	24.1%	23.2%	22.5%	22.3%
Other Specialty Products	13.5%	20.9%	13.8%	18.5%

North America	14.3%	14.5%	13.1%	14.3%
International, principally Europe	11.2%	10.4%	10.0%	11.2%
Total	13.7%	13.8%	12.5%	13.8%

Total operating profit margin, as reported	12.2%	12.2%	11.0%	12.2%

(A)	Before general corporate expense of $44 million and $144 million for the three-month and nine-month periods ended September 30, 2007, respectively. Before general corporate expense of $52 million and $153 million for the three-month and nine-month periods ended September 30, 2006, respectively.

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
NET SALES
     Net sales decreased for both the three-month and nine-month periods ended September 30, 2007 from the comparable periods of 2006. Excluding results from acquisitions and the effect of currency translation, net sales decreased ten percent for both the three-month and nine-month periods ended September 30, 2007 from the comparable periods of 2006. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales, as reported	$3,059	$3,279	$9,072	$9,787
Acquisitions	(62)	—	(132)	—

Net sales, excluding acquisitions	2,997	3,279	8,940	9,787
Currency translation	(47)	—	(143)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,950	$3,279	$8,797	$9,787

     Net sales from North American operations for the three-month and nine-month periods ended September 30, 2007 decreased compared with the same periods of 2006, primarily due to the continued decline in the new home construction market and a continuing moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets. North American sales were negatively affected by lower sales volume of installation and other services, assembled cabinets and windows and doors in the new home construction market. In addition, North American net sales were negatively affected by lower retail sales volume of certain products, including cabinets, partially offset by increased retail sales volume of paint and stains.
     Net sales from International operations for the three-month and nine-month periods ended September 30, 2007 increased compared with the same periods of 2006. In local currencies, net sales from International operations increased five percent and seven percent for the three-month and nine-month periods ended September 30, 2007, respectively, and were positively affected by increased sales of plumbing products and ready-to-assemble cabinets. Net sales from International operations were positively affected by a weaker U.S. dollar, principally against the Euro, which increased net sales by eight percent and nine percent for the three-month and nine-month periods ended September 30, 2007, respectively.

MASCO CORPORATION
Item 2.                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased for both the three-month and nine-month periods ended September 30, 2007 compared with the same periods of 2006 primarily due to a decline in sales volume of assembled cabinets in the new home construction market and lower sales volume of cabinets in the North American retail market, partially offset by certain selling price increases and increased sales of International ready-to-assemble cabinets. These results were also partially offset by a weaker U.S. dollar which had a positive effect on the translation of local currencies of European operations included in this segment.
     Net sales of Plumbing Products increased for both the three-month and nine-month periods ended September 30, 2007 compared with the same periods of 2006, primarily due to increased sales volume of certain European operations and increased selling prices, which offset lower sales volume through the North American wholesale distribution channel. A weaker U.S. dollar had a positive effect on the translation of local currencies of European operations included in this segment.
     Net sales of Installation and Other Services decreased for both the three-month and nine-month periods ended September 30, 2007 compared with the same periods of 2006, due to lower sales volume related to the continued slowdown in the new home construction market and declines in selling prices, partially offset by acquisitions.
     Net sales of Decorative Architectural Products increased for both the three-month and nine-month periods ended September 30, 2007 compared with the same periods of 2006, primarily due to higher retail sales volume of paints and stains.
     Net sales of Other Specialty Products decreased for both the three-month and nine-month periods ended September 30, 2007 compared with the same periods of 2006, primarily due to lower sales volume of windows and doors, due to the continued slowdown in the new home construction market, particularly in the Western United States. A weaker U.S. dollar had a positive effect on the translation of local currencies of European operations included in this segment.
OPERATING MARGINS
     The Company’s gross profit margins were 28.2 percent and 27.8 percent, respectively, for the three-month and nine-month periods ended September 30, 2007 compared with 28.0 percent and 28.3 percent, respectively, for the comparable periods of 2006. Selling, general and administrative expenses as a percentage of sales were 16.0 percent and 16.8 percent, respectively, for the three-month and nine-month periods ended September 30, 2007 compared with 15.9 percent for both the comparable periods of the prior year. Increased selling, general and administrative expenses as a percentage of sales in 2007 reflect increased advertising costs and severance costs. Results in 2007 were adversely affected by a continuing decline in new home construction and a moderation in consumer spending in North America, both of which negatively impacted the sales volume of certain products. Such declines were partially offset by selling price increases, net reductions of certain variable expenses reflecting lower sales and operating performance, and the benefits associated with the Company’s profit improvement programs.

MASCO CORPORATION
Item 2.                                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As part of its profit improvement programs, the Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions and other initiatives. For the three-month and nine-month periods ended September 30, 2007, the Company incurred net costs and charges of $12 million and $60 million, respectively, related to profit improvement programs, net of an $8 million gain from the sale of fixed assets. For the three-month and nine-month periods ended September 30, 2006, the Company incurred costs and charges of $9 million and $52 million, respectively, related to profit improvement programs.
     Operating profit margins in the Cabinets and Related Products segment were adversely affected by costs and charges of $2 million and $17 million for the three-month and nine-month periods ended September 30, 2006, respectively, related to the closure of a relatively small cabinet manufacturing facility; excluding these costs and charges, operating profit margins were 13.0 percent and 14.4 percent for the three-month and nine-month periods ended September 30, 2006, respectively. Operating profit margins in this segment were negatively affected by a decline in sales volume in 2007, as well as increased plant start-up and severance costs, which were partially offset by selling price increases. In the third quarter of 2007, such declines were additionally offset by a gain on the sale of a manufacturing facility and benefits associated with profit improvement programs, as well as improved performance of certain European operations.
     Operating profit margins in the Plumbing Products segment were adversely affected by costs and charges of $7 million and $35 million for the three-month and nine-month periods ended September 30, 2006, respectively, related to profit improvement programs; excluding these costs and charges, operating profit margins were 10.4 percent and 10.9 percent for the three-month and nine-month periods ended September 30, 2006, respectively. Operating profit margins in this segment were negatively affected by increased commodity costs in early 2007, as well as a less favorable product mix and declining sales volume to certain retail customers, offset by selling price increases and the reduction of certain variable expenses.
     The decline in operating profit margins in the Installation and Other Services segment was primarily due to lower sales volume related to the continued slowdown in the new home construction market and lower selling prices, as well as costs related to systems implementation and severance. Partially offsetting these declines were reductions in material costs, as well as reduced compensation expense and benefits associated with the profit improvement programs.
     The improvement in operating profit margins for the Decorative Architectural Products segment was primarily due to increased sales volume of paints and stains, partially offset by increased advertising costs.
     The decline in operating profit margins in the Other Specialty Products segment was primarily due to lower sales volume of windows and doors in the new home construction market, and lower results of European operations, partially offset by a more favorable product mix.
OTHER INCOME (EXPENSE), NET
     Other, net included $11 million and $34 million for the three-month and nine-month periods ended September 30, 2007, respectively, of income from other investments, net. Other, net, for the nine-month period ended September 30, 2007 included $5 million of realized gains, net, from the sale of marketable securities, and $6 million of dividend income. Other items, net, for the three-month and nine-month periods ended September 30, 2007 included $8 million and $11 million, respectively, of realized currency gains.

MASCO CORPORATION
Item 2.                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other, net, for the three-month and nine-month periods ended September 30, 2006 included $(1) million and $3 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $1 million and $8 million, respectively, of dividend income and $10 million and $23 million, respectively, of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2006 included $3 million and $14 million, respectively, of realized currency gains.
     For the three-month and nine-month periods ended September 30, 2007, the Company recognized non-cash, pre-tax impairment charges related to financial investments of $12 million and $22 million, respectively.
     Interest expense for the three-month and nine-month periods ended September 30, 2007 increased $11 million and $26 million to $65 million and $197 million, respectively, compared with interest expense of $54 million and $171 million, respectively, for the same periods of 2006. The increase in interest expense is primarily due to increasing interest rates and the issuance of higher interest rate debt in October 2006 and March 2007. These debt issuances were in consideration of the 2007 debt payments.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations before the cumulative effect of accounting change, net, for the three-month and nine-month periods ended September 30, 2007 was $209 million and $537 million, respectively, compared with $225 million and $647 million, respectively, for the comparable periods of 2006. Diluted earnings per common share from continuing operations before the cumulative effect of accounting change, net, for the three-month and nine-month periods ended September 30, 2007 were $.57 and $1.43 per common share, respectively, compared with $.57 and $1.61 per common share, respectively, for the comparable periods of 2006. The Company’s effective tax rate was 33.1 percent and 34.9 percent for the three-month and nine-month periods ended September 30, 2007, respectively, compared with 34.6 percent for both the same periods of 2006. The decrease in the effective tax rate for the third quarter of 2007 is principally due to a decrease in certain deferred tax liabilities resulting from the reduction in the German income tax rate enacted in the third quarter of 2007 and due to the adjustment of estimated U.S. Federal tax accruals to actual tax results reported on tax returns finalized in the third quarter of 2007. The impact of the lower effective tax rate in the third quarter 2007 is expected to be partially offset in the fourth quarter of 2007 by higher taxes on distributions from foreign operations. The Company estimates that its effective tax rate should continue to approximate 35 to 36 percent for the full-year 2007.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 2.0 to 1 and 1.5 to 1 at September 30, 2007 and December 31, 2006, respectively. The improvement in the current ratio is due to the repayment of $825 million of Zero Coupon Convertible Notes, $300 million of 4.625% notes and $300 million of floating-rate notes in the first nine months of 2007.

MASCO CORPORATION
Item 2.                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the nine months ended September 30, 2007, cash of $815 million was provided by operating activities. Cash used for financing activities was $1,867 million, and included $262 million for the payment of cash dividends, $804 million for the repurchase and retirement of Company common stock in open-market transactions, $825 million related to the Zero Coupon Convertible Senior Notes put option, $300 million for the retirement of floating-rate notes due March 9, 2007 and $300 million for the retirement of 4.625% notes due August 15, 2007. Cash provided by financing activities included $60 million from the issuance of Company common stock for the exercise of stock options and $596 million from the issuance of notes (net of issuance costs). Cash used for investing activities was $243 million, and included $174 million for capital expenditures and $190 million for the acquisition of companies, offset in part by $94 million of net proceeds from the sale of financial investments and $41 million of net proceeds from the disposition of property and equipment.
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
OUTLOOK FOR THE COMPANY
     Economic conditions remain uncertain in a number of the Company’s markets. Housing starts have declined dramatically in the last 18 months due to previous excessive speculative buying, reduced affordability and less attractive mortgage terms. The subprime mortgage issues that have plagued the new home construction market in recent months have made it more difficult to obtain a mortgage, adding to an already difficult market for new homes. As a result, the Company reduced its full-year 2007 housing starts estimate to approximately 1.35 million from 1.4 million and the Company expects further declines in housing starts over the next several quarters. In addition, the Company continues to see a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2007, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the third quarter of 2007, the Company began a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Contractor Services, one of the Company’s larger business units. The new ERP system is a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The business process engineering of this initiative is significant in scale and complexity, and will result in significant modifications to certain internal controls. The implementation of the new ERP system has been designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.

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
Item 2C. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2007, in millions except average price paid per common share data:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
7/1/07- 7/31/07	1	$27.59	1	49

8/1/07- 8/31/07	4	$26.31	4	45

9/1/07- 9/30/07	2	$24.40	2	43

Total for the quarter	7	$25.89	7
In July 2007, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company’s common stock in open-market transactions or otherwise, replacing the previous Board of Directors’ authorization established in May 2006.
Items 2A, 2B, 3, 4 and 5 are not applicable.

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

October 31, 2007

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