Form 10-K
period 2007-12-31
MASCO CORP /DE/
filed 2008-02-22
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File Number 1-5794

MASCO CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan (Address of Principal Executive Offices)	48180 (Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $1.00 par value Zero Coupon Convertible Senior Notes Series B Due 2031	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 29, 2007 (based on the closing sale price of $28.47 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $10,405,753,000.

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2008:

364,700,000 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2007 Annual Report on Form 10-K

PART I

Item 1.	Business.

Masco Corporation manufactures, distributes and installs home improvement and building products, with emphasis on brand name consumer products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows and is one of the largest installers of building products for the new home construction market. The Company generally provides broad product offerings in a variety of styles and price points and distributes products through multiple channels including home builders and wholesale and retail channels. Approximately 80 percent of the Company’s 2007 sales were generated by North American operations. The balance of sales were made by our other operations, located principally in Belgium, China, Denmark, Germany, The Netherlands and the United Kingdom.

The Company’s businesses operate in five segments arranged by similarity in products and services. The following table sets forth, for the three years ended December 31, 2007, the contribution of the Company’s segments to net sales and operating profit. Additional financial information concerning the Company’s operations by segment and by geographic regions, as well as general corporate expense, as of and for the three years ended December 31, 2007, is set forth in Note P to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2007	2006	2005

Cabinets and Related Products	$2,829	$3,286	$3,324
Plumbing Products	3,449	3,296	3,176
Installation and Other Services	2,615	3,158	3,063
Decorative Architectural Products	1,771	1,717	1,612
Other Specialty Products	1,106	1,261	1,325

Total	$11,770	$12,718	$12,500

	Operating Profit (1)(2)(3)(4)
	2007	2006	2005

Cabinets and Related Products	$336	$122	$515
Plumbing Products	265	280	367
Installation and Other Services	176	344	382
Decorative Architectural Products	383	371	275
Other Specialty Products	(28)	225	229

Total	$1,132	$1,342	$1,768

(1)	Amounts exclude discontinued operations.

(2)	Operating profit is before general corporate expense and gains on sale of corporate fixed assets, net.

(3)	Operating profit is before income regarding the Behr litigation settlement of $1 million and $6 million in 2006 and 2005, respectively, pertaining to the Decorative Architectural Products segment.

(4)	Operating profit includes impairment charges for goodwill and other intangible assets as follows: For 2007 – Plumbing Products – $69 million; and Other Specialty Products – $158 million. For 2006 – Cabinets and Related Products – $316 million; and Plumbing Products – $1 million. For 2005 – Plumbing Products – $7 million; and Other Specialty Products – $36 million.

Except as the context otherwise indicates, the terms “Masco” and the “Company” refer to Masco Corporation and its consolidated subsidiaries.

Cabinets and Related Products

In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, the Company manufactures and sells assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are sold under a number of trademarks including KRAFTMAID®, MILL’S PRIDE®, TVILUM- SCANBIRKtm and WOODGATEtm primarily to dealers and home centers, and under the names MERILLAT®, MOOREStm and QUALITY CABINETS® primarily to distributors and homebuilders for both the home improvement and new home construction markets. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major home improvement products. A significant portion of our sales for the home improvement market are made through home center retailers.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large competitors and numerous local and regional competitors. In addition to price, the Company believes that competition in this industry is based largely on product quality, responsiveness to customer needs and product features. Significant North American competitors include American Woodmark Corporation, Fortune Brands, Inc. and Cardell Cabinetry.

In 2007, the Company completed additions to its North American cabinet manufacturing capacity, which were undertaken in order to meet increased demand for cabinet products. The anticipated benefits of the new capacity have not been realized due to the decline in new home construction and consumer spending activity since 2006.

Plumbing Products

In North America, the Company sells a wide variety of faucet and showering devices that are manufactured by or for the Company. Products are sold under various brand names including DELTA®, PEERLESS®, HANSGROHE®, BRASSTECH®, BRIZO®, NEWPORT BRASS®, AXOR®, ALSONS® and PLUMB SHOP®. Products include single- and double-handle faucets, showerheads, handheld showers and valves, which are sold by manufacturers’ representatives and Company sales personnel to major retail accounts and to distributors who sell these products to plumbers, building contractors, remodelers, smaller retailers and others. The Company sells kitchen and bath faucets, showering devices and various other plumbing products for European markets under the brand names HANSGROHE, BRISTANtm, AXOR and DAMIXA®, which are sold through multiple distribution channels.

Masco believes that its faucet operations are among the leaders in sales in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. The Company also has several major competitors among the European manufacturers, primarily in Germany and Italy, including Friedrich Grohe. The Company faces significant competition from private label products (including house brands sold by certain of the Company’s customers). Many of the faucet and showering products with which the Company’s products compete are manufactured in Asia. As part of the Company’s strategy for the Plumbing Products segment, these businesses have been reducing the volume of products manufactured domestically and increasing their Asian manufacturing and sourcing of products.

Other plumbing products manufactured and sold by the Company include AQUA GLASS®, MIROLIN® and AMERICAN SHOWER & BATHtm acrylic and gelcoat bath and shower enclosure units, shower trays and laundry tubs, which are sold primarily to wholesale plumbing distributors and home center retailers for the North American home improvement and new home construction markets. The Company’s spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Lasco, Maax and Jacuzzi. HÜPPE® and BREUERtm shower enclosures are sold by the Company through wholesale channels and home centers primarily in Germany and western Europe. HERITAGEtm ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers. GLASStm and PHAROtm acrylic bathtubs and steam shower enclosures are also sold in Europe.

Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home center retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT® and BRASSTECH trademarks and for the “do-it-yourself” market under the MASTER PLUMBER® and PLUMB SHOP trademarks and are also sold under private label.

In addition to price, the Company believes that competition in its Plumbing Products markets is based largely on brand reputation, product quality, product features, and breadth of product offering.

A substantial portion of the Company’s plumbing products are made from brass, the major components of which are copper and zinc. From time to time, the Company has encountered volatility in the price of brass. In addition, legislation enacted in California to become effective in January 2010 mandates new standards for acceptable lead content in plumbing products sold in California. Similar legislation is being considered by other states. Faucet manufacturers, including the Company, will be required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets. An increase in the demand for lead-free brass may cause a shortage of supply and resulting price increases and could adversely impact this segment’s operating results.

Installation and Other Services

The Company’s Installation and Other Services segment sells installed building products and distributes building products primarily to the new home construction industry, and to a lesser extent, the commercial construction market, throughout the United States. Historically, the Company concentrated on the installation and distribution of insulation, which comprised approximately 12 percent, 15 percent and 15 percent of the Company’s consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Net sales of non-insulation products (both installed and distributed) in 2007 represented approximately 46 percent of the segment’s net sales. Our offering of installed building products includes insulation, cabinetry, gutters, fireplaces, garage doors and framing components. Distributed products include insulation, insulation accessories, gutters, roofing, cabinetry and fireplaces. Collaboration with other Company businesses has resulted in sales of installed Company products, such as cabinetry, windows, paint and bath accessories. Installed building products are sold primarily to custom and production homebuilders by the Company’s network of branch locations throughout most of the United States. Distributed products are sold primarily to contractors and dealers from distribution centers in various parts of the United States. As discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sales and operating results for the Installation and Other Services segment are significantly affected by the level of new home construction activity.

In addition to price, the Company believes that competition in this industry is based largely on customer service, range of products and services offered, and quality of installation service. The Company believes it is the largest national provider of installed insulation in the United States. Competitors include several regional contractors, as well as numerous local contractors and lumber yards.

The Company buys insulation from a limited number of large suppliers in the United States market. Historically, during periods of rapid growth in the new home construction market, the industry has encountered shortages of insulation, leading to price volatility and allocations of supply. As one of the country’s largest purchasers of insulation, the Company has been able to successfully meet its needs in the past, although the volatility of material costs does impact our financial performance.

The Installation and Other Services segment is a labor-intensive business. Significant changes in federal, state and local regulations addressing immigration and wages, as well as collective bargaining arrangements affecting wages and working conditions, could adversely affect the financial performance of the Company’s business.

Decorative Architectural Products

The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofing products. The products are sold in the United States and Canada under the brand names BEHR®, KILZ® and EXPRESSIONS® to the “do-it-yourself” and professional markets through home centers, paint stores and other retailers. BEHR products were also recently introduced in China. The KILZ brand is sold in North America through home center retailers and discount retailers, and through hardware stores, paint stores and dealers. Net sales of architectural coatings comprised approximately 13 percent, 11 percent and 11 percent of the Company’s consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Competitors in the architectural coatings market include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, the Company believes that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation.

The BEHR brand is sold through The Home Depot, the segment’s and the Company’s largest customer. The paint departments at The Home Depot stores include the Behr color center and computer kiosk with the COLOR SMART BY BEHR® computerized color-matching system that enables consumers to select and coordinate their paint-color selection. The loss of The Home Depot as a customer would significantly impact the segment’s business and that of the Company as a whole.

Titanium dioxide is a major ingredient in the manufacture of paint. Shortages of supply and cost increases for titanium dioxide in the past have resulted from surges in global demand and from disruption of refining capacity (i.e., Hurricane Katrina in the fall of 2005). Similar events in the future could adversely impact the financial performance of the Company’s business. Petroleum products are also used in the manufacture of architectural coatings. Significant increases in the cost of crude oil lead to higher raw material costs (i.e., for resins, solvents, packaging), which can adversely affect the segment’s results of operations.

The Decorative Architectural Products segment also includes LIBERTY® door, window and other hardware, which is manufactured for the Company and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Belwith, Umbra and Stanley. Decorative bath hardware and shower accessories are sold under the brand names FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home center retailers and other retailers. Competitors include Moen and Globe Union.

Other Specialty Products

The Company manufactures and sells vinyl, fiberglass and aluminum windows and doors under the MILGARD WINDOWS® brand name to the new home construction and home improvement markets, principally in the western United States. MILGARD WINDOWS products are sold primarily through dealers and, to a lesser extent, direct to production homebuilders and through lumberyards and home center retailers. The segment’s competitors in North America include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands. In the United Kingdom, the Company manufactures and sells windows, related products and components under several brand names including GRIFFINtm, CAMBRIANtm, PREMIERtm and DURAFLEXtm. Sales are primarily through dealers and wholesalers to the repair and remodeling markets. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors. In addition to price, the Company believes that competition in this industry is based largely on customer service and product quality.

The Company manufactures and sells a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW® and POWERSHOT®. These products are sold through various distribution channels including home center and other retailers and wholesalers. The principal North American competitor in this product line is Stanley.

The Company also manufactures residential hydronic radiators and heat convectors under the brand names BRUGMAN®, SUPERIAtm, THERMICtm and VASCO®, which are sold to the European wholesale market and to retail home centers from operations in Belgium, The Netherlands and Poland.

Additional Information

•	The Company holds United States and foreign patents, patent applications, licenses, trademarks and trade names. As a manufacturer and distributor of brand name products, we view our trademarks and other proprietary rights as important, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our present business as a whole.

•	All of the Company’s operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and remodeling.

•	Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material adverse effect on the Company’s earning or competitive position.

•	The Company does not consider backlog orders to be material.

•	At December 31, 2007, the Company employed approximately 52,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

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

A significant portion of our business relies on residential construction activity and general economic conditions.

A significant part of our business is affected by levels of home improvement (including repair and remodeling) and new home construction activity, principally in North America and Europe. Demographic factors, such as changes in population growth and household formations, affect levels of home improvement and new home construction over the long term. Significant factors that impact demand for home improvement and new home construction in the short term include the inventory levels of unsold new and existing homes, general and regional economic conditions, consumer confidence and credit, terms and availability of financing, affordability of homes, interest rates, energy costs, and, on a more localized basis, weather conditions and natural disasters. The new home construction market, in particular, is cyclical in nature. A discussion of the impact of the decline in new home construction and in consumer spending for home improvement items on our various segments and on the Company’s operating results is located under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

We rely on key customers and may encounter conflicts within and between our distribution channels.

The size and importance of individual customers to our businesses has increased as customers in our major distribution channels have consolidated. Larger customers can effect significant changes in their volume of purchases and can otherwise significantly affect the terms and conditions on which we do business. Further, during downturns in our markets, declines in the financial condition and creditworthiness of significant customers may impact the volume of our business, the credit risk involved and our terms of doing business with them. Sales of our home improvement and building products to home center retailers are substantial. In 2007, sales to the Company’s largest customer, The Home Depot, were $2.4 billion (approximately 20 percent of the Company’s consolidated net sales). Although builders, dealers and other retailers represent other channels of distribution for the Company’s products and services, the loss of a substantial portion of our sales to The Home Depot would have a material adverse impact on the Company.

As some of our customers expand their markets and their targeted customers, conflicts occur and in some instances we may also become their competitor. Increasingly, we are transacting business directly with our larger customers. These arrangements may undermine the business relationships we have with customers who purchase our products through traditional wholesale means. In addition, our large retail customers are increasingly requesting product exclusivity, which may impact our product offerings to other customers.

Our principal markets are becoming more competitive.

The major geographic markets for our products and services are highly competitive and, in recent years, competition has intensified significantly. Competition is further exacerbated during economic downturns. Home center retailers are increasing their purchases of products directly from manufacturers, particularly low-cost suppliers in Asia, for sale as private label and house brand merchandise. Also, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly turning their marketing efforts directly toward professional contractors and installers. The Company believes that competition in our industries is based largely on price, product and service quality, brand reputation, customer service and product features. Although the relative importance of such factors varies among customers and product categories, price is often a primary factor.

Although we view the long term demographic trends for our markets as generally favorable, our markets are mature, cyclical and growing slowly. Additionally, our market position in and the competitive composition of our traditional markets affect our ability to expand our market share. In recent years, we have directed our strategic focus to organic growth and on developing new products and expanding our services, rather than on growth through acquisitions. However, our ability to maintain our competitive positions in our markets and to grow our businesses is challenged since it depends to a large extent upon successfully maintaining our relationships with major customers, implementing growth strategies in our existing markets and entering new geographic markets, capitalizing on and strengthening our brand names, managing our cost structure, accommodating shorter life-cycles for our products and identifying and effectively responding to changing consumer preferences and spending patterns through product development and innovation.

The importance of sophisticated information technology to our industry is increasing. In order to remain competitive and respond to customer requirements and changes in their business processes, such as inventory replenishment, merchandise ordering, transportation and payment processing, the Company must be able to identify and implement comprehensive enterprise resource planning (“ERP”) systems. ERP systems are also critical to our supply chain management and logistics capabilities. The successful implementation of ERP systems also requires significant investment by the Company of both time and capital. Difficulties encountered in the deployment of significant new systems and other technology could be disruptive to the operation of our businesses.

The cost and availability of materials and labor and the performance of our supply chain affect our operating results.

When we incur cost increases for commodities or materials that are major components of our products or services, such as brass, insulation or titanium dioxide, it can be difficult for us to offset the impact on our operating results on a timely basis. Delays in adjusting or inability to adjust prices may be due to such factors as our existing arrangements with customers, competitive considerations, or customer resistance to such price increases. When the number of available sources for raw materials is limited, price volatility is more likely to occur and with longer duration when demand exceeds supply. In addition to their impact on our production expenses, increased costs of energy and other commodities, such as crude oil, can significantly affect the cost to transport our products and adversely affect our results of operations. See “Installation and Other Services” for a discussion of the impact of cost of raw materials and availability of labor and materials on that segment of our business.

We may also be adversely affected if our homebuilder customers encounter difficulty or delays in obtaining required materials from their other suppliers or if they encounter labor shortages. This is particularly likely to occur during periods of rapid growth in the new home construction market. Under such circumstances, homebuilders may delay their construction schedules and, as a result, may reduce or delay their purchase of products and services from us.

We rely heavily or exclusively on outside suppliers for certain of our products or key components. If there is an interruption in these sources of supply, we may experience difficulty or delay in substituting alternatives and our business may be disrupted.

International political, economic and social developments impact our business.

Over 20 percent of our sales are derived outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally European euros and Great Britain pounds). Our international business faces risks associated with changes in political, monetary, economic and social environments, local labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period and in forecasting future performance. U.S. laws affecting activities of U.S. companies doing business abroad, including tax laws and laws regulating various business practices, also impact our international business. Our international operating results may be influenced, when compared to our North American results, in part due to relative economic conditions in the European markets and due to competitive pricing pressures on certain products.

Increasingly, we are manufacturing in Asia and sourcing products and components from third parties in Asia. The distances involved in these arrangements, together with differences in business practices, shipping and delivery requirements, the limited number of suppliers, and laws and regulations, have increased the difficulty of managing our supply chain, the complexity of our supply chain logistics and the potential for interruptions in our production scheduling.

We have financial commitments and investments in financial assets, including assets that are not readily marketable and involve financial risk.

We have maintained investments in available-for-sale securities (including marketable and auction rate securities) and a number of private equity funds. Since there is no active trading market for investments in private equity funds, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments or the amounts realized upon liquidation. In addition, we have commitments that require us to contribute additional capital to these private equity funds upon receipt of a capital call from the private equity fund.

Product liability claims and other litigation could be costly.

Increasingly, homebuilders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers typically include the agreement to indemnify them against liability for the performance of our products or services or the performance of other products that we install. These claims frequently result in lawsuits against the homebuilders and many of their subcontractors, including the Company, and require defense costs even when such products or services are not the principal basis for the claims.

We are also subject to product safety regulations, recalls and direct claims for product liability, including putative class actions. Product liability claims can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. Also, we increasingly rely on other manufacturers to provide us with products or components for products that we sell. Because of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

The Company has experienced an increase in the number of putative class action lawsuits in recent years predicated upon claims for antitrust violations, product liability, wage and hour issues and other matters. The Company has generally denied liability and vigorously defends these cases. However, even when there is no basis for imposing liability on the Company, such lawsuits are particularly costly to resolve due to their scope, complexity and the potentially significant exposure that is alleged.

See Note T to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Government and industry responses to environmental and health and safety concerns could impact our capital expenditures and operating results.

Government and other regulations pertaining to health and safety (including protection of employees as well as consumers) and environmental concerns continue to emerge, domestically as well as internationally. In addition to having to comply with current requirements (including requirements that do not become effective until a future date), even more stringent requirements could be imposed on our industries in the future. Compliance with these regulations (such as the restrictions on lead content in plumbing products and on volatile organic compounds and formaldehyde emissions that are applicable to certain of our businesses), may require us to alter our manufacturing and installation processes and our sourcing. Such actions could adversely impact our operating results, and our ability to effectively and timely meet such regulations could adversely impact our competitive position.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented management.

To be successful, we must attract, develop and retain highly qualified and talented personnel in management, sales, marketing, research and development and, as we enter new international markets, skilled personnel familiar with these markets. We compete with multinational firms in manufacturing and other industries for these employees and we invest significant resources in recruiting, developing and motivating them. The failure to attract, motivate, develop and retain key managers and other key employees could negatively affect our competitive position and our operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below lists the Company’s principal North American properties for segments other than Installation and Other Services.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	19	23
Plumbing Products	24	9
Decorative Architectural Products	10	11
Other Specialty Products	15	6

Totals	68	49

Most of the Company’s North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 1,000,000 square feet. The Company owns most of its North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

In addition, the Company’s Installation and Other Services segment operates over 230 local installation branch locations and over 60 local distribution centers in the United States, most of which are leased.

The table below lists the Company’s principal properties outside of North America.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	13	15
Plumbing Products	25	29
Decorative Architectural Products	1	2
Other Specialty Products	12	3

Totals	51	49

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

Each of the Company’s operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. The Company’s buildings, machinery and equipment have been generally well maintained and are in good operating condition. In general, the Company’s facilities have sufficient capacity and are adequate for its production and distribution requirements.

Item 3. Legal Proceedings.

Information regarding legal proceedings involving the Company is set forth in Note T to the Company’s consolidated financial statements included in Item 8 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplementary Item. Executive Officers of the Registrant
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

			Executive
			Officer
Name	Position	Age	Since

Richard A. Manoogian	Executive Chairman	71	1962
Timothy Wadhams	President and Chief Executive Officer	59	2001
Donald J. DeMarie	Executive Vice President and Chief Operating Officer	44	2007
Eugene A. Gargaro, Jr.	Vice President and Secretary	65	1993
John R. Leekley	Senior Vice President and General Counsel	64	1979
John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer	40	2005

Executive officers are elected annually by the Board of Directors. Each of the above executive officers has been employed in a managerial capacity with the Company for at least five years. Mr. DeMarie was elected Executive Vice President in July 2007 and became Chief Operating Officer in December 2007. He had previously served as Group President of the Company’s Installation and Other Services segment since 2003. Previously, he had served as President and Chief Executive Officer of Masco Contractor Services and in other managerial roles since 1995. Mr. Sznewajs was elected to his current position in July 2007. He had previously served as Vice President and Treasurer since 2005 and Vice President – Business Development since 2003 and before that time served in various capacities in the Business Development Department from 1996 to 2003.

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

The New York Stock Exchange is the principal market on which the Company’s common stock is traded. The following table indicates the high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends
Quarter	High	Low	Declared

2007
Fourth	$25.28	$20.89	$.23
Third	29.00	22.65	.23
Second	31.58	26.26	.23
First	34.72	27.00	.23

Total			$.92

2006
Fourth	$30.53	$26.85	$.22
Third	29.90	25.85	.22
Second	33.70	27.63	.22
First	32.95	29.00	.22

Total			$.88

On February 15, 2008 there were approximately 5,500 holders of record of the Company’s common stock.

The Company expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

Performance Graph

The table below sets forth a line graph comparing the cumulative total shareholder return on Masco’s common stock with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Index (“S&P 500”), (ii) The Standard & Poor’s Industrials Index (“S&P Industrials Index”) and (iii) the Standard & Poor’s Consumer Durables & Apparel Index (“S&P Consumer Durables & Apparel Index”), from December 31, 2002 through December 31, 2007, when the closing price of Masco’s common stock was $21.61. The graph assumes investments of $100 on December 31, 2002 in Masco common stock and in each of these three indices and the reinvestment of dividends.

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2002 in each of Masco common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and the reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
Masco	$100.00	$132.97	$180.41	$152.95	$155.69	$117.38
S&P 500 Index	$100.00	$128.36	$142.14	$149.01	$172.27	$181.72
S&P Industrials Index	$100.00	$131.79	$155.28	$158.77	$179.65	$201.19
S&P Consumer Durables & Apparel Index	$100.00	$124.66	$154.04	$156.87	$166.53	$132.55

The following table provides information regarding the Company’s purchase of Company common stock for the three months ended December 31, 2007, in millions except average price paid per common share data:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Per Common Share	Plans or Programs	the Plans or Programs

10/01/07 – 10/31/07	1	$22.92	1	42
11/01/07 – 11/30/07	1	$22.21	1	41
12/01/07 – 12/31/07	—	—	—	41

Total for the quarter	2	$22.31	2

In July 2007, the Company’s Board of Directors authorized the purchase of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise, replacing the May 2006 authorization.

On October 17, 2007 the Company redeemed the outstanding balance of its Zero Coupon Convertible Senior Notes due 2031 (“Old Notes”) for cash of $85,000. This redemption retired the balance of a $1.9 billion series originally issued in 2001 that was exchanged in December 2004 for the Company’s Zero Coupon Convertible Senior Notes Series B due July 2031 (“New Notes”). See Note K to the consolidated financial statements included in Item 8 of this Report for additional information about the Old Notes and the New Notes.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part III, Item 12 of this Report.

Item 6.	Selected Financial Data.

	(Dollars In Millions, Except Per Common Share Data)
	2007	2006	2005	2004	2003

Net sales (1)	$11,770	$12,718	$12,500	$11,713	$10,251
Operating profit (1),(2),(3),(4),(5),(6)	$959	$1,140	$1,590	$1,651	$1,504
Income from continuing operations (1),(2),(3),(4),(5),(6)	$397	$478	$889	$1,015	$810
Per share of common stock:
Income from continuing operations:
Basic	$1.08	$1.21	$2.11	$2.28	$1.69
Diluted	$1.06	$1.20	$2.07	$2.23	$1.65
Dividends declared	$.92	$0.88	$0.80	$0.68	$0.60
Dividends paid	$.91	$0.86	$0.78	$0.66	$0.58
Income from continuing operations as a % of:
Net sales	3%	4%	7%	9%	8%
Shareholders’ equity (7)	9%	10%	16%	19%	15%
At December 31:
Total assets	$10,907	$12,325	$12,559	$12,541	$12,173
Long-term debt	$3,966	$3,533	$3,915	$4,187	$3,848
Shareholders’ equity	$4,025	$4,471	$4,848	$5,423	$5,456

(1)	Amounts exclude discontinued operations.

(2)	The year 2007 includes non-cash impairment charges for goodwill and other intangible assets aggregating $208 million after tax ($227 million pre-tax).

(3)	The year 2006 includes non-cash impairment charges for goodwill aggregating $317 million after tax ($317 million pre-tax) and income of $1 million after tax ($1 million pre-tax) regarding the Behr litigation settlement.

(4)	The year 2005 includes non-cash impairment charges for goodwill aggregating $43 million after tax ($43 million pre-tax) and income of $4 million after tax ($6 million pre-tax) regarding the Behr litigation settlement.

(5)	The year 2004 includes non-cash impairment charges for goodwill aggregating $42 million after tax ($50 million pre-tax) and income of $19 million after tax ($30 million pre-tax) regarding the Behr litigation settlement.

(6)	The year 2003 includes non-cash impairment charges for goodwill aggregating $42 million after tax ($48 million pre-tax) and income of $45 million after tax ($72 million pre-tax) regarding the Behr litigation settlement.

(7)	Based on shareholders’ equity as of the beginning of the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

The Company manufactures, distributes and installs home improvement and building products. These products are sold to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

Factors that affect the Company’s results of operations include the levels of new home construction and home improvement activity principally in North America and Europe, the importance of and the Company’s relationships with key customers (including The Home Depot, which represented approximately 20 percent of the Company’s net sales in 2007), the Company’s ability to maintain its leadership positions in its U.S. and global markets in the face of increasing competition, the Company’s ability to effectively manage its overall cost structure, and the cost and availability of labor and materials. The Company’s international business faces political, monetary, economic and other risks that vary from country to country, as well as fluctuations in currency exchange rates. Further, the Company has financial commitments and investments in financial assets that are not readily marketable and that involve financial risk. In addition, product liability claims and other litigation could be costly. These and other factors are discussed in more detail in Item 1A “Risk Factors” of this Report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly reviews its estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

Inventories

Inventories are recorded at the lower of cost or net realizable value, with expense estimates made for obsolescence or unsaleable inventory equal to the difference between the recorded cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an on-going basis, the Company monitors these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

Financial Investments

The Company has maintained investments in available-for-sale and marketable securities and a number of private equity funds, which aggregated $114 million and $173 million, respectively, at December 31, 2007. Investments in available-for-sale and marketable securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. During 2007, the Company recognized non-cash, pre-tax impairment charges of $6 million related to its investment in Furniture Brands International common stock and $3 million related to its investment in Asahi Tec common stock.

From time to time, the Company invests its excess cash in short-term financial instruments including auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. During the third quarter of 2007, the Company revised the classification of investments in auction rate securities from cash and cash investments to available-for-sale securities included in other assets on the consolidated balance sheet. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the periods ended December 31, 2007, 2006 and 2005, to reflect the gross cash purchases and sales of these securities in cash flows (for) from investing activities. These changes in classification do not affect previously reported consolidated statements of income or cash flows from operating activities in any prior period. During 2007, the Company recognized a non-cash, pre-tax impairment charge of $3 million related to auction rate securities.

On January 11, 2007, the acquisition of Metaldyne Corporation (“Metaldyne”) (formerly MascoTech, Inc.) by Asahi Tec Corporation (“Asahi Tec”), a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock, received in exchange for the Company’s investment in Metaldyne, was $72 million. As a result of the transaction, the Company recognized a gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income for the year ended December 31, 2007, in income from other investments, net. Subsequent to the transaction, the Company’s investment in Asahi Tec common and preferred stock is accounted for as available-for-sale and unrealized gains or losses related to the change in fair value of the Asahi Tec common and preferred stock at December 31, 2007 have been recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. For the year ended December 31, 2007, the unrealized loss of $17 million related to the change in fair value of the derivative related to the conversion feature on the preferred stock, has been included in income from other investments, net.

In addition, immediately prior to its sale, Metaldyne distributed shares of TriMas Corporation (“TriMas”) common stock as a dividend to the holders of Metaldyne common stock; the Company recognized income of $4 million included in the Company’s consolidated statement of income, in dividend income from other investments. In May 2007, TriMas made an initial public offering; subsequent to the offering, the Company’s investment in TriMas is accounted for as available-for-sale and unrealized gains or losses related to the change in fair value of the investment have been recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet.

The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and any bona fide offers to purchase the investment for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. During 2007, the Company recognized non-cash, pre-tax impairment charges of $10 million related to certain of its investments in private equity funds.

Goodwill and Other Intangible Assets

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting business unit below its carrying amount, the Company completes the impairment testing of goodwill utilizing a discounted cash flow method.

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

In the fourth quarter of 2007, the Company estimated that future discounted cash flows projected for most of its reporting business units were greater than the carrying values. Any increases in estimated discounted cash flows would have no impact on the reported value of goodwill.

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

In 2007, the Company recognized non-cash, pre-tax impairment charges for goodwill of $177 million ($177 million, after tax). The pre-tax impairment charges recorded in 2007 were as follows: Plumbing Products segment — $69 million related to a North American manufacturer of plumbing-related products; and Other Specialty Products segment — $108 million related to a European manufacturer of heating products.

The Company reviews its other indefinite-lived intangible assets for impairment annually or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near-and long-term. In 2007, the Company recognized a non-cash, pre-tax impairment charge for other indefinite-lived intangible assets of $50 million ($31 million, after tax) in the Other Specialty Products segment related to the value of a registered trademark.

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2007, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. The 1997 Plan expired in May 2007; subsequently, compensation to non-employee Directors in Company common stock will be made from the 2005 Plan.

The Company elected to begin recording expense for stock options granted or modified subsequent to January 1, 2003. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method did not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options as of the date of adoption.

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market. There was $175 million (9 million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2007, which was included as a reduction of common stock and retained earnings. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically

10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years, or immediately upon a grantee’s retirement. Pre-tax compensation expense for the annual vesting of long-term stock awards was $52 million for 2007.

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

The Company measures compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years. Pre-tax compensation expense for stock options was $49 million for 2007.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2007: risk-free interest rate – 4.74%, dividend yield – 3.0%, volatility factor – 31.8% and expected option life – 7 years. For SFAS No. 123R calculation purposes, the weighted average grant-date fair value of option shares, including restoration options, granted in 2007 was $8.92 per option share.

If the Company increased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2007 would increase 48 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2007 would decrease 59 percent.

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

In 2007, the Company increased its discount rate for obligations to an average of 6.25 percent from 5.50 percent. The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2007 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 5.00 percent to 6.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 6.25 percent or higher. The assumed asset return was primarily 8.25 percent, reflecting the expected long-term return on plan assets.

The Company’s net underfunded amount for its qualified defined-benefit pension plans, the difference between the projected benefit obligation and plan assets, decreased to $114 million at December 31, 2007 from $186 million at December 31, 2006, primarily due to asset returns and funding contributions; in accordance with SFAS No. 158, the underfunded amount has been recognized on the Company’s consolidated balance sheets at December 31, 2007 and 2006. Qualified domestic pension plan assets in 2007 had a net return of approximately seven percent compared to average returns of six percent for the largest 1,000 Plan Benchmark.

The Company’s projected benefit obligation for its unfunded non-qualified defined-benefit pension plans was $138 million at December 31, 2007 compared with $144 million at December 31, 2006; in accordance with SFAS No. 158, the unfunded amount has been recognized on the Company’s consolidated balance sheets at December 31, 2007 and 2006.

The Company expects pension expense for its qualified defined-benefit pension plans to be $13 million in 2008 compared with $17 million in 2007. If the Company assumed that the future return on plan assets was one-half percent lower than the assumed asset return, the 2008 pension expense would increase by $3 million. The Company expects pension expense for its non-qualified defined-benefit pension plans to decrease by $1 million in 2008 compared with 2007.

Income Taxes

The Company has considered potential sources of future foreign taxable income in assessing the need for establishing a valuation allowance against its deferred tax assets related to its foreign tax credit carryforward of $45 million at December 31, 2007. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be recorded in the period such determination is made.

Historically, the Company established reserves for tax contingencies in accordance with SFAS 5, “Accounting for Contingencies,” (“SFAS No. 5”). Under this standard, reserves for tax contingencies were established when it was probable that an additional tax may be owed and the amount can be reasonably estimated. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those income tax benefits that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. The adoption of FIN No. 48 was effective January 1, 2007.

FIN No. 48 establishes a lower threshold than SFAS No. 5 for recognizing reserves for income tax contingencies on uncertain tax positions (referred to by FIN No. 48 as “unrecognized tax benefits”). Therefore, the Company believes that there is a greater potential for volatility in its effective tax rate because this lower threshold allows changes in the income tax environment and the inherent complexities of income tax law in a substantial number of jurisdictions to affect our unrecognized tax benefits computation to a greater degree than with SFAS No. 5.

While the Company believes it has adequately provided for its uncertain tax positions, amounts asserted by taxing authorities could vary from our accrued liability for unrecognized tax benefits. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved.

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

The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based upon the professional knowledge and experience of management and its legal counsel. When estimates of the Company’s exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments. See Note T to the Company’s consolidated financial statements for information regarding certain legal proceedings involving the Company.

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

During 2007, the Company completed the sale of a European business unit in the Decorative Architectural Products segment. In 2006, the Company completed the sale of a North American business unit in the Other Specialty Products segment. These dispositions were completed pursuant to the Company’s determination that these business units were not core to the Company’s long-term growth strategy. The Company recognized a net loss of $10 million in 2007, primarily related to the 2007 discontinued operation. The Company recognized a net gain of $50 million in 2006, primarily related to the 2006 discontinued operation.

During 2005, in separate transactions, the Company completed the sale of three business units in Europe, including two in the Cabinets and Related Products segment and one in the Other Specialty Products segment, as well as one business unit in North America in the Cabinets and Related Products segment. The Company recognized a net gain of $63 million in 2005, primarily related to the 2005 discontinued operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the business units which were sold in 2007, 2006 and 2005, except as noted below, as discontinued operations. There were no businesses held for sale at December 31, 2007.

The sales, results of operations and the (losses) gains from the 2007, 2006 and 2005 discontinued operations were included in (loss) income from discontinued operations, net, in the consolidated statements of income.

During 2007 and 2006, the Company completed the sale of several small businesses, primarily in the Plumbing Products segment, the results of which were included in continuing operations through the dates of sale. The Company received cash proceeds of $10 million and $72 million, respectively, and recognized a pre-tax net (loss) gain of $(8) million and $1 million, respectively, for the years ended December 31, 2007 and 2006, included in other, net, in continuing operations, related to the 2007 and 2006 sales of business units.

During 2007, the Company acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc.

(Installation and Other Services segment). Erickson Construction Company, headquartered in Arizona, provides pre-fabricated wall panels and millwork for residential builders in Arizona, California and Nevada. Guy Evans, Inc., headquartered in California, is an installer of millwork, doors, windows and bath hardware for residential builders in California and Nevada. These two acquisitions allow the Company to expand the products and services it offers to its installation customers, and had combined annual sales in 2006 of approximately $200 million. The results of these acquisitions are included in the consolidated financial statement from the respective dates of acquisition. The aggregate net purchase price for all of these acquisitions was $202 million and included cash of $195 million and assumed debt of $7 million.

During 2006 and 2005, the Company acquired several relatively small businesses (primarily in the Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

Liquidity and Capital Resources

Historically, the Company has largely funded its growth through cash provided by a combination of its operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of Company common stock, including issuances for certain mergers and acquisitions.

Bank credit lines are maintained to ensure the availability of funds. At December 31, 2007, the Company had a $2.0 billion 5-Year Revolving Credit Agreement with a group of banks syndicated in the United States and internationally which expires in February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company. There were no amounts outstanding under the 5-year Revolving Credit Agreement at December 31, 2007.

The 5-Year Revolving Credit Agreement contains limitations on additional borrowings; at December 31, 2007, the Company had additional borrowing capacity, subject to availability, of up to $1.9 billion. The 5-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; at December 31, 2007, the Company’s net worth exceeded such requirement by $895 million.

The Company had cash and cash investments of $922 million at December 31, 2007 principally as a result of strong cash flows from operations.

The Company has maintained investments in available-for-sale and marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. The Company determined that the longer maturity of private equity funds would be advantageous to the Company and complement the Company’s investment in more liquid available-for-sale and marketable securities to balance risk. Since the Company has significantly reduced tax capital losses in part by generating capital gains from investments and other sources, the Company has and will continue to reduce its investments in financial assets.

In 2007, the Company increased its quarterly common stock dividend five percent to $.23 per common share. This marks the 49th consecutive year in which dividends have been increased.

Maintaining high levels of liquidity and cash flow are among the Company’s financial strategies. The Company’s total debt as a percent of total capitalization decreased to 50 percent at December 31, 2007 from 53 percent at December 31, 2006. The decrease in the Company’s debt to total capitalization percent is primarily due to the repurchase of the Zero Coupon Convertible Senior Notes in January 2007.

On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Company’s Zero Coupon Convertible Senior Notes (“Notes”) required the Company to repurchase their Notes at a cash value of $825 million. At December 31, 2007, there were outstanding $108 million principal amount at maturity of such Notes, with an accreted value of $52 million, which has been included in long-term debt, as the next put option date is July 20, 2011. The Company may at any time redeem all or part of the Notes at their then accreted value.

During 2007, the Company also retired $300 million of floating-rate notes due March 9, 2007 and $300 million of 4.625% notes due August 15, 2007. On March 14, 2007, the Company issued $300 million of floating-rate notes due 2010; the interest rate is determined based upon the three-month LIBOR plus 30 basis points. On March 14, 2007, the Company also issued $300 million of fixed-rate 5.85% notes due 2017. These debt issuances provided net proceeds of $596 million and were in consideration of the March and August 2007 debt maturities.

The Company’s working capital ratio was 2.0 to 1 and 1.5 to 1 at December 31, 2007 and 2006, respectively. The improvement in the Company’s working capital ratio is primarily due to the January 2007 payment of $825 million to repurchase the Zero Coupon Convertible Senior Notes which were included in short-term notes payable at December 31, 2006.

The derivatives used by the Company during 2007 consist of interest rate swaps entered into in 2004, for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. Generally, under interest rate swap agreements, the Company agrees with a counterparty to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed notional principal amount. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as fair-value hedges, and the interest rate differential on interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. For fair-value hedge transactions, changes in the fair value of the derivative and changes in the fair value of the item hedged are recognized in determining earnings.

The average variable interest rates are based upon the London Interbank Offered Rate (“LIBOR”) plus fixed adjustment factors. The average effective rate for 2007 on the interest rate swaps was 6.264%. At December 31, 2007, the interest rate swap agreements covered a notional amount of $850 million of the Company’s fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The hedges are considered 100 percent effective because all of the critical terms of the derivative financial instruments match those of the hedged item. Accordingly, no gain or loss on the value of the hedges was recognized in the Company’s consolidated statements of income for the years ended December 31, 2007, 2006 and 2005. In 2007, the Company recognized an increase in interest expense of $3 million related to this swap agreement, due to increasing interest rates.

Certain of the Company’s European operations also entered into foreign currency forward contracts for the purpose of managing exposure to currency fluctuations, primarily related to the European euro, the Great Britain pound and the U.S. dollar.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2007	2006	2005

Net cash from operating activities	$1,270	$1,208	$1,374
(Decrease) increase in debt, net	(881)	151	407
Proceeds from disposition of:
Businesses, net of cash disposed	45	160	278
Property and equipment	45	16	37
Proceeds from financial investments, net	108	165	99
Issuance of Company common stock	60	28	33
Tax benefit from stock-based compensation	19	18	—
Acquisition of businesses, net of cash acquired	(203)	(28)	(25)
Capital expenditures	(248)	(388)	(282)
Cash dividends paid	(347)	(349)	(339)
Purchase of Company common stock	(857)	(854)	(986)
Effect of exchange rate on cash and cash investments	47	18	(5)
Other, net	(94)	(57)	(15)

Cash (decrease) increase	$(1,036)	$88	$576

The Company’s cash and cash investments decreased $1.0 billion to $922 million at December 31, 2007, from $1,958 million at December 31, 2006.

Net cash provided by operations of $1.3 billion consisted primarily of net income adjusted for non-cash and certain other items, including depreciation and amortization expense of $248 million, net loss on disposition of businesses of $18 million, net gain on disposition of financial investments of $41 million, a $227 million charge for the impairment of goodwill and other intangible assets, a $22 million charge for the impairment of financial investments and other non-cash items, including stock-based compensation expense, amortization expense related to in-store displays and interest expense on the Zero Coupon Convertible Senior Notes, as well as a net decrease in working capital of $283 million.

The Company continues to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 49 days at December 31, 2007 compared with 50 days at December 31, 2006, and days sales in inventories were 48 days at December 31, 2007 compared with 49 days at December 31, 2006. Accounts payable days improved to 43 days from 40 days at December 31, 2007 and 2006, respectively. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 15.4 percent and 16.1 percent at December 31, 2007 and 2006, respectively.

Net cash used for financing activities was $2.0 billion, and included cash outflows of $347 million for cash dividends paid, $1,425 million for the retirement of notes and $857 million for the acquisition and retirement of 31 million shares of Company common stock in open-market transactions. Cash provided by financing activities primarily included $596 million from the issuance of notes (net of issuance costs) and $60 million from the issuance of Company common stock, primarily from the exercise of stock options.

At December 31, 2007, the Company had remaining Board of Directors’ authorization to repurchase up to an additional 41 million shares of its common stock in open-market transactions or otherwise. In January 2008, the Company repurchased an additional three million shares of Company common stock and expects to continue its share repurchase program throughout 2008.

Net cash used for investing activities was $347 million, and included $248 million for capital expenditures and $203 million for acquisitions. Cash provided by investing activities included primarily $45 million of net proceeds from the disposition of businesses and $108 million from the net sale of financial investments.

The Company invests in automating its manufacturing operations to increase its productivity to improve customer service. Capital expenditures for 2007 were $248 million, compared with $388 million for 2006 and $282 million for 2005; for 2008, capital expenditures, excluding any potential 2008 acquisitions, are expected to approximate $240 million. Depreciation and amortization expense for 2007 totaled $248 million, compared with $244 million for 2006 and $241 million for 2005; for 2008, depreciation and amortization expense, excluding any potential 2008 acquisitions, is expected to approximate $260 million. Amortization expense totaled $20 million, $14 million and $28 million in 2007, 2006 and 2005, respectively.

Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor, in the opinion of the Company, are they expected to have, a material effect on the Company’s capital expenditures, financial position or results of operations.

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

Sales and Operations

Net sales for 2007 were $11.8 billion, representing a decrease of seven percent from 2006. Excluding results from acquisitions and the effect of currency translation, net sales decreased 11 percent compared with 2006. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months Ended December 31
	2007	2006

Net sales, as reported	$11,770	$12,718
– Acquisitions	(175)	—

Net sales, excluding acquisitions	11,595	12,718
– Currency translation	(207)	—

Net sales, excluding acquisitions and the effect of currency	$11,388	$12,718

Net sales for 2007 were adversely affected by a continued decline in the new home construction market, which reduced sales volume, and contributed to a nine percent decline in net sales. Economic conditions remain difficult in the new home construction market. Full-year housing starts have declined from 2.1 million in 2005 to 1.3 million in 2007. Net sales for 2007 were also negatively affected by a decline in consumer spending for home improvement products, which contributed to lower sales volume, reducing net sales by two percent compared to 2006. Retail sales volume benefited from increased sales volume of paints and stains and International plumbing products.

The Company’s gross profit margins were 27.3 percent, 27.6 percent and 28.5 percent in 2007, 2006 and 2005, respectively. The decrease in the 2007 gross profit margin reflects lower sales volume of certain products, which more than offset the benefits associated with the Company’s business rationalizations and other initiatives. The decrease in the 2006 gross profit margins reflects increased commodity, energy and freight costs, as well as a less favorable product mix, offset in part by increased selling prices for certain products.

Selling, general and administrative expenses as a percent of sales were 17.2 percent in 2007 compared with 16.1 percent in 2006 and 15.5 percent in 2005. Selling, general and administrative expenses in 2007 reflect lower sales volume, as well as increased advertising costs of 2.9 percent of sales compared to 2.6 percent of sales in 2006. The year 2007 also includes increased severance costs of $16 million, increased bad debt expense of $13 million and increased systems implementation costs of $7 million, which, on a combined basis, increased .3 percent of sales compared to 2006. Increased selling, general and administrative expenses in 2006, compared to 2005, reflect increased stock-based compensation expense of .8 percent of sales compared to .6 percent of sales in 2005, in part reflecting the adoption of SFAS No. 123R, and increased information systems implementation costs and other expenses.

Operating profit in 2007, 2006 and 2005 includes $79 million, $47 million and $12 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. Operating profit in 2007, 2006 and 2005 includes $227 million, $317 million and $43 million, respectively, of impairment charges for goodwill and other intangible assets. Operating profit in 2006 and 2005 includes $1 million and $6 million, respectively, of income regarding the Behr litigation settlement. Operating profit margins, as reported, were 8.1 percent, 9.0 percent and 12.7 percent in 2007, 2006 and 2005, respectively. Operating profit margins, excluding the items above, were 10.7 percent, 11.8 percent and 13.1 percent in 2007, 2006 and 2005, respectively.

Operating profit margins in 2007 were adversely affected by a continuing decline in new home construction and a moderation in consumer spending in North America, both of which negatively impacted the sales volume of installation and other services, assembled cabinets and windows and doors; such sales volume declines negatively impacted operating profit margin by 1.6 percentage points compared to 2006. Operating profit margins benefited from the Company’s business rationalizations and other initiatives. Operating profit margins in 2006 were negatively affected by an accelerating decline in the new home construction market and a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets, in the last half of 2006, both of which negatively impacted the sales volume of certain products and reduced operating profit margin by approximately one percent in 2006 compared to 2005. Operating profit margins in 2006 were also affected by the continuing negative impact of higher commodity costs partially offset by certain selling price increases. Operating profit margins in 2005 were impacted by increased commodity, energy and freight costs, which had only been partially offset by selling price increases.

Other Income (Expense), Net

During 2007, the Company recognized non-cash, pre-tax impairment charges aggregating $22 million related to financial investments in Furniture Brands International common stock ($6 million), Asahi Tec common stock ($3 million), auction rate securities ($3 million) and private equity funds ($10 million).

Other, net, for 2007 included $5 million of realized gains, net, from the sale of marketable securities, $6 million of dividend income and $38 million of income from other investments, net. Other, net, for 2007 also included $9 million of realized currency gains and other miscellaneous items.

During 2006, the Company recognized non-cash, pre-tax impairment charges aggregating $101 million for its investments related to Metaldyne ($40 million), TriMas ($16 million), the Heartland fund ($29 million) and other funds ($16 million).

Other, net, for 2006 included $4 million of realized gains, net, from the sale of marketable securities, $10 million of dividend income and $30 million of income from other investments, net. Other, net, for 2006 also included realized currency gains of $14 million and other miscellaneous items.

During 2005, the Company recognized non-cash, pre-tax impairment charges aggregating $45 million primarily related to its investment in Furniture Brands International common stock ($30 million) and private equity funds ($15 million).

Other, net, for 2005 included $30 million of realized gains, net, from the sale of marketable securities, $16 million of dividend income and $69 million of income from other investments, net. Other, net, for 2005 also included realized currency losses of $25 million and other miscellaneous items.

Interest expense was $258 million, $240 million and $247 million in 2007, 2006 and 2005, respectively. The increase in interest expense in 2007 is primarily due to increasing interest rates and the issuance of higher interest rate debt of 6.125% notes in October 2006 and floating-rate notes and 5.85% notes in March 2007. These debt issuances were in consideration of the 2007 debt payments. The decrease in interest expense in 2006 is primarily the result of the repayment of $800 million of 6.75% notes in March 2006, partially offset by the issuance of $1 billion of 6.125% notes in October 2006, as well as the impact of increasing interest rates.

Income and Earnings Per Common Share from Continuing Operations

Income and diluted earnings per common share from continuing operations for 2007 were $397 million and $1.06 per common share, respectively. Income from continuing operations for 2007 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $227 million ($208 million or $.56 per common share, after tax). Income and diluted earnings per common share from continuing operations for 2006 were $478 million and $1.20 per common share, respectively. Income from continuing operations for 2006 included non-cash, pre-tax impairment charges for goodwill of $317 million ($317 million or $.79 per common share, after tax). Income and diluted earnings per common share from continuing operations for 2005 were $889 million and $2.07 per common share, respectively. Income from continuing operations for 2005 included non-cash, pre-tax impairment charges for goodwill of $43 million ($43 million or $.10 per common share, after tax) and income regarding the litigation settlement of $6 million pre-tax ($4 million or $.01 per common share, after tax).

The Company’s effective tax rate for income from continuing operations was 44 percent, 45 percent, and 36 percent in 2007, 2006 and 2005, respectively. The increased tax rates in 2007 and 2006 are primarily due to the impairment charges for goodwill not being deductible for tax purposes. The Company’s effective tax rate for income from continuing operations, excluding the impairment charges for goodwill and other intangible assets, was 36 percent, 33 percent and 35 percent in 2007, 2006 and 2005, respectively.

The Company estimates that its effective tax rate should approximate 42 to 43 percent in 2008. The expected tax rate for 2008 is higher than the statutory rate primarily due to the U.S. tax on anticipated dividend distributions from certain foreign subsidiaries whose earnings are taxed at rates less than the U.S. Federal rate of 35 percent. These dividends are being distributed to utilize certain favorable provisions of the U.S. income tax law that are scheduled to expire at December 31, 2008. The majority of the U.S. tax currently payable on these dividends will be offset by the Company’s $45 million foreign tax credit carryforward; such utilization of the foreign tax credit carryforward will be accounted for as a reversal of the $45 million deferred tax asset.

Outlook for the Company

Economic conditions remain difficult in a number of the Company’s markets. Housing starts declined 25 percent in 2007 due to excessive inventories of homes and less attractive mortgage terms. As a result, full-year 2007 housing starts declined to 1.3 million from 2.1 million in 2005 and the Company expects a further decline in housing starts in 2008. In addition, the Company anticipates a decline in consumer spending for home improvement products and, notwithstanding recent actions by the Federal Reserve and the government to stimulate economic growth, the Company believes that 2008 will be a difficult year for the overall U.S. economy. In the fourth quarter of 2007, the Company also experienced a softening of demand for certain of its International products due to declining European economies.

The Company expects market conditions in its industry, in the next several quarters, to be very challenging. The Company is confident of its strategy of dividend increases and share repurchases while concentrating on organic growth, improving returns and generating superior cash flow. The Company’s strategy, together with the leveraging of the combined market strength of its retail service, distribution and installation capabilities, brands and scale, should allow Masco to continue to drive long-term growth and value for its shareholders.

Business Segment and Geographic Area Results

The following table sets forth the Company’s net sales and operating profit information by business segment and geographic area, dollars in millions.

					Percent Change
					2007	2006
					vs.	vs.
		2007	2006	2005	2006	2005

Net Sales:
Cabinets and Related Products		$2,829	$3,286	$3,324	(14)%	(1)%
Plumbing Products		3,449	3,296	3,176	5%	4%
Installation and Other Services		2,615	3,158	3,063	(17)%	3%
Decorative Architectural Products		1,771	1,717	1,612	3%	7%
Other Specialty Products		1,106	1,261	1,325	(12)%	(5)%

Total		$11,770	$12,718	$12,500	(7)%	2%

North America		$9,271	$10,537	$10,440	(12)%	1%
International, principally Europe		2,499	2,181	2,060	15%	6%

Total		$11,770	$12,718	$12,500	(7)%	2%

	2007	2007 (B)	2006	2006 (B)	2005	2005 (B)

Operating Profit (Loss): (A)
Cabinets and Related Products	$336	$336	$122	$438	$515	$515
Plumbing Products	265	334	280	281	367	374
Installation and Other Services	176	176	344	344	382	382
Decorative Architectural Products	383	383	371	371	275	275
Other Specialty Products	(28)	130	225	225	229	265

Total	$1,132	$1,359	$1,342	$1,659	$1,768	$1,811

North America	$1,008	$1,127	$1,417	$1,428	$1,567	$1,567
International, principally Europe	124	232	(75)	231	201	244

Total	1,132	1,359	1,342	1,659	1,768	1,811
General corporate expense, net	(181)	(181)	(203)	(203)	(192)	(192)
Gains on sale of corporate fixed assets, net	8	8	—	—	8	8
Income regarding litigation settlement	—	—	1	1	6	6

Total operating profit	$959	$1,186	$1,140	$1,457	$1,590	$1,633

	2007	2007 (B)	2006	2006 (B)	2005	2005 (B)

Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	11.9%	11.9%	3.7%	13.3%	15.5%	15.5%
Plumbing Products	7.7%	9.7%	8.5%	8.5%	11.6%	11.8%
Installation and Other Services	6.7%	6.7%	10.9%	10.9%	12.5%	12.5%
Decorative Architectural Products	21.6%	21.6%	21.6%	21.6%	17.1%	17.1%
Other Specialty Products	(2.5)%	11.8%	17.8%	17.8%	17.3%	20.0%

North America	10.9%	12.2%	13.4%	13.6%	15.0%	15.0%
International, principally Europe	5.0%	9.3%	(3.4)%	10.6%	9.8%	11.8%
Total	9.6%	11.5%	10.6%	13.0%	14.1%	14.5%
Total operating profit margin, as reported	8.1%	N/A	9.0%	N/A	12.7%	N/A

(A)	Before: general corporate expense, net, gains on sale of corporate fixed assets, net, and income regarding the Behr litigation settlement (related to the Decorative Architectural Products segment).

(B)	Excluding impairment charges for goodwill and other intangible assets. The 2007 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products – $69 million; and Other Specialty Products – $158 million. The 2006 impairment charges for goodwill were as follows: Cabinets and Related Products – $316 million; and Plumbing Products – $1 million. The 2005 impairment charges for goodwill were as follows: Plumbing Products – $7 million; and Other Specialty Products – $36 million.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, gains on sale of corporate fixed assets, net, income regarding the litigation settlement, and impairment charges for goodwill and other intangible assets in 2007, 2006 and 2005.

Business Rationalizations and Other Initiatives

Over the past several years, the Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions, plant start-ups, systems implementations and other initiatives. For the year ended December 31, 2007, the Company incurred net costs and charges of $79 million related to these initiatives, net of an $8 million gain from the sale of fixed assets.

During 2006, the Company incurred $39 million pre-tax of costs and charges (primarily accelerated depreciation and severance expense) related to a plant closure and other profit improvement programs in the Plumbing Products segment. In addition, in 2006, the Company incurred $8 million pre-tax of costs and charges (including the write-down of inventories and accelerated depreciation) related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment. In 2005, the Company also incurred approximately $12 million pre-tax of charges related to headcount reductions and the discontinuance of a product line in the Plumbing Products segment.

Cabinets and Related Products

Net sales of Cabinets and Related Products decreased in 2007 primarily due to a decline in sales volume of assembled cabinets in the new home construction market, which reduced sales in this segment by 11 percent compared to 2006. A decline in net sales of ready-to-assemble cabinets reduced sales in this segment by five percent in 2007 compared to 2006. A weaker U.S. dollar had a positive effect on the translation of local currencies of European operations included in this segment and increased sales by two percent in 2007 compared to 2006. Net sales in this segment decreased in 2006 primarily due to lower sales of ready-to-assemble cabinets in North America and Europe, which more than offset certain selling price increases and sales volume increases of assembled cabinets in North America in the first half of 2006. Net sales in this segment in 2005 were affected by increased sales volume in the new construction market, as well as certain selling price increases.

Operating profit margins in the Cabinets and Related Products segment were negatively affected by the decline in sales volume in 2007, which reduced operating profit margin by three percentage points, as well as increased start-up costs and the under-utilization of two new plants in this segment, and increased severance costs. Such declines were partially offset by a gain on the sale of a manufacturing facility of $8 million and benefits associated with business rationalizations and other initiatives. In 2006, operating profit margins in this segment were negatively affected by a decline in sales volume in the last half of the year, as well as increased commodity, freight and plant start-up costs and lower results of European operations, offset in part by selling price increases. In 2006, operating profit margins in this segment were also negatively affected by $8 million of costs and charges related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility. Operating profit margins in 2005 reflect increased commodity and freight costs and manufacturing and distribution inefficiencies in North America, as well as a shift to a less favorable product mix, which offset the positive impact of higher unit sales volume.

Plumbing Products

Net sales of Plumbing Products increased in 2007 and 2006 primarily due to increased sales volume of certain European operations, which increased sales in this segment by three percent in 2007 compared to 2006. In 2007, increased selling prices also increased sales in this segment by three percent compared to

2006. These results were partially offset by declining sales volume to North American retail and wholesale customers, which reduced sales in this segment by four percent in 2007 compared to 2006. A weaker U.S. dollar also had a positive effect on the translation of local currencies of European operations included in this segment and increased sales by four percent in 2007 compared to 2006 and increased sales by one percent in 2006 compared to 2005. Net sales in this segment in 2005 were affected by increased sales through the Company’s wholesale distribution channel and the increased sales of certain European operations included in this segment.

Operating profit margins in the Plumbing Products segment in 2007 were negatively affected by increased commodity costs in early 2007, which reduced operating profit margin by 1.7 percentage points compared to 2006. Such declines were partially offset by selling price increases and the reduction of certain variable expenses. Operating profit margins in this segment were adversely affected by costs and charges aggregating $39 million and $12 million in 2006 and 2005, respectively, related to certain profit improvement initiatives; excluding such charges, operating profit margins in this segment would have been 9.7 percent and 12.2 percent in 2006 and 2005, respectively. In 2006, operating profit margins in this segment were negatively affected by increased commodity costs, as well as a less favorable product mix and declining sales volume to certain retail customers. Operating profit margins in 2005 were affected by increased commodity costs, which were not offset by selling price increases and a less favorable product mix, which more than offset increased sales volume in the wholesale distribution channel.

The Company’s Plumbing Products segment continues to be negatively impacted by import competition, as well as a product mix shift towards lower-margin faucets within the North American retail channels. As part of the Company’s strategic review of its businesses, the Company determined that in order to remain competitive, it is necessary to increase off-shore sourcing at lower costs, while consolidating and reducing manufacturing operations in North America. Consistent with this determination, in 2006, the Company closed a North American plant in this segment.

Installation and Other Services

Net sales of Installation and Other Services decreased in 2007 primarily due to lower sales volume related to the continued slowdown in the new home construction market, which reduced sales in this segment by 20 percent compared to 2006 and declines in selling prices, partially offset by acquisitions which increased sales in this segment by six percent compared to 2006. Net sales in this segment increased in 2006 primarily due to increased sales volume of non-insulation products and selling price increases in the first half of 2006. However, the slowdown in the new home construction market significantly reduced sales in the second half of 2006 compared to 2005. Net sales in this segment in 2005 were affected by increased selling prices, as well as increased sales volume of non-insulation products and strength in the new home construction market.

Operating profit margins in the Installation and Other Services segment were lower in 2007 primarily due to lower sales volume and the related under-absorption of fixed costs, which decreased operating profit margin in this segment by approximately three percentage points compared to 2006, and lower selling prices. The year 2007 also included increased bad debt expense, increased severance and location closure costs and increased systems implementation expenses, which, on a combined basis, reduced operating profit margin in this segment by one percentage point compared to 2006. Partially offsetting these declines were reductions in material costs, as well as benefits associated with the business rationalizations and other initiatives. In 2006, the operating profit margin decline in this segment was primarily attributable to increased sales volume of generally lower-margin, non-insulation products, as well as increased operating costs to support the segment’s growth in non-insulation products, new product development and technology initiatives. Operating profit margins in 2005 were affected by increases in sales of generally lower-margin, non-insulation products, as well as the time lag in implementing selling price increases related to material cost increases, partially offset by the favorable impact of higher sales volume.

Decorative Architectural Products

Net sales of Decorative Architectural Products increased in 2007 primarily due to higher retail sales volume from new product introductions of paints and stains, which increased sales in this segment by four percent compared to 2006, which was partially offset by sales declines related to builder’s hardware. Net sales in this segment increased in 2006 primarily due to selling price increases of paints and stains. Net sales in this segment increased in 2005 primarily due to increased sales volume of paints and stains.

Operating profit margins in the Decorative Architectural Products segment in 2007 primarily reflect increased sales volume of paints and stains, offset by increased advertising expenses. In 2006, operating profit margins in this segment improved due to increased selling prices of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005. Operating profit margins in this segment in 2005 were impacted by increased material and freight costs, which were not completely offset by increased selling prices related to paints and stains.

Other Specialty Products

Net sales of Other Specialty Products decreased principally due to lower sales volume of windows and doors, primarily resulting from the continued slowdown in the new home construction market, particularly in the Western United States, which decreased sales in this segment by 14 percent in 2007 compared to 2006 and four percent in 2006 compared to 2005. A weaker U.S. dollar had a positive effect on the translation of local currencies of European operations included in this segment and increased sales by two percent in 2007 compared to 2006. Net sales in this segment in 2005 were affected by increased sales volume and certain selling price increases of windows and doors to the North American new home construction market, partially offset by reduced sales of European operations included in this segment.

Operating profit margins in the Other Specialty Products segment declined in 2007 due to lower sales volume of windows and doors in the new home construction market, which decreased operating profit margin by 3.2 percentage points compared to 2006, and lower results of European operations, which reduced operating profit by 1.6 percentage points compared to 2006. Operating profit margins in this segment declined in 2006 due to lower sales volume of windows and doors, which offset improved European operating results. Operating profit margins in this segment in 2005 were affected by increased commodity costs and the lower results of European operations, reflecting charges related to profit improvement initiatives, offset in part by reduced state use tax expense.

Geographic Area Results Discussion

North America

Net sales from North American operations decreased in 2007 primarily due to the continued decline in the new home construction market, which declined 25 percent in 2007 compared to 2006 and a decline in consumer spending for home improvement products. North American sales in 2007 were negatively affected by lower sales volume of installation and other services, assembled cabinets and windows and doors in the new home construction market which decreased sales from North American operations by 11 percent compared to 2006. In addition, North American net sales were negatively affected by lower retail sales volume of certain products, partially offset by increased retail sales volume of paint and stains, which aggregated a net decrease to sales from North American operations of one percent in 2007 compared to 2006. Net sales from North American operations increased slightly in 2006 benefiting from relatively stronger market conditions in the first half of 2006, as well as increased selling prices. An accelerating decline in the new home construction market and a moderation in consumer spending reduced sales volume in the second half of 2006 particularly for assembled cabinets, windows and doors and sales of insulation products. Net sales from North American operations in 2005 were affected by the strength in the new home construction market and increased sales volume of cabinets, installation sales of insulation and non-insulation products, and sales of vinyl and fiberglass windows and patio doors, as well as increased selling prices for certain products.

In North America, the Company manufactures products (principally windows, doors and cabinets) and provides installation of insulation and other services to homebuilders. The Company has relationships with 90 of the top 100 builders in the United States. The Company has seen an increase in bad debt expense, related to homebuilders, from $7 million in 2006 to $22 million in 2007. The Company monitors its customer receivable balances and the credit worthiness of its customers on an ongoing basis. Currently, the top ten U.S. homebuilders represent less than three percent of the Company’s consolidated receivable balance of $1.4 billion.

The decline in operating profit margin from North American operations in 2007 is primarily due to declines in new home construction and consumer spending, which negatively impacted the sales volume of certain products, and decreased operating profit margin by two percentage points compared to 2006. The declines in 2007 were partially offset by selling price increases, and the benefits associated with the Company’s business rationalizations and other initiatives. In 2006, the operating profit margins declined from North American operations due to sales volume declines in the second half of 2006 of ready-to-assemble cabinets, windows and doors and the installation of insulation products. Operating profit margins in 2006 were also negatively affected by increased commodity costs, partially offset by selling price increases. Operating profit margins in 2005 were impacted by continued increases in commodity, energy, freight and other petroleum-based product costs, which were only partially offset by selling price increases, and increased sales volume of cabinets, installation services and windows and patio doors to the new home construction market.

International, Principally Europe

Net sales from International operations increased in 2007 primarily due to increased sales volume of plumbing products which increased sales from International operations in local currencies by five percent compared to 2006. A weaker U.S. dollar had a positive effect on the translation of International results in 2007, increasing International net sales by ten percent compared to 2006. Net sales from International operations increased in 2006 primarily due to increased sales of plumbing products, which increased sales from International operations in local currencies by six percent compared to 2005. A weaker U.S. dollar had a positive effect on the translation of European results, increasing European net sales by one percent in 2006 compared to 2005. Net sales from International operations in 2005 were affected by the increased local currency sales of exported plumbing products and ready-to-assemble cabinets, offset in part by declining sales of windows and other plumbing products.

Operating profit margins in 2007 were negatively affected by a less favorable product mix and material cost increases. Operating profit margins in 2006 were negatively affected by the lower operating results for European ready-to-assemble cabinets, which more than offset the positive effect of increased sales volume of plumbing products and improved operating results of other European operations. Operating profit margins in 2005 were negatively affected by increased commodity costs and costs associated with certain profit improvement initiatives, as well as a less favorable product mix.

Other Matters

Commitments and Contingencies

Litigation

Information regarding legal proceedings involving the Company is set forth in Note T to the consolidated financial statements.

Other Commitments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2007, commitments to contribute up to $49 million of additional capital to such funds, representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2007, in millions:

	Payments Due by Period
	Less than	2-3	4-5	More than
	1 Year	Years	Years	5 Years	Other (D)	Total

Debt (A)	$122	$314	$926	$2,726	$—	$4,088
Interest (A)	240	456	411	1,175	—	2,282
Operating leases	110	125	57	59	—	351
Currently payable income taxes	23	—	—	—	—	23
Defined-benefit plans	22	27	29	80	—	158
Private equity funds (B)	16	16	17	—	—	49
Acquisition-related commitments	3	6	1	—	—	10
Post-retirement obligations	1	1	1	4	—	7
Purchase commitments (C)	237	82	—	—	—	319
Unrecognized tax benefits, including interest and penalties (D)	—	—	—	—	95	95

Total	$774	$1,027	$1,442	$4,044	$95	$7,382

(A)	The Company assumed that all debt would be held to maturity, except for the Zero Coupon Convertible Senior Notes, which would be held until the next put option date of July 20, 2011.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated by the Company.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with unrecognized tax benefits, the Company is unable to make a reasonable estimate of the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and is not expected to have a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 157 is effective January 1, 2009 for non-financial assets and liabilities, and the Company is currently evaluating the impact these provisions will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 is optional and is effective January 1, 2008. The Company has elected not to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS No. 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS No. 141R is effective for any business combinations that are completed subsequent to January 1, 2009. The Company is currently evaluating the impact the provisions of SFAS No. 141R will have on its consolidated financial statements and its method of accounting for business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective January 1, 2009, and the Company is currently evaluating the impact of this pronouncement to its consolidated financial statements.

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

The derivatives used by the Company for the year ended December 31, 2007 consist of interest rate swap agreements entered into in 2004 for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. The Company, including certain European operations, also entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the European euro, the Great Britain pound and the U.S. dollar.

At December 31, 2007, the Company performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 200 basis points in average interest rates, a 10 percent change in foreign currency exchange rates or a 10 percent decline in the market value of the Company’s long-term investments. Based upon the analyses performed, such changes would not be expected to materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company’s consolidated financial statements and of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2007. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2007 and expressed an unqualified opinion on the Company’s 2007 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note R to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits in 2007. As discussed in Note M to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006. In addition, as discussed in Note N to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans effective December 31, 2006.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 22, 2008

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at December 31, 2007 and 2006

(In Millions, Except Share Data)
	2007	2006

ASSETS
Current Assets:
Cash and cash investments	$922	$1,958
Receivables	1,405	1,613
Inventories	1,126	1,263
Prepaid expenses and other	355	281

Total current assets	3,808	5,115
Property and equipment, net	2,367	2,363
Goodwill	3,938	3,957
Other intangible assets, net	323	306
Other assets	471	584

Total Assets	$10,907	$12,325

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$714	$815
Notes payable	122	1,446
Accrued liabilities	1,072	1,128

Total current liabilities	1,908	3,389
Long-term debt	3,966	3,533
Deferred income taxes and other	1,008	932

Total Liabilities	6,882	7,854

Commitments and contingencies
Shareholders’ Equity:
Common shares authorized: 1,400,000,000; issued and outstanding: 2007 – 358,900,000; 2006 – 383,890,000	359	384
Preferred shares authorized: 1,000,000; issued and outstanding: 2007 – None; 2006 – None	—	—
Retained earnings	2,969	3,575
Accumulated other comprehensive income	697	512

Total Shareholders’ Equity	4,025	4,471

Total Liabilities and Shareholders’ Equity	$10,907	$12,325

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2007, 2006 and 2005

(In Millions, Except Per Common Share Data)
	2007	2006	2005

Net sales	$11,770	$12,718	$12,500
Cost of sales	8,559	9,212	8,932

Gross profit	3,211	3,506	3,568
Selling, general and administrative expenses	2,025	2,050	1,941
Income regarding litigation settlement	–	(1)	(6)
Impairment charges for goodwill and other intangible assets	227	317	43

Operating profit	959	1,140	1,590

Other income (expense), net:
Interest expense	(258)	(240)	(247)
Impairment charges for financial investments	(22)	(101)	(45)
Other, net	91	115	127

	(189)	(226)	(165)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	770	914	1,425
Income taxes	336	409	514

Income from continuing operations before minority interest and cumulative effect of accounting change, net	434	505	911
Minority interest	37	27	22

Income from continuing operations before cumulative effect of accounting change, net	397	478	889
(Loss) income from discontinued operations, net	(11)	13	51
Cumulative effect of accounting change, net	–	(3)	–

Net income	$386	$488	$940

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change, net	$1.08	$1.21	$2.11
(Loss) income from discontinued operations, net	(.03)	.03	.12
Cumulative effect of accounting change, net	–	(.01)	–

Net income	$1.05	$1.24	$2.23

Diluted:
Income from continuing operations before cumulative effect of accounting change, net	$1.06	$1.20	$2.07
(Loss) income from discontinued operations, net	(.03)	.03	.12
Cumulative effect of accounting change, net	–	(.01)	–

Net income	$1.03	$1.22	$2.19

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2007, 2006 and 2005

(In Millions)
	2007	2006	2005

Cash Flows From (For) Operating Activities:
Net income	$386	$488	$940
Depreciation and amortization	248	244	241
Deferred income taxes	(41)	(42)	75
Loss (gain) on disposition of businesses, net	18	(51)	(63)
Gain on disposition of investments, net	(41)	(31)	(98)
Income regarding litigation settlement	–	(1)	(6)
Cumulative effect of accounting change, net	–	3	–
Impairment charges:
Financial investments	22	101	45
Goodwill and other intangible assets	227	331	69
Stock-based compensation	94	100	71
Minority interest	37	27	22
Other items, net	37	96	69
Decrease (increase) in receivables	243	106	(94)
Decrease (increase) in inventories	157	(126)	(57)
(Decrease) increase in accounts payable and accrued liabilities, net	(117)	(37)	160

Net cash from operating activities	1,270	1,208	1,374

Cash Flows From (For) Financing Activities:
Increase in debt	4	21	33
Payment of debt	(56)	(31)	(120)
Issuance of notes, net of issuance costs	596	988	494
Retirement of notes	(1,425)	(827)	–
Purchase of Company common stock	(857)	(854)	(986)
Issuance of Company common stock	60	28	33
Tax benefit from stock-based compensation	19	18	–
Cash dividends paid	(347)	(349)	(339)

Net cash for financing activities	(2,006)	(1,006)	(885)

Cash Flows From (For) Investing Activities:
Capital expenditures	(248)	(388)	(282)
Acquisition of businesses, net of cash acquired	(203)	(28)	(25)
Purchases of marketable securities	–	(142)	(155)
Purchases of auction rate securities	(1,047)	(1,035)	(513)
Proceeds from disposition of auction rate securities	1,025	1,129	419
Proceeds from disposition of:
Marketable securities	55	174	301
Businesses, net of cash disposed	45	160	278
Property and equipment	45	16	37
Other financial investments, net	75	39	47
Other, net	(94)	(57)	(15)

Net cash (for) from investing activities	(347)	(132)	92

Effect of exchange rate changes on cash and cash investments	47	18	(5)

Cash and Cash Investments:
(Decrease) increase for the year	(1,036)	88	576
Cash at businesses held for sale	–	–	38
At January 1	1,958	1,870	1,256

At December 31	$922	$1,958	$1,870

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2007, 2006 and 2005

	(In Millions, Except Per Share Data)
					Accumulated
		Common			Other	Restricted
		Shares	Paid-In	Retained	Comprehensive	Stock
	Total	($1 par value)	Capital	Earnings	Income	Awards

Balance, January 1, 2005	$5,423	$447	$642	$3,880	$627	$(173)
Net income	940			940
Cumulative translation adjustments	(251)				(251)
Unrealized loss on marketable securities, net of income tax benefit of $5	(10)				(10)
Minimum pension liability, net of income tax benefit of $23	(38)				(38)

Total comprehensive income	641
Shares issued	105	4	101
Shares retired:
Repurchased	(986)	(31)	(758)	(197)
Surrendered (non-cash)	(33)	(1)	(32)
Cash dividends declared	(337)			(337)
Stock-based compensation	35		47			(12)

Balance, December 31, 2005	$4,848	$419	$–	$4,286	$328	$(185)
Net income	488			488
Cumulative translation adjustments	208				208
Unrealized loss on marketable securities, net of income tax benefit of $6	(10)				(10)
Minimum pension liability, net of income tax of $33	56				56

Total comprehensive income	742
Unrecognized prior service cost and net loss, net of income tax benefit of $38	(70)				(70)
Shares issued	60	4	56
Shares retired:
Repurchased	(854)	(29)	(154)	(671)
Surrendered (non-cash)	(20)	(1)	(19)
Cash dividends declared	(352)			(352)
Stock-based compensation	117		117
Reclassification of restricted stock awards	–	(9)		(176)		185

Balance, December 31, 2006	$4,471	$384	$–	$3,575	$512	$–
Net income	386			386
Cumulative translation adjustments	143				143
Unrealized loss on marketable securities, net of income tax benefit of $5	(7)				(7)
Unrecognized prior service cost and net loss, net of income tax of $27	49				49

Total comprehensive income	571
Cumulative effect of accounting change regarding income tax uncertainties (Note R)	(26)			(26)
Other	(7)			(7)
Shares issued	115	6	109
Shares retired:
Repurchased	(857)	(31)	(213)	(613)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(346)			(346)
Stock-based compensation	118		118

Balance, December 31, 2007	$4,025	$359	$–	$2,969	$697	$–

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ACCOUNTING POLICIES

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

Foreign Currency. The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the accumulated other comprehensive income component of shareholders’ equity. Realized foreign currency transaction gains and losses are included in the consolidated statements of income in other income (expense), net.

Cash and Cash Investments. The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

Receivables. The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $85 million and $84 million at December 31, 2007 and 2006, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $31 million and $40 million at December 31, 2007 and 2006, respectively.

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

Depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $226 million, $228 million and $207 million in 2007, 2006 and 2005, respectively.

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

The Company reviews its other indefinite-lived intangible assets for impairment annually or as events occur or circumstances change that indicate the assets may be impaired. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term.

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

Fair Value of Financial Instruments and Derivative Instruments. The carrying value of financial instruments reported in the consolidated balance sheets for current assets, current liabilities and long-term floating-rate debt approximates fair value. The fair value of financial instruments that are carried as non-current investments is based principally upon information from investment fund managers and other assumptions, on quoted market prices for those or similar investments, by estimating the fair value of consideration to be received or by discounting future cash flows using a discount rate that reflects the risk of the underlying investments. The fair value of the Company’s long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of non-current investments and long-term debt at December 31, 2007 was approximately $150 million and $4,073 million, compared with the aggregate carrying value of $150 million and $3,966 million, respectively. The aggregate estimated market value of non-current investments and long-term debt at December 31, 2006 was approximately $246 million and $3,616 million, compared with the aggregate carrying value of $246 million and $3,533 million, respectively.

The Company uses derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative financial instrument that is designated and qualifies as a fair-value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method did not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options as of the date of adoption.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Continued)

The following table illustrates the pro forma effect on net income and earnings per common share for 2005, as if the fair value method were applied to all previously issued stock options, in millions, except per common share amounts:

2005
Net income, as reported	$940
Add:
Stock-based employee compensation expense included in reported net income, net of tax	47
Deduct:
Stock-based employee compensation expense, net of tax	(47)
Stock-based employee compensation expense determined under the fair value method for stock options granted prior to 2003, net of tax	(7)

Pro forma net income	$933

Earnings per common share:
Basic as reported	$2.23
Basic pro forma	$2.21

Diluted as reported	$2.19
Diluted pro forma	$2.17

Interest and Penalties on Unrecognized Tax Benefits. The Company records interest and penalties on its unrecognized tax benefits in income tax expense.

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2007 presentation in the consolidated financial statements. The results of operations related to 2007, 2006 and 2005 discontinued operations have been reclassified and separately stated in the accompanying consolidated statements of income for 2007, 2006 and 2005. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and is not expected to have a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 157 is effective January 1, 2009 for non-financial assets and liabilities, and the Company is currently evaluating the impact these provisions will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 is optional and is effective January 1, 2008. The Company has elected not to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS No. 141R also requires that contingent assets and

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Concluded)

liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS No. 141R is effective for any business combinations that are completed subsequent to January 1, 2009. The Company is currently evaluating the impact the provisions of SFAS No. 141R will have on its consolidated financial statements and its method of accounting for business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective January 1, 2009, and the Company is currently evaluating the impact of this pronouncement to its consolidated financial statements.

B.	DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. In accordance with SFAS No. 144, the Company has accounted for the business units which were sold in 2007, 2006 and 2005, except as noted, as discontinued operations.

During 2007, the Company completed the sale of Avocet, a European business unit in the Decorative Architectural Products segment. This disposition was completed pursuant to the Company’s determination that this business unit was not core to the Company’s long-term growth strategy. Total gross proceeds from the sale were $41 million; the Company recognized a pre-tax net loss on the disposition of Avocet of $11 million. During 2007, the Company recorded other net gains of $1 million, reflecting the receipt of additional purchase price payments related to businesses disposed in 2006 and 2005.

During 2006, the Company completed the sale of Computerized Security Systems (“CSS”), a North American business unit in the Other Specialty Products segment. This disposition was completed pursuant to the Company’s determination that this business unit was not core to the Company’s long-term growth strategy. Total gross proceeds from the sale were $92 million; the Company recognized a pre-tax net gain on the disposition of CSS of $51 million. During 2006, the Company recorded additional net expenses of $1 million, reflecting the final purchase price payments related to businesses disposed in 2005.

During 2005, in separate transactions, the Company completed the sale of its Gebhardt Consolidated (Other Specialty Products segment) and GMU Group (Cabinets and Related Products segment) business units in Europe, as part of the Company’s 2004 Plan, as well as its Zenith Products (North America) and Aran Group (Europe) business units in the Cabinets and Related Products segment. Total gross proceeds from the sale of these businesses were $319 million; the Company recognized a pre-tax net gain (principally related to the sale of Gebhardt Consolidated and Zenith Products) on the disposition of these businesses of $59 million. During 2005, the Company recorded a gain on the disposition of discontinued operations of $4 million related to the reversal of certain fee and expense accruals that were recorded in 2004. During 2005, the Company also recorded income from discontinued operations of $3 million related to the reversal of severance accruals that were recorded in 2004.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	DISCONTINUED OPERATIONS – (Concluded)

(Losses) gains from these 2007, 2006 and 2005 discontinued operations discussed above were included in (loss) income from discontinued operations, net, in the consolidated statements of income.

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2007	2006	2005

Net sales	$63	$115	$384

Income (loss) from discontinued operations	$2	$(6)	$26
(Loss) gain on disposal of discontinued operations, net	(10)	50	63

(Loss) income before income tax	(8)	44	89
Income tax	(3)	(31)	(38)

(Loss) income from discontinued operations, net	$(11)	$13	$51

Income (loss) from discontinued operations also includes non-cash, pre-tax and after tax impairment charges for goodwill of $14 million and $26 million in 2006 and 2005, respectively. Included in income tax above was income tax expense related to income from discontinued operations of $2 million, $7 million and $15 million in 2007, 2006 and 2005, respectively.

During 2007, the Company completed the sale of two small businesses, the results of which were included in continuing operations through the dates of sale. These small businesses in the Plumbing Products segment had combined net sales and operating (loss) of $12 million and $(400,000), respectively, in 2007 through the respective dates of sale and combined net sales and operating profit of $33 million and $3 million, respectively, for the year ended December 31, 2006. Gross proceeds from the sale of these businesses were $10 million; the Company recognized a net loss of $8 million included in other, net, in continuing operations, related to the sale of these businesses, for the year ended December 31, 2007.

During 2006, the Company completed the sale of several relatively small businesses, the results of which were included in continuing operations in the Other Specialty Products and Plumbing Products segments through the dates of sale. These businesses had combined net sales and operating profit of $16 million and $5 million, respectively, in 2006 through the respective dates of sale and combined net sales and operating profit of $55 million and $12 million, respectively, in 2005. Gross proceeds from the sale of these businesses were $72 million; the Company recognized a net gain of $1 million in 2006 included in other, net, in continuing operations for the year ended December 31, 2006.

C.	ACQUISITIONS

During 2007, the Company acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc. (Installation and Other Services segment). Erickson Construction Company, headquartered in Arizona, provides pre-fabricated wall panels and millwork for residential builders in Arizona, California and Nevada. Guy Evans, Inc., headquartered in California, is an installer of millwork, doors, windows and bath hardware for residential builders in California and Nevada. These two acquisitions allow the Company to expand the products and services it offers to its installation customers, and had combined annual sales in 2006 of approximately $200 million. These acquisitions had 2007 sales and operating profit of $119 million and $5 million (including $5 million of additional expenses as a result of the acquisition), respectively, since the dates of acquisition. The results of these acquisitions are included in the consolidated financial statement from the respective dates of acquisition.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C. ACQUISITIONS – (Concluded)

During 2006 and 2005, the Company acquired several relatively small businesses (primarily in the Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

The total net purchase price of these acquisitions was as follows, in millions:

	2007	2006	2005

Cash, net	$195	$28	$10
Assumed debt	7	9	2

Total	$202	$37	$12

Certain purchase agreements provided for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company’s common stock. In 2007 and 2005, the Company paid in cash an additional $1 million and $15 million, respectively, of acquisition-related consideration, contingent consideration and other purchase price adjustments, relating to previously acquired companies. At December 31, 2007 and 2006, the Company had additional consideration payable in cash of $10 million and $6 million, respectively, contingent upon the operating performance of the acquired businesses.

D.	INVENTORIES

	(In Millions)
	At December 31
	2007	2006

Finished goods	$552	$610
Raw material	418	480
Work in process	156	173

Total	$1,126	$1,263

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FINANCIAL INVESTMENTS

The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	At December 31
	2007	2006

Marketable securities	$9	$72
Auction rate securities	22	–
Asahi Tec Corporation – common and preferred stock	57	–
TriMas Corporation	26	30
Private equity funds	173	211
Metaldyne Corporation	–	57
Other investments	28	9

Total	$315	$379

Investments in marketable securities are accounted for as available-for-sale. Accordingly, the Company records these investments at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based upon specific identification.

The Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, in 2007 and 2005, the Company recognized non-cash, pre-tax impairment charges of $6 million and $28 million, respectively, related to its investment in Furniture Brands International common stock (NYSE: FBN). Based upon this review during 2007, the Company also recognized a non-cash, pre-tax impairment charge of $3 million related to its investment in Asahi Tec (Tokyo Stock Exchange: 5606.T) common stock.

From time to time, the Company invests its excess cash in short-term financial instruments including auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. During the third quarter of 2007, the Company revised the classification of investments in auction rate securities from cash and cash investments to available-for-sale securities included in other assets on the consolidated balance sheet. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the periods ended December 31, 2007, 2006 and 2005, to reflect the gross cash purchases and sales of these securities in cash flows (for) from investing activities. These changes in classification do not affect previously reported consolidated statements of income or cash flows from operating activities in any prior period. During 2007, the Company recognized a non-cash, pre-tax impairment charge of $3 million related to auction rate securities.

On January 11, 2007, the acquisition of Metaldyne Corporation (“Metaldyne”) (formerly MascoTech, Inc.) by Asahi Tec Corporation (“Asahi Tec”), a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock, received in exchange for the Company’s investment in Metaldyne, was $72 million. The Asahi Tec common and preferred stock are restricted from sale for up to 24 months from the transaction date. The preferred stock accrues dividends at an annual rate of 3.75% pay-in-kind or 1.75% cash at the discretion of Asahi Tec; the Company has elected to record such dividends when cash proceeds are received. As a result of the transaction, the Company recognized a

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. FINANCIAL INVESTMENTS – (Continued)

gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income for the year ended December 31, 2007, in income from other investments, net. Subsequent to the transaction, the Company’s investment in Asahi Tec common and preferred stock is accounted for as available-for-sale and unrealized gains or losses related to the change in fair value of the Asahi Tec common and preferred stock at December 31, 2007 have been recognized, net of tax, through shareholders’ equity, as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet. For the year ended December 31, 2007, the unrealized loss of $17 million related to the change in fair value of the derivative related to the conversion feature on the preferred stock, has been included in the Company’s consolidated statement of income, in income from other investments, net. At December 31, 2007, the Company had a net investment in Asahi Tec of $59 million, including $57 million of common and preferred stock and $2 million, included in other investments, related to the conversion derivative.

In addition, immediately prior to its sale, Metaldyne distributed shares of TriMas Corporation (“TriMas”) common stock as a dividend to the holders of Metaldyne common stock; the Company recognized income of $4 million included in the Company’s consolidated statement of income, in dividend income from other investments. In May 2007, TriMas made an initial public offering; subsequent to the offering, the Company’s investment in TriMas is accounted for as available-for-sale and unrealized gains or losses related to the change in fair value of the investment have been recognized, net of tax, through shareholders’ equity, as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet.

The Company’s investments in available-for-sale securities at December 31, 2007 (including marketable securities, auction rate securities, Asahi Tec Corporation common and preferred stock and TriMas Corporation) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

December 31, 2007	$117	$9	$(12)	$114
December 31, 2006	$67	$9	$(4)	$72

The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and any bona fide offers to purchase the investment for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

At December 31, 2007, the Company had investments in 49 private equity funds, split between buyout funds and venture capital funds, with a carrying value of $173 million. The 31 buyout funds, which constitute approximately 72 percent of the invested value, invest in established businesses, and, other than the Heartland fund, no buyout funds have a concentration in a particular sector that is undergoing a fundamental change, such as the automotive-related market. The venture capital funds,

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. FINANCIAL INVESTMENTS – (Continued)

which constitute approximately 28 percent of the invested value, invest in start-up or smaller established businesses, principally in the areas of information technology, bio-technology and healthcare. Of the 49 funds, there are four funds with a carrying value greater than $10 million that aggregate $75 million of carrying value. It is not practical for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine a fair value for each fund.

During 2007, the Company determined that the decline in the estimated value of certain private equity fund investments, with an aggregate carrying value of $54 million prior to the impairment, was other-than-temporary. Accordingly, for the year ended December 31, 2007, the Company recognized non-cash, pre-tax impairment charges of $10 million.

During 2006, based upon a review of new information from the Heartland fund concerning fund investments and the continued deterioration of conditions in the automotive supplier and transportation products markets served by Metaldyne and TriMas, the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in 2006, the Company recognized non-cash, pre-tax impairment charges aggregating $88 million for its investments in Metaldyne ($40 million), TriMas ($16 million), the Heartland fund ($29 million) and another fund ($3 million) which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas. Additionally, based upon the Company’s review, the Company considered the decline in the fair value of certain of its other private equity fund investments and other investments to be other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $13 million and $15 million in 2006 and 2005, respectively.

The Company’s investments in private equity funds for which fair value was determined with unrealized losses, were as follows, in millions:

		Unrealized Loss
	Fair Value	Less than 12 Months	Over 12 Months

December 31, 2007	$1	$(1)	$–
December 31, 2006	$–	$–	$–

The remaining private equity investments in 2007 and 2006 with an aggregate carrying value of $119 million and $211 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FINANCIAL INVESTMENTS – (Concluded)

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2007	2006	2005

Realized gains from marketable securities	$9	$14	$39
Realized losses from marketable securities	(4)	(10)	(9)
Dividend income from marketable securities	1	3	4
Income from other investments, net	38	30	69
Dividend income from other investments	5	7	12

Income from financial investments, net	$49	$44	$115

Impairment charges:
Private equity funds	$(10)	$(40)	$(15)
Auction rate securities	(3)	–	–
Marketable securities	(9)	–	(30)
Metaldyne Corporation	–	(40)	–
TriMas Corporation	–	(16)	–
Other investments	–	(5)	–

Total impairment charges	$(22)	$(101)	$(45)

The impairment charges, related to the Company’s financial investments, recognized during 2007, 2006 and 2005 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

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

In early 2004, the Company entered into two new interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. The derivative contracts are with two major creditworthy institutions, thereby minimizing the risk of credit loss. The interest rate swap agreements are designated as fair-value hedges, and the interest rate differential on the interest rate swaps used to hedge existing debt is recognized as an adjustment to interest expense over the term of the agreement. The average variable interest rates are based upon LIBOR plus fixed adjustment factors. The average effective rate on the interest rate swaps was 6.264% in 2007. At December 31, 2007, the interest rate swap agreements covered a notional amount of $850 million of the Company’s fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. The hedges are considered 100 percent effective.

In 2007 and 2006, the Company recognized an increase in interest expense of $3 million and $8 million, respectively, related to these swap agreements, due to increasing interest rates. In 2005, the Company recognized a reduction of interest expense of $3 million.

At December 31, 2007, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $23 million, $7 million and $4 million to

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F. DERIVATIVES – (Concluded)

manage exposure to currency fluctuations in the European euro, the Great Britain pound and the U.S. dollar, respectively. At December 31, 2006, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $72 million and $51 million to manage exposure to currency fluctuations in the European euro and the Great Britain pound, respectively. Based upon year-end market prices, no asset or liability was recorded at December 31, 2007 and 2006, as the forward prices were substantially the same as the contract prices. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. The counterparties to the Company’s forward contracts are major financial institutions. In the unlikely event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

G.	PROPERTY AND EQUIPMENT

	(In Millions)
	At December 31
	2007	2006

Land and improvements	$214	$205
Buildings	1,135	1,069
Machinery and equipment	2,641	2,566

	3,990	3,840
Less: Accumulated depreciation	1,623	1,477

Total	$2,367	$2,363

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of income totaled approximately $166 million, $163 million and $144 million during 2007, 2006 and 2005, respectively. Future minimum lease payments at December 31, 2007 were approximately as follows: 2008 – $110 million; 2009 – $75 million; 2010 – $50 million; 2011 – $28 million; and 2012 and beyond – $88 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $7 million, $9 million and $12 million in 2007, 2006 and 2005, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2007 and 2006, by segment, were as follows, in millions:

	At		Pre-tax		At
	December 31,		Impairment		December 31,
	2006	Additions (A)	Charge	Other (C)	2007

Cabinets and Related Products	$288	$–	$–	$5	$293
Plumbing Products	504	41	(69)	23	499
Installation and Other Services	1,740	77	–	(1)	1,816
Decorative Architectural Products	300	–	–	–	300
Other Specialty Products	1,125	1	(108)	12	1,030

Total	$3,957	$119	$(177)	$39	$3,938

	At		Deductions (B)	Pre-tax		At
	December 31,		Discontinued	Impairment		December 31,
	2005	Additions (A)	Operations	Charge	Other (C)	2006

Cabinets and Related Products	$547	$–	$–	$(316)	$57	$288
Plumbing Products	461	–	–	(1)	44	504
Installation and Other Services	1,718	18	–	–	4	1,740
Decorative Architectural Products	311	–	–	(14)	3	300
Other Specialty Products	1,134	–	(48)	–	39	1,125

Total	$4,171	$18	$(48)	$(331)	$147	$3,957

(A)	Additions include acquisitions.

(B)	Includes the disposition of CSS (discontinued operation) and Faucet Queens in the Other Specialty Products segment.

(C)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.

The Company completed its annual impairment testing of goodwill in the fourth quarters of 2007 and 2006. This test indicated that goodwill recorded for certain of the Company’s business units was impaired. The Company recognized the non-cash, pre-tax impairment charges for goodwill of $177 million ($177 million, after tax) and $331 million ($331 million, after tax) for 2007 and 2006, respectively. The pre-tax impairment charge recognized in 2007, in the Other Specialty Products segment, related to the Company’s European manufacturer of heating products; in the Plumbing Products segment the charge related to a North American manufacturer of plumbing-related products. The pre-tax impairment charge recognized in 2006 in the Cabinets and Related Products segment related to the Company’s European manufacturer of ready-to-assemble cabinets. These charges reflect the long-term outlook for the business units, including declining demand for certain products, as well as decreased operating profit margins.

Other indefinite-lived intangible assets were $208 million and $246 million at December 31, 2007 and 2006, respectively, and principally included registered trademarks. The Company completed its annual impairment testing of other indefinite-lived intangible assets in the fourth quarters of 2007 and 2006. In 2007, this test indicated that the registered trademark for a North American business unit in the Other Specialty Products segment in 2007 was impaired due to changes in the long-term outlook for the

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Concluded)

business unit, particularly in the new home construction market. The Company recognized a non-cash, pre-tax impairment charge for other indefinite-lived intangible assets of $50 million ($31 million, after tax) in 2007. In 2006, this test indicated that other indefinite-lived intangible assets were not impaired.

The carrying value of the Company’s definite-lived intangible assets was $115 million at December 31, 2007 (net of accumulated amortization of $67 million) and $60 million at December 31, 2006 (net of accumulated amortization of $51 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 14 years and 13 years in 2007 and 2006, respectively. In 2007, the Company increased its definite-lived intangible assets by $69 million primarily related to the acquisitions of Erickson Construction Company and Guy Evans, Inc. Amortization expense related to the definite-lived intangible assets was $15 million, $10 million and $22 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2008 - $14 million; 2009 – $14 million; 2010 – $13 million; 2011 – $11 million; and 2012 – $9 million.

I.	OTHER ASSETS

	(In Millions)
	At December 31
	2007	2006

Financial investments (Note E)	$315	$379
In-store displays, net	69	72
Debenture expense	33	33
Prepaid benefit cost (Note N)	10	1
Notes receivable	7	14
Other	37	85

Total	$471	$584

In-store displays are amortized using the straight-line method over the expected useful life of three years; the Company recognized amortization expense related to in-store displays of $46 million, $55 million and $63 million in 2007, 2006 and 2005, respectively. Cash spent for displays was $43 million, $45 million and $48 million in 2007, 2006 and 2005, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.	ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2007	2006

Salaries, wages and commissions	$226	$218
Insurance	217	207
Advertising and sales promotion	146	165
Warranty (Note T)	133	120
Dividends payable	85	86
Interest	72	76
Employee retirement plans	53	49
Property, payroll and other taxes	42	46
Income taxes	23	61
Litigation	6	8
Other	69	92

Total	$1,072	$1,128

K.	DEBT

	(In Millions)
	At December 31
	2007	2006

Notes and debentures:
4.625%, due Aug. 15, 2007	$–	$300
5.75%, due Oct. 15, 2008	100	100
5.875%, due July 15, 2012	850	850
7.125%, due Aug. 15, 2013	200	200
4.8%, due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85%, due Mar. 15, 2017	300	–
6.625%, due Apr. 15, 2018	114	114
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Zero Coupon Convertible Senior Notes due 2031 (accreted value)	52	874
Floating-Rate Notes, due Mar. 12, 2010	300	–
Floating-Rate Notes, due Mar. 9, 2007	–	300
Notes payable to banks	–	–
Other	76	145

	4,088	4,979
Less: Current portion	122	1,446

Total Long-term debt	$3,966	$3,533

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT – (Continued)

All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company’s option.

In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Old Notes”), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 (“New Notes” or “Notes”). The Company will not pay interest in cash on the Notes prior to maturity, except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes have the option to require that the Notes be repurchased by the Company on July 20, 2011 and every five years thereafter. Upon conversion of the Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in only cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. The Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 118 1/3%, declining by 1/3% each year thereafter, of the accreted value of the Notes divided by the conversion rate of 12.7317 shares for each $1,000 principal amount at maturity of the Notes. Notes also become convertible if the Company’s credit rating is reduced to below investment grade, or if certain actions are taken by the Company. The Company may at any time redeem all or part of the Notes at their then accreted value.

On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Notes required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability was paid in 2007. On October 17, 2007, the Company repurchased the remaining Old Notes for cash of $85,000. At December 31, 2007, there were outstanding $108 million principal amount at maturity of Notes, with an accreted value of $52 million, which has been included in long-term debt, as the next put option date is July 20, 2011.

During 2007, the Company also retired $300 million of floating-rate notes due March 9, 2007 and $300 million of 4.625% notes due August 15, 2007. On March 14, 2007, the Company issued $300 million of floating-rate notes due 2010; the interest rate is determined based upon the three-month LIBOR plus 30 basis points. On March 14, 2007, the Company also issued $300 million of fixed-rate 5.85% notes due 2017. These debt issuances provided net proceeds of $596 million and were in consideration of the March and August 2007 debt maturities.

At December 31, 2007, the Company had a $2.0 billion 5-Year Revolving Credit Agreement with a group of banks syndicated in the United States and internationally, which expires in February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company. There were no amounts outstanding under the 5-Year Revolving Credit Agreement at December 31, 2007 and 2006.

In February 2006, the Company amended the terms of the $2.0 billion 5-Year Revolving Credit Agreement; the amendment primarily affected the requirement for the Company to maintain certain levels of net worth. At December 31, 2007, the Company’s net worth exceeded such requirement by $895 million. The 5-Year Revolving Credit Agreement, as amended, also contains limitations on additional borrowings; at December 31, 2007, the Company had additional borrowing capacity, subject to availability, of up to $1.9 billion.

At December 31, 2007, the maturities of long-term debt during each of the next five years were as follows: 2008 – $122 million; 2009 – $12 million; 2010 – $302 million; 2011 – $53 million; and 2012 – $873 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT – (Concluded)

Interest paid was $262 million, $238 million and $246 million in 2007, 2006 and 2005, respectively.

L.	MINORITY INTEREST

The Company owned 68 percent and 64 percent of Hansgrohe AG at December 31, 2007 and 2006, respectively. The aggregate minority interest, net of dividends, of $117 million and $108 million at December 31, 2007 and 2006, respectively, was recorded in deferred income taxes and other liabilities on the Company’s consolidated balance sheets.

As part of the agreement relating to the Company’s acquisition of an additional 37 percent equity ownership of Hansgrohe AG in December 2002 (increasing such ownership to 64 percent), certain minority shareholders of Hansgrohe AG, representing four percent of Hansgrohe AG outstanding shares, held a put option which required the Company to purchase such shares in Hansgrohe AG with Company common stock. In May 2007, the put option was exercised and the Company issued two million shares of Company common stock with a value of $56 million for the additional four percent ownership in Hansgrohe AG.

M.	STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods. The MPA method did not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options as of the date of adoption.

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2007, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. The 1997 Plan expired in May 2007; subsequently, compensation to non-employee Directors in Company common

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

stock will be made from the 2005 Plan. Pre-tax compensation expense (income) and the related income tax benefit, related to these stock-based incentives were as follows, in millions:

	2007	2006	2005

Long-term stock awards	$52	$52	$44
Stock options	49	46	29
Phantom stock awards and stock appreciation rights	(7)	2	2

Total	$94	$100	$75

Income tax benefit	$35	$37	$28

At December 31, 2007, a total of 16,158,460 shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	2007	2006	2005

Unvested stock award shares at January 1	9	9	10
Weighted average grant date fair value	$27	$25	$23
Stock award shares granted	2	2	2
Weighted average grant date fair value	$30	$29	$36
Stock award shares vested	2	2	2
Weighted average grant date fair value	$25	$24	$21
Stock award shares forfeited	–	–	1
Weighted average grant date fair value	$28	$27	$24
Unvested stock award shares at December 31	9	9	9
Weighted average grant date fair value	$28	$27	$25

The Company measures compensation expense for stock awards at the market price of the Company’s common stock at the grant date. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years. At December 31, 2007, the Company had remaining $12 million of unrecognized compensation expense related to stock awards granted prior to January 1, 2006 to grantees that will or have become retirement-eligible before such awards will have been fully expensed; such expense will be recognized over the next five years, or immediately upon a grantee’s retirement.

At December 31, 2007 and 2006, there was $175 million and $195 million, respectively, of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years. There was $185 million of unrecognized compensation expense,

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

The total market value (at the vesting date) of stock award shares which vested during 2007, 2006 and 2005 was $48 million, $51 million and $60 million, respectively.

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

The Company granted 4,862,680 of stock option shares, including restoration stock option shares, during 2007 with a grant date exercise price range of $22 to $34 per share. During 2007, 2,032,510 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

The Company’s stock option activity was as follows, shares in millions:

	2007	2006	2005

Option shares outstanding at January 1	26	27	26
Weighted average exercise price	$26	$26	$25
Option shares granted, including restoration options	5	4	4
Weighted average exercise price	$30	$27	$31
Option shares exercised	3	4	2
Aggregate intrinsic value on date of exercise (A)	$26 million	$27 million	$32 million
Weighted average exercise price	$22	$25	$20
Option shares forfeited	2	1	1
Weighted average exercise price	$29	$30	$25
Option shares outstanding at December 31	26	26	27
Weighted average exercise price	$27	$26	$26
Weighted average remaining option term (in years)	6	6	6
Option shares vested and expected to vest at December 31	26	26	27
Weighted average exercise price	$27	$26	$26
Aggregate intrinsic value (A)	$7 million	$106 million	$124 million
Weighted average remaining option
term (in years)	6	6	6
Option shares exercisable (vested) at December 31	14	15	16
Weighted average exercise price	$25	$25	$25
Aggregate intrinsic value (A)	$7 million	$75 million	$93 million
Weighted average remaining option
term (in years)	5	5	4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

The Company measures compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years. At December 31, 2007, the Company had $7 million of unrecognized compensation expense related to stock options granted prior to January 1, 2006 to grantees that will or have become retirement-eligible before such options will have been fully expensed; such expense will be recognized over the next three years, or immediately upon a grantee’s retirement.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Continued)

At December 31, 2007 and 2006, there was $73 million and $90 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years. At January 1, 2006, the Company estimated a forfeiture rate for stock options and applied that rate to all previously expensed stock options; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.

The Company received cash of $60 million, $28 million and $33 million in 2007, 2006 and 2005, respectively, for the exercise of stock options.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2007	2006	2005

Weighted average grant date fair value	$8.92	$8.24	$10.33
Risk-free interest rate	4.74%	4.89%	4.10%
Dividend yield	3.0%	3.1%	2.3%
Volatility factor	31.8%	34.0%	35.8%
Expected option life	7 years	7 years	7 years

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2007, shares in millions:

Option Shares Outstanding
		Weighted		Option Shares Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Option	Exercise	Number of	Exercise
Prices	Shares	Term	Price	Shares	Price

$20-23	7	4 Years	$21	6	$21
$24-28	7	7 Years	$27	4	$27
$29-32	12	8 Years	$30	4	$30
$33-38	–	5 Years	$34	–	$35

$20-38	26	6 Years	$27	14	$25

Phantom Stock Awards and Stock Appreciation Rights (“SARs”)

The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized (income) expense of $(2) million and $1 million related to the valuation of phantom stock awards for 2007 and 2006, respectively. In 2007 and 2006, the Company granted 130,000 shares and 175,000 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million and $5 million, respectively, and paid $4 million of cash in both years to settle phantom stock awards.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	STOCK-BASED COMPENSATION – (Concluded)

SARs are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon exercise. On January 1, 2006, the Company changed its method of accounting for SARs, in accordance with the provisions of SFAS No. 123R, from the intrinsic value method to the fair value method. The fair value method requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. As a result of implementing this change, during 2006, the Company recognized expense of $3 million (net of income tax benefit of $2 million) as a cumulative effect of accounting change, net. The Company recognized (income) expense of $(5) million and $400,000 related to the valuation of SARs for 2007 and 2006, respectively. During 2007 and 2006, the Company granted SARs for 521,100 shares and 422,300 shares, respectively, with an aggregate fair value of $4 million in both years.

Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock
	Awards		Stock Appreciation Rights
	At December 31		At December 31
	2007	2006	2007	2006

Accrued compensation cost liability	$9	$15	$3	$9
Unrecognized compensation cost	$5	$9	$2	$5
Equivalent common shares	1	1	2	2

N.	EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $44 million and $47 million in 2007, $54 million and $44 million in 2006 and $51 million and $42 million in 2005, respectively.

During 2006, the Company implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). Among other things, SFAS No. 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined-benefit pension and other post-retirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition did not affect the Company’s consolidated statements of income.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Continued)

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified

Changes in projected benefit obligation:
Projected benefit obligation at January 1	$780	$144	$771	$143
Service cost	17	2	18	3
Interest cost	44	8	41	7
Participant contributions	1	–	1	—
Plan amendments	—	1	—	3
Actuarial (gain) loss, net	(71)	(12)	(28)	(7)
Foreign currency exchange	11	—	21	—
Settlements	—	—	(6)	—
Disposition	—	—	(7)	—
Benefit payments	(34)	(5)	(31)	(5)

Projected benefit obligation at December 31	$748	$138	$780	$144

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$594	$—	$540	$—
Actual return on plan assets	36	—	57	—
Foreign currency exchange	2	—	10	—
Company contributions	35	5	31	5
Participant contributions	1	—	1	—
Settlements	—	—	(6)	—
Disposition	—	—	(7)	—
Expenses	—	—	(1)	—
Benefit payments	(34)	(5)	(31)	(5)

Fair value of plan assets at December 31	$634	$—	$594	$—

Funded status at December 31:	$(114)	$(138)	$(186)	$(144)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2007		At December 31, 2006
	Qualified	Non-Qualified	Qualified	Non-Qualified

Other assets	$10	$—	$1	$—
Accrued liabilities	(3)	(8)	(2)	(8)
Deferred income taxes and other	(121)	(130)	(185)	(136)

Total net liability	$(114)	$(138)	$(186)	$(144)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Continued)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2007		At December 31, 2006
	Qualified	Non-Qualified	Qualified	Non-Qualified

Net loss	$85	$12	$149	$25
Net transition obligation	1	—	1	—
Net prior service cost	3	5	2	5

Total	$89	$17	$152	$30

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified

Projected benefit obligation	$283	$138	$669	$144
Accumulated benefit obligation	$282	$131	$613	$135
Fair value of plan assets	$191	$—	$481	$—

The projected benefit obligation was in excess of plan assets for all except two of the Company’s qualified defined-benefit pension plans at December 31, 2007 and for all except one of the Company’s qualified defined-benefit pension plans at December 31, 2006.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	2007		2006		2005
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$17	$2	$19	$3	$18	$3
Interest cost	44	8	41	7	40	7
Expected return on plan assets	(49)	—	(45)	—	(42)	—
Recognized prior service cost	—	1	1	2	1	2
Recognized curtailment (gain) loss	—	—	1	(1)	—	—
Recognized settlement loss	—	—	1	—	—	—
Recognized net loss	5	1	8	4	5	5

Net periodic pension cost	$17	$12	$26	$15	$22	$17

The Company expects to recognize $2 million and $1 million of pre-tax net loss and prior service cost, respectively, from accumulated other comprehensive income into net periodic pension cost in 2008 related to its defined-benefit pension plans.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Continued)

Plan Assets

The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2007	2006

Equity securities	67%	69%
Debt securities	12%	4%
Other	21%	27%

Total	100%	100%

The investment objectives of the Company’s qualified defined-benefit pension plans are: 1) to earn a return, net of fees, greater than or equal to the expected long-term rate of return on plan assets; 2) to diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and 3) to maintain liquidity sufficient to meet Plan obligations. Long-term target allocations are: equity securities (80%), debt securities (10%) and other investments (10%).

Plan assets included 1.4 million shares of Company common stock valued at $31 million and $42 million at December 31, 2007 and 2006, respectively.

Assumptions

Major assumptions used in accounting for the Company’s defined-benefit pension plans were primarily as follows:

	December 31
	2007	2006	2005

Discount rate for obligations	6.25%	5.50%	5.25%
Expected return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Discount rate for net periodic pension cost	5.50%	5.25%	5.75%

The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2007 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 5.00 percent to 6.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 6.25 percent or higher at December 31, 2007.

The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based upon the current and long-term target asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense was primarily December 31.

Other

The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $9 million at both December 31, 2007 and 2006.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	EMPLOYEE RETIREMENT PLANS – (Concluded)

Cash Flows

At December 31, 2007, the Company expected to contribute approximately $11 million to its qualified defined-benefit pension plans in 2008. The Company also expected to pay benefits of $3 million and $8 million to participants of its unfunded qualified and non-qualified defined-benefit pension plans, respectively, in 2008.

At December 31, 2007, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified	Non-Qualified
	Plans	Plans

2008	$32	$8
2009	$34	$10
2010	$35	$10
2011	$36	$11
2012	$37	$11
2013-2017	$218	$59

O.	SHAREHOLDERS’ EQUITY

In July 2007, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2006. At December 31, 2007, the Company had remaining authorization to repurchase up to 41 million shares of its common stock in open-market transactions or otherwise. The Company repurchased and retired 31 million common shares in 2007, 29 million common shares in 2006 and 31 million common shares in 2005 for cash aggregating $857 million, $854 million and $986 million in 2007, 2006 and 2005, respectively.

On the basis of amounts paid (declared), cash dividends per common share were $.91 ($.92) in 2007, $.86 ($.88) in 2006 and $.78 ($.80) in 2005, respectively. In 2007, the Company increased its quarterly cash dividend by five percent to $.23 per common share from $.22 per common share.

Accumulated Other Comprehensive Income

The Company’s total comprehensive income was as follows, in millions:

	2007	2006	2005

Net income	$386	$488	$940
Other comprehensive income:
Cumulative translation adjustments	143	208	(251)
Unrealized loss on marketable securities, net	(7)	(10)	(10)
Prior service cost and net loss, net	49	—	—
Minimum pension liability, net	—	56	(38)

Total	$571	$742	$641

The unrealized loss on marketable securities, net, is net of income tax benefit of $5 million, $6 million and $5 million for 2007, 2006 and 2005, respectively. The prior service cost and net loss, net, is net of income tax of $27 million for 2007. The minimum pension liability, net, is net of income tax expense (benefit) of $33 million and $(23) million for 2006 and 2005, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	SHAREHOLDERS’ EQUITY – (Concluded)

The components of accumulated other comprehensive income were as follows, in millions:

	At December 31
	2007	2006

Cumulative translation adjustments	$770	$627
Unrealized (loss) gain on marketable securities, net	(4)	3
Unrecognized prior service cost and net loss, net	(69)	(118)

Accumulated other comprehensive income	$697	$512

The unrealized (loss) gain on marketable securities, net, is reported net of income tax expense (benefit) of $(3) million and $2 million at December 31, 2007 and 2006, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $39 million and $66 million at December 31, 2007 and 2006, respectively.

The realized gains, net, on marketable securities of $3 million, net of tax effect, for both 2007 and 2006 were included in determining net income and were reclassified from accumulated other comprehensive income.

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

The above products and services are sold and provided to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	SEGMENT INFORMATION — (Continued)

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales(1)(2)(3)(4)(5)			Operating Profit(5)(9)			Assets at December 31(6)(10)
	2007	2006	2005	2007	2006	2005	2007	2006	2005

The Company’s operations by segment were:
Cabinets and Related Products	$2,829	$3,286	$3,324	$336	$122	$515	$1,769	$1,860	$2,017
Plumbing Products	3,449	3,296	3,176	265	280	367	2,320	2,400	2,206
Installation and Other Services	2,615	3,158	3,063	176	344	382	2,622	2,488	2,496
Decorative Architectural Products	1,771	1,717	1,612	383	371	275	916	1,007	976
Other Specialty Products	1,106	1,261	1,325	(28)	225	229	1,920	2,089	2,128

Total	$11,770	$12,718	$12,500	$1,132	$1,342	$1,768	$9,547	$9,844	$9,823

The Company’s operations by geographic area were:
North America	$9,271	$10,537	$10,440	$1,008	$1,417	$1,567	$7,089	$7,390	$7,443
International, principally Europe	2,499	2,181	2,060	124	(75)	201	2,458	2,454	2,380

Total, as above	$11,770	$12,718	$12,500	1,132	1,342	1,768	9,547	9,844	9,823

General corporate expense, net (7)				(181)	(203)	(192)
Gains on sale of corporate fixed assets, net				8	—	8
Income regarding litigation settlement(8)				—	1	6

Operating profit, as reported				959	1,140	1,590
Other income (expense), net				(189)	(226)	(165)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net				$770	$914	$1,425

Corporate assets							1,360	2,481	2,736

Total assets							$10,907	$12,325	$12,559

	Property Additions (10)			Depreciation and Amortization (5)
	2007	2006	2005	2007	2006	2005

The Company’s operations by segment were:
Cabinets and Related Products	$70	$169	$77	$67	$60	$58
Plumbing Products	63	101	76	79	89	71
Installation and Other Services	70	32	15	27	24	26
Decorative Architectural Products	11	17	47	18	17	18
Other Specialty Products	29	71	55	39	38	37

	243	390	270	230	228	210
Unallocated amounts, principally related to corporate assets	4	11	9	16	14	24
Assets of dispositions (acquisitions), net	—	—	3	—	—	—

Total	$247	$401	$282	$246	$242	$234

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	SEGMENT INFORMATION – (Concluded)

(1)	Included in net sales were export sales from the U.S. of $291 million, $253 million and $244 million in 2007, 2006 and 2005, respectively.

(2)	Intra-company sales between segments represented approximately two percent of net sales in both 2007 and 2006 and one percent of net sales in 2005.

(3)	Included in net sales were sales to one customer of $2,403 million, $2,547 million and $2,654 million in 2007, 2006 and 2005, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $8,910 million, $10,188 million and $10,120 million in 2007, 2006 and 2005, respectively.

(5)	Net sales, operating profit and depreciation and amortization expense for 2007, 2006 and 2005 excluded the results of businesses reported as discontinued operations in 2007, 2006 and 2005.

(6)	Long-lived assets of the Company’s operations in the U.S. and Europe were $4,987 million and $1,477 million, $4,959 million and $1,510 million, and $4,892 million and $1,610 million at December 31, 2007, 2006 and 2005, respectively.

(7)	General corporate expense included those expenses not specifically attributable to the Company’s segments.

(8)	The income regarding litigation settlement related to the Company’s subsidiary, Behr Process Corporation, which is included in the Decorative Architectural Products segment.

(9)	Included in segment operating profit for 2007 were impairment charges for goodwill and other intangible assets as follows: Plumbing Products – $69 million; and Other Specialty Products – $158 million. Included in segment operating profit for 2006 were impairment charges for goodwill as follows: Cabinets and Related Products – $316 million; and Plumbing Products – $1 million. Included in segment operating profit for 2005 were impairment charges for goodwill as follows: Plumbing Products – $7 million; and Other Specialty Products – $36 million. The impairment charges for goodwill were principally related to certain of the Company’s European businesses.

(10)	Segment assets excluded the assets of businesses reported as discontinued operations.

Q.	OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2007	2006	2005

Income from cash and cash investments	$37	$44	$35
Other interest income	3	2	6
Income from financial investments, net (Note E)	49	44	115
Other items, net	2	25	(29)

Total other, net	$91	$115	$127

Other items, net, included realized foreign currency transaction gains (losses) of $9 million, $14 million and $(25) million in 2007, 2006 and 2005, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	INCOME TAXES

		(In Millions)
	2007	2006	2005

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net:
U.S	$606	$969	$1,218
Foreign	164	(55)	207

	$770	$914	$1,425

Provision (benefit) for income taxes on income from continuing operations before minority interest and cumulative effect of accounting change, net:
Currently payable:
U.S. Federal	$263	$342	$346
State and local	33	44	37
Foreign	81	66	80
Deferred:
U.S. Federal	(18)	(51)	52
State and local	(11)	(3)	6
Foreign	(12)	11	(7)

	$336	$409	$514

Deferred tax assets at December 31:
Receivables	$21	$21
Inventories	32	31
Other assets, including stock-based compensation	119	102
Accrued liabilities	122	163
Long-term liabilities	120	106
Foreign tax credit carryforward	45	61

	459	484

Deferred tax liabilities at December 31:
Property and equipment	308	288
Investment in foreign subsidiaries	19	13
Intangibles	374	352
Other, principally notes payable	52	161

	753	814

Net deferred tax liability at December 31	$294	$330

At December 31, 2007 and 2006, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $216 million and $137 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $510 million and $467 million, respectively.

The Company made dividend distributions of accumulated earnings from certain of its foreign subsidiaries from 2004 to 2007. A substantial portion of these dividend distributions generated significant foreign tax credits that were used to offset the majority of the U.S. tax on the dividend distributions and resulted in a $45 million and $61 million foreign tax credit carryforward at December 31, 2007 and 2006, respectively. The Company believes that the foreign tax credit carryforward will be utilized before the 10-year carryforward periods, from December 31, 2014 to December 31, 2016, expire principally with

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	INCOME TAXES — (Continued)

identified potential sources of future income taxed in foreign jurisdictions at rates less than the present U.S. Federal rate of 35 percent; therefore, a valuation allowance was not required at December 31, 2007 and 2006.

A reconciliation of the U.S. Federal statutory rate to the provision for income taxes on income from continuing operations before minority interest and cumulative effect of accounting change, net, was as follows:

	2007	2006	2005

U.S. Federal statutory rate	35%	35%	35%
State and local taxes, net of U.S. Federal tax benefit	2	3	2
Lower taxes on foreign earnings	(2)	(1)	(1)
Change in U.S. and foreign taxes on distributed and undistributed foreign earnings, including the impact of foreign tax credit	5	(3)	—
Goodwill impairment charges providing no tax benefit	8	12	1
Domestic production deduction	(1)	(1)	(1)
Change in foreign tax rates	(2)	—	—
Other, net	(1)	—	—

Effective tax rate	44%	45%	36%

Income taxes paid were $363 million, $496 million and $457 million in 2007, 2006 and 2005, respectively.

During 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 allows the recognition of only those tax benefits that the Company estimates have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN No. 48 also provides guidance on financial statement classification and disclosure, and the accounting for interest, penalties, interim periods and transition.

Historically, the Company has established reserves for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”). Under this standard, accounting reserves for tax contingencies are established when it is probable that an additional tax may be owed and the amount can be reasonably estimated. FIN No. 48 establishes a threshold for recognizing accounting reserves for income tax contingencies on uncertain tax positions lower than the threshold under SFAS No. 5. Therefore, as a result of adopting FIN No. 48, the Company has increased its accounting reserves for income tax contingencies (referred to by FIN No. 48 as “unrecognized tax benefits”) to $91 million as of January 1, 2007, the date of adoption. If recognized, $62 million, net of any U.S. Federal tax benefit, would affect the Company’s effective tax rate. The cumulative effect of adopting FIN No. 48 resulted in a reduction to beginning retained earnings of $26 million, net of any U.S. Federal tax benefit, as of January 1, 2007, and the majority of the Company’s unrecognized tax benefits were reclassified from current to non-current liabilities in accordance with the provisions of FIN No. 48.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	INCOME TAXES – (Concluded)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including related interest and penalties, is as follows:

	(In Millions)
	Unrecognized	Interest and
	Tax Benefits	Penalties	Total

Balance at January 1, 2007	$91	$19	$110
Current year tax positions:
Additions	13	—	13
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	6	—	6
Reductions	(21)	—	(21)
Settlements with tax authorities	(11)	(2)	(13)
Lapse of applicable statute of limitations	(2)	—	(2)
Interest and penalties recognized in income tax expense	—	2	2
Effect of exchange rate changes	1	—	1

Balance at December 31, 2007	$76	$19	$95

If recognized, $50 million of the unrecognized tax benefits at December 31, 2007, net of any U.S. Federal tax benefit, would affect the Company’s effective tax rate.

At December 31, 2007, the total unrecognized tax benefits, including related interest and penalties, is recorded in deferred income taxes and other.

The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. Beginning with the 2006 consolidated U.S. Federal income tax return, the Company has been selected by the Internal Revenue Service (“IRS”) to participate in the Compliance Assurance Program (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the IRS, working in conjunction with the Company, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording U.S. Federal unrecognized tax benefits. The IRS has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2006. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2000.

The Company does not anticipate that it is reasonably possible that any material increase or decrease in its liability for unrecognized tax benefits will occur within the next twelve months.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2007	2006	2005

Numerator (basic and diluted):
Income from continuing operations before cumulative effect of accounting change, net	$397	$478	$889
(Loss) income from discontinued operations, net	(11)	13	51
Cumulative effect of accounting change, net	—	(3)	—

Net income	$386	$488	$940

Denominator:
Basic common shares (based on weighted average)	369	394	422
Add:
Contingent common shares	3	5	4
Stock option dilution	1	1	4

Diluted common shares	373	400	430

At December 31, 2007, 2006 and 2005, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2007, 2006 and 2005 did not exceed the equivalent accreted value of the Notes.

Additionally, 19 million common shares, 16 million common shares and 13 million common shares for 2007, 2006 and 2005, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million common shares at both December 31, 2007 and 2006); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	OTHER COMMITMENTS AND CONTINGENCIES — (Continued)

behalf of several of Masco’s competitors in the insulation installation business. The plaintiffs then dismissed all of these lawsuits and, represented by the same counsel, filed another action in the same federal court as a putative class action against the Company, a number of its insulation installation companies and certain of their suppliers. All of the Company’s suppliers, who are co-defendants in this lawsuit, have settled this case. This suit currently seeks class representation for residential insulation contractors (other than the defendants and their affiliates) that have directly purchased fiberglass insulation suitable for residential installation from certain insulation manufacturers. The Company is opposing certification of this lawsuit which seeks to proceed on a class representation basis. Two additional lawsuits, seeking class action status and alleging anticompetitive conduct, were filed against the Company and a number of its insulation suppliers. One of these lawsuits was filed in a Florida state court and has been dismissed by the court with prejudice. The other lawsuit was filed in federal court in northern California and was recently transferred to federal court in Atlanta, Georgia. The Company is vigorously defending these remaining cases, including opposing class certification of the direct purchasers of insulation who are competitors of the Company and who constitute the purported class in one such case, and California indirect purchasers of insulation who are either consumers or builders and who constitute the purported class in the other such case. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. There cannot, however, be any assurance that the Company will ultimately prevail in the remaining lawsuits or, if unsuccessful, that the ultimate liability would not be material. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment but does not believe that any adverse judgment would have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

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

In 2004, the Company learned that European governmental authorities were investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company’s European manufacturing divisions and a number of other large businesses. As part of its broadened governance activities, the Company, with the assistance of its outside counsel, completed a review of the competition practices of its European divisions, including those in the plumbing and heating industries, and the Company is cooperating fully with the European governmental authorities. Several private antitrust lawsuits have been filed in the United States as putative class actions against, among others, the Company and certain of the other companies being investigated relating to the defendants’ plumbing operations. These appear to be an outgrowth of the investigations being conducted by European governmental authorities. These lawsuits have been dismissed, however, the Company has been notified that a notice of appeal has been filed in one of these lawsuits. Based upon the advice of its outside counsel, the review of the competition practices of its European divisions referred to above and other factors, the Company believes that it will not incur material liability as a result of the matters that are the subject of these investigations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	OTHER COMMITMENTS AND CONTINGENCIES — (Continued)

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

Changes in the Company’s warranty liability were as follows, in millions:

	2007	2006

Balance at January 1	$120	$105
Accruals for warranties issued during the year	56	69
Accruals related to pre-existing warranties	16	7
Settlements made (in cash or kind) during the year	(57)	(62)
Other, net (including currency translation)	(2)	1

Balance at December 31	$133	$120

Acquisition-Related Commitments

The Company, as part of certain acquisition agreements, provided for the payment of additional consideration in either cash or Company common stock, contingent upon whether certain conditions are met, including the operating performance of the acquired business and the price of the Company’s common stock. At December 31, 2007, the Company had additional consideration payable in cash of $10 million contingent upon the operating performance of the acquired businesses.

Investments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2007, commitments to contribute up to $49 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

Residual Value Guarantees

The Company has residual value guarantees resulting from operating leases, primarily related to certain of the Company’s trucks and other vehicles, in the Installation and Other Services segment. The operating leases are generally for a minimum term of 24 months and are renewable monthly after the initial term. After the end of the initial term, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related vehicles. The value of lease-related guarantees, including the obligation payable under the residual value guarantees, assuming the fair value at lease termination is zero, was approximately $88 million at December 31, 2007.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	OTHER COMMITMENTS AND CONTINGENCIES – (Concluded)

For all operating leases that contain residual value guarantee provisions (principally related to vehicles), the Company calculates the amount due under the guarantees and compares such amount to the fair value of the leased assets. If the amount payable under the residual value guarantee exceeds the fair value at lease termination, the Company would record a liability equal to such excess with a corresponding charge to earnings. At December 31, 2007, the estimated fair market value exceeded the amount payable under the residual value guarantees and no liability was recorded.

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

U.	SUBSEQUENT EVENT

The Company reviews its business portfolio on an ongoing basis as part of its corporate strategic planning and has determined that several of its European business units are not core to the Company’s long-term growth strategy and, accordingly, has embarked on a plan of disposition. These business units had combined 2007 net sales in excess of $270 million and aggregate operating profit of $13 million (excluding an impairment charge for goodwill of $108 million), or an operating loss of $(95) million, including the impairment charge for goodwill. The Company expects proceeds from the dispositions to exceed $140 million. The dispositions are expected to be completed within the next twelve months.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

V.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

	(In Millions, Except Per Common Share Data)
	Total	Quarters Ended
	Year	December 31	September 30	June 30	March 31

2007:
Net sales	$11,770	$2,698	$3,059	$3,148	$2,865
Gross profit	$3,211	$690	$862	$907	$752
Income (loss) from continuing operations	$397	$(140)	$209	$186	$142
Net income (loss)	$386	$(151)	$205	$189	$143
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.08	$(.39)	$.57	$.50	$.37
Net income (loss)	$1.05	$(.42)	$.56	$.51	$.37
Diluted:
Income (loss) from continuing operations	$1.06	$(.39)	$.57	$.50	$.37
Net income (loss)	$1.03	$(.42)	$.56	$.51	$.37
2006:
Net sales	$12,718	$2,931	$3,279	$3,354	$3,154
Gross profit	$3,506	$740	$919	$976	$871
Income (loss) from continuing operations before cumulative effect of accounting change, net	$478	$(169)	$225	$215	$207
Net income (loss)	$488	$(187)	$252	$219	$204
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change, net	$1.21	$(.44)	$.58	$.54	$.51
Net income (loss)	$1.24	$(.49)	$.65	$.55	$.50
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change, net	$1.20	$(.44)	$.57	$.53	$.50
Net income (loss)	$1.22	$(.49)	$.64	$.54	$.50

Earnings (loss) per common share amounts for the four quarters of 2007 and 2006 may not total to the earnings per common share amounts for the years ended December 31, 2007 and 2006 due to the timing of common stock repurchases. The first quarters of 2007 and 2006 have been restated to reflect the 2007 discontinued operation.

Fourth quarter 2007 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $208 million after tax ($227 million pre-tax). Income from continuing operations and net income include after-tax impairment charges for financial investments of $7 million ($10 million pre-tax) and $8 million ($12 million pre-tax) in the second and third quarters of 2007, respectively. Net income for 2007 includes after-tax (loss) income, net, related to

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

V.	INTERIM FINANCIAL INFORMATION (UNAUDITED) – (Concluded)

discontinued operations of $1 million ($1 million pre-tax), $3 million ($4 million pre-tax), $(4) million ($(4) million pre-tax) and $(11) million ($(9) million pre-tax) in the first, second, third and fourth quarters of 2007, respectively.

Fourth quarter 2006 loss from continuing operations before cumulative effect of accounting change, net and net loss include non-cash impairment charges for goodwill of $307 million after tax ($307 million pre-tax), and income regarding litigation settlement of $1 million after tax ($1 million pre-tax). Income from continuing operations before cumulative effect of accounting change, net and net income include after-tax impairment charges for financial investments of $51 million ($78 million pre-tax), $5 million ($8 million pre-tax) and $10 million ($15 million pre-tax) in the second, third and fourth quarters of 2006, respectively. Net income for 2006 includes after-tax income (loss), net, related to discontinued operations of $0 million ($1 million pre-tax), $4 million ($5 million pre-tax), $27 million ($53 million pre-tax) and $(18) million ($(15) million pre-tax) in the first, second, third and fourth quarters of 2006, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2007. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in this Report under Item 8. Financial Statements and Supplementary Data under the heading Management’s Report on Internal Control over Financial Reporting and the report of our independent registered public accounting firm is included under the heading “Report of Independent Registered Public Accounting Firm” under the same Item.

(c) Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended December 31, 2007, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the fourth quarter of 2007, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Contractor Services, one of the Company’s larger business units. The new ERP system is a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The business process engineering of this initiative is significant in scale and complexity, and will result in significant modifications to certain internal controls. The implementation of the new ERP system has been designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company’s website at www.masco.com. Other information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed on or before April 29, 2008, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed on or before April 29, 2008, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The Company has three equity compensation plans, the 1991 Long Term Stock Incentive Plan (under which further grants have been discontinued), the 2005 Long Term Stock Incentive Plan and the 1997 Non-Employee Directors Stock Plan (under which further grants have been discontinued). The following table sets forth information as of December 31, 2007 concerning the Company’s three equity compensation plans, each of which was approved by stockholders. The Company does not have any equity compensation plans that are not approved by stockholders.

Number of Securities
	Number of		Remaining Available for
	Securities to be		Future Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation Plans
	Exercise of Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in the
Plan Category	and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by stockholders	26,139,400	$27.11	16,158,500

The remaining information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed on or before April 29, 2008, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed on or before April 29, 2008, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed on or before April 29, 2008, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a) Listing of Documents.

(1)	Financial Statements. The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2007, 2006 and 2005, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

Exhibit
Number

3.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto (Incorporated by reference to Exhibit 3.i of Masco’s 2005 Form 10-K filed 3-2-2006).
3.ii	Bylaws of Masco Corporation, as Amended and Restated June 2, 2007 (Incorporated by reference to Exhibit 3.ii of Masco’s Form 8-K filed 6-6-2007).
4.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.a.i of Masco’s 2006 Form 10-K filed 2-27-07) and Directors’ resolutions establishing Masco Corporation’s
(i) 7 1/8% Debentures Due August 15, 2013 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(ii) 6.625% Debentures Due April 15, 2018 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(iii) 5.75% Notes Due October 15, 2008 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004); and
(iv) 7 3/4% Debentures Due August 1, 2029 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2004 Form 10-K filed 3-16-2005).
4.a.ii	Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago (Incorporated by reference to Exhibit 4.a.ii of Masco’s 2004 Form 10-K filed 3-16-2005).
4.a.iii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee (Incorporated by reference to Exhibit 4.a.iii of Masco’s 2004 Form 10-K filed 3-16-2005).

Exhibit
Number

4.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.b.i of Masco’s 2006 Form 10-K filed 2-27-07) and Directors’ Resolutions establishing Masco Corporation’s
(i) 5 7/8% Notes Due July 15, 2012 (Filed herewith);
(ii) 6 1/2% Notes Due August 15, 2032 (Filed herewith);
(iii) 4.80% Notes Due June 15, 2015 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2nd Quarter Form 10-Q filed 8-4-2005);
(iv) 6.125% Notes Due October 3, 2016 (Incorporated by reference to Masco’s 2006 Form 10-K filed 2-27-2007);
(v) Floating Rate Notes Due 2010 (Incorporated by reference to Exhibit 4.b.i of Masco’s Form 10-Q filed 5-3-2007); and
(vi) 5.85% Notes Due 2017 (Incorporated by reference to Exhibit 4.b.ii of Masco’s Form 10-Q filed 5-3-2007).
4.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and among Masco Corporation and Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.b.iii of Masco’s 2006 Form 10-K filed 2-27-2007).
4.b.iii	Second Supplemental Indenture between Masco Corporation and J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon Convertible Senior Note, Series B due 2031) (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 12-23-2004).
4.c	U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco Europe, S.á r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Runners and Citibank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and Bank One, N.A. (Main Office Chicago), as Administrative Agent (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed 11-12-2004), as amended by Amendment No. 1 dated February 10, 2006 (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed February 15, 2006).
Note:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since(i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:	Exhibits 10.a through 10.j constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) Incorporated by reference to Exhibit 10.a of Masco’s 2006 Form 10-K filed 2-27-2007)

(i)  Forms of Restricted Stock Award Agreement for awards prior to January 1, 2005 (Incorporated by reference to Exhibit 10.a.i of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004) and for awards on and after January 1, 2005 (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 1-06-2005);

(ii) Forms of Restoration Stock Option (Incorporated by reference to Exhibit 10.a.ii of Masco’s 3rd Quarter Form 10-Q filed 11-4-2004);

Exhibit
Number

(iii) Forms of Stock Option Grant (Incorporated by reference to Exhibit 10.a.iii of Masco’s 3rd Quarter Form 10-Q filed 11-4-2004);
(iv) Forms of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.a.iv of Masco’s 3rd Quarter Form 10-Q filed 11-4-2004); and
(v) Forms of amendment to Award Agreements (Incorporated by reference to Exhibit 10.a of Masco’s 2005 Form 10-K filed 3-2-2006).
10.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) (Incorporated by reference to Exhibit 10.b if Masco’s 2006 Form 10-k filed 2-27-2007)
(i) Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2- 2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(iii) Form of Restoration Stock Option (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iv) Form of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006).
10.b.ii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (Filed herewith)
(i) Form of Restricted Stock Award Agreement (Filed herewith); and
(ii) Form of Stock Option Grant Agreement (Filed herewith).
10.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments (Filed herewith).
10.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005) (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006)
(i) Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iii) Form of amendment to Award Agreements (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
10.e	Other compensatory arrangements for executive officers (Incorporated by reference to Exhibit 10.f of Masco’s 2005 Form 10-K filed 3-2-2006).
10.f	Masco Corporation 2004 Restricted Stock Award Program (Incorporated by reference to Exhibit 10.b of Masco’s Form 10-Q filed 8-5-2004).
10.g	Compensation of Non-Employee Directors (Filed herewith).
10.h	Masco Corporation Retirement Benefit Restoration Plan dated January 1, 1995, as amended October 1, 2004 (Incorporated by reference to Exhibit 10.p of Masco’s 2004 Form 10-K filed 3-16-2005).
10.i	Agreement dated as of April 3, 2007 between Richard A. Manoogian and Masco Corporation (Incorporated by reference to Exhibit 10 of Masco’s Current Report on Form 8-K filed 4-9-2007).
10.j	Letter from Masco Corporation to Donald DeMarie regarding relocation arrangements (Filed herewith).

Exhibit
Number

10.k	Amended and Restated Shareholders’ Agreement, dated as of November 27, 2006, between RHJ International SA, Asahi Tec Corporation and The Principal Company Shareholders Listed on Schedule I thereto (Incorporated by reference to Exhibit 10.i of Masco’s 2006 Form 10-K filed 2-27-2007).
10.l	Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time (Incorporated by reference to Exhibit 10.j of Masco’s 2006 Form 10-K filed 2-27-2007).
10.m	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties” (Incorporated by reference to Exhibit 10.k of Masco’s 2006 Form 10-K filed 2-27-2007).
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Filed herewith).
21	List of Subsidiaries (Filed herewith).
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule (Filed herewith).
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of the United States Code (Filed herewith).

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

MASCO CORPORATION

By:	/s/ John G. Sznewajs
John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/s/ Timothy Wadhams Timothy Wadhams	President, Chief Executive Officer and Director

Principal Financial Officer and
Principal Accounting Officer:

/s/ John G. Sznewajs John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer

/s/ Dennis W. Archer Dennis W. Archer	Director

/s/ Thomas G. Denomme Thomas G. Denomme	Director

/s/ Peter A. Dow Peter A. Dow	Director

/s/ Anthony F. Earley, Jr. Anthony F. Earley, Jr.	Director	February 22, 2008

/s/ Verne G. Istock Verne G. Istock	Director

/s/ David L. Johnston David L. Johnston	Director

/s/ J. Michael Losh J. Michael Losh	Director

/s/ Richard A. Manoogian Richard A. Manoogian	Executive Chairman

/s/ Lisa A. Payne Lisa A. Payne	Director

/s/ Mary Ann Van Lokeren Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2007, 2006 and 2005

					(In Millions)
Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2007	$84	$27	$(1)	$(25)	$85
2006	$78	$14	$(2)	$(6)	$84
2005	$82	$13	$(5)	$(12)	$78

(a)	Allowance of companies acquired and companies disposed of, net.

(b)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

3	.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto (Incorporated by reference to Exhibit 3.i of Masco’s 2005 Form 10-K filed 3-2-2006).
3	.ii	Bylaws of Masco Corporation, as Amended and Restated June 2, 2007 (Incorporated by reference to Exhibit 3.ii of Masco’s Form 8-K filed 6-6-2007).
4	.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.a.i of Masco’s 2006 Form 10-K filed 2-27-07) and Directors’ resolutions establishing Masco Corporation’s
(i) 7 1/8% Debentures Due August 15, 2013 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(ii) 6.625% Debentures Due April 15, 2018 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004);
(iii) 5.75% Notes Due October 15, 2008 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2003 Form 10-K filed 2-27-2004); and
(iv) 7 3/4% Debentures Due August 1, 2029 (Incorporated by reference to Exhibit 4.a.i of Masco’s 2004 Form 10-K filed 3-16-2005).
4	.a.ii	Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago (Incorporated by reference to Exhibit 4.a.ii of Masco’s 2004 Form 10-K filed 3-16-2005).
4	.a.iii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee (Incorporated by reference to Exhibit 4.a.iii of Masco’s 2004 Form 10-K filed 3-16-2005).
4	.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.b.i of Masco’s 2006 Form 10-K filed 2-27-07) and Directors’ Resolutions establishing Masco Corporation’s
(i) 5 7/8% Notes Due July 15, 2012 (Filed herewith);
(ii) 6 1/2% Notes Due August 15, 2032 (Filed herewith);
(iii) 4.80% Notes Due June 15, 2015 (Incorporated by reference to Exhibit 4.b.i of Masco’s 2nd Quarter Form 10-Q filed 8-4-2005);
(iv) 6.125% Notes Due October 3, 2016 (Incorporated by reference to Masco’s 2006 Form 10-K filed 2-27-2007);
(v) Floating Rate Notes Due 2010 (Incorporated by reference to Exhibit 4.b.i of Masco’s Form 10-Q filed 5-3-2007); and
(vi) 5.85% Notes Due 2017 (Incorporated by reference to Exhibit 4.b.ii of Masco’s Form 10-Q filed 5-3-2007).
4	.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and among Masco Corporation and Bank of New York Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.b.iii of Masco’s 2006 Form 10-K filed 2-27-2007).

Exhibit
Number		Description of Exhibits

4	.b.iii	Second Supplemental Indenture between Masco Corporation and J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon Convertible Senior Note, Series B due 2031) (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 12-23-2004).
4	.c	U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco Europe, S.á r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Runners and Citibank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and Bank One, N.A. (Main Office Chicago), as Administrative Agent (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed 11-12-2004), as amended by Amendment No. 1 dated February 10, 2006 (Incorporated by reference to Exhibit 4 of Masco’s Form 8-K filed February 15, 2006).
Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since(i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:		Exhibits 10.a through 10.j constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10	.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) Incorporated by reference to Exhibit 10.a of Masco’s 2006 Form 10-K filed 2-27-2007)

(i)  Forms of Restricted Stock Award Agreement for awards prior to January 1, 2005 (Incorporated by reference to Exhibit 10.a.i of Masco’s 3rd Quarter Form 10-Q filed 11-04-2004) and for awards on and after January 1, 2005 (Incorporated by reference to Exhibit 10.1 of Masco’s Form 8-K filed 1-06-2005);

(ii) Forms of Restoration Stock Option (Incorporated by reference to Exhibit 10.a.ii of Masco’s 3rd Quarter Form 10-Q filed 11-4-2004);
(iii) Forms of Stock Option Grant (Incorporated by reference to Exhibit 10.a.iii of Masco’s 3rd Quarter Form 10-Q filed 11-4-2004);
(iv) Forms of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.a.iv of Masco’s 3rd Quarter Form 10-Q filed 11-4-2004); and
(v) Forms of amendment to Award Agreements (Incorporated by reference to Exhibit 10.a of Masco’s 2005 Form 10-K filed 3-2-2006).
10	.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (as amended and restated October 26, 2006) (Incorporated by reference to Exhibit 10.b if Masco’s 2006 Form 10-k filed 2-27-2007)
(i) Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006);
(iii) Form of Restoration Stock Option (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iv) Form of Stock Option Grant for Non-Employee Directors (Incorporated by reference to Exhibit 10.b of Masco’s 2005 Form 10-K filed 3-2-2006).

Exhibit
Number		Description of Exhibits

10	.b.ii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (Filed herewith)
(i) Form of Restricted Stock Award Agreement (Filed herewith); and
(ii) Form of Stock Option Grant Agreement (Filed herewith).
10	.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan (Filed herewith).
10	.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005) (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
(i) Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006);
(ii) Form of Stock Option Grant (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006); and
(iii) Form of amendment to Award Agreements (Incorporated by reference to Exhibit 10.e of Masco’s 2005 Form 10-K filed 3-2-2006).
10	.e	Other compensatory arrangements for executive officers (Incorporated by reference to Exhibit 10.f of Masco’s 2005 Form 10-K filed 3-2-2006).
10	.f	Masco Corporation 2004 Restricted Stock Award Program (Incorporated by reference to Exhibit 10.b of Masco’s Form 10-Q filed 8-5-2004).
10	.g	Compensation of Non-Employee Directors (Filed herewith).
10	.h	Masco Corporation Retirement Benefit Restoration Plan dated January 1, 1995, as amended October 1, 2004 (Incorporated by reference to Exhibit 10.p of Masco’s 2004 Form 10-K filed 3-16-2005).
10	.i	Agreement dated as of April 3, 2007 between Richard A. Manoogian and Masco Corporation (Incorporated by reference to Exhibit 10 of Masco’s Current Report on Form 8-K filed 4-9-2007).
10	.j	Letter from Masco Corporation to Donald DeMarie regarding relocation arrangements (Filed herewith).
10	.k	Amended and Restated Shareholders’ Agreement, dated as of November 27, 2006, between RHJ International SA, Asahi Tec Corporation and The Principal Company Shareholders Listed on Schedule I thereto (Incorporated by reference to Exhibit 10.i of Masco’s 2006 Form 10-K filed 2-27-2007).
10	.l	Shareholders Agreement dated, as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time (Incorporated by reference to Exhibit 10.j of Masco’s 2006 Form 10-K filed 2-27-2007).
10	.m	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties” (Incorporated by reference to Exhibit 10.k of Masco’s 2006 Form 10-K filed 2-27-2007).
12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Filed herewith).
21		List of Subsidiaries (Filed herewith).

Exhibit
Number		Description of Exhibits

23		Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule (Filed herewith).
31	.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
31	.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) (Filed herewith).
32		Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of the United States Code (Filed herewith).