Form 10-Q
period 2008-03-31
MASCO CORP /DE/
filed 2008-04-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 28, 2008

Common stock, par value $1.00 per share	361,700,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2008 and December 31, 2007
(In Millions, Except Share Data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash investments	$630	$922
Receivables	1,541	1,405
Prepaid expenses and other	345	355
Assets held for sale	112	—
Inventories:
Finished goods	610	552
Raw material	412	418
Work in process	138	156

	1,160	1,126

Total current assets	3,788	3,808

Property and equipment, net	2,261	2,367
Goodwill	3,942	3,938
Other intangible assets, net	321	323
Assets held for sale	113	—
Other assets	464	471

Total assets	$10,889	$10,907

LIABILITIES
Current liabilities:
Notes payable	$117	$122
Liabilities held for sale	46	—
Accounts payable	768	714
Accrued liabilities	932	1,072

Total current liabilities	1,863	1,908

Long-term debt	3,996	3,966
Deferred income taxes and other	1,038	1,008

Total liabilities	6,897	6,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; issued and outstanding: 2008 – 354,500,000; 2007 – 358,900,000	355	359
Preferred shares authorized: 1,000,000; issued and outstanding: 2008 – None; 2007 – None	—	—
Retained earnings	2,808	2,969
Accumulated other comprehensive income	829	697

Total shareholders’ equity	3,992	4,025

Total liabilities and shareholders’ equity	$10,889	$10,907

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2008	2007
Net sales	$2,446	$2,803
Cost of sales	1,818	2,067

Gross profit	628	736

Selling, general and administrative expenses	468	484

Operating profit	160	252

Other income (expense), net:
Interest expense	(56)	(63)
Impairment charges for financial investments	(26)	—
Other, net	(2)	42

	(84)	(21)

Income from continuing operations before income taxes and minority interest	76	231
Income taxes	40	85

Income from continuing operations before minority interest	36	146
Minority interest	12	9

Income from continuing operations	24	137

(Loss) income from discontinued operations, net	(22)	6

Net income	$2	$143

Earnings per common share:
Basic:
Income from continuing operations	$.07	$.36
(Loss) income from discontinued operations, net	(.06)	.02

Net income	$.01	$.37

Diluted:
Income from continuing operations	$.07	$.35
(Loss) income from discontinued operations, net	(.06)	.02

Net income	$.01	$.37

Cash dividends per common share:
Declared	$.23	$.23

Paid	$.23	$.22

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(In Millions)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$190	$202
(Increase) in receivables	(174)	(177)
(Increase) in inventories	(64)	(19)
(Decrease) increase in accounts payable and accrued liabilities, net	(60)	82

Net cash (for) from operating activities	(108)	88

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	5	1
Payment of debt	(10)	(10)
Retirement of notes	—	(1,125)
Issuance of notes, net of issuance costs	—	596
Purchase of Company common stock	(100)	(274)
Issuance of Company common stock	—	12
Cash dividends paid	(84)	(87)

Net cash (for) financing activities	(189)	(887)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(43)	(55)
Purchases of auction rate securities	—	(310)
Proceeds from disposition of auction rate securities	—	260
Proceeds from disposition of:
Marketable securities	9	31
Other financial investments, net	4	17
Businesses, net of cash disposed	8	—
Property and equipment	2	9
Acquisition of businesses, net of cash acquired	—	(3)
Other, net	(1)	5

Net cash (for) investing activities	(21)	(46)

Effect of exchange rate changes on cash and cash investments	34	2

CASH AND CASH INVESTMENTS:
Decrease for the period	(284)	(843)
Cash at businesses held for sale	(8)	—
At January 1	922	1,958

At March 31	$630	$1,115

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2008 and the results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2008 presentation in the condensed consolidated financial statements. The results of operations related to 2008 and 2007 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months ended March 31, 2008 and 2007. In the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, cash flows of discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 is effective January 1, 2009 and the Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

B.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At March 31, 2008, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. The 1997 Plan expired in May 2007; subsequently, compensation to non-employee Directors in Company common stock will be made from the 2005 Plan. Pre-tax compensation expense (income) and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three months ended
	March 31,
	2008	2007
Long-term stock awards	$12	$16
Stock options	8	9
Phantom stock awards and stock appreciation rights	(1)	(5)

Total	$19	$20

Income tax benefit	$7	$7

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – concluded:
Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.
The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2008	2007
Unvested stock award shares at January 1	9	9
Weighted average grant date fair value	$28	$27

Stock award shares granted	1	1
Weighted average grant date fair value	$22	$33

Stock award shares vested	(1)	(1)
Weighted average grant date fair value	$27	$26

Stock award shares forfeited	—	—
Weighted average grant date fair value	$29	$28

Unvested stock award shares at March 31	9	9
Weighted average grant date fair value	$26	$27
At March 31, 2008, there was $197 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2008 was $20 million.

C.	In the first quarter of 2008, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition. The dispositions are expected to be completed within the next twelve months. In the first quarter of 2008, the Company recognized a charge for those business units that are expected to be divested at a loss. The impairment of assets held for sale primarily includes the write-down of goodwill of $24 million and other assets of $25 million. Any gains resulting from the disposition of individual business units will be recognized as such transactions are completed. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Company has accounted for the 2007 disposition and the 2008 planned dispositions as discontinued operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C – concluded:
Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended
	March 31,
	2008	2007
Net sales	$65	$78

Income from discontinued operations	$7	$5
Gain on disposal of discontinued operations	—	1
Impairment of assets held for sale	(49)	—

(Loss) income before income tax	(42)	6
Income tax benefit	20	—

(Loss) income from discontinued operations, net	$(22)	$6

The after-tax charge for the impairment of assets held for sale was $29 million or $.08 per common share.
Total assets and liabilities held for sale consisted of the following at March 31, 2008 (after the impairment charge recorded in the first quarter of 2008), in millions:

Cash	$8
Receivables	50
Prepaid expenses and other	8
Inventories	46
Property and equipment, net	112
Goodwill	—
Other assets	1

Total assets	$225

Accounts payable	$34
Accrued salaries, wages and related benefits	11
Other accrued expenses	1

Total liabilities	$46

The discontinued operations were previously included in the Plumbing Products segment and the Other Specialty Products segment.
Subsequent Event: On April 30, 2008, the Company completed the sale of its European-based The Heating Group for proceeds of approximately $155 million, which approximated the Company’s estimate at March 31, 2008. The business unit was included in the Other Specialty Products segment and had sales of approximately $177 million for the year ended December 31, 2007. In the first quarter of 2008, the business unit was classified as discontinued operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
D.	The changes in the carrying amount of goodwill for the three months ended March 31, 2008, by segment, were as follows, in millions:

	At	Held for		At
	Dec. 31, 2007	Sale (A)	Other (B)	Mar. 31, 2008
Cabinets and Related Products	$293	$—	$5	$298
Plumbing Products	499	—	25	524
Installation and Other Services	1,816	—	—	1,816
Decorative Architectural Products	300	—	(6)	294
Other Specialty Products	1,030	(24)	4	1,010

Total	$3,938	$(24)	$28	$3,942

(A)	During the first quarter of 2008, the Company reclassified the goodwill related to business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $24 million.

(B)	Other principally includes the effect of foreign currency translation, reclassifications and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $208 million at both March 31, 2008 and December 31, 2007 and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $113 million (net of accumulated amortization of $62 million) at March 31, 2008 and $115 million (net of accumulated amortization of $67 million) at December 31, 2007, and principally included customer relationships and non-compete agreements.

E.	Depreciation and amortization expense was $60 million and $59 million for the three months ended March 31, 2008 and 2007, respectively.

F.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2008	2007
Asahi Tec Corporation – common and preferred stock	$66	$57
TriMas Corporation	13	26
Auction rate securities	22	22
Marketable securities	—	9
Private equity funds	173	173
Other investments	18	28

Total	$292	$315

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note F – continued:
The Company’s investments in available-for-sale securities at March 31, 2008 and December 31, 2007 (including marketable securities, auction rate securities, Asahi Tec Corporation common and preferred stock and TriMas Corporation) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
March 31, 2008	$83	$18	$—	$101

December 31, 2007	$117	$9	$(12)	$114
(Loss) income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended
	March 31,
	2008	2007
Realized gains from marketable securities	$—	$7
Realized losses from marketable securities	(3)	—
Dividend income from marketable securities	—	1
Income from other investments, net	—	15
Dividend income from other investments	—	4

(Loss) income from financial investments, net	$(3)	$27

Impairment charges:
TriMas Corporation	$(22)	$—
Private equity funds	(4)	—

Total impairment charges	$(26)	$—

For its investments in available-for-sale securities, the Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, during the quarter ended March 31, 2008, the Company determined that the decline in the value of its investment in TriMas Corporation common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $22 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note F – concluded:
The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and any bona fide offers to purchase the investment for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. The Company determined that the decline in the estimated value of a private equity fund investment (with a carrying value of $15 million prior to the impairment) that also holds an investment in TriMas Corporation common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $4 million for the quarter ended March 31, 2008.

The remaining private equity investments at March 31, 2008 and December 31, 2007, with an aggregate carrying value of $162 million and $119 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

G.	At March 31, 2008 and December 31, 2007, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in retained earnings and paid-in capital was as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007
Balance at January 1	$2,969	$3,575
Net income	2	386
Shares issued	—	109
Shares retired:
Repurchased	(95)	(826)
Surrendered (non-cash)	(6)	(14)
Cash dividends declared	(82)	(346)
Stock-based compensation	20	118
Cumulative effect of accounting change regarding income tax uncertainties	—	(26)
Other	—	(7)

Balance at end of period	$2,808	$2,969

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended
	March 31,
	2008	2007
Net income	$2	$143
Other comprehensive income:
Cumulative translation adjustments, net	124	12
Unrealized gain (loss) on marketable securities, net	7	(4)
Prior service cost and net loss, net	1	1

Total comprehensive income	$134	$152

The unrealized gain (loss) on marketable securities, net, is net of income tax (benefit) of $4 million and $(4) million for the three months ended March 31, 2008 and 2007, respectively.
The components of accumulated other comprehensive income were as follows, in millions:

	March 31,	December 31,
	2008	2007
Cumulative translation adjustments	$894	$770
Unrealized gain (loss) on marketable securities, net	3	(4)
Unrecognized prior service cost and net loss, net	(68)	(69)

Accumulated other comprehensive income	$829	$697

The unrealized gain (loss) on marketable securities, net, is reported net of income tax (benefit) of $1 million and $(3) million at March 31, 2008 and December 31, 2007, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $39 million at both March 31, 2008 and December 31, 2007.

H.	The Company owns 68 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $129 million and $117 million at March 31, 2008 and December 31, 2007, respectively, was recorded in the caption deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.

I.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$5	$1	$5	$1
Interest cost	14	2	12	2
Expected return on plan assets	(16)	—	(13)	—
Recognized net loss	1	—	1	1

Net periodic pension cost	$4	$3	$5	$4

The Company recognized $1 million pre-tax of net loss from accumulated other comprehensive income for the three months ended March 31, 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2008	2007	2008	2007
	Net Sales (A)		Operating Profit
The Company’s operations by segment were:
Cabinets and Related Products	$596	$691	$28	$72
Plumbing Products	817	838	99	77
Installation and Other Services	486	638	(6)	30
Decorative Architectural Products	379	420	74	93
Other Specialty Products	168	216	8	28

Total	$2,446	$2,803	$203	$300

The Company’s operations by geographic area were:
North America	$1,893	$2,258	$149	$242
International, principally Europe	553	545	54	58

Total	$2,446	$2,803	203	300

General corporate expense, net			(43)	(51)
Gain on sale of corporate fixed assets, net			—	3

Operating profit			160	252
Other income (expense), net			(84)	(21)

Income from continuing operations before income taxes and minority interest			$76	$231

(A)	Inter-segment sales were not material.
K.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2008	2007
Income from cash and cash investments	$6	$14
(Loss) income from financial investments, net (Note F)	(3)	27
Other items, net	(5)	1

Total other, net	$(2)	$42

Other items, net, for the first quarter of 2008 included $10 million of currency losses.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2008	2007
Numerator (basic and diluted):
Income from continuing operations	$24	$137
(Loss) income from discontinued operations, net	(22)	6

Net income	$2	$143

Denominator:
Basic common shares (based upon weighted average)	356	382
Add:
Contingent common shares	—	4
Stock option dilution	—	2

Diluted common shares	356	388

At March 31, 2008 and 2007, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at March 31, 2008 and 2007 did not exceed the equivalent accreted value of the Notes.

Additionally, 22 million common shares and 15 million common shares for the three months ended March 31, 2008 and 2007, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first quarter of 2008, the Company repurchased and retired approximately five million shares of Company common stock, for cash aggregating $100 million. At March 31, 2008, the Company had 36 million shares of its common stock remaining under the May 2007 Board of Directors repurchase authorization.

M.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit has been brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia alleging that certain practices violate provisions of the federal antitrust laws; the complaint requests class action certification. Consistent with its position regarding several similar lawsuits that have been dismissed, the Company is vigorously defending this lawsuit as well as one other similar lawsuit that is pending. The Company believes that the conduct of the Company and its insulation installation companies, which have been the subject of these lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment but does not believe that any adverse judgment would have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

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

N.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007
Balance at January 1	$133	$120
Accruals for warranties issued during the period	10	56
Accruals related to pre-existing warranties	1	16
Settlements made (in cash or kind) during the period	(15)	(57)
Discontinued operations	(2)	—
Other, net	1	(2)

Balance at end of period	$128	$133

O.	During the first quarter of 2008, the Company did not record a material change in its liability for unrecognized tax benefits or related accrued interest and penalties, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its liability for unrecognized tax benefits will occur in the next twelve months.

The increase in the effective tax rate for the first quarter of 2008 reflects the U.S. tax on anticipated dividend distributions from certain low-taxed foreign subsidiaries and a decrease in the Company’s projected 2008 pre-tax income from continuing operations. The Company currently estimates that its effective tax rate will approximate 48 to 49 percent in 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
P.	On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

Financial investments measured at fair value on a recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	March 31,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$65	$—	$—	$65
Common stock	2	2	—	—
Interest rate swaps	27	—	27	—
Auction rate securities	22	—	—	22
TriMas Corporation	13	13	—	—
Other investments	30	—	30	—

Total	$159	$15	$57	$87

The preferred stock of Asahi Tec Corporation has been valued primarily using a discounted cash flow model, because there are currently no observable prices in an active market for the same or similar securities.
The fair values of the auction rate securities held by the Company have been estimated based on recent offers to purchase the securities and adjusted for the Company’s assumptions and its ability and intent to hold these securities until an orderly market returns or develops.
The Company also has investments in private equity funds and other private investments which are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. There is no active trading market for these investments and they are for the most part illiquid. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note P – concluded:
Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	March 31,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$173	$—	$—	$173	$(4)
Other private investments	11	—	—	11	—

	$184	$—	$—	$184	$(4)

The Company determined that the decline in the estimated value of a private equity fund was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $4 million for the quarter ended March 31, 2008.

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Carrying value January 1, 2008	$15
Total gains (losses)
Included in earnings	(4)
Purchases, issuances, settlements	—

Ending balance at March 31, 2008	$11

MASCO CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2008 VERSUS FIRST QUARTER 2007
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent (Decrease)
	March 31,		Increase
	2008	2007	2008 vs. 2007
Net Sales:
Cabinets and Related Products	$596	$691	(14%)
Plumbing Products	817	838	(3%)
Installation and Other Services	486	638	(24%)
Decorative Architectural Products	379	420	(10%)
Other Specialty Products	168	216	(22%)

Total	$2,446	$2,803	(13%)

North America	$1,893	$2,258	(16%)
International, principally Europe	553	545	1%

Total	$2,446	$2,803	(13%)

	Three Months Ended
	March 31,
	2008	2007
Operating Profit Margins: (A)
Cabinets and Related Products	4.7%	10.4%
Plumbing Products	12.1%	9.2%
Installation and Other Services	(1.2%)	4.7%
Decorative Architectural Products	19.5%	22.1%
Other Specialty Products	4.8%	13.0%

North America	7.9%	10.7%
International, principally Europe	9.8%	10.6%
Total	8.3%	10.7%

Operating profit margins, as reported	6.5%	9.0%

(A)	Before general corporate expense, net, of $43 million and $51 million for the three months ended March 31, 2008 and 2007, respectively.
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

MASCO CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NET SALES
     Net sales in the first quarter of 2008 decreased 13 percent from the comparable period in 2007. Excluding results from acquisitions and the effect of currency translation, net sales decreased 16 percent compared to 2007. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2008	2007
Net sales, as reported	$2,446	$2,803
Acquisitions	(33)	—

Net sales, excluding acquisitions	2,413	2,803
Currency translation	(53)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,360	$2,803

     Net sales from North American operations decreased in the first quarter of 2008, primarily due to the continuing decline in the new home construction market, which reduced sales by 13 percent compared to 2007 and a continuing moderation in consumer spending, which reduced sales by five percent compared to 2007. North American net sales for the first quarter of 2008 were negatively affected by lower sales volume in the new home construction market, a continued decline in consumer spending for home improvement products and an increasingly competitive marketplace.
     Net sales from International operations increased in the first quarter of 2008, due to a weaker U.S. dollar, which increased International net sales by nine percent. In local currencies, net sales from International operations decreased eight percent, primarily due to lower sales volume of cabinets.
     Net sales of Cabinets and Related Products decreased in the first quarter of 2008, due to lower sales volume of assembled cabinets in the new home construction market and lower sales volume of cabinets in the North American retail market, which, combined, reduced sales in this segment by ten percent compared to 2007. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by two percent compared to 2007. In local currencies, net sales of International operations reduced sales in this segment by five percent compared to 2007.
     Net sales of Plumbing Products decreased in the first quarter of 2008, due to lower sales volume to North American retailers and wholesalers, which reduced sales by nine percent compared to 2007, partially offset by increased selling prices. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by five percent compared to 2007.

MASCO CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Installation and Other Services decreased in the first quarter of 2008, primarily due to lower sales volume related to the continuing slowdown in the new home construction market and lower selling prices. Acquisitions partially offset such declines.
     Net sales of Decorative Architectural Products decreased in the first quarter of 2008, primarily due to lower retail sales volume of paints and stains and builders’ hardware.
     Net sales of Other Specialty Products decreased in the first quarter of 2008, primarily due to lower sales volume of windows and doors related to the continued slowdown in the new home construction market, particularly in the western United States, which decreased sales in this segment by 19 percent compared to 2007.
OPERATING MARGINS
     The Company’s gross profit margin was 25.7 percent for the first quarter of 2008 compared with 26.3 percent for the comparable period in 2007. Selling, general and administrative expenses declined to $468 million in the first quarter of 2008 from $484 million in the first quarter of 2007; however, as a percentage of sales, such expenses were 19.1 percent for the first quarter of 2008 and 17.3 percent for the comparable period of 2007, reflecting lower sales volume, as well as increased bad debt expense of $7 million, principally related to the new home construction market. The first quarter of 2008 operating profit margin was negatively affected by lower sales volume of the Company’s products discussed above, as well as increasing commodity and energy costs.
     The Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions and other initiatives. Operating profit in the first quarter of 2008 and 2007 includes $9 million and $25 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives.
     The decrease in operating profit margin for the Cabinets and Related Products segment for the first quarter of 2008 reflects lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, as well as lower results of International operations included in this segment.
     The increase in operating profit margin for the Plumbing Products segment for the first quarter of 2008 reflects increased selling prices, as well as benefits associated with the Company’s business rationalizations and other initiatives and the positive effect of International operations included in this segment.
     The negative operating margin for the Installation and Other Services segment for the first quarter of 2008 is primarily due to lower sales volume and the related under-absorption of fixed costs, as well as increased bad debt expense and increased severance and location closure costs.
     The decrease in operating profit margin for the Decorative Architectural Products segment for the first quarter of 2008 is primarily due to lower sales volume of paints and stains and builders’ hardware and increasing material costs.

MASCO CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The decrease in operating profit margin for the Other Specialty Products segment for the first quarter of 2008 reflects lower sales volume of windows and doors and the related under-absorption of fixed costs, as well as lower results of International operations included in this segment.
OTHER INCOME (EXPENSE), NET
     In the first quarter of 2008, the Company recognized non-cash, pre-tax impairment charges aggregating $26 million related to financial investments in TriMas Corporation common stock ($22 million) and a private equity fund ($4 million).
     Other, net, for the first quarter of 2008 included $3 million of realized losses, net, from the sale of marketable securities, and currency losses of $10 million.
     Other, net, for the first quarter of 2007 included $7 million of realized gains, net, from the sale of marketable securities, $5 million of dividend income and $15 million of income from other investments, net.
     Interest expense for the first quarter of 2008 decreased $7 million to $56 million compared with $63 million for the first quarter of 2007 primarily due to lower interest rates.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income and diluted earnings per common share from continuing operations for the first quarter of 2008 were $24 million or $.07 per common share compared with $137 million or $.35 per common share for the comparable period of 2007. The Company’s effective tax rate for the three months ended March 31, 2008 was 53 percent compared with 37 percent for the same period in 2007. The increase in the effective tax rate for the first quarter of 2008 reflects the U.S. tax on anticipated dividend distributions from certain low-taxed foreign subsidiaries and a decrease in the Company’s projected 2008 pre-tax income from continuing operations. The Company currently estimates that its effective tax rate should approximate 48 to 49 percent in 2008.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 2.0 to 1 at both March 31, 2008 and December 31, 2007.
     For the three months ended March 31, 2008, cash of $108 million was used for operating activities. Cash used for financing activities was $189 million, and included $84 million for the payment of cash dividends and $100 million for the acquisition of Company common stock in open-market transactions. Net cash used for investing activities was $21 million and included $43 million for capital expenditures, offset in part by $13 million of net proceeds from the sale of financial investments and $8 million of proceeds from the sale of businesses.

MASCO CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     First quarter 2008 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable and inventories compared with December 31, 2007.
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
OUTLOOK FOR THE COMPANY
     Business conditions remain difficult in a number of the Company’s markets. The Company continues to estimate that 2008 housing starts will decline an additional 25 to 33 percent, to a range of 900,000 to one million units, compared to 1.3 million units in 2007. In the first quarter of 2008, housing starts declined 30 percent. In addition, the Company currently believes that consumer spending for home improvement products and demand for certain of the Company’s International products will be weaker than originally anticipated.
     Although the Company expects market conditions in its industry, over the next several quarters, to be very challenging, the Company is confident that the long-term fundamentals for the new home construction and home improvement products markets are positive. The Company believes that its current strategy of dividend increases and share repurchases, concentrating on organic growth, improving returns and generating superior cash flow, together with the leveraging of the combined market strength of its retail service, distribution and installation capabilities, brands and scale, should allow Masco to continue to drive long-term growth and value for its shareholders.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the first quarter of 2008, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Contractor Services, one of the Company’s larger business units. The new ERP system is a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The business process engineering of this initiative is significant in scale and complexity, and will result in significant modifications to certain internal controls. The implementation of the new ERP system has been designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding certain legal proceedings involving the Company is set forth in Note M to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2008, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
1/1/08- 1/31/08	3	$19.71	3	38

2/1/08- 2/29/08	1	$19.06	1	37

3/1/08- 3/31/08	1	$18.55	1	36

Total for the quarter	5	$19.30	5	36
Items 3 through 5 are not applicable.
Item 6. Exhibits
12-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs

Name:	John G. Sznewajs
Title:	Vice President, Treasurer and
Chief Financial Officer
April 30, 2008

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