Form 10-Q
period 2008-06-30
MASCO CORP /DE/
filed 2008-07-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐ (Do not check if a smaller reporting company)	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2008
Common stock, par value $1.00 per share	360,000,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2008 and December 31, 2007
(In Millions, Except Share Data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash investments	$853	$922
Receivables	1,567	1,405
Prepaid expenses and other	321	355
Assets held for sale	27	—
Inventories:
Finished goods	614	552
Raw material	422	418
Work in process	143	156

	1,179	1,126

Total current assets	3,947	3,808

Property and equipment, net	2,249	2,367
Goodwill	3,944	3,938
Other intangible assets, net	320	323
Assets held for sale	14	—
Other assets	419	471

Total assets	$10,893	$10,907

LIABILITIES
Current liabilities:
Notes payable	$116	$122
Liabilities held for sale	18	—
Accounts payable	808	714
Accrued liabilities	997	1,072

Total current liabilities	1,939	1,908

Long-term debt	3,960	3,966
Deferred income taxes and other	1,040	1,008

Total liabilities	6,939	6,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; issued and outstanding: 2008 – 351,900,000; 2007 – 358,900,000	352	359
Preferred shares authorized: 1,000,000; issued and outstanding: 2008 – None; 2007 – None	—	—
Retained earnings	2,784	2,969
Accumulated other comprehensive income	818	697

Total shareholders’ equity	3,954	4,025

Total liabilities and shareholders’ equity	$10,893	$10,907

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2008 and 2007
(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$2,640	$3,089	$5,086	$5,892
Cost of sales	1,941	2,198	3,759	4,265

Gross profit	699	891	1,327	1,627

Selling, general and administrative expenses	484	530	952	1,014

Operating profit	215	361	375	613

Other income (expense), net:
Interest expense	(57)	(69)	(113)	(132)
Impairment charge for financial investments	(3)	(10)	(29)	(10)
Other, net	4	15	2	57

	(56)	(64)	(140)	(85)
Income from continuing operations before income taxes and minority interest	159	297	235	528

Income taxes	75	108	115	193

Income from continuing operations before minority interest	84	189	120	335
Minority interest	12	7	24	16

Income from continuing operations	72	182	96	319

Income (loss) from discontinued operations, net	10	7	(12)	13

Net income	$82	$189	$84	$332

Earnings per common share:
Basic:
Income from continuing operations	$.20	$.49	$.27	$.85
Income (loss) from discontinued operations, net	.03	.02	(.03)	.03

Net income	$.23	$.51	$.24	$.88

Diluted:
Income from continuing operations	$.20	$.49	$.27	$.84
Income (loss) from discontinued operations, net	.03	.02	(.03)	.03

Net income	$.23	$.51	$.24	$.87

Cash dividends per common share:
Declared	$.23	$.23	$.46	$.46

Paid	$.23	$.23	$.46	$.45

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In Millions)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$385	$538
(Increase) in receivables	(193)	(257)
(Increase) in inventories	(78)	(9)
Increase in accounts payable and accrued liabilities, net	65	109

Net cash from operating activities	179	381

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	—	15
Payment of debt	(13)	(9)
Retirement of notes	—	(1,125)
Issuance of notes, net of issuance costs	—	596
Purchase of Company common stock	(147)	(640)
Issuance of Company common stock	—	58
Cash dividends paid	(168)	(175)

Net cash (for) financing activities	(328)	(1,280)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(92)	(116)
Purchases of auction rate securities	—	(744)
Proceeds from disposition of auction rate securities	—	695
Proceeds from disposition of:
Marketable securities	9	37
Other financial investments, net	21	37
Businesses, net of cash disposed	151	4
Property and equipment	12	28
Acquisition of businesses, net of cash acquired	(17)	(190)
Other, net	(33)	(17)

Net cash from (for) investing activities	51	(266)

Effect of exchange rate changes on cash and cash investments	29	12

CASH AND CASH INVESTMENTS:
Decrease for the period	(69)	(1,153)
Cash at businesses held for sale	—	(1)
At January 1	922	1,958

At June 30	$853	$804

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2008 and the results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2008 presentation in the condensed consolidated financial statements. The results of operations related to 2008 and 2007 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2008 and 2007. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, cash flows of discontinued operations are not separately classified.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion to separately account for the liability and equity components. The adoption of FSP APB 14-1 is effective January 1, 2009 and retrospective application is required. The Company has not determined what impact, if any, the adoption of FSP APB 14-1 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective January 1, 2009 and retrospective application is required. The Company has not determined what impact, if any, the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At June 30, 2008, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. The 1997 Plan expired in May 2007; subsequently, compensation to non-employee Directors in Company common stock will be made from the 2005 Plan. Pre-tax compensation expense (income) and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Long-term stock awards	$11	$13	$23	$29
Stock options	10	16	18	25
Phantom stock awards and stock appreciation rights	(2)	3	(3)	(2)

Total	$19	$32	$38	$52

Income tax benefit	$7	$12	$14	$19

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2008	2007
Unvested stock award shares at January 1	9	9
Weighted average grant date fair value	$28	$27

Stock award shares granted	1	1
Weighted average grant date fair value	$21	$32

Stock award shares vested	1	1
Weighted average grant date fair value	$27	$26

Stock award shares forfeited	—	—
Weighted average grant date fair value	$28	$28

Unvested stock award shares at June 30	9	9
Weighted average grant date fair value	$26	$27
At June 30, 2008 and 2007, there was $182 million and $193 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years in both years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – continued:
The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2008 was $21 million.

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

The Company granted 6,329,600 of stock option shares, including restoration stock option shares, in the second quarter of 2008 with a grant date exercise price approximating $19 per share. In the first half of 2008, 592,200 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – continued:
The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2008		2007
Option shares outstanding, January 1	26		26
Weighted average exercise price	$27		$26

Option shares granted, including restoration options	6		5
Weighted average exercise price	$19		$30

Option shares exercised	—		3
Aggregate intrinsic value on date of exercise (A)	$—	million	$26	million
Weighted average exercise price	$20		$23

Option shares forfeited	—		1
Weighted average exercise price	$28		$30

Option shares outstanding, June 30	32		27
Weighted average exercise price	$25		$27
Weighted average remaining option term (in years)	7		6

Option shares vested and expected to vest, June 30	31		26
Weighted average exercise price	$25		$27
Aggregate intrinsic value (A)	$—	million	$61	million
Weighted average remaining option term (in years)	7		7

Option shares exercisable (vested), June 30	16		12
Weighted average exercise price	$26		$25
Aggregate intrinsic value (A)	$—	million	$46	million
Weighted average remaining option term (in years)	5		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At June 30, 2008 and 2007, there was $78 million and $97 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of four years in 2008 and three years in 2007.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Six Months Ended
	June 30,
	2008	2007
Weighted average grant date fair value	$3.73	$9.13
Risk-free interest rate	3.25%	4.79%
Dividend yield	4.95%	2.93%
Volatility factor	32.00%	31.85%
Expected option life	6 years	7 years
C.	During the second quarter of 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows the Company to expand the products and services it offers to its customers, had annual sales of over $40 million. The results of this acquisition are included in the condensed consolidated financial statements from the date of acquisition. The aggregate net purchase price for this acquisition was $21 million and included cash of $18 million and future cash payments of $3 million.

D.	During the first quarter of 2008, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition. The dispositions are expected to be completed within the next twelve months. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Company has accounted for a 2007 disposition and the 2008 planned dispositions as discontinued operations.

In the first quarter of 2008, the Company recognized a charge for those business units that are expected to be divested at a loss, which included estimated expenses for fees expected to be incurred. In the second quarter of 2008, the Company completed the sale of its European-based The Heating Group for net proceeds of $146 million. Also, in the second quarter of 2008, the Company reduced its estimate of expenses for transaction fees associated with the discontinued operations by $5 million, which is included in the gain on disposal of discontinued operations, since the reduction in fees related to the sale of The Heating Group. The impairment of assets held for sale primarily includes the write-down of goodwill of $24 million and other assets of $27 million. Any gains resulting from the disposition of individual business units will be recognized as such transactions are completed.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D – concluded:
Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$35	$78	$100	$156

Income from discontinued operations	$5	$6	$12	$11
Gain on disposal of discontinued operations	7	2	7	3
Impairment of assets held for sale	(2)	—	(51)	—

Income (loss) before income tax	10	8	(32)	14
Income tax (expense) benefit	—	(1)	20	(1)

Income (loss) from discontinued operations, net	$10	$7	$(12)	$13

The after-tax charge for the impairment of assets held for sale was $31 million or $.09 per common share for the six months ended June 30, 2008.

The unusual relationship between income taxes and income (loss) before income taxes in 2008 (excluding the impairment charge for assets held for sale and the net gain on disposals) resulted primarily from certain losses providing no current tax benefit and from income not subject to taxes.

Total assets and liabilities held for sale consisted of the following at June 30, 2008 (after the impairment charge recorded in the first half of 2008), in millions:

Cash	$—
Receivables	13
Prepaid expenses and other	2
Inventories	12
Property and equipment, net	14
Goodwill	—
Other assets	—

Total assets	$41

Accounts payable	$11
Accrued salaries, wages and related benefits	4
Other accrued expenses	3

Total liabilities	$18

The discontinued operations were previously included in the Plumbing Products segment and the Other Specialty Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
E.	The changes in the carrying amount of goodwill for the six months ended June 30, 2008, by segment, were as follows, in millions:

			Deductions (B)
	At		Discontinued		At
	Dec. 31, 2007	Additions (A)	Operations	Other (C)	June 30, 2008
Cabinets and Related Products	$293	$5	$—	$4	$302
Plumbing Products	499	—	—	24	523
Installation and Other Services	1,816	1	—	—	1,817
Decorative Architectural Products	300	—	—	(6)	294
Other Specialty Products	1,030	—	(24)	2	1,008

Total	$3,938	$6	$(24)	$24	$3,944

(A)	Additions include acquisitions.

(B)	During the first quarter of 2008, the Company reclassified the goodwill related to business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $24 million.

(C)	Other principally includes the effect of foreign currency translation, reclassifications and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $208 million at both June 30, 2008 and December 31, 2007, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $112 million (net of accumulated amortization of $65 million) at June 30, 2008 and $115 million (net of accumulated amortization of $67 million) at December 31, 2007, and principally included customer relationships and non-compete agreements.

F.	Depreciation and amortization expense was $119 million and $124 million for the six months ended June 30, 2008 and 2007, respectively.

G.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2008	2007
Asahi Tec Corporation – common and preferred stock	$60	$57
TriMas Corporation	15	26
Auction rate securities	22	22
Marketable securities	—	9
Private equity funds	164	173
Other investments	14	28

Total	$275	$315

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – continued:
The Company’s investments in available-for-sale securities at June 30, 2008 and December 31, 2007 (including marketable securities, auction rate securities, Asahi Tec Corporation common and preferred stock and TriMas Corporation) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
June 30, 2008	$83	$15	$(1)	$97
December 31, 2007	$117	$9	$(12)	$114
Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Realized gains from marketable securities	$—	$—	$—	$7
Realized losses from marketable securities	—	(2)	(3)	(2)
Dividend income from marketable securities	—	—	—	1
Income from other investments, net	3	9	3	24
Dividend income from other investments	—	1	—	5

Income from financial investments, net	$3	$8	$—	$35

Impairment charges:
Marketable securities	$—	$(6)	$—	$(6)
Private equity funds	(3)	(4)	(7)	(4)
TriMas Corporation	—	—	(22)	—

Impairment charges	$(3)	$(10)	$(29)	$(10)

For its investments in available-for-sale securities, the Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, during the first quarter of 2008, the Company determined that the decline in the value of its investment in TriMas Corporation common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $22 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – concluded:
The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and any bona fide offers to purchase the investment for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. The Company determined that the decline in the estimated value of a private equity fund investment (with a carrying value of $15 million prior to the impairment) that also holds an investment in TriMas Corporation common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $4 million for the first quarter of 2008. During the second quarter of 2008, the Company also determined that the decline in the estimated value of a private equity fund investment (with a carrying value of $8 million prior to the impairment) was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $3 million for the quarter ended June 30, 2008.

The remaining private equity investments at June 30, 2008 and December 31, 2007, with an aggregate carrying value of $148 million and $119 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

H.	At June 30, 2008 and December 31, 2007, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in retained earnings and paid-in capital was as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
Balance at January 1	$2,969	$3,575
Net income	84	386
Shares issued	—	109
Shares retired:
Repurchased	(139)	(826)
Surrendered (non-cash)	(5)	(14)
Cash dividends declared	(166)	(346)
Stock-based compensation	41	118
Cumulative effect of accounting change regarding income tax uncertainties	—	(26)
Other	—	(7)

Balance at end of period	$2,784	$2,969

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H – concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$82	$189	$84	$332
Other comprehensive income (loss):
Cumulative translation adjustments	(13)	32	111	44
Unrealized gain (loss) on marketable securities, net	1	(1)	8	(5)
Prior service cost and net loss, net	1	1	2	2

Total comprehensive income	$71	$221	$205	$373

The unrealized gain (loss) on marketable securities, net, is net of income tax (benefit) of $1 million and $5 million for the three months and six months ended June 30, 2008, respectively, and $(2) million for the six months ended June 30, 2007. The prior service cost and net loss, net, is net of income tax of $1 million for both the three months and six months ended June 30, 2008, and $1 million and $2 million for the three months and six months ended June 30,2007, respectively.

The components of accumulated other comprehensive income were as follows, in millions:

	June 30,	December 31,
	2008	2007
Cumulative translation adjustments	$881	$770
Unrealized gain (loss) on marketable securities, net	4	(4)
Unrecognized prior service cost and net loss, net	(67)	(69)

Accumulated other comprehensive income	$818	$697

The unrealized gain (loss) on marketable securities, net, is reported net of income tax (benefit) of $2 million and $(3) million at June 30, 2008 and December 31, 2007, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $38 million and $39 million at June 30, 2008 and December 31, 2007, respectively.

I.	The Company owns 68 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $120 million and $117 million at June 30, 2008 and December 31, 2007, respectively, was recorded in the caption deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$4	$—	$4	$1
Interest cost	14	2	11	2
Expected return on plan assets	(14)	—	(13)	—
Amortization of prior service cost	—	1	—	—
Amortization of net loss	—	—	2	—

Net periodic pension cost	$4	$3	$4	$3

	Six Months Ended June 30,
	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$9	$1	$9	$2
Interest cost	28	4	23	4
Expected return on plan assets	(30)	—	(26)	—
Amortization of prior service cost	—	1	—	—
Amortization of net loss	1	—	3	1

Net periodic pension cost	$8	$6	$9	$7

The Company recognized $1 million and $2 million pre-tax net loss in net periodic pension cost from accumulated other comprehensive income for the three months and six months ended June 30, 2008, respectively. The Company recognized $2 million and $4 million pre-tax net loss in net periodic pension cost from accumulated other comprehensive income for the three months and six months ended June 30, 2007, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
The Company’s operations by segment were:
Cabinets and Related Products	$608	$737	$37	$96	$1,204	$1,428	$65	$168
Plumbing Products	854	869	107	95	1,671	1,707	206	172
Installation and Other Services	508	699	4	58	994	1,337	(2)	88
Decorative Architectural Products	476	534	89	115	855	954	163	208
Other Specialty Products	194	250	13	41	362	466	21	69

Total	$2,640	$3,089	$250	$405	$5,086	$5,892	$453	$705

The Company’s operations by geographic area were:
North America	$2,067	$2,548	$200	$360	$3,960	$4,806	$349	$602
International, principally Europe	573	541	50	45	1,126	1,086	104	103

Total	$2,640	$3,089	250	405	$5,086	$5,892	453	705

General corporate expense, net			(35)	(49)			(78)	(100)
Gain on sale of corporate fixed assets, net			—	5			—	8

Operating profit			215	361			375	613
Other income (expense), net			(56)	(64)			(140)	(85)

Income from continuing operations before income taxes and minority interest			$159	$297			$235	$528

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from cash and cash investments	$5	$8	$11	$22
Other interest income	—	1	—	1
Income from financial investments, net (Note G)	3	8	—	35
Other items, net	(4)	(2)	(9)	(1)

Total	$4	$15	$2	$57

Other items, net, included $5 million and $15 million of currency losses for the three months and six months ended June 30, 2008, respectively. Other items, net, included $3 million of currency gains for both the three months and six months ended June 30, 2007.

M.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator (basic and diluted):
Income from continuing operations	$72	$182	$96	$319
Income (loss) from discontinued operations, net	10	7	(12)	13

Net income	$82	$189	$84	$332

Denominator:
Basic common shares (based upon weighted average)	354	370	355	376
Add:
Contingent common shares	—	3	—	4
Stock option dilution	—	1	—	1

Diluted common shares	354	374	355	381

Income per common share amounts for the first two quarters of 2007 do not total to the per common share amounts for the six months ended June 30, 2007 due to the timing of common stock repurchases.

For both the three months and six months ended June 30, 2008 and 2007, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2008 and 2007 did not exceed the equivalent accreted value of the Notes.

Additionally, 32 million common shares for both the three months and six months ended June 30, 2008, respectively, and 20 million and 19 million for the three months and six months ended June 30, 2007, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note M – concluded:
In the first half of 2008, the Company repurchased and retired approximately eight million shares of Company common stock, for cash aggregating $147 million. At June 30, 2008, the Company had 33 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

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

As previously disclosed, a lawsuit has been brought against the Company’s Milgard Manufacturing subsidiary alleging design defects in certain Milgard aluminum windows. The Company is vigorously defending the case and believes that its window products have not been manufactured with the alleged design defects. In May 2008, the California Court of Appeals affirmed the trial court’s denial of Plaintiffs’ motion for class certification. The Company believes that it will not incur material liability as a result of this lawsuit.

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

O.	Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
Balance at January 1	$133	$120
Accruals for warranties issued during the period	23	56
Accruals related to pre-existing warranties	3	16
Settlements made (in cash or kind) during the period	(28)	(57)
Discontinued operations	(2)	—
Other, net	(4)	(2)

Balance at end of period	$125	$133

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
P.	During the first half of 2008, the Company did not record a material change in its liability for unrecognized tax benefits or related accrued interest and penalties, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its liability for unrecognized tax benefits will occur in the next twelve months.

The increase in the effective tax rate for the first half of 2008 reflects the U.S. tax on anticipated dividend distributions from certain low-taxed foreign subsidiaries and a decrease in the Company’s projected 2008 pre-tax income from continuing operations. The Company estimates that its effective tax rate should approximate 48 to 49 percent for the full-year 2008.

Q.	On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

Financial assets and (liabilities) measured at fair value on a recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	June 30,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$60	$—	$—	$60
Common stock	2	2	—	—
Interest rate swaps	(6)	—	(6)	—
Auction rate securities	22	—	—	22
TriMas Corporation	15	15	—	—
Other investments	21	—	21	—

Total	$114	$17	$15	$82

The preferred stock of Asahi Tec Corporation has been valued primarily using a discounted cash flow model, because there are currently no observable prices in an active market for the same or similar securities.

The fair values of the auction rate securities held by the Company have been estimated based on a discounted cash flow model.

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
Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	June 30,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$164	$—	$—	$164	$(7)
Other private investments	11	—	—	11	—

	$175	$—	$—	$175	$(7)

During the first six months of 2008, the Company determined that the decline in the estimated value of two private equity funds was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $3 million and $4 million, respectively, for the quarters ended June 30, 2008 and March 31, 2008.

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Carrying value January 1, 2008	$23
Total (losses) included in earnings	(7)
Purchases, issuances, settlements	—

Ending balance at June 30, 2008	$16

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2008 AND THE FIRST SIX MONTHS 2008 VERSUS
SECOND QUARTER 2007 AND THE FIRST SIX MONTHS 2007
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		(Decrease) Increase
	2008	2007	2008 vs. 2007
Net Sales:
Cabinets and Related Products	$608	$737	(18%)
Plumbing Products	854	869	(2%)
Installation and Other Services	508	699	(27%)
Decorative Architectural Products	476	534	(11%)
Other Specialty Products	194	250	(22%)

Total	$2,640	$3,089	(15%)

North America	$2,067	$2,548	(19%)
International, principally Europe	573	541	6%

Total	$2,640	$3,089	(15%)

	Six Months Ended
	June 30,
	2008	2007
Net Sales:
Cabinets and Related Products	$1,204	$1,428	(16%)
Plumbing Products	1,671	1,707	(2%)
Installation and Other Services	994	1,337	(26%)
Decorative Architectural Products	855	954	(10%)
Other Specialty Products	362	466	(22%)

Total	$5,086	$5,892	(14%)

North America	$3,960	$4,806	(18%)
International, principally Europe	1,126	1,086	4%

Total	$5,086	$5,892	(14%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating Profit Margins: (A)
Cabinets and Related Products	6.1%	13.0%	5.4%	11.8%
Plumbing Products	12.5%	10.9%	12.3%	10.1%
Installation and Other Services	.8%	8.3%	(.2%)	6.6%
Decorative Architectural Products	18.7%	21.5%	19.1%	21.8%
Other Specialty Products	6.7%	16.4%	5.8%	14.8%

North America	9.7%	14.1%	8.8%	12.5%
International, principally Europe	8.7%	8.3%	9.2%	9.5%
Total	9.5%	13.1%	8.9%	12.0%

Total operating profit margin, as reported	8.1%	11.7%	7.4%	10.4%

(A)	Before general corporate expense, net, of $35 million and $78 million for the three-month and six-month periods ended June 30, 2008, respectively. Before general corporate expense, net, of $49 million and $100 million for the three-month and six-month periods ended June 30, 2007, respectively.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
NET SALES
     Net sales decreased for both the three-month and six-month periods ended June 30, 2008 from the comparable periods of 2007. Excluding results from acquisitions and the effect of currency translation, net sales decreased 17 percent for both the three-month and six-month periods ended June 30, 2008. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales, as reported	$2,640	$3,089	$5,086	$5,892
Acquisitions	(16)	—	(49)	—

Net sales, excluding acquisitions	2,624	3,089	5,037	5,892
Currency translation	(65)	—	(125)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,559	$3,089	$4,912	$5,892

     Net sales from North American operations decreased for both the three-month and six-month periods ended June 30, 2008, primarily due to the continuing decline in the new home construction market, which reduced sales by 13 percent in both the second quarter and first six months of 2008 compared to the same periods of 2007 and a continuing moderation in consumer spending, which reduced sales by seven percent and six percent, respectively, in the second quarter and first six months of 2008 compared to the same periods of 2007. North American net sales for the first six months of 2008 were negatively affected by lower sales volume in the new home construction market, lower selling prices, a continued decline in consumer spending for home improvement products and an increasingly competitive marketplace.
     Net sales from International operations increased for both the three-month and six-month periods ended June 30, 2008, due to a weaker U.S. dollar, which increased International net sales by 12 percent in both the second quarter and first six months of 2008. In local currencies, net sales from International operations decreased six percent and eight percent, respectively, in the second quarter and first six months of 2008, primarily due to lower sales of International cabinets and windows.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased for both the three-month and six-month periods ended June 30, 2008, due to lower sales volume of assembled cabinets in the new home construction market and lower sales volume of cabinets in the North American retail market, which, combined, reduced sales in this segment by 15 percent and 13 percent, respectively, in the second quarter and first six months of 2008 compared to the same periods of 2007. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by two percent in both the second quarter and first six months of 2008 compared to the same periods of 2007. In local currencies, net sales of International operations reduced sales in this segment by four percent and five percent, respectively, in the second quarter and first six months of 2008 compared to the same periods of 2007.
     Net sales of Plumbing Products decreased for both the three-month and six-month periods ended June 30, 2008, due to lower sales volume to North American retailers and wholesalers, which reduced sales by eight percent and seven percent, respectively, in the second quarter and first six months of 2008 compared to the same periods of 2007, partially offset by increased selling prices. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by six percent in both the second quarter and first six months of 2008 compared to the same periods of 2007. In local currencies, net sales of International operations were flat and reduced sales in this segment by one percent, respectively, in the second quarter and first six months of 2008 compared to the same periods of 2007.
     Net sales of Installation and Other Services decreased for both the three-month and six-month periods ended June 30, 2008, primarily due to lower sales volume related to the continuing slowdown in the new home construction market and lower selling prices. Acquisitions partially offset such declines.
     Net sales of Decorative Architectural Products decreased for both the three-month and six-month periods ended June 30, 2008, primarily due to lower retail sales volume of paints and stains and builders’ hardware.
     Net sales of Other Specialty Products decreased for both the three-month and six-month periods ended June 30, 2008, primarily due to lower sales volume of windows and doors related to the continued slowdown in the new home construction market, particularly in the western United States, which decreased sales in this segment by 19 percent in both the second quarter and first six months of 2008 compared to the same periods of 2007.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATING MARGINS
     The Company’s gross profit margins were 26.5 percent and 26.1 percent, respectively, for the three-month and six-month periods ended June 30, 2008 compared with 28.8 percent and 27.6 percent for the comparable periods of 2007. Selling, general and administrative expenses declined to $484 million and $952 million, respectively, for the three-month and six-month periods ended June 30, 2008 from $530 million and $1,014 million, respectively, in the comparable periods of 2007; however, as a percentage of sales, such expenses were 18.3 percent and 18.7 percent, respectively, for the three-month and six-month periods ended June 30, 2008 and 17.2 percent for both of the comparable periods of 2007, reflecting lower sales volume, as well as increased bad debt expense of $1 million and $8 million, respectively, for the three-month and six-month periods ended June 30, 2008, principally related to the new home construction market. The gross profit and operating profit margins in the second quarter and the first six months of 2008 were negatively affected by lower sales volume of the Company’s products discussed above, as well as increasing material and energy costs.
     The Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions and other initiatives. Operating profit for the three-month and six-month periods ended June 30, 2008 includes $15 million and $24 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2007, the Company incurred $23 million and $48 million, respectively, related to these initiatives.
     The decrease in operating profit margins for the Cabinets and Related Products segment for both the three-month and six-month periods ended June 30, 2008 reflect lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, a less favorable product mix, as well as lower results of International operations included in this segment.
     The increase in operating profit margins for the Plumbing Products segment for both the three-month and six-month periods ended June 30, 2008 reflect increased selling prices, which partially offset material cost increases, as well as benefits associated with the Company’s business rationalizations and other initiatives and the positive effect of International operations included in this segment.
     The decrease in operating margin for the Installation and Other Services segment for both the three-month and six-month periods ended June 30, 2008 are primarily due to lower sales volume and the related under-absorption of fixed costs, as well as increased bad debt expense.
     The decrease in operating profit margins for the Decorative Architectural Products segment for both the three-month and six-month periods ended June 30, 2008 is primarily due to lower sales volume of paints and stains and builders’ hardware and increasing material costs.
     The decrease in operating profit margins for the Other Specialty Products segment for both the three-month and six-month periods ended June 30, 2008 reflects lower sales volume of windows and doors and the related under-absorption of fixed costs and increased material and energy costs, as well as lower results of International operations included in this segment.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INCOME (EXPENSE), NET
     Other, net, for the six-month period ended June 30, 2008 included $3 million of realized losses, net, from the sale of marketable securities. Other, net, for both the three-month and six-month periods ended June 30, 2008 also included $3 million of income from other investments, net. Other items, net, for the three-month and six-month periods ended June 30, 2008 included $5 million and $15 million, respectively, of currency losses.
     In the second quarter of 2008, the Company recognized a non-cash, pre-tax impairment charge of $3 million related to a private equity fund. In the first quarter of 2008, the Company recognized a non-cash, pre-tax impairment charge of $4 million related to a private equity fund and a non-cash, pre-tax impairment charge of $22 million related to its investment in a marketable security.
     Other, net, for the three-month and six-month periods ended June 30, 2007 included $(2) million and $5 million, respectively, of realized (losses) gains, net, from the sale of marketable securities, $1 million and $6 million, respectively, of dividend income and $9 million and $24 million, respectively, of income from other investments, net. Other items, net, for both the three-month and six-month periods ended June 30, 2007 included $3 million of currency gains.
     In the second quarter of 2007, the Company recognized a non-cash, pre-tax impairment charge of $4 million related to a private equity fund and a non-cash, pre-tax impairment charge of $6 million related to its investment in a marketable security.
     Interest expense for the three-month period ended June 30, 2008 decreased $12 million to $57 million, compared with interest expense of $69 million for the same period of 2007. Interest expense was $113 million and $132 million for the six-month periods ended June 30, 2008 and 2007, respectively. The decrease in interest expense is primarily due to lower interest rates and the retirement of higher fixed-rate debt in 2007.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations for the three-month and six-month periods ended June 30, 2008 was $72 million and $96 million, respectively, compared with $182 million and $319 million, respectively, for the comparable periods of 2007. Diluted earnings per common share from continuing operations for the three-month and six-month periods ended June 30, 2008 were $.20 per common share and $.27 per common share, respectively, compared with $.49 per common share and $.84 per common share, respectively, for the comparable period of 2007.
     The Company’s effective tax rate was 47 percent and 49 percent, respectively, for the three-month and six-month periods ended June 30, 2008, compared with 36 percent and 37 percent, respectively, for the same periods in 2007. The increase in the effective tax rate for the first half of 2008 reflects the U.S. tax on anticipated dividend distributions from certain low-taxed foreign subsidiaries and a decrease in the Company’s projected 2008 pre-tax income from continuing operations. The Company estimates that its effective tax rate should approximate 48 to 49 percent for the full-year 2008.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 2.0 to 1 at both June 30, 2008 and December 31, 2007.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the six months ended June 30, 2008, cash of $179 million was provided by operating activities. Cash used for financing activities was $328 million, and included $168 million for the payment of cash dividends and $147 million for the acquisition of Company common stock in open-market transactions. Net cash provided by investing activities was $51 million and included $30 million of net proceeds from the sale of financial investments and $151 million of proceeds from the sale of businesses, offset by $92 million for capital expenditures and $17 million for the acquisition of businesses.
     During the second quarter of 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows the Company to expand the products and services it offers to its customers, had annual sales of over $40 million. The results of this acquisition are included in the condensed consolidated financial statements from the date of acquisition. The aggregate net purchase price for this acquisition was $21 million and included cash of $18 million and future cash payments of $3 million.
     First six months 2008 cash from operations was affected by an expected and annually recurring first half increase in accounts receivable and inventories compared with December 31, 2007.
     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note N to the condensed consolidated financial statements discusses certain specific claims pending against the Company.
     The Company believes that its present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.
OUTLOOK FOR THE COMPANY
     Business conditions remain difficult in the Company’s markets. The Company continues to estimate that 2008 housing starts will decline to a range of 900,000 to one million units, compared to 1.3 million units in 2007. In the first half of 2008, housing starts declined 30 percent from 2007. The Company also anticipates that consumer spending for home improvement products and demand for certain of the Company’s International products will not improve from the depressed levels experienced in the first half of the year.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain sections of this Quarterly Report contain statements reflecting the Company’s views about its future performance which may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and the Company’s results may differ materially from the results discussed in such forward-looking statements. For further information, readers should refer to the Company’s most recent Annual Report on Form 10-K (“Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections) and to any subsequent Quarterly Reports on Form 10-Q, all of which are on file with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the second quarter of 2008, the Company completed the initial phased deployment of the previously reported new Enterprise Resource Planning (“ERP”) system at Masco Contractor Services, one of the Company’s larger business units. Further deployment of this new ERP system is planned to occur after 2008 pending completion of additional system design requirements. In addition, the Company initiated a phased deployment of a new ERP system at Masco Builder Cabinet Group, another of the Company’s larger business units.

These ERP systems represent process improvement initiatives and are not in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. However, these business process initiatives are significant in scale and complexity and result in modifications to certain internal controls. New ERP systems are designed and implemented, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.

MASCO CORPORATION
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Information regarding certain legal proceedings involving the Company is set forth in Note N to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2C.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended June 30, 2008, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
4/1/08- 4/30/08	1	$19.12	1	35

5/1/08- 5/31/08	—	$—	—	35

6/1/08- 6/30/08	2	$16.98	2	33

Total for the quarter	3	$17.63	3	33
Items 2A, 2B, 3 and 5 are not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     The Annual Meeting of stockholders was held on May 13, 2008 at which the stockholders voted upon (1) the election of four nominees for Class II Directors and (2) the ratification of the selection of PricewaterhouseCoopers LLP as independent auditors to audit the Company’s financial statements for 2008. The following is a tabulation of the votes.
Election of Class II Directors:

	For	Against	Abstentions
Verne G. Istock	232,967,864	72,477,286	2,983,353
David L. Johnston	237,961,942	67,505,548	2,961,016
J. Michael Losh	229,413,339	75,938,114	3,077,051
Timothy Wadhams	296,110,479	9,488,036	2,829,992
The other directors whose terms of office continued after the Annual Meeting are Dennis W. Archer, Thomas G. Denomme, Anthony F. Earley, Jr., Richard A. Manoogian, Lisa A. Payne and Mary Ann Van Lokeren.

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Approval of the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the Company’s financial statements for 2008:

		Abstentions and
For	Against	Broker Non-Votes
302,064,199	3,810,269	2,553,936
Item 6. Exhibits

12 -	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer
July 30, 2008

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