Form 10-Q
period 2008-09-30
MASCO CORP /DE/
filed 2008-10-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 28, 2008

Common stock, par value $1.00 per share	359,900,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2008 and December 31, 2007
(In Millions, Except Share Data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash investments	$1,030	$922
Receivables	1,442	1,405
Prepaid expenses and other	284	355
Inventories:
Finished goods	556	552
Raw material	390	418
Work in process	134	156

	1,080	1,126

Total current assets	3,836	3,808

Property and equipment, net	2,194	2,367
Goodwill	3,888	3,938
Other intangible assets, net	316	323
Other assets	403	471

Total assets	$10,637	$10,907

LIABILITIES
Current liabilities:
Notes payable	$115	$122
Accounts payable	717	714
Accrued liabilities	1,068	1,072

Total current liabilities	1,900	1,908

Long-term debt	3,961	3,966
Deferred income taxes and other	1,026	1,008

Total liabilities	6,887	6,882

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2008 - 351,400,000; 2007 - 358,900,000	351	359
Preferred shares authorized: 1,000,000; issued and outstanding: 2008 - None; 2007 - None	—	—
Retained earnings	2,737	2,969
Accumulated other comprehensive income	662	697

Total shareholders’ equity	3,750	4,025

Total liabilities and shareholders’ equity	$10,637	$10,907

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$2,528	$3,005	$7,621	$8,897
Cost of sales	1,880	2,155	5,643	6,420

Gross profit	648	850	1,978	2,477

Selling, general and administrative expenses	452	479	1,413	1,493

Operating profit	196	371	565	984

Other income (expense), net:
Interest expense	(59)	(65)	(172)	(197)
Impairment charges for financial investments	(1)	(12)	(30)	(22)
Other, net	3	32	5	89

	(57)	(45)	(197)	(130)
Income from continuing operations before income taxes and minority interest	139	326	368	854

Income taxes	92	109	207	302

Income from continuing operations before minority interest	47	217	161	552
Minority interest	11	11	35	27

Income from continuing operations	36	206	126	525

(Loss) income from discontinued operations, net	(3)	(1)	(9)	12

Net income	$33	$205	$117	$537

Earnings per common share:
Basic:
Income from continuing operations	$.10	$.56	$.36	$1.41
(Loss) income from discontinued operations, net	(.01)	—	(.03)	.03

Net income	$.09	$.56	$.33	$1.44

Diluted:
Income from continuing operations	$.10	$.56	$.36	$1.40
(Loss) income from discontinued operations, net	(.01)	—	(.03)	.03

Net income	$.09	$.56	$.33	$1.43

Cash dividends per common share:
Declared	$.235	$.23	$.695	$.69

Paid	$.23	$.23	$.69	$.68

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In Millions)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$528	$850
(Increase) in receivables	(104)	(137)
(Increase) decrease in inventories	(5)	67
Increase in accounts payable and accrued liabilities, net	98	35

Net cash from operating activities	517	815

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	—	2
Payment of debt	(22)	(34)
Retirement of notes	—	(1,425)
Issuance of notes, net of issuance costs	—	596
Purchase of Company common stock	(160)	(804)
Issuance of Company common stock	—	60
Dividends paid to minority interest	(22)	(13)
Cash dividends paid	(251)	(262)

Net cash (for) financing activities	(455)	(1,880)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(142)	(174)
Purchases of auction rate securities	—	(1,047)
Proceeds from disposition of auction rate securities	—	1,025
Proceeds from disposition of:
Marketable securities	10	53
Other financial investments, net	42	63
Businesses, net of cash disposed	179	11
Property and equipment	5	41
Acquisition of businesses, net of cash acquired	(19)	(190)
Other, net	(19)	(12)

Net cash from (for) investing activities	56	(230)

Effect of exchange rate changes on cash and cash investments	(10)	31

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	108	(1,264)
Cash at businesses held for sale	—	(4)
At January 1	922	1,958

At September 30	$1,030	$690

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position at September 30, 2008 and the results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2008 presentation in the condensed consolidated financial statements. The results of operations related to 2008 and 2007 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2008 and 2007. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, cash flows of discontinued operations are not separately classified.

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

In October 2008, the FASB issued FASB staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 to financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP No. 157-3 is effective and did not have a significant impact on the condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At September 30, 2008, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. The 1997 Plan expired in May 2007; subsequently, compensation to non-employee Directors in Company common stock will be made from the 2005 Plan. Pre-tax compensation expense (income) and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Long-term stock awards	$10	$12	$33	$41
Stock options	10	11	28	36
Phantom stock awards and stock appreciation rights	1	(5)	(2)	(7)

Total	$21	$18	$59	$70

Income tax benefit	$8	$7	$22	$26

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2008	2007
Unvested stock award shares at January 1	9	9
Weighted average grant date fair value	$28	$27

Stock award shares granted	2	2
Weighted average grant date fair value	$21	$31

Stock award shares vested	2	2
Weighted average grant date fair value	$26	$25

Stock award shares forfeited	—	—
Weighted average grant date fair value	$28	$28

Unvested stock award shares at September 30	9	9
Weighted average grant date fair value	$26	$28
At September 30, 2008 and 2007, there was $172 million and $189 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years in both years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — continued:
The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2008 and 2007 was $29 million and $47 million, respectively.

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

The Company granted 6,491,900 of stock option shares, including restoration stock option shares, in the nine months ended September 30, 2008 with a grant date exercise price approximating $19 per share. In the first nine months of 2008 813,530 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — continued:
The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2008		2007
Option shares outstanding, January 1	26		26
Weighted average exercise price	$27		$26

Option shares granted, including restoration options	6		5
Weighted average exercise price	$19		$30

Option shares exercised	—		3
Aggregate intrinsic value on date of exercise (A)	$—	million	$26	million
Weighted average exercise price	$20		$23

Option shares forfeited	1		2
Weighted average exercise price	$27		$30

Option shares outstanding, September 30	31		26
Weighted average exercise price	$25		$27
Weighted average remaining option term (in years)	7		7

Option shares vested and expected to vest, September 30	31		26
Weighted average exercise price	$25		$27
Aggregate intrinsic value (A)	$—	million	$16	million
Weighted average remaining option term (in years)	7		7

Option shares exercisable (vested), September 30	17		13
Weighted average exercise price	$26		$26
Aggregate intrinsic value (A)	$—	million	$14	million
Weighted average remaining option term (in years)	5		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At September 30, 2008 and 2007, there was $68 million and $87 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2008 and three years in 2007.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B — concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Nine Months Ended
	September 30,
	2008		2007
Weighted average grant date fair value	$3.72		$9.11
Risk-free interest rate	3.25%		4.79%
Dividend yield	4.96%		2.93%
Volatility factor	32.00%		31.85%
Expected option life	6	years	7	years
C.	During the second quarter of 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows the Company to expand the products and services it offers to its customers, had annual sales of over $40 million. The results of this acquisition are included in the condensed consolidated financial statements from the date of acquisition. The aggregate net purchase price for this acquisition was $20 million and included cash of $18 million and future cash payments of $2 million.

D.	During the first quarter of 2008, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition; the dispositions were completed in August 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Company has accounted for a 2007 disposition and the 2008 dispositions as discontinued operations.

In the first quarter of 2008, the Company recognized a charge for those business units that were expected to be divested at a loss, which included estimated expenses for fees expected to be incurred. In the second quarter of 2008, the Company completed the sale of its European-based The Heating Group business unit for net proceeds of $146 million. Also, in the second quarter of 2008, the Company reduced its estimate of expenses for transaction fees associated with the discontinued operations by $5 million, which is included in the (loss) gain on disposal of discontinued operations, since the reduction in fees related to the sale of The Heating Group. In the third quarter of 2008, in separate transactions, the Company completed the sale of its European-based Glass Idromassaggio and Alfred Reinecke business units for combined net proceeds of $28 million. The impairment of assets related to the discontinued operations primarily includes the write-down of goodwill of $24 million and other assets of $21 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D — concluded:
In the third quarter of 2008, the Company determined that one of its business units previously included in its plan for disposition would not be sold. Accordingly, the Company has reclassified the results of operations and the previously recorded impairment charge to continuing operations in the condensed consolidated statement of income. The related assets and liabilities were also reclassified out of assets and liabilities held for sale. In addition, the Company recognized pre-tax income of $6 million for the three months ended September 30, 2008 related to the reversal of the previously recorded impairment charge. The income resulted from an adjustment of the assets to the lower of the carrying value, prior to inclusion in assets held for sale, adjusted for depreciation expense, or current market value.

Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$7	$73	$100	$229

Income from discontinued operations	$1	$3	$13	$14
(Loss) gain on disposal of discontinued operations	(4)	(4)	3	(1)
Impairment of assets held for sale	—	—	(45)	—

(Loss)income before income tax	(3)	(1)	(29)	13
Income tax benefit (expense)	—	—	20	(1)

(Loss) income from discontinued operations, net	$(3)	$(1)	$(9)	$12

The after-tax charge for the impairment of assets held for sale was $24 million or $.07 per common share for the nine months ended September 30, 2008. The unusual relationship between income taxes and income (loss) before income taxes (excluding the impairment charge for assets held for sale) resulted primarily from certain losses providing no current tax benefit and from certain gains and income not being subject to income taxes. During the third quarter of 2008, the Company recorded other net expenses of $5 million included in (loss) gain on disposal of discontinued operations, reflecting the adjustment of certain liabilities related to businesses disposed in 2004.

The 2008 discontinued operations were previously included in the Plumbing Products segment and the Other Specialty Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
E.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by segment, were as follows, in millions:

			Deductions (B)
	At		Discontinued		At
	Dec. 31, 2007	Additions (A)	Operations	Other(C)	Sept. 30, 2008
Cabinets and Related Products	$293	$4	$—	$(5)	$292
Plumbing Products	499	—	—	(11)	488
Installation and Other Services	1,816	1	—	1	1,818
Decorative Architectural Products	300	—	—	(6)	294
Other Specialty Products	1,030	—	(24)	(10)	996

Total	$3,938	$5	$(24)	$(31)	$3,888

(A)	Additions include acquisitions.

(B)	During the first quarter of 2008, the Company reclassified the goodwill related to business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $24 million.

(C)	Other principally includes the effect of foreign currency translation, reclassifications and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $208 million at both September 30, 2008 and December 31, 2007, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $108 million (net of accumulated amortization of $68 million) at September 30, 2008 and $115 million (net of accumulated amortization of $67 million) at December 31, 2007, and principally included customer relationships and non-compete agreements.

F.	Depreciation and amortization expense was $179 million and $185 million for the nine months ended September 30, 2008 and 2007, respectively.

G.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2008	2007
Asahi Tec Corporation — common and preferred stock	$61	$57
TriMas Corporation	16	26
Auction rate securities	22	22
Marketable securities	—	9
Private equity funds	153	173
Other investments	13	28

Total	$265	$315

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G — continued:
The Company’s investments in available-for-sale securities at September 30, 2008 and December 31, 2007 (including marketable securities, auction rate securities, Asahi Tec Corporation common and preferred stock and TriMas Corporation) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
September 30, 2008	$81	$18	$—	$99

December 31, 2007	$117	$9	$(12)	$114
Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Realized gains from marketable securities	$—	$2	$—	$9
Realized losses from marketable securities	—	(2)	(3)	(4)
Dividend income from marketable securities	—	—	—	1
Income from other investments, net	—	11	3	35
Dividend income from other investments		—	—	5

Income from financial investments, net	$—	$11	$—	$46

Impairment charges:
Marketable securities	$(1)	$(3)	$(1)	$(9)
Private equity funds	—	(6)	(7)	(10)
Auction rate securities	—	(3)	—	(3)
TriMas Corporation	—	—	(22)	—

Impairment charges	$(1)	$(12)	$(30)	$(22)

For its investments in available-for-sale securities, the Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, during the first quarter of 2008, the Company determined that the decline in the value of its investment in TriMas Corporation common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $22 million. Based upon its review, during the third quarter of 2008, the Company determined that the decline in the value of its investment in Asahi Tec common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $1 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G — concluded:
The Company’s investments in private equity funds and other private investments are carried at cost and are evaluated for potential impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; and any bona fide offers to purchase the investment for less than the carrying value. Since there is no active trading market for these investments, they are for the most part illiquid. The Company determined that the decline in the estimated value of a private equity fund investment (with a carrying value of $15 million prior to the impairment) that also holds an investment in TriMas Corporation common stock was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $4 million for the first quarter of 2008. During the second quarter of 2008, the Company also determined that the decline in the estimated value of a private equity fund investment (with a carrying value of $8 million prior to the impairment) was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $3 million.

The remaining private equity investments at September 30, 2008 and December 31, 2007, with an aggregate carrying value of $137 million and $119 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

H.	At September 30, 2008 and December 31, 2007, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in retained earnings and paid-in capital was as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
Balance at January 1	$2,969	$3,575
Net income	117	386
Shares issued	—	109
Shares retired:
Repurchased	(151)	(826)
Surrendered (non-cash)	(7)	(14)
Cash dividends declared	(252)	(346)
Stock-based compensation	61	118
Cumulative effect of accounting change regarding income tax uncertainties	—	(26)
Other	—	(7)

Balance at end of period	$2,737	$2,969

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$33	$205	$117	$537
Other comprehensive (loss) income:
Cumulative translation adjustments	(158)	71	(47)	115
Unrealized gain (loss) on marketable securities, net	2	—	10	(5)
Prior service cost and net loss, net	—	2	2	4

Total comprehensive (loss) income	$(123)	$278	$82	$651

The unrealized gain (loss) on marketable securities, net, is net of income tax (benefit) of $1 million and $6 million for the three months and nine months ended September 30, 2008, respectively, and $(4) million for the nine months ended September 30, 2007. The prior service cost and net loss, net, is net of income tax of $1 million and $2 million, respectively, for the nine months ended September 30, 2008 and 2007.

The components of accumulated other comprehensive income were as follows, in millions:

	September 30,	December 31,
	2008	2007
Cumulative translation adjustments	$723	$770
Unrealized gain (loss) on marketable securities, net	6	(4)
Unrecognized prior service cost and net loss, net	(67)	(69)

Accumulated other comprehensive income	$662	$697

The unrealized gain (loss) on marketable securities, net, is reported net of income tax (benefit) of $3 million and $(3) million at September 30, 2008 and December 31, 2007, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $38 million and $39 million at September 30, 2008 and December 31, 2007, respectively.

I.	The Company owns 68 percent of Hansgrohe AG. The aggregate minority interest, net of dividends, of $132 million and $117 million at September 30, 2008 and December 31, 2007, respectively, was recorded in the caption deferred income taxes and other liabilities on the Company’s condensed consolidated balance sheets.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$4	$—	$5	$—
Interest cost	12	3	11	1
Expected return on plan assets	(13)	—	(12)	—
Amortization of prior service cost	—	—	—	1
Amortization of net loss	—	—	1	—

Net periodic pension cost	$3	$3	$5	$2

	Nine Months Ended September 30,
	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$13	$1	$14	$2
Interest cost	40	7	34	5
Expected return on plan assets	(43)	—	(38)	—
Amortization of prior service cost	—	—	—	1
Amortization of net loss	1	1	4	1

Net periodic pension cost	$11	$9	$14	$9

The Company recognized $2 million pre-tax net loss in net periodic pension cost from accumulated other comprehensive income for the nine months ended September 30, 2008. The Company recognized $2 million and $6 million pre-tax net loss in net periodic pension cost from accumulated other comprehensive income for the three months and nine months ended September 30, 2007, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Net Sales(A)		Operating Profit		Net Sales(A)		Operating Profit
The Company’s operations by segment were:
Cabinets and Related Products	$584	$736	$23	$105	$1,788	$2,164	$88	$273
Plumbing Products	805	865	88	100	2,483	2,572	294	272
Installation and Other Services	492	689	10	60	1,486	2,026	8	148
Decorative Architectural Products	446	467	94	114	1,301	1,421	257	322
Other Specialty Products	201	248	16	36	563	714	37	105

Total	$2,528	$3,005	$231	$415	$7,621	$8,897	$684	$1,120

The Company’s operations by geographic area were:
North America	$1,975	$2,417	$193	$346	$5,935	$7,223	$542	$948
International, principally Europe	553	588	38	69	1,686	1,674	142	172

Total	$2,528	$3,005	231	415	$7,621	$8,897	684	1,120

General corporate expense, net			(32)	(44)			(110)	(144)
Gain on sale of corporate fixed assets, net			—	—			—	8
Charge for litigation settlement (B)			(9)	—			(9)	—
Income (charge) for planned disposition of business (C)			6	—			—	—

Operating profit			196	371			565	984
Other income (expense), net			(57)	(45)			(197)	(130)

Income from continuing operations before income taxes and minority interest			$139	$326			$368	$854

(A)	Inter-segment sales were not material.

(B)	The charge for litigation settlement relates to employment litigation in the State of California discussed in Note N regarding the Company’s subsidiary, Masco Contractor Services, Inc., which is included in the Installation and Other Services segment.

(C)	In the third quarter of 2008, the Company recognized pre-tax income of $6 million related to the reversal of the previously recorded impairment charge discussed in Note D. The income resulted from an adjustment of the assets to the lower of the carrying value, prior to inclusion in assets held for sale, adjusted for depreciation expense, or current market value. This business is included in the Plumbing Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from cash and cash investments	$6	$7	$17	$29
Other interest income	1	1	1	2
Income from financial investments, net (Note G)	—	11	—	46
Other items, net	(4)	13	(13)	12

Total	$3	$32	$5	$89

Other items, net, included $4 million and $19 million of currency losses for the three months and nine months ended September 30, 2008, respectively. Other items, net, included $9 million and $12 million of currency gains for the three months and nine months ended September 30, 2007, respectively.

M.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator (basic and diluted):
Income from continuing operations	$36	$206	$126	$525
(Loss) income from discontinued operations, net	(3)	(1)	(9)	12

Net income	$33	$205	$117	$537

Denominator:
Basic common shares (based upon weighted average)	352	365	354	372
Add:
Contingent common shares	—	1	—	3
Stock option dilution	—	1	—	1

Diluted common shares	352	367	354	376

Income per common share amounts for the first three quarters of 2008 do not total to the per common share amounts for the nine months ended September 30, 2008 due to the timing of common stock repurchases.

For both the three months and nine months ended September 30, 2008 and 2007, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at September 30, 2008 and 2007 did not exceed the equivalent accreted value of the Notes.

Additionally, 32 million common shares for both the three months and nine months ended September 30, 2008, respectively, and 20 million and 19 million for the three months and nine months ended September 30, 2007, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note M — concluded:
In the first nine months of 2008, the Company repurchased and retired approximately nine million shares of Company common stock, for cash aggregating $160 million. At September 30, 2008, the Company had 32 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

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

As previously disclosed, a lawsuit has been brought against the Company’s Milgard Manufacturing subsidiary alleging design defects in certain Milgard aluminum windows. The Company is vigorously defending the case and believes that its window products have not been manufactured with the alleged design defects. In May 2008, the California Court of Appeals affirmed the trial court’s denial of Plaintiffs’ motion for class certification, and the plaintiffs did not pursue an appeal to the California Supreme Court. The case has been remanded to the trial court and will be limited to the claims of the ten individual homeowner plaintiffs. The Company believes that it will not incur material liability as a result of this lawsuit.

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

Several California-based installation subsidiaries of the Company were named as defendants in an alleged employment-related class action lawsuit arising under state law. The subsidiaries recently reached an agreement with the plaintiffs to settle this litigation for approximately $9 million, and the Company anticipates that a hearing will be conducted by the end of 2008 to obtain preliminary court approval of the settlement terms.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
O.	Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
Balance at January 1	$133	$120
Accruals for warranties issued during the period	35	56
Accruals related to pre-existing warranties	5	16
Settlements made (in cash or kind) during the period	(41)	(57)
Discontinued operations	(1)	—
Other, net	(7)	(2)

Balance at end of period	$124	$133

P.	During the first nine months of 2008, the Company recognized $4 million of income tax expense on various unrecognized tax benefits, including $2 million of interest and penalties. As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for unrecognized tax benefits could be reduced by approximately $9 million.

The increase in the effective tax rate for the first nine months of 2008 reflects the U.S. tax on anticipated dividend distributions from certain low-taxed foreign subsidiaries to utilize the Company’s foreign tax credit carryforward, combined with a decrease in the Company’s 2008 pre-tax income from continuing operations. The Company estimates that its effective tax rate should approximate 56 to 57 percent for the full-year 2008.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note Q — continued:
Financial assets and (liabilities) measured at fair value on a recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Sept. 30,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$60	$—	$—	$60
Common stock	1	1	—	—
Interest rate swaps	—	—	—	—
Foreign currency exchange contract	(18)	—	(18)	—
Auction rate securities	22	—	—	22
TriMas Corporation	16	16	—	—
Other investments	11	—	11	—

Total	$92	$17	$(7)	$82

The foreign currency exchange contracts are entered into to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. The loss on the foreign currency exchange contracts are more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note Q — concluded:
Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Sept. 30,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$153	$—	$—	$153	$(7)
Other private investments	11	—	—	11	—

	$164	$—	$—	$164	$(7)

During the first nine months of 2008, the Company determined that the decline in the estimated value of two private equity funds was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $3 million and $4 million, respectively, for the quarters ended June 30, 2008 and March 31, 2008.

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Carrying value January 1, 2008	$23
Total losses included in earnings	(7)
Purchases, issuances, settlements	—

Ending balance at September 30, 2008	$16

R.	Subsequent Events. In October 2008, the Company terminated two interest rate swaps relating to $850 million of fixed-rate debt. These swap agreements were accounted for as fair value hedges. The Company received cash of $16 million for the termination of the swap agreements; the gain of $16 million will be amortized as a reduction of interest expense over the remaining term of the debt, through 2012.

The Company retired $100 million of 5.75% Notes on October 15, 2008, the scheduled maturity date.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2008 AND THE FIRST NINE MONTHS 2008 VERSUS
THIRD QUARTER 2007 AND THE FIRST NINE MONTHS 2007
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		(Decrease) Increase
	2008	2007	2008 vs. 2007
Net Sales:
Cabinets and Related Products	$584	$736	(21%)
Plumbing Products	805	865	(7%)
Installation and Other Services	492	689	(29%)
Decorative Architectural Products	446	467	(4%)
Other Specialty Products	201	248	(19%)

Total	$2,528	$3,005	(16%)

North America $	1,975	$2,417	(18%)
International, principally Europe	553	588	(6%)

Total	$2,528	$3,005	(16%)

	Nine Months Ended
	September 30,
	2008	2007
Net Sales:
Cabinets and Related Products	$1,788	$2,164	(17%)
Plumbing Products	2,483	2,572	(3%)
Installation and Other Services	1,486	2,026	(27%)
Decorative Architectural Products	1,301	1,421	(8%)
Other Specialty Products	563	714	(21%)

Total	$7,621	$8,897	(14%)

North America	$5,935	$7,223	(18%)
International, principally Europe	1,686	1,674	1%

Total	$7,621	$8,897	(14%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Profit Margins: (A)
Cabinets and Related Products	3.9%	14.3%	4.9%	12.6%
Plumbing Products	10.9%	11.6%	11.8%	10.6%
Installation and Other Services	2.0%	8.7%	.5%	7.3%
Decorative Architectural Products	21.1%	24.4%	19.8%	22.7%
Other Specialty Products	8.0%	14.5%	6.6%	14.7%

North America	9.8%	14.3%	9.1%	13.1%
International, principally Europe	6.9%	11.7%	8.4%	10.3%
Total	9.1%	13.8%	9.0%	12.6%

Total operating profit margin, as reported	7.8%	12.3%	7.4%	11.1%

(A)	Before general corporate expense, net, of $32 million and $110 million for the three-month and nine-month periods ended September 30, 2008, respectively. Before general corporate expense, net, of $44 million and $144 million for the three-month and nine-month periods ended September 30, 2007, respectively. Before the charge for litigation settlement of $9 million related to the Installation and Other Services segment for both the three-month and nine-month periods ended September 30, 2008. Before the income for planned disposition of business of $6 million related to the Plumbing Products segment for the three-month period ended September 30, 2008. Before the gain from the sale of corporate fixed assets of $8 million for the nine-month period ended September 30, 2007.

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
NET SALES
     Net sales decreased for both the three-month and nine-month periods ended September 30, 2008 from the comparable periods of 2007. Excluding results from acquisitions and the effect of currency translation, net sales decreased 17 percent for both the three-month and nine-month periods ended September 30, 2008. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales, as reported	$2,528	$3,005	$7,621	$8,897
Acquisitions	(16)	—	(65)	—

Net sales, excluding acquisitions	2,512	3,005	7,556	8,897
Currency translation	(31)	—	(156)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,481	$3,005	$7,400	$8,897

     Net sales from North American operations decreased for both the three-month and nine-month periods ended September 30, 2008, primarily due to the continuing decline in the new home construction market, which reduced sales by 12 percent and 13 percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007 and a continuing moderation in consumer spending, which reduced sales by six percent for both the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. North American net sales for the first nine months of 2008 were also negatively affected by lower sales volume in the new home construction market, lower selling prices, a continued decline in consumer spending for home improvement products and an increasingly competitive marketplace.
     Net sales from International operations decreased six percent and slightly increased, respectively, for the three-month and nine-month periods ended September 30, 2008. A weaker U.S. dollar increased International net sales by five percent and nine percent, respectively, for the three-month and nine-month periods ended September 30, 2008. In local currencies, net sales from International operations decreased 11 percent and nine percent, respectively, in the third quarter and first nine months of 2008, primarily due to lower sales of cabinets and windows.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased for both the three-month and nine-month periods ended September 30, 2008, due to lower sales volume of assembled cabinets in the new home construction market and lower sales volume of cabinets in the North American retail market, as well as a less favorable product mix, which, combined, reduced sales in this segment by 18 percent and 15 percent, respectively. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by one percent and two percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. In local currencies, net sales of International operations reduced sales in this segment by five percent for both the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007, primarily due to the decline in the new home construction market in the United Kingdom.
     Net sales of Plumbing Products decreased for both the three-month and nine-month periods ended September 30, 2008, due to lower sales volume to North American retailers and wholesalers, which reduced sales by six percent and seven percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007, partially offset by increased selling prices. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by three percent and five percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. In local currencies, net sales of International operations, reflecting weakened European economies, reduced sales in this segment by three percent and two percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007.
     Net sales of Installation and Other Services decreased for both the three-month and nine-month periods ended September 30, 2008, primarily due to significantly lower sales volume related to the continued slowdown in the new home construction market, as well as lower selling prices.
     Net sales of Decorative Architectural Products decreased for both the three-month and nine-month periods ended September 30, 2008, primarily due to lower retail sales volume of paints and stains and builders’ hardware, which more than offset selling price increases.
     Net sales of Other Specialty Products decreased for both the three-month and nine-month periods ended September 30, 2008, primarily due to lower sales volume of windows and doors related to the continued slowdown in the new home construction market, particularly in the western United States, which decreased sales in this segment by 17 percent and 18 percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. In local currencies, net sales of International operations weakened and reduced sales in this segment by one percent and two percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007, due to the decline in the new home construction market in the United Kingdom.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATING MARGINS
     The Company’s gross profit margins were 25.6 percent and 26.0 percent, respectively, for the three-month and nine-month periods ended September 30, 2008 compared with 28.3 percent and 27.8 percent for the comparable periods of 2007. Selling, general and administrative expenses declined to $452 million and $1,413 million, respectively, for the three-month and nine-month periods ended September 30, 2008 from $479 million and $1,493 million, respectively, in the comparable periods of 2007; however, as a percentage of sales, such expenses were 17.9 percent and 18.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2008 and 15.9 percent and 16.8 percent, respectively, for the comparable periods of 2007, reflecting lower sales volume, as well as increased bad debt expense of $6 million and $14 million, respectively, for the three-month and nine-month periods ended September 30, 2008, principally related to the new home construction market. The Company’s profit margins for the three-month and nine-month periods ended September 30, 2008 were negatively affected by lower sales volume of the Company’s products discussed above, as well as increasing material costs.
     The Company has been focused on the rationalization of its businesses, including sourcing programs, business consolidations, plant closures, headcount reductions and other initiatives. Operating profit for the three-month and nine-month periods ended September 30, 2008 includes $16 million and $40 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2007, the Company incurred $12 million and $60 million, respectively, related to these initiatives. Based on plans currently undertaken, the Company anticipates additional costs and charges related to the Company’s business rationalizations and other initiatives to approximate $30 million in the fourth quarter of 2008. The Company continues to evaluate its businesses and may implement additional rationalization programs based on changes in the Company’s markets which could result in further costs and charges.
     The decrease in operating profit margins for the Cabinets and Related Products segment for both the three-month and nine-month periods ended September 30, 2008 reflects lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, a less favorable product mix, as well as lower results of International operations included in this segment.
     The decrease in operating profit margin for the Plumbing Products segment for the three-month period ended September 30, 2008 is primarily due to the decline in sales volume, as well as the lower results of International Operations included in this segment, partially offset by increased selling prices. The increase in operating profit margin for the Plumbing Products segment for the nine-month period ended September 30, 2008 reflects increased selling prices, which partially offset material cost increases.
     The decrease in operating margins for the Installation and Other Services segment for both the three-month and nine-month periods ended September 30, 2008 is primarily due to lower sales volume and the related under-absorption of fixed costs, as well as decreased selling prices and increased bad debt expense. During the three-month period ended September 30, 2008, the Installation and Other Services segment recorded a charge of $9 million for the preliminary settlement of employment-related litigation in the State of California. Including this charge, the operating profit margins would have been break-even for both the three-month and nine-month periods ended September 30, 2008.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The decrease in operating profit margins for the Decorative Architectural Products segment for both the three-month and nine-month periods ended September 30, 2008 is primarily due to lower sales volume of paints and stains and builders’ hardware, increasing material costs and program costs for builder hardware, which more than offset the effect of selling price increases.
     The decrease in operating profit margins for the Other Specialty Products segment for both the three-month and nine-month periods ended September 30, 2008 reflects lower sales volume of windows and doors and the related under-absorption of fixed costs and increased material costs, as well as lower results of International operations included in this segment.
OTHER INCOME (EXPENSE), NET
     Other, net, for the nine-month period ended September 30, 2008 included $3 million of realized losses, net, from the sale of marketable securities and $3 million of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2008 included $4 million and $19 million, respectively, of currency losses.
     For the three-month period ended September 30, 2008, the Company recognized a non-cash, pre-tax impairment charge of $1 million related to its investment in Asahi Tec common stock. For the nine-month period ended September 30, 2008, the Company recognized non-cash, pre-tax impairment charges of $30 million related to private equity funds and marketable securities.
     Other, net, for the nine-month period ended September 30, 2007 included $5 million of realized gains, net, from the sale of marketable securities and $6 million of dividend income. Other, net for the three-month and nine-month periods ended September 30, 2007 included $11 million and $35 million, respectively, of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2007 included $9 million and $12 million, respectively, of currency gains.
     For the three-month and nine-month periods ended September 30, 2007, the Company recognized non-cash, pre-tax impairment charges related to financial investments of $12 million and $22 million, respectively.
     Interest expense for the three-month period ended September 30, 2008 decreased $6 million to $59 million, compared with interest expense of $65 million for the same period of 2007. Interest expense was $172 million and $197 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease in interest expense is primarily due to lower interest rates and the retirement of higher fixed-rate debt in 2007.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations for the three-month and nine-month periods ended September 30, 2008 was $36 million and $126 million, respectively, compared with $206 million and $525 million, respectively, for the comparable periods of 2007. Diluted earnings per common share from continuing operations for the three-month and nine-month periods ended September 30, 2008 were $.10 per common share and $.36 per common share, respectively, compared with $.56 per common share and $1.40 per common share, respectively, for the comparable period of 2007.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company’s effective tax rate was 66 percent and 56 percent, respectively, for the three-month and nine-month periods ended September 30, 2008, compared with 33 percent and 35 percent, respectively, for the same periods in 2007. The increase in the effective tax rate for the first nine months of 2008 reflects the U.S. tax on anticipated dividend distributions from certain low-taxed foreign subsidiaries to utilize the Company’s foreign tax credit carryforward combined with a decrease in the Company’s 2008 pre-tax income from continuing operations. The Company estimates that its effective tax rate should approximate 56 to 57 percent for the full-year 2008.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 2.0 to 1 at both September 30, 2008 and December 31, 2007.
     For the nine months ended September 30, 2008, cash of $517 million was provided by operating activities. Cash used for financing activities was $455 million, and included $251 million for the payment of cash dividends and $160 million for the acquisition of Company common stock in open-market transactions. Net cash provided by investing activities was $56 million and included $52 million of net proceeds from the sale of financial investments and $179 million of proceeds from the sale of businesses, offset by $142 million for capital expenditures and $19 million for the acquisition of businesses.
     During the second quarter of 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows the Company to expand the products and services it offers to its customers, had annual sales of over $40 million. The results of this acquisition are included in the condensed consolidated financial statements from the date of acquisition. The aggregate net purchase price for this acquisition was $20 million and included cash of $18 million and future cash payments of $2 million.
     The Company’s cash and cash investments increased to $1,030 million at September 30, 2008 from $853 million on June 30, 2008 and $922 million at December 31, 2007. On October 15, 2008, the Company utilized $100 million of these funds to retire its 5.75% Notes at their maturity. The Company has no further scheduled maturities of its long-term indebtedness until March 2010 when $300 million of its Floating Rate Notes become due.
     The Company’s cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities. While the Company attempts to diversify these investments in a prudent manner to minimize risk, it is possible that the recent global turmoil in the financial markets could result in failures of additional financial institutions or other events and thereby affect the security or availability of these investments.
     The Company has no borrowings outstanding under its $2 billion revolving credit facility expiring in 2011 and has no current plans to utilize this facility. In light of the recent financial market turmoil, the Company has confirmed with JPMorgan Chase Bank, the agent for this facility, that the obligations of Merrill Lynch and Wachovia Bank, as participating lenders under this facility, will be assumed by Bank of America and Wells Fargo Bank, respectively, upon completion of the proposed transactions to combine these entities. Both Bank of America and Wells Fargo Bank were already participating lenders under the Company’s credit facility.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The 5-Year Revolving Credit Agreement contains limitations on additional borrowings; at September 30, 2008, the Company had additional borrowing capacity, subject to availability, of up to $1.5 billion. The 5-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; at September 30, 2008, the Company’s net worth exceeded such requirement by $900 million.
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
OUTLOOK FOR THE COMPANY
     Business conditions remain difficult in the Company’s markets, as the Company experienced a further significant reduction in sales of its products and services late in the third quarter of 2008, which has continued into October. The Company continues to estimate that 2008 housing starts will decline to a range of 900,000 to 1,000,000 units, compared to 1.3 million units in 2007. In the first nine months of 2008, housing starts declined 31 percent from 2007. The Company anticipates that consumer spending for home improvement products and demand for certain of the Company’s International products will continue to decline in the near term, more than previously anticipated.
     Although the Company expects market conditions in its industry, over the next several quarters, to be very challenging, the Company is confident that the long-term fundamentals for the new home construction and home improvement products markets are positive. The Company believes that its strong financial position together with its current strategy of investing in leadership brands, innovative growth and flexible and scalable supply chains, along with a strong focus on cash flow to fund our dividend, will allow us to drive long-term growth and incremental leverage for our shareholders.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the third quarter of 2008, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Builder Cabinet Group, one of the Company’s larger business units. The new ERP system is a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, the business process initiative is significant in scale and complexity and will result in modifications to certain internal controls. The new ERP system is designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.

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
Item 2C. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2008, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
7/1/08-7/31/08	1	$15.04	1	32

8/1/08-8/31/08	—	$—	—	32

9/1/08-9/30/08	—	$—	—	32

Total for the quarter	1	$15.04	1	32
In July 2007, the Company’s Board of Directors authorized the repurchase of up to 50 million shares for retirement of the Company’s common stock in open-market transactions or otherwise.
Items 2A, 2B, 3, 4 and 5 are not applicable.
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
October 29, 2008

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