Form 10-K
period 2008-12-31
MASCO CORP /DE/
filed 2009-02-17
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	Commission File Number 1-5794

MASCO CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan (Address of Principal Executive Offices)	48180 (Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $1.00 par value Zero Coupon Convertible Senior Notes Series B Due 2031	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2008 (based on the closing sale price of $15.73 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $5,516,595,000.

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2009:

359,500,000 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

Masco Corporation
2008 Annual Report on Form 10-K

PART I

Item 1. Business.

Masco Corporation (the “Company”) manufactures, distributes and installs home improvement and building products, with emphasis on brand name consumer products and services holding leadership positions in their markets. The Company is among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows and is one of the largest installers of insulation for the new home construction market. The Company generally provides broad product offerings in a variety of styles and price points and distributes products through multiple channels including home builders and wholesale and retail channels. Approximately 78 percent of the Company’s 2008 sales were generated by North American operations.

Over the past several years, the Company has been focused on the strategic rationalization of its businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. As a result of the recent dramatic downturn in the home improvement and new home construction markets, the Company has implemented several plant closures. In addition, the Company has idled two cabinet plants and one window plant. Since 2006, the Company has closed over 80 locations formerly operated by its Installation and Other Services segment, including closing 29 such locations in 2008.

The Company reports its results in five business segments arranged by similarity in products and services. The following table sets forth, for the three years ended December 31, 2008, the contribution of the Company’s segments to net sales and operating profit. Additional financial information concerning the Company’s operations by segment and by geographic regions, as well as general corporate expense, as of and for the three years ended December 31, 2008, is set forth in Note Q to the Company’s consolidated financial statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2008	2007	2006

Cabinets and Related Products	$2,276	$2,829	$3,286
Plumbing Products	3,118	3,391	3,248
Installation and Other Services	1,861	2,615	3,158
Decorative Architectural Products	1,629	1,768	1,710
Other Specialty Products	716	929	1,097

Total	$9,600	$11,532	$12,499

	Operating Profit (Loss) (1)(2)(3)(4)
	2008	2007	2006

Cabinets and Related Products	$4	$336	$122
Plumbing Products	94	264	275
Installation and Other Services	(46)	176	344
Decorative Architectural Products	299	384	374
Other Specialty Products	(124)	67	203

Total	$227	$1,227	$1,318

(1)	Amounts exclude discontinued operations.

(2)	Operating profit (loss) is before general corporate expense, net and gains on sale of corporate fixed assets, net.

(3)	Operating profit (loss) is before (charge) income regarding the Masco Contractor Services 2008 litigation settlement of $(9) million pertaining to the Installation and Other Services segment and the Behr 2006 litigation settlement of $1 million pertaining to the Decorative Architectural Products segment.

(4)	Operating profit (loss) includes impairment charges for goodwill and other intangible assets as follows: For 2008 – Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million. For 2007 – Plumbing Products – $69 million; and Other Specialty Products – $50 million. For 2006 – Cabinets and Related Products – $316 million; and Plumbing Products – $1 million.

Except as the context otherwise indicates, the terms “Masco” and the “Company” refer to Masco Corporation and its consolidated subsidiaries.

Cabinets and Related Products

In North America, the Company manufactures and sells economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, the Company manufactures and sells assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are sold under a number of trademarks including KRAFTMAID®, DISTINCTIONS®, TVILUM-SCANBIRKtm and WOODGATE® primarily to dealers and home centers, and under the names MERILLAT®, MOOREStm and QUALITY CABINETS® primarily to distributors and homebuilders for both the home improvement and new home construction markets. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major home improvement products. A significant portion of our sales for the home improvement market is made through home center retailers.

Recently, the Company has intensified its focus on lean manufacturing principles and is moving toward a more flexible and scalable manufacturing capability. The related goal of the Cabinet and Related Products segment is to be able to manufacture a common base cabinet at all of its plants that principally manufacture cabinets for the new home construction market. This approach is intended to allow the Company to strengthen cabinet production efficiencies at lower volumes and to respond effectively to increased demand when the new home construction market improves.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large competitors and numerous local and regional competitors. In addition to price, the Company believes that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Significant North American competitors include American Woodmark Corporation, Fortune Brands, Inc. and Cardell Cabinetry.

Plumbing Products

The Company sells a wide variety of faucet and showering devices that are manufactured by or for the Company. The Company’s plumbing products are sold in North America and Europe under various brand names including DELTA®, PEERLESS®, HANSGROHE®, BRASSTECH®, BRIZO®, BRISTANtm, DAMIXA®, NEWPORT BRASS®, AXOR®, ALSONS®, SIRRUS® and PLUMB SHOP®. Products include single- and double-handle faucets, showerheads, handheld showers and valves, which are sold by manufacturers’ representatives and Company sales personnel to major retail accounts and to distributors who sell these products to plumbers, building contractors, remodelers, smaller retailers and others.

Masco believes that its faucet operations are among the leaders in sales in the North American market, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. The Company also has several major competitors among the European manufacturers, primarily in Germany and Italy, including Friedrich Grohe. The Company faces significant competition from private label products (including house brands sold by certain of the Company’s customers). Many of the faucet and showering products with which the Company’s products compete are manufactured in Asia. The businesses in the Company’s Plumbing Products segment source products from Asia and manufacture products in the United States, Europe, the United Kingdom and Asia.

Other plumbing products manufactured and sold by the Company include AQUA GLASS®, MIROLIN® and AMERICAN SHOWER & BATHtm acrylic and gelcoat bath and shower enclosure units, shower trays and laundry tubs, which are sold primarily to wholesale plumbing distributors and home center retailers for the North American home improvement and new home construction markets. The Company’s spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Lasco, Maax and Jacuzzi. HÜPPE® and BREUERtm shower enclosures are sold by the Company through wholesale channels and home centers primarily in western Europe. HERITAGEtm ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers.

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

A substantial portion of the Company’s plumbing products are made from brass, the major components of which are copper and zinc. From time to time, the Company has encountered volatility in the price of brass. The Company is considering a hedging strategy to attempt to minimize the impact of commodity price volatility. In addition, legislation enacted in California and Vermont to become effective in January 2010 mandates new standards for acceptable lead content in plumbing products sold in those states. Similar legislation may be considered by other states. Faucet and water supply valve manufacturers, including the Company, will be required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets. An increase in the demand for lead-free brass may cause a shortage of supply and resulting price increases and could adversely impact this segment’s operating results.

In 2008, the Company’s Delta Faucet business introduced a new water delivery system known as DIAMONDtm Seal Technology. DIAMONDtm Seal Technology, which replaces existing valve technology, reduces the number of potential leak points in a faucet, simplifies installation and satisfies the legislation enacted in California and Vermont regulating the acceptable lead content in plumbing products. Delta Faucet, in the near term, plans to incorporate DIAMONDtm Seal Technology into its domestically manufactured single-handle faucets and, in the future, plans to expand the application of the technology to most other Delta faucets. The success of DIAMONDtm Seal Technology depends on many factors, including the performance of the technology and the market’s acceptance of the technology as well as Delta’s ability to integrate successfully the technology into its most popular faucets.

Installation and Other Services

The Company’s Installation and Other Services segment sells installed building products and distributes building products primarily to the new home construction market, and to a lesser extent, the commercial construction market, throughout the United States. In light of the current economic environment in the new home construction industry, the Company has decided to de-emphasize the installation of certain non-insulation building products that are not core to its service offering, including windows and paint. In addition to insulation, our current offering of installed building products primarily consists of gutters, fireplaces, garage doors and framing components. The installation and distribution of insulation comprised approximately 11 percent, 12 percent and 15 percent of the

Company’s consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Distributed products include insulation, insulation accessories, gutters, roofing and fireplaces. Installed building products are supplied primarily to custom and production homebuilders by the Company’s network of branches located in most major markets throughout the United States. Distributed products are sold primarily to contractors and dealers from distribution centers in various parts of the United States.

In addition to price, the Company believes that competition in this industry is based largely on customer service and the quality of installation service. The Company believes that it is the largest national provider of installed insulation in the new home construction industry in the United States. Competitors include several regional contractors, as well as numerous local contractors and lumber yards. The Company believes that its financial resources are substantial compared to regional and local contractors.

The Installation and Other Services segment is a labor-intensive business. Significant changes in federal, state and local regulations addressing immigration and wages, as well as collective bargaining arrangements affecting wages and working conditions, could adversely affect the financial performance of the Company’s business.

Decorative Architectural Products

The Company manufactures architectural coatings including paints, specialty paint products, stains, varnishes and waterproofing products. The products are sold in the United States and Canada under the brand names BEHR®, KILZ®, CASUAL COLORS® and EXPRESSIONS® to the “do-it-yourself” and professional markets through home centers, paint stores and other retailers. Net sales of architectural coatings comprised approximately 15 percent, 13 percent and 12 percent of the Company’s consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Competitors in the architectural coatings market include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, the Company believes that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation.

The BEHR brand is sold through The Home Depot, the segment’s and the Company’s largest customer. The paint departments at The Home Depot stores include the Behr color center and computer kiosk with the COLOR SMART BY BEHR® computerized color-matching system that enables consumers to select and coordinate their paint-color selection. The loss of the segment’s sales to The Home Depot would have a material adverse effect on the segment’s business and on the Company as a whole.

Titanium dioxide is a major ingredient in the manufacture of paint. Shortages of supply and cost increases for titanium dioxide in the past have resulted from surges in global demand and from production capacity limitations. Petroleum products are also used in the manufacture of architectural coatings. Significant increases in the cost of crude oil and natural gas lead to higher raw material costs (e.g., for resins, solvents and packaging, as well as titanium dioxide), which can adversely affect the segment’s results of operations.

The Decorative Architectural Products segment also includes LIBERTY® cabinet, door, window and other hardware, which is manufactured for the Company and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Belwith, Umbra and Stanley. Decorative bath hardware and shower accessories are sold under the brand names FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home center retailers and other retailers. Competitors include Moen and Globe Union.

Other Specialty Products

The Company manufactures and sells vinyl, fiberglass and aluminum windows and patio doors under the MILGARD® brand name to the new home construction and home improvement markets,

principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, direct to production homebuilders and through lumberyards and home center retailers. The segment’s competitors in North America include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands. In the United Kingdom, the Company manufactures and sells windows, related products and components under several brand names including GRIFFINtm, CAMBRIANtm, PREMIERtm and DURAFLEXtm. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although the Company’s Duraflex business is also a supplier to other window fabricators. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors. In addition to price, the Company believes that competition in this industry is based largely on customer service and product quality.

The Company manufactures and sells a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW® and POWERSHOT®. These products are sold through various distribution channels including home centers and other retailers and wholesalers. The principal North American competitor in this product line is Stanley.

Additional Information

•	The Company holds United States and foreign patents, patent applications, licenses, trademarks and trade names. As a manufacturer and distributor of brand name products, we view our trademarks and other proprietary rights as important, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our present business as a whole.

•	All of the Company’s operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and remodeling.

•	The Company is subject to laws and regulations relating to the protection of the environment. The Company accrues for expenses associated with environmental remediation obligations in accordance with generally accepted accounting principles in the United States. In addition to responsibilities relating to environmental remediation, the Company’s businesses are subject to other requirements regarding protection of the environment and worker health and safety. Examples include the Cabinet and Related Products segment, which is subject to laws and regulations relating to formaldehyde emissions which may impact the manufacturing process for particleboard as well as requirements relating to the emission of volatile organic compounds which may require special equipment to be installed in manufacturing facilities; the Decorative Architectural Products segment is subject to laws and regulations relating to volatile organic compounds which may require, from time to time, the reformulation of paint products; and the Plumbing Products segment which is subject to restrictions on lead content in some of its plumbing products. Compliance with such laws and regulations could significantly affect product performance as well as production costs. The Company monitors applicable laws and regulations relating to the protection of the environment and worker health and safety, and incurs ongoing expense relating to compliance. Compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment and worker health and safety, is not expected to result in material capital expenditures by the Company or to have a material adverse effect on the Company’s earnings or competitive position.

•	The Company does not consider backlog orders to be material.

•	At December 31, 2008, the Company employed approximately 39,000 people. Satisfactory relations have generally prevailed between the Company and its employees.

Available Information

The Company’s website is www.masco.com. The Company’s periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. This Form 10-K is being posted on the Company’s website concurrently with its filing with the Securities and Exchange Commission. The Company will continue to post its periodic reports on Form 10-Q and its current reports on Form 8-K and any amendments to those documents to its website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on the Company’s website is not incorporated by reference into this Report on Form 10-K.

Item 1A. Risk Factors.

There are a number of business risks and uncertainties that have affected and may continue to affect our business. These risks and uncertainties have negatively impacted our current results and could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this Report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The effect on us of certain of these risk factors is discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our business, financial condition and results of operations. These risks and uncertainties include, but are not limited to, the following, which we consider to be most relevant to our specific business activities.

A significant portion of our business relies on home improvement and new home construction activity levels, both of which are experiencing a significant downturn.

A significant portion of our business relies on home improvement (including repair and remodeling) and new home construction activity levels, principally in North America and Europe. The new home construction market, which is cyclical in nature, is undergoing a significant downturn marked by declines in the demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. The oversupply of existing homes has been exacerbated by a growing number of home mortgage foreclosures, which is further contributing to downward pressure on home prices.

Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement businesses, the current economic decline is adversely affecting our home improvement businesses as well. Low levels of consumer confidence and the downward pressure on home prices have made it much more difficult for homeowners to make additional investments in existing homes, such as kitchen and bath remodeling projects. Further, recent disruptions in credit markets have limited the ability of consumers to finance home improvements.

Although we believe the long-term outlook for the home improvement and new home construction markets is favorable, we cannot provide any assurances that current market conditions will not deteriorate further and we cannot predict the timing or strength of a recovery in these markets. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

Continued disruption in the financial markets could harm our business.

We, our customers and end consumers rely on stable and efficient financial markets. The credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The disruptions in the financial markets have adversely affected, and could continue to adversely affect, our operations in a variety of ways. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers and could compromise the financial condition of our suppliers, which could result in non-performance by certain of our suppliers. In addition, our own borrowing costs are increasing and our access to capital markets may be reduced. In December 2008, our senior debt ratings were lowered by two credit rating agencies, including by one agency to below investment grade. As a result of the general deterioration in financial markets, as well as the lowering of our credit ratings, costs under our existing credit facilities have increased and may continue to increase, and it may become more difficult for us to obtain financing to fund operations or to refinance our existing debt obligations. Further, the dramatic deterioration in general economic conditions over the past several months has resulted in the decline in the value of our investments in debt and equity securities, including the assets held in our pension plans.

A prolonged economic downturn would reduce our financial resources and flexibility.

The valuation of assets on our balance sheet, particularly goodwill and other indefinite-lived intangible assets is largely dependent upon the expectations for future performance of our businesses. The reduced expectations of future performance have caused us to recognize impairment charges for certain long-lived assets, including goodwill, and a continuation of the adverse conditions in our markets may result in additional impairment charges and a reduction in our shareholders’ equity in the future.

Such a reduction in our shareholders’ equity and other adverse effects of a prolonged economic downturn on our results of operations and financial position would reduce our financial resources and flexibility and increase the relative impact on the Company of other developments that otherwise affect us.

We rely on key customers and may encounter conflicts within and between our distribution channels.

The size and importance of individual customers to our businesses has increased as customers in our major distribution channels have consolidated or exited the business. Larger customers can effect significant changes in their volume of purchases and can otherwise significantly affect the prices we receive for our products and services, our costs of doing business with them and the terms and conditions on which we do business. Further, as discussed above, during downturns in our markets, declines in the financial condition and creditworthiness of customers may impact the volume of our business, the credit risk involved and our terms of doing business with them. Sales of our home improvement and building products to home center retailers are substantial. In 2008, sales to our largest customer, The Home Depot, were $2.1 billion (approximately 21 percent of our consolidated net sales). Lowe’s is our second largest customer. In 2008, our sales to Lowe’s were less than 10 percent of our consolidated net sales. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe’s would have a material adverse effect on our business.

As some of our customers expand their markets and their targeted customers, conflicts between our existing distribution channels have occurred, and will continue to occur. In addition, we may undermine the business relationships we have with customers who purchase our products through traditional wholesale channels as we increase the amount of business we transact directly with our larger customers. In addition, our large retail customers are increasingly requesting product exclusivity, which may affect the products we can offer to other customers.

Our principal markets are highly competitive.

The major geographic markets for our products and services are highly competitive and, in recent years, competition has intensified significantly. Competition is further exacerbated during economic downturns. Home center retailers are increasing their purchases of products directly from manufacturers, particularly low-cost suppliers in Asia, for sale as private label and house brand merchandise. Also, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly turning their marketing efforts directly toward professional contractors and installers. We believe that competition in our industries is based largely on price, product and service quality, brand reputation, customer service and product features and innovation. Although the relative importance of such factors varies among customers and product categories, price is often a primary factor.

In addition to the challenges we are facing as a result of the current economic downturn, our ability to maintain our competitive positions in our markets and to grow our businesses depends to a large extent upon successfully maintaining our relationships with major customers, implementing growth strategies in our existing markets and entering new geographic markets, capitalizing on and strengthening our brand names, managing our cost structure, accommodating shorter life-cycles for our products and product development and innovation.

The cost and availability of materials and the performance of our supply chain affect our operating results.

It has been, and likely will continue to be, difficult for us to pass on to customers cost increases for commodities or other materials that are major components of our products or services. In addition, we may incur substantial costs as part of our strategy to hedge against price volatility of certain commodities we purchase and we may make commitments to purchase supplies at prices that subsequently exceed their market prices. Delays in adjusting, or in our inability to adjust, selling prices may be due to factors such as our existing arrangements with customers, competitive considerations and customer resistance to price increases. Further, when commodity prices decline, we receive pressure from our customers to reduce prices for our products and services. Changes in energy costs and certain commodities not only impact our production costs, but also the cost to transport our products.

We manufacture products in Asia and source products and components from third parties in Asia. The distances involved in these arrangements, together with differences in business practices, shipping and delivery requirements, the limited number of suppliers, and laws and regulations, have increased the difficulty of managing our supply chain, the complexity of our supply chain logistics and the potential for interruptions in our production scheduling.

We rely heavily or exclusively on outside suppliers for certain of our products or key components. If there is an interruption in these sources of supply, we may experience difficulty or delay in substituting alternatives and our business may be disrupted.

International political, monetary, economic and social developments affect our business.

Over 20 percent of our sales are derived outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally European euros and Great Britain pounds). In addition, we manufacture products in Asia and source products and components from third parties in Asia. Our international business faces risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws affecting activities of U.S. companies doing business abroad, including tax laws and laws regulating various business practices, also impact our international business. Our international operating results may be influenced, when compared to our North American results, in part due to relative economic conditions in the European markets and due to competitive pricing pressures on certain products. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period and in forecasting future performance.

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

We are subject to product safety regulations, recalls and direct claims for product liability, including putative class actions. Product liability claims can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. Also, we increasingly rely on other manufacturers to provide us with products or components for products that we sell. As a result of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

We have experienced putative class action lawsuits in recent years predicated upon claims for antitrust violations, product liability and wage and hour issues. We have generally denied liability and have vigorously defended these cases. However, even when there is no basis for imposing liability, such lawsuits are particularly costly to resolve due to their scope and complexity and the potentially significant exposure that is alleged.

Increasingly, homebuilders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers typically include the agreement to indemnify them against liability for the performance of our products or services or the performance of other products that we install. These claims, often asserted several years after completion of construction, frequently result in lawsuits against the homebuilders and many of their subcontractors, including us, and require us to incur defense costs even when our products or services are not the principal basis for the claims.

See Note U to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Government and industry responses to environmental and health and safety concerns could impact our capital expenditures and operating results.

Government regulations pertaining to health and safety (including protection of employees as well as consumers) and environmental concerns continue to emerge, domestically as well as internationally. In addition to having to comply with current requirements (including requirements that do not become effective until a future date), even more stringent requirements could be imposed on our industries in the future. Compliance with these regulations (such as the restrictions on lead content in plumbing products and on volatile organic compounds and formaldehyde emissions that are applicable to certain of our businesses) may require us to alter our manufacturing and installation processes and our sourcing. Such actions could adversely impact our operating results, and our ability to effectively and timely meet such regulations could adversely impact our competitive position.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented management.

To be successful, we must attract, develop and retain highly qualified and talented personnel in management, sales, marketing and product design and innovation and, as we consider entering new international markets, skilled personnel familiar with these markets. We compete with multinational firms for these employees and we invest significant resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect our competitive position and our operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below lists the Company’s principal North American properties for segments other than Installation and Other Services.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	16	19
Plumbing Products	24	7
Decorative Architectural Products	9	11
Other Specialty Products	14	6

Totals	63	43

Most of the Company’s North American manufacturing facilities range in size from single buildings of approximately 10,000 square feet to complexes that exceed 1,000,000 square feet. The Company owns most of its North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

In addition, the Company’s Installation and Other Services segment operates over 200 installation branch locations and over 60 distribution centers in the United States, most of which are leased.

The table below lists the Company’s principal properties outside of North America.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	6	15
Plumbing Products	18	20
Decorative Architectural Products	1	2
Other Specialty Products	8	1

Totals	33	38

Most of these international facilities are located in China, Denmark, Germany and the United Kingdom. The Company generally owns its international manufacturing facilities, none of which are subject to significant encumbrances, and leases its warehouse and distribution facilities.

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

Item 3. Legal Proceedings.

Information regarding legal proceedings involving the Company is set forth in Note U to the Company’s consolidated financial statements included in Item 8 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplementary Item. Executive Officers of the Registrant
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

			Executive
			Officer
Name	Position	Age	Since

Richard A. Manoogian	Executive Chairman	72	1962
Timothy Wadhams	President and Chief Executive Officer	60	2001
Donald J. DeMarie	Executive Vice President and Chief Operating Officer	46	2007
John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer	41	2005
William T. Anderson	Vice President – Controller	61	2008
Barry J. Silverman	Vice President, General Counsel and Secretary	59	2008
Charles F. Greenwood	Vice President – Human Resources	61	2008

Executive officers are elected annually by the Board of Directors. Each of the above executive officers has been employed in a managerial capacity with the Company for at least five years. Mr. DeMarie was elected Executive Vice President in July 2007 and became Chief Operating Officer in December 2007. He had previously served as Group President of the Company’s Installation and Other Services segment since 2003. He served as President and Chief Executive Officer of Masco Contractor Services and in other managerial roles since 1995. Mr. Sznewajs was elected to his current position in July 2007. He had previously served as Vice President and Treasurer since 2005 and Vice President – Business Development since 2003 and before that time served in various capacities in the Business Development Department from 1996 to 2003. Mr. Anderson has served as the Company’s Vice President – Controller since 2007. From 2005 to 2007, he served as Vice President-Controller, Corporate Accounting. From 2001 to 2004, Mr. Anderson served as Group Vice President for the Company. Mr. Silverman was elected Vice President, General Counsel and Secretary in 2008. He had previously served as Vice President – Associate General Counsel for the Company since 1995. Mr. Greenwood has served as Vice President – Human Resources of the Company since July 2007. Prior to 2007, Mr. Greenwood was the Company’s Director of Employee Relations since 1992.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which the Company’s common stock is traded. The following table indicates the high and low sales prices of the Company’s common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends
Quarter	High	Low	Declared

2008
Fourth	$18.04	$6.82	$.235
Third	22.00	13.50	.235
Second	21.14	15.16	.23
First	23.50	17.78	.23

Total			$.93

2007
Fourth	$25.28	$20.89	$.23
Third	29.00	22.65	.23
Second	31.58	26.26	.23
First	34.72	27.00	.23

Total			$.92

On February 10, 2009 there were approximately 6,000 holders of record of the Company’s common stock.

The Company expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors. Given the continued uncertainty in the global economic and financial markets, the Company will focus on liquidity preservation. As a result, the Company’s management is recommending to the Board of Directors that the quarterly dividend be reduced from $.235 per common share ($.94 per common share annually) to $.075 per common share ($.30 per common share annually).

Performance Graph

The table below sets forth a line graph comparing the cumulative total shareholder return on the Company’s common stock with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Index (“S&P 500”), (ii) The Standard & Poor’s Industrials Index (“S&P Industrials Index”) and (iii) the Standard & Poor’s Consumer Durables & Apparel Index (“S&P Consumer Durables & Apparel Index”), from December 31, 2003 through December 31, 2008, when the closing price of the Company’s common stock was $11.13. The graph assumes investments of $100 on December 31, 2003 in common stock of the Company and in each of these three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2003 in each of Masco common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and the reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
Masco	$100.00	$135.68	$115.03	$117.09	$88.28	$49.24
S&P 500 Index	$100.00	$110.74	$116.09	$134.21	$141.57	$89.82
S&P Industrials Index	$100.00	$117.82	$120.47	$136.32	$152.65	$92.50
S&P Consumer Durables & Apparel Index	$100.00	$123.57	$125.84	$133.59	$106.34	$70.64

In July 2007, the Company’s Board of Directors authorized the purchase of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise, replacing the May 2006 authorization. The Company continues to evaluate its share repurchase program in relation to its cash balances, cash flows and market conditions and has not repurchased any shares since July 2008 and does not anticipate further repurchases under current conditions. However, consistent with past practice, the Company anticipates repurchasing shares in 2009 to offset any dilution from long-term stock awards granted or stock options exercised as part of its compensation programs.

Item 6. Selected Financial Data.

	(Dollars In Millions, Except Per Common Share Data)
	2008	2007	2006	2005	2004

Net sales (1)	$9,600	$11,532	$12,499	$12,300	$11,505
Operating profit (1),(2),(3),(4),(5),(6)	$74	$1,054	$1,116	$1,618	$1,676
(Loss) income from continuing operations (1),(2),(3),(4),(5),(6)	$(382)	$494	$458	$925	$1,044
Per share of common stock:
(Loss) income from continuing operations:
Basic	$(1.08)	$1.34	$1.16	$2.19	$2.35
Diluted	$(1.08)	$1.32	$1.15	$2.15	$2.29
Dividends declared	$0.93	$0.92	$0.88	$0.80	$0.68
Dividends paid	$0.925	$0.91	$0.86	$0.78	$0.66
(Loss) income from continuing operations as a % of:
Net sales	(4)%	4%	4%	8%	9%
Shareholders’ equity (7)	(9)%	11%	9%	17%	19%
At December 31:
Total assets	$9,483	$10,907	$12,325	$12,559	$12,541
Long-term debt	$3,915	$3,966	$3,533	$3,915	$4,187
Shareholders’ equity	$2,846	$4,025	$4,471	$4,848	$5,423

(1)	Amounts exclude discontinued operations.

(2)	The year 2008 includes non-cash impairment charges for goodwill and other intangible assets aggregating $445 million after tax ($467 million pre-tax) and expense of $6 million after tax ($9 million pre-tax) regarding the Masco Contractor Services litigation settlement.

(3)	The year 2007 includes non-cash impairment charges for goodwill and other intangible assets aggregating $100 million after tax ($119 million pre-tax).

(4)	The year 2006 includes non-cash impairment charges for goodwill aggregating $317 million after tax ($317 million pre-tax) and income of $1 million after tax ($1 million pre-tax) regarding the Behr litigation settlement.

(5)	The year 2005 includes income of $4 million after tax ($6 million pre-tax) regarding the Behr litigation settlement.

(6)	The year 2004 includes income of $19 million after tax ($30 million pre-tax) regarding the Behr litigation settlement.

(7)	Based on shareholders’ equity as of the beginning of the year.

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

Executive Level Overview

The Company manufactures, distributes and installs home improvement and building products. These products are sold to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, home builders, distributors and other outlets for consumers and contractors.

During 2008, the Company experienced a significant decline in its markets, including a decline in new home construction of over 30 percent from 2007, as well as a continued decline in consumer spending for home improvement products. The Company’s net sales decreased 17 percent in 2008 from 2007 and the Company’s operating profit (as adjusted to exclude impairment charges for goodwill and other intangible assets, general corporate expense, net, gains on sale of fixed assets, net and 2008 charge for litigation settlement) declined to 7.2 percent of sales in 2008 from 11.7 percent of sales in 2007.

Factors that affect the Company’s results of operations include the levels of home improvement activity and new home construction principally in North America and Europe, the importance of and the Company’s relationships with key customers (including The Home Depot, which represented approximately 21 percent of the Company’s net sales in 2008), the Company’s ability to maintain its leadership positions in its U.S. and global markets in the face of increasing competition and the Company’s ability to effectively manage its overall cost structure, including the cost and availability of labor and materials. If the current market conditions, including the rate of consumer spending for home improvement products and new home construction, continue or deteriorate further, the Company’s results of operations would continue to be negatively impacted. The Company cannot provide any assurances that current market conditions affecting the home improvement and new home construction markets will not deteriorate further and the Company cannot predict the timing or strength of a recovery in these markets. The Company’s International businesses face political, monetary, economic and other risks that vary from country to country, as well as fluctuations in currency exchange rates. Further, the Company has financial commitments and investments in financial assets that are not readily marketable and that involve financial risk, particularly in the current uncertain economic and credit market conditions. In addition, product liability claims and other litigation could be costly. These and other factors are discussed in more detail in Item 1A “Risk Factors” of this Report.

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

Revenue Recognition and Receivables

The Company recognizes revenue as title to products and risk of loss is transferred to customers or when services are rendered. The Company records revenue for unbilled services performed based upon estimates of labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. Allowances for doubtful accounts receivable are maintained for estimated losses resulting from the inability of customers to make required payments. In addition, the Company monitors its customer receivable balances and the credit worthiness of its customers on an on-going basis. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. The Company’s bad debt expense was $41 million, $29 million and $16 million at December 31, 2008, 2007 and 2006, respectively.

In North America, the Company manufactures products (principally windows, doors and cabinets) and provides installation of insulation and other services to homebuilders. The Company’s bad debt expense related to homebuilders was $28 million, $23 million and $8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Financial Investments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy for measurement and disclosure of the fair value of financial instruments, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

Financial investments that are available to be traded on readily accessible stock exchanges (domestic or foreign) are considered to have active markets and have been valued using Level 1 inputs. Financial investments that are not available to be traded on a public market or have limited secondary markets, or contain provisions that limit the ability to sell the investment are considered to have inactive markets and have been valued using Level 2 or 3 inputs. The Company incorporated credit risk into the valuations of financial instruments by estimating the likelihood of non-performance by the counterparty to the applicable transactions. The estimate included the length of time relative to the contract, financial condition of the counterparty and current market conditions. The criteria for estimating if a market was active or inactive were based on the individual facts and circumstances.

The Company has maintained investments in available-for-sale securities and a number of private equity funds, which aggregated $101 million and $138 million, respectively, at December 31, 2008. Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. The fair value of the Company’s investments in available-for-sale securities is estimated using primarily Level 1 inputs. The fair value of the Company’s investment in Asahi Tec preferred stock is estimated using a discounted cash flow model (Level 3 input). If the Company changed the discount rate used in the fair value estimate by 100 basis points, the value of the Asahi Tec preferred stock would change by approximately four percent.

The Company records an impairment charge to earnings when an investment has experienced a decline in fair value that is deemed to be other-than-temporary. During 2008, the Company recognized non-cash, pre-tax impairment charges of $31 million related to its investment in TriMas common stock and $1 million related to its investment in Asahi Tec common stock.

In the past, the Company invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. At December 31, 2008, the Company’s investment in auction rate securities was $22 million; the Company has not increased its investment in auction rate securities since 2007. The fair value of auction rate securities is estimated based on a discounted cash flow model (Level 3 input). If the Company changed the discount rate used in the fair value estimate by 75 basis points, the value of the auction rate securities would change by approximately $1 million.

The Company’s investments in private equity funds and other private investments are carried at cost. It is not practicable for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine the fair value for each fund. These investments are evaluated quarterly for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate.

At December 31, 2008, the Company had investments in 17 venture capital funds, with an aggregate carrying value of $33 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2008, the Company also has investments in 29 buyout funds, with an aggregate carrying value of $105 million. The buyout funds invest in later-stage, established businesses and, other than the Heartland Industrial Partners Fund (“Heartland Fund”) which is primarily in the automotive and transportation sector, no buyout fund has a concentration in a particular sector.

Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. The timing of distributions from the funds, which depends on particular events related to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that is recorded from these investments can vary substantially from quarter to quarter. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

During 2008, as a result of the Company’s review of its private equity investments, the Company determined that the Heartland Fund was negatively impacted by the 2008 decline in North American automotive production and the expected continued decline in automotive production in 2009. In addition, five funds with limited exposure to the residential and commercial construction markets were negatively impacted by the 2008 decline in housing starts and the expected continued decline in 2009, as well as a slow-down in commercial construction; these conditions resulted in the impairment of certain investments within these five funds. During 2008, the Company recognized non-cash, pre-tax impairment charges aggregating $23 million related to these investments in private equity funds. Therefore, these six funds now have a carrying value of $43 million at December 31, 2008. If automotive production were to decline further than expected in 2009 or continue for a period of time at lower than normal historical production rates, the Heartland Fund could have an additional impairment charge in a range of $1-$5 million. The Company expects that a continued decline in the residential and commercial construction markets would not have a significant impact on the five private equity funds that recorded an impairment charge in 2008, as their remaining investments are diversified outside the residential and commercial construction sectors.

Goodwill and Other Intangible Assets

The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes the impairment testing of goodwill utilizing a discounted cash flow method. The Company selected the discounted cash flow methodology as the Company believes that it is comparable to what would be used by other market participants. The Company has defined its reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available.

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company generally develops these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated housing starts and repair and remodeling estimates for existing homes.

In 2008, for its reporting units that primarily sell to the new home construction market (including those in the Installation and Other Services segment), the Company utilized estimated housing starts growing from current levels to 1.55 million in 2013 (terminal growth year) and operating profit margins improving to approximate historical margins for those business units by 2013 (terminal growth year). The housing starts projections were obtained from independent industry sources and discounted by approximately ten percent. In 2007, the Company estimated housing starts growing from 1.0 million units in 2008 to 1.75 million units in 2012 (terminal growth year). In 2008 and 2007, the Company generally utilized its weighted average cost of capital (discount rate) of approximately nine percent to discount the estimated cash flows. Due to the market conditions in 2008, the Company increased the discount rate for certain of its reporting units, based upon a review of the current risks impacting its businesses.

In the fourth quarter of 2008, the Company estimated that future discounted cash flows projected for most of its reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no effect on the reported value of goodwill.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

In 2008, the Company recognized non-cash, pre-tax impairment charges for goodwill of $456 million ($438 million, after tax). The pre-tax impairment charges, related to three of the Company’s United Kingdom manufacturers and distributors, recorded in 2008 were as follows: Cabinets and Related Products segment – $59 million; Plumbing Products segment – $203 million; and Other Specialty Products segment – $143 million; these impairment charges reflect the anticipated long-term outlook for the reporting units, including declining demand for certain products, as well as decreased operating profit margins. The pre-tax impairment charge in the Installation and Other Services segment, related to a small installation service reporting unit in North America, was $51 million, and reflects a decline in the reporting unit’s anticipated long-term outlook.

A ten percent decrease in the estimated fair value of the Company’s reporting units at December 31, 2008 would have resulted in a Step Two Analysis and probable goodwill impairment for one reporting unit in the Cabinets and Related Products segment, one reporting unit in the Installation and Other Services segment and one reporting unit in the Other Specialty Products segment.

The Company reviews its other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In 2008, the Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $11 million ($7 million, after tax). The pre-tax impairment charges recorded in 2008 were as follows: Installation and Other Services segment – $1 million, and Other Specialty Products segment – $10 million.

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors. At December 31, 2008, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

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

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market. The Company measures compensation expense for stock awards at the market price of the Company’s common stock at the grant date. There was $155 million (eight million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2008, which was included as a reduction of common stock and retained earnings. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years, or immediately upon a grantee’s retirement. Pre-tax compensation expense for the annual vesting of long-term stock awards was $43 million for 2008.

Stock Options

Stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from options granted under the Company’s previous plan. Restoration stock options become exercisable six months from the date of grant.

The Company measures compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years. Pre-tax compensation expense for stock options was $36 million for 2008.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2008: risk-free interest rate – 3.25%, dividend yield – 4.96%, volatility factor – 32.00% and expected option life – 6 years. For SFAS No. 123R calculation purposes, the weighted average grant-date fair value of option shares, including restoration options, granted in 2008 was $3.72 per option share.

If the Company increased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2008 would increase 64 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2008 would decrease 69 percent.

Employee Retirement Plans

Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based upon vested years of service, and attributing those costs over the time period each employee works. Pension costs and obligations of the Company are developed from actuarial valuations. Inherent in these valuations are key assumptions regarding inflation, expected return on plan assets, mortality rates, compensation increases and discount rates for obligations and expenses. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions. Changes in assumptions used could result in changes to reported pension costs and obligations within the Company’s consolidated financial statements.

In 2008, the Company decreased its discount rate for obligations to an average of 6.10 percent from 6.25 percent. The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2008 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 7.50 percent to 2.25 percent, with the most significant portion of the liabilities having a discount rate for obligations of 6.00 percent or higher. The assumed asset return was primarily 8.00 percent, reflecting the expected long-term return on plan assets.

The Company’s net underfunded amount for its qualified defined-benefit pension plans, the difference between the projected benefit obligation and plan assets, increased to $344 million at December 31, 2008 from $114 million at December 31, 2007, primarily due to a decline in asset values; in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”), the underfunded amount has been recognized on the Company’s consolidated balance sheets at December 31, 2008 and 2007. Qualified domestic pension plan assets in 2008 had a net loss of approximately 33 percent compared to average losses of 25 percent for the corporate funds universe within the Independent Consultant Cooperative.

The Company’s projected benefit obligation for its unfunded non-qualified defined-benefit pension plans was $147 million at December 31, 2008 compared with $138 million at December 31, 2007; in accordance with SFAS No. 158, the unfunded amount has been recognized on the Company’s consolidated balance sheets at December 31, 2008 and 2007.

The Company expects pension expense for its qualified defined-benefit pension plans to be $49 million in 2009 compared with $14 million in 2008. If the Company assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2009 pension expense would increase by $7 million. The Company expects pension expense for its non-qualified defined-benefit pension plans to be $12 million in 2009 compared with $13 million in 2008.

Given the significant market decline in asset values for the Company’s qualified defined benefit pension plans, the Company has several funding options and credits available and anticipates that it will be required to increase its funding to meet ERISA requirements by between $16 million and $35 million in 2009.

Income Taxes

The Company has considered potential sources of future taxable income in determining the amount of a valuation allowance against its deferred tax assets at December 31, 2008. Should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in the Company’s effective tax rate.

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

The majority of the Company’s business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company’s revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based upon the professional knowledge and experience of management and its legal counsel. When estimates of the Company’s exposure for lawsuits and pending or asserted claims meet the criteria for recognition under SFAS No. 5, amounts are recorded as charges to earnings. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments. See Note U to the Company’s consolidated financial statements for information regarding certain legal proceedings involving the Company.

Corporate Development Strategy

In past years, acquisitions have enabled the Company to build strong positions in the markets it serves and have increased the Company’s importance to its customers. The Company’s more recent focus includes the rationalization of its business units, including consolidations, as well as pursuing synergies among the Company’s business units. The Company expects to maintain a more balanced growth strategy with emphasis on organic growth and fewer acquisitions with increased emphasis on cash flow and return on invested capital. As part of its strategic planning, the Company continues to review all of its businesses to determine which businesses may not be core to the Company’s long-term growth strategy.

During 2008, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition. In separate transactions, the Company completed the sale of three business units in Europe, including two in the Plumbing Products segment and one in the Other Specialty Products segment. The Company recorded an impairment of assets related to these discontinued operations which primarily included the write-down of goodwill of $24 million and other assets of $21 million. The Company recognized a net gain of $3 million in 2008, primarily related to the 2008 discontinued operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the business units which were sold in 2008, 2007 and 2006, as discontinued operations. There were no businesses held for sale at December 31, 2008. See Note B to the consolidated financial statements for more information.

During 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows the Company to expand the products and services it offers to its customers, had annual sales of over $40 million. The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The aggregate net purchase price for this acquisition was $20 million and included cash of $18 million and future cash payments of $2 million.

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

Maintaining high levels of liquidity and cash flow are among the Company’s financial strategies. The Company’s total debt as a percent of total capitalization increased to 58 percent at December 31, 2008 from 50 percent at December 31, 2007. The increase is primarily due to the decline in shareholders’ equity due to share repurchases, the decline in the fair value of pension assets, the effect of currency translation and the net loss (including impairment charges for goodwill and other intangible assets) in 2008.

Bank credit lines are maintained to provide for the availability of funds. At December 31, 2008, the Company had a $2.0 billion Five-Year Revolving Credit Agreement with a group of banks syndicated in the United States and internationally, which expires in February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company. At December 31, 2008, there are no amounts outstanding under the Five-Year Revolving Credit facility and there are no current plans to utilize this facility. In light of the recent financial market turmoil, the Company has confirmed with JPMorgan Chase Bank, the agent for this facility, that the obligations of Merrill Lynch and Wachovia Bank, as participating lenders under this facility, have been assumed by Bank of America and Wells Fargo Bank, respectively, in connection with the completion of the transactions to combine these entities. Both Bank of America and Wells Fargo Bank were already participating lenders under the Company’s credit facility.

The Five-Year Revolving Credit Agreement, as amended, contains limitations on additional borrowings, related to the debt to total capitalization requirements; at December 31, 2008, the Company had additional borrowing capacity, subject to availability, of up to $284 million. The Five-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; at December 31, 2008, the Company’s net worth exceeded such requirement by $29 million. Based on the credit agreement, the net worth covenant is adjusted on an annual basis. On a pro forma basis, as of January 1, 2009, the Company’s net worth, including the minority interest reclassification of $135 million (upon adoption of SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB No. 51,”) would have exceeded the requirement by approximately $980 million. In addition, at January 1, 2009, the Company could borrow approximately $480 million or absorb a reduction to shareholders’ equity of approximately $300 million and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Five-Year Revolving Credit Agreement, there must not be any defaults in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, in each case since December 31, 2003, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all debt covenants at December 31, 2008 and 2007.

A credit rating agency (i.e., Moody’s or Standard and Poor’s) is an entity that assigns credit ratings for issuers of certain types of debt obligations. In December 2008, one rating agency reduced the credit rating on the Company’s debt to below investment grade. As a result, the Zero Coupon Convertible Senior Notes (“Notes”) are convertible on demand and the balance of $54 million has been classified as short-term debt at December 31, 2008. The Company does not anticipate conversion of the Notes since, based on the terms, it would not currently be profitable for holders of the Notes to exercise the option to convert the Notes. Also, as a result of the downgrade, the costs related to the Five-Year Revolving Credit Agreement will be higher.

As a result of the general deterioration in global economic and financial market conditions, as well as the lowering of the Company’s credit ratings, it may become difficult to obtain financing to fund operations or to refinance the Company’s existing debt obligations.

The Company had cash and cash investments of $1 billion at December 31, 2008 principally as a result of strong cash flows from operations.

The Company’s cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While the Company attempts to diversify these investments in a prudent manner to minimize risk, it is possible that the recent global turmoil in the financial markets could result in failures of additional financial institutions or other events and thereby affect the security or availability of these investments.

The Company has maintained investments in available-for-sale and marketable securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future capital tax losses. The Company determined that the longer maturity of private equity funds would be advantageous to the Company and complement the Company’s investment in more liquid available-for-sale and marketable securities to balance risk. Since the Company has significantly reduced its capital tax losses in part by generating capital gains from investments and other sources, the Company has and will continue to reduce its investments in long-term financial assets.

In 2008, the Company increased its quarterly common stock dividend two percent to $.235 per common share. Given the continued uncertainty in the global economic and financial markets, the Company will focus on liquidity preservation. As a result, the Company’s management is recommending to the Board of Directors that the quarterly dividend be reduced from $.235 per common share ($.94 per common share annually) to $.075 per common share ($.30 per common share annually).

During 2008, the Company retired $100 million of 5.75% notes due October 15, 2008, the scheduled maturity date. The Company has no further scheduled maturities of its long-term indebtedness until March 2010 when $300 million of its Floating Rate Notes become due.

The Company’s working capital ratio was 2.1 to 1 and 2.0 to 1 at December 31, 2008 and 2007, respectively.

During 2004, the Company entered into two interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. In 2008, the Company terminated these interest rate swap agreements covering a notional amount of $850 million of the Company’s fixed-rate debt due July 15, 2012 with an interest rate of 5.875%, and received cash of $16 million. These swap agreements were accounted for as fair value hedges and were considered 100 percent effective. The gain of $16 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

The Company, including certain European operations, has entered into foreign currency forward contracts to manage exposure to currency fluctuations, primarily related to the European euro and the U.S. dollar. At December 31, 2008, the Company had also entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2008	2007	2006

Net cash from operating activities	$797	$1,270	$1,208
Proceeds from disposition of:
Businesses, net of cash disposed	179	45	160
Property and equipment	1	45	16
Proceeds from financial investments, net	58	108	165
Proceeds from settlement of swaps	16	—	—
Issuance of Company common stock	—	60	28
Tax benefit from stock-based compensation	3	19	18
Acquisition of businesses, net of cash acquired	(21)	(203)	(28)
Cash dividends paid	(336)	(347)	(349)
Capital expenditures	(200)	(248)	(388)
(Decrease) increase in debt, net	(133)	(881)	151
Purchase of Company common stock	(160)	(857)	(854)
Dividends paid to minority interest	(22)	(13)	(10)
Effect of exchange rates on cash and cash investments	(46)	47	18
Other, net	(30)	(81)	(47)

Cash increase (decrease)	$106	$(1,036)	$88

The Company’s cash and cash investments increased $106 million to $1,028 million at December 31, 2008, from $922 million at December 31, 2007.

Net cash provided by operations of $797 million consisted primarily of net (loss) adjusted for non-cash and certain other items, including depreciation and amortization expense of $238 million, net loss on disposition of businesses of $38 million, a $467 million charge for the impairment of goodwill and other intangible assets, a $58 million charge for the impairment of financial investments and other non-cash items, including stock-based compensation expense, amortization expense related to in-store displays and interest expense on the Zero Coupon Convertible Senior Notes, as well as a net decrease in working capital of $161 million.

The Company continues to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 50 days at December 31, 2008 compared with 49 days at December 31, 2007, and days sales in inventories were 48 days at both December 31, 2008 and 2007. Accounts payable days were 43 days at both December 31, 2008 and 2007. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 14.7 percent and 15.4 percent at December 31, 2008 and 2007, respectively.

Net cash used for financing activities was $632 million, and included cash outflows of $336 million for cash dividends paid, $133 million for the retirement of notes and $160 million for the acquisition and retirement of nine million shares of Company common stock in open-market transactions.

At December 31, 2008, the Company had remaining Board of Directors’ authorization to repurchase up to an additional 32 million shares of its common stock in open-market transactions or otherwise. The Company continues to evaluate the requirements for reinvestment in the business, working capital, common stock dividends and common stock repurchases in relation to its cash balances, cash flows, financial resources and financial market conditions. The Company believes that its present cash balance and cash flows from operations are sufficient to fund its near-term working capital and other investment needs. The Company believes that its longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Further, in connection with this review, given the turmoil in the financial markets and challenging new home construction and home improvement markets, the Company has not repurchased any shares since July 2008 and does not anticipate further repurchases under current conditions. However, consistent with past practice, the Company anticipates repurchasing shares in 2009 to offset any dilution from long-term stock awards granted or stock options exercised as part of its compensation programs.

Net cash used for investing activities was $13 million, and included $200 million for capital expenditures and $21 million for acquisitions. Cash provided by investing activities included primarily $179 million of net proceeds from the disposition of businesses and $58 million from the net sale of financial investments.

The Company invests in automating its manufacturing operations to increase its productivity to improve customer service and to support new product innovation. Capital expenditures for 2008 were $200 million, compared with $248 million for 2007 and $388 million for 2006; for 2009, capital expenditures, excluding any potential 2009 acquisitions, are expected to approximate $175 million. Depreciation and amortization expense for 2008 totaled $238 million, compared with $248 million for 2007 and $244 million for 2006; for 2009, depreciation and amortization expense, excluding any potential 2009 acquisitions, is expected to approximate $230 million. Amortization expense totaled $17 million, $20 million and $14 million in 2008, 2007 and 2006, respectively.

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

Sales and Operations

Net sales for 2008 were $9.6 billion, representing a decrease of 17 percent from 2007. Excluding results from acquisitions and the effect of currency translation, net sales decreased 18 percent compared with 2007. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months
	Ended December 31
	2008	2007

Net sales, as reported	$9,600	$11,532
– Acquisitions	(77)	—

Net sales, excluding acquisitions	9,523	11,532
– Currency translation	(76)	—

Net sales, excluding acquisitions and the effect of currency	$9,447	$11,532

Net sales for 2008 were adversely affected by an accelerating decline in the new home construction market, which reduced sales volume by approximately ten percent compared to 2007. Economic conditions remain difficult in the new home construction market as full-year 2008 housing starts have declined over 30 percent to 900,000 from 2007. Net sales for 2008 were also negatively affected by a continued decline in consumer spending for home improvement products, which contributed to lower sales volume, reducing net sales by approximately six percent compared to 2007. Such declines were partially offset by net selling price increases of approximately one percent compared to 2007.

The Company’s International operations have also been adversely affected by global deterioration in consumer spending for home improvement products and new home construction. Net sales volume of the Company’s International products declined in local currencies and reduced consolidated net sales by approximately three percent compared to 2007. A weaker U.S. dollar had a positive effect on the translation of local currencies of European operations and increased sales by one percent compared to 2007.

The Company’s gross profit margins were 24.8 percent, 27.3 percent and 27.5 percent in 2008, 2007 and 2006, respectively. The decrease in the 2008 and 2007 gross profit margins reflects declining sales volume and the related under-absorption of costs, which more than offset net selling price increases and the benefits associated with the Company’s business rationalizations and other initiatives.

Selling, general and administrative expenses as a percent of sales were 19.1 percent in 2008 compared with 17.2 percent in 2007 and 16.1 percent in 2006. Selling, general and administrative expenses as a percent of sales in 2008 reflect lower sales volume and increased bad debt and litigation expense, as well as increased plant closure costs. The year 2007 includes increased severance costs, increased bad debt expense and increased system implementation costs, which, on a combined basis, increased $36 million or .3 percent of sales compared to 2006.

Operating profit in 2008, 2007 and 2006 includes $83 million, $79 million and $47 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. Operating profit in 2008, 2007 and 2006 includes $467 million, $119 million and $317 million, respectively, of impairment charges for goodwill and other intangible assets. Operating profit in 2008 and 2006 includes $(9) million and $1 million of (charges) income regarding the Masco Contractor Services and Behr litigation settlements, respectively. Operating profit margins, as reported, were .8 percent, 9.1 percent and 8.9 percent in 2008, 2007 and 2006, respectively. Operating profit margins, excluding the items above, were 6.6 percent, 10.9 percent and 11.8 percent in 2008, 2007 and 2006, respectively.

Operating profit margins in 2008 were adversely affected by an accelerating decline in new home construction and a continued decline in consumer spending in North American and International markets, both of which negatively impacted the sales volume in each of the Company’s segments and negatively impacted operating profit margins by approximately two percentage points compared to 2007. Operating profit margins in 2007 were adversely affected by a continuing decline in new home construction and a moderation in consumer spending in North America, both of which negatively impacted the sales volume of installation and other services, cabinets and windows and doors; such sales volume declines negatively impacted operating profit margin by approximately two percentage points compared to 2006. Operating profit margins in 2006 were negatively affected by an accelerating decline in the new home construction market and a moderation in consumer spending for certain “big ticket” home improvement items, such as cabinets, in the last half of 2006, as well as the continuing negative impact of higher commodity costs partially offset by certain selling price increases.

Other Income (Expense), Net

During 2008 the Company recognized non-cash, pre-tax impairment charges aggregating $58 million primarily related to financial investments in TriMas common stock ($31 million), Asahi Tec common stock ($1 million), private equity funds ($23 million) and other investments ($3 million).

Other, net, for 2008 included $3 million of realized losses, net, from the sale of marketable securities and $4 million of income from other investments, net. Other, net, for 2008 also included realized currency losses of $31 million and other miscellaneous items.

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

Interest expense was $228 million, $258 million and $240 million in 2008, 2007 and 2006, respectively. The decrease in interest expense in 2008 is primarily due to lower interest rates and the retirement of higher fixed-rate debt in 2007 and 2008. The increase in interest expense in 2007 is primarily due to increasing interest rates and the issuance of higher interest rate debt of 6.125% notes in October 2006 and floating-rate notes and 5.85% notes in March 2007. These debt issuances were in consideration of the 2007 debt payments.

(Loss) Income and (Loss) Earnings Per Common Share from Continuing Operations

(Loss) income and diluted (loss) earnings per common share from continuing operations for 2008 were $(382) million and $(1.08) per common share, respectively. Income and diluted earnings per common share from continuing operations for 2007 were $494 million and $1.32 per common share, respectively. Income and diluted earnings per common share from continuing operations for 2006 were $458 million and $1.15 per common share, respectively. (Loss) income from continuing operations for

2008 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $467 million ($445 million or $1.26 per common share, after tax). Income from continuing operations for 2007 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $119 million ($100 million or $.27 per common share, after tax). Income from continuing operations for 2006 included non-cash, pre-tax impairment charges for goodwill of $317 million ($317 million or $.79 per common share, after tax).

The Company’s effective tax rate for the loss from continuing operations was 63 percent in 2008 and for income from continuing operations was 39 percent and 46 percent in 2007 and 2006, respectively. The Company’s effective tax rate for income from continuing operations, excluding the impairment charges for goodwill and other intangible assets, was 60 percent, 36 percent and 34 percent in 2008, 2007 and 2006, respectively. The increase in the effective tax rate for 2008 reflects the additional U.S. tax on a repatriation of low-taxed earnings from certain foreign subsidiaries in order to utilize the Company’s foreign tax credit carryforward by December 31, 2008, combined with a decrease in the Company’s 2008 pre-tax income.

Outlook for the Company

Business conditions remain difficult in the Company’s markets. The Company experienced a further significant reduction in sales of its products and services in the fourth quarter of 2008, which has continued into early 2009. Housing starts declined over 30 percent to 900,000 in 2008 from 2007. The Company estimates that 2009 housing starts will decline approximately 35 percent to a range of 550,000 to 600,000 units. The Company anticipates that consumer spending for home improvement products and demand for certain of the Company’s International products will continue to decline in the near-term.

Although the Company is confident that the long-term fundamentals for the new home construction and home improvement markets are positive, the Company expects that market conditions will be extremely challenging over the next several quarters, given the continued uncertainty in the global economic and financial markets. Accordingly, the Company will focus on liquidity preservation to ensure its ability to fund its business operations, growth opportunities that may arise and a relatively modest debt maturity due in early 2010.

The Company believes that its financial position (including cash of over $1 billion at December 31, 2008, and its ability to generate cash flow) together with its current strategy of investing in leadership brands, innovative growth and flexible and scalable supply chains, will allow the Company to drive long-term growth and create value for our shareholders.

Business Segment and Geographic Area Results

The following table sets forth the Company’s net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

					Percent Change
					2008	2007
					vs.	vs.
		2008	2007	2006	2007	2006

Net Sales:
Cabinets and Related Products		$2,276	$2,829	$3,286	(20)%	(14)%
Plumbing Products		3,118	3,391	3,248	(8)%	4%
Installation and Other Services		1,861	2,615	3,158	(29)%	(17)%
Decorative Architectural Products		1,629	1,768	1,710	(8)%	3%
Other Specialty Products		716	929	1,097	(23)%	(15)%

Total		$9,600	$11,532	$12,499	(17)%	(8)%

North America		$7,482	$9,271	$10,537	(19)%	(12)%
International, principally Europe		2,118	2,261	1,962	(6)%	15%

Total		$9,600	$11,532	$12,499	(17)%	(8)%

	2008	2008 (B)	2007	2007 (B)	2006	2006 (B)

Operating Profit (Loss): (A)
Cabinets and Related Products	$4	$63	$336	$336	$122	$438
Plumbing Products	94	297	264	333	275	276
Installation and Other Services	(46)	6	176	176	344	344
Decorative Architectural Products	299	299	384	384	374	374
Other Specialty Products	(124)	29	67	117	203	203

Total	$227	$694	$1,227	$1,346	$1,318	$1,635

North America	$493	$555	$1,008	$1,127	$1,417	$1,428
International, principally Europe	(266)	139	219	219	(99)	207

Total	227	694	1,227	1,346	1,318	1,635
General corporate expense, net	(144)	(144)	(181)	(181)	(203)	(203)
Gains on sale of corporate fixed assets, net	—	—	8	8	—	—
(Charge) income regarding litigation settlement	(9)	(9)	—	—	1	1

Total operating profit (loss)	$74	$541	$1,054	$1,173	$1,116	$1,433

	2008	2008 (B)	2007	2007 (B)	2006	2006 (B)

Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	.2%	2.8%	11.9%	11.9%	3.7%	13.3%
Plumbing Products	3.0%	9.5%	7.8%	9.8%	8.5%	8.5%
Installation and Other Services	(2.5)%	.3%	6.7%	6.7%	10.9%	10.9%
Decorative Architectural Products	18.4%	18.4%	21.7%	21.7%	21.9%	21.9%
Other Specialty Products	(17.3)%	4.1%	7.2%	12.6%	18.5%	18.5%
North America	6.6%	7.4%	10.9%	12.2%	13.4%	13.6%
International, principally Europe	(12.6)%	6.6%	9.7%	9.7%	(5.0)%	10.6%
Total	2.4%	7.2%	10.6%	11.7%	10.5%	13.1%
Total operating profit margin, as reported	.8%	N/A	9.1%	N/A	8.9%	N/A

(A)	Before general corporate expense, net, gains on sale of corporate fixed assets, net, (charge) income regarding the 2008 Masco Contractor Services litigation settlement (related to the Installation and Other Services segment) and the 2006 Behr litigation settlement (related to the Decorative Architectural Products segment).

(B)	Excluding impairment charges for goodwill and other intangible assets. The 2008 impairment charges for goodwill and other intangible assets were as follows: Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million. The 2007 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products – $69 million; and Other Specialty Products – $50 million. The 2006 impairment charges for goodwill were as follows: Cabinets and Related Products – $316 million; and Plumbing Products – $1 million.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, gains on sale of corporate fixed assets, net, (charge) income regarding litigation settlements, and impairment charges for goodwill and other intangible assets in 2008, 2007 and 2006.

Business Rationalizations and Other Initiatives

Over the past several years, the Company has been focused on the strategic rationalization of its businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. For the year ended December 31, 2008, the Company incurred net costs and charges of $83 million pre-tax related to these initiatives. Based on current plans, the Company anticipates costs and charges related to the Company’s business rationalizations and other initiatives to approximate $44 million in 2009. The Company continues to evaluate its businesses and may implement additional rationalization programs based on changes in the Company’s markets which could result in further costs and charges.

For the year ended December 31, 2007, the Company incurred net costs and charges of $79 million related to business rationalizations, net of an $8 million gain from the sale of fixed assets. During 2006, the Company incurred $39 million pre-tax of costs and charges (primarily accelerated depreciation and severance expense) related to a plant closure and other profit improvement programs in the Plumbing Products segment. In addition, in 2006, the Company incurred $8 million pre-tax of costs and charges (including the write-down of inventories and accelerated depreciation) related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility in the Cabinets and Related Products segment.

Cabinets and Related Products

Net sales of Cabinets and Related Products decreased in 2008 primarily due to a decline in sales volume of cabinets in the new home construction market and lower sales volume of cabinets in the North American retail market, as well as a less favorable product mix, which combined to reduce sales in this segment by approximately 16 percent compared to 2007. Net sales in this segment were also negatively impacted by lower local currency sales volume of International operations, which reduced sales in this segment by approximately five percent compared to 2007. Net sales in this segment decreased in 2007 primarily due to a decline in sales volume of cabinets in the new home construction market, which reduced sales in this segment by 11 percent compared to 2006. A decline in net sales of ready-to-assemble cabinets reduced sales in this segment by five percent in 2007 compared to 2006. A weaker U.S. dollar had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by one percent in 2008 compared to 2007 and increased sales by two percent in 2007 compared to 2006. Net sales in this segment in 2006 were affected primarily by lower sales of ready-to-assemble cabinets in North America and Europe, which more than offset certain selling price increases and sales volume increases of assembled cabinets in North America in the first half of 2006.

Operating profit margins in the Cabinets and Related Products segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs and a less favorable product mix which reduced operating profit margins by approximately six percentage points compared to 2007, as well as increased plant closure and system implementation costs. In 2008, operating profit margins were also negatively affected by lower results of International operations included in this segment, which reduced operating profit margins by approximately two percentage points compared to 2007. In 2007, operating profit margins in this segment were negatively affected by the decline in sales volume, which reduced operating profit margins by approximately three percentage points, as well as increased start-up costs and the under-utilization of two new plants in this segment, and increased severance costs. Such declines were partially offset by a gain on the sale of a manufacturing facility of $8 million and benefits associated with business rationalizations and other initiatives. In 2006, operating profit margins in this segment were negatively affected by a decline in sales volume in the last half of the year, as well as increased commodity, freight and plant start-up costs and lower results of International operations, offset in part by selling price increases. In 2006, operating profit margins in this segment were also negatively affected by $8 million of costs and charges related to the closure of a relatively small ready-to-assemble cabinet manufacturing facility.

Plumbing Products

Net sales of Plumbing Products decreased in 2008 primarily due to lower sales volume to North American retailers and wholesalers, which reduced sales by approximately ten percent compared to 2007. Reflecting the weakened global economy, net sales in this segment were also negatively impacted by lower local currency sales volume of International operations, which reduced sales in this segment by approximately four percent compared to 2007. Such declines were partially offset by net selling price increases, which increased sales by approximately three percent compared to 2007. Net sales in this segment increased in 2007 and 2006 primarily due to increased sales volume of certain International operations, which increased sales in this segment by three percent in 2007 compared to 2006. In 2007, increased selling prices also increased sales in this segment by three percent compared to 2006. These results were partially offset by declining sales volume to North American retail and wholesale customers, which reduced sales in this segment by four percent in 2007 compared to 2006. A weaker U.S. dollar also had a positive effect on the translation of local currencies of International operations included in this segment and increased sales by two percent in 2008 compared to 2007 and increased sales by four percent in 2007 compared to 2006.

Operating profit margins in the Plumbing Products segment in 2008 were negatively affected by the decline in North American and International sales volume, which reduced operating profit margins by approximately one percentage point compared to 2007. Such declines were partially offset by net selling price increases. Operating profit margins in this segment in 2007 were negatively affected by increased commodity costs in early 2007, which reduced operating profit margins by approximately two percentage points compared to 2006. Such declines were offset by selling price increases and the reduction of certain variable expenses, as well as lower rationalization costs. In 2006, operating profit margins in this segment were negatively affected by increased commodity costs, as well as a less favorable product mix and declining sales volume to certain retail customers.

Installation and Other Services

Net sales of Installation and Other Services decreased in 2008 primarily due to significantly lower sales volume related to the accelerating decline in the new home construction market which declined over 30 percent in 2008 compared to 2007, as well as lower selling prices (related to material price decreases). Net sales in this segment decreased in 2007 primarily due to lower sales volume related to the continued slowdown in the new home construction market, which reduced sales in this segment by 20 percent compared to 2006 and declines in selling prices, partially offset by acquisitions which increased sales in this segment by six percent compared to 2006. Net sales in this segment in 2006 were affected primarily by increased sales volume of non-insulation products and selling price increases in the first half of 2006.

Operating profit margins in the Installation and Other Services segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs, as well as decreased selling prices and increased bad debt expense, which decreased operating profit margins by approximately seven percentage points. Such declines were partially offset by material price decreases. Operating profit margins in this segment were lower in 2007 primarily due to lower sales volume and the related under-absorption of fixed costs, which decreased operating profit margins in this segment by approximately three percentage points compared to 2006, and lower selling prices. The year 2007 also included increased bad debt expense, increased severance and location closure costs and increased system implementation expenses, which, on a combined basis, reduced operating profit margin in this segment by one percentage point compared to 2006. Partially offsetting these declines were reductions in material costs, as well as benefits associated with the business rationalizations and other initiatives. In 2006, the operating profit margins in this segment reflect increased sales volume of generally lower-margin, non-insulation products, as well as operating costs to support the segment’s growth in non-insulation products, new product development and technology initiatives.

The Installation and Other Services segment continues to rationalize its footprint and portfolio of products.

Decorative Architectural Products

Net sales of Decorative Architectural Products decreased in 2008, primarily due to lower retail sales volume of paints and stains and builders’ hardware, which more than offset selling price increases. Net sales in this segment increased in 2007 primarily due to higher retail sales volume from new product introductions of paints and stains, which increased sales in this segment by four percent compared to 2006, which was partially offset by sales declines related to builder’s hardware. Net sales in this segment in 2006 were affected primarily by selling price increases of paints and stains.

Operating profit margins in the Decorative Architectural Products segment in 2008 were negatively affected by lower sales volume of paints and stains and builders’ hardware, increasing material costs throughout 2008 and program costs for builders’ hardware, which more than offset the effect of selling price increases. Operating profit margins in this segment in 2007 primarily reflect increased sales volume of paints and stains, offset by increased advertising expenses. In 2006, operating profit margins in this segment reflect increased selling prices of paints and stains, which partially offset commodity cost increases experienced in late 2004 and during 2005.

Other Specialty Products

Net sales of Other Specialty Products decreased primarily due to lower sales volume of windows and doors, resulting from the accelerating decline in the new home construction market, as well as a decline in the home improvement market in this segment, particularly in the Western United States, which decreased sales in this segment by approximately 18 percent in 2008 compared to 2007 and approximately 14 percent in 2007 compared to 2006. Net sales in this segment were also negatively impacted by lower local currency sales volume of International operations, which reduced sales in this segment by approximately two percent compared to 2007, due to the decline in the United Kingdom markets. A stronger U.S. dollar, particularly in the fourth quarter, had a negative effect on the translation of local currencies of International operations included in this segment and decreased sales by one percent in 2008 compared to 2007 and a weaker U.S. dollar increased sales by two percent in 2007 compared to 2006.

Operating profit margins in the Other Specialty Products segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs, which decreased operating profit margins by approximately seven percentage points compared to 2007, as well as increased plant closure costs. Operating profit margins were also negatively affected by lower results of International operations, which reduced operating profit margins by approximately two percentage points compared to 2007. Operating profit margins in this segment declined in 2007 due to lower sales volume of windows and doors in the new home construction market, which decreased operating profit margins by approximately three percentage points compared to 2006, and lower results of International operations, which reduced operating profit margins by approximately two percentage points compared to 2006. Operating profit margins in this segment in 2006 reflected lower sales volume of windows and doors, which offset improved International operating results.

Geographic Area Results Discussion

North America

Net sales from North American operations decreased in 2008 and 2007 primarily due to the accelerating decline in the new home construction market and the continued decline in consumer spending for home improvement products. North American net sales in 2008 were negatively affected by lower sales volume of installation and other services, cabinets and windows and doors in the new home construction market which decreased sales from North American operations by approximately 13 percent in 2008 compared to 2007. In addition, North American net sales were negatively affected by lower retail sales volume of cabinets, plumbing products, paints and stains and builder’s hardware, which aggregated to a net decrease in North American sales of approximately eight percent in 2008 compared to 2007. North American sales in 2007 were negatively affected by lower sales volume of installation and other services, cabinets and windows and doors in the new home construction market which decreased sales from North American operations by 11 percent compared to 2006. In addition, North American net sales were negatively affected by lower retail sales volume of certain products, partially offset by increased retail sales volume of paint and stains, which aggregated a net decrease to sales from North American operations of one percent in 2007 compared to 2006. Net sales from North American operations in 2006 reflect relatively stronger market conditions in the first half of 2006, as well as increased selling prices.

The declines in operating profit margins from North American operations in 2008 and 2007 are primarily due to accelerating declines in new home construction and consumer spending, which negatively impacted the sales volume of the Company’s products and decreased operating profit margins by approximately three percentage points in 2008 compared to 2007 and approximately two percentage points in 2007 compared to 2006. The declines in 2007 were partially offset by selling price increases, and the benefits associated with the Company’s business rationalizations and other initiatives. In 2006, the operating profit margins from North American operations reflected sales volume declines in the second half of 2006 of ready-to-assemble cabinets, windows and doors and the installation of insulation products, as well as increased commodity costs, partially offset by selling price increases.

International, Principally Europe

Net sales from International operations decreased in 2008 primarily due to lower sales volume of plumbing products and cabinets, which reduced sales from International operations in local currencies by approximately 13 percent compared to 2007. Such declines were partially offset by selling price increases, which increased sales from International operations by approximately two percent compared to 2007. Net sales from International operations increased in 2007 primarily due to increased sales volume of plumbing products which increased sales from International operations in local currencies by five percent compared to 2006. A weaker U.S. dollar had a positive effect on the translation of International results in 2008 and 2007, increasing International net sales by three percent in 2008 compared to 2007 and ten percent in 2007 compared to 2006. Net sales from International operations in 2006 reflect increased sales of plumbing products, as well as a weaker U.S. dollar which had a positive effect on the translation of European results.

Operating profit margins in 2008 were negatively affected by lower sales volumes and the related under-absorption of fixed costs, as well as increased severance and plant closure costs. Operating profit margins in 2007 were negatively affected by a less favorable product mix and material cost increases. Operating profit margins in 2006 were negatively affected by the lower operating results for European ready-to-assemble cabinets, which more than offset the positive effect of increased sales volume of plumbing products and improved operating results of other European operations.

Other Matters

Commitments and Contingencies

Litigation

Information regarding legal proceedings involving the Company is set forth in Note U to the consolidated financial statements.

Other Commitments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2008, commitments to contribute up to $42 million of additional capital to such funds, representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include claims made against builders by homeowners for issues relating to the Company’s products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items, including: the enforceability of trademarks; legal and environmental issues; and provisions for sales returns. The Company has never had to pay a material amount related to these indemnifications, and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2008, in millions:

	Payments Due by Period
	Less than	2-3	4-5	More than
	1 Year	Years	Years	5 Years	Other (D)	Total

Debt (A)	$71	$304	$1,088	$2,523	$—	$3,986
Interest (A)	224	435	356	1,013	—	2,028
Operating leases	94	107	58	67	—	326
Currently payable income taxes	5	—	—	—	—	5
Defined-benefit plans	43	89	98	278	—	508
Private equity funds (B)	14	14	14	—	—	42
Post-retirement obligations	1	1	2	4	—	8
Purchase commitments (C)	164	3	—	—	—	167
Unrecognized tax benefits, including interest and penalties (D)	7	—	—	—	99	106

Total	$623	$953	$1,616	$3,885	$99	$7,176

(A)	The Company assumed that all debt would be held to maturity, except for the Zero Coupon Convertible Senior Notes which have been classified as short-term debt at December 31, 2008. See Note L to the consolidated financial statements for more information.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated by the Company.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with unrecognized tax benefits, the Company is unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 related to non-financial assets and liabilities to January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 to financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant effect on the consolidated financial statements and the Company does not anticipate that the adoption of this pronouncement for non-financial assets and liabilities will have a significant effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. SFAS No. 160 is effective January 1, 2009, and requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS No. 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS No. 141R is effective for the Company, for any business combination that is completed subsequent to January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 is effective January 1, 2009 and the Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion to separately account for the liability and equity components. The adoption of FSP APB 14-1 is effective January 1, 2009 and retrospective application is required. The adoption of FSP APB 14-1 will result in the Company recognizing $1 million as a cumulative effect of accounting change, net as of January 1, 2007. The Company has determined that the adoption of FSP APB 14-1 would reduce basic and diluted (loss) earnings per common share from continuing operations before cumulative effect of accounting change, net by $.05 per common share for the year ended December 31, 2006, and would have no impact for the years ended December 31, 2008 and 2007.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that the Company’s unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective January 1, 2009 and retrospective application is required. The Company has determined that the impact of the adoption of FSP EITF 03-6-1 would (increase) decrease basic (loss) income from continuing operations before cumulative effect of accounting change, net and net (loss) income by $(.02) and $(.03) per common share, $.03 and $.03 per common share and $.02 and $.03 per common share, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company has also determined that the impact of the adoption of FSP EITF 03-6-1 would (increase) decrease diluted (loss) income from continuing operations before cumulative effect of accounting change, net and net (loss) income by $(.02) and $(.03) per common share, $.02 and $.01 per common share and $.02 and $.02 per common share, respectively, for the years ended December 31, 2008, 2007 and 2006.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures related to postretirement benefit plan assets to include disclosures concerning the Company’s investment policies for benefit plan assets and categories of plan assets. FSP FAS 132R-1 further expands the disclosure requirements to include fair value measurements of plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157 and any concentrations of risk related to the plan assets. The adoption of FSP FAS 132R-1 is effective for the year ended December 31, 2009, and the Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements and disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company has considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”.

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

The derivatives used by the Company for the year ended December 31, 2008 consist of two interest rate swap agreements entered into in 2004 for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt; in October 2008, the Company terminated the two interest rate swap agreements. The Company, including certain European operations, also entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the European euro and the U.S. dollar. At December 31, 2008, the Company had also entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies.

At December 31, 2008, the Company performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates or a 10 percent decline in the market value of the Company’s long-term investments. Based upon the analyses performed, such changes would not be expected to materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company’s consolidated financial statements and of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2008. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2008 and expressed an unqualified opinion on the Company’s 2008 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note S to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits in 2007. As discussed in Note N to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006. As discussed in Note O to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans effective December 31, 2006.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 17, 2009

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at December 31, 2008 and 2007

(In Millions, Except Share Data)
	2008	2007

ASSETS
Current Assets:
Cash and cash investments	$1,028	$922
Receivables	999	1,405
Inventories	941	1,126
Prepaid expenses and other	332	355

Total current assets	3,300	3,808
Property and equipment, net	2,136	2,367
Goodwill	3,371	3,938
Other intangible assets, net	299	323
Other assets	377	471

Total Assets	$9,483	$10,907

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$531	$714
Notes payable	71	122
Accrued liabilities	945	1,072

Total current liabilities	1,547	1,908
Long-term debt	3,915	3,966
Deferred income taxes and other	1,175	1,008

Total Liabilities	6,637	6,882

Commitments and contingencies
Shareholders’ Equity:
Common shares authorized: 1,400,000,000; issued and outstanding: 2008 – 351,400,000; 2007 – 358,900,000	351	359
Preferred shares authorized: 1,000,000; issued and outstanding: 2008 – None; 2007 – None	—	—
Retained earnings	2,162	2,969
Accumulated other comprehensive income	333	697

Total Shareholders’ Equity	2,846	4,025

Total Liabilities and Shareholders’ Equity	$9,483	$10,907

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2008, 2007 and 2006

(In Millions, Except Per Common Share Data)
	2008	2007	2006

Net sales	$9,600	$11,532	$12,499
Cost of sales	7,224	8,380	9,056

Gross profit	2,376	3,152	3,443
Selling, general and administrative expenses	1,835	1,979	2,010
Impairment charges for goodwill and other intangible assets	467	119	317

Operating profit	74	1,054	1,116

Other income (expense), net:
Interest expense	(228)	(258)	(240)
Impairment charges for financial investments	(58)	(22)	(101)
Other, net	1	92	116

	(285)	(188)	(225)

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net	(211)	866	891
Income taxes	132	335	406

(Loss) income from continuing operations before minority interest and cumulative effect of accounting change, net	(343)	531	485
Minority interest	39	37	27

(Loss) income from continuing operations before cumulative effect of accounting change, net	(382)	494	458
(Loss) income from discontinued operations, net	(9)	(108)	33
Cumulative effect of accounting change, net	–	–	(3)

Net (loss) income	$(391)	$386	$488

Earnings per common share:
Basic:
(Loss) income from continuing operations before cumulative effect of accounting change, net	$(1.08)	$1.34	$1.16
(Loss) income from discontinued operations, net	(.03)	(.29)	.08
Cumulative effect of accounting change, net	–	–	(.01)

Net (loss) income	$(1.11)	$1.05	$1.24

Diluted:
(Loss) income from continuing operations before cumulative effect of accounting change, net	$(1.08)	$1.32	$1.15
(Loss) income from discontinued operations, net	(.03)	(.29)	.08
Cumulative effect of accounting change, net	–	–	(.01)

Net (loss) income	$(1.11)	$1.03	$1.22

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2008, 2007 and 2006

(In Millions)
	2008	2007	2006

Cash Flows From (For) Operating Activities:
Net (loss) income	$(391)	$386	$488
Depreciation and amortization	238	248	244
Deferred income taxes	20	(41)	(42)
Loss (gain) on disposition of businesses, net	38	18	(51)
Gain on disposition of investments, net	–	(41)	(31)
Charge (income) regarding litigation settlement	9	–	(1)
Cumulative effect of accounting change, net	–	–	3
Impairment charges:
Financial investments	58	22	101
Goodwill and other intangible assets	467	227	331
Stock-based compensation	74	94	100
Minority interest	39	37	27
Other items, net	84	37	96
Decrease in receivables	294	243	106
Decrease (increase) in inventories	104	157	(126)
(Decrease) in accounts payable and accrued liabilities, net	(237)	(117)	(37)

Net cash from operating activities	797	1,270	1,208

Cash Flows From (For) Financing Activities:
Increase in debt	–	4	21
Proceeds from settlement of swaps	16	–	–
Payment of debt	(33)	(56)	(31)
Issuance of notes, net of issuance costs	–	596	988
Retirement of notes	(100)	(1,425)	(827)
Purchase of Company common stock	(160)	(857)	(854)
Issuance of Company common stock	–	60	28
Tax benefit from stock-based compensation	3	19	18
Dividends paid to minority interest	(22)	(13)	(10)
Cash dividends paid	(336)	(347)	(349)

Net cash for financing activities	(632)	(2,019)	(1,016)

Cash Flows From (For) Investing Activities:
Capital expenditures	(200)	(248)	(388)
Acquisition of businesses, net of cash acquired	(21)	(203)	(28)
Purchases of marketable securities	–	–	(142)
Purchases of auction rate securities	–	(1,047)	(1,035)
Proceeds from disposition of auction rate securities	–	1,025	1,129
Proceeds from disposition of:
Marketable securities	10	55	174
Businesses, net of cash disposed	179	45	160
Property and equipment	1	45	16
Other financial investments, net	48	75	39
Other, net	(30)	(81)	(47)

Net cash for investing activities	(13)	(334)	(122)

Effect of exchange rate changes on cash and cash investments	(46)	47	18

Cash and Cash Investments:
Increase (decrease) for the year	106	(1,036)	88
At January 1	922	1,958	1,870

At December 31	$1,028	$922	$1,958

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2008, 2007 and 2006

	(In Millions, Except Per Share Data)
					Accumulated
		Common			Other	Restricted
		Shares	Paid-In	Retained	Comprehensive	Stock
	Total	($1 par value)	Capital	Earnings	Income	Awards

Balance, January 1, 2006	$4,848	$419	$–	$4,286	$328	$(185)
Net income	488			488
Cumulative translation adjustments	208				208
Unrealized loss on marketable securities, net of income tax benefit of $6	(10)				(10)
Minimum pension liability, net of income tax of $33	56				56

Total comprehensive income	742
Unrecognized prior service cost and net loss, net of income tax benefit of $38	(70)				(70)
Shares issued	60	4	56
Shares retired:
Repurchased	(854)	(29)	(154)	(671)
Surrendered (non-cash)	(20)	(1)	(19)
Cash dividends declared	(352)			(352)
Stock-based compensation	117		117
Reclassification of restricted stock awards	–	(9)		(176)		185

Balance, December 31, 2006	$4,471	$384	$–	$3,575	$512	$–
Net income	386			386
Cumulative translation adjustments	143				143
Unrealized loss on marketable securities, net of income tax benefit of $5	(7)				(7)
Unrecognized prior service cost and net loss, net of income tax of $27	49				49

Total comprehensive income	571
Cumulative effect of accounting change regarding income tax uncertainties (Note S)	(26)			(26)
Other	(7)			(7)
Shares issued	115	6	109
Shares retired:
Repurchased	(857)	(31)	(213)	(613)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(346)			(346)
Stock-based compensation	118		118

Balance, December 31, 2007	$4,025	$359	$–	$2,969	$697	$–
Net loss	(391)			(391)
Cumulative translation adjustments	(221)				(221)
Unrealized gain on marketable securities, net of income tax of $4	7				7
Unrecognized prior service cost and net loss, net of income tax benefit of $86	(150)				(150)

Total comprehensive loss	(755)
Shares issued	1	1
Shares retired:
Repurchased	(160)	(9)	(71)	(80)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(336)			(336)
Stock-based compensation	78		78

Balance, December 31, 2008	$2,846	$351	$–	$2,162	$333	$–

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ACCOUNTING POLICIES

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

Receivables. The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in the Company’s markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $75 million and $85 million at December 31, 2008 and 2007, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $24 million and $31 million at December 31, 2008 and 2007, respectively.

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

The Company reviews its property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $220 million, $215 million and $218 million in 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill and other intangible assets to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. The Company compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method.

The Company reviews its other indefinite-lived intangible assets for impairment annually in the fourth quarter of each year, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. The Company evaluates the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization. See Note I for additional information regarding Goodwill and Other Intangible Assets.

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

participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy for measurement and disclosure of the fair value for financial instruments, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

The fair value of financial assets and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company’s investments in marketable securities and private equity funds.

The Company uses derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative financial instrument that is designated and qualifies as a fair-value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of the change in fair value. See Notes F and G for additional information.

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

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2008 presentation in the consolidated financial statements. The results of operations related to 2008, 2007 and 2006 discontinued operations have been reclassified and separately stated in the accompanying consolidated statements of income for 2008, 2007 and 2006. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 related to non-financial assets and liabilities to January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 to financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities did not have a significant effect on the consolidated financial statements and the Company does not anticipate that the adoption of this pronouncement for non-financial assets and liabilities will have a significant effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. SFAS No. 160 is effective January 1, 2009, and requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS No. 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS No. 141R is effective, for the Company, for any business combination that is completed subsequent to January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 is effective January 1, 2009 and the Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A.	ACCOUNTING POLICIES – (Concluded)

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion to separately account for the liability and equity components. The adoption of FSP APB 14-1 is effective January 1, 2009 and retrospective application is required. The adoption of FSP APB 14-1 will result in the Company recognizing $1 million as a cumulative effect of accounting change, net as of January 1, 2007. The Company has determined that the adoption of FSP APB 14-1 would reduce basic and diluted (loss) earnings per common share from continuing operations before cumulative effect of accounting change, net by $.05 per common share for the year ended December 31, 2006, and would have no impact for the years ended December 31, 2008 and 2007.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that the Company’s unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective January 1, 2009 and retrospective application is required. The Company has determined that the impact of the adoption of FSP EITF 03-6-1 would (increase) decrease basic (loss) income from continuing operations before cumulative effect of accounting change, net and net (loss) income by $(.02) and $(.03) per common share, $.03 and $.03 per common share and $.02 and $.03 per common share, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company has also determined that the impact of the adoption of FSP EITF 03-6-1 would (increase) decrease diluted (loss) income from continuing operations before cumulative effect of accounting change, net and net (loss) income by $(.02) and $(.03) per common share, $.02 and $.01 per common share and $.02 and $.02 per common share, respectively, for the years ended December 31, 2008, 2007 and 2006.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures related to postretirement benefit plan assets to include disclosures concerning the Company’s investment policies for benefit plan assets and categories of plan assets. FSP FAS 132R-1 further expands the disclosure requirements to include fair value measurements of plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157 and any concentrations of risk related to the plan assets. The adoption of FSP FAS 132R-1 is effective for the year ended December 31, 2009, and the Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements and disclosures.

B.	DISCONTINUED OPERATIONS

SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. In accordance with SFAS No. 144, the Company has accounted for the business units which were sold in 2008, 2007 and 2006, except as noted, as discontinued operations.

During 2008, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition (“2008 Plan”). In separate transactions, the Company completed the sale of its European-based The Heating Group business unit (Other Specialty Products segment), Glass Idromassaggio (Plumbing Products segment) and Alfred Reinecke (Plumbing Products segment), as part of the Company’s 2008 Plan. Total net proceeds from the sale of these business units were $174 million. The Company recorded an

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	DISCONTINUED OPERATIONS – (Continued)

impairment of assets related to these discontinued operations which primarily included the write-down of goodwill of $24 million and other assets of $21 million; upon completion of the transactions, the Company recognized a net gain of $6 million included in gain (loss) on disposal of discontinued operations. During 2008, the Company recorded other net expenses of $3 million included in gain (loss) on disposal of discontinued operations, net, reflecting the adjustment of certain liabilities related to businesses disposed in prior years.

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

(Losses) gains from these 2008, 2007 and 2006 discontinued operations discussed above were included in (loss) income from discontinued operations, net, in the consolidated statements of income.

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2008	2007	2006

Net sales	$100	$301	$334

Income (loss) from discontinued operations	$13	$(94)	$17
Impairment of assets held for sale	(45)	–	–
Gain (loss) on disposal of discontinued operations, net	3	(10)	50

(Loss) income before income tax	(29)	(104)	67
Income tax benefit (expense)	20	(4)	(34)

(Loss) income from discontinued operations, net	$(9)	$(108)	$33

The after-tax charge for the impairment of assets held for sale was $24 million or $.07 per common share for the year ended December 31, 2008. Included in income tax above was income tax expense related to income (loss) from discontinued operations of $1 million, $3 million and $10 million in 2008, 2007 and 2006, respectively. Income (loss) from discontinued operations also includes non-cash, pre-tax and after tax impairment charges for goodwill of $108 million and $14 million in 2007 and 2006, respectively. The unusual relationship between income taxes and (loss) income before income taxes (excluding the impairment charge for assets held for sale) resulted primarily from certain losses providing no current tax benefit and from certain gains and income not being subject to income taxes.

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

During 2006, the Company completed the sale of several relatively small businesses, the results of which were included in continuing operations in the Other Specialty Products and Plumbing Products segments through the dates of sale. These businesses had combined net sales and operating profit of $16 million and $5 million, respectively, in 2006 through the respective dates of sale. Gross proceeds from the sale of these businesses were $72 million; the Company recognized a net gain of $1 million in 2006 included in other, net, in continuing operations for the year ended December 31, 2006.

C.	ACQUISITIONS

During 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows the Company to expand the products and services it offers to its customers, had annual sales of over $40 million. The results of this acquisition are included in the consolidated financial statements from the date of acquisition.

During 2007, the Company acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc. (Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

During 2006, the Company acquired several relatively small businesses (primarily in the Installation and Other Services segment). The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

The total net purchase price of these acquisitions was as follows, in millions:

	2008	2007	2006

Cash, net	$18	$195	$28
Assumed debt	—	7	9

Total	$18	$202	$37

Certain purchase agreements provided for the payment of additional consideration in cash, contingent upon whether certain conditions are met, including the operating performance of the acquired business. In both 2008 and 2007, the Company paid in cash an additional $1 million of acquisition-related consideration, contingent consideration and other purchase price adjustments, relating to previously acquired companies. At December 31, 2007, the Company had additional consideration payable in cash of $10 million, contingent upon the operating performance of the acquired businesses; at December 31, 2008, there was no outstanding contingent consideration.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D. INVENTORIES

(In Millions)
	At December 31
	2008	2007

Finished goods	$483	$552
Raw material	333	418
Work in process	125	156

Total	$941	$1,126

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

E. FINANCIAL INVESTMENTS

The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	At December 31
	2008	2007

Asahi Tec Corporation – common and preferred stock	$73	$57
Auction rate securities	22	22
TriMas Corporation common stock	3	26
Marketable securities	3	9
Private equity funds	138	173
Other investments	10	28

Total	$249	$315

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

For available-for-sale securities, the Company reviews industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary. Based upon this review, during 2008, the Company recognized non-cash, pre-tax impairment charges of $31 million related to its investment in TriMas Corporation (“TriMas”) common stock (NYSE: TRS) and $1 million related to its investment in Asahi Tec Corporation (“Asahi Tec”) common stock (Tokyo Stock Exchange: 5606.T). Based upon this review, in 2007, the Company recognized non-cash, pre-tax impairment charges of $6 million related to its investment in Furniture Brands International common stock (NYSE: FBN) and $3 million related to its investment in Asahi Tec common stock.

In the past, the Company invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. During 2007, the

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. FINANCIAL INVESTMENTS – (Continued)

Company recognized a non-cash, pre-tax impairment charge of $3 million related to auction rate securities.

On January 11, 2007, the acquisition of Metaldyne Corporation (“Metaldyne”) (formerly MascoTech, Inc.) by Asahi Tec, a Japanese automotive supplier, was finalized. The combined fair value of the Asahi Tec common and preferred stock, as well as the derivative related to the conversion feature on the preferred stock, received in exchange for the Company’s investment in Metaldyne, was $72 million. The Asahi Tec common and preferred stock are restricted from sale for up to 24 months from the transaction date. The preferred stock accrues dividends at an annual rate of 3.75% pay-in-kind or 1.75% cash at the discretion of Asahi Tec; the Company has elected to record such dividends when cash proceeds are received. As a result of the transaction, the Company recognized a gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income for the year ended December 31, 2007, in income from other investments, net.

Subsequent to the transaction, the Company’s investment in Asahi Tec common and preferred stock is accounted for as available-for-sale and unrealized gains or losses, that are deemed to be temporary, related to the change in fair value of the Asahi Tec common and preferred stock at December 31, 2008 and 2007 have been recognized, net of tax, through shareholders’ equity, as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet. For the years ended December 31, 2008 and 2007, the unrealized loss of $2 million and $17 million, respectively, related to the change in fair value of the derivative related to the conversion feature on the preferred stock, has been included in the Company’s consolidated statements of income, in income from other investments, net. At December 31, 2008, the Company had a net investment in Asahi Tec of $73 million, including $73 million of common and preferred stock; the conversion derivative was valued at zero. The increase in the investment in Asahi Tec in 2008 is due to the weakening of the U.S. dollar relative to the Japanese yen.

In addition, immediately prior to its sale, Metaldyne distributed shares of TriMas common stock as a dividend to the holders of Metaldyne common stock; the Company recognized income of $4 million included in the Company’s consolidated statement of income, in dividend income from other investments for the year ended December 31, 2007. In May 2007, TriMas made an initial public offering; subsequent to the offering, the Company’s investment in TriMas is accounted for as available-for-sale and unrealized gains or losses, that are deemed to be temporary, related to the change in fair value of the investment have been recognized, net of tax, through shareholders’ equity, as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet.

The Company’s investments in available-for-sale securities at December 31, 2008 (including marketable securities, auction rate securities, Asahi Tec common and preferred stock and TriMas common stock) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

December 31, 2008	$75	$26	$–	$101
December 31, 2007	$117	$9	$(12)	$114

The Company’s investments in private equity funds and other private investments are carried at cost. It is not practicable for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine the fair value for each fund. These investments are evaluated quarterly for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. FINANCIAL INVESTMENTS – (Continued)

the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation.

At December 31, 2008, the Company has investments in 17 venture capital funds, with an aggregate carrying value of $33 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2008, the Company also has investments in 29 buyout funds, with an aggregate carrying value of $105 million. The buyout funds invest in later-stage, established businesses and, other than the Heartland Industrial Partners Fund (“Heartland Fund”), which is primarily in the automotive and transportation sector, no buyout fund has a concentration in a particular sector.

During 2008, the Company determined that the decline in the estimated value of certain private equity fund investments, with an aggregate carrying value of $66 million prior to the impairment, was other-than-temporary. A review of sector performance and other factors specific to the underlying investments in six funds having other-than-temporary declines in fair value, including the Heartland Fund (automotive and transportation sector of $10 million) and five other funds ($13 million.) Accordingly, for the year ended December 31, 2008, the Company recognized non-cash pre-tax impairment charges aggregating $23 million.

During 2007, the Company determined that the decline in the estimated value of certain private equity fund investments, with an aggregate carrying value of $54 million prior to the impairment, was other-than-temporary. Accordingly, for the year ended December 31, 2007, the Company recognized non-cash, pre-tax impairment charges of $10 million.

During 2006, based upon a review of new information from the Heartland Fund concerning fund investments and the continued deterioration of conditions in the automotive and transportation sector served by Metaldyne and TriMas, the Company determined that the decline in the estimated value of certain of its financial investments was other-than-temporary. Accordingly, in 2006, the Company recognized non-cash, pre-tax impairment charges aggregating $88 million for its investments in Metaldyne ($40 million), TriMas ($16 million), the Heartland Fund ($29 million) and another fund ($3 million) which invested in automotive and transportation-related suppliers, including Metaldyne and TriMas. Additionally, based upon the Company’s review, the Company considered the decline in the fair value of certain of its other private equity fund investments and other investments to be other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $13 million in 2006.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. FINANCIAL INVESTMENTS – (Concluded)

The Company’s investments in private equity funds for which fair value was determined with unrealized losses, were as follows, in millions:

		Unrealized Loss
	Fair Value	Less than 12 Months	Over 12 Months

December 31, 2008	$–	$–	$–
December 31, 2007	$1	$(1)	$–

The remaining private equity investments in 2008 and 2007 with an aggregate carrying value of $95 million and $119 million, respectively, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment. At December 31, 2008, the Company has $26 million, $5 million and $2 million invested in venture capital funds associated with the information technology, healthcare and biotechnology sectors, respectively. A continued decline in those sectors could result in a future evaluation for other-than-temporary impairment.

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2008	2007	2006

Realized gains from marketable securities	$–	$9	$14
Realized losses from marketable securities	(3)	(4)	(10)
Dividend income from marketable securities	–	1	3
Income from other investments, net	4	38	30
Dividend income from other investments	–	5	7

Income from financial investments, net	$1	$49	$44

Impairment charges:
Private equity funds	$(23)	$(10)	$(40)
Auction rate securities	–	(3)	–
Marketable securities	(1)	(9)	–
Metaldyne Corporation	–	–	(40)
TriMas Corporation	(31)	–	(16)
Other investments	(3)	–	(5)

Total impairment charges	$(58)	$(22)	$(101)

The impairment charges related to the Company’s financial investments recognized during 2008, 2007 and 2006 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

F. DERIVATIVES

At December 31, 2008, the Company had entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies with notional amounts of $161 million. At December 31, 2008, the Company had recorded a $16 million loss on

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F. DERIVATIVES – (Concluded)

the foreign currency exchange contract, which is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

At December 31, 2008, the Company, including certain European operations, also had entered into foreign currency forward contracts with notional amounts of $31 million and $14 million to manage exposure to currency fluctuations in the European euro and the U.S. dollar, respectively. At December 31, 2007, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $23 million, $7 million and $4 million to manage exposure to currency fluctuations in the European euro, the Great Britain pound and the U.S. dollar, respectively. Based upon year-end market prices, the Company had recorded a $2 million gain to reflect the favorable contract prices at December 31, 2008 and no asset or liability was recorded at December 31, 2007, as the forward prices were substantially the same as the contract prices. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

During 2004, the Company entered into two interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. In 2008, the Company terminated these interest rate swap agreements covering a notional amount of $850 million of the Company’s fixed-rate debt due July 15, 2012 with an interest rate of 5.875%, and received cash of $16 million. These swap agreements were accounted for as fair value hedges and were considered 100 percent effective. The gain of $16 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

During 2003, the Company entered into two interest rate swap agreements for the purpose of effectively converting a portion of fixed-rate debt to variable-rate debt. In 2004, the Company terminated these interest rate swaps relating to $850 million of fixed-rate debt. These swap agreements were accounted for as fair value hedges. The gain of approximately $45 million from the termination of these swaps is being amortized as a reduction of interest expense over the remaining term of the debt, through July 2012.

In 2008, the Company recognized a decrease in interest expense of $12 million related to the interest rate swap agreements. In 2007 and 2006, the Company recognized an increase in interest expense of $3 million and $8 million, respectively, related to these swap agreements, due to increasing interest rates.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

Financial investments that are available to be traded on readily accessible stock exchanges (domestic or foreign) are considered to have active markets and have been valued using Level 1 inputs. Financial investments that are not available to be traded on a public market or have limited secondary markets, or contain provisions that limit the ability to sell the investment are considered to have inactive markets and have been valued using Level 2 or 3 inputs. The Company incorporated credit risk into the valuations of financial investments by estimating the likelihood of non-performance by the counterparty to the applicable transactions. The estimate included the length of time relative to the contract, financial condition of the counterparty and current market conditions. The criteria for estimating if a market was active or inactive were based on the individual facts and circumstances.

Financial assets and (liabilities) measured at fair value on a recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Asahi Tec Corporation:
Preferred stock	$72	$–	$–	$72
Common stock	1	1	–	–
Foreign currency exchange contracts (A)	(16)	–	(16)	–
Foreign currency exchange contracts (B)	2	–	2	–
Auction rate securities	22	–	–	22
Marketable securities	3	3	–	–
TriMas Corporation	3	3	–	–
Other investments	3	–	3	–

Total	$90	$7	$(11)	$94

(A)	The foreign currency exchange contracts are entered into to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. The loss on the foreign currency exchange contract is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

(B)	The foreign currency exchange contracts are entered into to manage exposure to currency fluctuations in the European euro and U.S. dollar.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the year ended December 31, 2008, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total

Fair value January 1, 2008	$55	$22	$77
Total losses included in earnings	–	–	–
Unrealized gains (losses)	17	–	17
Purchases, issuances, settlements	–	–	–

Fair value at December 31, 2008	$72	$22	$94

The preferred stock of Asahi Tec has been valued primarily using a discounted cash flow model, because there are currently no observable prices in an active market for the same or similar securities. The significant inputs in the discounted cash flow model used to value the Asahi Tec preferred stock include: the present value of future dividends, present value of redemption rights, fair value of conversion rights and the discount rate based on credit spreads for Japanese-issued preferred securities.

The fair values of the auction rate securities held by the Company have been estimated using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

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

Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Private equity funds	$43	$–	$–	$43	$(23)
Other private investments	4	–	–	4	(3)

	$47	$–	$–	$47	$(26)

During 2008, the Company determined that the decline in the estimated value of six private equity funds was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $23 million for the year ended December 31, 2008.

The fair value of the Company’s long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of long-term debt at

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Concluded)

December 31, 2008 was approximately $3.0 billion, compared with the aggregate carrying value of $3.9 billion. The aggregate estimated market value of non-current investments and long-term debt at December 31, 2007 was approximately $150 million and $4.1 billion, compared with the aggregate carrying value of $150 million and $4.0 billion, respectively.

H. PROPERTY AND EQUIPMENT

	(In Millions)
	At December 31
	2008	2007

Land and improvements	$203	$214
Buildings	1,056	1,135
Machinery and equipment	2,486	2,641

	3,745	3,990
Less: Accumulated depreciation	1,609	1,623

Total	$2,136	$2,367

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of income totaled approximately $161 million, $166 million and $163 million during 2008, 2007 and 2006, respectively. Future minimum lease payments at December 31, 2008 were approximately as follows: 2009 – $94 million; 2010 – $65 million; 2011 – $42 million; 2012 – $24 million; and 2013 and beyond – $101 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $10 million, $7 million and $9 million in 2008, 2007 and 2006, respectively.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2008 and 2007, by segment, were as follows, in millions:

	At			Pre-tax		At
	December 31,		Discontinued	Impairment		December 31,
	2007	Additions (A)	Operations (B)	Charge	Other (C)	2008

Cabinets and Related Products	$293	$4	$–	$(59)	$(13)	$225
Plumbing Products	499	–	–	(203)	(48)	248
Installation and Other Services	1,816	2	–	(51)	1	1,768
Decorative Architectural Products	300	–	–	–	(6)	294
Other Specialty Products	1,030	–	(24)	(143)	(27)	836

Total	$3,938	$6	$(24)	$(456)	$(93)	$3,371

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

	At			Pre-tax		At
	December 31,		Discontinued	Impairment		December 31,
	2006	Additions (A)	Operations (B)	Charge	Other (C)	2007

Cabinets and Related Products	$288	$–	$–	$–	$5	$293
Plumbing Products	504	41	–	(69)	23	499
Installation and Other Services	1,740	77	–	–	(1)	1,816
Decorative Architectural Products	300	–	–	–	–	300
Other Specialty Products	1,125	1	–	(108)	12	1,030

Total	$3,957	$119	$–	$(177)	$39	$3,938

(A)	Additions include acquisitions.

(B)	During 2008, the Company reclassified the goodwill related to the business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $24 million.

(C)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.

In the fourth quarters of 2008 and 2007, the Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets. During the year, there were no changes in events or circumstances that would have indicated potential impairment.

The impairment test indicated that goodwill recorded for certain of the Company’s reporting units was impaired. The Company recognized the non-cash, pre-tax impairment charges for goodwill of $456 million ($438 million, after tax) and $177 million ($177 million, after tax) for 2008 and 2007, respectively. The pre-tax impairment charge recognized in 2008, in the Cabinets and Related Products, Plumbing Products and Other Specialty Products segments, related to three of the Company’s United Kingdom manufacturers and distributors; in the Installation and Other Services segment, the charge related to a small installation service business in North America. The pre-tax impairment charge recognized in 2007, in the Other Specialty Products segment, related to the Company’s European manufacturer of heating products; in the Plumbing Products segment the charge related to a North American manufacturer of plumbing-related products. The impairment charges in 2008 and 2007 reflect the anticipated long-term outlook for the reporting units, including declining demand for certain products, as well as decreased operating profit margins.

Other indefinite-lived intangible assets were $195 million and $208 million at December 31, 2008 and 2007, respectively, and principally included registered trademarks. In 2008, the impairment test indicated that the registered trademark for a small installation service business in North America in the Installation and Other Services segment and the registered trademark for a North American business unit in the Other Specialty Products segment were impaired due to changes in the anticipated long-term outlook for the business units, particularly in the new home construction market. In 2007, the impairment test indicated that the registered trademark for a North American business unit in the Other Specialty Products segment was impaired due to changes in the long-term outlook for the business unit, particularly in the new home construction market. The Company recognized non-cash, pre-tax impairment

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Concluded)

charges for other indefinite-lived intangible assets of $11 million ($7 million, after tax) and $50 million ($31 million, after tax) in 2008 and 2007, respectively.

The carrying value of the Company’s definite-lived intangible assets was $104 million at December 31, 2008 (net of accumulated amortization of $56 million) and $115 million at December 31, 2007 (net of accumulated amortization of $67 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 15 years and 14 years in 2008 and 2007, respectively. In 2007, the Company increased its definite-lived intangible assets by $69 million primarily related to the acquisitions of Erickson Construction Company and Guy Evans, Inc. Amortization expense related to the definite-lived intangible assets was $16 million, $15 million and $10 million in 2008, 2007 and 2006, respectively.

At December 31, 2008, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2009 – $12 million; 2010 – $11 million; 2011 – $10 million; 2012 – $10 million; and 2013 – $9 million.

J. OTHER ASSETS

	(In Millions)
	At December 31
	2008	2007

Financial investments (Note E)	$249	$315
In-store displays, net	63	69
Debenture expense	29	33
Prepaid benefit cost (Note O)	–	10
Notes receivable	4	7
Other	32	37

Total	$377	$471

In-store displays are amortized using the straight-line method over the expected useful life of three years; the Company recognized amortization expense related to in-store displays of $43 million, $46 million and $55 million in 2008, 2007 and 2006, respectively. Cash spent for displays was $37 million, $43 million and $45 million in 2008, 2007 and 2006, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K. ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2008	2007

Insurance	$198	$217
Salaries, wages and commissions	183	226
Warranty (Note U)	119	133
Advertising and sales promotion	107	146
Dividends payable	85	85
Interest	68	72
Employee retirement plans	34	53
Property, payroll and other taxes	29	42
Foreign currency exchange contract	16	–
Litigation	14	6
Plant closures	10	5
Other	82	87

Total	$945	$1,072

L. DEBT

(In Millions)
	At December 31
	2008	2007

Notes and debentures:
5.75% , due Oct. 15, 2008	$–	$100
5.875%, due July 15, 2012	850	850
7.125%, due Aug. 15, 2013	200	200
4.8% , due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85% , due Mar. 15, 2017	300	300
6.625%, due Apr. 15, 2018	114	114
7.75% , due Aug. 1, 2029	296	296
6.5% , due Aug. 15, 2032	300	300
Zero Coupon Convertible Senior Notes due 2031 (accreted value)	54	52
Floating-Rate Notes, due Mar. 12, 2010	300	300
Notes payable to banks	–	–
Other	72	76

	3,986	4,088
Less: Current portion	71	122

Total Long-term debt	$3,915	$3,966

All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company’s option.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	DEBT – (Continued)

The Company retired $100 million of 5.75% notes on October 15, 2008, the scheduled maturity date.

In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Old Notes”), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 (“New Notes” or “Notes”). The Company will not pay interest in cash on the Notes prior to maturity, except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes have the option to require that the Notes be repurchased by the Company on July 20, 2011 and every five years thereafter. Upon conversion of the Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in only cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. The Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 117 2/3%, declining by 1/3% each year thereafter, of the accreted value of the Notes divided by the conversion rate of 12.7317 shares for each $1,000 principal amount at maturity of the Notes. Notes also become convertible if the Company’s credit rating is reduced to below investment grade, or if certain actions are taken by the Company. The Company may at any time redeem all or part of the Notes at their then accreted value.

A credit rating agency (i.e., Moody’s or Standard and Poor’s) is an entity that assigns credit ratings for issuers of certain types of debt obligations. In December 2008, one rating agency reduced the credit rating on the Company’s debt to below investment grade. As a result, the Notes are convertible on demand and the balance of $54 million has been classified as short-term debt at December 31, 2008. The Company does not anticipate conversion of the Notes since, based on the terms, it would not currently be profitable for holders of the Notes to exercise the option to convert the Notes.

On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Notes required the Company to repurchase their Notes at a cash value of $825 million. As a result of this repurchase, a $93 million deferred income tax liability was paid in 2007. At both December 31, 2008 and 2007, there were outstanding $108 million principal amount at maturity of Notes, with an accreted value of $54 million and $52 million, respectively, which has been reclassified to short-term debt at December 31, 2008 and had been included in long-term debt at December 31, 2007.

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

At December 31, 2008, the Company had a $2.0 billion Five-Year Revolving Credit Agreement with a group of banks syndicated in the United States and internationally, which expires in February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company. As a result of the rating agency downgrade, the costs related to the Five-Year Revolving Credit Agreement will be higher. There were no amounts outstanding under the Five-Year Revolving Credit Agreement at December 31, 2008 and 2007.

In February 2006, the Company amended the terms of the $2.0 billion Five-Year Revolving Credit Agreement; the amendment primarily affected the requirement for the Company to maintain certain

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	DEBT – (Concluded)

levels of net worth. At December 31, 2008, the Company’s net worth exceeded such requirement by $29 million. The Five-Year Revolving Credit Agreement, as amended, also contains limitations on additional borrowings, related to the debt to total capitalization requirements; at December 31, 2008, the Company had additional borrowing capacity, subject to availability, of up to $284 million. Based on the credit agreement, the net worth covenant is adjusted on an annual basis. On a pro forma basis, as of January 1, 2009, the Company’s net worth, including the minority interest reclassification of $135 million (upon adoption of SFAS No. 160), would have exceeded the requirement by approximately $980 million. In addition, at January 1, 2009, the Company could borrow approximately $480 million or absorb a reduction to shareholders’ equity of approximately $300 million and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Five-Year Revolving Credit Agreement, there must not be any defaults in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, in each case since December 31, 2003, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all debt covenants at December 31, 2008 and 2007.

At December 31, 2008, the maturities of long-term debt during each of the next five years were as follows: 2009 – $71 million; 2010 – $302 million; 2011 – $2 million; 2012 – $887 million; and 2013 – $201 million.

Interest paid was $232 million, $262 million and $238 million in 2008, 2007 and 2006, respectively.

M. MINORITY INTEREST

The Company owned 68 percent of Hansgrohe AG at both December 31, 2008 and 2007. The aggregate minority interest, net of dividends, of $135 million and $117 million at December 31, 2008 and 2007, respectively, was recorded in deferred income taxes and other liabilities on the Company’s consolidated balance sheets. Upon adoption of SFAS No. 160 on January 1, 2009, the $135 million balance will be reclassified and increase shareholders’ equity.

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

N. STOCK-BASED COMPENSATION

The Company elected to change its method of accounting for stock-based compensation and implemented the fair value method prescribed by SFAS No. 123, effective January 1, 2003. The Company used the prospective method, as defined by SFAS No. 148, for determining stock-based compensation expense. Accordingly, options granted, modified or settled subsequent to January 1, 2003 have been accounted for using the fair value method and options granted prior to January 1, 2003 were accounted for using the intrinsic value method.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	STOCK-BASED COMPENSATION – (Continued)

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the Modified Prospective Application (“MPA”) method. The MPA method requires the Company to recognize expense for unvested stock options that were awarded prior to January 1, 2003 through the remaining vesting periods, which ended December 31, 2007. The MPA method did not require the restatement of prior-year information. In accordance with SFAS No. 123R, the Company utilized the shortcut method to determine the tax windfall pool associated with stock options as of the date of adoption.

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) replaced the 1991 Long Term Stock Incentive Plan (the “1991 Plan”) in May 2005 and provides for the issuance of stock-based incentives in various forms. At December 31, 2008, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Additionally, the Company’s 1997 Non-Employee Directors Stock Plan (the “1997 Plan”) provides for the payment of part of the compensation to non-employee Directors in Company common stock. The 1997 Plan expired in May 2007; subsequently, compensation to non-employee Directors in Company common stock is made from the 2005 Plan.

Pre-tax compensation expense (income) and the income tax benefit related to these stock-based incentives were as follows, in millions:

	2008	2007	2006

Long-term stock awards	$43	$52	$52
Stock options	36	49	46
Phantom stock awards and stock appreciation rights	(5)	(7)	2

Total	$74	$94	$100

Income tax benefit	$27	$35	$37

At December 31, 2008, a total of 9,537,600 shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	2008	2007	2006

Unvested stock award shares at January 1	9	9	9
Weighted average grant date fair value	$28	$27	$25
Stock award shares granted	2	2	2
Weighted average grant date fair value	$21	$30	$29
Stock award shares vested	2	2	2
Weighted average grant date fair value	$26	$25	$24
Stock award shares forfeited	1	–	–
Weighted average grant date fair value	$28	$28	$27
Unvested stock award shares at December 31	8	9	9
Weighted average grant date fair value	$26	$28	$27

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	STOCK-BASED COMPENSATION – (Continued)

The Company measures compensation expense for stock awards at the market price of the Company’s common stock at the grant date. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years. At December 31, 2008, the Company had remaining $6 million of unrecognized compensation expense related to stock awards granted prior to January 1, 2006 to grantees that will or have become retirement-eligible before such awards will have been fully expensed; such expense will be recognized over the next four years, or immediately upon a grantee’s retirement.

At December 31, 2008, 2007 and 2006, there was $155 million, $175 million and $195 million, respectively, of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years. At January 1, 2006, the Company estimated a forfeiture rate for long-term stock awards and applied that rate to all previously expensed stock awards; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.

The total market value (at the vesting date) of stock award shares which vested during 2008, 2007 and 2006 was $30 million, $48 million and $51 million, respectively.

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

The Company granted 6,491,900 of stock option shares, including restoration stock option shares, during 2008 with a grant date exercise price range of $17 to $19 per share. During 2008, 1,107,920 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	STOCK-BASED COMPENSATION – (Continued)

The Company’s stock option activity was as follows, shares in millions:

	2008	2007	2006

Option shares outstanding at January 1	26	26	27
Weighted average exercise price	$27	$26	$26
Option shares granted, including restoration options	6	5	4
Weighted average exercise price	$19	$30	$27
Option shares exercised	–	3	4
Aggregate intrinsic value on date of exercise (A)	$–	$26 million	$27 million
Weighted average exercise price	$20	$22	$25
Option shares forfeited	1	2	1
Weighted average exercise price	$27	$29	$30
Option shares outstanding at December 31	31	26	26
Weighted average exercise price	$25	$27	$26
Weighted average remaining option term (in years)	6	6	6
Option shares vested and expected to vest at December 31	31	26	26
Weighted average exercise price	$25	$27	$26
Aggregate intrinsic value (A)	$–	$7 million	$106 million
Weighted average remaining option term (in years)	6	6	6
Option shares exercisable (vested) at December 31	17	14	15
Weighted average exercise price	$26	$25	$25
Aggregate intrinsic value (A)	$–	$7 million	$75 million
Weighted average remaining option term (in years)	5	5	5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares. At December 31, 2008, all exercise prices exceed the Company’s stock price, resulting in zero intrinsic value.

The Company measures compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years. At December 31, 2008, the Company had $2 million of unrecognized compensation expense related to stock options granted prior to January 1, 2006 to grantees that will or have become retirement-eligible before such options will have been fully expensed; such expense will be recognized over the next two years, or immediately upon a grantee’s retirement.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	STOCK-BASED COMPENSATION – (Continued)

At December 31, 2008, 2007, and 2006, there was $59 million, $73 million, and $90 million respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years. At January 1, 2006, the Company estimated a forfeiture rate for stock options and applied that rate to all previously expensed stock options; such application did not result in a change in the expense to be recorded as a cumulative effect of accounting change.

The Company received cash of $60 million and $28 million in 2007 and 2006, respectively, for the exercise of stock options.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2008	2007	2006

Weighted average grant date fair value	$3.72	$8.92	$8.24
Risk-free interest rate	3.25%	4.74%	4.89%
Dividend yield	4.96%	3.00%	3.10%
Volatility factor	32.00%	31.80%	34.00%
Expected option life	6 years	7 years	7 years

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2008, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Option	Exercise	Number of	Exercise
Prices	Shares	Term	Price	Shares	Price

$17-23	13	6 Years	$20	6	$21
$24-28	7	6 Years	$27	5	$27
$29-32	11	7 Years	$30	6	$30
$33-38	–	4 Years	$34	–	$35

$17-38	31	6 Years	$25	17	$26

Phantom Stock Awards and Stock Appreciation Rights (“SARs”)

The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized (income) expense of $(2) million, $(2) million and $1 million related to the valuation of phantom stock awards for 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, the Company granted 234,800 shares, 130,000 shares and 175,000 shares, respectively, of phantom stock awards with an aggregate fair value of $5 million, $4 million and $5 million, respectively, and paid $2 million, $4 million and $4 million of cash in 2008, 2007 and 2006, respectively, to settle phantom stock awards.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	STOCK-BASED COMPENSATION – (Concluded)

SARs are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon exercise. On January 1, 2006, the Company changed its method of accounting for SARs, in accordance with the provisions of SFAS No. 123R, from the intrinsic value method to the fair value method. The fair value method requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. The Company recognized (income) expense of $(3) million, $(5) million and $400,000 related to the valuation of SARs for 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, the Company granted SARs for 597,200 shares, 521,100 shares and 422,300 shares, respectively, with an aggregate fair value of $2 million, $4 million and $4 million in 2008, 2007 and 2006, respectively.

Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock		Stock Appreciation
	Awards		Rights
	At December 31,		At December 31,
	2008	2007	2008	2007

Accrued compensation cost liability	$4	$9	$–	$3
Unrecognized compensation cost	$3	$5	$–	$2
Equivalent common shares	1	1	2	2

O.	EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $38 million and $30 million in 2008, $44 million and $47 million in 2007 and $54 million and $44 million in 2006, respectively.

During 2006, the Company implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). Among other things, SFAS No. 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined-benefit pension and other post-retirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition did not affect the Company’s consolidated statements of income. In 2008, the Company adopted the measurement date requirements of SFAS No. 158 for certain foreign plans and there was no significant impact to the Company’s consolidated financial statements for this change.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	EMPLOYEE RETIREMENT PLANS – (Continued)

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified

Changes in projected benefit obligation:
Projected benefit obligation at January 1	$748	$138	$780	$144
Service cost	14	2	17	2
Interest cost	46	9	44	8
Participant contributions	1	—	1	—
Plan amendments	—	6	—	1
Actuarial loss (gain), net	24	(1)	(71)	(12)
Foreign currency exchange	(38)	—	11	—
Settlements	—	—	—	—
Disposition	—	—	—	—
Benefit payments	(37)	(7)	(34)	(5)

Projected benefit obligation at December 31	$758	$147	$748	$138

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$634	$—	$594	$—
Actual return on plan assets	(164)	—	36	—
Foreign currency exchange	(29)	—	2	—
Company contributions	10	7	35	5
Participant contributions	1	—	1	—
Settlements	—	—	—	—
Disposition	—	—	—	—
Expenses	(1)	—	—	—
Benefit payments	(37)	(7)	(34)	(5)

Fair value of plan assets at December 31	$414	$—	$634	$—

Funded status at December 31:	$(344)	$(147)	$(114)	$(138)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2008		At December 31, 2007
	Qualified	Non-Qualified	Qualified	Non-Qualified

Other assets	$—	$—	$10	$—
Accrued liabilities	(2)	(10)	(3)	(8)
Deferred income taxes and other	(342)	(137)	(121)	(130)

Total net liability	$(344)	$(147)	$(114)	$(138)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	EMPLOYEE RETIREMENT PLANS – (Continued)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2008		At December 31, 2007
	Qualified	Non-Qualified	Qualified	Non-Qualified

Net loss	$319	$11	$85	$12
Net transition obligation	1	—	1	—
Net prior service cost	2	9	3	5

Total	$322	$20	$89	$17

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified

Projected benefit obligation	$753	$147	$283	$138
Accumulated benefit obligation	$661	$139	$282	$131
Fair value of plan assets	$408	$—	$191	$—

The projected benefit obligation was in excess of plan assets for all except one of the Company’s qualified defined-benefit pension plans at December 31, 2008 and for all except two of the Company’s qualified defined-benefit pension plans at December 31, 2007.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	2008		2007		2006
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$14	$2	$17	$2	$19	$3
Interest cost	46	9	44	8	41	7
Expected return on plan assets	(48)	—	(49)	—	(45)	—
Recognized prior service cost	—	2	—	1	1	2
Recognized curtailment loss (gain)	1	—	—	—	1	(1)
Recognized settlement loss	—	—	—	—	1	—
Recognized net loss	1	—	5	1	8	4

Net periodic pension cost	$14	$13	$17	$12	$26	$15

The Company expects to recognize $19 million and $2 million of pre-tax net loss and prior service cost, respectively, from accumulated other comprehensive income into net periodic pension cost in 2009 related to its defined-benefit pension plans.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	EMPLOYEE RETIREMENT PLANS – (Continued)

Plan Assets

The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2008	2007

Equity securities	81%	67%
Debt securities	13%	12%
Other	6%	21%

Total	100%	100%

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

Plan assets included 1.4 million shares of Company common stock valued at $16 million and $31 million at December 31, 2008 and 2007, respectively.

Assumptions

Major assumptions used in accounting for the Company’s defined-benefit pension plans were as follows:

	December 31
	2008	2007	2006

Discount rate for obligations	6.10%	6.25%	5.50%
Expected return on plan assets	8.00%	8.25%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Discount rate for net periodic pension cost	6.25%	5.50%	5.25%

The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2008 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 7.50 percent to 2.25 percent, with the most significant portion of the liabilities having a discount rate for obligations of 6.00 percent or higher at December 31, 2008.

The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based upon the current and long-term target asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense was December 31.

Other

The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $12 million and $9 million, respectively, at December 31, 2008 and 2007.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	EMPLOYEE RETIREMENT PLANS – (Concluded)

Cash Flows

At December 31, 2008, the Company expected to contribute between $16 million and $35 million to its qualified defined-benefit pension plans to meet ERISA requirements in 2009. The Company also expected to pay benefits of $3 million and $10 million to participants of its unfunded foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2009.

At December 31, 2008, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified	Non-Qualified
	Plans	Plans

2009	$33	$10
2010	$34	$10
2011	$35	$10
2012	$37	$11
2013	$38	$12
2014-2018	$218	$60

P.	SHAREHOLDERS’ EQUITY

In July 2007, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise, replacing a previous Board of Directors authorization established in 2006. At December 31, 2008, the Company had remaining authorization to repurchase up to 32 million shares of its common stock in open-market transactions or otherwise. The Company repurchased and retired nine million common shares in 2008, 31 million common shares in 2007 and 29 million common shares in 2006 for cash aggregating $160 million, $857 million and $854 million in 2008, 2007 and 2006, respectively. The Company continues to evaluate its share repurchase program in relation to its cash balances, cash flows and market conditions and has not repurchased any shares since July 2008 and does not anticipate further repurchases under current conditions. However, consistent with past practice, the Company anticipates repurchasing shares in 2009 to offset any dilution from long-term stock awards granted or stock options exercised as part of its compensation programs.

On the basis of amounts paid (declared), cash dividends per common share were $.925 ($.93) in 2008, $.91 ($.92) in 2007 and $.86 ($.88) in 2006, respectively. In 2008, the Company increased its quarterly cash dividend by two percent to $.235 per common share from $.23 per common share.

Accumulated Other Comprehensive (Loss) Income

The Company’s total comprehensive (loss) income was as follows, in millions:

	2008	2007	2006

Net (loss) income	$(391)	$386	$488
Other comprehensive (loss) income:
Cumulative translation adjustments	(221)	143	208
Unrealized gain (loss) on marketable securities, net	7	(7)	(10)
Prior service cost and net loss, net	(150)	49	—
Minimum pension liability, net	—	—	56

Total	$(755)	$571	$742

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	SHAREHOLDERS’ EQUITY – (Concluded)

The unrealized gain (loss) on marketable securities, net, is net of income tax expense (benefit) of $4 million, $(5) million and $(6) million for 2008, 2007 and 2006, respectively. The prior service cost and net loss, net, is net of income tax expense (benefit) of $(86) million and $27 million for 2008 and 2007, respectively. The minimum pension liability, net, is net of income tax of $33 million for 2006.

The components of accumulated other comprehensive income were as follows, in millions:

	At December 31
	2008	2007

Cumulative translation adjustments	$549	$770
Unrealized gain (loss) on marketable securities, net	3	(4)
Unrecognized prior service cost and net loss, net	(219)	(69)

Accumulated other comprehensive income	$333	$697

The unrealized gain (loss) on marketable securities, net, is reported net of income tax expense (benefit) of $1 million and $(3) million at December 31, 2008 and 2007, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $125 million and $39 million at December 31, 2008 and 2007, respectively.

The realized gains, net, on marketable securities of $3 million, net of tax effect, for 2007 were included in determining net income and were reclassified from accumulated other comprehensive income.

Q.	SEGMENT INFORMATION

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

Other Specialty Products – principally includes windows, window frame components and patio doors; staple gun tackers, staples and other fastening tools.

The above products and services are sold and provided to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

The Company’s operations are principally located in North America and Europe. The Company’s country of domicile is the United States of America.

Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	SEGMENT INFORMATION – (Continued)

The Company’s segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by the Company’s corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based upon operating profit (loss) and, other than general corporate expense, allocates specific corporate overhead to each segment. (Charge) income regarding the Masco Contractor Services, Inc. and Behr litigation settlements have also been excluded from the evaluation of segment operating profit (loss).

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales(1)(2)(3)(4)(5)			Operating Profit (Loss)(5)(9)			Assets at December 31(6)(10)
	2008	2007	2006	2008	2007	2006	2008	2007	2006

The Company’s operations by segment were:
Cabinets and Related Products	$2,276	$2,829	$3,286	$4	$336	$122	$1,518	$1,769	$1,860
Plumbing Products	3,118	3,391	3,248	94	264	275	1,877	2,336	2,417
Installation and Other Services	1,861	2,615	3,158	(46)	176	344	2,454	2,622	2,488
Decorative Architectural Products	1,629	1,768	1,710	299	384	374	878	900	990
Other Specialty Products	716	929	1,097	(124)	67	203	1,441	1,920	2,089

Total	$9,600	$11,532	$12,499	$227	$1,227	$1,318	$8,168	$9,547	$9,844

The Company’s operations by geographic area were:
North America	$7,482	$9,271	$10,537	$493	$1,008	$1,417	$6,648	$7,089	$7,390
International, principally Europe	2,118	2,261	1,962	(266)	219	(99)	1,520	2,458	2,454

Total, as above	$9,600	$11,532	$12,499	227	1,227	1,318	8,168	9,547	9,844

General corporate expense, net (7)				(144)	(181)	(203)
Gains on sale of corporate fixed assets, net				—	8	—
(Charge) income regarding litigation settlement(8)				(9)	—	1

Operating profit, as reported				74	1,054	1,116
Other income (expense), net				(285)	(188)	(225)

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net				$(211)	$866	$891

Corporate assets							1,315	1,360	2,481

Total assets							$9,483	$10,907	$12,325

				Depreciation and
	Property Additions (10)			Amortization (5)
	2008	2007	2006	2008	2007	2006

The Company’s operations by segment were:
Cabinets and Related Products	$50	$70	$169	$70	$67	$60
Plumbing Products	75	63	101	77	77	87
Installation and Other Services	45	70	32	23	27	24
Decorative Architectural Products	14	11	17	18	18	17
Other Specialty Products	10	29	71	33	30	30

	194	243	390	221	219	218
Unallocated amounts, principally related to corporate assets	2	4	11	16	16	14

Total	$196	$247	$401	$237	$235	$232

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	SEGMENT INFORMATION – (Concluded)

(1)	Included in net sales were export sales from the U.S. of $275 million, $291 million and $253 million in 2008, 2007 and 2006, respectively.

(2)	Intra-company sales between segments represented approximately one percent of net sales in 2008 and two percent of net sales in both 2007 and 2006.

(3)	Included in net sales were sales to one customer of $2,058 million, $2,403 million and $2,547 million in 2008, 2007 and 2006, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $7,150 million, $8,910 million and $10,188 million in 2008, 2007 and 2006, respectively.

(5)	Net sales, operating profit (loss) and depreciation and amortization expense for 2008, 2007 and 2006 excluded the results of businesses reported as discontinued operations in 2008, 2007 and 2006.

(6)	Long-lived assets of the Company’s operations in the U.S. and Europe were $4,887 million and $770 million, $4,987 million and $1,477 million, and $4,959 million and $1,510 million at December 31, 2008, 2007 and 2006, respectively.

(7)	General corporate expense, net included those expenses not specifically attributable to the Company’s segments.

(8)	The charge regarding litigation settlement relates to employment litigation in the State of California discussed in Note U regarding the Company’s subsidiary, Masco Contractor Services, which is included in the Installation and Other Services segment. The income regarding litigation settlement related to the Company’s subsidiary, Behr, which is included in the Decorative Architectural Products segment.

(9)	Included in segment operating profit (loss) for 2008 were impairment charges for goodwill and other intangible assets as follows: Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million. Included in segment operating profit for 2007 were impairment charges for goodwill and other intangible assets as follows: Plumbing Products – $69 million; and Other Specialty Products – $50 million. Included in segment operating profit for 2006 were impairment charges for goodwill as follows: Cabinets and Related Products – $316 million; and Plumbing Products – $1 million. The impairment charges for goodwill were principally related to certain of the Company’s European businesses.

(10)	Segment assets excluded the assets of businesses reported as discontinued operations.

R.	OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2008	2007	2006

Income from cash and cash investments	$22	$37	$44
Other interest income	2	3	2
Income from financial investments, net (Note E)	1	49	44
Other items, net	(24)	3	26

Total other, net	$1	$92	$116

Other items, net, included realized foreign currency transaction (losses) gains of $(31) million, $9 million and $14 million in 2008, 2007 and 2006, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S. INCOME TAXES

		(In Millions)
	2008	2007	2006

(Loss) income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, net:
U.S.	$4	$606	$969
Foreign	(215)	260	(78)

	$(211)	$866	$891

Provision (benefit) for income taxes on (loss) income from continuing operations before minority interest and cumulative effect of accounting change, net:
Currently payable:
U.S. Federal	$6	$263	$342
State and local	20	33	44
Foreign	66	80	63
Deferred:
U.S. Federal	47	(18)	(51)
State and local	4	(11)	(3)
Foreign	(11)	(12)	11

	$132	$335	$406

Deferred tax assets at December 31:
Receivables	$18	$21
Inventories	30	32
Other assets, including stock-based compensation	141	119
Accrued liabilities	137	122
Long-term liabilities	218	120
Capital loss carryforward	6	—
Net operating loss carryforward	22	9
Foreign tax credit carryforward	—	45

	572	468
Valuation allowance	(15)	(9)

	557	459

Deferred tax liabilities at December 31:
Property and equipment	323	308
Investment in foreign subsidiaries	10	19
Intangibles	414	374
Other, principally notes payable	47	52

	794	753

Net deferred tax liability at December 31	$237	$294

At December 31, 2008 and 2007, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $190 million and $216 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $427 million and $510 million, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	INCOME TAXES – (Continued)

The Company repatriated accumulated earnings from certain of its foreign subsidiaries from 2004 to 2007. These repatriations generated significant foreign tax credits that were used to offset the majority of the related U.S. tax and resulted in a $45 million foreign tax credit carryforward at December 31, 2007.

During 2008, the Company continued to repatriate foreign earnings including a substantial repatriation of low-taxed earnings from certain foreign subsidiaries to fully utilize the foreign tax credit carryforward by December 31, 2008. Although the majority of the current U.S. tax on this substantial repatriation was offset by the foreign tax credit carryforward, the Company’s tax expense was increased by approximately $65 million. Also during 2008, the Company recorded pre-tax impairment charges for goodwill and other intangibles of $467 million ($445 million after-tax) that significantly increased the Company’s effective tax rate as the majority of the impairment charges did not provide a tax benefit. Excluding the effects of the substantial repatriation of low-taxed earnings and the impairment charges, the Company’s effective tax rate in 2008 was approximately 35 percent.

A valuation allowance of $15 million and $9 million was recorded at December 31, 2008 and 2007, respectively, on certain net operating loss carryforward balances that the Company believes will not be realized in future periods. Such net operating loss carryforward balances will not be realized primarily due to a recent history of losses of certain subsidiaries. The Company believes it is reasonably possible that the valuation allowance will increase by approximately $6 million within the next 12 months if certain subsidiaries continue to incur losses in 2009.

The $6 million deferred tax asset on the 2008 capital losses may be realized through a carryback to 2005 or carried forward to 2013. Of the deferred tax asset on the net operating loss carryforward, $9 million will expire between 2018 and 2028 and $13 million is unlimited.

A $10 million and $19 million deferred tax liability has been provided at December 31, 2008 and 2007, respectively, on the undistributed earnings of certain foreign subsidiaries as such earnings are intended to be repatriated in the foreseeable future. A tax provision has not been provided at December 31, 2008 for U.S. income taxes or additional foreign withholding taxes on approximately $61 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

A reconciliation of the U.S. Federal statutory rate to the provision for income taxes on (loss) income from continuing operations before minority interest and cumulative effect of accounting change, net, was as follows:

	2008	2007	2006

U.S. Federal statutory rate	(35)%	35%	35%
State and local taxes, net of U.S. Federal tax benefit	8	2	3
Lower taxes on foreign earnings	(8)	(2)	—
Change in U.S. and foreign taxes on distributed and undistributed foreign earnings, including the impact of foreign tax credit	32	5	(3)
Goodwill impairment charges providing no tax benefit	67	3	12
Domestic production deduction	—	(1)	(1)
Change in foreign tax rates	—	(2)	—
Other, net	(1)	(1)	—

Effective tax rate	63%	39%	46%

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	INCOME TAXES – (Continued)

Income taxes paid were $117 million, $363 million and $496 million in 2008, 2007 and 2006, respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN No. 48”) and recorded the cumulative effect of adopting FIN No. 48 as a reduction to beginning retained earnings of $26 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including related interest and penalties, is as follows:

	(In Millions)
	Unrecognized	Interest and
	Tax Benefits	Penalties	Total

Balance at January 1, 2007	$91	$19	$110
Current year tax positions:
Additions	13	—	13
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	6	—	6
Reductions	(21)	—	(21)
Settlements with tax authorities	(11)	(2)	(13)
Lapse of applicable statute of limitations	(2)	—	(2)
Interest and penalties recognized in income tax expense	—	2	2
Effect of exchange rate changes	1	—	1

Balance at December 31, 2007	$76	$19	$95
Current year tax positions:
Additions	4	—	4
Prior year tax positions:
Additions	11	—	11
Reductions	(5)	—	(5)
Settlements with tax authorities	(2)	(1)	(3)
Lapse of applicable statute of limitations	(3)	—	(3)
Interest and penalties recognized in income tax expense	—	7	7

Balance at December 31, 2008	$81	$25	$106

If recognized, $54 million and $50 million of the unrecognized tax benefits at December 31, 2008 and 2007, respectively, net of any U.S. Federal tax benefit, would impact the Company’s effective tax rate.

At December 31, 2007, the total unrecognized tax benefits, including related interest and penalties, is recorded in deferred income taxes and other. At December 31, 2008, $105 million of the total unrecognized tax benefits, including related interest and penalties, is recorded in deferred income taxes and other, $7 million is recorded in accrued liabilities and $6 million is recorded in other assets.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	INCOME TAXES – (Concluded)

liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording U.S. Federal unrecognized tax benefits. The IRS has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2007. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2000.

As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for unrecognized tax benefits could be reduced by approximately $8 million.

T.	EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2008	2007	2006

Numerator (basic and diluted):
(Loss) income from continuing operations before cumulative effect of accounting change, net	$(382)	$494	$458
(Loss) income from discontinued operations, net	(9)	(108)	33
Cumulative effect of accounting change, net	—	—	(3)

Net (loss) income	$(391)	$386	$488

Denominator:
Basic common shares (based on weighted average)	353	369	394
Add:
Contingent common shares	—	3	5
Stock option dilution	—	1	1

Diluted common shares	353	373	400

At December 31, 2008, 2007 and 2006, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2008, 2007 and 2006 did not exceed the equivalent accreted value of the Notes.

Additionally, 31 million common shares, 19 million common shares and 16 million common shares for 2008, 2007 and 2006, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (eight million and nine million common shares at December 31, 2008 and 2007, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

U.	OTHER COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.	OTHER COMMITMENTS AND CONTINGENCIES – (Continued)

Early in 2003, a suit was brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia, alleging that certain practices violate provisions of federal and state antitrust laws. The plaintiff publicized the lawsuit with a press release and stated in that release that the U.S. Department of Justice was investigating the business practices of the Company’s insulation installation companies. Although the Company was unaware of any investigation at that time, the Company was later advised that an investigation had been commenced but was subsequently closed without any enforcement action recommended. Two additional lawsuits were subsequently brought in Virginia making similar claims under the antitrust laws. Both of these lawsuits have since been dismissed without any payment or requirement for any change in business practices. During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco’s competitors in the insulation installation business. The plaintiffs then dismissed all of these lawsuits and, represented by the same counsel, filed another action in the same federal court as a putative class action against the Company, a number of its insulation installation companies and certain of their suppliers. All of the Company’s suppliers, who were co-defendants in this lawsuit, have settled this case. On February 9, 2009, the federal court in Atlanta issued an Opinion, which the Company is evaluating, in which the Court certified a class of 377 insulation contractors. In its Opinion, the Court also ruled on various other motions. Two additional lawsuits, seeking class action status and alleging anticompetitive conduct, were filed against the Company and a number of its insulation suppliers. One of these lawsuits was filed in a Florida state court and has been dismissed by the court with prejudice. The other lawsuit was filed in federal court in northern California and was subsequently transferred to federal court in Atlanta, Georgia. The Company is vigorously defending the pending cases. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment. There cannot be any assurance that the Company will ultimately prevail in the remaining lawsuits, or, if unsuccessful, that the ultimate liability would not be material and would not have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

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

Several California-based installation subsidiaries of the Company were named as defendants in an alleged employment-related class action lawsuit arising under state law. The subsidiaries recently reached an agreement with the plaintiffs to settle this litigation for approximately $9 million. In

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.	OTHER COMMITMENTS AND CONTINGENCIES – (Continued)

November 2008, the Court granted preliminary approval of the settlement and a hearing on final approval is scheduled for March 2009.

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

Changes in the Company’s warranty liability were as follows, in millions:

	2008	2007

Balance at January 1	$133	$120
Accruals for warranties issued during the year	42	56
Accruals related to pre-existing warranties	6	16
Settlements made (in cash or kind) during the year	(53)	(57)
Other, net (including currency translation)	(9)	(2)

Balance at December 31	$119	$133

Acquisition-Related Commitments

The Company, as part of certain acquisition agreements, provided for the payment of additional consideration in cash, contingent upon whether certain conditions are met, including the operating performance of the acquired business. At December 31, 2008, the Company had no additional consideration payable in cash contingent upon the operating performance of the acquired businesses.

Investments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2008, commitments to contribute up to $42 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

Residual Value Guarantees

The Company has residual value guarantees resulting from operating leases, primarily related to certain of the Company’s trucks and other vehicles, in the Installation and Other Services segment. The operating leases are generally for a minimum term of 24 months and are renewable monthly after the initial term. After the end of the initial term, if the Company cancels the leases, the Company must pay the lessor the difference between the guaranteed residual value and the fair market value of the related vehicles. The value of lease-related guarantees, including the obligation payable under the residual value guarantees, assuming the fair value at lease termination is zero, was approximately $64 million at December 31, 2008.

For all operating leases that contain residual value guarantee provisions (principally related to vehicles), the Company calculates the amount due under the guarantees and compares such amount to the fair value of the leased assets. If the amount payable under the residual value guarantee exceeds the

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.	OTHER COMMITMENTS AND CONTINGENCIES – (Concluded)

fair value at lease termination, the Company would record a liability equal to such excess with a corresponding charge to earnings. At December 31, 2008, the estimated fair market value exceeded the amount payable under the residual value guarantees and no liability was recorded.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

V.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

		(In Millions, Except Per Common Share Data)
	Total	Quarters Ended
	Year	December 31	September 30	June 30	March 31

2008:
Net sales	$9,600	$1,979	$2,528	$2,643	$2,450
Gross profit	$2,376	$398	$648	$700	$630
(Loss) income from continuing operations	$(382)	$(508)	$36	$72	$18
Net (loss) income	$(391)	$(508)	$33	$82	$2
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(1.08)	$(1.45)	$.10	$.20	$.05
Net (loss) income	$(1.11)	$(1.45)	$.09	$.23	$.01
Diluted:
(Loss) income from continuing operations	$(1.08)	$(1.45)	$.10	$.20	$.05
Net (loss) income	$(1.11)	$(1.45)	$.09	$.23	$.01
2007:
Net sales	$11,532	$2,635	$3,005	$3,089	$2,803
Gross profit	$3,152	$675	$850	$891	$736
Income (loss) from continuing operations	$494	$(31)	$206	$182	$137
Net income (loss)	$386	$(151)	$205	$189	$143
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.34	$(.09)	$.56	$.49	$.36
Net income (loss)	$1.05	$(.42)	$.56	$.51	$.37
Diluted:
Income (loss) from continuing operations	$1.32	$(.09)	$.56	$.49	$.35
Net income (loss)	$1.03	$(.42)	$.56	$.51	$.37

(Loss) earnings per common share amounts for the four quarters of 2008 and 2007 may not total to the earnings per common share amounts for the years ended December 31, 2008 and 2007 due to the timing of common stock repurchases.

The first and second quarters of 2008 have been recast to reflect the Company’s determination, in the third quarter of 2008, that one of its business units previously included in its 2008 plan of disposition and included in (loss) income from discontinued operations, net, would not be sold.

Fourth quarter 2008 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $445 million after tax ($467 million pre-tax). (Loss) income from continuing operations and net (loss) income include after-tax impairment charges for financial investments of $16 million ($26 million pre-tax), $2 million ($3 million pre-tax), $1 million ($1 million pre-tax) and $18 million ($28 million pre-tax) in the first, second, third and fourth quarters of 2008, respectively. Net (loss) income for 2008 includes after-tax (loss) income, net, related to discontinued operations of $(16) million ($(36) million pre-tax), $10 million ($10 million pre-tax), $(3) million ($(3) million pre-tax) in the first, second and third quarters of 2008, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

V.	INTERIM FINANCIAL INFORMATION (UNAUDITED) – (Concluded)

Fourth quarter 2007 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $100 million after tax ($119 million pre-tax). Income (loss) from continuing operations and net income (loss) include after-tax impairment charges for financial investments of $7 million ($10 million pre-tax) and $8 million ($12 million pre-tax) in the second and third quarters of 2007, respectively. Net income (loss) for 2007 includes after-tax income (loss), net, related to discontinued operations of $6 million ($6 million pre-tax), $7 million ($8 million pre-tax), $(1) million ($(1) million pre-tax) and $(120) million ($(117) million pre-tax) in the first, second, third and fourth quarters of 2007, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2008. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in this Report under Item 8. Financial Statements and Supplementary Data, under the heading, “Management’s Report on Internal Control over Financial Reporting.” The report of our independent registered public accounting firm is also included under Item 8, under the heading, “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended December 31, 2008, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the fourth quarter of 2008, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Builder Cabinet Group, one of the Company’s larger business units. The new ERP system is a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, the business process initiative is significant in scale and complexity and will result in modifications to certain internal controls. The new ERP system is designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company’s website at www.masco.com. Other information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed on or before April 30, 2009, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed on or before April 30, 2009, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed on or before April 30, 2009, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed on or before April 30, 2009, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed on or before April 30, 2009, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a) Listing of Documents.

(1)	Financial Statements. The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2008, 2007 and 2006, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

See separate Exhibit Index beginning on page 92.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/s/ Timothy Wadhams Timothy Wadhams	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ John G. Sznewajs John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer

Principal Accounting Officer:

/s/ William T. Anderson William T. Anderson	Vice President – Controller
/s/ Dennis W. Archer Dennis W. Archer	Director
/s/ Thomas G. Denomme Thomas G. Denomme	Director
/s/ Anthony F. Earley, Jr. Anthony F. Earley, Jr.	Director	February 17, 2009
/s/ Verne G. Istock Verne G. Istock	Director
/s/ David L. Johnston David L. Johnston	Director
/s/ J. Michael Losh J. Michael Losh	Director
/s/ Richard A. Manoogian Richard A. Manoogian	Executive Chairman
/s/ Lisa A. Payne Lisa A. Payne	Director
/s/ Mary Ann Van Lokeren Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2008, 2007 and 2006

							(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2008	$85	$37	$(2	)(a)	$(45	)(b)	$75
2007	$84	$27	$(1	)(a)	$(25	)(b)	$85
2006	$78	$14	$(2	)(a)	$(6	)(b)	$84
Allowance for deferred tax assets:
2008	$9	$6	$—		$—		$15

2007	$14	$(5)	$—		$—		$9
2006	$13	$1	$—		$—		$14

(a)	Allowance of companies acquired and companies disposed of, net.

(b)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

3	.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto.	2005 10-K	3	.i	03/02/2006
3	.ii	Bylaws of Masco Corporation, as Amended and Restated June 2, 2007.	8-K	3	.ii	06/06/2007
4	.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Director’s resolutions establishing Masco Corporation’s:	2006 10-K	4	.a.i	02/27/2007
		(i) 7 1/8% Debentures Due August 15, 2013					X
		(ii) 6.625% Debentures Due April 15, 2018					X
		(iii) 7 3/4% Debentures Due August 1, 2029	2004 10-K	4	.a.i	03/16/2005
4	.a.ii	Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago.	2004 10-K	4	.a.ii	03/16/2005
4	.a.iii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.	2004 10-K	4	.a.iii	03/16/2005
4	.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors’ Resolutions establishing Masco Corporation’s:	2006 10-K	4	.b.i	02/27/2007
		(i) 5 7/8% Notes Due July 15, 2012	2007 10-K	4	.b.i(i)	02/22/2008
		(ii) 6 1/2% Notes Due August 15, 2032	2007 10-K	4	.b.i(ii)	02/22/2008
		(iii) 4.80% Notes Due June 15, 2015	10-Q	4	.b.i	08/04/2005
		(iv) 6.125% Notes Due October 3, 2016	2006 10-K	4	.b.i(vi)	02/27/2007
		(v) Floating Rate Notes Due 2010	10-Q	4	.b.i	05/03/2007
		(vi) 5.85% Notes Due 2017	10-Q	4	.b.ii	05/03/2007

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

4	.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Company, N.A., as Trustee.	2006 10-K	4	.b.iii	02/27/2007
4	.b.iii	Second Supplemental Indenture between Masco Corporation and J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon Convertible Senior Note, Series B due 2031).	8-K	10	.l	12/23/2004
4	.c	U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 among Masco Corporation and Masco Europe, S.á.r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and	8-K	4		11/15/2004
		Joint Book Runners and Citibank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and Bank One, N.A. (Main Office Chicago), as Administrative Agent, as amended by Amendment
		No. 1 dated February 10, 2006.	8-K	4		02/15/2006
Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:		Exhibits 10.a through 10.n constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10	.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006).	2006 10-K	10.2		02/27/2007
		(i) Forms of Restricted Stock Award Agreement
		(A) for awards prior to January 1, 2005 and	10-Q	10	.a.i	11/04/2004
		(B) for awards on and after January 1, 2005;	8-K	10	.l	01/06/2005
		(ii) Forms of Restoration Stock Option;	10-Q	10	.a.ii	11/04/2004
		(iii) Forms of Stock Option Grant;	10-Q	10	.a.iii	11/04/2004
		(iv) Forms of Stock Option Grant for Non-Employee Directors; and	10-Q	10	.a.iv	11/04/2004

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

		(v) Forms of amendment to Award Agreements.	2005 10-K	10	.a	03/02/2006
10	.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (as amended and restated October 26, 2006).	2006 10-K	10	.b	02/27/2007
		(i) Form of Restricted Stock Award;	2005 10-K	10	.b(i)	03/02/2006
		(ii) Form of Stock Option Grant;	2005 10-K	10	.b(ii)	03/02/2006
		(iii) Form of Restoration Stock Option; and	2005 10-K	10	.b(iii)	03/02/2006
		(iv) Form of Stock Option Grant for Non-Employee Directors.	2005 10-K	10	.b(iv)	03/02/2006
10	.b.ii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan.	2007 10-K	10	.b.ii	02/22/2008
		(i) Form of Restricted Stock Award Agreement; and	2007 10-K	10	.b.ii(i)	02/22/2008
		(ii) Form of Stock Option Grant Agreement.	2007 10-K	10	.b.ii(ii)	02/22/2008
10	.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan.					X
10	.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005).	2005 10-K	10	.e	03/02/2006
		(i) Form of Restricted Stock Award Agreement;	2005 10-K	10	.e(i)	03/02/2006
		(ii) Form of Stock Option Grant; and	2005 10-K	10	.e(ii)	03/02/2006
		(iii) Form of amendment to Award Agreements.	2005 10-K	10	.e(iii)	03/02/2006
10	.e	Other compensatory arrangements for executive officers.					X
10	.f	Masco Corporation 2004 Restricted Stock Award Program.	10-Q	10	.b	08/05/2004
10	.g	Compensation of Non-Employee Directors.	2007 10-K	10	.g	02/22/2008
10	.h	Amended and Restated Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995, as Amended and Restated effective October 22, 2008.					X
10	.i	Agreement dated as of April 3, 2007 between Richard A. Manoogian and Masco Corporation.	8-K	10		04/09/2007
10	.j	Letter from Masco Corporation to Donald DeMarie regarding relocation arrangements.	2007 10-K	10	.j	02/22/2008

Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

10	.k	Amended and Restated Shareholders’ Agreement, dated as of November 27, 2006, between RHJ International SA, Asahi Tec Corporation and The Principal Company Shareholders Listed on Schedule I thereto.	2006 10-K	10	.i	02/27/2007
10	.l	Shareholders Agreement dated, as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time.	2006 10-K	10	.j	02/27/2007
10	.m	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties.”	2006 10-K	10	.k	02/27/2007
10	.n	Masco Corporation Consulting Arrangement with John R. Leekley dated November 30, 2008.					X
12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.					X
21		List of Subsidiaries.					X
23		Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule.					X
31	.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).					X
31	.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).					X
32		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.					X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.