Form 10-Q
period 2009-03-31
MASCO CORP /DE/
filed 2009-04-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
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
☑ Yes       ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 28, 2009

Common stock, par value $1.00 per share	359,300,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2009 and December 31, 2008
(In Millions, Except Share Data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash investments	$813	$1,028
Receivables	1,138	999
Prepaid expenses and other	326	332
Inventories:
Finished goods	476	483
Raw material	310	333
Work in process	115	125

	901	941

Total current assets	3,178	3,300

Property and equipment, net	2,076	2,136
Goodwill	3,361	3,371
Other intangible assets, net	296	299
Other assets	358	377

Total assets	$9,269	$9,483

LIABILITIES
Current liabilities:
Notes payable	$369	$71
Accounts payable	603	531
Accrued liabilities	821	945

Total current liabilities	1,793	1,547

Long-term debt	3,611	3,915
Deferred income taxes and other	999	1,040

Total liabilities	6,403	6,502

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; issued and outstanding: 2009 – 350,000,000; 2008 – 351,400,000	350	351
Preferred shares authorized: 1,000,000; issued and outstanding: 2009 – None; 2008 – None	—	—
Paid-in capital	2	—
Retained earnings	2,054	2,162
Accumulated other comprehensive income	304	308

Total Masco Corporation’s shareholders’ equity	2,710	2,821
Noncontrolling interest	156	160

Total equity	2,866	2,981

Total liabilities and equity	$9,269	$9,483

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2009	2008
Net sales	$1,819	$2,450
Cost of sales	1,403	1,820

Gross profit	416	630

Selling, general and administrative expenses	415	476
Charge for defined-benefit plan curtailment	8	—

Operating (loss) profit	(7)	154

Other income (expense), net:
Interest expense	(56)	(56)
Impairment charges for financial investments	(3)	(26)
Other, net	—	(2)

	(59)	(84)

(Loss) income from continuing operations before income taxes	(66)	70
Income taxes	8	40

(Loss) income from continuing operations	(74)	30

(Loss) from discontinued operations, net	—	(16)

Net (loss) income	(74)	14
Less: Net income attributable to noncontrolling interest	(7)	(12)

Net (loss) income attributable to Masco Corporation	$(81)	$2

(Loss) earnings per common share attributable to Masco Corporation:
Basic:
(Loss) income from continuing operations	$(.23)	$.04
(Loss) from discontinued operations, net	—	(.04)

Net (loss) income	$(.23)	$—

Diluted:
(Loss) income from continuing operations	$(.23)	$.04
(Loss) from discontinued operations, net	—	(.04)

Net (loss) income	$(.23)	$—

Amounts attributable to Masco Corporation:
(Loss) income from continuing operations	$(81)	$18
(Loss) from discontinued operations, net	—	(16)

Net (loss) income	$(81)	$2

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In Millions)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$53	$190
(Increase) in receivables	(156)	(174)
Decrease (increase) in inventories	30	(64)
Increase (decrease) in accounts payable and accrued liabilities, net	25	(60)

Net cash (for) operating activities	(48)	(108)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	1	5
Payment of debt	(3)	(10)
Purchase of Company common stock	(11)	(100)
Cash dividends paid	(85)	(84)

Net cash (for) financing activities	(98)	(189)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(27)	(43)
Proceeds from disposition of:
Marketable securities	3	9
Other financial investments, net	3	4
Businesses, net of cash disposed	—	8
Property and equipment	—	2
Acquisition of businesses, net of cash acquired	(8)	—
Other, net	(9)	(1)

Net cash (for) investing activities	(38)	(21)

Effect of exchange rate changes on cash and cash investments	(31)	34

CASH AND CASH INVESTMENTS:
Decrease for the period	(215)	(284)
Cash at businesses held for sale	—	(8)
At January 1	1,028	922

At March 31	$813	$630

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2009 and the results of operations and changes in cash flows for the three months ended March 31, 2009 and 2008. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2009 presentation in the condensed consolidated financial statements. The results of operations related to 2008 discontinued operations have been separately stated in the accompanying condensed consolidated statement of income for the three months ended March 31, 2008. In the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2008, cash flows of discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination under FAS No. 141(R). FSP No. FAS 141(R)-1 is effective for the Company for any business combination that is completed subsequent to January 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value under FAS No. 157 when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. FSP No. FAS 157-4 is effective for the quarter ended June 30, 2009 and the Company does not anticipate any significant adjustments to the Company’s estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. FSP No. FAS 115-2 and FAS 124-2 is effective for the quarter ended June 30, 2009 and the Company does not anticipate any significant adjustments to the Company’s condensed consolidated financial statements upon adoption.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note A – concluded:
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for the quarter ended June 30, 2009 and the Company does not anticipate that this staff position will have a significant effect on its condensed consolidated financial statements.

B.	During the first quarter of 2008, the Company determined that several European business units were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition; the dispositions were completed in August 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Company accounted for the 2008 dispositions as discontinued operations.

In the first quarter of 2008, the Company recognized a charge for those business units that were expected to be divested at a loss, which included estimated expenses for fees expected to be incurred. The impairment of assets related to the discontinued operations primarily includes the write-down of goodwill of $24 million and other assets of $19 million.

The impairment charge in the first quarter of 2008 included $6 million related to a business unit that was reclassified from discontinued operations to continuing operations in the third quarter of 2008, since the business unit would not be sold. The related assets and liabilities were also reclassified out of assets and liabilities held for sale. In addition, the Company recognized pre-tax income of $6 million for the three months ended September 30, 2008 related to the reversal of the impairment charge recorded in the first quarter of 2008. The income resulted from an adjustment of the assets to the lower of the carrying value, prior to inclusion in assets held for sale, adjusted for depreciation expense, or current market value. As a result, this business unit is reported in continuing operations in 2008 and 2009; the related charge of $6 million is reported in continuing operations in 2008.

Selected financial information for these discontinued operations was as follows, in millions:

Three Months Ended
March 31, 2008
Net sales	$62

Income from discontinued operations	$7
Impairment of assets held for sale	(43)

(Loss) before income tax	(36)
Income tax benefit	20

(Loss) from discontinued operations, net	$(16)

The 2008 discontinued operations were previously included in the Plumbing Products segment and the Other Specialty Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At March 31, 2009, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense (income) and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three months ended
	March 31,
	2009	2008
Long-term stock awards	$8	$12
Stock options	7	8
Phantom stock awards and stock appreciation rights	—	(1)

Total	$15	$19

Income tax benefit	$6	$7

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2009	2008
Unvested stock award shares at January 1	8	9
Weighted average grant date fair value	$26	$28

Stock award shares granted	2	1
Weighted average grant date fair value	$8	$22

Stock award shares vested	(1)	(1)
Weighted average grant date fair value	$26	$27

Stock award shares forfeited	—	—
Weighted average grant date fair value	$27	$29

Unvested stock award shares at March 31	9	9
Weighted average grant date fair value	$22	$26
At March 31, 2009 and 2008, there was $160 million and $197 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2009 and 2008 was $11 million and $20 million, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C – continued:
Stock Options

The Company granted 5,694,000 of stock option shares in the three months ended March 31, 2009 with a grant date exercise price approximating $8 per share. In the first three months of 2009, 291,000 stock option shares were forfeited (including options that expired unexercised).

The Company’s stock option activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2009	2008
Option shares outstanding, January 1	31	26
Weighted average exercise price	$25	$27

Option shares granted, including restoration options	6	—
Weighted average exercise price	$8	$—

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$—	$—
Weighted average exercise price	$—	$20

Option shares forfeited	—	—
Weighted average exercise price	$25	$31

Option shares outstanding, March 31	37	26
Weighted average exercise price	$23	$27
Weighted average remaining option term (in years)	7	6

Option shares vested and expected to vest, March 31	36	26
Weighted average exercise price	$23	$27
Aggregate intrinsic value (A)	$—	$1	million
Weighted average remaining option term (in years)	7	6

Option shares exercisable (vested), March 31	17	14
Weighted average exercise price	$26	$25
Aggregate intrinsic value (A)	$—	$1	million
Weighted average remaining option term (in years)	4	5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares. At March 31, 2009, all exercise prices exceed the Company’s stock price, resulting in zero intrinsic value.

At March 31, 2009 and 2008, there was $63 million and $65 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2009 and three years in 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C – concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

Three Months Ended
March 31, 2009
Weighted average grant date fair value	$2.22
Risk-free interest rate	2.59%
Dividend yield	3.74%
Volatility factor	39.00%
Expected option life	6 years
D.	The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	March 31,
	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$4	$—	$5	$1
Interest cost	11	2	14	2
Expected return on plan assets	(8)	—	(16)	—
Recognized prior service cost	—	1	—	—
Recognized curtailment loss	3	5	—	—
Recognized net loss	5	—	1	—

Net periodic pension cost	$15	$8	4	3

In March 2009, based on management’s recommendation, the Board of Directors approved a plan to freeze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. The freeze is effective January 1, 2010. As a result of this action, the liabilities for the plans impacted by the freeze were remeasured and the Company recognized a charge of $8 million in the first quarter of 2009. In addition, the Company expects net periodic pension costs related to the domestic defined-benefit pension plans that were remeasured to decrease by approximately $14 million in 2009 to $31 million from the original forecast of $45 million at December 31, 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
     Note D – concluded:
Assumptions

Major assumptions used in accounting for the Company’s domestic defined-benefit pension plans that have been frozen were as follows:

At March 31, 2009
Discount rate for obligations	7.3%
Expected return on plan assets	8.0%
Discount rate for net periodic pension cost	6.1%
The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the March 31, 2009 Citigroup Pension Discount Curve. Such rates for the Company’s domestic defined-benefit pension plans that have been frozen ranged from 7.0 percent to 7.4 percent, with the most significant portion of the liabilities having a discount rate for obligations of 7.4 percent at March 31, 2009.

The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based upon the current and long-term target asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense was March 31.

E.	The changes in the carrying amount of goodwill for the three months ended March 31, 2009, by segment, were as follows, in millions:

	At			At
	Dec. 31, 2008	Additions (A)	Other(B)	Mar. 31, 2009
Cabinets and Related Products	$225	$—	$(2)	$223
Plumbing Products	248	3	(11)	240
Installation and Other Services	1,768	—	—	1,768
Decorative Architectural Products	294	—	—	294
Other Specialty Products	836	—	—	836

Total	$3,371	$3	$(13)	$3,361

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation.
Other indefinite-lived intangible assets were $194 million and $195 million at March 31, 2009 and December 31, 2008, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $102 million (net of accumulated amortization of $59 million) at March 31, 2009 and $104 million (net of accumulated amortization of $56 million) at December 31, 2008, and principally included customer relationships and non-compete agreements.

F.	Depreciation and amortization expense was $62 million and $60 million for the three months ended March 31, 2009 and 2008, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
G.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2009	2008
Asahi Tec Corporation – common and preferred stock	$69	$73
TriMas Corporation common stock	4	3
Auction rate securities	22	22
Marketable securities	—	3
Private equity funds	132	138
Other investments	9	10

Total	$236	$249

The Company’s investments in available-for-sale securities at March 31, 2009 and December 31, 2008 (including marketable securities, auction rate securities, Asahi Tec common and preferred stock and TriMas common stock) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
March 31, 2009	$72	$23	$—	$95

December 31, 2008	$75	$26	$—	$101

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – continued:
The Company’s investments in private equity funds and other private investments are carried at cost. It is not practicable for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine the fair value for each fund. These investments are evaluated quarterly for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. The Company determined that the decline in the estimated value of two private equity fund investments (with a carrying value of $33 million prior to the impairment) was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $3 million for the quarter ended March 31, 2009.

The remaining private equity investments at March 31, 2009 and December 31, 2008, with an aggregate carrying value of $102 million and $95 million, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – concluded:
Income (loss) from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended
	March 31,
	2009	2008
Realized gains from marketable securities	$—	$—
Realized losses from marketable securities	—	(3)
Dividend income from marketable securities	—	—
Income from other investments, net	—	—
Dividend income from other investments	—	—

Income (loss) from financial investments, net	$—	$(3)

Impairment charges:
TriMas Corporation	$—	$(22)
Private equity funds	(3)	(4)

Total impairment charges	$(3)	$(26)

H.	At March 31, 2009 and 2008, the Company had entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At March 31, 2009 and 2008, the Company had recorded a $1 million and $0 million loss, respectively, on the foreign currency exchange contract, which is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net.

At March 31, 2009 and 2008, the Company, including certain European operations, also had entered into foreign currency forward contracts to manage exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded a $3 million gain and a $1 million loss to reflect the contract prices at March 31, 2009 and 2008, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

I.	At both March 31, 2009 and December 31, 2008, there were outstanding $108 million principal amount of Zero Coupon Convertible Senior Notes due 2031, with an accreted value of $54 million.

The Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”) effective January 1, 2009. The adoption of FSP No. APB 14-1 will have no impact on 2009 results; the Company recorded a $1 million cumulative effect of accounting change as of January 1, 2007 and the adoption had no impact on the Company’s condensed consolidated financial statements for the periods ended March 31, 2009 and 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	On January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities. On January 1, 2009, the Company adopted SFAS No. 157 for its non-financial assets and liabilities; such adoption did not have a significant effect on its condensed consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – continued:
Financial assets and (liabilities) measured at fair value on a recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Mar. 31,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$68	$—	$—	$68
Common stock	1	1	—	—
Foreign currency exchange contracts (A)	2	—	2	—
Auction rate securities	22	—	—	22
TriMas Corporation	4	4	—	—

Total	$97	$5	$2	$90

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$72	$—	$—	$72
Common stock	1	1	—	—
Foreign currency exchange contracts (A)	(14)	—	(14)	—
Auction rate securities	22	—	—	22
Marketable securities	3	3	—	—
TriMas Corporation	3	3	—	—
Other investments	3	—	3	—

Total	$90	$7	$(11)	$94

(A)	The foreign currency exchange contracts include contracts entered into to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies and to manage exposure to currency fluctuations in the European euro and U.S. dollar. The loss on the foreign currency exchange contracts is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – continued:
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the quarter ended March 31, 2009 and the year ended December 31, 2008, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	—	—	—
Unrealized (losses)	(4)	—	(4)
Purchases, issuances, settlements	—	—	—

Fair value at March 31, 2009	$68	$22	$90

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2008	$55	$22	$77
Total losses included in earnings	—	—	—
Unrealized gains	17	—	17
Purchases, issuances, settlements	—	—	—

Fair value at December 31, 2008	$72	$22	$94

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – concluded:
Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

Fair Value Measurements Using
Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Mar. 31,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$30	$—	$—	$30	$(3)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$43	$—	$—	$43	$(23)
Other private investments	4	—	—	4	(3)

	$47	$—	$—	$47	$(26)

During the first quarter of 2009, the Company determined that the decline in the estimated value of two private equity fund investments was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $3 million. During 2008, the Company determined that the decline in the estimated value of six private equity funds was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $23 million for the year ended December 31, 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”). At March 31, 2009 and December 31, 2008, the Company owns 68 percent of Hansgrohe AG. SFAS No. 160 requires the reclassification of the Company’s noncontrolling interest in Hansgrohe AG to shareholders’ equity from deferred income taxes and other. At December 31, 2008, the Company did not have a balance in paid-in capital due to the repurchases of Company common stock. The Company’s activity in shareholders’ equity was as follows, in millions:

					Accumulated
					Other
		Common	Paid-in-	Retained	Comprehensive	Noncontrolling
	Total	Shares	Capital	Earnings	Income	Interest
Balance, January 1, 2008	$4,142	$359	$—	$2,969	$661	$153

Net (loss) income	(352)			(391)		39
Cumulative translation adjustments	(221)				(210)	(11)
Unrealized gain on marketable securities, net of income tax of $4	7				7
Prior service cost and net loss, net of income tax benefit of $86	(150)				(150)

Total comprehensive (loss) income	(716)					28
Shares issued	1	1
Shares retired:
Repurchased	(160)	(9)	(71)	(80)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(357)			(336)		(21)
Stock-based compensation	78		78

Balance, December 31, 2008	$2,981	$351	$—	$2,162	$308	$160

Net (loss) income	(74)			(81)		7
Cumulative translation adjustments	(79)				(68)	(11)
Unrealized gain on marketable securities, net of income tax of $2	2				2
Prior service cost and net loss, net of income tax of $36	62				62

Total comprehensive (loss) income	(89)					(4)
Shares issued	—	1	(1)
Shares retired:
Repurchased	(11)	(2)	(9)
Surrendered (non-cash)	(3)		(3)
Cash dividends declared	(27)			(27)
Stock-based compensation	15		15

Balance, March 31, 2009	$2,866	$350	$2	$2,054	$304	$156

Noncontrolling interest includes accumulated other comprehensive income of $14 million, $25 million and $36 million at March 31, 2009, and December 31, 2008 and January 1, 2008, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note K — concluded:
In the first quarter of 2009, the Company announced the reduction of its quarterly dividend to $.075 per common share ($.30 per common share annually) from $.235 per common share ($.94 per common share annually). On the basis of amounts paid (declared), cash dividends per common share were $.235 ($.075) and $.23 ($.23) for the three months ended March 31, 2009 and 2008, respectively.
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended
	March 31, 2008
	Attributable to	Noncontrolling
	Masco Corporation	Interest
Net income	$2	$12
Other comprehensive income:
Cumulative translation adjustments, net	107	17
Unrealized gain on marketable securities, net	7	—
Prior service cost and net loss, net	1	—

Total comprehensive income	$117	$29

The unrealized gain on marketable securities, net, is net of income tax of $4 million for the three months ended March 31, 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2009	2008	2009	2008
	Net Sales(A)		Operating (Loss) Profit
The Company’s operations by segment were:
Cabinets and Related Products	$395	$596	$(28)	$28
Plumbing Products	606	821	30	99
Installation and Other Services	317	486	(36)	(6)
Decorative Architectural
Products	386	379	75	74
Other Specialty Products	115	168	(7)	8

Total	$1,819	$2,450	$34	$203

The Company’s operations by geographic area were:
North America	$1,434	$1,893	$19	$149
International, principally Europe	385	557	15	54

Total	$1,819	$2,450	34	203

General corporate expense, net			(33)	(43)
Charge for defined-benefit plan curtailment (B)			(8)	—
Charge for planned disposition of business (C)			—	(6)

Operating (loss) profit			(7)	154
Other income (expense), net			(59)	(84)

(Loss) income from continuing operations before income taxes			$(66)	$70

(A)	Inter-segment sales were not material.

(B)	In March 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.

(C)	See Note B to the condensed consolidated financial statements.
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2009	2008
Income from cash and cash investments	$3	$6
Income (loss) from financial investments, net (Note G)	—	(3)
Other items, net	(3)	(5)

Total other, net	$—	$(2)

Other items, net, for the first quarter of 2009 and 2008 included $2 million and $11 million, respectively, of currency losses.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2009	2008
Numerator (basic and diluted):
(Loss) income from continuing operations	$(81)	$18
Dividends on restricted stock awards	(1)	(2)

(Loss) income from continuing operations attributable to common shareholders	$(82)	$16
(Loss) from discontinued operations, net	—	(16)

Net (loss) income available to common shareholders	$(82)	$—

Denominator:
Basic common shares (based upon weighted average)	351	356
Add:
Contingent common shares	—	—
Stock option dilution	—	—

Diluted common shares	351	356

Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities under FSP EITF 03-6-1. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in the Company’s diluted share calculation using the treasury stock method. At March 31, 2009, the Company did not allocate any loss to the unvested stock awards (participating securities), due to the anti-dilutive effect.
At March 31, 2009 and 2008, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at March 31, 2009 and 2008 did not exceed the equivalent accreted value of the Notes.
Additionally, 37 million common shares and 22 million common shares for the three months ended March 31, 2009 and 2008, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N — concluded:
In the first quarter of 2009, the Company granted approximately two million shares of stock awards. In the first quarter of 2009, the Company also repurchased and retired approximately two million shares of Company common stock, for cash aggregating $11 million to offset the dilutive impact of stock awards. At March 31, 2009, the Company had 30 million shares of its common stock remaining under the May 2007 Board of Directors repurchase authorization.

O.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit has been brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia alleging that certain practices violate provisions of the federal antitrust laws. In February 2009, the federal court in Atlanta certified a class of 377 insulation contractors. Two additional lawsuits, seeking class action status and alleging anticompetitive conduct, were filed against the Company and a number of its insulation suppliers. One of these lawsuits was filed in a Florida state court and has been dismissed by the court with prejudice. The other lawsuit was filed in federal court in northern California and was subsequently transferred to federal court in Atlanta, Georgia. The Company is vigorously defending the pending cases. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment. There cannot be any assurance that the Company will ultimately prevail in the remaining lawsuits, or, if unsuccessful, that the ultimate liability would not be material and would not have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

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

Several California-based installation subsidiaries of the Company were named as defendants in an alleged employment related class action lawsuit arising under state law. In March 2009, the Court granted final approval of the $9 million settlement and the Company has since satisfied its payment obligations under the order.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
P.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2009	December 31, 2008
Balance at January 1	$119	$133
Accruals for warranties issued during the period	2	42
Accruals related to pre-existing warranties	1	6
Settlements made (in cash or kind) during the period	(7)	(53)
Other, net	(2)	(9)

Balance at end of period	$113	$119

Q.	The unusual relationship between income tax expense and loss from continuing operations before income taxes in the first quarter of 2009 results primarily from an increase in the valuation allowance on the 2008 net operating loss carryforward of $3 million due to the anticipated continued losses of certain subsidiaries during 2009, losses in certain state and local jurisdictions providing no tax benefit and limitations on the tax benefit of foreign tax credits due to the anticipated U.S. Federal loss carryback.

During the first quarter of 2009, the Company did not record a material change in its liability for unrecognized tax benefits or related accrued interest and penalties. As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for unrecognized tax benefits could be reduced by approximately $17 million.

R.	Subsequent Event. At the Company’s request, in late April 2009, the Company and its Bank Group modified the terms of its Five-Year Revolving Credit Facility, which expires February 2011. After reviewing its anticipated liquidity position, the Company requested that the maximum amount the Company could borrow under this facility be reduced to $1.25 billion from $2.0 billion; in addition, the debt to total capitalization ratio has been increased from 60 percent to 65 percent. The debt to total capitalization ratio and the minimum net worth covenant have also been amended to allow the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges that would negatively impact shareholders’ equity. As a result, under the terms of the Amended Credit Facility, the Company’s borrowing capacity increased to $1.25 billion. The Company incurred approximately $2 million of fees and expenses associated with the Amendment. The Company, if the facility is utilized, will incur higher borrowing costs as a result of the Amendment.

At March 31, 2009, the Company was in compliance with the requirements of the Five-Year Revolving Credit Facility prior to the modifications.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2009 VERSUS FIRST QUARTER 2008
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating (loss) profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent (Decrease)
	March 31,		Increase
	2009	2008	2009 vs. 2008
Net Sales:
Cabinets and Related Products	$395	$596	(34%)
Plumbing Products	606	821	(26%)
Installation and Other Services	317	486	(35%)
Decorative Architectural Products	386	379	2%
Other Specialty Products	115	168	(32%)

Total	$1,819	$2,450	(26%)

North America	$1,434	$1,893	(24%)
International, principally Europe	385	557	(31%)

Total	$1,819	$2,450	(26%)

	Three Months Ended
	March 31,
	2009	2008
Operating (Loss) Profit Margins: (A)
Cabinets and Related Products	(7.1%)	4.7%
Plumbing Products	5.0%	12.1%
Installation and Other Services	(11.4%)	(1.2%)
Decorative Architectural Products	19.4%	19.5%
Other Specialty Products	(6.1%)	4.8%

North America	1.3%	7.9%
International, principally Europe	3.9%	9.7%
Total	1.9%	8.3%
Operating (loss) profit margins, as reported	(.4%)	6.3%

(A)	Before general corporate expense, net, of $33 million and $43 million for the three months ended March 31, 2009 and 2008, respectively. Before the charge for defined-benefit plan curtailment of $8 million for the three months ended March 31, 2009.
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

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NET SALES
     Net sales in the first quarter of 2009 decreased 26 percent from the comparable period in 2008. Excluding results from acquisitions and the effect of currency translation, net sales decreased 23 percent compared to 2008. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2009	2008
Net sales, as reported	$1,819	$2,450
Acquisitions	(6)	—

Net sales, excluding acquisitions	1,813	2,450
Currency translation	85	—

Net sales, excluding acquisitions and the effect of currency translation	$1,898	$2,450

     Net sales from North American operations decreased in the first quarter of 2009, primarily due to the continuing decline in the new home construction market, which reduced sales by approximately 14 percent compared to 2008 and a continued decline in consumer spending for home improvement products, which reduced sales by approximately 12 percent compared to 2008. North American net sales for the first quarter of 2009 were negatively affected by lower sales volume of installation and other services, certain plumbing products, cabinets, and windows and doors, as well as a less favorable product mix, partially offset by selling price increases.
     In local currencies, net sales from International operations decreased in the first quarter of 2009 by approximately 18 percent compared to 2008, primarily due to lower sales volume of plumbing products, cabinets and windows. Net sales from International operations decreased due to a stronger U.S. dollar, which decreased International net sales by 13 percent. Such sales declines were partially offset by selling price increases of approximately three percent.
     Net sales of Cabinets and Related Products decreased in the first quarter of 2009, due to lower sales volume of cabinets in the new home construction and retail markets, as well as a less favorable product mix, which, combined, reduced sales in this segment by approximately 31 percent compared to 2008. A stronger U.S. dollar decreased sales in this segment by three percent compared to 2008. In local currencies, net sales of International operations also reduced sales in this segment. Such sales declines were partially offset by selling price increases and acquisitions.
     Net sales of Plumbing Products decreased in the first quarter of 2009, due to lower sales volume to North American retailers and wholesalers, as well as a less favorable product mix, which reduced sales by approximately 13 percent compared to 2008. In local currencies, net sales of International operations reduced sales in this segment by approximately ten percent compared to 2008. A stronger U.S. dollar decreased sales in this segment by seven percent compared to 2008. Such sales declines were partially offset by selling price increases.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Installation and Other Services decreased in the first quarter of 2009, primarily due to significantly lower sales volume related to the continuing slowdown in the new home construction market.
     Net sales of Decorative Architectural Products increased in the first quarter of 2009, primarily due to increased sales volume and late 2008 selling price increases related to paints and stains, which offset lower retail sales volume of builders’ hardware.
     Net sales of Other Specialty Products decreased in the first quarter of 2009, primarily due to lower sales volume of windows and doors related to the continuing slowdown in the new home construction market, particularly in the western United States, which decreased sales in this segment by approximately 20 percent compared to 2008. In local currencies, net sales of International operations reduced sales in this segment by approximately four percent compared to 2008. A stronger U.S. dollar decreased sales in this segment by six percent compared to 2008.
OPERATING MARGINS
     The Company’s gross profit margin was 22.9 percent for the first quarter of 2009 compared with 25.7 percent for the comparable period in 2008. Selling, general and administrative expenses declined to $415 million in the first quarter of 2009 from $476 million in the first quarter of 2008; however, as a percentage of sales, such expenses were 22.8 percent for the first quarter of 2009 and 19.4 percent for the comparable period of 2008, reflecting lower sales volume and the related under-absorption of fixed costs. Selling, general and administrative costs also increased in 2009 due to increased severance and system implementation charges, as well as increased bad debt expense of $2 million, principally related to the new home construction market. The first quarter of 2009 operating margin was negatively affected by lower sales volume of the Company’s products discussed above and increased material costs, partially offset by increased selling prices.
     The Company has been focused on the strategic rationalization of its businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating (loss) profit in the first quarter of 2009 and 2008 includes $24 million and $9 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. During the first quarter of 2009, the Company closed two manufacturing facilities, reduced headcount by 3,000 employees and reduced installation branches by six locations. Based on current plans, the Company anticipates costs and charges related to the Company’s business rationalizations and other initiatives to approximate $70 million in 2009. The Company continues to evaluate its businesses and may implement additional rationalization programs based on changes in the Company’s markets which could result in further costs and charges.
     The operating loss in the Cabinets and Related Products segment for the first quarter of 2009 reflects lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs and a less favorable product mix which, on a combined basis, reduced operating margins by approximately nine percentage points compared to 2008. In 2009, operating margins were also negatively affected by increased bad debt expense and severance and plant closure costs.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The decrease in operating profit margin in the Plumbing Products segment for the first quarter of 2009 reflects lower sales volume and a less favorable product mix, partially offset by increased selling prices.
     The increase in operating loss in the Installation and Other Services segment for the first quarter of 2009 is primarily due to lower sales volume and the related under-absorption of fixed costs, as well as increased system implementation expenses.
     The decrease in operating profit margin in the Decorative Architectural Products segment for the first quarter of 2009 is primarily due to higher material costs, which were partially offset by increased selling prices, as well as lower advertising costs related to builders’ hardware.
     The operating loss in the Other Specialty Products segment for the first quarter of 2009 reflects lower sales volume of windows and doors and the related under-absorption of fixed costs, as well as increased severance and plant closure costs.
OTHER INCOME (EXPENSE), NET
     In the first quarter of 2009, the Company recognized non-cash, pre-tax impairment charges aggregating $3 million related to financial investments in private equity funds.
     Other, net, for the first quarter of 2009 included currency losses of $2 million.
     In the first quarter of 2008, the Company recognized non-cash, pre-tax impairment charges aggregating $26 million related to financial investments in TriMas Corporation common stock ($22 million) and a private equity fund ($4 million).
     Other, net, for the first quarter of 2008 included $3 million of realized losses, net, from the sale of marketable securities, and currency losses of $11 million.
     Interest expense was $56 million for both the first quarter of 2009 and 2008.
(LOSS) INCOME AND (LOSS) EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     (Loss) and diluted (loss) per common share from continuing operations for the first quarter of 2009 were $(81) million or $(.23) per common share compared with income of $18 million or $.04 per common share for the comparable period of 2008. In the first quarter of 2009, the Company incurred tax expense of $8 million on a pre-tax loss of $(66) million primarily due to an increase in the valuation allowance related to the net operating loss carryforward and losses in certain jurisdictions providing no tax benefit. The Company’s effective tax rate for the three months ended March 31, 2008 was 57 percent, reflecting the repatriation of foreign earnings.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.8 to 1 and 2.1 to 1 at March 31, 2009 and December 31, 2008, respectively.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the three months ended March 31, 2009, cash of $48 million was used for operating activities. Cash used for financing activities was $98 million, and included $85 million for the payment of cash dividends and $11 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of stock awards. Net cash used for investing activities was $38 million and included $27 million for capital expenditures and $8 million for the purchase of businesses, offset in part by $6 million of net proceeds from the sale of financial investments.
     First quarter 2009 cash from operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable compared with December 31, 2008.
     The Company’s cash and cash investments decreased to $813 million at March 31, 2009 from $1,028 million at December 31, 2008. The Company’s cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities. While the Company attempts to diversify these investments in a prudent manner to minimize risk, it is possible that the recent global turmoil in the financial markets could result in failures of additional financial institutions or other events and thereby affect the security or availability of these investments.
     At March 31, 2009, the Five-Year Revolving Credit Agreement contains limitations on additional borrowings; the Company had additional borrowing capacity of up to $319 million. At March 31, 2009, the Five-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; the Company’s net worth exceeded such requirement by $780 million.
     At the Company’s request, in late April 2009, the Company and its Bank Group modified the terms of its Five-Year Revolving Credit Facility, which expires February 2011. After reviewing its anticipated liquidity position, the Company requested that the maximum amount the Company could borrow under this facility be reduced to $1.25 billion from $2.0 billion; in addition, the debt to total capitalization ratio has been increased from 60 percent to 65 percent. The debt to total capitalization ratio and the minimum net worth covenant have also been amended to allow the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges that would negatively impact shareholders’ equity. As a result, under the terms of the Amended Credit Facility, the Company’s borrowing capacity increased to $1.25 billion. The Company incurred approximately $2 million of fees and expenses associated with the Amendment. The Company, if the facility is utilized, will incur higher borrowing costs as a result of the Amendment.
     The Company also announced the reduction of its quarterly dividend to $.075 per common share ($.30 per common share annually) from $.235 per common share ($.94 per common share annually).
     The Company is subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note O to the condensed consolidated financial statements discusses certain specific claims pending against the Company.
     The Company believes that its present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund its working capital and other investment needs.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK FOR THE COMPANY
     Business conditions remain difficult in the Company’s markets. The Company estimates that 2009 housing starts will decline 40 percent to approximately 550,000 units. The Company also anticipates that consumer spending for home improvement products and demand for certain of the Company’s International products will continue at depressed levels in the near-term.
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
     The Company believes that its financial position (including cash of over $800 million at March 31, 2009, its ability to generate positive cash flow during 2009 and unused bank lines) together with its current strategy of investing in leadership brands, innovative growth and flexible and scalable supply chains, will allow the Company to drive long-term growth and create value for our shareholders.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the first quarter of 2009, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Builder Cabinet Group and began the implementation of the final phase of an ERP implementation at Masco Contractor Services, two of the Company’s larger business units. In addition, the Company implemented an improved global financial consolidation reporting and analysis tool utilized in developing the Company’s consolidated financial statements. These new systems represent process improvement initiatives and are not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, these business process initiatives are significant in scale and complexity and will result in modifications to certain internal controls. These systems are designed to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding certain legal proceedings involving the Company is set forth in Note O to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2009, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
1/1/09- 1/31/09	—	$—	—	32

2/1/09- 2/28/09	—	$—	—	32

3/1/09- 3/31/09	2	$4.87	2	30

Total for the quarter	2	$4.87	2	30
Items 3 through 5 are not applicable.
Item 6. Exhibits

4 -	Amendment No. 2 to Five-Year Revolving Credit Agreement dated as of April 22, 2009 among Masco Corporation and Masco Europe S.á.r.l., as borrowers, the banks parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

12 -	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32 -	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer
April 30, 2009

MASCO CORPORATION
EXHIBIT INDEX

Exhibit
Exhibit 4	Amendment No. 2 to Five-Year Revolving Credit Agreement dated as of April 22, 2009 among Masco Corporation and Masco Europe S.á.r.l., as borrowers, the banks parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code