Form 10-Q
period 2009-06-30
MASCO CORP /DE/
filed 2009-07-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes           ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2009

Common stock, par value $1.00 per share	359,200,000

MASCO CORPORATION

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2009 and December 31, 2008
(In Millions, Except Share Data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash investments	$926	$1,028
Receivables	1,236	999
Prepaid expenses and other	346	332
Inventories:
Finished goods	475	483
Raw material	308	333
Work in process	103	125

	886	941

Total current assets	3,394	3,300

Property and equipment, net	2,066	2,136
Goodwill	3,378	3,371
Other intangible assets, net	295	299
Other assets	354	377

Total assets	$9,487	$9,483

LIABILITIES
Current liabilities:
Notes payable	$370	$71
Accounts payable	637	531
Accrued liabilities	862	945

Total current liabilities	1,869	1,547

Long-term debt	3,610	3,915
Deferred income taxes and other	1,003	1,040

Total liabilities	6,482	6,502

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2009 – 350,000,000; 2008 – 351,400,000	350	351
Preferred shares authorized: 1,000,000; issued and outstanding: 2009 – None; 2008 – None	—	—
Paid-in capital	23	—
Retained earnings	2,082	2,162
Accumulated other comprehensive income	387	308

Total Masco Corporation’s shareholders’ equity	2,842	2,821
Noncontrolling interest	163	160

Total equity	3,005	2,981

Total liabilities and equity	$9,487	$9,483

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2009 and 2008
(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$2,036	$2,643	$3,855	$5,093
Cost of sales	1,490	1,943	2,893	3,763

Gross profit	546	700	962	1,330

Selling, general and administrative expenses	434	485	849	961
Charge for defined-benefit plan curtailment	—	—	8	—

Operating profit	112	215	105	369

Other income (expense), net:
Interest expense	(57)	(57)	(113)	(113)
Impairment charge for financial investments	(7)	(3)	(10)	(29)
Other, net	15	4	15	2

	(49)	(56)	(108)	(140)
Income (loss) from continuing operations before income taxes	63	159	(3)	229

Income taxes	1	75	9	115

Income (loss) from continuing operations	62	84	(12)	114

Income (loss) from discontinued operations, net	1	10	1	(6)

Net income (loss)	63	94	(11)	108
Less: Net income attributable to noncontrolling interest	8	12	15	24

Net income (loss) attributable to Masco Corporation	$55	$82	$(26)	$84

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
Income (loss) from continuing operations	$.15	$.20	$(.08)	$.24
Income (loss) from discontinued operations, net	—	.03	—	(.02)

Net income (loss)	$.15	$.23	$(.08)	$.23

Diluted:
Income (loss) from continuing operations	$.15	$.20	$(.08)	$.24
Income (loss) from discontinued operations, net	—	.03	—	(.02)

Net income (loss)	$.15	$.23	$(.08)	$.23

Amounts attributable to Masco Corporation:
Income (loss) from continuing operations	$54	$72	$(27)	$90
Income (loss) from discontinued operations, net	1	10	1	(6)

Net income (loss)	$55	$82	$(26)	$84

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(In Millions)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$217	$385
(Increase) in receivables	(225)	(193)
Decrease (increase) in inventories	68	(78)
Increase in accounts payable and accrued liabilities, net	50	65

Net cash from operating activities	110	179

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	2	—
Payment of debt	(5)	(13)
Purchase of Company common stock	(11)	(147)
Cash dividends paid	(112)	(168)
Dividend payment to noncontrolling interest	(16)	(22)

Net cash (for) financing activities	(142)	(350)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(50)	(92)
Proceeds from disposition of:
Marketable securities	3	9
Other financial investments, net	2	21
Businesses, net of cash disposed	—	151
Property and equipment	9	12
Acquisition of businesses, net of cash acquired	(8)	(17)
Other, net	(17)	(11)

Net cash (for) from investing activities	(61)	73

Effect of exchange rate changes on cash and cash investments	(9)	29

CASH AND CASH INVESTMENTS:
Decrease for the period	(102)	(69)
At January 1	1,028	922

At June 30	$926	$853

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2009 and the results of operations for the three months and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2009 presentation in the condensed consolidated financial statements. The results of operations related to 2008 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2008. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, cash flows of discontinued operations are not separately classified.

The Company has evaluated subsequent events through July 30, 2009, the date the Company’s condensed consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of SFAS No. 162,” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Standards Account Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for the quarter ended September 30, 2009 and will supersede all then-existing non-SEC accounting and reporting standards. Once SFAS No. 168 is in effect, all of its content will carry the same level of authority; the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its condensed consolidated financial statements or disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 effective June 30, 2009. The adoption of this pronouncement did not have an effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination under FAS No. 141(R). FSP No. FAS 141(R)-1 is effective for the Company for any business combination that is completed subsequent to January 1, 2009.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note A – concluded:
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value under FAS No. 157 when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. FSP No. FAS 157-4 is effective for the quarter ended June 30, 2009 and there were not any adjustments to the Company’s estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. FSP No. FAS 115-2 and FAS 124-2 is effective for the quarter ended June 30, 2009 and there were not any adjustments to the Company’s condensed consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for the quarter ended June 30, 2009 and the Company has disclosed the fair value of financial instruments in Note J to the condensed consolidated financial statements.
B.	During the second quarter of 2009, the Company recorded income of $1 million included in gain on disposal of discontinued operations related to cash received for a disposition completed in prior years.

During the first quarter of 2008, the Company determined that several European business units (previously included in the Plumbing Products segment and the Other Specialty Products segment) were not core to the Company’s long-term growth strategy and, accordingly, embarked on a plan of disposition; the dispositions were completed in August 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Company has accounted for the 2008 dispositions as discontinued operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note B – concluded:
The impairment charge in the first quarter of 2008 included $6 million related to a business unit that was reclassified from discontinued operations to continuing operations in the third quarter of 2008, since the business unit would not be sold. The related assets and liabilities were also reclassified out of assets and liabilities held for sale. In addition, the Company recognized pre-tax income of $6 million for the three months ended September 30, 2008 related to the reversal of the impairment charge recorded in the first quarter of 2008. The income resulted from an adjustment of the assets to the lower of the carrying value, prior to inclusion in assets held for sale, adjusted for depreciation expenses, or current market value. As a result, this business unit is reported in continuing operations in 2008 and 2009; the related charge of $6 million is reported in continuing operations in 2008.

Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net sales	$32	$94

Income from discontinued operations	$5	$12
Gain on disposal of discontinued operations	7	7
Impairment of assets held for sale	(2)	(45)

Income (loss) before income tax	10	(26)
Income tax benefit	—	20

Income (loss) from discontinued operations, net	$10	$(6)

The unusual relationship between income taxes and income (loss) before income taxes in 2008 (excluding the impairment charge for assets held for sale and the net gain on disposals) resulted primarily from certain losses providing no current tax benefit and from income not subject to taxes.
C.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At June 30, 2009, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense (income) and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Long-term stock awards	$13	$11	$21	$23
Stock options	8	10	15	18
Phantom stock awards and stock appreciation rights	2	(2)	2	(3)

Total	$23	$19	$38	$38

Income tax benefit	$9	$7	$14	$14

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C – continued:
In June 2009, the Company recognized $6 million of accelerated stock compensation expense (for previously granted stock awards and options) related to the retirement from full-time employment of the Company’s Executive Chairman of the Board of Directors; he will continue to serve as a non-executive, non-employee Chairman of the Board of Directors.

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2009	2008
Unvested stock award shares at January 1	8	9
Weighted average grant date fair value	$26	$28

Stock award shares granted	2	1
Weighted average grant date fair value	$8	$21

Stock award shares vested	1	1
Weighted average grant date fair value	$26	$27

Stock award shares forfeited	—	—
Weighted average grant date fair value	$26	$28

Unvested stock award shares at June 30	9	9
Weighted average grant date fair value	$22	$26
At June 30, 2009 and 2008, there was $144 million and $182 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years at both dates.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2009 and 2008 was $11 million and $21 million, respectively.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C – continued:
The Company granted 5,757,700 of stock option shares in the six months ended June 30, 2009 with a grant date exercise price approximating $8 per share. In the first half of 2009, 838,200 stock option shares were forfeited (including options that expired unexercised).

The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2009		2008
Option shares outstanding, January 1		31		26
Weighted average exercise price		$25		$27

Option shares granted, including restoration options		6		6
Weighted average exercise price		$8		$19

Option shares exercised		—		—
Aggregate intrinsic value on date of exercise (A)	$	— million	$	— million
Weighted average exercise price		$—		$20

Option shares forfeited		1		—
Weighted average exercise price		$25		$28

Option shares outstanding, June 30		36		32
Weighted average exercise price		$23		$25
Weighted average remaining option term (in years)		6		7

Option shares vested and expected to vest, June 30		36		31
Weighted average exercise price		$23		$25
Aggregate intrinsic value (A)		$8 million	$	— million
Weighted average remaining option term (in years)		6		7

Option shares exercisable (vested), June 30		20		16
Weighted average exercise price		$26		$26
Aggregate intrinsic value (A)	$	— million	$	— million
Weighted average remaining option term (in years)		5		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At June 30, 2009 and 2008, there was $54 million and $78 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2009 and four years in 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C – concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Six Months Ended
	June 30,
	2009	2008
Weighted average grant date fair value	$2.23	$3.73
Risk-free interest rate	2.59%	3.25%
Dividend yield	3.73%	4.95%
Volatility factor	39.07%	32.00%
Expected option life	6 years	6 years
D.	The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.
Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended June 30,
	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$1	$4	$—
Interest cost	8	1	14	2
Expected return on plan assets	(5)	—	(14)	—
Amortization of prior service cost	—	—	—	1
Recognized curtailment loss	—	—	—	—
Amortization of net loss	2	—	—	—

Net periodic pension cost	$7	$2	4	3

	Six Months ended June 30,
	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$6	$1	$9	$1
Interest cost	19	3	28	4
Expected return on plan assets	(13)	—	(30)	—
Amortization of prior service cost	—	1	—	1
Recognized curtailment loss	3	5	—	—
Amortization of net loss	7	—	1	—

Net periodic pension cost	$22	$10	8	6

In March 2009, based on management’s recommendation, the Board of Directors approved a plan to freeze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. The freeze is effective January 1, 2010. As a result of this action, the liabilities for the plans impacted by the freeze were remeasured and the Company recognized a curtailment charge of $8 million in the first quarter of 2009. In addition, the Company expects net periodic pension costs related to the domestic defined-benefit pension plans that were remeasured to decrease by approximately $14 million in 2009 to $31 million from the original forecast of $45 million at December 31, 2008.

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
E.	The changes in the carrying amount of goodwill for the six months ended June 30, 2009, by segment, were as follows, in millions:

	At			At
	Dec. 31, 2008	Additions (A)	Other(B)	June 30, 2009
Cabinets and Related Products	$225	$—	$—	$225
Plumbing Products	248	4	3	255
Installation and Other Services	1,768	—	—	1,768
Decorative Architectural Products	294	—	—	294
Other Specialty Products	836	—	—	836

Total	$3,371	$4	$3	$3,378

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation, reclassifications and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $196 million and $195 million at June 30, 2009 and December 31, 2008, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $99 million (net of accumulated amortization of $62 million) at June 30, 2009 and $104 million (net of accumulated amortization of $56 million) at December 31, 2008, and principally included customer relationships and non-compete agreements.
F.	Depreciation and amortization expense was $128 million and $119 million, respectively, for the six months ended June 30, 2009 and 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
G.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2009	2008
Asahi Tec Corporation – common and preferred stock	$69	$73
TriMas Corporation	8	3
Auction rate securities	22	22
Marketable securities	—	3
Private equity funds	126	138
Other investments	9	10

Total	$234	$249

The Company’s investments in available-for-sale securities at June 30, 2009 and December 31, 2008 (including marketable securities, auction rate securities, Asahi Tec Corporation common and preferred stock and TriMas Corporation) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
June 30, 2009	$72	$27	$—	$99

December 31, 2008	$75	$26	$—	$101

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – continued:
The Company’s investments in private equity funds and other private investments are carried at cost. It is not practicable for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine the fair value for each fund. These investments are evaluated quarterly for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. During the three months and six months ended June 30, 2009, the Company determined that the decline in the estimated value of three private equity funds (with a carrying value of $8 million prior to impairment) and five private equity funds (with a carrying value of $41 million prior to impairment), respectively, was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $7 million and $10 million, respectively, for the three months and six months ended June 30, 2009.
The remaining private equity investments, with an aggregate carrying value of $95 million at both June 30, 2009 and December 31, 2008, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G – concluded:
Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Realized gains from marketable securities	$—	$—	$—	$—
Realized losses from marketable securities	—	—	—	(3)
Dividend income from marketable securities	—	—	—	—
Income from other investments, net	—	3	—	3
Dividend income from other investments	—	—	—	—

Income from financial investments, net	$—	$3	$—	$—

Impairment charges:
Private equity funds	$(7)	$(3)	$(10)	$(7)
TriMas Corporation	—	—	—	(22)

Impairment charges	$(7)	$(3)	$(10)	$(29)

H.	During 2009 and 2008, the Company had entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At June 30, 2009 and December 31, 2008, the Company had recorded losses of $3 million and $16 million, respectively, on the foreign currency exchange contract, which is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months and six months ended June 30, 2009, the Company had recorded losses of $2 million and $3 million, respectively, related to these foreign currency exchange contracts. For both the three months and six months ended June 30, 2008, the Company had recorded a loss of $4 million related to these foreign currency exchange contracts.

During 2009 and 2008, the Company, including certain European operations, also had entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. At June 30, 2009 and December 31, 2008, the Company had recorded gains of $1 million and $2 million, respectively, on these contracts based upon period-end market prices. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months and six months ended June 30, 2009, the Company had recorded losses of $2 million and $1 million, respectively, related to these foreign currency exchange contracts. For the six months ended June 30, 2008, the Company had recorded a loss of $2 million related to these foreign currency exchange contracts.
In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
I.	At June 30, 2009 and December 31, 2008, there were outstanding $108 million principal amount of Zero Coupon Convertible Senior Notes due 2031, with an accreted value of $55 million and $54 million, respectively.
The Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”) effective January 1, 2009. The adoption of FSP No. APB 14-1 will have no impact on 2009 results; the Company recorded a $1 million cumulative effect of accounting change as of January 1, 2007 and the adoption had no impact on the Company’s condensed consolidated financial statements for the periods ended June 30, 2009 and 2008.
At the Company’s request, in late April 2009, the Company and its Bank Group modified the terms of its Five-Year Revolving Credit Facility, which expires February 2011. After reviewing its anticipated liquidity position, the Company requested that the maximum amount the Company could borrow under this facility be reduced to $1.25 billion from $2.0 billion; in addition, the debt to total capitalization ratio has been increased from 60 percent to 65 percent. The debt to total capitalization ratio and the minimum net worth covenant have also been amended to allow the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges that would negatively impact shareholders’ equity. Under the terms of the Amended Credit Facility, any outstanding Letters of Credit reduce the Company’s borrowing capacity. At June 30, 2009, the Company had $57 million of unused Letters of Credit; accordingly, the Company’s remaining borrowing capacity is approximately $1.2 billion. The Company incurred approximately $2 million of fees and expenses associated with the Amendment. The Company, if the facility is utilized, will incur higher borrowing costs as a result of the Amendment.
At June 30, 2009, the Company was in compliance with the requirements of the Amended Five-Year Revolving Credit Facility.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – continued:
Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	June 30,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$68	$—	$—	$68
Common stock	1	1	—	—
Foreign currency exchange contracts (A)	(2)	—	(2)	—
Auction rate securities	22	—	—	22
TriMas Corporation	8	8	—	—

Total	$97	$9	$(2)	$90

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$72	$—	$—	$72
Common stock	1	1	—	—
Foreign currency exchange contracts (A)	(14)	—	(14)	—
Auction rate securities	22	—	—	22
Marketable securities	3	3	—	—
TriMas Corporation	3	3	—	—
Other investments	3	—	3	—

Total	$90	$7	$(11)	$94

(A)	The foreign currency exchange contracts include contracts entered into to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies and to manage exposure to currency fluctuations in the European euro and U.S. dollar. The loss on the foreign currency exchange contracts is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – continued:
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the six months ended June 30, 2009 and the year ended December 31, 2008, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	—	—	—
Unrealized (losses)	(4)	—	(4)
Purchases, issuances, settlements	—	—	—

Fair value at June 30, 2009	$68	$22	$90

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2008	$55	$22	$77
Total losses included in earnings	—	—	—
Unrealized gains	17	—	17
Purchases, issuances, settlements	—	—	—

Fair value at December 31, 2008	$72	$22	$94

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – concluded:
Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy established by SFAS No. 157, were as follows, in millions:

Fair Value Measurements Using
Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	June 30,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$31	$—	$—	$31	$(10)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$43	$—	$—	$43	$(23)
Other private investments	4	—	—	4	(3)

	$47	$—	$—	$47	$(26)

During 2009, the Company determined that the decline in the estimated value of several private equity fund investments was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $7 million and $10 million, respectively, for the three months and six months ended June 30, 2009. During 2008, the Company determined that the decline in the estimated value of several private equity funds was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $23 million for the year ended December 31, 2008.
The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of long-term debt at June 30, 2009 was approximately $3.4 billion, compared with the aggregate carrying value of $4.0 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2008 was approximately $3.0 billion, compared with the aggregate carrying value of $3.9 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”). At June 30, 2009 and December 31, 2008, the Company owns 68 percent of Hansgrohe AG. SFAS No. 160 requires the reclassification of the Company’s noncontrolling interest in Hansgrohe AG to shareholders’ equity from deferred income taxes and other. At December 31, 2008, the Company did not have a balance in paid-in capital due to repurchases of Company common stock. The Company’s activity in shareholders’ equity was as follows, in millions:

					Accumulated
					Other
		Common	Paid-in-	Retained	Comprehensive	Noncontrolling
	Total	Shares	Capital	Earnings	Income	Interest
Balance, January 1, 2008	$4,142	$359	$—	$2,969	$661	$153

Net (loss) income	(352)			(391)		39
Cumulative translation adjustments	(221)				(210)	(11)
Unrealized gain on marketable securities, net of income tax of $4	7				7
Prior service cost and net loss, net of income tax benefit of $86	(150)				(150)

Total comprehensive (loss) income	(716)
Shares issued	1	1
Shares retired:
Repurchased	(160)	(9)	(71)	(80)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(357)			(336)		(21)
Stock-based compensation	78		78

Balance, December 31, 2008	$2,981	$351	$—	$2,162	$308	$160

Net (loss) income	(11)			(26)		15
Cumulative translation adjustments	16				12	4
Unrealized gain on marketable securities, net of income tax of $3	5				5
Prior service cost and net loss, net of income tax of $36	62				62

Total comprehensive income (loss)	72
Shares issued	—	1	(1)
Shares retired:
Repurchased	(11)	(2)	(9)
Surrendered (non-cash)	(3)		(3)
Cash dividends declared	(54)			(54)
Dividend payments to noncontrolling interest	(16)					(16)
Stock-based compensation	36		36

Balance, June 30, 2009	$3,005	$350	$23	$2,082	$387	$163

Noncontrolling interest includes accumulated other comprehensive income of $29 million, $25 million and $36 million at June 30, 2009, and December 31, 2008 and January 1, 2008, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note K – concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended
	June 30, 2009
	Attributable to	Noncontrolling
	Masco Corporation	Interest
Net income	$55	$8
Other comprehensive income (loss):
Cumulative translation adjustments	80	15
Unrealized gain on marketable securities, net	3	—
Prior service cost and net loss, net	—	—

Total comprehensive income	$138	$23

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net income	$82	$12	$84	$24
Other comprehensive income (loss):
Cumulative translation adjustments	(10)	(3)	97	14
Unrealized gain on marketable securities, net	1	—	8	—
Prior service cost and net loss, net	1	—	2	—

Total comprehensive income	$74	$9	$191	$38

The unrealized gain on marketable securities, net, is net of income tax of $1 million for the three months ended June 30, 2009, and $1 million and $5 million, respectively, for the three months and six months ended June 30, 2008. The prior service cost and net loss, net, is net of income tax of $1 million for both the three months and six months ended June 30,2008.
In the first quarter of 2009, the Company announced the reduction of its quarterly dividend to $.075 per common share ($.30 per common share annually) from $.235 per common share ($.94 per common share annually). On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.31 ($.15) for the three months and six months ended June 30, 2009, respectively. On the basis of amounts paid (declared), cash dividends per common share were $.23 ($.23) and $.46 ($.46) for the three months and six months ended June 30, 2008, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)

The Company’s operations by segment were:
Cabinets and Related Products	$419	$608	$(12)	$37	$814	$1,204	$(40)	$65
Plumbing Products	654	857	70	107	1,260	1,678	100	206
Installation and Other Services	312	508	(34)	4	629	994	(70)	(2)
Decorative Architectural Products	505	476	116	89	891	855	191	163
Other Specialty Products	146	194	7	13	261	362	—	21

Total	$2,036	$2,643	$147	$250	$3,855	$5,093	$181	$453

The Company’s operations by geographic area were:
North America	$1,630	$2,067	$119	$200	$3,064	$3,960	$138	$349
International, principally Europe	406	576	28	50	791	1,133	43	104

Total	$2,036	$2,643	147	250	$3,855	$5,093	181	453

General corporate expense, net			(27)	(35)			(60)	(78)
Accelerated stock compensation expense (B)			(6)	—			(6)	—
(Loss) on corporate fixed assets, net			(2)	—			(2)	—
Charge for defined-benefit plan curtailment (C)			—	—			(8)	—
Charge for planned disposition of business (D)			—	—			—	(6)

Operating profit			112	215			105	369
Other income (expense), net			(49)	(56)			(108)	(140)

Income (loss) from continuing operations before income taxes			$63	$159			$(3)	$229

(A)	Inter-segment sales were not material.

(B)	See Note C to the condensed consolidated financial statements.

(C)	In March 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.

(D)	See Note B to the condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income from cash and cash investments	$1	$5	$4	$11
Income from financial investments, net (Note G)	—	3	—	—
Other items, net	14	(4)	11	(9)

Total	$15	$4	$15	$2

Other items, net, included $11 million and $9 million of currency gains for the three months and six months ended June 30, 2009, respectively. Other items, net, included $4 million and $15 million of currency losses for the three months and six months ended June 30, 2008, respectively.

N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator (basic and diluted):
Income (loss) from continuing operations	$54	$72	$(27)	$90
Allocation to unvested restricted stock awards	(1)	(2)	(1)	(4)

Income (loss) from continuing operations attributable to common shareholders	53	70	(28)	86
Income (loss) from discontinued operations, net	1	10	1	(6)

Net income (loss) available to common shareholders	$54	$80	$(27)	$80

Denominator:
Basic common shares (based upon weighted average)	350	354	351	355
Add:
Contingent common shares	—	—	—	—
Stock option dilution	—	—	—	—

Diluted common shares	350	354	351	355

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N – concluded:
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities under FSP EITF 03-6-1. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in the Company’s diluted share calculation using the treasury stock method. For the six months ended June 30, 2009, the Company did not allocate any loss to the unvested restricted stock awards (participating securities), due to the anti-dilutive effect; however, dividends were allocated to the unvested restricted stock awards (participating securities) for both the three months and six months ended June 30, 2009. For the three months ended June 30, 2009, the Company allocated income to the unvested restricted stock awards (participating securities).

At June 30, 2009 and 2008, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2009 and 2008 did not exceed the equivalent accreted value of the Notes.

Additionally, 36 million common shares for both the three months and six months ended June 30, 2009, and 32 million common shares for both the three months and six months ended June 30, 2008 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first six months of 2009, the Company granted two million shares of stock awards. In the first half of 2009, the Company also repurchased and retired approximately two million shares of Company common stock, for cash aggregating $11 million to offset the dilutive impact of these stock awards. At June 30, 2009, the Company had 30 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

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

P.	Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2009	December 31, 2008
Balance at January 1	$119	$133
Accruals for warranties issued during the period	11	42
Accruals related to pre-existing warranties	2	6
Settlements made (in cash or kind) during the period	(19)	(53)
Other, net	(1)	(9)

Balance at end of period	$112	$119

Q.	Because the Company’s projected pre-tax income is near break-even, small changes in projected pre-tax income may cause large changes in the estimated annual effective tax rate thereby producing potentially unreliable estimates of tax expense. Since these small changes to pre-tax income are likely to occur, the Company recorded the tax expense for the first six months of 2009 using the actual effective tax rate on the year-to-date pre-tax income and did not use the estimated annual effective tax rate.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note Q – concluded:
The unusual relationship between income tax expense and loss from continuing operations before income taxes in the first six months of 2009 results primarily from an increase in the valuation allowance on the 2008 net operating loss carryforward of $4 million due to the anticipated continued losses of certain subsidiaries during 2009, losses in certain state and local jurisdictions providing no tax benefit and tax expense associated with foreign earnings that are not permanently reinvested.

During the first six months of 2009, the Company’s liability for unrecognized tax benefits and accrued interest and penalties decreased by $12 million and $3 million, respectively, due primarily to a settlement with a tax authority on various unrecognized tax benefits. As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for unrecognized tax benefits could be reduced by approximately $8 million.

For the three months and six months ended June 30, 2009, the Company reported tax expense of $1 million and $9 million, respectively, which is the result of applying a discrete tax rate for the six months ended June 30, 2009.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2009 AND THE FIRST SIX MONTHS 2009 VERSUS
SECOND QUARTER 2008 AND THE FIRST SIX MONTHS 2008
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		(Decrease) Increase
	2009	2008	2009 vs. 2008
Net Sales:
Cabinets and Related Products	$419	$608	(31%)
Plumbing Products	654	857	(24%)
Installation and Other Services	312	508	(39%)
Decorative Architectural Products	505	476	6%
Other Specialty Products	146	194	(25%)

Total	$2,036	$2,643	(23%)

North America	$1,630	$2,067	(21%)
International, principally Europe	406	576	(30%)

Total	$2,036	$2,643	(23%)

	Six Months Ended
	June 30,
	2009	2008
Net Sales:
Cabinets and Related Products	$814	$1,204	(32%)
Plumbing Products	1,260	1,678	(25%)
Installation and Other Services	629	994	(37%)
Decorative Architectural Products	891	855	4%
Other Specialty Products	261	362	(28%)

Total	$3,855	$5,093	(24%)

North America	$3,064	$3,960	(23%)
International, principally Europe	791	1,133	(30%)

Total	$3,855	$5,093	(24%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(2.9%)	6.1%	(4.9%)	5.4%
Plumbing Products	10.7%	12.5%	7.9%	12.3%
Installation and Other Services	(10.9%)	.8%	(11.1%)	(.2%)
Decorative Architectural Products	23.0%	18.7%	21.4%	19.1%
Other Specialty Products	4.8%	6.7%	—%	5.8%

North America	7.3%	9.7%	4.5%	8.8%
International, principally Europe	6.9%	8.7%	5.4%	9.2%
Total	7.2%	9.5%	4.7%	8.9%

Total operating profit margin, as reported	5.5%	8.1%	2.7%	7.2%

(A)	Before general corporate expense, net, the accelerated stock compensation expense, the charge for the defined-benefit plan curtailment, the (loss) on corporate fixed assets, net, and the charge for planned disposition of business; see Note L to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
NET SALES
     Net sales decreased for both the three-month and six-month periods ended June 30, 2009 from the comparable periods of 2008. Excluding results from acquisitions and the effect of currency translation, net sales decreased 20 percent and 21 percent, respectively, for the three-month and six-month periods ended June 30, 2009. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales, as reported	$2,036	$2,643	$3,855	$5,093
Acquisitions	(3)	—	(9)	—

Net sales, excluding acquisitions	2,033	2,643	3,846	5,093
Currency translation	80	—	165	—

Net sales, excluding acquisitions and the effect of currency translation	$2,113	$2,643	$4,011	$5,093

     Net sales from North American operations decreased in 2009, primarily due to the continuing decline in the new home construction market, which reduced sales by 14 percent in both the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008 and a continued decline in consumer spending for home improvement products, which reduced sales by ten percent and 11 percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. North American net sales for both the three-month and six-month periods ended June 30, 2009 were negatively affected by lower sales volume of installation and other services, plumbing products, cabinets and windows. Such sales declines were partially offset by increased sales of paints and stains and increased selling prices for certain products.
     In local currencies, net sales from International operations decreased 17 percent in both the three-month and six-month periods ended June 30, 2009, primarily due to lower sales volume of International plumbing products, cabinets and windows, partially offset by selling price increases. Net sales from International operations decreased in 2009, due to a stronger U.S. dollar, which decreased International net sales by 12 percent and 13 percent in the three-month and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased in 2009, due to lower sales volume of cabinets in the new home construction and retail markets, as well as a less favorable product mix, which, combined, reduced sales in this segment by 25 percent and 27 percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. A stronger U.S. dollar decreased sales by three percent in both the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. In local currencies, net sales of International operations reduced sales in this segment by six percent and five percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. Segment sales declines were partially offset by selling price increases and acquisitions.
     Net sales of Plumbing Products decreased in 2009, due to lower sales volume to North American retailers and wholesalers, which reduced sales by 14 percent and 13 percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. A stronger U.S. dollar decreased sales by six percent and seven percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. In local currencies, net sales of International operations reduced sales in this segment by eight percent in both the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. Segment sales declines were partially offset by selling price increases.
     Net sales of Installation and Other Services decreased for both the three-month and six-month periods ended June 30, 2009, primarily due to significantly lower sales volume related to the continuing slowdown in the new home construction market.
     Net sales of Decorative Architectural Products increased in 2009, primarily due to increased retail sales volume and late 2008 selling price increases related to paints and stains, which offset lower retail sales volume of builders’ hardware. Sales of paints and stains benefited from new product introductions and promotional activities.
     Net sales of Other Specialty Products decreased in 2009, primarily due to lower sales volume of windows related to the continued slowdown in the new home construction market, particularly in the western United States, and selling price decreases which, on a combined basis, decreased sales in this segment by 13 percent and 17 percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. Net sales in this segment also decreased by three percent in both the three-month and six-month periods ended June 30, 2009, compared to the same periods in 2008, due to a decline in retail sales of staple gun tackers and other fastening tools. A stronger U.S. dollar decreased sales by five percent and six percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008. In local currencies, net sales of International operations reduced sales in this segment by two percent and three percent, respectively, in the three-month and six-month periods ended June 30, 2009 compared to the same periods of 2008.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATING MARGINS
     The Company’s gross profit margins were 26.8 percent and 24.9 percent, respectively, for the three-month and six-month periods ended June 30, 2009 compared with 26.5 percent and 26.1 percent for the comparable periods of 2008. Selling, general and administrative expenses declined to $434 million and $849 million, respectively, for the three-month and six-month periods ended June 30, 2009 from $485 million and $961 million, respectively, in the comparable periods of 2008; however, as a percentage of sales, such expenses were 21.3 percent and 22.0 percent, respectively, for the three-month and six-month periods ended June 30, 2009 and 18.4 percent and 18.9 percent, respectively, for the comparable periods of 2008, reflecting lower sales volume, as well as increased plant closure and system implementation costs. Such declines in operating profit margins were partially offset by the improved relationship between selling prices and commodity costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.
     The Company has been focused on the strategic rationalization of its businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and six-month periods ended June 30, 2009 includes $22 million and $46 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2008, the Company incurred $15 million and $24 million, respectively, related to these initiatives. During the first six months of 2009, the Company closed two manufacturing facilities, reduced headcount by 3,000 employees and reduced installation branches by six locations. Based on current plans, the Company anticipates costs and charges related to the Company’s business rationalizations and other initiatives to approximate $85 million in 2009. The Company continues to evaluate its businesses and may implement additional rationalization programs based on changes in the Company’s markets which could result in further costs and charges.
     The operating loss in the Cabinets and Related Products segment in 2009 reflects lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, as well as a less favorable product mix, which on a combined basis reduced operating margins by approximately seven percentage points and six percentage points, respectively, for the three-month and six-month periods ended June 30, 2009 compared to 2008. This segment was also negatively affected by the lower results of International operations, as well as increased severance, plant closure and system implementation costs. Such declines were partially offset by selling price increases as well as the benefits associated with business rationalizations and other cost savings initiatives.
     The decrease in operating profit margins in the Plumbing Products segment for both the three-month and six-month periods ended June 30, 2009 reflect lower sales volume and the related under-absorption of fixed costs, as well as a less favorable product mix of International plumbing products and increased severance and plant closure costs. Such declines in operating profit margins were partially offset by the improved relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.
     The increase in operating loss in the Installation and Other Services segment for both the three-month and six-month periods ended June 30, 2009 is primarily due to lower sales volume and the related under-absorption of fixed costs, as well as increased system implementation costs.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The increase in operating profit margins for the Decorative Architectural Products segment for both the three-month and six-month periods ended June 30, 2009 is primarily due to increased sales volume and selling price increases related to paints and stains which offset increased material costs and lower advertising costs related to builders’ hardware and lower sales volume of builders’ hardware.
     The decrease in operating profit margins for the Other Specialty Products segment for both the three-month and six-month periods ended June 30, 2009 reflects lower sales volume of windows and staple gun tackers and other fastening tools and the related under-absorption of fixed costs, as well as increased severance and plant closure costs and a less favorable product mix.
OTHER INCOME (EXPENSE), NET
     Other items, net, for the three-month and six-month periods ended June 30, 2009 included $11 million and $9 million, respectively, of currency gains.
     For the three-month and six-month periods ended June 30, 2009, the Company recognized non-cash, pre-tax impairment charges of $7 million and $10 million, respectively, related to financial investments in private equity funds.
     Other, net, for the six-month period ended June 30, 2008 included $3 million of realized losses, net, from the sale of marketable securities. Other, net, for both the three-month and six-month periods ended June 30, 2008 also included $3 million of income from other investments, net. Other items, net, for the three-month and six-month periods ended June 30, 2008 included $4 million and $15 million, respectively, of currency losses.
     For the three-month and six-month periods ended June 30, 2008, the Company recognized a non-cash, pre-tax impairment charge of $3 million and $7 million, respectively, related to financial investments in private equity funds. For the six-month period ended June 30, 2008, the Company recognized a non-cash, pre-tax impairment charge of $22 million related to its investment in a marketable security.
     Interest expense was $57 million for both the three-month period ended June 30, 2009 and 2008. Interest expense was $113 million for both the six-month periods ended June 30, 2009 and 2008.
INCOME (LOSS) AND EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income (loss) from continuing operations (attributable to Masco Corporation) for the three-month and six-month periods ended June 30, 2009 was $54 million and $(27) million, respectively, compared with $72 million and $90 million, respectively, for the comparable periods of 2008. Diluted earnings (loss) per common share from continuing operations (attributable to Masco Corporation) for the three-month and six-month periods ended June 30, 2009 were $.15 per common share and $(.08) per common share, respectively, compared with $.20 per common share and $.24 per common share, respectively, for the comparable periods of 2008.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the three months and six months ended June 30, 2009, the Company reported tax expense of $1 million and $9 million, respectively. Compared to a normal tax rate of approximately 36 percent, the tax rate in the second quarter of 2009 had a positive impact of $.06 per common share. A discrete calculation was used to report tax expense rather than an estimated annual tax rate, as the estimated range of the annual loss for the Company in 2009 produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate. While the Company expects a full-year loss, the Company expects to have tax expense for the year primarily due to losses in certain jurisdictions providing no tax benefit. The Company’s effective tax rate was 47 percent and 50 percent, respectively, for the three-month and six-month periods ended June 30, 2008.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.8 to 1 and 2.1 to 1, respectively, at June 30, 2009 and December 31, 2008.
     For the six months ended June 30, 2009, cash of $110 million was provided by operating activities. Net cash used for financing activities was $142 million, and included $112 million for the payment of cash dividends and $11 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of stock awards. Net cash used for investing activities was $61 million and included $50 million for capital expenditures.
     First six months 2009 cash from operations was affected by an expected and annually recurring first half increase in accounts receivable compared with December 31, 2008.
     The Company’s cash and cash investments decreased to $926 million at June 30, 2009 from $1,028 million at December 31, 2008. The Company’s cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities. While the Company attempts to diversify these investments in a prudent manner to minimize risk, it is possible that the continuing global turmoil in the financial markets could result in failures of additional financial institutions or other events and thereby affect the security or availability of these investments.
     At June 30, 2009, the Amended Five-Year Revolving Credit Agreement contains limitations on additional borrowings. Under the terms of the Amended Credit Facility, any outstanding Letters of Credit reduce the Company’s borrowing capacity. At June 30, 2009, the Company had $57 million of unused Letters of Credit; accordingly, the Company’s remaining borrowing capacity is approximately $1.2 billion. At June 30, 2009, the Amended Five-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; the Company’s net worth exceeded such requirement by $1.0 billion.
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
OUTLOOK FOR THE COMPANY
     Business conditions remain difficult in the Company’s markets. The Company continues to estimate that 2009 housing starts will decline 40 percent to approximately 550,000 units. The Company also anticipates that consumer spending for home improvement products in North American and International markets will continue at depressed levels in the near term.
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
     The Company believes that its strong financial position (including cash of over $900 million at June 30, 2009, its ability to generate positive cash flow during 2009 and unused bank lines) together with its current strategy of re-aligning its cost structure, investing in leadership brands, driving innovation and re-engineering its supply chains, will allow it to drive long-term growth and create value for its shareholders.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the second quarter of 2009, the Company continued a phased deployment of new Enterprise Resource Planning (“ERP”) systems at Masco Builder Cabinet Group and Masco Contractor Services, two of the Company’s larger business units. These new systems represent process improvement initiatives and are not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, these business process initiatives are significant in scale and complexity and will result in modifications to certain internal controls. These systems are designed to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes.

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
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of stockholders was held on May 12, 2009 at which the stockholders voted upon (1) the election of three nominees for Class III Directors; (2) the ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2009; (3) the approval of the amendment of the Company’s 2005 Long Term Stock Incentive Plan and (4) the approval of the material terms of the performance goals under the Company’s 2005 Long Term Stock Incentive Plan. The following is a tabulation of the votes.
Election of Class III Directors:

	For	Against	Abstentions
Thomas G. Denomme	304,551,717	13,684,490	304,982
Richard A. Manoogian	303,123,082	15,155,711	262,396
Mary Ann Van Lokeren	282,001,929	36,183,831	355,429
The other directors whose terms of office continued after the Annual Meeting are Dennis W. Archer, Anthony F. Earley, Jr., Verne G. Istock, David L. Johnston, J. Michael Losh, Lisa A. Payne and Timothy Wadhams.
Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for 2009:

For	Against	Abstentions
311,846,147	6,542,541	152,501
Approval of the amendment of the Company’s 2005 Long Term Stock Incentive Plan:

For	Against	Abstentions	Broker Non-Votes
239,514,137	54,992,400	561,079	23,473,573
Approval of the material terms of the performance goals under the Company’s 2005 Long Term Stock Incentive Plan:

For	Against	Abstentions	Broker Non-Votes
266,794,089	27,704,674	569,653	23,472,773

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Item 6. Exhibits

4	-	Amendment No. 2 to 5 Year Revolving Credit Agreement dated as of April 22, 2009 among Masco Corporation and Masco Europe S.á.r.l., as borrowers, the banks parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 4 of Masco’s Form 10-Q filed April 30, 2009

10	-	Agreement dated as of June 29, 2009 between Richard A. Manoogian and Masco Corporation (superseding the letter dated April 30, 2007 between Richard A. Manoogian and Masco Corporation)

12	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer
July 30, 2009

MASCO CORPORATION
EXHIBIT INDEX

Exhibit

Exhibit 4	Amendment No. 2 to 5 Year Revolving Credit Agreement dated as of April 22, 2009 among Masco Corporation and Masco Europe S.á.r.l., as borrowers, the banks parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 4 of Masco’s Form 10-Q filed April 30, 2009

Exhibit 10	Agreement dated as of June 29, 2009 between Richard A. Manoogian and Masco Corporation (superseding the letter dated April 30, 2007 between Richard A. Manoogian and Masco Corporation)

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File