Form 10-Q/A
period 2009-06-30
MASCO CORP /DE/
filed 2009-08-25
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

☒ Yes	☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes	☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2009
Common stock, par value $1.00 per share	359,200,000

MASCO CORPORATION
Explanatory Note
     The purpose of this amendment on Form 10-Q/A to Masco Corporation’s quarterly report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on July 30, 2009 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
     No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

MASCO CORPORATION
Item 6. Exhibits

4*	-	Amendment No. 2 to 5 Year Revolving Credit Agreement dated as of April 22, 2009 among Masco Corporation and Masco Europe S.á.r.l., as borrowers, the banks parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 4 of Masco’s Form 10-Q filed April 30, 2009

10*	-	Agreement dated as of June 29, 2009 between Richard A. Manoogian and Masco Corporation (superseding the letter dated April 30, 2007 between Richard A. Manoogian and Masco Corporation)

12*	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a*	-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b*	-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32*	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

*	Filed previously.

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ John G. Sznewajs
	Name:	John G. Sznewajs
	Title:	Vice President, Treasurer and Chief Financial Officer

August 25, 2009

4