Form 10-Q
period 2009-09-30
MASCO CORP /DE/
filed 2009-10-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☑ Yes                      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                      ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 28, 2009

Common stock, par value $1.00 per share	359,100,000

MASCO CORPORATION
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4-25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-32

Item 4. Controls and Procedures	33

Part II. Other Information	34-35

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signature

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2009 and December 31, 2008
(In Millions, Except Share Data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash investments	$1,199	$1,028
Receivables	1,193	999
Prepaid expenses and other	325	332
Inventories:
Finished goods	426	483
Raw material	283	333
Work in process	89	125

	798	941

Total current assets	3,515	3,300

Property and equipment, net	2,007	2,136
Goodwill	3,387	3,371
Other intangible assets, net	293	299
Other assets	360	377

Total assets	$9,562	$9,483

LIABILITIES
Current liabilities:
Notes payable	$369	$71
Accounts payable	623	531
Accrued liabilities	867	945

Total current liabilities	1,859	1,547

Long-term debt	3,606	3,915
Deferred income taxes and other	1,028	1,040

Total liabilities	6,493	6,502

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2009 — 350,400,000; 2008 — 351,400,000	350	351
Preferred shares authorized: 1,000,000; issued and outstanding: 2009 — None; 2008 — None	—	—
Paid-in capital	34	—
Retained earnings	2,083	2,162
Accumulated other comprehensive income	421	308

Total Masco Corporation’s shareholders’ equity	2,888	2,821
Noncontrolling interest	181	160

Total equity	3,069	2,981

Total liabilities and equity	$9,562	$9,483

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$2,094	$2,511	$5,923	$7,560
Cost of sales	1,524	1,863	4,392	5,592

Gross profit	570	648	1,531	1,968

Selling, general and administrative expenses	432	454	1,272	1,398
Charge for defined-benefit plan curtailment	—	—	8	—

Operating profit	138	194	251	570

Other income (expense), net:
Interest expense	(56)	(59)	(169)	(172)
Impairment charge for financial investments	—	(1)	(10)	(30)
Other, net	7	4	22	6

	(49)	(56)	(157)	(196)
Income from continuing operations before income taxes	89	138	94	374

Income taxes	26	92	35	207

Income from continuing operations	63	46	59	167

(Loss) from discontinued operations, net	(23)	(2)	(30)	(15)

Net income	40	44	29	152
Less: Net income attributable to noncontrolling interest	12	11	27	35

Net income attributable to Masco Corporation	$28	$33	$2	$117

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.14	$.09	$.09	$.36
(Loss) from discontinued operations, net	(.06)	(.01)	(.08)	(.04)

Net income	$.08	$.09	$.00	$.31

Diluted:
Income from continuing operations	$.14	$.09	$.09	$.36
(Loss) from discontinued operations, net	(.06)	(.01)	(.08)	(.04)

Net income	$.08	$.09	$.00	$.31

Amounts attributable to Masco Corporation:
Income from continuing operations	$51	$35	$32	$132
(Loss) from discontinued operations, net	(23)	(2)	(30)	(15)

Net income	$28	$33	$2	$117

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(In Millions)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$384	$528
(Increase) in receivables	(187)	(104)
Decrease (increase) in inventories	149	(5)
Increase in accounts payable and accrued liabilities, net	69	98

Net cash from operating activities	415	517

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	4	—
Payment of debt	(12)	(22)
Purchase of Company common stock	(11)	(160)
Cash dividends paid	(139)	(251)
Dividend payment to noncontrolling interest	(16)	(22)

Net cash (for) financing activities	(174)	(455)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(70)	(142)
Proceeds from disposition of:
Marketable securities	4	10
Other financial investments, net	2	42
Businesses, net of cash disposed	3	179
Property and equipment	20	5
Acquisition of businesses, net of cash acquired	(8)	(19)
Other, net	(25)	(19)

Net cash (for) from investing activities	(74)	56

Effect of exchange rate changes on cash and cash investments	4	(10)

CASH AND CASH INVESTMENTS:
Increase for the period	171	108
At January 1	1,028	922

At September 30	$1,199	$1,030

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2009 and the results of operations for the three months and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements.
Certain prior-year amounts have been reclassified to conform to the 2009 presentation in the condensed consolidated financial statements. The results of operations related to 2009 and 2008 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2009 and 2008. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, cash flows of discontinued operations are not separately classified.

The Company has evaluated subsequent events through October 29, 2009, the date the Company’s condensed consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued new guidance regarding subsequent events. This new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the new guidance effective June 30, 2009; such adoption did not have an effect on its condensed consolidated financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination. The new guidance is effective for the Company for any business combination that is completed subsequent to January 1, 2009.

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. This new guidance was effective for the quarter ended June 30, 2009 and there were not any adjustments to the Company’s estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued new guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. This new guidance was effective for the quarter ended June 30, 2009 and there were not any adjustments to the Company’s condensed consolidated financial statements upon adoption.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note A — concluded:
In April 2009, the FASB issued new guidance that requires interim disclosures about fair value of financial instruments. This new guidance was effective for the quarter ended June 30, 2009 and the Company has disclosed the fair value of financial instruments in Note J to the condensed consolidated financial statements.
B.	On July 31, 2009, the Company completed the sale of a European business unit in the Plumbing Products segment. The Company received cash of $2 million and recognized a net loss of $22 million for the sale of this business unit.
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
During the second quarter of 2008, the Company recorded income of $6 million related to a previously recorded impairment charge.

The Company has accounted for the 2009 and 2008 dispositions as discontinued operations.

Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales	$4	$24	$30	$162

(Loss) income from discontinued operations	$(2)	$(4)	$(10)	$7
(Loss) gain on disposal of discontinued operations	(22)	(4)	(21)	3
Impairment of assets held for sale	—	6	—	(45)

(Loss) before income tax	(24)	(2)	(31)	(35)
Income tax benefit	1	—	1	20

(Loss) from discontinued operations, net	$(23)	$(2)	$(30)	$(15)

The unusual relationship between income taxes and loss before income taxes (excluding the impairment charge for assets held for sale) resulted primarily from certain losses providing no current tax benefit and from income not subject to taxes.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At September 30, 2009, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense (income) and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Long-term stock awards	$7	$10	$28	$33
Stock options	6	10	21	28
Phantom stock awards and stock appreciation rights	3	1	5	(2)

Total	$16	$21	$54	$59

Income tax benefit	$6	$8	$20	$22

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

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2009	2008
Unvested stock award shares at January 1	8	9
Weighted average grant date fair value	$26	$28

Stock award shares granted	2	2
Weighted average grant date fair value	$8	$21

Stock award shares vested	1	2
Weighted average grant date fair value	$26	$26

Stock award shares forfeited	—	—
Weighted average grant date fair value	$25	$28

Unvested stock award shares at September 30	9	9
Weighted average grant date fair value	$22	$26
At September 30, 2009 and 2008, there was $135 million and $172 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of seven years at both dates.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C — continued:
The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2009 and 2008 was $16 million and $29 million, respectively.

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

The Company granted 5,757,700 of stock option shares in the nine months ended September 30, 2009 with a grant date exercise price approximating $8 per share. In the first nine months of 2009, 1,058,800 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C — continued:
The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2009		2008
Option shares outstanding, January 1	31		26
Weighted average exercise price	$25		$27

Option shares granted, including restoration options	6		6
Weighted average exercise price	$8		$19

Option shares exercised	—		—
Aggregate intrinsic value on date of exercise (A)	$—	million	$—	million
Weighted average exercise price	$—		$20

Option shares forfeited	1		1
Weighted average exercise price	$23		$27

Option shares outstanding, September 30	36		31
Weighted average exercise price	$23		$25
Weighted average remaining option term (in years)	6		7

Option shares vested and expected to vest, September 30	36		31
Weighted average exercise price	$23		$25
Aggregate intrinsic value (A)	$26	million	$—	million
Weighted average remaining option term (in years)	6		7

Option shares exercisable (vested), September 30	21		17
Weighted average exercise price	$26		$26
Aggregate intrinsic value (A)	$—	million	$—	million
Weighted average remaining option term (in years)	4		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At September 30, 2009 and 2008, there was $47 million and $68 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2009 and 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note C — concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Nine Months Ended
	September 30,
	2009	2008
Weighted average grant date fair value	$2.23	$3.72
Risk-free interest rate	2.59%	3.25%
Dividend yield	3.73%	4.96%
Volatility factor	39.07%	32.00%
Expected option life	6 years	6 years
D.	The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.
Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended September 30,
	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$4	$—
Interest cost	7	2	12	3
Expected return on plan assets	(5)	—	(13)	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	3	—	—	—

Net periodic pension cost	$8	$2	$3	$3

	Nine Months ended September 30,
	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$9	$1	$13	$1
Interest cost	26	5	40	7
Expected return on plan assets	(18)	—	(43)	—
Amortization of prior service cost	—	1	—	—
Recognized curtailment loss	3	5	—	—
Amortization of net loss	10	—	1	1

Net periodic pension cost	$30	$12	$11	$9

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
The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the March 31, 2009 Citigroup Pension Discount Curve. Such rates for the Company’s domestic defined-benefit pension plans that will be frozen ranged from 7.0 percent to 7.4 percent, with the most significant portion of the liabilities having a discount rate for obligations of 7.4 percent at March 31, 2009.

The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based upon the current and long-term target asset allocation of the plan assets. The measurement date used to determine the defined-benefit pension expense was March 31.
E.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by segment, were as follows, in millions:

	At			At
	Dec. 31, 2008	Additions (A)	Other(B)	Sep. 30, 2009
Cabinets and Related Products	$225	$—	$2	$227
Plumbing Products	248	4	10	262
Installation and Other Services	1,768	—	—	1,768
Decorative Architectural Products	294	—	—	294
Other Specialty Products	836	—	—	836

Total	$3,371	$4	$12	$3,387

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation, reclassifications and purchase price adjustments related to prior-year acquisitions.
Other indefinite-lived intangible assets were $196 million and $195 million at September 30, 2009 and December 31, 2008, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $97 million (net of accumulated amortization of $64 million) at September 30, 2009 and $104 million (net of accumulated amortization of $56 million) at December 31, 2008, and principally included customer relationships and non-compete agreements.
F.	Depreciation and amortization expense was $190 million and $179 million, respectively, for the nine months ended September 30, 2009 and 2008.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
G.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2009	2008
Asahi Tec Corporation — common and preferred stock	$74	$73
TriMas Corporation	13	3
Auction rate securities	22	22
Marketable securities	—	3
Private equity funds	125	138
Other investments	9	10

Total	$243	$249

The Company’s investments in available-for-sale securities at September 30, 2009 and December 31, 2008 (including marketable securities, auction rate securities, Asahi Tec Corporation common and preferred stock and TriMas Corporation) were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
September 30, 2009	$72	$37	$—	$109

December 31, 2008	$75	$26	$—	$101

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G — continued:
The Company’s investments in private equity funds and other private investments are carried at cost. It is not practicable for the Company to estimate a fair value because the private equity funds have no quoted market price and sufficient information is not readily available for the Company to utilize a valuation model to determine the fair value for each fund. These investments are evaluated quarterly for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. During the nine months ended September 30, 2009, the Company determined that the decline in the estimated value of five private equity funds (with a carrying value of $41 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $10 million for the nine months ended September 30, 2009.

The remaining private equity investments, with an aggregate carrying value of $94 million and $95 million at September 30, 2009 and December 31, 2008, respectively, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G — concluded:
Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Realized gains from marketable securities	$—	$—	$—	$—
Realized losses from marketable securities	—	—	—	(3)
Dividend income from marketable securities	—	—	—	—
Income from other investments, net	—		—	3
Dividend income from other investments	—	—	—	—

Income from financial investments, net	$—	$—	$—	$—

Impairment charges:
Marketable securities	$—	$(1)	$—	$(1)
Private equity funds	—	—	(10)	(7)
TriMas Corporation	—	—	—	(22)

Impairment charges	$—	$(1)	$(10)	$(30)

H.	During 2009 and 2008, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At September 30, 2009 and December 31, 2008, the Company had recorded losses of $1 million and $16 million, respectively, on the foreign currency exchange contracts, which is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months and nine months ended September 30, 2009, the Company had recorded gains (losses) of $2 million and $(1) million, respectively, related to these foreign currency exchange contracts. For the three months and nine months ended September 30, 2008, the Company had recorded losses of $14 million and $18 million, respectively, related to these foreign currency exchange contracts.
During 2009 and 2008, the Company, including certain European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. At September 30, 2009, no gains had been recorded, based upon period-end market prices. At December 31, 2008, the Company had recorded gains of $2 million on these contracts based upon period-end market prices. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months and nine months ended September 30, 2009, the Company had recorded losses of $1 million and $2 million, respectively, related to these foreign currency exchange contracts. For the nine months ended September 30, 2008, the Company had recorded a gain of $1 million related to these foreign currency exchange contracts.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — concluded:
In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.
I.	At September 30, 2009 and December 31, 2008, there were outstanding $108 million principal amount of Zero Coupon Convertible Senior Notes due 2031, with an accreted value of $55 million and $54 million, respectively.
The Company adopted new FASB guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) effective January 1, 2009. The adoption of this new guidance will have no impact on 2009 results; the Company recorded a $1 million cumulative effect of accounting change as of January 1, 2007 and the adoption had no impact on the Company’s condensed consolidated financial statements for the periods ended September 30, 2009 and 2008.

At the Company’s request, in late April 2009, the Company and its Bank Group modified the terms of its Five-Year Revolving Credit Facility, which expires February 2011. After reviewing its anticipated liquidity position, the Company requested that the maximum amount the Company could borrow under this facility be reduced to $1.25 billion from $2.0 billion; in addition, the debt to total capitalization ratio has been increased from 60 percent to 65 percent. The debt to total capitalization ratio and the minimum net worth covenant have also been amended to allow the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges that would negatively impact shareholders’ equity. Under the terms of the Amended Credit Facility, any outstanding Letters of Credit reduce the Company’s borrowing capacity. At September 30, 2009, the Company had $72 million of unused Letters of Credit; accordingly, the Company’s remaining borrowing capacity is approximately $1.2 billion. The Company incurred approximately $2 million of fees and expenses associated with the Amendment. The Company, if the facility is utilized, will incur higher borrowing costs as a result of the Amendment.

At September 30, 2009, the Company was in compliance with the requirements of the Amended Five-Year Revolving Credit Facility.
J.	On January 1, 2008, the Company adopted FASB guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for its financial assets and liabilities. On January 1, 2009, the Company adopted this guidance for its non-financial assets and liabilities; such adoption did not have a significant effect on its condensed consolidated financial statements. The FASB guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J — continued:
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J — continued:
Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Sep. 30,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$73	$—	$—	$73
Common stock	1	1	—	—
Foreign currency exchange contracts (A)	(1)	—	(1)	—
Auction rate securities	22	—	—	22
TriMas Corporation	13	13	—	—

Total	$108	$14	$(1)	$95

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$72	$—	$—	$72
Common stock	1	1	—	—
Foreign currency exchange contracts (A)	(14)	—	(14)	—
Auction rate securities	22	—	—	22
Marketable securities	3	3	—	—
TriMas Corporation	3	3	—	—
Other investments	3	—	3	—

Total	$90	$7	$(11)	$94

(A)	The foreign currency exchange contracts include contracts entered into to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies and to manage exposure to currency fluctuations in the European euro and U.S. dollar. The loss on the foreign currency exchange contracts is more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J — continued:
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the nine months ended September 30, 2009 and the year ended December 31, 2008, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	—	—	—
Unrealized (losses)	1	—	1
Purchases, issuances, settlements	—	—	—

Fair value at September 30, 2009	$73	$22	$95

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2008	$55	$22	$77
Total losses included in earnings	—	—	—
Unrealized gains	17	—	17
Purchases, issuances, settlements	—	—	—

Fair value at December 31, 2008	$72	$22	$94

The preferred stock of Asahi Tec has been valued primarily using a discounted cash flow model, because there are currently no observable prices in an active market for the same or similar securities. The significant inputs in the discounted cash flow model used to value the Asahi Tec preferred stock include: the present value of future dividends, present value of redemption rights, fair value of conversion rights and the discount rate based on credit spreads for Japanese-issued preferred securities and other market factors.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J — concluded:
Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy were as follows, in millions:

Fair Value Measurements Using
Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Sep. 30,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$31	$—	$—	$31	$(10)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$43	$—	$—	$43	$(23)
Other private investments	4	—	—	4	(3)

	$47	$—	$—	$47	$(26)

During 2009, the Company determined that the decline in the estimated value of several private equity fund investments was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $10 million for the nine months ended September 30, 2009. During 2008, the Company determined that the decline in the estimated value of several private equity funds was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $23 million for the year ended December 31, 2008.
The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at September 30, 2009 was approximately $3.7 billion, compared with the aggregate carrying value of $4.0 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2008 was approximately $3.0 billion, compared with the aggregate carrying value of $3.9 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Effective January 1, 2009, the Company adopted new FASB guidance regarding noncontrolling interests in consolidated financial statements. At September 30, 2009 and December 31, 2008, the Company owns 68 percent of Hansgrohe AG. The new FASB guidance requires the reclassification of the Company’s noncontrolling interest in Hansgrohe AG to shareholders’ equity from deferred income taxes and other. At December 31, 2008, the Company did not have a balance in paid-in capital due to repurchases of Company common stock. The Company’s activity in shareholders’ equity was as follows, in millions:

					Accumulated
					Other
		Common	Paid-in-	Retained	Comprehensive	Noncontrolling
	Total	Shares	Capital	Earnings	Income	Interest
Balance, January 1, 2008	$4,142	$359	$—	$2,969	$661	$153

Net (loss) income	(352)			(391)		39
Cumulative translation adjustments	(221)				(210)	(11)
Unrealized gain on marketable securities, net of income tax of $4	7				7
Prior service cost and net loss, net of income tax benefit of $86	(150)				(150)

Total comprehensive (loss) income	(716)
Shares issued	1	1
Shares retired:
Repurchased	(160)	(9)	(71)	(80)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(357)			(336)		(21)
Stock-based compensation	78		78

Balance, December 31, 2008	$2,981	$351	$—	$2,162	$308	$160

Net income	29			2		27
Cumulative translation adjustments	40				30	10
Unrealized gain on marketable securities, net of income tax of $11	21				21
Prior service cost and net loss, net of income tax of $36	62				62

Total comprehensive income	152
Shares issued	—	2	(2)
Shares retired:
Repurchased	(11)	(2)	(9)
Surrendered (non-cash)	(5)	(1)	(4)
Cash dividends declared	(81)			(81)
Dividend payments to noncontrolling interest	(16)					(16)
Stock-based compensation	49		49

Balance, September 30, 2009	$3,069	$350	$34	$2,083	$421	$181

Noncontrolling interest includes accumulated other comprehensive income of $35 million, $25 million and $36 million at September 30, 2009, and December 31, 2008 and January 1, 2008, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note K — concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended
	September 30, 2009
	Attributable to	Noncontrolling
	Masco Corporation	Interest
Net income	$28	$12
Other comprehensive income:
Cumulative translation adjustments	18	6
Unrealized gain on marketable securities, net	16	—
Prior service cost and net loss, net	—	—

Total comprehensive income	$62	$18

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net income	$33	$11	$117	$35
Other comprehensive (loss) income:
Cumulative translation adjustments	(143)	(15)	(46)	(1)
Unrealized gain on marketable securities, net	2	—	10	—
Prior service cost and net loss, net	—	—	2	—

Total comprehensive (loss) income	$(108)	$(4)	$83	$34

The unrealized gain on marketable securities, net, is net of income tax of $8 million for the three months ended September 30, 2009, and $1 million and $6 million, respectively, for the three months and nine months ended September 30, 2008. The prior service cost and net loss, net, is net of income tax of $1 million for the nine months ended September 30, 2008.
In the first quarter of 2009, the Company announced the reduction of its quarterly dividend to $.075 per common share from $.235 per common share. On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.385 ($.225) for the three months and nine months ended September 30, 2009, respectively. On the basis of amounts paid (declared), cash dividends per common share were $.23 ($.235) and $.69 ($.695) for the three months and nine months ended September 30, 2008, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L. Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$434	$584	$(16)	$23	$1,248	$1,788	$(56)	$88
Plumbing Products	688	788	93	92	1,922	2,422	201	299
Installation and Other Services	332	492	(34)	10	961	1,486	(104)	8
Decorative Architectural Products	474	446	122	94	1,365	1,301	313	257
Other Specialty Products	166	201	16	16	427	563	16	37

Total	$2,094	$2,511	$181	$235	$5,923	$7,560	$370	$689

The Company’s operations by geographic area were:
North America	$1,630	$1,975	$123	$193	$4,694	$5,935	$261	$542
International, principally Europe	464	536	58	42	1,229	1,625	109	147

Total	$2,094	$2,511	181	235	$5,923	$7,560	370	689

General corporate expense, net			(36)	(32)			(96)	(110)
Charge for litigation settlement (B)			(7)	(9)			(7)	(9)
Charge for defined-benefit plan curtailment (C)			—	—			(8)	—
Accelerated stock compensation expense (D)			—	—			(6)	—
(Loss) on corporate fixed assets, net			—	—			(2)	—

Operating profit			138	194			251	570
Other income (expense), net			(49)	(56)			(157)	(196)

Income from continuing operations before income taxes			$89	$138			$94	$374

(A)	Inter-segment sales were not material.

(B)	The charge for litigation settlement in 2009 relates to a business unit in the Cabinets and Related Products segment. The charge for litigation settlement in 2008 relates to a business unit in the Installation and Other Services segment.

(C)	In March 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.

(D)	See Note C to the condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income from cash and cash investments	$2	$6	$6	$17
Other interest income	1	1	1	1
Income from financial investments, net (Note G)	—	—	—	—
Other items, net	4	(3)	15	(12)

Total	$7	$4	$22	$6

Other items, net, included $5 million and $14 million of currency gains for the three months and nine months ended September 30, 2009, respectively. Other items, net, included $3 million and $18 million of currency losses for the three months and nine months ended September 30, 2008, respectively.
N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator (basic and diluted):
Income from continuing operations	$51	$35	$32	$132
Allocation to unvested restricted stock awards	(1)	(2)	(2)	(6)

Income from continuing operations attributable to common shareholders	50	33	30	126
(Loss) from discontinued operations, net	(23)	(2)	(30)	(15)

Net income available to common shareholders	$27	$31	$—	$111

Denominator:
Basic common shares (based upon weighted average)	350	352	351	354
Add:
Contingent common shares	—	—	—	—
Stock option dilution	1	—	—	—

Diluted common shares	351	352	351	354

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N — concluded:
Effective January 1, 2009, the Company adopted FASB guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This new FASB guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in the Company’s diluted share calculation using the treasury stock method. For the three months and nine months ended September 30, 2009 and 2008, the Company allocated dividends and income to the unvested restricted stock awards (participating securities).

At September 30, 2009 and 2008, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at September 30, 2009 and 2008 did not exceed the equivalent accreted value of the Notes.

Additionally, 35 million and 36 million common shares for the three months and nine months ended September 30, 2009, respectively, and 32 million common shares for both the three months and nine months ended September 30, 2008 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first nine months of 2009, the Company granted two million shares of long-term stock awards. In the first nine months of 2009, the Company also repurchased and retired approximately two million shares of Company common stock, for cash aggregating $11 million to offset the dilutive impact of these long-term stock awards. At September 30, 2009, the Company had 30 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

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
P.	Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2009	December 31, 2008
Balance at January 1	$119	$133
Accruals for warranties issued during the period	23	42
Accruals related to pre-existing warranties	4	6
Settlements made (in cash or kind) during the period	(32)	(53)
Other, net	(4)	(9)

Balance at end of period	$110	$119

Q.	Because the Company’s projected pre-tax income is near break-even, small changes in projected pre-tax income may cause large changes in the estimated annual effective tax rate thereby producing potentially unreliable estimates of tax expense. Since these small changes to pre-tax income are likely to occur, the Company recorded the tax expense for the first nine months of 2009 using the actual effective tax rate on the year-to-date pre-tax income and did not use the estimated annual effective tax rate.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Note Q — concluded:
During the first nine months of 2009, the Company’s liability for unrecognized tax benefits and accrued interest and penalties decreased by $12 million and $3 million, respectively, due primarily to a settlement with a tax authority on various unrecognized tax benefits. As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for unrecognized tax benefits could be reduced by approximately $8 million.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2009 AND THE FIRST NINE MONTHS 2009 VERSUS
THIRD QUARTER 2008 AND THE FIRST NINE MONTHS 2008
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		(Decrease) Increase
	2009	2008	2009 vs. 2008

Net Sales:
Cabinets and Related Products	$434	$584	(26%)
Plumbing Products	688	788	(13%)
Installation and Other Services	332	492	(33%)
Decorative Architectural Products	474	446	6%
Other Specialty Products	166	201	(17%)

Total	$2,094	$2,511	(17%)

North America	$1,630	$1,975	(17%)
International, principally Europe	464	536	(13%)

Total	$2,094	$2,511	(17%)

	Nine Months Ended
	September 30,
	2009	2008

Net Sales:
Cabinets and Related Products	$1,248	$1,788	(30%)
Plumbing Products	1,922	2,422	(21%)
Installation and Other Services	961	1,486	(35%)
Decorative Architectural Products	1,365	1,301	5%
Other Specialty Products	427	563	(24%)

Total	$5,923	$7,560	(22%)

North America	$4,694	$5,935	(21%)
International, principally Europe	1,229	1,625	(24%)

Total	$5,923	$7,560	(22%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(3.7%)	3.9%	(4.5%)	4.9%
Plumbing Products	13.5%	11.7%	10.5%	12.3%
Installation and Other Services	(10.2%)	2.0%	(10.8%)	.5%
Decorative Architectural Products	25.7%	21.1%	22.9%	19.8%
Other Specialty Products	9.6%	8.0%	3.7%	6.6%

North America	7.5%	9.8%	5.6%	9.1%
International, principally Europe	12.5%	7.8%	8.9%	9.0%
Total	8.6%	9.4%	6.2%	9.1%

Total operating profit margin, as reported	6.6%	7.7%	4.2%	7.5%

(A)	Before general corporate expense, net, the accelerated stock compensation expense, the charge for the defined-benefit plan curtailment, the (loss) on corporate fixed assets, net, and the charge for litigation settlement; see Note L to the condensed consolidated financial statements.

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
NET SALES
     Net sales decreased for both the three-month and nine-month periods ended September 30, 2009 from the comparable periods of 2008. Excluding results from acquisitions and the effect of currency translation, net sales decreased 15 percent and 19 percent, respectively, for the three-month and nine-month periods ended September 30, 2009. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales, as reported	$2,094	$2,511	$5,923	$7,560
Acquisitions	—	—	(9)	—

Net sales, excluding acquisitions	2,094	2,511	5,914	7,560
Currency translation	38	—	199	—

Net sales, excluding acquisitions and the effect of currency translation	$2,132	$2,511	$6,113	$7,560

     Net sales from North American operations decreased in 2009, primarily due to the decline in the new home construction market, which reduced sales by 11 percent and 13 percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008 and a decline in consumer spending for home improvement products, which reduced sales by seven percent and ten percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. North American net sales for both the three-month and nine-month periods ended September 30, 2009 were negatively affected by lower sales volume of installation and other services, plumbing products, cabinets and windows. Such sales declines were partially offset by increased sales of paints and stains and increased selling prices for certain products in both periods.
     In local currencies, net sales from International operations decreased seven percent and 13 percent, respectively, in the three-month and nine-month periods ended September 30, 2009, primarily due to lower sales volume of International plumbing products and cabinets, partially offset by selling price increases. Net sales from International operations decreased in 2009, due to a stronger U.S. dollar, which decreased International net sales by six percent and 11 percent in the three-month and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased in 2009, due to lower sales volume of cabinets in the new home construction and retail markets, as well as a less favorable product mix, which, combined, reduced sales in this segment by 22 percent and 26 percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. A stronger U.S. dollar decreased sales by two percent and three percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. In local currencies, net sales of International operations reduced sales in this segment by three percent and four percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Segment sales declines were partially offset by selling price increases.
     Net sales of Plumbing Products decreased in 2009, due to lower sales volume to North American retailers and wholesalers, which reduced sales by nine percent and 12 percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. A stronger U.S. dollar decreased sales by three percent and five percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. In local currencies, net sales of International operations reduced sales in this segment by three percent and seven percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Segment sales declines were partially offset by selling price increases.
     Net sales of Installation and Other Services decreased for both the three-month and nine-month periods ended September 30, 2009, primarily due to significantly lower sales volume related to the slowdown in the new home construction market, as well as selling price decreases.
     Net sales of Decorative Architectural Products increased for both the three-month and nine-month periods ended September 30, 2009, primarily due to increased retail sales volume of paints and stains, which offset lower retail sales volume of builders’ hardware. Sales of paints and stains benefited from new product introductions and advertising and promotional activities. The nine-month period ended September 30, 2009 also benefited from late 2008 selling price increases related to paints and stains.
     Net sales of Other Specialty Products decreased in 2009, primarily due to lower sales volume of windows in the western United States, and selling price decreases which, on a combined basis, decreased sales in this segment by nine percent and 14 percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Net sales in this segment also decreased due to a decline in retail sales of staple gun tackers and other fastening tools by four percent and three percent, respectively, in the three-month and nine-month periods ended September 30, 2009, compared to the same periods in 2008. A stronger U.S. dollar decreased sales by three percent and five percent, respectively, in the three-month and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Sales in this segment were also negatively affected by a less favorable product mix.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATING MARGINS
     The Company’s gross profit margins were 27.2 percent and 25.8 percent, respectively, for the three-month and nine-month periods ended September 30, 2009 compared with 25.8 percent and 26.0 percent for the comparable periods of 2008. Selling, general and administrative expenses declined to $432 million and $1,272 million, respectively, for the three-month and nine-month periods ended September 30, 2009 from $454 million and $1,398 million, respectively, in the comparable periods of 2008; however, as a percentage of sales, such expenses were 20.6 percent and 21.5 percent, respectively, for the three-month and nine-month periods ended September 30, 2009 compared with 18.1 percent and 18.5 percent for the comparable periods of 2008, reflecting lower sales volume, as well as increased plant closure and system implementation costs. Results benefited from the improved relationship between selling prices and commodity costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.
     The Company has been focused on the strategic rationalization of its businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and nine-month periods ended September 30, 2009 includes $21 million and $67 million, respectively, of costs and charges related to the Company’s business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2008, the Company incurred $15 million and $39 million, respectively, related to these initiatives. During the first nine months of 2009, the Company closed or sold three manufacturing facilities and reduced headcount by 4,000 employees. Based on current plans, the Company anticipates costs and charges related to the Company’s business rationalizations and other initiatives to approximate $92 million in 2009. The Company continues to evaluate its businesses and may implement additional rationalization programs based on changes in the Company’s markets which could result in further costs and charges.
     The operating loss in the Cabinets and Related Products segment in 2009 reflects lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, as well as a less favorable product mix, which on a combined basis reduced operating margins by approximately ten percentage points and eight percentage points, respectively, for the three-month and nine-month periods ended September 30, 2009 compared to 2008. This segment was also negatively affected by the lower results of International operations, as well as increased severance and system implementation costs and costs to close or sell several plants in this segment. Such declines were partially offset by the improved relationship between selling prices and commodity costs as well as the benefits associated with business rationalizations and other cost savings initiatives.
     The increase in operating profit margins in the Plumbing Products segment for the three-month period ended September 30, 2009 reflects a more favorable product mix, as well as the improved relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives. The decrease in operating profit margins in the Plumbing Products segment for the nine-month period ended September 30, 2009 reflects lower sales volume and the related under-absorption of fixed costs, as well as a less favorable product mix of International plumbing products.
     The operating loss in the Installation and Other Services segment for both the three-month and nine-month periods ended September 30, 2009 is primarily due to lower sales volume and the related under-absorption of fixed costs, as well as increased system implementation costs and selling price decreases.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The increase in operating profit margins for the Decorative Architectural Products segment for the three-month and nine-month period ended September 30, 2009 is primarily due to increased sales volume of paints and stains, which more than offset lower sales volume of builders’ hardware. The operating profit margins also benefited from the improved relationship between selling prices and commodity costs related to paints and stains and builders’ hardware, as well as lower promotional activities related to builders’ hardware.
     The increase in operating profit margins in the Other Specialty Products segment for the three-month period ended September 30, 2009 reflects the increased benefits associated with business rationalizations and other cost savings initiatives. The decrease in operating profit margins for the Other Specialty Products segment for the nine-month period ended September 30, 2009 reflects lower sales volume of windows and staple gun tackers and other fastening tools and the related under-absorption of fixed costs, as well as a less favorable product mix, partially offset by the benefits associated with business rationalizations and other cost savings initiatives.
OTHER INCOME (EXPENSE), NET
     Other items, net, for the three-month and nine-month periods ended September 30, 2009 included $5 million and $14 million, respectively, of currency gains.
     For the nine-month period ended September 30, 2009, the Company recognized non-cash, pre-tax impairment charges of $10 million related to financial investments in private equity funds.
     Other, net, for the nine-month period ended September 30, 2008 included $3 million of realized losses, net, from the sale of marketable securities and $3 million of income from other investments, net. Other items, net, for the three-month and nine-month periods ended September 30, 2008 included $3 million and $18 million, respectively, of currency losses.
     For the three-month and nine-month periods ended September 30, 2008, the Company recognized non-cash, pre-tax impairment charges of $1 million and $30 million, respectively, related to financial investments in private equity funds and marketable securities.
     Interest expense decreased $3 million for both the three-month and nine-month periods ended September 30, 2009 from the comparable periods of 2008 to $56 million and $169 million, respectively.
INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income from continuing operations (attributable to Masco Corporation) for the three-month and nine-month periods ended September 30, 2009 was $51 million and $32 million, respectively, compared with $35 million and $132 million, respectively, for the comparable periods of 2008. Diluted earnings per common share from continuing operations (attributable to Masco Corporation) for the three-month and nine-month periods ended September 30, 2009 were $.14 per common share and $.09 per common share, respectively, compared with $.09 per common share and $.36 per common share, respectively, for the comparable periods of 2008.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For the three-month and nine-month periods ended September 30, 2009, the Company reported tax expense of $26 million and $35 million, respectively. A discrete calculation was used to report tax expense rather than an estimated annual tax rate, as the estimated range of the annual income for the Company in 2009 produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate. While the Company expects full-year income (loss) from continuing operations to approximate break-even, the Company expects to have tax expense for the year primarily due to income tax liabilities in certain jurisdictions and losses in other jurisdictions that provide no tax benefit. The Company’s effective tax rate was 67 percent and 55 percent, respectively, for the three-month and nine-month periods ended September 30, 2008.
OTHER FINANCIAL INFORMATION
     The Company’s current ratio was 1.9 to 1 and 2.1 to 1, respectively, at September 30, 2009 and December 31, 2008.
     For the nine months ended September 30, 2009, cash of $415 million was provided by operating activities. Net cash used for financing activities was $174 million, and included $139 million for the payment of cash dividends and $11 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2009. Net cash used for investing activities was $74 million and included $70 million for capital expenditures.
     The Company’s cash and cash investments increased to $1.2 billion at September 30, 2009 from $1.0 billion at December 31, 2008. The Company’s cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities. While the Company attempts to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could result in failures of additional financial institutions or other events and thereby affect the security or availability of these investments.
     At September 30, 2009, the Amended Five-Year Revolving Credit Agreement contains limitations on additional borrowings. Under the terms of the Amended Credit Facility, any outstanding Letters of Credit reduce the Company’s borrowing capacity. At September 30, 2009, the Company had $72 million of unused Letters of Credit; accordingly, the Company’s remaining borrowing capacity is approximately $1.2 billion. At September 30, 2009, the Amended Five-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; the Company’s net worth exceeded such requirement by $1.1 billion.
     During 2009, the Company announced the reduction of its quarterly dividend to $.075 per common share from $.235 per common share.
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
     Although the Company is confident that the long-term fundamentals for the new home construction and home improvement markets are positive, the Company expects that market conditions will be challenging over the near-term as global economies recover.
     The Company believes that its strong financial position (including cash of $1.2 billion at September 30, 2009, its ability to generate positive cash flow during 2009 and unused bank lines) together with its current strategy of re-aligning its cost structure, investing in leadership brands, driving innovation and re-engineering its supply chains, will allow it to drive long-term growth and create value for its shareholders.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that, except as noted below, there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the third quarter of 2009, the Company continued a phased deployment of new Enterprise Resource Planning (“ERP”) systems at Masco Builder Cabinet Group and Masco Contractor Services, two of the Company’s larger business units. These new systems represent process improvement initiatives and are not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, these business process initiatives are significant in scale and complexity and will result in modifications to certain internal controls. These systems are designed, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes.

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
Item 6. Exhibits

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer
October 29, 2009

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