Form 10-K
period 2009-12-31
MASCO CORP /DE/
filed 2010-02-16
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009	Commission File Number 1-5794

MASCO CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan (Address of Principal Executive Offices)	48180 (Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $1.00 par value Zero Coupon Convertible Senior Notes Series B Due 2031	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2009 (based on the closing sale price of $9.58 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $3,338,607,000.          .

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2010:

358,778,000 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

Masco Corporation
2009 Annual Report on Form 10-K

Item		Page

PART I
1.	Business	2
1A.	Risk Factors	7
1B.	Unresolved Staff Comments	11
2.	Properties	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12
	Supplementary Item. Executive Officers of the Registrant	13

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6.	Selected Financial Data	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures About Market Risk	36
8.	Financial Statements and Supplementary Data	37
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
9A.	Controls and Procedures	81
9B.	Other Information	81

PART III
10.	Directors, Executive Officers and Corporate Governance	81
11.	Executive Compensation	81
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
13.	Certain Relationships and Related Transactions, and Director Independence	82
14.	Principal Accounting Fees and Services	82

PART IV
15.	Exhibits and Financial Statement Schedule	83
	Signatures	84

FINANCIAL STATEMENT SCHEDULE
	Schedule II. Valuation and Qualifying Accounts	85
EX-4.A.I.III
EX-4.A.II
EX-4.A.III
EX-4.B.III
EX-4.C
EX-10.A.I.A
EX-10.A.I.B
EX-10.A.II
EX-10.A.III
EX-10.A.IV
EX-10.B.I
EX-10.B.I.(v)
Exhibit 10.b.i.vi
EX-10.C.I
EX-10.C.II
EX-10.F
EX-10.H.I
EX-10.K
EX-12
EX-21
EX-23
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

Masco Corporation manufactures, distributes and installs home improvement and building products, with emphasis on brand-name consumer products and services holding leadership positions in their markets. We are among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows and we are one of the largest installers of insulation for the new home construction market. We generally provide broad product offerings in a variety of styles and price points and distribute products through multiple channels, including directly to homebuilders and wholesale and retail channels. Approximately 79 percent of our 2009 sales were generated by our North American operations.

Over the past three years, we have experienced a significant downturn in the home improvement and new home construction markets. As a result, we have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other cost savings initiatives. Throughout our businesses, we have closed several plants and since 2006, we have closed over 90 locations formerly operated by our Installation and Other Services segment.

We continue to focus on our cost structure and we are driving process improvement through the implementation of the Masco Business System (“MBS”). The MBS is the integrated leadership practices, processes, tools and capabilities that enable the effective and consistent execution of our strategies and operating plans to maximize our full potential. Through the MBS, we are advancing our strategy of growing organic sales based on a better understanding of our customer needs and investing in new product innovation. We are also focusing on enhancing customer experience through improvements in product quality. In 2009, we introduced several new products, including BEHR PREMIUM PLUS ULTRA INTERIOR® paint and the SIMPLICITYtm window by Milgard, and we expanded the DIAMONDtm Seal Technology faucets offered by Delta. We have also begun several new initiatives, including programs related to retro-fit home energy efficiency services, the sale of BEHR® paint to professional painters through The Home Depot and the combination of our North American cabinet business units to form Masco Cabinetry.

We report our financial results in five business segments aggregated by similarity in products and services. The following table sets forth, for the three years ended December 31, 2009, the contribution of our segments to net sales and operating profit. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2009, is set forth in Note O to our consolidated financial statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2009	2008	2007

Cabinets and Related Products	$1,674	$2,276	$2,829
Plumbing Products	2,564	3,002	3,272
Installation and Other Services	1,256	1,861	2,615
Decorative Architectural Products	1,714	1,629	1,768
Other Specialty Products	584	716	929

Total	$7,792	$9,484	$11,413

	Operating Profit (Loss) (1)(2)(3)(4)
	2009	2008	2007

Cabinets and Related Products	$(64)	$4	$336
Plumbing Products	237	110	271
Installation and Other Services	(131)	(46)	176
Decorative Architectural Products	375	299	384
Other Specialty Products	(199)	(124)	67

Total	$218	$243	$1,234

(1)	Amounts exclude discontinued operations.

(2)	Operating profit (loss) is before general corporate expense, net, charge for defined-benefit plan curtailment, accelerated stock compensation expense, and (loss) gain on corporate fixed assets, net.

(3)	Operating profit (loss) is before charge regarding the 2009 Cabinets and Related Products litigation settlement of $7 million and the 2008 Installation and Other Services litigation settlement of $9 million.

(4)	Operating profit (loss) includes impairment charges for goodwill and other intangible assets as follows: For 2009 – Plumbing Products – $39 million; and Other Specialty Products – $223 million. For 2008 – Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million. For 2007 – Plumbing Products – $69 million; and Other Specialty Products – $50 million.

Cabinets and Related Products

In North America, we manufacture and sell economy, stock, semi-custom, assembled and ready-to-assemble cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, we manufacture and sell assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are primarily sold in the United States and in Europe under a number of trademarks including KRAFTMAID®, DISTINCTIONS®, TVILUM-SCANBIRKtm and WOODGATE® primarily to dealers and home centers, and under the brands MERILLAT®, MOOREStm and QUALITY CABINETS® primarily to distributors and homebuilders for both the home improvement and new home construction markets. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major home improvement products. A significant portion of our sales for the home improvement market is made through home center retailers.

Over the past several years, this segment of our business has been particularly affected by the downturn in the home improvement and new home construction markets due to new homebuilders producing smaller homes with smaller kitchens and end-consumers shifting to lower price point products. In 2009, we closed several manufacturing plants in this segment. We are currently focused on improving cabinet production efficiencies at lower volumes while maintaining our ability to respond effectively to increased demand when the home improvement and new home construction markets improve. By the end of 2010, we expect that we will be able to manufacture a common base cabinet at all of our plants that principally manufacture cabinets for the new home construction market in North America. We have also expanded our product offerings in this segment to include the manufacture and sale of countertops in North America.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large competitors and numerous local and regional competitors. In addition to price, we believe that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Significant North American competitors include American Woodmark Corporation and Fortune Brands, Inc.

In February 2010, we announced the combination of our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. We believe that the creation of Masco Cabinetry will help us establish an even stronger position to lead the cabinet category within the repair and remodel and new home construction markets. Masco Cabinetry will focus on all channels of distribution by offering a broad portfolio of cabinets and countertops at a wide range of price points and in a variety of styles.

Plumbing Products

Our plumbing products segment sells a wide variety of faucet and showering devices that are manufactured by or for us. Our plumbing products are sold in North America and Europe under various brand names including DELTA®, PEERLESS®, HANSGROHE®, AXOR®, BRIZO®, BRASSTECH®, BRISTANtm, NEWPORT BRASS®, ALSONS®, SIRRUStm and PLUMB SHOP®. Products include single-handle and double-handle faucets, showerheads, handheld showers and valves, which are sold to major retail accounts and to wholesalers and distributors who sell these products to plumbers, building contractors, remodelers, smaller retailers and others.

We believe that our products in this segment are among the leaders in sales in the North American and European markets, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. We also have several European competitors, primarily in Germany, including Friedrich Grohe. We face significant competition from private label products (including house brands sold by certain of our customers). Many of the faucet and showering products with which our products compete are manufactured in Asia. The businesses in our Plumbing Products segment source products from Asia and manufacture products in the United States, Europe, and Asia.

Other plumbing products manufactured and sold by us include AQUA GLASS®, MIROLIN® and AMERICAN SHOWER & BATHtm acrylic and gelcoat bath and shower enclosure units, shower trays and laundry tubs, which are sold primarily to wholesale plumbing distributors and home center retailers for the North American home improvement and new home construction markets. Our spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Lasco, Maax and Jacuzzi. We sell HÜPPE® shower enclosures through wholesale channels primarily in western Europe. HERITAGEtm ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers.

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

In addition to price, we believe that competition in our Plumbing Products markets is based largely on brand reputation, product quality, product innovation and features, and breadth of product offering.

A substantial portion of our plumbing products are made from brass, the major components of which are copper and zinc. From time to time, we have encountered volatility in the price of brass. In the past, we have implemented a hedging strategy to attempt to minimize the impact of commodity price volatility; a hedging strategy may be implemented in the future. Legislation enacted in California and Vermont, which became effective in January 2010, mandates new standards for acceptable lead content in plumbing products sold in those states. Similar legislation may be considered by other states. Faucet and water supply valve manufacturers, including our plumbing product companies, will be required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets.

In 2008, our Delta Faucet business introduced a new water delivery system known as DIAMOND Seal Technology. DIAMOND Seal Technology reduces the number of potential leak points in a faucet, simplifies installation and satisfies the legislation enacted in California and Vermont regulating the acceptable lead content in plumbing products. Delta Faucet, in the near-term, plans to incorporate DIAMOND Seal Technology into its domestically manufactured single-handle faucets and, in the future, plans to expand the application of the technology to most other Delta faucets. The success of DIAMOND Seal Technology depends on many factors, including the performance of the technology and the market’s acceptance of the technology as well as Delta’s ability to integrate successfully the technology into its most popular faucets.

Installation and Other Services

Our Installation and Other Services segment sells installed building products and distributes building products primarily to the new home construction market, and to a lesser extent, the commercial construction market, throughout the United States. In order to respond to the significant decrease in demand in the new home construction industry over the past three years, we have implemented several cost savings initiatives involving the consolidation and closure of over 90 branch locations. This rationalization has been accomplished while maintaining our strategic presence in most of the top 100 Metropolitan Statistical Areas (“MSA”) in the United States. In addition, over the past two years, in this segment, we have de-emphasized the installation of certain non-insulation building products that are not core to our service offering, including windows and paint. In addition to insulation, our current offering of installed building products primarily consists of gutters, after-paint products, framing components, fireplaces, garage doors and cabinets. The installation and distribution of insulation comprised approximately nine percent, 11 percent and 12 percent of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Installed building products are supplied primarily to custom and production homebuilders by our network of branches located in most MSA’s throughout the United States. Distributed products include insulation, insulation accessories, gutters, roofing and fireplaces. Distributed products are sold primarily to contractors and dealers from distribution centers in various parts of the United States.

Within this segment, we have also begun several new initiatives related to improved energy efficiency, including energy audit services and related home improvements targeted at the retrofit and remodeling markets.

In addition to price, we believe that competition in this industry is based largely on customer service and the quality of installation service. We believe that we are the largest national provider of installed insulation in the new home construction industry in the United States. Our competitors include several regional contractors, as well as numerous local contractors and lumber yards. We believe that our financial resources are substantial compared to regional and local contractors.

Decorative Architectural Products

We produce architectural coatings including paints, primers, specialty paint products, stains, varnishes and waterproofing products. The products are sold in the United States, Canada, China, Mexico and South America under the brand names BEHR®, KILZ®, CASUAL COLORS® and EXPRESSIONS® to the “do-it-yourself” and professional markets through home centers, paint stores and other retailers. Net sales of architectural coatings comprised approximately 20 percent, 15 percent and 13 percent of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Competitors in the architectural coatings market include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation.

Our BEHR brand is sold through The Home Depot, the segment’s and our largest customer. The paint departments at The Home Depot stores include the Behr color center and computer kiosk with the COLOR SMART BY BEHR® computerized color-matching system that enables consumers to select and coordinate their paint-color selection. In 2009, Behr’s product offering was enhanced by the introduction of the BEHR PREMIUM PLUS ULTRA INTERIOR paint, which is a high-quality, low volatile organic compound, interior paint and primer in one. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.

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

Our Decorative Architectural Products segment also includes LIBERTY® cabinet, door, window and other hardware, which is manufactured for us and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Belwith, Umbra and Stanley. Decorative bath hardware and shower accessories are sold under the brand names FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home center retailers and other retailers. Competitors include Moen and Globe Union.

Other Specialty Products

We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors under the MILGARD® brand name to the home improvement and new home construction markets, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production homebuilders and through lumber yards and home center retailers. In 2009, Milgard expanded its product line with the introduction of the SIMPLICITY Window, which is an energy-efficient vinyl window targeted to value-conscious customers. This segment’s competitors in North America include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands. In the United Kingdom, we manufacture and sell windows, related products and components under several brand names including GRIFFINtm, CAMBRIANtm, PREMIERtm and DURAFLEXtm. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our Duraflex business is also a supplier to other window fabricators. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors. In addition to price, we believe that competition in this industry is based largely on customer service and product quality.

We manufacture and sell a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW® and POWERSHOT®. We sell these products through various distribution channels including home centers and other retailers and wholesalers. Our principal North American competitor in this product line is Stanley.

Additional Information

•	We hold United States and foreign patents, patent applications, licenses, trademarks and trade names. As a manufacturer and distributor of brand name products, we view our trademarks and other proprietary rights as important, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our present business as a whole.

•	All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and remodeling.

•	We are subject to laws and regulations relating to the protection of the environment. In addition to responsibilities relating to environmental remediation, our businesses are subject to other requirements regarding protection of the environment and worker health and safety. Our businesses are subject to requirements relating to the emission of volatile organic compounds which may impact our sourcing of particleboard, require that we install special equipment in manufacturing facilities or that we reformulate paint products. Our Plumbing Products segment is subject to restrictions on lead content in some of its products. Compliance with such laws and regulations could significantly affect product performance as well as our production costs. We monitor applicable laws and regulations relating to the protection of the environment and worker health and safety, and incur ongoing expense relating to compliance. Compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment and worker health and safety, is not expected to result in material capital expenditures or to have a material adverse effect on our earnings or competitive position.

•	We do not consider backlog orders to be material.

•	At December 31, 2009, we employed approximately 35,400 people. Satisfactory relations have generally prevailed between us and our employees.

Available Information

Our website is www.masco.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website. This Form 10-K is being posted on our website concurrently with its filing with the Securities and Exchange Commission. We will continue to post our periodic reports on Form 10-Q and our current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 1A. Risk Factors.

There are a number of business risks and uncertainties that have affected and may continue to affect our business. These risks and uncertainties have negatively impacted our current results and could cause our future results to differ from past performance or expected results, including results described in statements elsewhere in this Report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The effect on us of certain of these risk factors is discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our business, financial condition and results of operations. These risks and uncertainties include, but are not limited to, the following, which we consider to be most relevant to our specific business activities.

A significant portion of our business relies on home improvement and new home construction activity levels, both of which have experienced a significant downturn.

A significant portion of our business relies on home improvement (including repair and remodeling) and new home construction activity levels, principally in North America and Europe. The new home construction market, which is cyclical in nature, has undergone a significant downturn marked by declines in the demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. The oversupply of existing homes held for sale has been exacerbated by a growing number of home mortgage foreclosures, which has contributed to the downward pressure on home prices.

Unlike most previous cyclical declines in new home construction, this economic decline has also adversely affected our home improvement businesses. Low levels of consumer confidence and the downward pressure on home prices have made it much more difficult for homeowners to make additional investments in their homes, such as kitchen and bath remodeling projects. Further, disruptions in the credit markets have limited the ability of consumers to finance home improvements.

We believe that, during the third and fourth quarters of 2009, there have been some signs of stabilization in our markets and we continue to believe that the long-term outlook for the home improvement and new home construction markets is favorable. However, we cannot predict the type, timing or strength of a recovery in our markets. Depressed activity levels in consumer spending for home improvements and new home construction have adversely affected our results of operations and our financial position.

Furthermore, the economic turmoil has caused certain shifts in consumer preferences and purchasing practices and has resulted in changes in the business models and strategies of our customers. Such shifts, which may or may not be long-term, have altered the nature and prices of products demanded by the end-consumer and our customers. If we do not timely and effectively respond to these changing consumer preferences, our relationships with our customers could be adversely affected, the demand for our products could be reduced and our market share could be negatively affected.

A prolonged economic downturn could reduce our financial resources and flexibility.

The valuation of assets on our balance sheet, particularly goodwill and other indefinite-lived intangible assets, is largely dependent upon the expectations for future performance of our businesses. A further decline in the expectation of our future performance or a continuation of the adverse conditions in the new home construction markets may cause us to recognize non-cash impairment charges, which are not determinable at this time, for certain long-lived assets, including goodwill, and could result in a reduction in our shareholders’ equity in the future. Such a reduction in our shareholders’ equity may limit our borrowing capacity under our existing Five-Year Revolving Credit Agreement.

We rely on key customers and may encounter conflicts within and between our distribution channels.

The size and importance of individual customers to our businesses has increased as customers in our major distribution channels have consolidated or exited the business. Larger customers can make significant changes in their volume of purchases and can otherwise significantly affect the prices we receive for our products and services, our costs of doing business with them and the terms and conditions on which we do business. Sales of our home improvement and building products to home center retailers are substantial. In 2009, sales to our largest customer, The Home Depot, were $2.1 billion (approximately 26 percent of our consolidated net sales). Lowe’s is our second largest customer. In 2009, our sales to Lowe’s were less than 10 percent of our consolidated net sales. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe’s would have a material adverse effect on our business.

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

The major geographic markets for our products and services are highly competitive and, in recent years, competition has intensified significantly. Competition is further intensified during economic downturns. Home center retailers are increasing their purchases of products directly from manufacturers, particularly low-cost suppliers in Asia, for sale as private label and house brand merchandise. Also, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly turning their marketing efforts directly toward professional contractors and installers. We believe that competition in our industries is based largely on price, product and service quality, brand reputation, customer service and product features and innovation. Although the relative importance of such factors varies among customers and product categories, price is often a primary factor.

In addition to the challenges we have faced as a result of the economic downturn in our markets, our ability to maintain our competitive positions in our markets and to grow our businesses depends to a large extent upon successfully maintaining our relationships with major customers, implementing growth strategies in our existing markets and entering new geographic markets, capitalizing on and strengthening our brand names, managing our cost structure, accommodating shorter life-cycles for our products and product development and innovation.

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

Over 21 percent of our sales are derived outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally European euros and Great Britain pounds). In addition, we manufacture products in Asia and source products and components from third parties in Asia. Our international business faces risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws affecting activities of U.S. companies doing business abroad, including tax laws and laws regulating various business practices, also impact our international business. Our international operating results may be influenced, when compared to our North American results, in part due to relative economic conditions in the European markets and due to competitive pricing pressures on certain products. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period and in forecasting future performance.

We have financial commitments and investments in financial assets, including assets that are not readily marketable and involve financial risk.

We have maintained investments in available-for-sale securities (including marketable and auction rate securities) and a number of private equity funds, although we are reducing such investments. Since there is no active trading market for investments in private equity funds, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments or the amounts realized upon liquidation. In addition, we have commitments that require us to contribute additional capital to these private equity funds upon receipt of a capital call from the private equity fund. The decline in economic conditions in 2008 resulted in the decline in the value of our investments in debt and equity securities, including assets held in our pension plans. At December 31, 2009, the fair value of such investments and assets remains at reduced levels.

Claims and litigation could be costly.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and which could have a material adverse effect on us. These matters may include contract disputes, personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions.

In recent years, we have experienced class action lawsuits predicated upon claims for antitrust violations, product liability and wage and hour issues. We have generally denied liability and have vigorously defended these cases. Due to their scope and complexity, however, such lawsuits are particularly costly to resolve and significant exposures have been alleged.

We are subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. Also, we increasingly rely on other manufacturers to provide us with products or components for products that we sell. As a result of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

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

Although we intend to defend all claims and litigation matters vigorously, given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any claim or litigation matter, and there can be no assurance as to the ultimate outcome of any such matter.

We maintain insurance against some, but not all, of these risks of loss resulting from claims and litigation. We may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.

See Note S to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below lists our principal North American properties for segments other than Installation and Other Services.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	16	17
Plumbing Products	25	6
Decorative Architectural Products	8	11
Other Specialty Products	13	6

Totals	62	40

Most of our North American facilities range in size from single warehouse buildings of approximately 10,000 square feet to complex manufacturing facilities that exceed 1,000,000 square feet. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

In addition, our Installation and Other Services segment operates over 180 installation branch locations and over 70 distribution centers in the United States, most of which are leased.

The table below lists our principal properties outside of North America.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	5	11
Plumbing Products	15	23
Decorative Architectural Products	—	1
Other Specialty Products	8	1

Totals	28	36

Most of these international facilities are located in China, Denmark, Germany and the United Kingdom. We generally own our international manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

Our corporate headquarters are located in Taylor, Michigan and are owned by us. We own an additional building near our corporate headquarters that is used by our corporate research and development department.

Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. In general, our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Item 3. Legal Proceedings.

Information regarding legal proceedings involving us is set forth in Note S to our consolidated financial statements included in Item 8 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplementary Item. Executive Officers of the Registrant
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

			Executive
			Officer
Name	Position	Age	Since

Timothy Wadhams	President and Chief Executive Officer	61	2001
Donald J. DeMarie	Executive Vice President and Chief Operating Officer	47	2007
John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer	42	2005
William T. Anderson	Vice President – Controller	62	2008
Charles F. Greenwood	Vice President – Human Resources	62	2008
Gregory D. Wittrock	Vice President, General Counsel and Secretary	63	2009

Executive officers are elected annually by our Board of Directors. Each of the above executive officers has been employed by us for at least the past five years. Mr. DeMarie was elected Executive Vice President in July 2007 and became Chief Operating Officer in December 2007. He had previously served as Group President of our Installation and Other Services segment since 2003. He served as President and Chief Executive Officer of Masco Contractor Services and in other managerial roles since 1995. Mr. Sznewajs was elected to his current position in July 2007. He had previously served as Vice President and Treasurer since 2005 and Vice President – Business Development since 2003 and before that time served in various capacities in the Business Development Department from 1996 to 2003. Mr. Anderson has served as our Vice President – Controller since 2007. From 2005 to 2007, he served as Vice President-Controller, Corporate Accounting. From 2001 to 2004, Mr. Anderson served as Group Vice President. Mr. Greenwood has served as Vice President – Human Resources of the Company since July 2007. Prior to 2007, Mr. Greenwood was the Company’s Director of Employee Relations since 1992. Mr. Wittrock was elected Vice President, General Counsel and Secretary in 2009. From May 2009 to November 2009, Mr. Wittrock was Assistant General Counsel and Director – Operations of the Legal Department. Prior to May 2009, Mr. Wittrock served as the Company’s Assistant General Counsel for over 20 years.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends
Quarter	High	Low	Declared

2009
Fourth	$14.89	$11.44	$.075
Third	15.50	8.15	.075
Second	11.46	6.50	.075
First	12.04	3.64	.075

Total			$.30

2008
Fourth	$18.04	$6.82	$.235
Third	22.00	13.50	.235
Second	21.14	15.16	.23
First	23.50	17.78	.23

Total			$.93

On February 10, 2010, there were approximately 5,700 holders of record of the Company’s common stock.

We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. In 2009, we reduced the quarterly dividend from $.235 per common share to its current level of $.075 per common share.

Performance Graph

The table below sets forth a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), (ii) The Standard & Poor’s Industrials Index (“S&P Industrials Index”) and (iii) the Standard & Poor’s Consumer Durables & Apparel Index (“S&P Consumer Durables & Apparel Index”), from December 31, 2004 through December 31, 2009, when the closing price of our common stock was $13.81. The graph assumes investments of $100 on December 31, 2004 in our common stock and in each of these three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2004 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and the reinvestment of dividends.

	2005	2006	2007	2008	2009
Masco	$84.78	$86.23	$65.06	$36.29	$46.53
S&P 500 Index	$104.83	$121.20	$127.85	$81.12	$102.15
S&P Industrials Index	$102.24	$115.70	$129.56	$78.51	$94.37
S&P Consumer Durables & Apparel Index	$101.83	$108.11	$86.05	$57.16	$77.91

In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise. At December 31, 2009, we had remaining authorization to repurchase up to 30 million shares. During 2009, we repurchased and retired two million shares of our common stock, for cash aggregating $11 million to offset the dilutive impact of the 2009 grant of two million shares of long-term stock awards.

Item 6. Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2009	2008	2007	2006	2005

Net Sales (1)	$7,792	$9,484	$11,413	$12,390	$12,154
Operating profit (1)(2)(3)(4)(5)(6)	$55	$90	$1,061	$1,115	$1,610
(Loss) income from continuing operations (1)(2)(3)(4)(5)(6)(7)	$(140)	$(366)	$502	$438	$900
Per share of common stock:
(Loss) income from continuing operations:
Basic	$(.41)	$(1.06)	$1.33	$1.09	$2.08
Diluted	$(.41)	$(1.06)	$1.32	$1.08	$2.06
Dividends declared	$.30	$.93	$.92	$.88	$.80
Dividends paid	$.46	$.925	$.91	$.86	$.78
At December 31:
Total assets	$9,175	$9,483	$10,907	$12,325	$12,559
Long-term debt	3,604	3,915	3,966	3,533	3,915
Shareholders’ equity (7)	2,817	2,981	4,142	4,579	4,957

(1)	Amounts exclude discontinued operations.

(2)	The year 2009 includes non-cash impairment charges for goodwill aggregating $180 million after tax ($262 million pre-tax).

(3)	The year 2008 includes non-cash impairment charges for goodwill and other intangible assets aggregating $445 million after tax ($467 million pre-tax).

(4)	The year 2007 includes non-cash impairment charges for goodwill and other intangible assets aggregating $100 million after tax ($119 million pre-tax).

(5)	The year 2006 includes non-cash impairment charges for goodwill aggregating $317 million after tax ($317 million pre-tax).

(6)	(Loss) income from continuing operations excludes income from noncontrolling interest of $38 million, $39 million, $37 million, $27 million and $22 million, respectively, in 2009, 2008, 2007, 2006 and 2005.

(7)	(Loss) income from continuing operations and shareholders’ equity have been restated for the adoption of new accounting guidance regarding the classification of noncontrolling interest and the accounting for the Zero Coupon Convertible Senior Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including those discussed in Item 1A “Risk Factors” of this Report, the “Executive Level Overview,” “Critical Accounting Policies and Estimates” and “Outlook for the Company” sections, may affect our performance. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

We manufacture, distribute and install home improvement and building products. These products are sold to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors.

During 2009, we experienced a decline in our markets, including a decline in new home construction of over 38 percent from 2008, as well as a decline in consumer spending for home improvement products. Net sales decreased 18 percent in 2009 from 2008, and operating profit (as adjusted to exclude impairment charges for goodwill and other intangible assets, general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense and (loss) gain on corporate fixed assets, net — see Footnote O of the consolidated financial statements) declined to 6.2 percent of sales in 2009 from 7.5 percent of sales in 2008.

Factors that affect our results of operations include the levels of home improvement activity and new home construction principally in North America and Europe, the importance of our relationships with key customers (including The Home Depot, which represented approximately 26 percent of net sales in 2009), our ability to maintain our leadership positions in our U.S. and global markets in the face of increasing competition and our ability to effectively manage our overall cost structure, including the cost and availability of materials. Our International businesses face political, monetary, economic and other risks that vary from country to country, as well as fluctuations in currency exchange rates. Further, we have financial commitments and investments in financial assets that are not readily marketable and that involve financial risk. In addition, litigation could be costly. These and other factors are discussed in more detail in Item 1A “Risk Factors” of this Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Receivables

We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record revenue for unbilled services performed based upon estimates of labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults. Our bad debt expense was $34 million, $41 million and $29 million for the year ended December 31, 2009, 2008 and 2007, respectively.

In North America, we manufacture products (principally windows, doors and cabinets) and provide installation of insulation and other products and services to homebuilders. Our bad debt expense related to homebuilders was $22 million, $28 million and $23 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Inventories

We record inventories at the lower of cost or net realizable value, with expense estimates made for obsolescence or unsaleable inventory equal to the difference between the recorded cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an on-going basis, we monitor these estimates and record adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

Financial Investments

On January 1, 2008, we adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for our financial investments and liabilities. This guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Further, it defines a fair value hierarchy for measurement and disclosure of the fair value for financial instruments, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

We have maintained investments in available-for-sale securities and a number of private equity funds, which aggregated $110 million and $123 million, respectively, at December 31, 2009. We record investments in available-for-sale securities at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income in our consolidated balance sheet. We estimated the fair value of investments in available-for-sale securities using primarily Level 1 inputs. We estimated the fair value of our investment in Asahi Tec preferred stock using a discounted cash flow model (Level 3 input). If we changed the discount rate used in the fair value estimate by 100 basis points, the value of the Asahi Tec preferred stock would change by approximately three percent.

In the past, we have invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. At December 31, 2009, our investment in auction rate securities was $22 million; we have not increased our investment in auction rate securities since 2007. The fair value of auction rate securities is estimated based on a discounted cash flow model (Level 3 input). If we changed the discount rate used in the fair value estimate by 75 basis points, the value of the auction rate securities would change by approximately $1 million.

We carry our investments in private equity funds at cost. It is not practicable for us to estimate a fair value for private equity funds because there are no quoted market prices, and sufficient information is not readily available for us to utilize a valuation model to determine the fair value for each fund. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

Impairment indicators we consider include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. We also consider specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate.

At December 31, 2009, we have investments in 17 venture capital funds, with an aggregate carrying value of $28 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2009, we also have investments in 28 buyout funds, with an aggregate carrying value of $95 million. The buyout funds invest in later-stage, established businesses and, other than the Heartland Industrial Partners Fund, which is primarily in the automotive and transportation sector, no buyout fund has a concentration in a particular sector.

Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. The timing of distributions from the funds, which depends on particular events related to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income we record from these investments can vary substantially from quarter to quarter. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of these investments and the amounts realized upon liquidation.

We record an impairment charge to earnings when an investment has experienced a decline in fair value that is deemed to be other-than-temporary. During 2009, we recognized non-cash, pre-tax impairment charges of $10 million related to our investment in five private equity funds.

Goodwill and Other Intangible Assets

We record the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we complete the impairment testing of goodwill utilizing a discounted cash flow method. We selected the discounted cash flow methodology as we believe that it is comparable to what would be used by other market participants. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by accounting guidance. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available.

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated housing starts and repair and remodeling estimates for existing homes.

In 2009, for our reporting units that primarily sell to the new home construction market (including those in the Installation and Other Services segment), we utilized estimated housing starts, from independent industry sources, growing from current levels to 1.6 million units in 2014 (terminal growth year) and operating profit margins improving to approximate historical margins for those business units by 2014 (terminal growth year). We generally utilize our weighted average cost of capital (discount rate) of approximately nine percent to discount the estimated cash flows. However, in 2009 and 2008, due to market conditions, we increased the discount rate for most of our reporting units, based upon a review of the current risks impacting our businesses.

In the fourth quarter of 2009, we estimated that future discounted cash flows projected for most of our reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no effect on the reported value of goodwill.

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

In 2009, we recognized non-cash, pre-tax impairment charges for goodwill aggregating $262 million ($180 million, after tax). The pre-tax impairment charge of $39 million relates to our European shower enclosure manufacturer and reflects a decline in the reporting unit’s anticipated long-term outlook. The pre-tax impairment charge of $223 million relates to our manufacturer of staple gun tackers and other fastening tools and reflects a decline in the reporting unit’s anticipated long-term outlook.

A five percent decrease in the estimated fair value of our reporting units at December 31, 2009 would have resulted in a Step Two Analysis and probable goodwill impairment for one reporting unit in the Installation and Other Services segment. A ten percent decrease in the estimated fair value of our reporting units at December 31, 2009 would have resulted in a Step Two Analysis and probable goodwill impairment for one reporting unit in the Cabinets and Related Products segment, one reporting unit in the Installation and Other Services segment and one reporting unit in the Other Specialty Products segment.

We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near-and long-term.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

Our 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors. At December 31, 2009, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

Long-Term Stock Awards

We grant long-term stock awards to key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares on the open market. We measure compensation expense for stock awards at the market price of our common stock at the grant date. There was $126 million (nine million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2009, which was included as a reduction of common stock and paid-in capital. Effective January 1, 2006, we recognize this expense ratably over the shorter of the vesting period of the stock awards, typically 5 to 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, we recognize this expense over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, we recognize the expense over five years or immediately upon a grantee’s retirement. Pre-tax compensation expense for the annual vesting of long-term stock awards was $37 million for 2009.

Stock Options

We grant stock options to key employees and non-employee Directors. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We measure compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, we recognize this compensation expense ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model. For stock options granted prior to January 1, 2006, we recognize this compensation expense ratably over the vesting period of the stock options, typically five years. Pre-tax compensation expense for stock options was $25 million for 2009.

We estimated the fair value of stock options at the grant date using a Black-Scholes option pricing model with the following assumptions for 2009: risk-free interest rate — 2.60%, dividend yield — 3.70%, volatility factor — 39.18% and expected option life — 6 years. For expense calculation purposes, the weighted average grant-date fair value of option shares granted in 2009 was $2.28 per option share.

If we increased our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2009 would increase by 53 percent. If we decreased our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2009 would decrease by 61 percent.

Employee Retirement Plans

Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based upon vested years of service, and attributing those costs over the time period each employee works. We develop our pension costs and obligations from actuarial valuations. Inherent in these valuations are key assumptions regarding inflation, expected return on plan assets, mortality rates, compensation increases and discount rates for obligations and expenses. We consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in assumptions used could result in changes to reported pension costs and obligations within our consolidated financial statements.

In March 2009, based on management’s recommendation, the Board of Directors approved a plan to freeze all future benefit accruals under substantially all of our domestic qualified and non-qualified defined-benefit pension plans. The freeze was effective January 1, 2010. As a result of this action, the liabilities for the plans impacted by the freeze were remeasured and we recognized a curtailment charge of $8 million in the first quarter of 2009.

In December 2009, we decreased our discount rate for obligations to an average of 5.80 percent from 6.10 percent. The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2009 Citigroup Pension Discount Curve. The discount rates we use for our defined-benefit pension plans ranged from 2.60 percent to 6.25 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.60 percent or higher. The assumed asset return was primarily 8.00 percent, reflecting the expected long-term return on plan assets.

Our net underfunded amount for our qualified defined-benefit pension plans, the difference between the projected benefit obligation and plan assets, decreased to $332 million at December 31, 2009 from $344 million at December 31, 2008, primarily due to the decision to freeze all future benefit accruals; in accordance with accounting guidance, the underfunded amount has been recognized on our consolidated balance sheets at December 31, 2009 and 2008. Qualified domestic pension plan assets in 2009 had a net gain of approximately 22 percent compared to average gains of 21 percent for the corporate funds universe within the Independent Consultant Cooperative.

Our projected benefit obligation for our unfunded non-qualified defined-benefit pension plans was $152 million at December 31, 2009 compared with $147 million at December 31, 2008; such unfunded amount has been recognized on our consolidated balance sheets at December 31, 2009 and 2008.

We expect pension expense for our qualified defined-benefit pension plans to be $33 million in 2010 compared with $40 million in 2009. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2010 pension expense would increase by $4 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2010 compared with $15 million in 2009.

We have several funding options and credits available and we anticipate that we will be required to contribute approximately $20 million to $25 million in 2010 to our qualified defined-benefit plans.

Income Taxes

We have considered potential sources of future taxable income in determining the amount of valuation allowance against our deferred tax assets. Of the $582 million of deferred tax assets recorded at December 31, 2009 net of the valuation allowance, $432 million is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as a deferred tax liability, and $150 million is anticipated to be realized through future gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets and through capital gains in the carryback period.

The continued utilization of our tax-planning strategies is largely dependent upon the future performance of certain businesses. A significant decline in the expectation of future performance may impact our valuation allowance assessment.

Should we determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

Effective January 1, 2007, the FASB issued new guidance which allows the recognition of only those income tax benefits that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. This new guidance establishes a lower threshold for recognizing reserves for income tax contingencies on uncertain tax positions (referred to as “unrecognized tax benefits”). Therefore, we believe that there is a greater potential for volatility in our effective tax rate because this lower threshold allows changes in the income tax environment and the inherent complexities of income tax law in a substantial number of jurisdictions to affect our unrecognized tax benefits computation to a greater degree than with prior guidance.

While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our accrued liability for unrecognized tax benefits. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved.

Other Commitments and Contingencies

Certain of our products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, we accrue a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Our estimate of costs to service our warranty obligations is based upon historical experience and expectations of future conditions. To the extent that we experience any changes in warranty claim activity or costs associated with servicing those claims, our warranty liability is adjusted accordingly.

The majority of our business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from us. Our revenue recognition policy takes into account this type of return when recognizing revenue, and we record deductions at the time of sale.

We are subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When estimates of our exposure for lawsuits and pending or asserted claims meet the criteria for recognition under accounting guidance, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments. See Note S to our consolidated financial statements for information regarding certain of our legal proceedings.

Corporate Development Strategy

Our current business strategy includes the rationalization of our business units, including consolidations, and increasing synergies among our business units. Going forward, we expect to maintain a balanced growth strategy with emphasis on cash flow, organic growth with fewer acquisitions and growth through new product development, start-up businesses related to home energy services and greenfield locations related to certain Installation and Other Services businesses. As part of our strategic planning, we continue to review all of our businesses to determine which businesses may not be core to our long-term growth strategy.

During 2009, we sold two European business units in the Plumbing Products segment that were not core to our long-term growth strategy. We recognized a net pre-tax loss of $43 million in 2009 related to these transactions.

We accounted for the business units which were sold in 2009, 2008 and 2007, as discontinued operations. See Note B to the consolidated financial statements for more information.

During 2009, we acquired a small business in the Plumbing Products segment; this business allows us to expand into a developing market and had annual sales of $11 million, for a net purchase price of $6 million in cash. During 2008, we acquired a relatively small countertop business (Cabinet and Related Products segment). This business, which allows us to expand products and services we offer to our customers, had annual sales of over $40 million. During 2007, we acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc. (Installation and Other Services segment).

The results of these acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

Liquidity and Capital Resources

Historically, we have largely funded our growth through cash provided by a combination of our operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of our common stock, including issuances for certain mergers and acquisitions.

Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies; such strategies have led to cash of over $1.4 billion at December 31, 2009. Our total debt as a percent of total capitalization was 58 percent and 57 percent at December 31, 2009 and 2008, respectively.

At our request, in late April 2009, our Bank Group modified the terms of our Five-Year Revolving Credit Agreement, which expires in February 2011. After reviewing our anticipated liquidity position, we requested that the maximum amount we could borrow under this facility be reduced to $1.25 billion from $2.0 billion; in addition, the debt to total capitalization ratio requirement has been increased from 60 percent to 65 percent. The debt to total capitalization ratio and the minimum net worth covenants have also been amended to allow the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges that would negatively impact shareholders’ equity. We incurred approximately $2 million of fees and expenses associated with the Amendment. If the facility is utilized, we will incur higher borrowing costs as a result of the Amendment.

The Amended Five-Year Revolving Credit Agreement contains a requirement for maintaining a certain level of net worth; at December 31, 2009, our net worth exceeded such requirement by $1.0 billion. Under the terms of the Amended Five-Year Revolving Credit Agreement, any outstanding Letters of Credit reduce our borrowing capacity. At December 31, 2009, we had $83 million of unused Letters of Credit. The Amended Five-Year Revolving Credit Agreement also contains limitations on additional borrowings, related to the debt to total capitalization requirements; at December 31, 2009, we had additional borrowing capacity, subject to availability, of up to $1.2 billion. In addition, at December 31, 2009, we could absorb a reduction to shareholders’ equity of approximately $867 million, and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Amended Five-Year Revolving Credit Agreement, there must not be any defaults in our covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of insurance) and our representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, in each case since December 31, 2008, no material ERISA or environmental non-compliance and no material tax deficiency). We were in compliance with all debt covenants at December 31, 2009 and 2008.

We had cash and cash investments of over $1.4 billion at December 31, 2009 principally as a result of strong cash flows from operations.

Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.

We have maintained investments in available-for-sale and marketable securities and a number of private equity funds, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future capital tax losses. We determined that the longer maturity of private equity funds would be advantageous and complement our investment in more liquid available-for-sale and marketable securities to balance risk. Since we have significantly reduced our capital tax losses in part by generating capital gains from investments and other sources, we have and will continue to reduce our investments in long-term financial assets.

During 2009, we announced the reduction of our quarterly dividend to $.075 per common share from $.235 per common share.

We have a scheduled maturity of our long-term indebtedness in March 2010 when $300 million of our Floating Rate Notes become due. Subsequent to this maturity, we have no scheduled maturities until July 2012 when our $850 million of 5.875% fixed rate notes become due.

Our working capital ratio was 1.9 to 1 and 2.1 to 1 at December 31, 2009 and 2008, respectively.

We have entered into foreign currency forward contracts to manage exposure to currency fluctuations, primarily related to the European euro and the U.S. dollar.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2009	2008	2007

Net cash from operating activities	$705	$797	$1,270
Proceeds from disposition of:
Businesses, net of cash disposed	8	179	45
Property and equipment	23	1	45
Proceeds from financial investments, net	11	58	108
Proceeds from settlement of swaps	—	16	—
Issuance of Company common stock	—	—	60
Tax benefit from stock-based compensation	7	3	19
Cash dividends paid	(166)	(336)	(347)
Capital expenditures	(125)	(200)	(248)
Purchase of Company common stock	(11)	(160)	(857)
(Decrease) in debt, net	(11)	(133)	(881)
Dividends paid to noncontrolling interest	(16)	(21)	(14)
Acquisition of businesses, net of cash acquired	(8)	(21)	(203)
Effect of exchange rates on cash and cash investments	(5)	(46)	47
Other, net	(27)	(31)	(80)

Cash increase (decrease)	$385	$106	$(1,036)

Our cash and cash investments increased $385 million to $1,413 million at December 31, 2009, from $1,028 million at December 31, 2008.

Net cash provided by operations of $705 million consisted primarily of net (loss) adjusted for non-cash and certain other items, including depreciation and amortization expense of $254 million, net loss on disposition of businesses of $40 million, a $262 million charge for the impairment of goodwill, a $10 million charge for the impairment of financial investments and other non-cash items, including stock-based compensation expense, amortization expense related to in-store displays and interest expense on the Zero Coupon Convertible Senior Notes, as well as a net decrease in working capital of $235 million.

We continue to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 48 days at December 31, 2009 compared with 50 days at December 31, 2008, and days sales in inventories were 48 days at both December 31, 2009 and 2008. Accounts payable days were 47 days at December 31, 2009 and 43 days at December 31, 2008. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 14.7 percent at both December 31, 2009 and 2008.

Net cash used for financing activities was $197 million, and included cash outflows of $166 million for cash dividends paid, $11 million for the net payment of debt and $11 million for the acquisition of our common stock to offset the dilutive impact of long-term stock awards granted in 2009.

At December 31, 2009, we had remaining Board of Directors’ authorization to repurchase up to an additional 30 million shares of our common stock in open-market transactions or otherwise. We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Consistent with past practice, we anticipate repurchasing shares in 2010 to offset any dilution from long-term stock awards granted or stock options exercised as part of our compensation programs.

Net cash used for investing activities was $118 million, and included $125 million for capital expenditures and $8 million for acquisitions. Cash provided by investing activities included primarily $31 million of net proceeds from the disposition of businesses and property and equipment and $11 million from the net sale of financial investments.

We invest in automating our manufacturing operations to increase our productivity to improve customer service and to support new product innovation. Capital expenditures for 2009 were $125 million, compared with $200 million for 2008 and $248 million for 2007; for 2010, capital expenditures, excluding any potential 2010 acquisitions, are expected to approximate $190 million. Depreciation and amortization expense for 2009 totaled $254 million, compared with $238 million for 2008 and $248 million for 2007; for 2010, depreciation and amortization expense, excluding any potential 2010 acquisitions, is expected to approximate $240 million. Amortization expense totaled $17 million, $17 million and $20 million in 2009, 2008 and 2007, respectively.

Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor, in our opinion, are they expected to have, a material effect on our capital expenditures, financial position or results of operations.

Consolidated Results of Operations

We report our financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States. However, we believe that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results.

Sales and Operations

Net sales for 2009 were $7.8 billion, representing a decrease of 18 percent from 2008. Excluding results from acquisitions and the effect of currency translation, net sales decreased 16 percent compared with 2008. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months
	Ended December 31
	2009	2008

Net sales, as reported	$7,792	$9,484
– Acquisitions	(9)	—

Net sales, excluding acquisitions	7,783	9,484
– Currency translation	151	—

Net sales, excluding acquisitions and the effect of currency	$7,934	$9,484

Net sales for 2009 were adversely affected by declines in the new home construction market, which reduced sales volume by approximately nine percent compared to 2008. Economic conditions remain difficult in the new home construction market as full-year 2009 housing starts have declined over 38 percent to 554,000 from 2008. Net sales for 2009 were also negatively affected by declines in consumer spending for home improvement products, which contributed to lower sales volume, reducing net sales by approximately six percent compared to 2008. Such declines were partially offset by net selling price increases for certain products, which increased sales by approximately one percent compared to 2008.

Net sales volume of our International products declined in local currencies and reduced consolidated net sales by approximately three percent compared to 2008. A stronger U.S. dollar decreased sales by two percent compared to 2008.

Our gross profit margins were 25.9 percent, 24.9 percent and 27.5 percent in 2009, 2008 and 2007, respectively. The increase in the 2009 gross profit margin reflects the improved relationship between selling prices and commodity costs and the benefits associated with our business rationalizations and other cost savings initiatives.

Selling, general and administrative expenses as a percent of sales were 21.8 percent in 2009 compared with 19.0 percent in 2008 and 17.1 percent in 2007. Selling, general and administrative expenses as a percent of sales in 2009 and 2008 reflect lower sales volume, increased advertising expenses related to new product introductions and increased system implementation costs.

Operating profit in 2009, 2008 and 2007 includes $94 million, $78 million and $78 million, net, respectively, of costs and charges related to our business rationalizations and other cost savings initiatives. Operating profit in 2009, 2008 and 2007 includes $262 million, $467 million and $119 million, respectively, of impairment charges for goodwill and other intangible assets. Operating profit in 2009 and 2008 includes $7 million and $9 million, respectively, of charges for litigation settlements. Operating profit margins, as reported, were 0.7 percent, 0.9 percent and 9.3 percent in 2009, 2008 and 2007, respectively. Operating profit margins, excluding the items above, were 5.4 percent, 6.8 percent and 11.0 percent in 2009, 2008 and 2007, respectively.

Operating profit margins in 2009 were negatively affected by lower sales volume and the related under-absorption of fixed costs and lower selling prices related to the decline in the new home construction market in North America as well as lower sales volume of plumbing products in the North American and International home improvement markets. Such declines were partially offset by increased sales of paints and stains, the improved relationship between selling prices and commodity costs across our businesses and the benefits associated with business rationalizations and other cost savings initiatives. Operating profit margins in 2008 were adversely affected by accelerating declines in new home construction and a continued decline in consumer spending in North American and International markets, both of which negatively impacted the sales volume in each of our segments and negatively impacted operating profit margins by approximately two percentage points compared to 2007. Operating profit margins in 2007 were adversely affected by a decline in new home construction and a moderation in consumer spending in North America, both of which negatively impacted the sales volume of installation and other services, cabinets and windows and doors.

Other Income (Expense), Net

During 2009, we recognized non-cash, pre-tax impairment charges aggregating $10 million for our investments in private equity funds.

Other, net, for 2009 included $3 million of income from financial investments, net. Other, net, for 2009 also included realized foreign currency gains of $17 million and other miscellaneous items.

During 2008, we recognized non-cash, pre-tax impairment charges aggregating $58 million primarily related to financial investments in TriMas common stock ($31 million), Asahi Tec common stock ($1 million), private equity funds ($23 million) and other investments ($3 million).

Other, net, for 2008 included $3 million of realized losses, net, from the sale of marketable securities and $4 million of income from other investments, net. Other, net, for 2008 also included realized foreign currency losses of $29 million and other miscellaneous items.

During 2007, we recognized non-cash, pre-tax impairment charges aggregating $22 million related to financial investments in Furniture Brands International common stock ($6 million), Asahi Tec common stock ($3 million), auction rate securities ($3 million) and private equity funds ($10 million).

Other, net, for 2007 included $5 million of realized gains, net, from the sale of marketable securities, $6 million of dividend income and $38 million of income from other investments, net. Other, net, for 2007 also included $9 million of realized foreign currency gains and other miscellaneous items.

Interest expense was $225 million, $228 million and $258 million in 2009, 2008 and 2007, respectively. The decrease in interest expense in 2008 is primarily due to lower interest rates and the retirement of higher fixed-rate debt in 2007 and 2008.

(Loss) Income and (Loss) Earnings Per Common Share from Continuing Operations (Attributable to Masco Corporation)

(Loss) and diluted (loss) per common share from continuing operations for 2009 were $(140) million and $(.41) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2008 were $(366) million and $(1.06) per common share, respectively. Income and diluted earnings per common share from continuing operations for 2007 were $502 million and $1.32 per common share, respectively. (Loss) from continuing operations for 2009 included non-cash, pre-tax impairment charges for goodwill of $262 million ($180 million or $.51 per common share, after tax). (Loss) from continuing operations for 2008 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $467 million ($445 million or $1.26 per common share, after tax). Income from continuing operations for 2007 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $119 million ($100 million or $.27 per common share, after tax).

Our effective tax rate for the loss from continuing operations was a 33 percent tax benefit in 2009 and a 69 percent tax expense in 2008 and for income from continuing operations was a 39 percent tax expense in 2007. Our effective tax rate for income from continuing operations, excluding the impairment charges for goodwill and other intangible assets, was 30 percent, 57 percent and 36 percent in 2009, 2008 and 2007, respectively. Compared to our normalized effective tax rate of 36 percent, the lower effective tax rate in 2009 is due primarily to the reversal of an accrual for unrecognized tax benefits related to a withholding tax issue from a formerly held European company due to a recent favorable court decision. The higher effective tax rate in 2008 reflects the additional U.S. tax on a repatriation of low-taxed earnings from certain foreign subsidiaries in order to utilize a foreign tax credit carryforward, combined with a decrease in our 2008 pre-tax income. We expect our tax rate for 2010 to be approximately 37 percent.

Outlook for the Company

We expect that business conditions in 2010 will improve compared to 2009. While we are concerned about the impact of current unemployment levels, foreclosure activity and access to financing, we believe that housing starts will improve in 2010 and will increase to a range of 600,000 to 700,000 units from 554,000 units in 2009.

While we anticipate that expenditures on repair and remodel activity will improve modestly in 2010 from 2009 levels, we believe that big-ticket items will continue to be deferred until general economic conditions, credit availability and home prices improve.

We are confident that the long-term fundamentals for the new home construction and home improvement markets are positive. We believe that our strong financial position, together with our current strategy of investing in leadership brands (including: KraftMaid and Merillat cabinets, Delta and Hansgrohe faucets, Behr paint and Milgard windows), our continued focus on innovation and our commitment to lean principles, will allow us to drive long-term growth and create value for our shareholders.

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

					Percent
					Change
					2009	2008
					vs.	vs.
		2009	2008	2007	2008	2007

Net Sales:
Cabinets and Related Products		$1,674	$2,276	$2,829	(26)%	(20)%
Plumbing Products		2,564	3,002	3,272	(15)%	(8)%
Installation and Other Services		1,256	1,861	2,615	(33)%	(29)%
Decorative Architectural Products		1,714	1,629	1,768	5%	(8)%
Other Specialty Products		584	716	929	(18)%	(23)%

Total		$7,792	$9,484	$11,413	(18)%	(17)%

North America		$6,135	$7,482	$9,271	(18)%	(19)%
International, principally Europe		1,657	2,002	2,142	(17)%	(7)%

Total		$7,792	$9,484	$11,413	(18)%	(17%)

	2009	2009(B)	2008	2008(B)	2007	2007(B)

Operating Profit (Loss): (A)
Cabinets and Related Products	$(64)	$(64)	$4	$63	$336	$336
Plumbing Products	237	276	110	313	271	340
Installation and Other Services	(131)	(131)	(46)	6	176	176
Decorative Architectural Products	375	375	299	299	384	384
Other Specialty Products	(199)	24	(124)	29	67	117

Total	$218	$480	$243	$710	$1,234	$1,353

North America	$93	$316	$493	$555	$1,008	$1,127
International, principally Europe	125	164	(250)	155	226	226

Total	218	480	243	710	1,234	1,353
General corporate expense, net	(140)	(140)	(144)	(144)	(181)	(181)
Charge for defined-benefit curtailment	(8)	(8)	—	—	—	—
Charge for litigation settlements	(7)	(7)	(9)	(9)	—	—
Accelerated stock compensation expense	(6)	(6)	—	—	—	—
(Loss) gain on corporate fixed assets, net	(2)	(2)	—	—	8	8

Total operating profit (loss)	$55	$317	$90	$557	$1,061	$1,180

Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	(3.8)%	(3.8)%	.2%	2.8%	11.9%	11.9%
Plumbing Products	9.2%	10.8%	3.7%	10.4%	8.3%	10.4%
Installation and Other Services	(10.4)%	(10.4)%	(2.5)%	.3%	6.7%	6.7%
Decorative Architectural Products	21.9%	21.9%	18.4%	18.4%	21.7%	21.7%
Other Specialty Products	(34.1)%	4.1%	(17.3)%	4.1%	7.2%	12.6%
North America	1.5%	5.2%	6.6%	7.4%	10.9%	12.2%
International, principally Europe	7.5%	9.9%	(12.5)%	7.7%	10.6%	10.6%
Total	2.8%	6.2%	2.6%	7.5%	10.8%	11.9%
Total operating profit margin, as reported	.7%	N/A	.9%	N/A	9.3%	N/A

(A)	Before general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, and (loss) gain on corporate fixed assets, net; see Note O to the consolidated financial statements.
(B)	Excluding impairment charges for goodwill and other intangible assets. The 2009 impairment charges for goodwill were as follows: Plumbing Products — $39 million; and Other Specialty Products — $223 million. The 2008 impairment charges for goodwill and other intangible assets were as follows: Cabinets and Related Products — $59 million; Plumbing Products — $203 million; Installation and Other Services — $52 million; and Other Specialty Products — $153 million. The 2007 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products — $69 million; and Other Specialty Products — $50 million.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, (loss) gain on corporate fixed assets, net, and impairment charges for goodwill and other intangible assets in 2009, 2008 and 2007.

Business Rationalizations and Other Initiatives

Over the past several years, we have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other cost savings initiatives. For the year ended December 31, 2009, we incurred net costs and charges of $94 million pre-tax related to these initiatives. Based on current plans, we anticipate costs and charges related to our business rationalizations and other initiatives to approximate $38 million in 2010. We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges. In February 2010, we announced the combination of our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry; the additional cost is currently estimated at approximately $30 million to $35 million.

For the year ended December 31, 2008, we incurred net costs and charges of $78 million pre-tax related to these initiatives. For the year ended December 31, 2007, we incurred net costs and charges of $78 million related to business rationalizations, net of an $8 million gain from the sale of fixed assets.

Cabinets and Related Products

Net sales of Cabinets and Related Products decreased in 2009 primarily due to a decline in sales volume of cabinets in the new home construction and retail markets, as well as a less favorable product mix, which combined to reduce sales in this segment by approximately 24 percent compared to 2008 and 16 percent in 2008 compared to 2007. Net sales in this segment were also negatively impacted by lower local currency sales volume of International operations, which reduced sales in this segment by approximately three percent compared to 2008 and by approximately five percent in 2008 compared to 2007. Such declines were partially offset by increased selling prices, which increased sales by approximately one percent in 2009 compared to 2008. Net sales in this segment in 2007 were negatively affected by a decline in sales volume of cabinets in the new home construction market, as well as a decline in net sales of ready-to-assemble cabinets. A stronger U.S. dollar decreased sales by two percent in 2009 compared to 2008 and a weaker U.S. dollar increased sales by one percent in 2008 compared to 2007.

Operating profit margins in the Cabinets and Related Products segment in 2009 were negatively affected by lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, as well as a less favorable product mix which, on a combined basis, reduced operating profit margins by approximately three percentage points compared to 2008. In 2009, operating profit margins in this segment were also negatively affected by increased plant closure and system implementation costs. Such declines were partially offset by the improved relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives. Operating profit margins in this segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs and a less favorable product mix which reduced operating profit margins by approximately six percentage points compared to 2007, as well as increased plant closure and system implementation costs. In 2008, operating profit margins were also negatively affected by lower results of International operations included in this segment, which reduced operating profit margins by approximately two percentage points compared to 2007. In 2007, operating profit margins in this segment were negatively affected by the decline in sales volume, as well as increased start-up costs and the under-utilization of two new plants, and increased severance costs. Such declines were partially offset by a gain on the sale of a manufacturing facility of $8 million and benefits associated with business rationalizations and other initiatives.

Plumbing Products

Net sales of Plumbing Products decreased in 2009 and 2008 primarily due to lower sales volume to North American retailers and wholesalers, which reduced sales by approximately ten percent in both 2009 compared to 2008 and in 2008 compared to 2007. Reflecting the weakened global economy, net sales in this segment in 2009 and 2008 were also negatively impacted by lower local currency sales volume of International operations, which reduced sales in this segment by approximately six percent in 2009 compared to 2008 and by approximately three percent in 2008 compared to 2007. Such declines were partially offset by net selling price increases, which increased sales by approximately three percent in both 2009 compared to 2008 and in 2008 compared to 2007. Net sales in this segment in 2007 were positively affected by increased sales volume of certain International operations, as well as increased selling prices, which were partially offset by declining sales volume to North American retail and wholesale customers. A stronger U.S. dollar decreased sales by three percent in 2009 compared to 2008 and a weaker U.S. dollar increased sales by two percent in 2008 compared to 2007.

Operating profit margins in the Plumbing Products segment in 2009 were positively affected by the improved relationship between selling prices and commodity costs, as well as a more favorable product mix and the benefits associated with business rationalizations and other cost savings initiatives. Operating profit margins in this segment in 2008 were negatively affected by the decline in North American and International sales volume, which reduced operating profit margins by approximately one percentage point compared to 2007; such declines were partially offset by net selling price increases. Operating profit margins in this segment in 2007 were negatively affected by increased commodity costs in early 2007, which were offset by selling price increases and the reduction of certain variable expenses, as well as lower rationalization costs.

Installation and Other Services

Net sales of Installation and Other Services decreased in 2009 and 2008 primarily due to significantly lower sales volume related to the decline in the new home construction market which declined over 38 percent in 2009 compared to 2008, as well as lower selling prices. Net sales in this segment in 2007 were negatively affected by lower sales volume related to the slowdown in the new home construction market and declines in selling prices, partially offset by acquisitions.

Operating profit margins in the Installation and Other Services segment in 2009 were negatively affected by lower sales volume and the related under-absorption of fixed costs, selling price decreases and increased system implementation costs. Operating profit margins in this segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs, as well as decreased selling prices and increased bad debt expense, which decreased operating profit margins by approximately seven percentage points; such declines were partially offset by material price decreases. Operating profit margins in this segment in 2007 were negatively affected by lower sales volume and the related under-absorption of fixed costs, lower selling prices and increased bad debt expense, severance and location closure costs and increased system implementation expenses; such declines were partially offset by reductions in material costs, as well as benefits associated with the business rationalizations and other initiatives.

Decorative Architectural Products

Net sales of Decorative Architectural Products increased in 2009, primarily due to increased retail sales volume of paints and stains, which offset lower retail sales volume of builders’ hardware. Sales of paints and stains in 2009 benefited from new product introductions and advertising and promotional activities. Net sales in this segment decreased in 2008, primarily due to lower retail sales volume of paints and stains and builders’ hardware, which more than offset selling price increases. Net sales in this segment in 2007 were positively affected by higher retail sales volume from new product introductions of paints and stains, which partially offset sales declines related to builder’s hardware.

Operating profit margins in the Decorative Architectural Products segment in 2009 were positively affected by increased sales volume of paints and stains, which more than offset lower sales volume of builders’ hardware. The operating profit margins in this segment also benefited from the improved relationship between selling prices and commodity costs related to paints and stains and builders’ hardware, as well as lower program costs related to builders’ hardware. Operating profit margins in this segment in 2008 were negatively affected by lower sales volume of paints and stains and builders’ hardware, increasing material costs throughout 2008 and program costs for builders’ hardware, which more than offset the effect of selling price increases. Operating profit margins in this segment in 2007 primarily reflect increased sales volume of paints and stains, offset by increased advertising expenses.

Other Specialty Products

Net sales of Other Specialty Products decreased primarily due to lower sales volume of windows in the western United States, selling price decreases and a less favorable product mix, which decreased sales in this segment by approximately 12 percent in 2009 compared to 2008. Net sales in this segment also decreased in 2009 due to a decline in retail sales of staple gun tackers and other fastening tools, which reduced sales in this segment by three percent in 2009 compared to 2008. Net sales in this segment in 2008 and 2007 were negatively impacted by lower sales volume of windows and doors, as well as a decline in the home improvement market. Net sales in this segment were also negatively impacted by lower local currency sales volume of International operations, which reduced sales in this segment by approximately two percent compared to 2007, due to the decline in the United Kingdom markets. A stronger U.S. dollar decreased sales by three percent in 2009 compared to 2008 and by one percent in 2008 compared to 2007.

Operating profit margins in the Other Specialty Products segment in 2009 reflect the benefits associated with business rationalizations and other cost savings initiatives which offset the negative affect of lower sales volume of windows and staple gun tackers and other fastening tools and the related under-absorption of fixed costs, as well as a less favorable product mix. Operating profit margins in this segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs, which decreased operating profit margins by approximately seven percentage points compared to 2007, as well as increased plant closure costs. Operating profit margins were also negatively affected by lower results of International operations, which reduced operating profit margins by approximately two percentage points in 2008 compared to 2007. Operating profit margins in this segment in 2007 were negatively affected by lower sales volume of windows and doors in the new home construction market and lower results of International operations.

Geographic Area Results Discussion

North America

North American net sales in 2009 were negatively affected by lower sales volume of installation and other services, cabinets and windows in the new home construction market which decreased sales from North American operations by approximately 12 percent in 2009 compared to 2008. In addition, North American net sales were negatively affected by lower retail sales volume of cabinets, plumbing products, builder’s hardware and staple gun tackers and other fastening tools, which aggregated to a net decrease in North American net sales of approximately nine percent in 2009 compared to 2008. Such declines were partially offset by increased sales of paints and stains and increased selling prices for certain products. North American net sales in 2008 were negatively affected by lower sales volume of installation and other services, cabinets and windows and doors in the new home construction market which decreased sales from North American operations by approximately 13 percent in 2008 compared to 2007. In addition, North American net sales were negatively affected by lower retail sales volume of cabinets, plumbing products, paints and stains and builder’s hardware, which aggregated to a net decrease in North American sales of approximately eight percent in 2008 compared to 2007. North American sales in 2007 were negatively affected by lower sales volume of installation and other services, cabinets and windows and doors in the new home construction market, as well as lower retail sales volume of certain products, partially offset by increased retail sales volume of paints and stains.

The declines in operating profit margins from North American operations in 2009 were primarily due to sales volume declines and the related under-absorption of fixed costs, selling price decreases and a less favorable product mix in new home construction markets, which decreased operating profit margins by one percentage point in 2009 compared to 2008. Operating profit margins were also negatively affected by increased rationalization costs and charges in 2009 compared to 2008. Such declines were partially offset by the improved relationship between selling prices and commodity costs for cabinets, plumbing products and paints and stains, as well as the benefits associated with business rationalizations and other cost savings initiatives. The declines in operating profit margins from North American operations in 2008 were primarily due to declines in new home construction and consumer spending, which negatively impacted the sales volume of the Company’s products and decreased operating profit margins by approximately three percentage points in 2008 compared to 2007. The operating profit margins from North American operations in 2007 were negatively affected by declines in new home construction and consumer spending; such declines were partially offset by selling price increases, and the benefits associated with the Company’s business rationalizations and other initiatives.

International, Principally Europe

Net sales from International operations decreased in 2009 primarily due to lower sales volume of plumbing products and cabinets, which reduced sales from International operations in local currencies by approximately 12 percent compared to 2008 and by approximately 13 percent in 2008 compared to 2007. Such declines were partially offset by selling price increases, which increased sales from International operations by approximately two percent in 2009 compared to 2008 and in 2008 compared to 2007. Net sales from International operations in 2007 were positively affected by increased sales volume of plumbing products. A stronger U.S. dollar decreased International net sales by seven percent in 2009 compared to 2008 and a weaker U.S. dollar increased International net sales by three percent in 2008 compared to 2007.

Operating profit margins in 2009 were positively affected by the improved relationship between selling prices and commodity costs, as well as the benefits associated with business rationalizations and other cost savings initiatives. Operating profit margins in 2008 were negatively affected by lower sales volumes and the related under-absorption of fixed costs, as well as increased severance and plant closure costs. Operating profit margins in 2007 were negatively affected by a less favorable product mix and material cost increases.

Other Matters

Commitments and Contingencies

Litigation

Information regarding our legal proceedings is set forth in Note S to the consolidated financial statements.

Other Commitments

With respect to our investments in private equity funds, we had, at December 31, 2009, commitments to contribute up to $37 million of additional capital to such funds, representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include claims made against builders by homeowners for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications relating to various items, including: the enforceability of trademarks; legal and environmental issues; and provisions for sales returns. We have never had to pay a material amount related to these indemnifications, and we evaluate the probability that amounts may be incurred and we appropriately record an estimated liability when probable.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2009, in millions:

	Payments Due by Period
	Less than	2-3	4-5	More than
	1 Year	Years	Years	5 Years	Other(D)	Total

Debt (A)	$364	$879	$203	$2,522	$—	$3,968
Interest (A)	217	411	314	860	—	1,802
Operating leases	68	80	42	53	—	243
Currently payable income taxes	12	—	—	—	—	12
Defined-benefit plans	45	94	102	280	—	521
Private equity funds (B)	19	18	—	—	—	37
Post-retirement obligations	1	1	2	4	—	8
Purchase commitments (C)	195	3	—	—	—	198
Unrecognized tax benefits, including interest and penalties (D)	8	—	—	—	78	86

Total	$929	$1,486	$663	$3,719	$78	$6,875

(A)	We assumed that all debt would be held to maturity, except for the Zero Coupon Convertible Senior Notes which have been classified as short-term debt at December 31, 2009. See Note K to the consolidated financial statements for more information.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with unrecognized tax benefits, we are unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Recently Issued Accounting Pronouncements.

In June 2009, the FASB issued guidance regarding how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities that most significantly impact the entity’s economic performance. This guidance is effective for the Company beginning January 1, 2010. The Company does not expect that the adoption will have a significant impact on its consolidated financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We have considered the provisions of accounting guidance regarding disclosure of accounting policies for derivative financial instruments and derivative commodity instruments, and disclosure of quantitative and qualitative information about market risk inherent in derivative financial instruments, other financial instruments and derivative commodity instruments.

We are exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to our marketable securities and other investments. We have limited involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to fluctuations in interest rates and foreign currency fluctuations and from time to time commodity fluctuations. See Note F to the consolidated financial statements for additional information regarding our derivative instruments.

At December 31, 2009, we have entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the European euro and the U.S. dollar.

At December 31, 2009, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates or a 10 percent decline in the market value of our long-term investments. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

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

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company’s consolidated financial statements and of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2009. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2009 and expressed an unqualified opinion on the Company’s 2009 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company has changed the manner in which it accounts for noncontrolling interests in 2009. As discussed in Note Q to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits in 2007.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2010

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at December 31, 2009 and 2008

(In Millions, Except Share Data)
	2009	2008

ASSETS
Current Assets:
Cash and cash investments	$1,413	$1,028
Receivables	983	999
Inventories	743	941
Prepaid expenses and other	312	332

Total current assets	3,451	3,300
Property and equipment, net	1,981	2,136
Goodwill	3,108	3,371
Other intangible assets, net	290	299
Other assets	345	377

Total Assets	$9,175	$9,483

LIABILITIES and EQUITY
Current Liabilities:
Accounts payable	$578	$531
Notes payable	364	71
Accrued liabilities	839	945

Total current liabilities	1,781	1,547
Long-term debt	3,604	3,915
Deferred income taxes and other	973	1,040

Total Liabilities	6,358	6,502

Commitments and contingencies
Equity:
Masco Corporation’s shareholders’ equity
Common shares authorized: 1,400,000,000; issued and outstanding: 2009 – 350,400,000; 2008 – 351,400,000	350	351
Preferred shares authorized: 1,000,000; issued and outstanding: 2009 and 2008 —None	—	—
Paid-in capital	42	—
Retained earnings	1,871	2,162
Accumulated other comprehensive income	366	308

Total Masco Corporation’s shareholders’ equity	2,629	2,821
Noncontrolling interest	188	160

Total Equity	2,817	2,981

Total Liabilities and Equity	$9,175	$9,483

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2009, 2008 and 2007

(In Millions, Except Per Common Share Data)
	2009	2008	2007

Net sales	$7,792	$9,484	$11,413
Cost of sales	5,774	7,125	8,280

Gross profit	2,018	2,359	3,133
Selling, general and administrative expenses	1,701	1,802	1,953
Impairment charges for goodwill and other intangible assets	262	467	119

Operating profit	55	90	1,061

Other income (expense), net:
Interest expense	(225)	(228)	(258)
Impairment charges for financial investments	(10)	(58)	(22)
Other, net	29	3	95

	(206)	(283)	(185)

(Loss) income from continuing operations before income taxes	(151)	(193)	876
Income tax (benefit) expense	(49)	134	337

(Loss) income from continuing operations	(102)	(327)	539
(Loss) from discontinued operations, net	(43)	(25)	(116)

Net (loss) income	(145)	(352)	423
Less: Net income attributable to noncontrolling interest	38	39	37

Net (loss) income attributable to Masco Corporation	$(183)	$(391)	$386

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
(Loss) income from continuing operations	$(.41)	$(1.06)	$1.33
(Loss) from discontinued operations, net	(.12)	(.07)	(.31)

Net (loss) income	$(.53)	$(1.13)	$1.02

Diluted:
(Loss) income from continuing operations	$(.41)	$(1.06)	$1.32
(Loss) from discontinued operations, net	(.12)	(.07)	(.31)

Net (loss) income	$(.53)	$(1.13)	$1.02

Amounts attributable to Masco Corporation:
(Loss) income from continuing operations	$(140)	$(366)	$502
(Loss) from discontinued operations, net	(43)	(25)	(116)

Net (loss) income	$(183)	$(391)	$386

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2009, 2008 and 2007

	(In Millions)
	2009	2008	2007

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net (loss) income	$(145)	$(352)	$423
Depreciation and amortization	254	238	248
Deferred income taxes	(83)	20	(41)
Loss on disposition of businesses, net	40	38	18
(Gain) on disposition of investments, net	(2)	—	(41)
Charge for litigation settlements	7	9	—
Impairment charges:
Financial investments	10	58	22
Goodwill and other intangible assets	262	467	227
Stock-based compensation	69	74	94
Other items, net	58	84	37
Decrease in receivables	20	294	243
Decrease in inventories	198	104	157
Increase (decrease) in accounts payable and accrued liabilities, net	17	(237)	(117)

Net cash from operating activities	705	797	1,270

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	3	—	4
Payment of debt	(14)	(33)	(56)
Issuance of notes, net of issuance costs	—	—	596
Retirement of notes	—	(100)	(1,425)
Proceeds from settlement of swaps	—	16	—
Purchase of Company common stock	(11)	(160)	(857)
Issuance of Company common stock	—	—	60
Tax benefit from stock-based compensation	7	3	19
Dividends paid to noncontrolling interest	(16)	(21)	(14)
Cash dividends paid	(166)	(336)	(347)

Net cash for financing activities	(197)	(631)	(2,020)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(125)	(200)	(248)
Acquisition of businesses, net of cash acquired	(8)	(21)	(203)
Purchases of auction rate securities	—	—	(1,047)
Proceeds from disposition of auction rate securities	—	—	1,025
Proceeds from disposition of:
Marketable securities	5	10	55
Businesses, net of cash disposed	8	179	45
Property and equipment	23	1	45
Other financial investments, net	6	48	75
Other, net	(27)	(31)	(80)

Net cash for investing activities	(118)	(14)	(333)

Effect of exchange rate changes on cash and cash investments	(5)	(46)	47

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	385	106	(1,036)
At January 1	1,028	922	1,958

At December 31	$1,413	$1,028	$922

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2009, 2008 and 2007

	(In Millions, Except Per Share Data)
					Accumulated
		Common			Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest

Balance, January 1, 2007	$4,579	$384	$–	$3,575	$491	$129
Net income	423			386		37
Cumulative translation adjustments	143				128	15
Unrealized loss on marketable securities, net of income tax benefit of $5	(7)				(7)
Unrecognized prior service cost and net loss, net of income tax of $27	49				49

Total comprehensive income	608
Cumulative effect of accounting change regarding income tax uncertainties (Note Q)	(26)			(26)
Other	(7)			(7)
Shares issued	59	4	55
Shares retired:
Repurchased	(857)	(31)	(213)	(613)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(346)			(346)
Dividends paid to noncontrolling interest	(14)					(14)
Stock-based compensation	118		118
Purchase of noncontrolling interest preferred shares	42	2	54			(14)

Balance, December 31, 2007	$4,142	$359	$–	$2,969	$661	$153
Net (loss) income	(352)			(391)		39
Cumulative translation adjustments	(221)				(210)	(11)
Unrealized gain on marketable securities, net of income tax of $4	7				7
Unrecognized prior service cost and net loss, net of income tax benefit of $86	(150)				(150)

Total comprehensive loss	(716)
Shares issued	1	1
Shares retired:
Repurchased	(160)	(9)	(71)	(80)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(336)			(336)
Dividends paid to noncontrolling interest	(21)					(21)
Stock-based compensation	78		78

Balance, December 31, 2008	$2,981	$351	$–	$2,162	$308	$160
Net (loss) income	(145)			(183)		38
Cumulative translation adjustments	28				22	6
Unrealized gain on marketable securities, net of income tax of $13	22				22
Unrecognized prior service cost and net loss, net of income tax benefit of $20	14				14

Total comprehensive loss	(81)
Shares issued	1	2	(1)
Shares retired:
Repurchased	(11)	(2)	(9)
Surrendered (non-cash)	(5)	(1)	(4)
Cash dividends declared	(108)			(108)
Dividends paid to noncontrolling interest	(16)					(16)
Stock-based compensation	56		56

Balance, December 31, 2009	$2,817	$350	$42	$1,871	$366	$188

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ACCOUNTING POLICIES

Principles of Consolidation.  The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company consolidates the assets, liabilities and results of operations of variable interest entities, for which the Company is the primary beneficiary.

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

Receivables.  The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an on-going basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in the Company’s markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $75 million at both December 31, 2009 and 2008. Receivables include unbilled revenue related to the Installation and Other Services segment of $15 million and $24 million at December 31, 2009 and 2008, respectively.

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

The Company reviews its property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Depreciation.  Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $237 million, $220 million and $215 million in 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets.  The Company performs its annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units and completed the impairment testing of goodwill at the operating segment level. The Company’s operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. The Company compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs).

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company generally utilizes its weighted average cost of capital (discount rate) of approximately nine percent to discount the estimated cash flows. However, in 2009 and 2008, due to market conditions, the Company increased the discount rate for most of its reporting units, based upon a review of the current risks impacting our businesses. The Company records an impairment to goodwill (adjusting the value to the estimated fair value) if the book value is below the estimated fair value, on a non-recurring basis.

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

Fair Value Accounting.  On January 1, 2008, the Company adopted fair value guidance for its financial investments and liabilities which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2009, the Company adopted this guidance for its non-financial investments and liabilities; such adoption did not have a significant effect on its consolidated financial statements.

The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company’s investments in marketable securities, private equity funds and other private investments.

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

A majority of the Company’s business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company’s revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

Product Liability.  The Company provides for expenses associated with product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.

Stock-Based Compensation.  The Company measures compensation expense for stock awards at the market price of the Company’s common stock at the grant date. Effective January 1, 2006, such expense is being recognized ratably over the shorter of the vesting period of the stock awards, typically 5 to 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, such expense is being recognized over the vesting period of the stock awards, typically 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, the expense is being recognized over five years or immediately upon a grantee’s retirement.

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

model. For stock options granted prior to January 1, 2006, such expense is being recognized ratably over the vesting period of the stock options, typically five years. The Company utilizes the shortcut method to determine the tax windfall pool associated with stock options.

Noncontrolling Interest.  The Company owns 68 percent of Hansgrohe AG at both December 31, 2009 and 2008. In accordance with new guidance, the aggregate noncontrolling interest, net of dividends, at December 31, 2009 and 2008 has been recorded as a component of equity on the Company’s consolidated balance sheets.

In May 2007, a put option was exercised and the Company issued two million shares of Company common stock with a value of $56 million for an additional four percent ownership in Hansgrohe AG.

Interest and Penalties on Unrecognized Tax Benefits.  The Company records interest and penalties on its unrecognized tax benefits in income tax expense.

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2009 presentation in the consolidated financial statements. The results of operations related to 2009, 2008 and 2007 discontinued operations have been reclassified and separately stated in the accompanying consolidated statements of income for 2009, 2008 and 2007. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements.  In June 2009, the FASB issued guidance regarding how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities that most significantly impact the entity’s economic performance. This guidance is effective for the Company beginning January 1, 2010. The Company does not expect that the adoption will have a significant impact on its consolidated financial condition and results of operations.

Subsequent Events.  The Company has evaluated subsequent events through February 16, 2010, the date the Company’s consolidated financial statements were issued.

B.	DISCONTINUED OPERATIONS

During 2009, 2008 and 2007, the Company sold several business units that were not core to the Company’s long-term growth strategy. The presentation of discontinued operations includes a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. The Company has accounted for the business units which were sold in 2009, 2008 and 2007, except as noted, as discontinued operations.

During 2009, in separate transactions, the Company completed the sale of Damixa and Breuer, two European business units in the Plumbing Products segment. The Company received gross proceeds of $9 million and recognized a net pre-tax loss of $43 million for the sale of these business units.

During 2009, the Company recorded income of $1 million included in (loss) gain on disposal of discontinued operations, net related to cash received for a disposition completed in prior years. Also during 2009, the Company recorded other income of $2 million included in (loss) gain on disposal of discontinued operations, net, reflecting the settlement of certain liabilities related to a business unit disposed in prior years.

During 2008, in separate transactions, the Company completed the sale of its Europe-based The Heating Group business unit (Other Specialty Products segment), Glass Idromassaggio (Plumbing Products segment) and Alfred Reinecke (Plumbing Products segment). Total net proceeds from the sale of these business units were $174 million. The Company recorded an impairment of assets related to these discontinued operations which primarily included the write-down of goodwill of $24 million and other assets of $21 million; upon completion of the transactions, the Company recognized a net gain of $6 million included in (loss) gain on disposal of discontinued operations, net. During 2008, the Company recorded other net

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	DISCONTINUED OPERATIONS – (Concluded)

expenses of $3 million included in (loss) gain on disposal of discontinued operations, net, reflecting the adjustment of certain liabilities related to businesses disposed in prior years.

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

(Losses) gains from these 2009, 2008 and 2007 discontinued operations were included in (loss) from discontinued operations, net, in the consolidated statements of income.

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2009	2008	2007

Net sales	$66	$216	$420

(Loss) from discontinued operations	$(10)	$(5)	$(104)
Impairment of assets held for sale	–	(45)	–
(Loss) gain on disposal of discontinued operations, net	(40)	3	(10)

(Loss) before income tax	(50)	(47)	(114)
Income tax benefit (expense)	7	22	(2)

(Loss) from discontinued operations, net	$(43)	$(25)	$(116)

Included in income tax benefit (expense) above was income tax benefit (expense) related to (loss) from discontinued operations of $1 million, $1 million and $(1) million in 2009, 2008 and 2007, respectively. (Loss) from discontinued operations also includes non-cash, pre-tax and after tax impairment charges for goodwill of $108 million in 2007. The unusual relationship between income taxes and (loss) before income taxes resulted primarily from certain losses providing no current tax benefit.

During 2007, the Company completed the sale of two small businesses, the results of which were included in continuing operations through the dates of sale. These small businesses in the Plumbing Products segment had combined net sales and operating (loss) of $12 million and $(400,000), respectively, in 2007 through the respective dates of sale. Gross proceeds from the sale of these businesses were $10 million; the Company recognized a net loss of $8 million included in other, net, in continuing operations, related to the sale of these businesses, for the year ended December 31, 2007.

C.	ACQUISITIONS

During 2009, the Company acquired a small business in the Plumbing Products segment; this business allows the Company to expand into a developing market and had annual sales of $11 million. During 2008, the Company acquired a relatively small countertop business (Cabinet and Related Products segment) which allows the Company to expand the products and services it offers to its customers and had annual sales of over $40 million. During 2007, the Company acquired several relatively small installation service businesses (Installation and Other Services segment), as well as Erickson Construction Company and Guy Evans, Inc. (Installation and Other Services segment).

The results of all acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	ACQUISITIONS – (Concluded)

The total net purchase price of these acquisitions was as follows, in millions:

	2009	2008	2007

Cash, net	$6	$18	$195
Assumed debt	–	–	7

Total	$6	$18	$202

Certain purchase agreements provided for the payment of additional consideration in cash, contingent upon whether certain conditions are met, including the operating performance of the acquired business. In 2008, the Company paid in cash an additional $1 million of acquisition-related consideration, contingent consideration and other purchase price adjustments, relating to previously acquired companies. At December 31, 2009 and 2008, there was no outstanding contingent consideration.

D.	INVENTORIES

(In Millions)
	At December 31
	2009	2008

Finished goods	$405	$483
Raw material	247	333
Work in process	91	125

Total	$743	$941

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES

Accounting Policy.  On January 1, 2008, the Company adopted fair value guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for its financial investments and liabilities. The guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

Financial investments that are available to be traded on readily accessible stock exchanges (domestic or foreign) are considered to have active markets and have been valued using Level 1 inputs. Financial investments that are not available to be traded on a public market or have limited secondary markets, or contain provisions that limit the ability to sell the investment are considered to have inactive markets and have been valued using Level 2 or 3 inputs. The Company incorporated credit risk into the valuations of financial investments by estimating the likelihood of non-performance by the counterparty to the applicable transactions. The estimate included the length of time relative to the contract, financial condition of the counterparty and current market conditions. The criteria for determining if a market was active or inactive were based on the individual facts and circumstances.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

Financial Investments.  The Company has maintained investments in available-for-sale securities and a number of private equity funds and other private investments, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.

Financial investments included in other assets were as follows, in millions:

	At December 31
	2009	2008

Asahi Tec Corporation — common and preferred stock	$71	$73
Auction rate securities	22	22
TriMas Corporation common stock	17	3
Marketable securities	–	3
Other investments	–	3

Total recurring investments	110	104

Private equity funds	123	138
Other investments	9	7

Total non-recurring investments	132	145

Total	$242	$249

The Company’s investments in available-for-sale securities at December 31, 2009 and 2008 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

December 31, 2009	$71	$39	$–	$110
December 31, 2008	$75	$26	$–	$101

The Company’s investments in private equity funds and other private investments are carried at cost. At December 31, 2009, the Company has investments in 17 venture capital funds, with an aggregate carrying value of $28 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2009, the Company also has investments in 28 buyout funds, with an aggregate carrying value of $95 million. The buyout funds invest in later-stage, established businesses and, other than the Heartland Industrial Partners Fund (“Heartland Fund”), which is primarily in the automotive and transportation sector, no buyout fund has a concentration in a particular sector.

Recurring Fair Value Measurements.  For financial investments measured at fair value on a recurring basis at each reporting period, the unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based upon specific identification.

For marketable securities, the Company reviews, on a recurring basis, industry analyst reports, key ratios and statistics, market analyses and other factors for each investment to determine if an unrealized loss is other-than-temporary.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

In the past, the Company invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. The fair values of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

In December 2009, the Company sold its investment in Asahi Tec common stock for proceeds approximating book value. The preferred stock of Asahi Tec has been valued primarily using a discounted cash flow model, because there are currently no observable prices in an active market for the same or similar securities. The significant inputs in the discounted cash flow model used to value the Asahi Tec preferred stock include: the present value of future dividends, present value of redemption rights, fair value of conversion rights and the discount rate based on credit spreads for Japanese-issued preferred securities and other market factors. The Asahi Tec preferred stock accrues dividends at an annual rate of 1.75% cash at the discretion of Asahi Tec or noncash dividends at an annual rate of $1.75% plus an additional dividend at an annual rate of 3.75% on the unpaid noncash dividend; the Company has elected to record such dividends when cash proceeds are received. For the year ended December 31, 2008, the unrealized loss of $2 million related to the change in fair value of the derivative related to the conversion feature on the Asahi Tec preferred stock, has been included in the Company’s consolidated statements of income, in income from other investments, net. At both December 31, 2009 and 2008, the conversion feature value was deemed insignificant.

Non-Recurring Fair Value Measurements.  It is not practicable for the Company to estimate a fair value for private equity funds and other private investments because there are no quoted market prices, and sufficient information is not readily available for the Company to utilize a valuation model to determine the fair value for each fund. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the automotive and transportation, residential and commercial construction, bio-technology, health care and information technology sectors in which the given funds’ investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

Recurring Fair Value Measurements.  Financial investments and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Asahi Tec Corporation:
Preferred stock	$71	$–	$–	$71
Auction rate securities	22	–	–	22
TriMas Corporation	17	17	–	–

Total	$110	$17	$–	$93

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Asahi Tec Corporation:
Preferred stock	$72	$–	$–	$72
Common stock	1	1	–	–
Auction rate securities	22	–	–	22
Marketable securities	3	3	–	–
TriMas Corporation	3	3	–	–
Other private investments	3	–	3	–

Total	$104	$7	$3	$94

The following table summarizes the changes in Level 3 financial investments measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total

Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	–	–	–
Unrealized (losses)	(1)	–	(1)
Purchases, issuances, settlements	–	–	–

Fair value at December 31, 2009	$71	$22	$93

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total

Fair value January 1, 2008	$55	$22	$77
Total losses included in earnings	–	–	–
Unrealized gains	17	–	17
Purchases, issuances, settlements	–	–	–

Fair value at December 31, 2008	$72	$22	$94

Non-Recurring Fair Value Measurements.  Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Private equity funds	$31	$–	$–	$31	$(10)
Other private investments	3	–	–	3	–

	$34	$–	$–	$34	$(10)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Private equity funds	$43	$–	$–	$43	$(23)
Other private investments	4	–	–	4	(3)

	$47	$–	$–	$47	$(26)

The Company’s investments in private equity funds for which fair value was determined with unrealized losses, were as follows, in millions:

Unrealized Loss
	Fair Value	Less than 12 Months	Over 12 Months

December 31, 2009	$–	$–	$–
December 31, 2008	$–	$–	$–

The remaining private equity investments in 2009 and 2008 with an aggregate carrying value of $92 million and $95 million, respectively, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

Realized Gains (Losses) and Impairment Charges.  During 2009, the Company determined that the decline in the estimated value of five private equity funds, with an aggregate carrying value of $41 million prior to impairment, was other-than-temporary. Accordingly, for the year ended December 31, 2009, the Company recognized non-cash, pre-tax impairment charges of $10 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

During 2008, based upon its review of marketable securities, the Company recognized non-cash, pre-tax impairment charges of $31 million related to its investment in TriMas Corporation (“TriMas”) common stock (NYSE: TRS) and $1 million related to its investment in Asahi Tec Corporation (“Asahi Tec”) common stock (Tokyo Stock Exchange: 5606.T). During 2008, the Company determined that the decline in the estimated value of certain private equity fund investments, with an aggregate carrying value of $66 million prior to the impairment, was other-than-temporary. Accordingly, for the year ended December 31, 2008, the Company recognized non-cash, pre-tax impairment charges of $23 million. A review of sector performance and other factors specific to the underlying investments in six funds having other-than-temporary declines in fair value, including the Heartland Fund (automotive and transportation sector of $10 million) and five other funds ($13 million.)

During 2007, the Company recognized non-cash, pre-tax impairment charges of $6 million related to its investment in Furniture Brands International common stock (NYSE: FBN) and $3 million related to its investment in Asahi Tec common stock. During 2007, the Company also recognized a non-cash, pre-tax impairment charge of $3 million related to auction rate securities. For the year ended December 31, 2007, as a result of the acquisition of Metaldyne Corporation by Asahi Tec, the Company recognized a gain of $14 million, net of transaction fees, included in the Company’s consolidated statement of income in income from other investments, net. In addition, immediately prior to its sale, Metaldyne distributed shares of TriMas common stock as a dividend to the holders of Metaldyne common stock; the Company recognized income of $4 million included in the Company’s consolidated statement of income, in dividend income from other investments for the year ended December 31, 2007. Also, during 2007, the Company determined that the decline in the estimated value of certain private equity fund investments, with an aggregate carrying value of $54 million prior to the impairment, was other-than-temporary. Accordingly, for the year ended December 31, 2007, the Company recognized non-cash, pre-tax impairment charges of $10 million.

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2009	2008	2007

Realized gains from marketable securities	$–	$–	$9
Realized losses from marketable securities	–	(3)	(4)
Dividend income from marketable securities	–	–	1
Income from other investments, net	3	4	38
Dividend income from other investments	–	–	5

Income from financial investments, net	$3	$1	$49

Impairment charges:
Private equity funds	$(10)	$(23)	$(10)
Auction rate securities	–	–	(3)
Marketable securities	–	(1)	(9)
TriMas Corporation	–	(31)	–
Other private investments	–	(3)	–

Total impairment charges	$(10)	$(58)	$(22)

The impairment charges related to the Company’s financial investments recognized during 2009, 2008 and 2007 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Concluded)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2009 was approximately $3.9 billion, compared with the aggregate carrying value of $4.0 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2008 was approximately $3.0 billion, compared with the aggregate carrying value of $3.9 billion.

F.	DERIVATIVES

During 2009, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $55 million and $10 million to manage exposure to currency fluctuations in the European euro and the U.S. dollar, respectively. At December 31, 2008, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $31 million and $14 million to manage exposure to currency fluctuations in the European euro and the U.S. dollar, respectively. Based upon year-end market prices, the Company had recorded a $(1) million loss and a $2 million gain to reflect the contract prices at December 31, 2009 and 2008, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

At December 31, 2008, the Company had entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies with notional amounts of $161 million. At December 31, 2008, the Company had recorded a $16 million loss on the foreign currency exchange contract, which was more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

In 2009, the Company recognized a decrease in interest expense of $10 million related to the amortization of the gains resulting from the terminations (in 2008 and 2004) of two interest rate swap agreements. In 2008, the Company recognized a decrease in interest expense of $12 million related to the interest rate swap agreements. In 2007, the Company recognized an increase in interest expense of $3 million related to these swap agreements, due to increasing interest rates.

G.	PROPERTY AND EQUIPMENT

(In Millions)
	At December 31
	2009	2008

Land and improvements	$195	$203
Buildings	1,044	1,056
Machinery and equipment	2,420	2,486

	3,659	3,745
Less: Accumulated depreciation	1,678	1,609

Total	$1,981	$2,136

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	PROPERTY AND EQUIPMENT – (Concluded)

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of income totaled approximately $135 million, $161 million and $166 million during 2009, 2008 and 2007, respectively. Future minimum lease payments at December 31, 2009 were approximately as follows: 2010 — $68 million; 2011 — $49 million; 2012 — $31 million; 2013 — $16 million; and 2014 and beyond — $79 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $8 million, $10 million and $7 million in 2009, 2008 and 2007, respectively.

H.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2009 and 2008, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At December 31,	Impairment	At December 31,
	2009	Losses	2009

Cabinets and Related Products	$590	$(364)	$226
Plumbing Products	547	(340)	207
Installation and Other Services	1,819	(51)	1,768
Decorative
Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,230	$(1,122)	$3,108

	Gross Goodwill	Accumulated	Net Goodwill			Pre-tax		Net Goodwill
	At December 31,	Impairment	At December 31,		Discontinued	Impairment		At December 31,
	2008	Losses	2008	Additions(A)	Operations	Charge	Other(C)	2009

Cabinets and Related Products	$589	$(364)	$225	$–	$–	$–	$1	$226
Plumbing Products	549	(301)	248	4	(13)	(39)	7	207
Installation and Other Services	1,819	(51)	1,768	–	–	–	–	1,768
Decorative Architectural Products	294	–	294	–	–	–	–	294
Other Specialty Products	980	(144)	836	–	–	(223)	–	613

Total	$4,231	$(860)	$3,371	$4	$(13)	$(262)	$8	$3,108

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

	Gross Goodwill	Accumulated	Net Goodwill			Pre-tax		Net Goodwill
	At December 31,	Impairment	At December 31,		Discontinued	Impairment		At December 31,
	2007	Losses	2007	Additions(A)	Operations (B)	Charge	Other(C)	2008

Cabinets and Related Products	$598	$(305)	$293	$4	$–	$(59)	$(13)	$225
Plumbing Products	597	(98)	499	–	–	(203)	(48)	248
Installation and Other Services	1,816	–	1,816	2	–	(51)	1	1,768
Decorative Architectural Products	300	–	300	–	–	–	(6)	294
Other Specialty Products	1,031	(1)	1,030	–	(24)	(143)	(27)	836

Total	$4,342	$(404)	$3,938	$6	$(24)	$(456)	$(93)	$3,371

(A)	Additions include acquisitions.

(B)	During 2008, the Company reclassified the goodwill related to the business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $24 million.

(C)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.

In the fourth quarters of 2009 and 2008, the Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets. During each year, there were no events or circumstances that would have indicated potential impairment.

The impairment tests in 2009 and 2008 indicated that goodwill recorded for certain of the Company’s reporting units was impaired. The Company recognized the non-cash, pre-tax impairment charges for goodwill of $262 million ($180 million, after tax) and $456 million ($438 million, after tax) for 2009 and 2008, respectively. In 2009, the pre-tax impairment charge in the Plumbing Products segment relates to a European shower enclosure manufacturer; the pre-tax impairment charge in the Other Specialty Products segment relates to the Company’s North American manufacturer of staple gun tackers and other fastening tools. The pre-tax impairment charge recognized in 2008, in the Cabinets and Related Products, Plumbing Products and Other Specialty Products segments, related to three of the Company’s United Kingdom manufacturers and distributors; in the Installation and Other Services segment, the charge related to a small installation service business in North America. The impairment charges in 2009 and 2008 reflect the anticipated long-term outlook for the reporting units, including declining demand for certain products, as well as decreased operating profit margins.

Other indefinite-lived intangible assets were $196 million and $195 million at December 31, 2009 and 2008, respectively, and principally included registered trademarks. In 2008, the impairment test indicated that the registered trademark for a small installation service business in North America in the Installation and Other Services segment and the registered trademark for a North American business unit in the Other Specialty Products segment were impaired due to changes in the anticipated long-term outlook for the business units, particularly in the new home construction market. The Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $11 million ($7 million, after tax) in 2008.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Concluded)

The carrying value of the Company’s definite-lived intangible assets was $94 million at December 31, 2009 (net of accumulated amortization of $67 million) and $104 million at December 31, 2008 (net of accumulated amortization of $56 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 15 years in both 2009 and 2008. Amortization expense related to the definite-lived intangible assets was $11 million, $16 million and $15 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2010 — $12 million; 2011 — $11 million; 2012 — $10 million; 2013 — $9 million; and 2014 — $9 million.

I.	OTHER ASSETS

(In Millions)
	At December 31
	2009	2008

Financial investments (Note E)	$242	$249
In-store displays, net	44	63
Debenture expense	25	29
Notes receivable	3	4
Other	31	32

Total	$345	$377

In-store displays are amortized using the straight-line method over the expected useful life of three years; the Company recognized amortization expense related to in-store displays of $44 million, $43 million and $46 million in 2009, 2008 and 2007, respectively. Cash spent for displays was $26 million, $37 million and $43 million in 2009, 2008 and 2007, respectively.

J.	ACCRUED LIABILITIES

(In Millions)
	At December 31
	2009	2008

Insurance	$193	$198
Salaries, wages and commissions	193	183
Warranty (Note S)	109	119
Advertising and sales promotion	80	107
Interest	68	68
Employee retirement plans	36	34
Property, payroll and other taxes	33	29
Dividends payable	27	85
Litigation	7	14
Plant closures	3	10
Other	90	98

Total	$839	$945

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT

(In Millions)
	At December 31
	2009	2008

Notes and debentures:
5.875%, due July 15, 2012	$850	$850
7.125%, due Aug. 15, 2013	200	200
4.8% , due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85% , due Mar. 15, 2017	300	300
6.625%, due Apr. 15, 2018	114	114
7.75% , due Aug. 1, 2029	296	296
6.5% , due Aug. 15, 2032	300	300
Zero Coupon Convertible Senior Notes due 2031 (accreted value)	55	54
Floating-Rate Notes, due Mar. 12, 2010	300	300
Other	53	72

	3,968	3,986
Less: Current portion	364	71

Total Long-term debt	$3,604	$3,915

All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company’s option.

The Company retired $100 million of 5.75% notes on October 15, 2008, the scheduled maturity date.

In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Old Notes”), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 (“New Notes or Notes”). The Company will not pay interest in cash on the Notes prior to maturity, except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes have the option to require that the Notes be repurchased by the Company on July 20, 2011 and every five years thereafter. Upon conversion of the Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in only cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. The Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 117 1/3%, declining by 1/3% each year thereafter, of the accreted value of the Notes divided by the conversion rate of 12.7317 shares for each $1,000 principal amount at maturity of the Notes. Notes also become convertible if the Company’s credit rating is reduced to below investment grade, or if certain actions are taken by the Company. The Company may at any time redeem all or part of the Notes at their then accreted value. On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Notes required the Company to repurchase their Notes at a cash value of $825 million.

A credit rating agency (i.e., Moody’s or Standard and Poor’s) is an entity that assigns credit ratings for issuers of certain types of debt obligations. In December 2008, one rating agency reduced the credit rating on the Company’s debt to below investment grade; as a result, the Notes are convertible on demand. The

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT – (Continued)

Company does not anticipate conversion of the Notes since, based on the terms, it would not currently be profitable for holders of the Notes to exercise the option to convert the Notes.

At both December 31, 2009 and 2008, there were outstanding $108 million principal amount at maturity of Notes, with an accreted value of $55 million and $54 million, respectively, which has been reclassified to short-term debt.

The Company adopted new accounting guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) effective January 1, 2009. The adoption of this new guidance will have no impact on 2009 results; the Company recorded a $1 million cumulative effect of accounting change as of January 1, 2007 and the adoption had no impact on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

At the Company’s request, in late April 2009, the Company and its Bank Group modified the terms of its Five-Year Revolving Credit Facility (“Amended Five-Year Revolving Credit Agreement”), which expires February 2011. This agreement allows for borrowings denominated in U.S. dollars or European euros with interest payable based upon various floating-rate options as selected by the Company. After reviewing its anticipated liquidity position, the Company requested that the maximum amount the Company could borrow under this facility be reduced to $1.25 billion from $2.0 billion; in addition, the debt to total capitalization ratio requirement has been increased from 60 percent to 65 percent. The debt to total capitalization ratio and the minimum net worth covenant have also been amended to allow the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges that would negatively impact shareholders’ equity. The Company incurred approximately $2 million of fees and expenses associated with the Amendment. The Company, if the facility is utilized, will incur higher borrowing costs as a result of the Amendment.

The Amended Five-Year Revolving Credit Agreement contains a requirement for maintaining a certain level of net worth; at December 31, 2009, the Company’s net worth exceeded such requirement by $1.0 billion. Under the terms of the Amended Five-Year Revolving Credit Agreement, any outstanding Letters of Credit reduce the Company’s borrowing capacity. At December 31, 2009, the Company had $83 million of unused Letters of Credit. The Amended Five-Year Revolving Credit Agreement also contains limitations on additional borrowings, related to the debt to total capitalization requirements; at December 31, 2009, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. In addition, at December 31, 2009, the Company could absorb a reduction to shareholders’ equity of approximately $867 million, and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Amended Five-Year Revolving Credit Agreement, there must not be any defaults in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, in each case since December 31, 2008, no material ERISA or environmental non-compliance and no material tax deficiency).

At December 31, 2009 and 2008, the Company was in compliance with the requirements of the Amended Five-Year Revolving Credit Agreement.

There were no borrowings under the Five-Year Revolving Credit Agreement at December 31, 2009 and 2008.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	Debt – (Concluded)

At December 31, 2009, the maturities of long-term debt during each of the next five years were as follows: 2010 – $364 million; 2011 – $1 million; 2012 – $878 million; 2013 – $201 million; and 2014 – $2 million.

Interest paid was $226 million, $232 million and $262 million in 2009, 2008 and 2007, respectively.

L.	STOCK-BASED COMPENSATION

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2009, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense (income) and the income tax benefit related to these stock-based incentives were as follows, in millions:

	2009	2008	2007

Long-term stock awards	$37	$43	$52
Stock options	25	36	49
Phantom stock awards and stock appreciation rights	7	(5)	(7)

Total	$69	$74	$94

Income tax benefit	$26	$27	$35

In 2009, the Company recognized $6 million of accelerated stock compensation expense (for previously granted stock awards and options) related to the retirement from full-time employment of the Company’s Executive Chairman of the Board of Directors; he will continue to serve as a non-executive, non-employee Chairman of the Board of Directors.

At December 31, 2009, a total of 12,209,180 shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	STOCK-BASED COMPENSATION – (Continued)

The Company’s long-term stock award activity was as follows, shares in millions:

	2009	2008	2007

Unvested stock award shares at January 1	8	9	9
Weighted average grant date fair value	$26	$28	$27
Stock award shares granted	2	2	2
Weighted average grant date fair value	$8	$21	$30
Stock award shares vested	1	2	2
Weighted average grant date fair value	$26	$26	$25
Stock award shares forfeited	–	1	–
Weighted average grant date fair value	$24	$28	$28
Unvested stock award shares at December 31	9	8	9
Weighted average grant date fair value	$21	$26	$28

At December 31, 2009, 2008 and 2007, there was $126 million, $155 million and $175 million, respectively, of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of six years.

The total market value (at the vesting date) of stock award shares which vested during 2009, 2008 and 2007 was $16 million, $30 million and $48 million, respectively.

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

The Company granted 5,847,700 of stock option shares, including restoration stock option shares, during 2009 with a grant date exercise price range of $8 to $14 per share. During 2009, 1,518,200 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	STOCK-BASED COMPENSATION – (Continued)

The Company’s stock option activity was as follows, shares in millions:

	2009	2008	2007

Option shares outstanding, January 1	31	26	26
Weighted average exercise price	$25	$27	$26
Option shares granted, including restoration options	6	6	5
Weighted average exercise price	$8	$19	$30
Option shares exercised	–	–	3
Aggregate intrinsic value on date of exercise (A)	$–	$–	$26 million
Weighted average exercise price	$–	$20	$22
Option shares forfeited	1	1	2
Weighted average exercise price	$22	$27	$29
Option shares outstanding, December 31	36	31	26
Weighted average exercise price	$23	$25	$27
Weighted average remaining option term (in years)	6	6	6
Option shares vested and expected to vest, December 31	36	31	26
Weighted average exercise price	$23	$25	$27
Aggregate intrinsic value (A)	$31	$–	$7 million
Weighted average remaining option term (in years)	6	6	6
Option shares exercisable (vested), December 31	21	17	14
Weighted average exercise price	$26	$26	$25
Aggregate intrinsic value (A)	$–	$–	$7 million
Weighted average remaining option term (in years)	4	5	5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At December 31, 2009, 2008 and 2007, there was $41 million, $59 million and $73 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years.

The Company received cash of $60 million in 2007 for the exercise of stock options.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2009	2008	2007

Weighted average grant date fair value	$2.28	$3.72	$8.92
Risk-free interest rate	2.60%	3.25%	4.74%
Dividend yield	3.70%	4.96%	3.00%
Volatility factor	39.18%	32.00%	31.80%
Expected option life	6 years	6 years	7 years

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	STOCK-BASED COMPENSATION – (Concluded)

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2009, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Option	Exercise	Number of	Exercise
Prices	Shares	Term	Price	Shares	Price

$8-23	18	6 Years	$16	8	$20
$24-28	7	5 Years	$27	5	$27
$29-32	11	6 Years	$30	8	$30
$33-38	–	3 Years	$34	–	$34

$8-38	36	6 Years	$23	21	$26

Phantom Stock Awards and Stock Appreciation Rights (“SARs”)

The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized expense (income) of $3 million, $(2) million and $(2) million related to the valuation of phantom stock awards for 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, the Company granted 318,920 shares, 234,800 shares and 130,000 shares, respectively, of phantom stock awards with an aggregate fair value of $3 million, $5 million and $4 million, respectively, and paid $1 million, $2 million and $4 million of cash in 2009, 2008 and 2007, respectively, to settle phantom stock awards.

SARs are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon exercise. The Company accounts for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. The Company recognized expense (income) of $4 million, $(3) million and $(5) million related to the valuation of SARs for 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the Company granted SARs for 438,200 shares, 597,200 shares and 521,100 shares, respectively, with an aggregate fair value of $1 million, $2 million and $4 million in 2009, 2008 and 2007, respectively.

Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock		Stock Appreciation
	Awards		Rights
	At December 31,		At December 31,
	2009	2008	2009	2008

Accrued compensation cost liability	$5	$4	$4	$–
Unrecognized compensation cost	$5	$3	$3	$–
Equivalent common shares	1	1	2	2

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $63 million and $35 million in 2009, $38 million and $30 million in 2008 and $44 million and $47 million in 2007, respectively.

In March 2009, based on management’s recommendation, the Board of Directors approved a plan to freeze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. The freeze was effective January 1, 2010. As a result of this action, the liabilities for the plans impacted by the freeze were remeasured and the Company recognized a curtailment charge of $8 million in the first quarter of 2009.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified

Changes in projected benefit obligation:
Projected benefit obligation at January 1	$758	$147	$748	$138
Service cost	9	1	14	2
Interest cost	45	9	46	9
Participant contributions	1	–	1	–
Plan amendments	–	–	–	6
Actuarial loss (gain), net	27	9	24	(1)
Foreign currency exchange	9	–	(38)	–
Disposition	(3)	–	–	–
Recognized curtailment loss	(3)	(5)	–	–
Benefit payments	(37)	(9)	(37)	(7)

Projected benefit obligation at December 31	$806	$152	$758	$147

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$414	$–	$634	$–
Actual return on plan assets	74	–	(164)	–
Foreign currency exchange	7	–	(29)	–
Company contributions	18	9	10	7
Participant contributions	1	–	1	–
Disposition	(1)	–	–	–
Expenses, other	(2)	–	(1)	–
Benefit payments	(37)	(9)	(37)	(7)
Fair value of plan assets at December 31	$474	$–	$414	$–

Funded status at December 31:	$(332)	$(152)	$(344)	$(147)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2009		At December 31, 2008
	Qualified	Non-Qualified	Qualified	Non-Qualified

Accrued liabilities	$(3)	$(10)	$(2)	$(10)
Deferred income taxes and other	(329)	(142)	(342)	(137)

Total net liability	$(332)	$(152)	$(344)	$(147)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2009		At December 31, 2008
	Qualified	Non-Qualified	Qualified	Non-Qualified

Net loss	$287	$20	$319	$11
Net transition obligation	1	–	1	–
Net prior service cost	(2)	–	2	9

Total	$286	$20	$322	$20

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified

Projected benefit obligation	$797	$152	$753	$147
Accumulated benefit obligation	$793	$152	$661	$139
Fair value of plan assets	$466	$–	$408	$–

The projected benefit obligation was in excess of plan assets for all of the Company’s qualified defined-benefit pension plans at December 31, 2009 and for all except one of the Company’s qualified defined-benefit pension plans at December 31, 2008.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	2009		2008		2007
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$9	$1	$14	$2	$17	$2
Interest cost	45	9	46	9	44	8
Expected return on plan assets	(29)	–	(48)	–	(49)	–
Recognized prior service cost	–	–	–	2	–	1
Recognized curtailment loss	3	5	1	–	–	–
Recognized settlement loss	–	–	–	–	–	–
Recognized net loss	12	–	1	–	5	1

Net periodic pension cost	$40	$15	$14	$13	$17	$12

The Company expects to recognize $9 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2010 related to its defined-benefit pension plans.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

Plan Assets

The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2009	2008

Equity securities	71%	81%
Debt securities	26%	13%
Other	3%	6%

Total	100%	100%

The investment objectives of the Company’s qualified defined-benefit pension plans are: 1) to earn a return, net of fees, greater than or equal to the expected long-term rate of return on plan assets; 2) to diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and 3) to maintain liquidity sufficient to meet Plan obligations. Long-term target allocations are: equity securities (70%), debt securities (25%) and other investments (5%).

Plan assets included 1.2 million shares and 1.4 million shares, respectively, of Company common stock valued at $16 million at both December 31, 2009 and 2008.

The Company’s qualified defined-benefit pension plans have adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009.

Common and preferred stocks, debt securities and short-term and other investments:  Valued at the closing price reported on the active market on which the individual securities are traded.

Limited Partnerships:  Valued based on an estimated fair value. There is no active trading market for these investments and they are for the most part illiquid. Due to the significant unobservable inputs, the fair value measurements are a Level 3 input.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

The following table sets forth by level, within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2009, in millions.

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$267	$17	$–	$284
Limited Partnerships	–	–	52	52
Debt securities	97	25	–	122
Short-term and other investments	16	–	–	16

Total assets at fair value	$380	$42	$52	$474

The table below sets forth a summary of changes in the fair value of the qualified defined-benefit pension plan level 3 assets for the year ended December 31, 2009, in millions.

Year Ended
December 31, 2009
Limited Partnerships

Balance, beginning of year	$48
Purchases, sales, issuances and settlements (net)	4
Unrealized losses	–

Balance, end of year	52

Assumptions

Major assumptions used in accounting for the Company’s defined-benefit pension plans were as follows:

	December 31
	2009	2008	2007

Discount rate for obligations	5.80%	6.10%	6.25%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase	2.00%	4.00%	4.00%
Discount rate for net periodic pension cost	6.10%	6.25%	5.50%

The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2009 Citigroup Pension Discount Curve. Such rates for the Company’s defined-benefit pension plans ranged from 2.60 percent to 6.25 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.60 percent or higher at December 31, 2009.

The Company determined the expected long-term rate of return on plan assets by reviewing an analysis of expected and historical rates of return of various asset classes based upon the current and long-term target asset allocation of the plan assets. The measurement date for the defined-benefit plans was December 31.

Other

The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $13 million and $12 million, respectively, at December 31, 2009 and 2008.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Concluded)

Cash Flows

At December 31, 2009, the Company expected to contribute approximately $20 million to $25 million to its qualified defined-benefit pension plans to meet ERISA requirements in 2010. The Company also expected to pay benefits of $3 million and $10 million to participants of its unfunded foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2010.

At December 31, 2009, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified	Non-Qualified
	Plans	Plans

2010	$35	$10
2011	$36	$10
2012	$37	$11
2013	$39	$12
2014	$40	$11
2015-2019	$222	$58

N.	SHAREHOLDERS’ EQUITY

In July 2007, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise. At December 31, 2009, the Company had remaining authorization to repurchase up to 30 million shares. During 2009, the Company repurchased and retired two million shares of Company common stock, for cash aggregating $11 million to offset the dilutive impact of the 2009 grant of two million shares of long-term stock awards. The Company repurchased and retired nine million common shares in 2008 and 31 million common shares in 2007 for cash aggregating $160 million and $857 million in 2008 and 2007, respectively.

On the basis of amounts paid (declared), cash dividends per common share were $.46 ($.30) in 2009, $.925 ($.93) in 2008 and $.91 ($.92) in 2007, respectively. In 2009, the Company decreased its quarterly cash dividend to $.075 per common share from $.235 per common share.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31
	2009	2008

Cumulative translation adjustments	$546	$524
Unrealized gain on marketable securities, net	25	3
Unrecognized prior service cost and net loss, net	(205)	(219)

Accumulated other comprehensive income	$366	$308

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	SHAREHOLDERS’ EQUITY – (Concluded)

The unrealized gain on marketable securities, net, is reported net of income tax expense of $14 million and $1 million at December 31, 2009 and 2008, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $105 million and $125 million at December 31, 2009 and 2008, respectively.

O.	SEGMENT INFORMATION

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

Decorative Architectural Products – principally includes paints and stains; and cabinet, door, window and other hardware.

Other Specialty Products – principally includes windows, window frame components and patio doors; staple gun tackers, staples and other fastening tools.

The above products and services are sold to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, builders, distributors and other outlets for consumers and contractors.

The Company’s operations are principally located in North America and Europe. The Company’s country of domicile is the United States of America.

Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

The Company’s segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by the Company’s corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based upon operating profit (loss) and, other than general corporate expense, allocates specific corporate overhead to each segment. The evaluation of segment operating profit also excludes the charge for defined-benefit plan curtailment, the charge for litigation settlements, the accelerated stock compensation expense and the (loss) gain on corporate fixed assets, net.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	SEGMENT INFORMATION – (Continued)

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)(5)			Operating Profit (Loss)(5)(6)			Assets at December 31 (11)(12)
	2009	2008	2007	2009	2008	2007	2009	2008	2007

The Company’s operations by segment were:
Cabinets and Related Products	$1,674	$2,276	$2,829	$(64)	$4	$336	$1,382	$1,518	$1,769
Plumbing Products	2,564	3,002	3,272	237	110	271	1,815	1,877	2,336
Installation and Other Services	1,256	1,861	2,615	(131)	(46)	176	2,339	2,454	2,622
Decorative Architectural Products	1,714	1,629	1,768	375	299	384	871	878	900
Other Specialty Products	584	716	929	(199)	(124)	67	1,197	1,441	1,920

Total	$7,792	$9,484	$11,413	$218	$243	$1,234	$7,604	$8,168	$9,547

The Company’s operations by geographic area were:
North America	$6,135	$7,482	$9,271	$93	$493	$1,008	$6,113	$6,648	$7,089
International, principally Europe	1,657	2,002	2,142	125	(250)	226	1,491	1,520	2,458

Total, as above	$7,792	$9,484	$11,413	218	243	1,234	7,604	8,168	9,547

General corporate expense, net (7)				(140)	(144)	(181)
Charge for defined-benefit curtailment (8)				(8)	–	–
Charge for litigation settlements (9)				(7)	(9)	–
Accelerated stock compensation expense (10)				(6)	–	–
(Loss) gain on corporate fixed assets, net				(2)	–	8

Operating profit, as reported				55	90	1,061
Other income (expense), net				(206)	(283)	(185)

(Loss) income from continuing operations before income taxes				$(151)	$(193)	$876

Corporate assets							1,571	1,315	1,360

Total assets							$9,175	$9,483	$10,907

	Property Additions(5)			Depreciation and Amortization(5)
	2009	2008	2007	2009	2008	2007

The Company’s operations by segment were:
Cabinets and Related Products	$30	$50	$70	$84	$70	$67
Plumbing Products	47	72	60	70	72	73
Installation and Other Services	30	45	70	35	23	27
Decorative Architectural Products	7	14	11	18	18	18
Other Specialty Products	7	10	29	28	33	30

	121	191	240	235	216	215
Unallocated amounts, principally related to corporate assets	1	2	4	17	16	16

Total	$122	$193	$244	$252	$232	$231

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	SEGMENT INFORMATION – (Concluded)

(1)	Included in net sales were export sales from the U.S. of $277 million, $275 million and $291 million in 2009, 2008 and 2007, respectively.

(2)	Intra-company sales between segments represented approximately three percent of net sales in 2009, one percent of net sales in 2008 and two percent of net sales in 2007.

(3)	Included in net sales were sales to one customer of $2,053 million, $2,058 million and $2,403 million in 2009, 2008 and 2007, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $5,952 million, $7,150 million and $8,910 million in 2009, 2008 and 2007, respectively.

(5)	Net sales, operating profit (loss), property additions and depreciation and amortization expense for 2009, 2008 and 2007 excluded the results of businesses reported as discontinued operations in 2009, 2008 and 2007.

(6)	Included in segment operating profit (loss) for 2009 were impairment charges for goodwill as follows: Plumbing Products – $39 million; Other Specialty Products – $223 million. Included in segment operating profit (loss) for 2008 were impairment charges for goodwill and other intangible assets as follows: Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million. Included in segment operating profit for 2007 were impairment charges for goodwill and other intangible assets as follows: Plumbing Products – $69 million; and Other Specialty Products – $50 million.

(7)	General corporate expense, net included those expenses not specifically attributable to the Company’s segments.

(8)	During 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. See Note M to the consolidated financial statements.

(9)	The charge for litigation settlement in 2009 relates to a business unit in the Cabinets and Related Products segment. The charge for litigation settlement in 2008 relates to a business unit in the Installation and Other Services segment.

(10)	See Note L to the consolidated financial statements.

(11)	Long-lived assets of the Company’s operations in the U.S. and Europe were $4,628 million and $690 million, $4,887 million and $770 million, and $4,987 million and $1,477 million at December 31, 2009, 2008 and 2007, respectively.

(12)	Segment assets for 2009 excluded the assets of businesses reported as discontinued operations.

P.	OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2009	2008	2007

Income from cash and cash investments	$7	$22	$37
Other interest income	2	2	3
Income from financial investments, net (Note E)	3	1	49
Other items, net	17	(22)	6

Total other, net	$29	$3	$95

Other items, net, included realized foreign currency transaction gains (losses) of $17 million, $(29) million and $9 million in 2009, 2008 and 2007, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES

		(In Millions)
	2009	2008	2007

(Loss) income from continuing operations before income taxes:
U.S.	$(301)	$4	$606
Foreign	150	(197)	270

	$(151)	$(193)	$876

Provision (benefit) for income taxes on (loss) income from continuing operations:
Currently payable:
U.S. Federal	$(29)	$6	$263
State and local	12	20	33
Foreign	45	68	82
Deferred:
U.S. Federal	(64)	47	(18)
State and local	(2)	4	(11)
Foreign	(11)	(11)	(12)

	$(49)	$134	$337

Deferred tax assets at December 31:
Receivables	$19	$18
Inventories	31	30
Other assets, including stock-based compensation	135	141
Accrued liabilities	171	137
Long-term liabilities	200	218
Capital loss carryforward	–	6
Net operating loss carryforward	63	22
Tax credit carryforward	6	–

	625	572
Valuation allowance	(43)	(15)

	582	557

Deferred tax liabilities at December 31:
Property and equipment	324	323
Investment in foreign subsidiaries	9	10
Intangibles	398	414
Other, principally notes payable	32	47

	763	794

Net deferred tax liability at December 31	$181	$237

At December 31, 2009 and 2008, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $203 million and $190 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $384 million and $427 million, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES – (Continued)

A valuation allowance of $43 million and $15 million was recorded at December 31, 2009 and 2008, respectively, on certain net operating loss carryforward and other deferred tax asset balances that the Company believes will not be realized in future periods primarily due to a recent history of losses of certain subsidiaries.

Of the $582 million of deferred tax assets recorded at December 31, 2009 net of a valuation allowance, $432 million is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as a deferred tax liability, and $150 million is anticipated to be realized through future gains from investments and other identified tax-planning strategies, including the potential sale of certain operating assets and through capital gains in the carryback period. As a result, a valuation allowance was not recorded on these deferred tax assets.

Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2009 and 2008, $65 million and $9 million will expire between 2018 and 2029 and $4 million and $13 million is unlimited, respectively.

A $9 million and $10 million deferred tax liability has been provided at December 31, 2009 and 2008, respectively, on the undistributed earnings of certain foreign subsidiaries as such earnings are intended to be repatriated in the foreseeable future. A tax provision has not been provided at December 31, 2009 for U.S. income taxes or additional foreign withholding taxes on approximately $100 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

A reconciliation of the U.S. Federal statutory rate to the provision (benefit) for income taxes on (loss) income from continuing operations was as follows:

	2009	2008	2007

U.S. federal statutory rate	(35)%	(35)%	35%
State and local taxes, net of U.S. Federal tax benefit	4	8	2
Lower taxes on foreign earnings	(11)	(11)	(2)
Foreign unrecognized tax benefits	(5)	—	—
Change in U.S. and foreign taxes on distributed and undistributed foreign earnings, including the impact of foreign tax credit	5	35	5
Goodwill impairment charges providing no tax benefit	10	73	3
Domestic production deduction	—	—	(1)
Change in foreign tax rates	—	—	(2)
Other, net	(1)	(1)	(1)

Effective tax rate	(33)%	69%	39%

During 2009, the Company reversed an accrual for unrecognized tax benefits of approximately $8 million related to a withholding tax issue from a formerly held European company due to a recent favorable court decision which resulted in a decrease in the effective tax rate. In addition, the Company recorded pre-tax impairment charges for goodwill of $262 million ($180 million after-tax) in 2009 that increased the effective tax rate as a portion of the impairment charges did not provide a tax benefit. Excluding the effects of these items, the Company’s effective tax rate in 2009 was approximately 37 percent.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES – (Continued)

During 2008, the Company made a substantial repatriation of low-taxed earnings from certain foreign subsidiaries to fully utilize the existing foreign tax credit carryforward by December 31, 2008. Although the majority of the current U.S. tax on this substantial repatriation was offset by the foreign tax credit carryforward, the Company’s tax expense was increased by approximately $65 million. Also during 2008, the Company recorded pre-tax impairment charges for goodwill and other intangibles of $467 million ($445 million after-tax) that significantly increased the Company’s effective tax rate as the majority of the impairment charges did not provide a tax benefit. Excluding the effects of the substantial repatriation of low-taxed earnings and the impairment charges, the Company’s effective tax rate in 2008 was approximately 33 percent.

Income taxes paid were $25 million, $117 million and $363 million in 2009, 2008 and 2007, respectively.

Effective January 1, 2007, the Company adopted accounting guidance regarding accounting for uncertainty in income taxes and recorded the cumulative effect of adopting such guidance as a reduction to beginning retained earnings of $26 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including related interest and penalties, is as follows:

		(In Millions)
	Unrecognized	Interest and
	Tax Benefits	Penalties	Total

Balance at January 1, 2008	$76	$19	$95
Current year tax positions:
Additions	4	—	4
Prior year tax positions:
Additions	11	—	11
Reductions	(5)	—	(5)
Settlements with tax authorities	(2)	(1)	(3)
Lapse of applicable statute of limitations	(3)	—	(3)
Interest and penalties recognized in income tax expense	—	7	7

Balance at December 31, 2008	$81	$25	$106

Current year tax positions:
Additions	5		5
Reductions	(1)		(1)
Prior year tax positions:
Additions	7		7
Reductions	(8)		(8)
Settlements with tax authorities	(13)	(3)	(16)
Lapse of applicable statute of limitations	(6)		(6)
Interest and penalties recognized in income tax expense		(1)	(1)

Balance at December 31, 2009	$65	$21	$86

If recognized, $44 million and $54 million of the unrecognized tax benefits at December 31, 2009 and 2008, respectively, net of any U.S. Federal tax benefit, would impact the Company’s effective tax rate.

At December 31, 2009 and 2008, $87 and $105 million of the total unrecognized tax benefits, including related interest and penalties, is recorded in deferred income taxes and other, $8 and $7 million is recorded in accrued liabilities and $9 and $6 million is recorded in other assets, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES – (Concluded)

The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Company continues to participate in the Compliance Assurance Program (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service (“IRS”), working in conjunction with the Company, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording U.S. Federal unrecognized tax benefits. The IRS has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2008. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2000.

As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for unrecognized tax benefits could be reduced by approximately $9 million.

R.	EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2009	2008	2007

Numerator (basic and diluted):
(Loss) income from continuing operations	$(140)	$(366)	$502
Allocation to unvested restricted stock awards	(3)	(7)	(12)

(Loss) income from continuing operations attributable to common shareholders	(143)	(373)	490
(Loss) from discontinued operations, net	(43)	(25)	(116)

Net (loss) income available to common shareholders	$(186)	$(398)	$374

Denominator:
Basic common shares (based on weighted average)	351	353	369
Add:
Contingent common shares	—	—	1
Stock option dilution	—	—	1

Diluted common shares	351	353	371

Effective January 1, 2009, the Company adopted accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This new accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in the Company’s diluted share calculation using the treasury stock method. For the years ended December 31, 2009, 2008 and 2007, the Company allocated dividends to the unvested

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	EARNINGS PER COMMON SHARE – (Concluded)

restricted stock awards (participating securities); in 2007, the Company also allocated income to the unvested stock awards.

At December 31, 2009, 2008 and 2007, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2009, 2008 and 2007 did not exceed the equivalent accreted value of the Notes.

Additionally, 36 million common shares, 31 million common shares and 19 million common shares for 2009, 2008 and 2007, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (nine million and eight million common shares at December 31, 2009 and 2008, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

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

During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco’s competitors in the insulation installation business. The plaintiffs then dismissed all of these lawsuits and, represented by the same counsel, filed another action in the same federal court as a putative class action against the Company, a number of its insulation installation companies and certain of their suppliers. All of the Company’s suppliers, who were co-defendants in this lawsuit, have settled this case. On February 9, 2009, the federal court in Atlanta issued an Opinion in which the Court certified a class of 377 insulation contractors. In its Opinion, the Court also ruled on various other motions. Two additional lawsuits, seeking class action status and alleging anticompetitive conduct, were filed against the Company and a number of its insulation suppliers. One of these lawsuits was filed in a Florida state court and has been dismissed by the court with prejudice. The other lawsuit was filed in federal court in northern California and was subsequently transferred to federal court in Atlanta, Georgia. A motion for judgment on the pleadings is pending in this action. The Company is vigorously defending the pending cases. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment. There cannot be any assurance that the Company will ultimately prevail in the remaining lawsuits or, if unsuccessful, that the ultimate liability would not be material and would

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	OTHER COMMITMENTS AND CONTINGENCIES – (Continued)

not have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

In 2004, the Company learned that European governmental authorities were investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. The investigations involve a number of European companies, including certain of the Company’s European manufacturing divisions and a number of other large businesses. As part of its broadened governance activities, the Company, with the assistance of its outside counsel, completed a review of the competition practices of its European divisions, including those in the plumbing and heating industries, and the Company is cooperating fully with the European governmental authorities. Several private antitrust lawsuits have been filed in the United States as putative class actions against, among others, the Company and certain of the other companies being investigated relating to the defendants’ plumbing operations. These appear to be an outgrowth of the investigations being conducted by European governmental authorities. These lawsuits have been dismissed. Based upon the advice of its outside counsel, the review of the competition practices of its European divisions referred to above and other factors, the Company believes that it will not incur material liability as a result of the matters that are the subject of these investigations.

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

Changes in the Company’s warranty liability were as follows, in millions:

	2009	2008

Balance at January 1	$119	$133
Accruals for warranties issued during the year	32	42
Accruals related to pre-existing warranties	5	6
Settlements made (in cash or kind) during the year	(44)	(53)
Other, net (including currency translation)	(3)	(9)

Balance at December 31	$109	$119

Investments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2009, commitments to contribute up to $37 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	OTHER COMMITMENTS AND CONTINGENCIES – (Concluded)

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

T.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

		(In Millions, Except Per Common Share Data)
	Total	Quarters Ended
	Year	December 31	September 30	June 30	March 31

2009:
Net sales	$7,792	$1,898	$2,084	$2,013	$1,797
Gross profit	$2,018	$495	$567	$543	$413
(Loss) income from continuing operations	$(140)	$(173)	$51	$67	$(85)
Net income (loss)	$(183)	$(185)	$28	$55	$(81)
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(.41)	$(.49)	$.14	$.19	$(.24)
Net (loss) income	$(.53)	$(.53)	$.08	$.15	$(.23)
Diluted:
(Loss) income from continuing operations	$(.41)	$(.49)	$.14	$.19	$(.24)
Net (loss) income	$(.53)	$(.53)	$.08	$.15	$(.23)
2008:
Net sales	$9,484	$1,956	$2,501	$2,610	$2,417
Gross profit	$2,359	$397	$647	$694	$621
(Loss) income from continuing operations	$(366)	$(504)	$40	$74	$24
Net (loss) income	$(391)	$(508)	$33	$82	$2
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(1.06)	$(1.44)	$.11	$.20	$.06
Net (loss) income	$(1.13)	$(1.45)	$.09	$.23	$—
Diluted:
(Loss) income from continuing operations	$(1.06)	$(1.44)	$.11	$.20	$.06
Net (loss) income	$(1.13)	$(1.45)	$.09	$.23	$—

(Loss) earnings per common share amounts for the four quarters of 2009 and 2008 may not total to the earnings per common share amounts for the years ended December 31, 2009 and 2008 due to the allocation of income to unvested stock awards.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

T.	INTERIM FINANCIAL INFORMATION (UNAUDITED) – (Concluded)

The first, second and third quarters of 2009 and the four quarters and full-year of 2008 have been recast to reflect the Company’s sale of a business unit (discontinued operation) in the fourth quarter of 2009.

Fourth quarter 2009 loss from continuing operations and net loss include non-cash impairment charges for goodwill of $180 million after tax ($262 million pre-tax). Income (loss) from continuing operations and net (loss) income include after-tax impairment charges for financial investments of $2 million ($3 million pre-tax) and $5 million ($7 million pre-tax) in the first and second quarters of 2009, respectively. Net (loss) income for 2009 includes after-tax income (loss), net, related to discontinued operations of $4 million ($(4) million pre-tax), $(12) million ($(4) million pre-tax), $(23) million ($(24) million pre-tax) and $(12) million ($(18) million pre-tax) in the first, second, third and fourth quarters of 2009, respectively.

Fourth quarter 2008 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $445 million after tax ($467 million pre-tax). (Loss) income from continuing operations and net (loss) income include after-tax impairment charges for financial investments of $16 million ($26 million pre-tax), $2 million ($3 million pre-tax), $1 million ($1 million pre-tax) and $18 million ($28 million pre-tax) in the first, second, third and fourth quarters of 2008, respectively. Net (loss) income for 2008 includes after-tax (loss) income, net, related to discontinued operations of $(22) million ($(42) million pre-tax), $8 million ($7 million pre-tax), $(7) million ($(5) million pre-tax) and $(4) million ($(7) million pre-tax) in the first, second, third and fourth quarters of 2008, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2009. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company’s website at www.masco.com. Other information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed on or before April 30, 2010, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed on or before April 30, 2010, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed on or before April 30, 2010, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed on or before April 30, 2010, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed on or before April 30, 2010, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Listing of Documents.

(1)	Financial Statements. The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2009, 2008 and 2007, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

See separate Exhibit Index beginning on page [86.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/s/ Timothy Wadhams Timothy Wadhams	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ John G. Sznewajs John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer

Principal Accounting Officer:

/s/ William T. Anderson William T. Anderson	Vice President – Controller
/s/ Dennis W. Archer Dennis W. Archer	Director
/s/ Thomas G. Denomme Thomas G. Denomme	Director
/s/ Anthony F. Earley, Jr. Anthony F. Earley, Jr.	Director	February 16, 2010
/s/ Verne G. Istock Verne G. Istock	Director
/s/ David L. Johnston David L. Johnston	Director
/s/ J. Michael Losh J. Michael Losh	Director
/s/ Richard A. Manoogian Richard A. Manoogian	Chairman
/s/ Lisa A. Payne Lisa A. Payne	Director
/s/ Mary Ann Van Lokeren Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2009, 2008 and 2007

							(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2009	$75	$30	$(1	)(a)	$(29	)(b)	$75

2008	$85	$37	$(2	)(a)	$(45	)(b)	$75

2007	$84	$27	$(1	)(a)	$(25	)(b)	$85

Allowance for deferred tax assets:
2009	$15	$28	$—		$—		$43

2008	$9	$6	$—		$—		$15

2007	$14	$(5)	$—		$—		$9

(a)	Allowance of companies acquired and companies disposed of, net.

(b)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

EXHIBIT INDEX

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

3	.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto.	2005 10-K	3	.i	03/02/2006
3	.ii	Bylaws of Masco Corporation, as Amended and Restated June 2, 2007.	8-K	3	.ii	06/06/2007
4	.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Director’s resolutions establishing Masco Corporation’s:	2006 10-K	4	.a.i	02/27/2007
		(i) 7 1/8% Debentures Due August 15, 2013;	2008 10-K	4	.a.i(i)	02/17/2009
		(ii) 6.625% Debentures Due April 15, 2018; and	2008 10-K	4	.a.i(ii)	02/17/2009
		(iii) 7 3/4% Debentures Due August 1, 2029.					X
4	.a.ii	Agreement of Appointment and Acceptance of Successor Trustee dated as of July 25, 1994 among Masco Corporation, Morgan Guaranty Trust Company of New York and The First National Bank of Chicago.					X
4	.a.iii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.					X
4	.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors’ Resolutions establishing Masco Corporation’s:	2006 10-K	4	.b.i	02/27/2007
		(i) 5 7/8% Notes Due July 15, 2012;	2007 10-K	4	.b.i(i)	02/22/2008
		(ii) 6 1/2% Notes Due August 15, 2032;	2007 10-K	4	.b.i(ii)	02/22/2008
		(iii) 4.80% Notes Due June 15, 2015;	10-Q	4	.b.i	08/04/2005
		(iv) 6.125% Notes Due October 3, 2016;	2006 10-K	4	.b.i(vi)	02/27/2007
		(v) Floating Rate Notes Due 2010; and	10-Q	4	.b.i	05/03/2007
		(vi) 5.85% Notes Due 2017.	10-Q	4	.b.ii	05/03/2007

Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

4	.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Company, N.A., as Trustee.	2006 10-K	4	.b.iii	02/27/2007
4	.b.iii	Second Supplemental Indenture between Masco Corporation and J.P. Morgan Trust Company, National Association, as trustee dated as of December 23, 2004 (including form of Zero Coupon Convertible Senior Note, Series B due 2031).					X
4	.c.	U.S. $2 billion 5-Year Revolving Credit Agreement dated as of November 5, 2004 by and among Masco Corporation and Masco Europe, S.á.r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Runners and Citibank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and J.P. Morgan Chase Bank, National Association as Administrative Agent;					X
		(i) as amended by Amendment No. 1 dated February 10, 2006; and	8-K	4		02/15/2006
		(ii) as amended by Amendment No. 2 dated as of April 22, 2009.	10-Q	4		04/30/2009
Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:		Exhibits 10.a through 10.n constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10	.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006).	2006 10-K	10	.a	02/27/2007
(i) Forms of Restricted Stock Award Agreement
		(A) for awards prior to January 1, 2005 and					X
		(B) for awards on and after January 1, 2005;					X
		(ii) Forms of Restoration Stock Option;					X
		(iii) Forms of Stock Option Grant;					X
		(iv) Forms of Stock Option Grant for Non-Employee Directors; and					X

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

		(v) Forms of amendment to Award Agreements.	2005 10-K	10	.a	03/02/2006
10	.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan, as amended May 12, 2009					X
		(i) Form of Restricted Stock Award;	2005 10-K	10	.b(i)	03/02/2006
		(ii) Form of Stock Option Grant;	2005 10-K	10	.b(ii)	03/02/2006
		(iii) Form of Restoration Stock Option;	2005 10-K	10	.b(iii)	03/02/2006
		(iv) Form of Stock Option Grant for Non-Employee Directors.	2005 10-K	10	.b(iv)	03/02/2006
		(v) Terms and Conditions of Restricted Stock Awards for awards granted on or after January 1, 2009; and					X
		(vi) Terms and Conditions of Non-Qualified Stock Option Grants for options granted on or after January 1, 2009.					X
10	.b.ii	Non-Employee Directors Equity Program under Masco’s	2007 10-K	10	.b.ii	02/22/2008
		2005 Long Term Stock Incentive Plan.
		(i) Form of Restricted Stock Award Agreement; and	2007 10-K	10	.b.ii(i)	02/22/2008
		(ii) Form of Stock Option Grant Agreement.	2007 10-K	10	.b.ii(ii)	02/22/2008
10	.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan.	2008 10-K	10	.c	02/17/2009
		(i) Supplemental Executive Retirement and Disability Plan between Masco Corporation and Barry Silverman; and					X
		(ii) Forms of Amendment freezing benefit accruals under the Masco Corporation Supplemental Executive Retirement and Disability Plan.					X
10	.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005).	2005 10-K	10	.e	03/02/2006
		(i) Form of Restricted Stock Award Agreement;	2005 10-K	10	.e(i)	03/02/2006
		(ii) Form of Stock Option Grant; and	2005 10-K	10	.e(ii)	03/02/2006
		(iii) Form of amendment to Award Agreements.	2005 10-K	10	.e(iii)	03/02/2006
10	.e	Other compensatory arrangements for executive officers.	2008 10-K	10	.e	02/17/2009
10	.f	Masco Corporation 2004 Restricted Stock Award Program.					X

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

10	.g	Compensation of Non-Employee Directors	2007 10-K	10	.g	02/22/2008
10	.h	Amended and Restated Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995, as Amended and Restated effective October 22, 2008	2008 10-K	10	.h	02/17/2009
		(i) Amendment dated November 16, 2009 to the amended and Restated Masco Corporation Retirement Benefit Restoration Plan					X
10	.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation (superseding Letter Agreement dated April 3, 2007 between Richard A. Manoogian and Masco Corporation).	10-Q	10		06/30/2009
10	.j	Letter from Masco Corporation to Donald DeMarie regarding relocation arrangements.	2007 10-K	10	.j	02/22/2008
10	.k.	Release and Consulting Agreement and related Letter Agreement dated December 31, 2009 between Masco Corporation and Barry J. Silverman					X
10	.l	Amended and Restated Shareholders’ Agreement, dated as of November 27, 2006, between RHJ International SA, Asahi Tec Corporation and The Principal Company Shareholders Listed on Schedule I thereto.	2006 10-K	10	.i	02/27/2007
10	.m	Shareholders Agreement dated, as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time.	2006 10-K	10	.j	02/27/2007
10	.n	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, dated as of June 6, 2002, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties.”	2006 10-K	10	.k	02/27/2007
12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.					X
21		List of Subsidiaries.					X

Incorporated By Reference
Exhibit					Filing	Filed
No.		Exhibit Description	Form	Exhibit	Date	Herewith

23		Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule.				X
31	.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31	.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
100		XBRL-Related Documents.				X
101		Interactive Data File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.