Form 10-Q
period 2010-03-31
MASCO CORP /DE/
filed 2010-04-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 28, 2010

Common stock, par value $1.00 per share	358,700,000

MASCO CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — March 31, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION	30-33

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signature
EX-12
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2010 and December 31, 2009
(In Millions, Except Share Data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash investments	$1,378	$1,413
Receivables	1,147	983
Prepaid expenses and other	310	312
Inventories:
Finished goods	430	405
Raw material	266	247
Work in process	109	91

	805	743

Total current assets	3,640	3,451

Property and equipment, net	1,920	1,981
Goodwill	3,095	3,108
Other intangible assets, net	286	290
Other assets	345	345

Total assets	$9,286	$9,175

LIABILITIES
Current liabilities:
Notes payable	$66	$364
Accounts payable	673	578
Accrued liabilities	777	839

Total current liabilities	1,516	1,781

Long-term debt	4,100	3,604
Deferred income taxes and other	967	973

Total liabilities	6,583	6,358

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2010 – 348,100,000; 2009 – 350,400,000	348	350
Preferred shares authorized: 1,000,000; issued and outstanding: 2010 – None; 2009 – None	—	—
Paid-in capital	8	42
Retained earnings	1,837	1,871
Accumulated other comprehensive income	325	366

Total Masco Corporation’s shareholders’ equity	2,518	2,629
Noncontrolling interest	185	188

Total equity	2,703	2,817

Total liabilities and equity	$9,286	$9,175

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(In Millions Except Per Common Share Data)

	Three Months Ended March 31,
	2010	2009
Net sales	$1,852	$1,797
Cost of sales	1,360	1,384

Gross profit	492	413

Selling, general and administrative expenses	414	407
Charge for defined-benefit plan curtailment	—	8

Operating profit (loss)	78	(2)

Other income (expense), net:
Interest expense	(58)	(56)
Impairment charges for financial investments	—	(3)
Other, net	2	—

	(56)	(59)

Income (loss) from continuing operations before income taxes	22	(61)
Income taxes	18	17

Income (loss) from continuing operations	4	(78)

Income from discontinued operations, net	—	4

Net income (loss)	4	(74)
Less: Net income attributable to noncontrolling interest	(11)	(7)

Net (loss) attributable to Masco Corporation	$(7)	$(81)

(Loss) earnings per common share attributable to Masco Corporation:
Basic:
(Loss) from continuing operations	$(.02)	$(.24)
Income from discontinued operations, net	—	.01

Net (loss) income	$(.02)	$(.23)

Diluted:
(Loss) from continuing operations	$(.02)	$(.24)
Income from discontinued operations, net	—	.01

Net (loss) income	$(.02)	$(.23)

Amounts attributable to Masco Corporation:
(Loss) from continuing operations	$(7)	$(85)
Income from discontinued operations, net	—	4

Net (loss) income	$(7)	$(81)

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(In Millions)

	Three Months Ended
	March 30,
	2010	2009
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$92	$53
(Increase) in receivables	(180)	(156)
(Increase) decrease in inventories	(72)	30
Increase in accounts payable and accrued liabilities, net	40	25

Net cash for operating activities	(120)	(48)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	2	1
Payment of debt	(1)	(3)
Issuance of Notes, net of issuance costs	494	—
Retirement of Notes	(300)	—
Purchase of Company common stock	(45)	(11)
Cash dividends paid	(27)	(85)

Net cash from (for) financing activities	123	(98)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(26)	(27)
Proceeds from disposition of:
Marketable securities	—	3
Other financial investments, net	1	3
Property and equipment	3	—
Acquisition of businesses, net of cash acquired	—	(8)
Other, net	(6)	(9)

Net cash for investing activities	(28)	(38)

Effect of exchange rate changes on cash and cash investments	(10)	(31)

CASH AND CASH INVESTMENTS:
Decrease for the period	(35)	(215)
At January 1	1,413	1,028

At March 31	$1,378	$813

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2010 presentation in the condensed consolidated financial statements. The results of operations related to 2009 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months ended March 31, 2009. In the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2009, cash flows of discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted new FASB guidance regarding how a company determines when an entity is insufficiently capitalized or is not controlled through voting and should be consolidated. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition and results of operations.
B.	The Company has accounted for 2009 dispositions as discontinued operations.

Selected financial information for these discontinued operations was as follows, in millions:

Three Months Ended
March 31, 2009
Net sales	$22

(Loss) from discontinued operations	$(4)

Loss before income tax	(4)
Income tax benefit	8

Income from discontinued operations, net	$4

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The changes in the carrying amount of goodwill for the three months ended March 31, 2010, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	at
	Mar. 31, 2010	Losses	Mar. 31, 2010
Cabinets and Related Products	$587	$(364)	$223
Plumbing Products	537	(340)	197
Installation and Other Services	1,819	(51)	1,768
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,217	$(1,122)	$3,095

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	at		At
	Dec. 31, 2009	Losses	Dec. 31, 2009	Other(A)	Mar. 31, 2010
Cabinets and Related Products	$590	$(364)	$226	$(3)	$223
Plumbing Products	547	(340)	207	(10)	197
Installation and Other Services	1,819	(51)	1,768	—	1,768
Decorative Architectural Products	294	—	294	—	294
Other Specialty Products	980	(367)	613	—	613

Total	$4,230	$(1,122)	$3,108	$(13)	$3,095

(A)	Other principally includes the effect of foreign currency translation.
Other indefinite-lived intangible assets were $195 million and $196 million at March 31, 2010 and December 31, 2009, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $91 million (net of accumulated amortization of $69 million) at March 31, 2010 and $94 million (net of accumulated amortization of $67 million) at December 31, 2009, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
D.	Depreciation and amortization expense was $60 million and $62 million, respectively, for the three months ended March 31, 2010 and 2009.
E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2010	2009
Asahi Tec Corporation – preferred stock	$71	$71
Auction rate securities	22	22
TriMas Corporation common stock	16	17

Total recurring investments	109	110

Private equity funds	122	123
Other investments	9	9

Total non-recurring investments	131	132

Total	$240	$242

The Company’s investments in available-for-sale securities at March 31, 2010 and December 31, 2009 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
March 31, 2010	$71	$38	$—	$109

December 31, 2009	$71	$39	$—	$110

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E – continued:
Recurring Fair Value Measurements. Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Mar. 31,	Prices	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$71	$—	$—	$71
Auction rate securities	22	—	—	22
TriMas Corporation	16	16	—	—

Total	$109	$16	$—	$93

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$71	$—	$—	$71
Auction rate securities	22	—	—	22
TriMas Corporation	17	17	—	—

Total	$110	$17	$—	$93

The Company did not have any transfers between Level 1 and Level 2 financial assets in the first quarter of 2010 or in the full-year 2009.
The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows (approximately six percent at both March 31, 2010 and December 31, 2009) and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E – continued:
The preferred stock of Asahi Tec has been valued primarily using a discounted cash flow model, because there are currently no observable prices in an active market for the same or similar securities. The significant inputs in the discounted cash flow model used to value the Asahi Tec preferred stock include: the present value of future dividends, present value of redemption rights, fair value of conversion rights and the discount rate based on credit spreads for Japanese-issued preferred securities (approximately 600 basis points at both March 31, 2010 and December 31, 2009) and other market factors.
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the three months ended March 31, 2010 and the year ended December 31, 2009, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2010	$71	$22	$93
Total losses included in earnings	—	—	—
Unrealized (losses)	—	—	—
Purchases	—	—	—
Settlements	—	—	—

Fair value at March 31, 2010	$71	$22	$93

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	—	—	—
Unrealized (losses)	(1)	—	(1)
Purchases, issuances, settlements	—	—	—

Fair value at December 31, 2009	$71	$22	$93

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E – continued:
Non-Recurring Fair Value Measurements. Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy were as follows, in millions:

Fair Value Measurements Using
Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Mar. 31,	Prices	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$—	$—	$—	$—	$—

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$31	$—	$—	$31	$(10)
Other private investments	3	—	—	3	—

	$34	$—	$—	$34	$(10)

For the three months ended March 31, 2010, there were no financial investments measured at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds. The Company did not have any transfers between Level 1 and Level 2 financial assets in the first quarter of 2010 or in the full-year 2009.
During 2009, the Company determined that the decline in the estimated value of certain private equity funds (with a carrying value of $41 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $10 million for the year ended December 31, 2009. The remaining private equity investments, with an aggregate carrying value of $92 million at December 31, 2009, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.
Impairment charges for financial investments were as follows, in millions:

	Three Months Ended
	March 31,
	2010	2009
Impairment charges:
Private equity funds	$—	$(3)

Total impairment charges	$—	$(3)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E – concluded:
The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at March 31, 2010 was approximately $4.1 billion, compared with the aggregate carrying value of $4.2 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2009 was approximately $3.9 billion, compared with the aggregate carrying value of $4.0 billion.
F.	During 2010 and 2009, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At March 31, 2010, the Company had recorded gains of $4 million on the foreign currency exchange contracts, which is partially offset by losses related to the translation of loans and accounts denominated in non-functional currencies. At December 31, 2009, the Company had no recorded asset or liability related to foreign currency exchange contracts. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months ended March 31, 2010 and 2009, the Company had recorded gains (losses) of $4 million and $(1) million, respectively, related to these foreign currency exchange contracts.
During 2010 and 2009, the Company, including certain European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded liabilities of $(2) million and $(1) million to reflect contract prices at March 31, 2010 and December 31, 2009, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months ended March 31, 2010 and 2009, the Company had recorded gains (losses) of $(1) million and $1 million, respectively, related to these foreign currency exchange contracts.
The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).
In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.
G.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009
Balance at January 1	$109	$119
Accruals for warranties issued during the period	7	32
Accruals related to pre-existing warranties	1	5
Settlements made (in cash or kind) during the period	(10)	(44)
Other, net	(1)	(3)

Balance at end of period	$106	$109

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
H.	At March 31, 2010 and December 31, 2009, there were outstanding $108 million principal amount of Zero Coupon Convertible Senior Notes due 2031, with an accreted value of $56 million and $55 million, respectively.
The Company retired $300 million of floating rate notes on March 12, 2010, the scheduled maturity date.
On March 10, 2010, the Company issued $500 million of 7.125% notes (“Notes”) due March 15, 2020. The Notes are senior indebtedness and are redeemable at the Company’s option.
The Amended Five-Year Revolving Credit Agreement contains a requirement for maintaining a certain level of net worth; at March 31, 2010, the Company’s net worth exceeded such requirement by $900 million. Under the terms of the Amended Five-Year Revolving Credit Agreement, any outstanding Letters of Credit reduce the Company’s borrowing capacity. At March 31, 2010, the Company had $82 million of unused Letters of Credit. The Amended Five-Year Revolving Credit Agreement also contains limitations on additional borrowings, based on the relationship of debt to total capitalization requirements; at March 31, 2010, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Alternatively, at March 31, 2010, the Company could absorb a reduction to shareholders’ equity of approximately $650 million, and remain in compliance with the debt to total capitalization covenant.
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
At March 31, 2010 and December 31, 2009, the Company was in compliance with the requirements of the Amended Five-Year Revolving Credit Facility.
I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At March 31, 2010, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three months ended
	March 31,
	2010	2009
Long-term stock awards	$10	$8
Stock options	5	7
Phantom stock awards and stock appreciation rights	3	—

Total	$18	$15

Income tax benefit	$7	$6

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I – continued:
Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market. Stock awards granted prior to January 1, 2010 have a typical vesting period of 10 years. Stock awards granted subsequent to January 1, 2010 have a vesting period of 5 years.
The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2010	2009
Unvested stock award shares at January 1	9	8
Weighted average grant date fair value	$21	$26

Stock award shares granted	3	2
Weighted average grant date fair value	$14	$8

Stock award shares vested	1	1
Weighted average grant date fair value	$23	$26

Stock award shares forfeited	—	—
Weighted average grant date fair value	$19	$27

Unvested stock award shares at March 31	11	9
Weighted average grant date fair value	$19	$22
At March 31, 2010 and 2009, there was $158 million and $160 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of six years and seven years, respectively.
The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2010 and 2009 was $17 million and $11 million, respectively.

Stock Options
Stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
The Company granted 5,185,100 of stock option shares in the three months ended March 31, 2010 with a grant date exercise price approximating $14 per share. During the first quarter of 2010, 2,222,000 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I – continued:
The Company’s stock option activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2010		2009
Option shares outstanding, January 1	36		31
Weighted average exercise price	$23		$25

Option shares granted, including restoration options	5		6
Weighted average exercise price	$14		$8

Option shares exercised	—		—
Aggregate intrinsic value on date of exercise (A)	$—	million	$—	million
Weighted average exercise price	$8		$—

Option shares forfeited	2		—
Weighted average exercise price	$24		$25

Option shares outstanding, March 31	39		37
Weighted average exercise price	$21		$23
Weighted average remaining option term (in years)	6		7

Option shares vested and expected to vest, March 31	38		36
Weighted average exercise price	$21		$23
Aggregate intrinsic value (A)	$48	million	$—	million
Weighted average remaining option term (in years)	6		7

Option shares exercisable (vested), March 31	20		17
Weighted average exercise price	$25		$26
Aggregate intrinsic value (A)	$8	million	$—	million
Weighted average remaining option term (in years)	5		4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At both March 31, 2010 and 2009, there was $63 million of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2010 and 2009.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I – concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Three Months Ended
	March 31,
	2010	2009
Weighted average grant date fair value	$5.30	$2.22
Risk-free interest rate	2.77%	2.59%
Dividend yield	2.17%	3.74%
Volatility factor	46.00%	39.00%
Expected option life	6 years	6 years
J.	The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.
Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended March 31,
	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$1	$—	$4	$—
Interest cost	11	2	11	2
Expected return on plan assets	(8)	—	(8)	—
Amortization of prior service cost	—	—	—	1
Recognized curtailment loss	—	—	3	5
Amortization of net loss	2	—	5	—

Net periodic pension cost	$6	$2	$15	$8

Assumptions
Major assumptions used in accounting for the Company’s defined-benefit pension plans were as follows:

	December 31,
	2009	2008
Discount rate for obligations	5.8%	6.1%
Expected return on plan assets	8.0%	8.0%
Discount rate for net periodic pension cost	6.1%	6.25%

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – continued:
The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the widely used Citigroup Pension Discount Curve and Liability Index for December 31, 2009. Such rates for the Company’s defined benefit pension plans ranged from 2.60 percent to 6.25 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.60 percent or higher at December 31, 2009. The decline in the weighted average discount rate to 5.8 percent in 2009 from 6.1 percent in 2008 was principally the result of the variation in long-term rates which were highly volatile at the end of 2008 compared to 2009, for the Citigroup Pension Discount Curve, and the freezing of all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit plans, which shortened the period of future pension payments. The decrease in the discount rate increased our projected benefit obligation by approximately $29 million.
The Company determined the expected long-term rate of return on plan assets of 8 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at December 31, 2009 also considered near term returns, including current market conditions and also that pension assets are long-term in nature. The actual annual rate of return on the Company’s pension plan assets was 3.3 percent and .5 percent for the 10-year periods ended December 31, 2009 and 2008, respectively. Although these rates of return are less than the Company’s current expected long-term rate of return on plan assets, the Company notes that these 10-year periods include two significant declines in the equity markets. Accordingly, the Company believes an 8 percent expected long-term rate of return is reasonable.
The investment objectives seek to minimize the volatility of the value of the Company’s plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. The Company, based upon discussions with its pension investment advisor, reduced its equity allocation to 70 percent from 80 percent; increased its fixed-income allocation to 25 percent from 10 percent and allocated 5 percent to alternative investments. The revised asset allocation of the investment portfolio was based on discussions with the pension investment advisor with the objective of achieving the Company’s expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. In 2010, the pension investment advisor recommended that, longer term, the Company should achieve the following targeted asset portfolio: 45 percent equities, 25 percent fixed-income, 15 percent global assets (combination of equity and fixed-income) and 15 percent alternative investments (such as private equity, commodities and hedge funds). This targeted portfolio is expected to yield a long-term rate of return of 8 percent.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J – concluded:
The fair value of the Company’s plan assets is subject to risk including significant concentrations of risk in the Company’s plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected over time, to earn higher returns with more volatility than fixed-income investments which more closely match pension liabilities. Within equity, risk is mitigated by targeting a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.
In order to minimize asset volatility relative to the liabilities, a portion of plan assets are allocated to fixed-income investments that are exposed to interest rate risk. Rate increases generally will result in a decline in fixed-income assets, while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.
The Company has targeted alternative investments such as hedge funds, private equity funds and commodities that could comprise 15 percent of the pension assets. It is expected that the alternative investments would have a higher rate of return than the targeted return of 8 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets.
Potential events or circumstances that could have a negative effect on estimated fair value include the risks of inadequate diversification and other operating risks. To mitigate these risks, investments are diversified across and within asset classes in support of investment objectives. Policies and practices to address operating risks include ongoing manager oversight, plan and asset class investment guidelines and instructions that are communicated to managers, and periodic compliance and audit reviews to ensure adherence to these policies. In addition, the Company periodically seeks the input of its independent advisor to ensure the investment policy is appropriate.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Cumulative translation adjustments	$504	$546
Unrealized gain on marketable securities, net	24	25
Unrecognized prior service cost and net loss, net	(203)	(205)

Accumulated other comprehensive income	$325	$366

The components of accumulated other comprehensive attributable to noncontrolling interest were as follows, in millions:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Cumulative translation adjustments	$17	$31
Unrealized gain on marketable securities, net	—	—
Unrecognized prior service cost and net loss, net	—	—

Accumulated other comprehensive income	$17	$31

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note K – concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net (loss) income	$(7)	$11	$(81)	$7
Other comprehensive income:
Cumulative translation adjustments, net	(42)	(14)	(68)	(11)
Unrealized (loss) gain on marketable securities, net	(1)	—	2	—
Prior service cost and net loss, net	2	—	62	—

Total comprehensive (loss)	$(48)	$(3)	$(85)	$(4)

The unrealized (loss) gain on marketable securities, net, is net of income tax of $3 million for the three months ended March 31, 2009. The prior service cost and net loss, net, is net of income tax of $1 million and $36 million for the three months ended March 31, 2010 and 2009, respectively.
On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.235 ($.075) for the three months ended March 31, 2010 and 2009, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2010	2009	2010	2009
	Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$403	$395	$(15)	$(28)
Plumbing Products	663	584	84	35
Installation and Other Services	273	317	(42)	(36)
Decorative Architectural Products	389	386	87	75
Other Specialty Products	124	115	(6)	(7)

Total	$1,852	$1,797	$108	$39

The Company’s operations by geographic area were:
North America	$1,430	$1,434	$64	$19
International, principally Europe	422	363	44	20

Total	$1,852	$1,797	108	39

General corporate expense, net			(30)	(33)
Charge for defined-benefit plan curtailment (B)			—	(8)

Operating profit (loss)			78	(2)
Other income (expense), net			(56)	(59)

Income (loss) from continuing operations before income taxes			$22	$(61)

(A)	Inter-segment sales were not material.

(B)	In March 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2010	2009
Income from cash and cash investments	$1	$3
Other items, net	1	(3)

Total other, net	$2	$—

Other items, net, included $1 million and $2 million of currency losses for the three months ended March 31, 2010 and 2009, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2010	2009
Numerator (basic and diluted):
(Loss) from continuing operations	$(7)	$(85)
Dividends on restricted stock awards	(1)	(1)

(Loss) from continuing operations attributable to common shareholders	$(8)	$(86)
Income from discontinued operations, net	—	4

Net (loss) available to common shareholders	$(8)	$(82)

Denominator:
Basic common shares (based upon weighted average)	350	351
Add:
Contingent common shares	—	—
Stock option dilution	—	—

Diluted common shares	350	351

For the three months ended March 31, 2010 and 2009, the Company allocated dividends to the unvested restricted stock awards (participating securities).
At March 31, 2010 and 2009, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at March 31, 2010 and 2009 did not exceed the equivalent accreted value of the Notes.
Additionally, 39 million common shares and 37 million common shares for the three months ended March 31, 2010 and 2009, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.
In the first three months of 2010, the Company granted three million shares of long-term stock awards. In the first three months of 2010, the Company also repurchased and retired approximately three million shares of Company common stock, for cash aggregating $45 million to offset the dilutive impact of these long-term stock awards. At March 31, 2010, the Company had 27 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
O.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.
As previously disclosed, a lawsuit has been brought against the Company and a number of its insulation installation companies in the federal court in Atlanta, Georgia alleging that certain practices violate provisions of the federal antitrust laws. In February 2009, the federal court in Atlanta certified a class of 377 insulation contractors. Two additional lawsuits, seeking class action status and alleging anticompetitive conduct, were filed against the Company and a number of its insulation suppliers. One of these lawsuits has been dismissed with prejudice and, with respect to the second lawsuit, which was originally filed in northern California and was subsequently transferred to Atlanta, Georgia, the Court has recently administratively stayed the case. The Company is vigorously defending the pending cases. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment. There cannot be any assurance that the Company will ultimately prevail in the remaining lawsuits, or, if unsuccessful, that the ultimate liability would not be material and would not have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.
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
P.	In the first quarter of 2010, the Company’s effective tax rate was 82 percent, resulting primarily from a $9 million increase in the Company’s liability for uncertain tax positions including interest and penalties, net of U.S. Federal tax benefit. This increase resulted primarily from changes in the tax environment related to certain activities performed in various jurisdictions that caused a re-measurement of this liability.
As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $13 million.
Q.	Subsequent event.
As previously announced in February 2010, the Company is combining its Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. Masco Cabinetry continues to review its product offerings and has determined in late April that it will discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. The Company anticipates it will close two manufacturing facilities associated with these products in the first half of 2011. The Company expects to incur approximately $115 million (principally recognized ratably over the next 15 months) of pre-tax charges related to the anticipated plant closures including approximately $90 million related to non-cash charges principally associated with property, plant and equipment and approximately $25 million of other cash charges.

MASCO CORPORATION
Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010 VERSUS FIRST QUARTER 2009
SALES AND OPERATIONS
     The following table sets forth our net sales and operating profit (loss) margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent (Decrease)
	March 31,		Increase
	2010	2009	2010 vs. 2009
Net Sales:
Cabinets and Related Products	$403	$395	2%
Plumbing Products	663	584	14%
Installation and Other Services	273	317	(14%)
Decorative Architectural Products	389	386	1%
Other Specialty Products	124	115	8%

Total	$1,852	$1,797	3%

North America	$1,430	$1,434	—%
International, principally Europe	422	363	16%

Total	$1,852	$1,797	3%

	Three Months Ended
	March 31,
	2010	2009
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(3.7%)	(7.1%)
Plumbing Products	12.7%	6.0%
Installation and Other Services	(15.4%)	(11.4%)
Decorative Architectural Products	22.4%	19.4%
Other Specialty Products	(4.8%)	(6.1%)

North America	4.5%	1.3%
International, principally Europe	10.4%	5.5%
Total	5.8%	2.2%

Operating profit (loss) margins, as reported	4.2%	(.1%)

(A)	Before general corporate expense, net and the charge for the defined-benefit plan curtailment; see Note L to the condensed consolidated financial statements.

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
NET SALES
     Net sales increased three percent for the three-month period ended March 31, 2010 from the comparable period of 2009. Excluding the effect of currency translation, net sales increased one percent for the three-month period ended March 31, 2010. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2010	2009
Net sales, as reported	$1,852	$1,797
Acquisitions (none)	—	—

Net sales, excluding acquisitions	1,852	1,797
Currency translation	(36)	—

Net sales, excluding acquisitions and the effect of currency translation	$1,816	$1,797

     Net sales from North American operations were flat in the first quarter of 2010 compared to the same period of 2009. North American net sales were positively impacted by increased sales volume of plumbing products and windows, which increased sales by two percentage points compared to the same period in 2009, as well as a more favorable product mix of paints and stains, which increased sales by one percentage point compared to the same period in 2009. Such increases in net sales were offset by lower sales volume related to installation and other services and lower selling prices for certain products.
     In local currencies, net sales from International operations increased nine percent in the three-month period ended March 31, 2010, primarily due to increased sales volume and selling prices of International plumbing products. Net sales from International operations increased in 2010, due to a weaker U.S. dollar, which increased International net sales by seven percent in the three-month period ended March 31, 2010 compared to the same period of 2009.
     Net sales of Cabinets and Related Products increased, primarily due to a weaker U.S. dollar which increased sales by two percent in the three-month period ended March 31, 2010 compared to the same period of 2009.

MASCO CORPORATION
Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Plumbing Products increased, due to increased sales volume to North American retailers and wholesalers, which increased sales by three percent in the three-month period ended March 31, 2010 compared to the same period of 2009. A weaker U.S. dollar increased sales by five percent in the three-month period ended March 31, 2010 compared to the same period of 2009. In local currencies, net sales of International operations increased sales in this segment by four percent in the three-month period ended March 31, 2010 compared to the same period of 2009, primarily due to increased sales volume. Segment sales were positively impacted by selling price increases, which increased net sales in this segment by two percent in the three-month period ended March 31, 2010 compared to the same period of 2009.
     Net sales of Installation and Other Services decreased for the three-month period ended March 31, 2010, primarily due to significantly lower sales volume related to the continued slow-down in the new home construction market, as well as selling price decreases.
     Net sales of Decorative Architectural Products increased for the three-month period ended March 31, 2010, primarily due to a more favorable product mix of paints and stains, related to new product introductions, which offset lower retail sales volume of builders’ hardware.
     Net sales of Other Specialty Products increased, primarily due to increased sales volume of windows in the western United States and in the United Kingdom which, on a combined basis, increased sales in this segment by 11 percent in the three-month period ended March 31, 2010 compared to the same period of 2009. A weaker U.S. dollar increased sales by two percent in the three-month period ended March 31, 2010 compared to the same period of 2009. Sales in this segment were also negatively affected by a less favorable product mix and selling price decreases which, on a combined basis, decreased sales in this segment by five percent.
OPERATING MARGINS
     Our gross profit margins were 26.6 percent for the three-month period ended March 31, 2010 compared with 23.0 percent for the comparable period of 2009. Selling, general and administrative expenses were relatively flat, as a percentage of sales, for the three-month period ended March 31, 2010 compared with 2009. Results benefited from increased sales volume and the improved relationship between selling prices and commodity costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.
     We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month period ended March 31, 2010 includes $14 million of costs and charges related to our business rationalizations and other initiatives. For the three-month period ended March 31, 2009, we incurred $24 million related to these initiatives.

MASCO CORPORATION
Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As previously announced in February 2010, we are combining our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. Masco Cabinetry continues to review its product offerings and has determined in late April that it will discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. We anticipate that we will close two manufacturing facilities associated with these products in the first half of 2011. We expect to incur approximately $115 million (principally recognized ratably over the next 15 months) of pre-tax charges related to the anticipated plant closures including approximately $90 million related to non-cash charges principally associated with property, plant and equipment and approximately $25 million of other cash charges. These charges, including the previously announced integration charges of approximately $40 million, will result in aggregate pre-tax charges of approximately $155 million related to the integration of the Builder and Retail Cabinet groups into Masco Cabinetry. Based on the incremental actions outlined above, we anticipate that full-year 2010 rationalization charges will aggregate approximately $140 million compared with the previously announced $70 million.
     We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.
     The lower operating loss in the Cabinets and Related Products segment in 2010 reflects the benefits associated with business rationalizations and other cost savings initiatives, partially offset by increased severance and plant closure costs.
     The increase in operating profit margins in the Plumbing Products segment for the three-month period ended March 31, 2010 reflects increased sales volume of North American and International plumbing products, which increased operating profit margins by one percentage point. Operating profit margins were also positively impacted by the improved relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives which increased operating profit margins by five percentage points.
     The increase in the operating loss in the Installation and Other Services segment for the three-month period ended March 31, 2010 is primarily due to lower sales volume resulting from the continued slow-down in the new home construction market and the related under-absorption of fixed costs and selling price decreases.
     The increase in operating profit margins for the Decorative Architectural Products segment for the three-month period ended March 31, 2010 is primarily due to a more favorable product mix of paints and stains, which more than offset lower sales volume of builders’ hardware. The operating profit margins also benefited from the improved relationship between selling prices and commodity costs related to paints and stains.
     The lower operating loss in the Other Specialty Products segment for the three-month period ended March 31, 2010 reflects the benefits associated with business rationalizations and other cost savings initiatives, partially offset by a less favorable product mix.

MASCO CORPORATION
Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INCOME (EXPENSE), NET
     Other items, net, for the three-month periods ended March 31, 2010 and 2009 included $1 million and $2 million of currency losses, respectively.
     For the three-month period ended March 31, 2009, we recognized non-cash, pre-tax impairment charges of $3 million related to financial investments in private equity funds.
(LOSS) INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     (Loss) income from continuing operations (attributable to Masco Corporation) for the three-month period ended March 31, 2010 was $(7) million compared with $(85) million for the comparable period of 2009. Diluted (loss) earnings per common share from continuing operations (attributable to Masco Corporation) for the three-month period ended March 31, 2010 were $(.02) per common share compared with $(.24) per common share for the comparable period of 2009.
     In the first quarter of 2010, our effective tax rate was 82 percent, resulting primarily from a $9 million increase in our liability for uncertain tax positions including interest and penalties, net of U.S. Federal tax benefit. This increase resulted primarily from changes in the tax environment related to activities performed in various jurisdictions that caused a re-measurement of this liability. Excluding the effects of the change in the liability for uncertain tax positions our effective tax rate for the first quarter of 2010 was approximately 41 percent.
     In the first quarter of 2009, we incurred tax expense of $17 million on pre-tax loss of $(61) million, primarily due to an increase in the valuation allowance related to the net operating loss carryforward and losses in certain jurisdictions providing no tax benefit.
OTHER FINANCIAL INFORMATION
     Our current ratio was 2.4 to 1 and 1.9 to 1, respectively, at March 31, 2010 and December 31, 2009. The improvement in the current ratio is due to the payment of $300 million variable rate Notes due March 2010.
     For the three months ended March 31, 2010, cash of $120 million was used by operating activities. First quarter 2010 cash from operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with December 31, 2009.
     Net cash provided by financing activities was $123 million, and included $494 million from the issuance of Notes, net of issuance costs, partially offset by $300 million for retirement of Notes, $27 million for the payment of cash dividends and $45 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2010. Net cash used for investing activities was $28 million and included $26 million for capital expenditures.
     Our cash and cash investments were $1.4 billion at both March 31, 2010 and December 31, 2009. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.

MASCO CORPORATION
Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We retired $300 million of floating rate notes on March 12, 2010, the scheduled maturity date. On March 10, 2010, we issued $500 million of 7.125% notes due March 15, 2020.
     At March 31, 2010, the Amended Five-Year Revolving Credit Agreement contains limitations on additional borrowings. Under the terms of the Amended Credit Facility, any outstanding Letters of Credit reduce our borrowing capacity. At March 31, 2010, we had $82 million of unused Letters of Credit; accordingly, our remaining borrowing capacity is approximately $1.2 billion. At March 31, 2010, the Amended Five-Year Revolving Credit Agreement also contains a requirement for maintaining a certain level of net worth; our net worth exceeded such requirement by $900 million. The Amended Five-Year Revolving Credit Agreement also contains limitations on additional borrowings, based on the relationship of debt to total capitalization requirements; at March 31, 2010, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Alternatively, at March 31, 2010, the Company could absorb a reduction to shareholders’ equity of approximately $650 million, and remain in compliance with the debt to total capitalization covenant.
     We are subject to lawsuits and claims pending or asserted with respect to matters generally arising in the ordinary course of business. Note O to the condensed consolidated financial statements discusses certain specific claims pending against us.
     We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.
OUTLOOK FOR THE COMPANY
     We expect that business conditions in 2010 will continue to show modest improvement compared to 2009. While we are concerned about the impact of current unemployment levels, foreclosure activity and access to financing, we believe that housing starts will improve in 2010 and will increase to a range of 600,000 to 700,000 units from 554,000 units in 2009.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

During the first quarter of 2010, the Company continued a phased deployment of new Enterprise Resource Planning (“ERP”) systems at Masco Builder Cabinet Group and Masco Contractor Services, two of the Company’s larger business units. These new systems represent process improvement initiatives and are not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, these business process initiatives are significant in scale and complexity and will result in modifications to certain internal controls. These systems are designed, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding certain legal proceedings involving the Company is set forth in Note O to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
     Information regarding risk factors of the Company is set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2010, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs	or Programs
1/1/10–1/31/10	—	$—	—	30

2/1/10–2/28/10	1	$13.57	1	29

3/1/10–3/31/10	2	$15.31	2	27

Total for the quarter	3	$14.75	3	27

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Item 6. Exhibits

4.1	–	Form of Global Note for the 7.125% Notes due 2020. Incorporated by reference to Exhibit 4.1 of Masco’s Form 8-K filed March 9, 2010

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ John G. Sznewajs
	Name:	John G. Sznewajs
	Title:	Vice President, Treasurer and Chief Financial Officer

April 30, 2010

MASCO CORPORATION
EXHIBIT INDEX

Exhibit

Exhibit 4.1	Form of Global Note for the 7.125% Notes due 2020. Incorporated by reference to Exhibit 4.1 of Masco’s Form 8-K filed March 9, 2010

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File