Form 10-Q
period 2010-06-30
MASCO CORP /DE/
filed 2010-07-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 27, 2010

Common stock, par value $1.00 per share	358,500,000

MASCO CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32-34

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signature
EX-12
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2010 and December 31, 2009
(In Millions, Except Share Data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash investments	$1,384	$1,413
Receivables	1,157	983
Prepaid expenses and other	297	312
Inventories:
Finished goods	453	405
Raw material	275	247
Work in process	112	91

	840	743

Total current assets	3,678	3,451

Property and equipment, net	1,851	1,981
Goodwill	3,077	3,108
Other intangible assets, net	283	290
Other assets	302	345

Total assets	$9,191	$9,175

LIABILITIES
Current liabilities:
Notes payable	$66	$364
Accounts payable	729	578
Accrued liabilities	823	839

Total current liabilities	1,618	1,781

Long-term debt	4,038	3,604
Deferred income taxes and other	927	973

Total liabilities	6,583	6,358

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2010 — 348,200,000; 2009 — 350,400,000	348	350
Preferred shares authorized: 1,000,000; issued and outstanding: 2010 — None; 2009 — None	—	—
Paid-in capital	23	42
Retained earnings	1,814	1,871
Accumulated other comprehensive income	262	366

Total Masco Corporation’s shareholders’ equity	2,447	2,629
Noncontrolling interest	161	188

Total equity	2,608	2,817

Total liabilities and equity	$9,191	$9,175

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2010 and 2009
(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$2,048	$2,013	$3,900	$3,810
Cost of sales	1,502	1,470	2,862	2,854

Gross profit	546	543	1,038	956

Selling, general and administrative expenses	427	427	841	834
Charge for defined-benefit plan curtailment	—	—	—	8

Operating profit	119	116	197	114

Other income (expense), net:
Interest expense	(67)	(57)	(125)	(113)
Impairment charge for financial investments	(33)	(7)	(33)	(10)
Other, net	(3)	15	(1)	15

	(103)	(49)	(159)	(108)

Income from continuing operations before income taxes	16	67	38	6

Income tax expense (benefit)	4	(8)	22	9

Income (loss) from continuing operations	12	75	16	(3)

Loss from discontinued operations, net	—	(12)	—	(8)

Net income (loss)	12	63	16	(11)
Less: Net income attributable to noncontrolling interest	(9)	(8)	(20)	(15)

Net income (loss) attributable to Masco Corporation	$3	$55	$(4)	$(26)

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
Income (loss) from continuing operations	$.01	$.19	$(.02)	$(.06)
Loss from discontinued operations, net	—	(.03)	—	(.02)

Net income (loss)	$.01	$.15	$(.02)	$(.08)

Diluted:
Income (loss) from continuing operations	$.01	$.19	$(.02)	$(.06)
Loss from discontinued operations, net	—	(.03)	—	(.02)

Net income (loss)	$.01	$.15	$(.02)	$(.08)

Amounts attributable to Masco Corporation:
Income (loss) from continuing operations	$3	$67	$(4)	$(18)
Loss from discontinued operations, net	—	(12)	—	(8)

Net income (loss)	$3	$55	$(4)	$(26)

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(In Millions)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$212	$217
(Increase) in receivables	(204)	(225)
(Increase) decrease in inventories	(122)	68
Increase in accounts payable and accrued liabilities, net	181	50

Net cash from operating activities	67	110

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	2	2
Payment of debt	(2)	(5)
Issuance of Notes, net of issuance costs	494	—
Retirement of Notes	(359)	—
Purchase of Company common stock	(45)	(11)
Cash dividends paid	(54)	(112)
Dividend payment to noncontrolling interest	(15)	(16)
Credit Agreement costs	(9)	—

Net cash from (for) financing activities	12	(142)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(62)	(50)
Proceeds from disposition of:
Marketable securities	—	3
Other financial investments, net	2	2
Property and equipment	6	9
Acquisition of businesses, net of cash acquired	—	(8)
Other, net	(13)	(17)

Net cash for investing activities	(67)	(61)

Effect of exchange rate changes on cash and cash investments	(41)	(9)

CASH AND CASH INVESTMENTS:
Decrease for the period	(29)	(102)
At January 1	1,413	1,028

At June 30	$1,384	$926

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2010 and the results of operations for the three months and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements.
Certain prior-year amounts have been reclassified to conform to the 2010 presentation in the condensed consolidated financial statements. The results of operations related to 2009 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2009. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2009, cash flows of discontinued operations are not separately classified.
Recently Issued Accounting Pronouncements
Effective January 1, 2010, the Company adopted new FASB guidance regarding how a company determines when an entity is insufficiently capitalized or is not controlled through voting and should be consolidated. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition and results of operations.
B.	The Company has accounted for 2009 dispositions as discontinued operations.
Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net sales	$22	$44

(Loss) from discontinued operations	$(4)	$(8)

(Loss) before income tax	(4)	(8)
Income tax	(8)	—

(Loss) from discontinued operations, net	$(12)	$(8)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The changes in the carrying amount of goodwill for the six months ended June 30, 2010, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	at
	June 30, 2010	Losses	June 30, 2010
Cabinets and Related Products	$583	$(364)	$219
Plumbing Products	523	(340)	183
Installation and Other Services	1,819	(51)	1,768
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,199	$(1,122)	$3,077

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	at		At
	Dec. 31, 2009	Losses	Dec. 31, 2009	Other(A)	June 30, 2010
Cabinets and Related Products	$590	$(364)	$226	$(7)	$219
Plumbing Products	547	(340)	207	(24)	183
Installation and Other Services	1,819	(51)	1,768	—	1,768
Decorative Architectural Products	294	—	294	—	294
Other Specialty Products	980	(367)	613	—	613

Total	$4,230	$(1,122)	$3,108	$(31)	$3,077

(A)	Other principally includes the effect of foreign currency translation.
Other indefinite-lived intangible assets were $194 million and $196 million at June 30, 2010 and December 31, 2009, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $89 million (net of accumulated amortization of $69 million) at June 30, 2010 and $94 million (net of accumulated amortization of $67 million) at December 31, 2009, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
D.	Depreciation and amortization expense was $137 million and $128 million, respectively, for the six months ended June 30, 2010 and 2009.
E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2010	2009
Asahi Tec Corporation — preferred stock	$20	$71
Auction rate securities	22	22
TriMas Corporation common stock	28	17

Total recurring investments	70	110

Private equity funds	118	123
Other investments	6	9

Total non-recurring investments	124	132

Total	$194	$242

The Company’s investments in available-for-sale securities at June 30, 2010 and December 31, 2009 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
June 30, 2010	$43	$27	$—	$70
December 31, 2009	$71	$39	$—	$110

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — continued:
Recurring Fair Value Measurements. Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	June 30,	Prices	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$20	$—	$20	$—
Auction rate securities	22	—	—	22
TriMas Corporation	28	28	—	—

Total	$70	$28	$20	$22

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$71	$—	$—	$71
Auction rate securities	22	—	—	22
TriMas Corporation	17	17	—	—

Total	$110	$17	$—	$93

The Company did not have any transfers between Level 1 and Level 2 financial assets in the first half of 2010 or in the full-year 2009.
The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows (approximately four percent and six percent at June 30, 2010 and December 31, 2009, respectively) and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — continued:
During the second quarter of 2010, Asahi Tec approached the Company with an offer to amend the terms of the preferred stock held by the Company. The request was made by Asahi Tec in order to facilitate early negotiations with their bank group for debt that matures in early 2011. The Company and Asahi Tec agreed to amend the preferred stock to include a more favorable conversion feature into common stock and to include a mandatory conversion date of February 28, 2011. The Company agreed to this amendment based on favorable tax benefits related to the Asahi Tec investment. Prior to this amendment, the Company could have settled in cash or common stock in 2017. As a result of the amendment, the Company recognized a $28 million impairment loss based on the current fair value of the preferred stock on an if-converted basis at June 30, 2010. Also, as a result of the amendment, the Company reversed an unrealized gain of $23 million that was previously included in accumulated other comprehensive income. On a quarterly basis, the Asahi Tec Preferred Stock will now be valued based on the trading price of the Asahi Tec common stock (Level 2 input).
In the past, the preferred stock of Asahi Tec was valued primarily using a discounted cash flow model, because there were previously no observable prices in an active market for the same or similar securities. The significant inputs in the discounted cash flow model previously used to value the Asahi Tec preferred stock included: the present value of future dividends, present value of redemption rights, fair value of conversion rights and the discount rate based on credit spreads for Japanese-issued preferred securities (approximately 600 basis points at December 31, 2009) and other market factors.
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the six months ended June 30, 2010 and the year ended December 31, 2009, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2010	$71	$22	$93
Total losses included in earnings	(28)	—	(28)
Unrealized (losses)	(23)	—	(23)
Purchases	—	—	—
Settlements	—	—	—
Transfer from Level 3 to Level 2	(20)	—	(20)

Fair value at June 30, 2010	$—	$22	$22

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	—	—	—
Unrealized (losses)	(1)	—	(1)
Purchases, issuances, settlements	—	—	—

Fair value at December 31, 2009	$71	$22	$93

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — continued:
Non-Recurring Fair Value Measurements. Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	June 30,	Prices	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$2	$—	$—	$2	$(3)
Other private investments	—	—	—	—	(2)

	$2	$—	$—	$2	$(5)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$31	$—	$—	$31	$(10)
Other private investments	3	—	—	3	—

	$34	$—	$—	$34	$(10)

During the second quarter of 2010, based on information from the fund manager, the Company determined that the decline in the estimated value of two private equity funds (with an aggregate carrying value of $5 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $3 million. The remaining private equity investments, with an aggregate carrying value of $116 million at June 30, 2010, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments. During the second quarter of 2010, the Company also determined that the decline in the estimated value of one private investment was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $2 million. The Company did not have any transfers between Level 1 and Level 2 financial assets in the first six months of 2010 or in the full-year 2009.
During 2009, the Company determined that the decline in the estimated value of certain private equity funds (with an aggregate carrying value of $41 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $10 million for the year ended December 31, 2009. The remaining private equity investments, with an aggregate carrying value of $92 million at December 31, 2009, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments.
Income from financial investments, net, for the three and six months ended June 30, 2010 was $1 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — concluded:
Impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Impairment charges:
Asahi Tec Preferred Stock	$(28)	$—	$(28)	$—
Private equity funds	(3)	(7)	(3)	(10)
Other private investments	(2)	—	(2)	—

Total impairment charges	$(33)	$(7)	$(33)	$(10)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at June 30, 2010 was approximately $4.0 billion, compared with the aggregate carrying value of $4.1 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2009 was approximately $3.9 billion, compared with the aggregate carrying value of $4.0 billion.
F.	During 2010 and 2009, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At June 30, 2010, the Company had recorded gains of $5 million on the foreign currency exchange contracts, which is partially offset by losses related to the translation of loans and accounts denominated in non-functional currencies. At December 31, 2009, the Company had no recorded asset or liability related to foreign currency exchange contracts. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the six months ended June 30, 2010 and 2009, the Company had recorded gains (losses) of $5 million and $(3) million, respectively, related to these foreign currency exchange contracts. For the three months ended June 30, 2010 and 2009, the Company had recorded gains (losses) of $1 million and $(2) million, respectively, related to these foreign currency exchange contracts.
During 2010 and 2009, the Company, including certain European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded liabilities of $(3) million and $(1) million to reflect contract prices at June 30, 2010 and December 31, 2009, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the six months ended June 30, 2010 and 2009, the Company had recorded (losses) of $(2) million and $(1) million, respectively, related to these foreign currency exchange contracts. For the three months ended June 30, 2010 and 2009, the Company had recorded (losses) of $(1) million and $(2) million, respectively, related to these foreign currency exchange contracts.
In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note F — concluded:
The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).
G.	Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009
Balance at January 1	$109	$119
Accruals for warranties issued during the period	17	32
Accruals related to pre-existing warranties	1	5
Settlements made (in cash or kind) during the period	(18)	(44)
Other, net	(3)	(3)

Balance at end of period	$106	$109

H.	At June 30, 2010 and December 31, 2009, there were outstanding $108 million principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031, with an accreted value of $56 million and $55 million, respectively.
The Company retired $300 million of floating rate notes on March 12, 2010, the scheduled maturity date.

On March 10, 2010, the Company issued $500 million of 7.125% Notes (“Notes”) due March 15, 2020. The Notes are senior indebtedness and are redeemable at the Company’s option.

During the second quarter of 2010, the Company repurchased $59 million of 5.875% Notes due July 2012, in open-market transactions. The Company paid a premium of $2 million over par value on the purchase of the notes; such expense was included in interest expense.

On June 21, 2010, the Company entered into a Credit Agreement (the “New Credit Agreement”) dated as of June 21, 2010, with a bank group, with an aggregate commitment of $1.25 billion with a maturity date of January 10, 2014. The Company’s 5-Year Revolving Credit Agreement dated as of November 5, 2004, as amended, with an aggregate commitment of $1.25 billion, was terminated.

The New Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit reduce the Company’s borrowing capacity. At June 30, 2010, the Company had $86 million of unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — concluded:
Revolving credit loans bear interest under the New Credit Agreement, at the Company’s option: at (A) a rate per annum equal to the greatest of (i) prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company.
The New Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total capitalization ratio of 65 percent, and (B) a minimum interest coverage ratio equal to or greater than (i) 2.25 to 1.0 through the quarter ending on September 30, 2011 and (ii) 2.50 to 1.0 thereafter. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after April 1, 2010, that would negatively impact shareholders’ equity.
Based on the limitations of the debt to total capitalization covenant, at June 30, 2010, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Alternatively, at June 30, 2010, the Company could absorb a reduction to shareholders’ equity of approximately $600 million, and remain in compliance with the debt to total capitalization covenant.
In order to borrow under the New Credit Agreement, there must not be any default in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at June 30, 2010.
I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At June 30, 2010, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Long-term stock awards	$9	$13	$19	$21
Stock options	6	8	11	15
Phantom stock awards and stock appreciation rights	(4)	2	(1)	2

Total	$11	$23	$29	$38

Income tax benefit	$4	$9	$11	$14

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I — continued:
In June 2009, the Company recognized $6 million of accelerated stock compensation expense (for previously granted stock awards and options) related to the retirement from full-time employment of the Company’s Executive Chairman of the Board of Directors; he continues to serve as a non-executive, non-employee Chairman of the Board of Directors.
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
The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2010	2009
Unvested stock award shares at January 1	9	8
Weighted average grant date fair value	$21	$26

Stock award shares granted	3	2
Weighted average grant date fair value	$14	$8

Stock award shares vested	1	1
Weighted average grant date fair value	$23	$26

Stock award shares forfeited	—	—
Weighted average grant date fair value	$20	$26

Unvested stock award shares at June 30	11	9
Weighted average grant date fair value	$19	$22
At June 30, 2010 and 2009, there was $145 million and $144 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of six years and seven years, respectively.
The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2010 and 2009 was $17 million and $11 million, respectively.
Stock Options
Stock options are granted to key employees and non-employee Directors of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
The Company granted 5,205,100 of stock option shares in the six months ended June 30, 2010 with a grant date exercise price approximating $14 per share. In the first half of 2010, 3,112,500 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I – continued:
The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2010		2009
Option shares outstanding, January 1	36		31
Weighted average exercise price	$23		$25

Option shares granted, including restoration options	5		6
Weighted average exercise price	$14		$8

Option shares exercised	—		—
Aggregate intrinsic value on date of exercise (A)	$1	million	$—	million
Weighted average exercise price	$8		$—

Option shares forfeited	3		1
Weighted average exercise price	$23		$25

Option shares outstanding, June 30	38		36
Weighted average exercise price	$21		$23
Weighted average remaining option term (in years)	6		6

Option shares vested and expected to vest, June 30	37		36
Weighted average exercise price	$21		$23
Aggregate intrinsic value (A)	$14	million	$8	million
Weighted average remaining option term (in years)	6		6

Option shares exercisable (vested), June 30	22		20
Weighted average exercise price	$25		$26
Aggregate intrinsic value (A)	$3	million	$—	million
Weighted average remaining option term (in years)	5		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At June 30, 2010 and 2009, there was $56 million and $54 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2010 and 2009.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I — concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Six Months Ended
	June 30,
	2010	2009
Weighted average grant date fair value	$5.30	$2.23
Risk-free interest rate	2.77%	2.59%
Dividend yield	2.17%	3.73%
Volatility factor	46.01%	39.07%
Expected option life	6 years	6 years
J.	The Company sponsors qualified defined-benefit or defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.
Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended June 30,
	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$2	$1
Interest cost	12	2	8	1
Expected return on plan assets	(10)	—	(5)	—
Amortization of prior service cost	—	—	—	—
Recognized curtailment loss	—	—	—	—
Amortization of net loss	3	—	2	—

Net periodic pension cost	$6	$2	7	2

	Six Months ended June 30,
	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$6	$1
Interest cost	23	4	19	3
Expected return on plan assets	(18)	—	(13)	—
Amortization of prior service cost	—	—	—	1
Recognized curtailment loss	—	—	3	5
Amortization of net loss	5	—	7	—

Net periodic pension cost	$12	$4	$22	$10

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	June 30, 2010	December 31, 2009
Cumulative translation adjustments	$446	$546
Unrealized gain on marketable securities, net	17	25
Unrecognized prior service cost and net loss, net	(201)	(205)

Accumulated other comprehensive income	$262	$366

The components of accumulated other comprehensive attributable to noncontrolling interest were as follows, in millions:

	June 30, 2010	December 31, 2009
Cumulative translation adjustments	$—	$31
Unrealized gain on marketable securities, net	—	—
Unrecognized prior service cost and net loss, net	—	—

Accumulated other comprehensive income	$—	$31

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note K — concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net income	$3	$9	$55	$8
Other comprehensive income:
Cumulative translation adjustments, net	(58)	(17)	80	15
Unrealized (loss) gain on marketable securities, net	(7)	—	3	—
Prior service cost and net loss, net	2	—	—	—

Total comprehensive (loss) income	$(60)	$(8)	$138	$23

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net (loss) income	$(4)	$20	$(26)	$15
Other comprehensive income:
Cumulative translation adjustments, net	(100)	(31)	12	4
Unrealized (loss) gain on marketable securities, net	(8)	—	5	—
Prior service cost and net loss, net	4	—	62	—

Total comprehensive (loss) income	$(108)	$(11)	$53	$19

The unrealized (loss) gain on marketable securities, net, is net of income tax benefit of $4 million for both the three months and six months ended June 30, 2010. The unrealized (loss) gain on marketable securities, net, is net of income tax of $3 million for both the three months and six months ended June 30, 2009. The prior service cost and net loss, net, is net of income tax of $1 million and $2 million for the three months and six months ended June 30, 2010, respectively. The prior service cost and net loss, net, is net of income tax of $36 million for the six months ended June 30, 2009.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.15 ($.15) for the three months and six months ended June 30, 2010, respectively. On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.31 ($.15) for the three months and six months ended June 30, 2009, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$400	$419	$(37)	$(12)	$803	$814	$(52)	$(40)
Plumbing Products	682	631	86	74	1,345	1,215	170	109
Installation and Other Services	309	312	(23)	(34)	582	629	(65)	(70)
Decorative Architectural Products	505	505	109	116	894	891	196	191
Other Specialty Products	152	146	11	7	276	261	5	—

Total	$2,048	$2,013	$146	$151	$3,900	$3,810	$254	$190

The Company’s operations by geographic area were:
North America	$1,659	$1,630	$114	$119	$3,089	$3,064	$178	$138
International, principally Europe	389	383	32	32	811	746	76	52

Total	$2,048	$2,013	146	151	$3,900	$3,810	254	190

General corporate expense, net			(27)	(27)			(57)	(60)
Accelerated stock compensation expense (B)			—	(6)			—	(6)
(Loss) on corporate fixed assets, net			—	(2)			—	(2)
Charge for defined-benefit plan curtailment (C)			—	—			—	(8)

Operating profit			119	116			197	114
Other income (expense), net			(103)	(49)			(159)	(108)

Income from continuing operations before income taxes			$16	$67			$38	$6

(A)	Inter-segment sales were not material.

(B)	See Note I to the condensed consolidated financial statements.

(C)	In March 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income from cash and cash investments	$1	$1	$2	$4
Income from financial investments (Note E)	1	—	1	—
Other items, net	(5)	14	(4)	11

Total	$(3)	$15	$(1)	$15

Other items, net, included $5 million and $6 million of currency losses for the three months and six months ended June 30, 2010, respectively. Other items, net, included $11 million and $9 million of currency gains for the three months and six months ended June 30, 2009, respectively.
N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator (basic and diluted):
Income (loss) from continuing operations	$3	$67	$(4)	$(18)
Allocation to unvested restricted stock awards	(1)	(2)	(1)	(1)

Income (loss) from continuing operations attributable to common shareholders	2	65	(5)	(19)
Income (loss) from discontinued operations, net	—	(12)	—	(8)

Net income (loss) available to common shareholders	$2	$53	$(5)	$(27)

Denominator:
Basic common shares (based upon weighted average)	348	350	349	351
Add:
Contingent common shares	—	—	—	—
Stock option dilution	1	—	—	—

Diluted common shares	349	350	349	351

For the three months and six months ended June 30, 2010 and the six months ended June 30, 2009, the Company allocated dividends to the unvested restricted stock awards (participating securities). For the three months ended June 30, 2009, the Company allocated dividends and income to the unvested restricted stock awards (participating securities).
At June 30, 2010 and 2009, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2010 and 2009 did not exceed the equivalent accreted value of the Notes.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N — concluded:
Additionally, 37 million common shares and 38 million common shares, respectively, for the three months and six months ended June 30, 2010 and 36 million common shares for both the three months and six months ended June 30, 2009, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.
In the first six months of 2010, the Company granted three million shares of long-term stock awards. In the first six months of 2010, the Company also repurchased and retired approximately three million shares of Company common stock, for cash aggregating $45 million to offset the dilutive impact of these long-term stock awards. At June 30, 2010, the Company had 27 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.
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
As previously disclosed, European governmental authorities were investigating possible anticompetitive business practices relating to the plumbing and heating industries in Europe. These investigations involved a number of European companies, including certain of the Company’s European subsidiaries and a number of other large businesses. On May 20, 2010, the Belgium Competition Council announced its decision concerning its investigation of the heating industry. On June 23, 2010 the European Commission announced its decision concerning its investigation of the bathroom faucet and shower enclosure industries. Masco was given complete immunity from both the Belgium Competition Council and the European Commission as a result of Masco’s reporting of infringement and cooperation in each respective investigation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
P.	The second quarter of 2010 tax expense includes a $6 million tax benefit on the anticipated tax loss from the abandonment of certain intangible costs due to the Company’s decision to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines. The increased tax rate for the first half of 2010 includes the impact of certain plant closure costs and other losses not providing tax benefits in certain jurisdictions combined with the decrease in 2010 pre-tax income.
During the first half of 2010, the liability on uncertain tax positions including interest and penalties, net of U.S. Federal income tax benefit, increased by $8 million primarily due to changes in the tax environment related to certain activities performed in various jurisdictions that caused a re-measurement of this liability. As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability on uncertain tax positions could be reduced by approximately $12 million.
Due to the difficulty in estimating the annual effective tax rate in 2009, a discrete calculation was used to report tax expense rather than an estimated annual effective tax rate. The unusual relationship between income tax expense and pre-tax income for the first half of 2009 results primarily from an increase in the valuation allowance on net operating loss carryforwards, losses in certain state and local jurisdictions providing no tax benefit and tax expense on foreign earnings that are not permanently reinvested.
Q.	As previously announced in February 2010, the Company is combining its Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. In April 2010, Masco Cabinetry decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. The Company anticipates it will close two manufacturing facilities associated with these products in the first half of 2011. The Company expects to incur approximately $115 million (principally recognized ratably over 10 months) of pre-tax charges related to the anticipated plant closures including approximately $90 million related to non-cash charges principally associated with property, plant and equipment (at June 30, 2010, the Company had incurred approximately $17 million related to accelerated depreciation costs) and approximately $25 million of other cash charges.
The Company continues to pursue the potential sale of the product line; if a sale occurred, the timing of the charges would change.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010 AND THE FIRST SIX MONTHS 2010 VERSUS
SECOND QUARTER 2009 AND THE FIRST SIX MONTHS 2009
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		(Decrease) Increase
	2010	2009	2010 vs. 2009

Net Sales:
Cabinets and Related Products	$400	$419	(5%)
Plumbing Products	682	631	8%
Installation and Other Services	309	312	(1%)
Decorative Architectural Products	505	505	—%
Other Specialty Products	152	146	4%

Total	$2,048	$2,013	2%

North America	$1,659	$1,630	2%
International, principally Europe	389	383	2%

Total	$2,048	$2,013	2%

	Six Months Ended
	June 30,
	2010	2009

Net Sales:
Cabinets and Related Products	$803	$814	(1%)
Plumbing Products	1,345	1,215	11%
Installation and Other Services	582	629	(7%)
Decorative Architectural Products	894	891	—%
Other Specialty Products	276	261	6%

Total	$3,900	$3,810	2%

North America	$3,089	$3,064	1%
International, principally Europe	811	746	9%

Total	$3,900	$3,810	2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(9.3%)	(2.9%)	(6.5%)	(4.9%)
Plumbing Products	12.6%	11.7%	12.6%	9.0%
Installation and Other Services	(7.4%)	(10.9%)	(11.2%)	(11.1%)
Decorative Architectural Products	21.6%	23.0%	21.9%	21.4%
Other Specialty Products	7.2%	4.8%	1.8%	—%

North America	6.9%	7.3%	5.8%	4.5%
International, principally Europe	8.2%	8.4%	9.4%	7.0%
Total	7.1%	7.5%	6.5%	5.0%

Total operating profit margin, as reported	5.8%	5.8%	5.1%	3.0%

(A)	Before general corporate expense, net, the accelerated stock compensation expense, the charge for the defined-benefit plan curtailment and the (loss) on corporate fixed assets, net; see Note L to the condensed consolidated financial statements.

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
NET SALES
     Net sales increased for both the three-month and six-month periods ended June 30, 2010 from the comparable periods of 2009. Excluding results from acquisitions and the effect of currency translation, net sales increased three percent and two percent, respectively, for the three-month and six-month periods ended June 30, 2010. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales, as reported	$2,048	$2,013	$3,900	$3,810
Acquisitions (none)	—	—	—	—

Net sales, excluding acquisitions	2,048	2,013	3,900	3,810
Currency translation	17	—	(19)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,065	$2,013	$3,881	$3,810

     Net sales from North American operations increased for both the three-month period and six-month period ended June 30, 2010 from comparable periods of 2009. North American net sales were positively impacted by increased sales volume of plumbing products, paints and stains and windows and a more favorable product mix of paints and stains, which, on a combined basis, increased sales by four percent and three percent, respectively, for the three-month and six-month periods ended June 30, 2010, from the comparable periods of 2009. A weaker U.S. dollar (compared to the Canadian dollar) increased North American sales by one percent for the six-month period ended June 30, 2010 compared to the same period in 2009. Such increases for 2010 were partially offset by lower selling prices for certain products, which decreased sales by one percent for both the three-month and six-month periods ended June 30, 2010 from the comparable periods of 2009. The sales increases for the six-month period ended June 30, 2010 were also offset by lower sales volume of installation and other services, cabinets and builders hardware.
     In local currencies, net sales from International operations increased eight percent for both the three-month and six-month periods ended June 30, 2010, primarily due to increased sales volume and selling prices of International plumbing products and windows, offset by lower sales volume related to International cabinets. A stronger U.S. dollar decreased International net sales by six percent in the three-month period ended June 30, 2010 compared to the same period of 2009.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased in both periods of 2010, primarily due to lower sales volumes of North American and International cabinets compared to the same periods of 2009.
     Net sales of Plumbing Products increased, due to increased sales volume to North American retailers and wholesalers, which increased sales by six percent and five percent, respectively, in the three-month and six-month periods ended June 30, 2010 from the comparable periods of 2009. A stronger U.S. dollar decreased sales by two percent in the three-month period ended June 30, 2010 compared to the same period of 2009. A weaker U.S. dollar increased sales by one percent in the six-month period ended June 30, 2010 compared to the same period of 2009. In local currencies, net sales of International operations increased sales in this segment by three percent and four percent, respectively, in the three-month and six-month periods ended June 30, 2010 from the comparable periods of 2009, primarily due to increased sales volume and increased selling prices.
     Net sales of Installation and Other Services decreased for both the three-month and six-month periods ended June 30, 2010, primarily due to selling price decreases compared to the same periods of 2009. Net sales in this segment decreased for the six-month period ended June 30, 2010 also due to lower sales volume related to the slowdown in the new home construction market compared to the same periods of 2009.
     Net sales of Decorative Architectural Products were flat for both the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009. This segment had increased sales volume and a more favorable product mix of paints and stains, related to new product introductions. Such increases were offset by lower retail sales volume of builders’ hardware.
     Net sales of Other Specialty Products increased, primarily due to increased sales volume of windows which, on a combined basis, increased sales in this segment by four percent and seven percent, respectively, in the three-month and six-month periods ended June 30, 2010 compared to the same periods of 2009. Such increases were partially offset by a less favorable product mix and selling price decreases. A stronger U.S. dollar decreased sales by one percent in the three-month period ended June 30, 2010 compared to the same period of 2009.
OPERATING MARGINS
     Our gross profit margins were 26.7 percent and 26.6 percent for the three-month and six-month periods ended June 30, 2010 compared with 27.0 percent and 25.1 percent for the comparable periods of 2009. Selling, general and administrative expenses were relatively flat, as a percentage of sales, for both the three-month and six-month periods ended June 30, 2010 compared with 2009. Results reflect the benefits associated with business rationalizations and other cost savings initiatives, which partially offset a less favorable relationship between selling prices and commodity costs.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and six-month periods ended June 30, 2010 includes $51 million and $65 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2009, we incurred $22 million and $46 million, respectively, related to these initiatives.
     As previously announced in February 2010, we are combining our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. In April 2010, Masco Cabinetry decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. We anticipate that we will close two manufacturing facilities associated with these products in the first half of 2011. We expect to incur approximately $115 million (principally recognized ratably over 10 months) of pre-tax charges related to the anticipated plant closures including approximately $90 million related to non-cash charges principally associated with property, plant and equipment and approximately $25 million of other cash charges. These charges, including the previously announced integration charges of approximately $40 million, will result in aggregate pre-tax charges of approximately $155 million related to the integration of the Builder and Retail Cabinet groups into Masco Cabinetry. The Company is considering the potential sale of the product line; if a sale occurs, the timing of the charges would change.
     Based on the incremental actions outlined above, we anticipate that full-year 2010 rationalization charges, for the entire Company, will aggregate approximately $155 million.
     We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.
     The higher operating loss in the Cabinets and Related Products segment in 2010 reflects increased severance and integration and plant closure costs, which more than offset the benefits associated with business rationalizations and other cost savings initiatives.
     The increase in operating profit margins in the Plumbing Products segment reflects increased sales volume of North American and International plumbing products, which increased operating profit margins by one percentage point for both the three-month and six-month periods ended June 30, 2010. Operating profit margins in this segment were positively affected by a more favorable relationship between selling price and commodity costs for the six-month period ended June 30, 2010. Operating profit margins in both periods were also positively impacted by the benefits associated with business rationalizations and other cost savings initiatives.
     The decrease in the operating loss in the Installation and Other Services segment for the three-month period ended June 30, 2010 is primarily due to the benefits associated with business rationalizations and other cost savings initiatives, as well as lower system implementation costs, partially offset by selling price decreases.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The operating profit margins for the Decorative Architectural Products segment for the three-month period ended June 30, 2010 reflect a less favorable relationship between selling prices and commodity costs related to paints and stains, which offset the benefit related to the more favorable product mix of paints and stains.
     The improved operating profit margins in the Other Specialty Products segment for the three-month and six-month periods ended June 30, 2010 reflects the positive effect of increased sales volume, as well as the benefits associated with business rationalizations and other cost savings initiatives, partially offset by a less favorable relationship between selling prices and commodity costs.
OTHER INCOME (EXPENSE), NET
     Interest expense for the three-month and six-month periods ended June 30, 2010 increased $10 million and $12 million, respectively, from the comparable periods of 2009, primarily due to the issuance of $500 million of 7.125% notes in the first quarter of 2010, as well as the premium paid for the repurchase of $59 million of 5.875% Notes in the second quarter of 2010.
     Other items, net, for the three-month and six-month periods ended June 30, 2010 included $5 million and $6 million, respectively, of currency transaction losses.
     Other items, net, for the three-month and six-month periods ended June 30, 2009 included $11 million and $9 million, respectively, of currency transaction gains.
     For the three-month and six-month periods ended June 30, 2010, we recognized non-cash, pre-tax impairment charges of $33 million related to financial investments ($28 million related to Asahi Tec preferred stock and $5 million related to private equity funds and other private investments).
     For the three-month and six-month periods ended June 30, 2009, we recognized non-cash, pre-tax impairment charges of $7 million and $10 million, respectively, related to financial investments in private equity funds.
(LOSS) INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     Income (loss) from continuing operations (attributable to Masco Corporation) for the three-month and six-month periods ended June 30, 2010 was $3 million and $(4) million, respectively, compared with $67 million and $(18) million, respectively, for the comparable periods of 2009. Diluted earnings (loss) per common share from continuing operations (attributable to Masco Corporation) for the three-month and six-month periods ended June 30, 2010 were $.01 per common share and $(.02) per common share, respectively, compared with $.19 per common share and $(.06) per common share, respectively, for the comparable periods of 2009.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The effective tax rate was 25 and 58 percent for the three-month and six-month periods ending June 30, 2010, respectively. The second quarter of 2010 tax rate includes a $6 million tax benefit on the anticipated tax loss from the abandonment of certain intangible costs due to our decision to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines. The tax rate for the first half of 2010 is higher than our normalized tax rate of 36 percent primarily due to certain plant closure costs and other losses not providing tax benefits in certain jurisdictions combined with the decrease in our 2010 pre-tax income.
     In the first half of 2009, we incurred tax expense of $9 million on pre-tax income of $6 million. Due to the difficulty in estimating our annual effective tax rate in 2009, a discrete calculation was used to report tax expense rather than an estimated annual effective tax rate. The unusual relationship between income tax expense and pre-tax income results primarily from an increase in the valuation allowance on net operating loss carryforwards, losses in certain state and local jurisdictions providing no tax benefit and tax expense on foreign earnings that are not permanently reinvested.
OTHER FINANCIAL INFORMATION
     Our current ratio was 2.3 to 1 and 1.9 to 1, respectively, at June 30, 2010 and December 31, 2009. The improvement in the current ratio is due to the payment of $300 million variable rate Notes due March 2010.
     For the six months ended June 30, 2010, cash of $67 million was provided by operating activities. First half 2010 cash from operations was affected by an expected and annually recurring seasonal first half increase in accounts receivable and inventories compared with December 31, 2009.
     Net cash provided by financing activities was $12 million, and included $494 million from the issuance of Notes, net of issuance costs, partially offset by $359 million for retirement of Notes (retired $300 million of floating rate notes on March 12, 2010, the scheduled maturity date and, during the second quarter of 2010, we repurchased $59 million of 5.875% Notes due July 2012, in open-market transactions). Financing activities also include $54 million for the payment of cash dividends, $45 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2010, $15 million for dividends paid to noncontrolling interests and $9 million of costs related to the New Credit Agreement. Net cash used for investing activities was $67 million and included $62 million for capital expenditures.
     Our cash and cash investments were $1.4 billion at both June 30, 2010 and December 31, 2009. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.
     On March 10, 2010, we issued $500 million of 7.125% notes due March 15, 2020.
     On June 21, 2010, we entered into a Credit Agreement (the “New Credit Agreement”) dated as of June 21, 2010, with a bank group, with an aggregate commitment of $1.25 billion with a maturity date of January 10, 2014. Our previous 5-Year Revolving Credit Agreement dated as of November 5, 2004, as amended, with an aggregate commitment of $1.25 billion, was terminated. Note H to the condensed consolidated financial statements provides more information regarding the New Credit Agreement.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We were in compliance with all covenants and had no borrowings under the New Credit Agreement at June 30, 2010.
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
OUTLOOK FOR THE COMPANY
     Although we continue to be concerned about foreclosure activity and access to financing, we believe that housing starts will improve in 2010 from 554,000 units in 2009, and we currently believe that the increase will be in a range of 575,000 to 625,000 units. This is a reduction of our previous expectation that 2010 housing starts would increase to a range of 600,000 to 700,000 units. In addition, we anticipate that expenditures on repair and remodel activity will be challenged in the second half of 2010 and expect that big-ticket items will continue to be deferred, in the short-term, until general economic conditions, unemployment, consumer confidence, credit availability and home prices improve.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

During the second quarter of 2010, the Company continued a phased deployment of new Enterprise Resource Planning (“ERP”) systems at Masco Builder Cabinet Group and Masco Contractor Services, two of the Company’s larger business units. These new systems represent process improvement initiatives and are not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, these business process initiatives are significant in scale and complexity and will result in modifications to certain internal controls. These systems are designed, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes.

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

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Item 6. Exhibits

4.1	–	Credit Agreement dated as of June 21, 2010 among Masco Corporation and Masco Europe S.à.r.l., as borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent and Royal Bank of Canada, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch, as Co-Documentation Agents. Incorporated by reference to Exhibit 4.1 of Masco’s Form 8-K dated June 25, 2010.

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer
July 29, 2010

MASCO CORPORATION
EXHIBIT INDEX

Exhibit

Exhibit 4.1	Credit Agreement dated as of June 21, 2010 among Masco Corporation and Masco Europe S.à.r.l., as borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent and Royal Bank of Canada, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch, as Co-Documentation Agents. Incorporated by reference to Exhibit 4.1 of Masco’s Form 8-K dated June 25, 2010.

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File