Form 10-Q
period 2010-09-30
MASCO CORP /DE/
filed 2010-10-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 26, 2010

Common stock, par value $1.00 per share	358,500,000

MASCO CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4-24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION	33-35

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signature
EX-10
EX-12
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2010 and December 31, 2009
(In Millions, Except Share Data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash investments	$1,537	$1,413
Receivables	1,106	983
Prepaid expenses and other	288	312
Inventories:
Finished goods	431	405
Raw material	268	247
Work in process	103	91

	802	743

Total current assets	3,733	3,451

Property and equipment, net	1,838	1,981
Goodwill	3,098	3,108
Other intangible assets, net	282	290
Other assets	302	345

Total assets	$9,253	$9,175

LIABILITIES
Current liabilities:
Notes payable	$66	$364
Accounts payable	650	578
Accrued liabilities	842	839

Total current liabilities	1,558	1,781

Long-term debt	4,036	3,604
Deferred income taxes and other	959	973

Total liabilities	6,553	6,358

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2010 — 348,400,000; 2009 — 350,400,000	348	350
Preferred shares authorized: 1,000,000; issued and outstanding: 2010 — None; 2009 — None	—	—
Paid-in capital	36	42
Retained earnings	1,782	1,871
Accumulated other comprehensive income	339	366

Total Masco Corporation’s shareholders’ equity	2,505	2,629
Noncontrolling interest	195	188

Total equity	2,700	2,817

Total liabilities and equity	$9,253	$9,175

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$1,957	$2,084	$5,857	$5,894
Cost of sales	1,463	1,517	4,325	4,371

Gross profit	494	567	1,532	1,523

Selling, general and administrative expenses	392	429	1,233	1,263
Charge for defined-benefit plan curtailment	—	—	—	8

Operating profit	102	138	299	252

Other income (expense), net:
Interest expense	(63)	(56)	(188)	(169)
Impairment charge for financial investments	—	—	(33)	(10)
Other, net	(1)	7	(2)	22

	(64)	(49)	(223)	(157)
Income from continuing operations before income taxes	38	89	76	95

Income tax expense	31	26	53	35

Income from continuing operations	7	63	23	60

Loss from discontinued operations, net	—	(23)	—	(31)

Net income	7	40	23	29
Less: Net income attributable to noncontrolling interest	12	12	32	27

Net (loss) income attributable to Masco Corporation	$(5)	$28	$(9)	$2

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
(Loss) income from continuing operations	$(.02)	$.14	$(.03)	$.09
Loss from discontinued operations, net	—	(.06)	—	(.09)

Net (loss) income	$(.02)	$.08	$(.03)	$.00

Diluted:
(Loss) income from continuing operations	$(.02)	$.14	$(.03)	$.09
Loss from discontinued operations, net	—	(.06)	—	(.09)

Net (loss) income	$(.02)	$.08	$(.03)	$.00

Amounts attributable to Masco Corporation:
(Loss) income from continuing operations	$(5)	$51	$(9)	$33
Loss from discontinued operations, net	—	(23)	—	(31)

Net (loss) income	$(5)	$28	$(9)	$2

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(In Millions)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$333	$384
Increase in receivables	(136)	(187)
(Increase) decrease in inventories	(64)	149
Increase in accounts payable and accrued liabilities, net	103	69

Net cash from operating activities	236	415

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	2	4
Payment of debt	(3)	(12)
Issuance of Notes, net of issuance costs	494	—
Retirement of Notes	(359)	—
Purchase of Company common stock	(45)	(11)
Cash dividends paid	(81)	(139)
Dividend payment to noncontrolling interest	(15)	(16)
Credit Agreement costs	(9)	—

Net cash for financing activities	(16)	(174)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(88)	(70)
Proceeds from disposition of:
Marketable securities	5	4
Other financial investments, net	6	2
Businesses, net of cash disposed	—	3
Property and equipment	16	20
Acquisition of businesses, net of cash acquired	—	(8)
Other, net	(26)	(25)

Net cash for investing activities	(87)	(74)

Effect of exchange rate changes on cash and cash investments	(9)	4

CASH AND CASH INVESTMENTS:
Increase for the period	124	171
At January 1	1,413	1,028

At September 30	$1,537	$1,199

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2010 and the results of operations for the three months and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements.
Certain prior-year amounts have been reclassified to conform to the 2010 presentation in the condensed consolidated financial statements. The results of operations related to 2009 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2009. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2009, cash flows of discontinued operations are not separately classified.
Recently Issued Accounting Pronouncements
Effective January 1, 2010, the Company adopted new FASB guidance regarding how a company determines when an entity is insufficiently capitalized or is not controlled through voting and should be consolidated. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition and results of operations.
B.	The Company has accounted for 2009 dispositions as discontinued operations.

Selected financial information for these discontinued operations was as follows, in millions:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Net sales	$13	$57

Loss from discontinued operations	$(2)	$(11)
Loss on disposal of discontinued operations	(22)	(21)

Loss before income tax	(24)	(32)
Income tax benefit	1	1

Loss from discontinued operations, net	$(23)	$(31)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Sep. 30, 2010	Losses	Sep. 30, 2010
Cabinets and Related Products	$588	$(364)	$224
Plumbing Products	539	(340)	199
Installation and Other Services	1,819	(51)	1,768
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,220	$(1,122)	$3,098

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2009	Losses	Dec. 31, 2009	Other(A)	Sep. 30, 2010
Cabinets and Related Products	$590	$(364)	$226	$(2)	$224
Plumbing Products	547	(340)	207	(8)	199
Installation and Other Services	1,819	(51)	1,768	—	1,768
Decorative Architectural Products	294	—	294	—	294
Other Specialty Products	980	(367)	613	—	613

Total	$4,230	$(1,122)	$3,108	$(10)	$3,098

(A)	Other principally includes the effect of foreign currency translation.
Other indefinite-lived intangible assets were $195 million and $196 million at September 30, 2010 and December 31, 2009, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $87 million (net of accumulated amortization of $73 million) at September 30, 2010 and $94 million (net of accumulated amortization of $67 million) at December 31, 2009, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
D.	Depreciation and amortization expense was $209 million and $190 million, respectively, for the nine months ended September 30, 2010 and 2009.

E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2010	2009
Asahi Tec Corporation — preferred stock	$10	$71
Auction rate securities	22	22
TriMas Corporation common stock	36	17

Total recurring investments	68	110

Private equity funds	115	123
Other investments	9	9

Total non-recurring investments	124	132

Total	$192	$242

The Company’s investments in available-for-sale securities at September 30, 2010 and December 31, 2009 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
September 30, 2010	$35	$35	$2	$68
December 31, 2009	$71	$39	$—	$110

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — continued:
Recurring Fair Value Measurements. Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Sep. 30,	Prices	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$10	$—	$10	$—
Auction rate securities	22	—	—	22
TriMas Corporation	36	36	—	—

Total	$68	$36	$10	$22

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Asahi Tec Corporation:
Preferred stock	$71	$—	$—	$71
Auction rate securities	22	—	—	22
TriMas Corporation	17	17	—	—

Total	$110	$17	$—	$93

The Company did not have any transfers between Level 1 and Level 2 financial assets in the first nine months of 2010 or in the full-year 2009.
The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows (approximately four percent and six percent at September 30, 2010 and December 31, 2009, respectively) and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — continued:
During the second quarter of 2010, Asahi Tec approached the Company with an offer to amend the terms of the preferred stock held by the Company. The request was made by Asahi Tec in order to facilitate early negotiations with their bank group for debt that matures in early 2011. The Company and Asahi Tec agreed to amend the preferred stock to include a more favorable conversion feature into common stock and to include a mandatory conversion date of February 28, 2011. The Company agreed to this amendment based on favorable tax benefits related to the Asahi Tec investment. Prior to this amendment, the Company could have settled in cash or common stock in 2017. As a result of the amendment, the Company recognized a $28 million impairment loss based on the current fair value of the preferred stock on an if-converted basis at June 30, 2010. Also, as a result of the amendment, the Company reversed an unrealized gain of $23 million that was previously included in accumulated other comprehensive income. On a quarterly basis, the Asahi Tec Preferred Stock will now be valued based on the trading price of the Asahi Tec common stock (Level 2 input). During the third quarter of 2010, the Company converted and sold $8 million of its investment in Asahi Tec and recognized a loss on the sale of $3 million for the three months ended September 30, 2010.
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
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the nine months ended September 30, 2010 and the year ended December 31, 2009, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2010	$71	$22	$93
Total losses included in earnings	(28)	—	(28)
Unrealized (losses)	(23)	—	(23)
Purchases	—	—	—
Settlements	—	—	—
Transfer from Level 3 to Level 2	(20)	—	(20)

Fair value at September 30, 2010	$—	$22	$22

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	—	—	—
Unrealized (losses)	(1)	—	(1)
Purchases, issuances, settlements	—	—	—

Fair value at December 31, 2009	$71	$22	$93

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

During the second quarter of 2010, based on information from the fund manager, the Company determined that the decline in the estimated value of two private equity funds (with an aggregate carrying value of $5 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $3 million. The remaining private equity investments, with an aggregate carrying value of $113 million at September 30, 2010, were not evaluated for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investments. During the second quarter of 2010, the Company also determined that the decline in the estimated value of one private investment was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $2 million. The Company did not have any transfers between Level 1 and Level 2 financial assets in the first nine months of 2010 or in the full-year 2009.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — concluded:
Loss from financial investments, net, was $3 million and $2 million, respectively, for the three months and nine months ended September 30, 2010.

Impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Impairment charges:
Asahi Tec Preferred Stock	$—	$—	$(28)	$—
Private equity funds	—	—	(3)	(10)
Other private investments	—	—	(2)	—

Total impairment charges	$—	$—	$(33)	$(10)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at September 30, 2010 was approximately $4.1 billion, compared with the aggregate carrying value of $4.1 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2009 was approximately $3.9 billion, compared with the aggregate carrying value of $4.0 billion.

F.	During 2010 and 2009, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At September 30, 2010, the Company had recorded losses of $5 million on the foreign currency exchange contracts, which is partially offset by gains related to the translation of loans and accounts denominated in non-functional currencies. At December 31, 2009, the Company had no recorded asset or liability related to foreign currency exchange contracts. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the nine months ended September 30, 2010 and 2009, the Company had recorded losses of $5 million and $1 million, respectively, related to these foreign currency exchange contracts. For the three months ended September 30, 2010 and 2009, the Company had recorded gains (losses) of $(10) million and $2 million, respectively, related to these foreign currency exchange contracts.

During 2010 and 2009, the Company, including certain European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded liabilities of $(2) million and $(1) million to reflect contract prices at September 30, 2010 and December 31, 2009, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the nine months ended September 30, 2010 and 2009, the Company had recorded (losses) of $(1) million and $(2) million, respectively, related to these foreign currency exchange contracts. For the three months ended September 30, 2010 and 2009, the Company had recorded gains (losses) of $1 million and $(1) million, respectively, related to these foreign currency exchange contracts.

In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note F — concluded:
During 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Based upon period-end market prices, the Company had recorded assets of $3 million to reflect contract prices at September 30, 2010. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold. For the three months and nine months ended September 30, 2010, the Company had recorded gains of $4 million and $3 million, respectively, related to these contracts.

The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G.	Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009
Balance at January 1	$109	$119
Accruals for warranties issued during the period	30	32
Accruals related to pre-existing warranties	(2)	5
Settlements made (in cash or kind) during the period	(28)	(44)
Other, net	(2)	(3)

Balance at end of period	$107	$109

H.	At September 30, 2010 and December 31, 2009, there were outstanding $108 million principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031, with an accreted value of $57 million and $55 million, respectively.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — concluded:
The New Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit reduce the Company’s borrowing capacity. At September 30, 2010, the Company had $100 million of unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

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

Based on the limitations of the debt to total capitalization covenant, at September 30, 2010, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Alternatively, at September 30, 2010, the Company could absorb a reduction to shareholders’ equity of approximately $700 million, and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the New Credit Agreement, there must not be any default in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at September 30, 2010.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At September 30, 2010, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Long-term stock awards	$9	$7	$28	$28
Stock options	6	6	17	21
Phantom stock awards and stock appreciation rights	1	3	—	5

Total	$16	$16	$45	$54

Income tax benefit	$6	$6	$17	$20

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

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2010	2009
Unvested stock award shares at January 1	9	8
Weighted average grant date fair value	$21	$26

Stock award shares granted	3	2
Weighted average grant date fair value	$14	$8

Stock award shares vested	2	1
Weighted average grant date fair value	$23	$26

Stock award shares forfeited	—	—
Weighted average grant date fair value	$19	$25

Unvested stock award shares at September 30	10	9
Weighted average grant date fair value	$19	$22

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I — continued:
At September 30, 2010 and 2009, there was $136 million and $135 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of five years and seven years, respectively.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2010 and 2009 was $22 million and $16 million, respectively.

Stock Options

Stock options are granted to key employees and, prior to 2010, to non-employee Directors of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 5,205,100 of stock option shares in the nine months ended September 30, 2010 with a grant date exercise price approximating $14 per share. In the first nine months of 2010, 3,552,100 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I — continued:
The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2010		2009
Option shares outstanding, January 1	36		31
Weighted average exercise price	$23		$25

Option shares granted, including restoration options	5		6
Weighted average exercise price	$14		$8

Option shares exercised	—		—
Aggregate intrinsic value on date of exercise (A)	$1	million	$—
Weighted average exercise price	$8		$—

Option shares forfeited	4		1
Weighted average exercise price	$23		$23

Option shares outstanding, September 30	37		36
Weighted average exercise price	$21		$23
Weighted average remaining option term (in years)	6		6

Option shares vested and expected to vest, September 30	37		36
Weighted average exercise price	$22		$23
Aggregate intrinsic value (A)	$15	million	$26	million
Weighted average remaining option term (in years)	6		6

Option shares exercisable (vested), September 30	22		21
Weighted average exercise price	$25		$26
Aggregate intrinsic value (A)	$3	million	$—
Weighted average remaining option term (in years)	4		4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At September 30, 2010 and 2009, there was $50 million and $47 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in 2010 and 2009.

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

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended September 30,
	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$3	$—
Interest cost	11	3	7	2
Expected return on plan assets	(9)	—	(5)	—
Amortization of prior service cost	—	—	—	—
Recognized curtailment loss	—	—	—	—
Amortization of net loss	3	—	3	—

Net periodic pension cost	$7	$3	8	2

	Nine Months ended September 30,
	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$4	$—	$9	$1
Interest cost	34	7	26	5
Expected return on plan assets	(27)	—	(18)	—
Amortization of prior service cost	—	—	—	1
Recognized curtailment loss	—	—	3	5
Amortization of net loss	8	—	10	—

Net periodic pension cost	$19	$7	$30	$12

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note J — concluded:
The investment objectives seek to minimize the volatility of the value of the Company’s plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. The Company, based upon discussions with its pension investment advisor, reduced its equity allocation to 70 percent from 80 percent; increased its fixed-income allocation to 25 percent from 10 percent and allocated 5 percent to alternative investments. The revised asset allocation of the investment portfolio was developed with the objective of achieving the Company’s expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. In 2010, the pension investment advisor recommended that, longer term, the Company should achieve the following targeted asset portfolio: 45 percent equities, 25 percent fixed-income, 15 percent global assets (combination of equity and fixed-income) and 15 percent alternative investments (such as private equity, commodities and hedge funds). The Company expects to achieve this allocation by December 31, 2011. This targeted portfolio is expected to yield a long-term rate of return of 8 percent.

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

The Company has targeted alternative investments such as hedge funds, private equity funds and commodities that are expected to comprise 15 percent of the pension assets. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 8 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	September 30, 2010	December 31, 2009
Cumulative translation adjustments	$518	$546
Unrealized gain on marketable securities, net	21	25
Unrecognized prior service cost and net loss, net	(200)	(205)

Accumulated other comprehensive income	$339	$366

The components of accumulated other comprehensive attributable to noncontrolling interest were as follows, in millions:

	September 30, 2010	December 31, 2009
Cumulative translation adjustments	$22	$31
Unrealized gain on marketable securities, net	—	—
Unrecognized prior service cost and net loss, net	—	—

Accumulated other comprehensive income	$22	$31

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note K — concluded:
The Company’s total comprehensive income was as follows, in millions:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net (loss) income	$(5)	$12	$28	$12
Other comprehensive income:
Cumulative translation adjustments, net	72	22	18	6
Unrealized gain on marketable securities, net	4	—	16	—
Prior service cost and net loss, net	1	—	—	—

Total comprehensive income	$72	$34	$62	$18

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Attributable to	Noncontrolling	Attributable to	Noncontrolling
	Masco Corporation	Interest	Masco Corporation	Interest
Net (loss) income	$(9)	$32	$2	$27
Other comprehensive income:
Cumulative translation adjustments, net	(28)	(9)	30	10
Unrealized (loss) gain on marketable securities, net	(4)	—	21	—
Prior service cost and net loss, net	5	—	62	—

Total comprehensive (loss) income	$(36)	$23	$115	$37

The unrealized gain (loss) on marketable securities, net, is net of income tax expense (benefit) of $3 million and $(1) million, respectively, for the three months and nine months ended September 30, 2010. The unrealized gain on marketable securities, net, is net of income tax of $8 million and $11 million, respectively, for the three months and nine months ended September 30, 2009. The prior service cost and net loss, net, is net of income tax of $1 million and $3 million for the three months and nine months ended September 30, 2010, respectively. The prior service cost and net loss, net, is net of income tax of $36 million for the nine months ended September 30, 2009.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.225 ($.225) for the three months and nine months ended September 30, 2010, respectively. On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.385 ($.225) for the three months and nine months ended September 30, 2009, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$357	$434	$(61)	$(16)	$1,160	$1,248	$(113)	$(56)
Plumbing Products	686	678	97	93	2,031	1,893	267	202
Installation and Other Services	292	332	(22)	(34)	874	961	(87)	(104)
Decorative Architectural Products	463	474	104	122	1,357	1,365	300	313
Other Specialty Products	159	166	11	16	435	427	16	16

Total	$1,957	$2,084	$129	$181	$5,857	$5,894	$383	$371

The Company’s operations by geographic area were:
North America	$1,528	$1,630	$79	$123	$4,617	$4,694	$257	$261
International, principally Europe	429	454	50	58	1,240	1,200	126	110

Total	$1,957	$2,084	129	181	$5,857	$5,894	383	371

General corporate expense, net			(27)	(36)			(84)	(96)
Charge for litigation settlement (B)			—	(7)			—	(7)
Accelerated stock compensation expense (C)			—	—			—	(6)
(Loss) on corporate fixed assets, net			—	—			—	(2)
Charge for defined-benefit plan curtailment (D)			—	—			—	(8)

Operating profit			102	138			299	252
Other income (expense), net			(64)	(49)			(223)	(157)

Income from continuing operations before income taxes			$38	$89			$76	$95

(A)	Inter-segment sales were not material.

(B)	The charge for litigation settlement in 2009 relates to a business unit in the Cabinets and Related Products segment.

(C)	See Note I to the condensed consolidated financial statements.

(D)	In March 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income from cash and cash investments	$2	$2	$4	$6
Other interest income	—	1	1	1
Loss from financial investments (Note E)	(3)	—	(2)	—
Other items, net	—	4	(5)	15

Total	$(1)	$7	$(2)	$22

Other items, net, included $4 million and $(2) million of currency gains (losses) for the three months and nine months ended September 30, 2010, respectively. Other items, net, included $5 million and $14 million of currency gains for the three months and nine months ended September 30, 2009, respectively.

N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator (basic and diluted):
(Loss) income from continuing operations	$(5)	$51	$(9)	$33
Allocation to unvested restricted stock awards	(1)	(1)	(2)	(2)

(Loss) income from continuing operations attributable to common shareholders	(6)	50	(11)	31
Loss from discontinued operations, net	—	(23)	—	(31)

Net (loss) income available to common shareholders	$(6)	$27	$(11)	$—

Denominator:
Basic common shares (based upon weighted average)	349	350	349	351
Add:
Contingent common shares	—	—	—	—
Stock option dilution	—	1	—	—

Diluted common shares	349	351	349	351

For the three months and nine months ended September 30, 2010 and the nine months ended September 30, 2009, the Company allocated dividends to the unvested restricted stock awards (participating securities). For the three months ended September 30, 2009, the Company allocated dividends and income to the unvested restricted stock awards (participating securities).

At September 30, 2010 and 2009, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at September 30, 2010 and 2009 did not exceed the equivalent accreted value of the Notes.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note N — concluded:
Additionally, 37 million common shares for both the three months and nine months ended September 30, 2010 and 35 million and 36 million common shares for the three months and nine months ended September 30, 2009, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first nine months of 2010, the Company granted three million shares of long-term stock awards. In the first nine months of 2010, the Company also repurchased and retired approximately three million shares of Company common stock, for cash aggregating $45 million to offset the dilutive impact of these long-term stock awards. At September 30, 2010, the Company had 27 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

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

P.	The increased tax rate for the first nine months of 2010 includes the impact of certain plant closure costs and other losses not providing tax benefits in certain jurisdictions combined with a decrease in 2010 pre-tax income.

During the first nine months of 2010, the liability on uncertain tax positions including interest and penalties, net of U.S. Federal income tax benefit, increased by $8 million primarily due to changes in the tax environment related to certain activities performed in various jurisdictions that caused a re-measurement of this liability. As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability on uncertain tax positions could be reduced by approximately $11 million.

Due to the difficulty in estimating the annual effective tax rate in 2009, a discrete calculation was used to report tax expense rather than an estimated annual effective tax rate.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
Q.	As announced in February 2010, the Company is combining its Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. In April 2010, Masco Cabinetry decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. The Company anticipates it will close two manufacturing facilities associated with these products in the first half of 2011. The Company expects to incur approximately $119 million (principally recognized ratably over 15 months beginning April 2010) of pre-tax charges related to the anticipated plant closures including approximately $99 million related to non-cash charges principally associated with property, plant and equipment and approximately $20 million of other cash charges. At September 30, 2010, the Company had incurred $33 million related to accelerated depreciation costs and $15 million related to inventory reserves.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010 AND THE FIRST NINE MONTHS 2010 VERSUS
THIRD QUARTER 2009 AND THE FIRST NINE MONTHS 2009
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		(Decrease) Increase
	2010	2009	2010 vs. 2009
Net Sales:
Cabinets and Related Products	$357	$434	(18%)
Plumbing Products	686	678	1%
Installation and Other Services	292	332	(12%)
Decorative Architectural Products	463	474	(2%)
Other Specialty Products	159	166	(4%)

Total	$1,957	$2,084	(6%)

North America	$1,528	$1,630	(6%)
International, principally Europe	429	454	(6%)

Total	$1,957	$2,084	(6%)

	Nine Months Ended
	September 30,
	2010	2009
Net Sales:
Cabinets and Related Products	$1,160	$1,248	(7%)
Plumbing Products	2,031	1,893	7%
Installation and Other Services	874	961	(9%)
Decorative Architectural Products	1,357	1,365	(1%)
Other Specialty Products	435	427	2%

Total	$5,857	$5,894	(1%)

North America	$4,617	$4,694	(2%)
International, principally Europe	1,240	1,200	3%

Total	$5,857	$5,894	(1%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(17.1%)	(3.7%)	(9.7%)	(4.5%)
Plumbing Products	14.1%	13.7%	13.1%	10.7%
Installation and Other Services	(7.5%)	(10.2%)	(10.0%)	(10.8%)
Decorative Architectural Products	22.5%	25.7%	22.1%	22.9%
Other Specialty Products	6.9%	9.6%	3.7%	3.7%

North America	5.2%	7.5%	5.6%	5.6%
International, principally Europe	11.7%	12.8%	10.2%	9.2%
Total	6.6%	8.7%	6.5%	6.3%

Total operating profit margin, as reported	5.2%	6.6%	5.1%	4.3%

(A)	Before general corporate expense, net, the charge for litigation settlement, the accelerated stock compensation expense, the (loss) on corporate fixed assets, net and the charge for the defined-benefit plan curtailment; see Note L to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
NET SALES
     Net sales decreased for both the three-month and nine-month periods ended September 30, 2010 from the comparable periods of 2009. Excluding results from acquisitions and the negative effect of currency translation, net sales decreased four percent and were flat, respectively, for the three-month and nine-month periods ended September 30, 2010. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales, as reported	$1,957	$2,084	$5,857	$5,894
Acquisitions (none)	—	—	—	—

Net sales, excluding acquisitions	1,957	2,084	5,857	5,894
Currency translation	39	—	18	—

Net sales, excluding acquisitions and the effect of currency translation	$1,996	$2,084	$5,875	$5,894

     North American net sales were negatively impacted by lower sales volume of installation and other services, cabinets, plumbing products, paints and stains, builders’ hardware and windows, which, in the aggregate, decreased sales by eight percent for the three-month period ended September 30, 2010 from the comparable period of 2009. Such declines were partially offset by a more favorable product mix of plumbing products and paints and stains, which increased sales by two percent for the three-month period ended September 30, 2010 from the comparable period of 2009. For the nine-month period ended September 30, 2010, North American net sales were negatively impacted by lower sales volume of installation and other services, cabinets, plumbing products and builders’ hardware, which reduced net sales by three percent from the comparable period of 2009. Such declines were partially offset by increased sales volume of paints and stains and a more favorable product mix of plumbing products and paints and stains.
     In local currencies, net sales from International operations increased four percent and seven percent, respectively, for the three-month and nine-month periods ended September 30, 2010, primarily due to increased sales volume and selling prices of International plumbing products and windows, offset by lower sales volume related to International cabinets. A stronger U.S. dollar decreased International net sales by nine percent and three percent, respectively, in the three-month and nine-month periods ended September 30, 2010 compared to the same periods of 2009.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased in both the three-month and nine-month periods ended September 30, 2010, primarily due to lower retail sales volumes of both North American and International cabinets compared to the same periods of 2009, as well as the planned exit of ready-to-assemble and other non-core in-stock and frameless cabinet product lines.
     Net sales of Plumbing Products increased, due to a more favorable product mix to North American retailers and wholesalers, which increased sales by three percent and two percent, respectively, in the three-month and nine-month periods ended September 30, 2010 from the comparable periods of 2009. A stronger U.S. dollar decreased sales in this segment by four percent in the three-month period ended September 30, 2010 compared to the same period of 2009. In local currencies, net sales of International operations increased sales in this segment by six percent in both the three-month and nine-month periods ended September 30, 2010 from the comparable periods of 2009. Such increases in International sales were due to increased sales volume and increased selling prices. Such increases were offset by declines in sales volume to North American retailers and wholesalers, which reduced sales in this segment by four percent for the three-month period ended September 30, 2010 from the comparable periods of 2009.
     Net sales of Installation and Other Services decreased for both the three-month and nine-month periods ended September 30, 2010, primarily due to lower sales volume due to modest market share declines in the new home construction market. In addition, revenue was negatively impacted by selling price pressures and a less favorable product mix.
     Net sales of Decorative Architectural Products decreased for both the three-month and nine-month periods ended September 30, 2010, due to lower sales volume of paints and stains and builders’ hardware and lower selling prices of paints and stains. Such declines were partially offset by a more favorable product mix of paints and stains, related to new product introductions.
     Net sales of Other Specialty Products decreased for the three-month period ended September 30, 2010, primarily due to lower sales volume and a less favorable product mix of windows, such declines were partially offset by increased sales volume of staple gun tackers and other fastening tools. Net sales of Other Specialty Products increased for the nine-month period ended September 30, 2010, primarily due to increased sales volume of windows and staple gun tackers and other fastening tools, which increased sales in this segment by two percent compared to the same period of 2009. A stronger U.S. dollar decreased sales by one percent in the three-month period ended September 30, 2010 compared to the same period of 2009.
OPERATING MARGINS
     Our gross profit margins were 25.2 percent and 26.2 percent for the three-month and nine-month periods ended September 30, 2010 compared with 27.2 percent and 25.8 percent for the comparable periods of 2009. Selling, general and administrative expenses were relatively flat, as a percentage of sales, for both the three-month and nine-month periods ended September 30, 2010 compared with 2009. Results for the three-month period ended September 30, 2010 reflect lower sales volume and a less favorable relationship between selling prices and commodity costs, as well as increased business rationalization expenses. Results for the nine-month period ended September 30, 2010 reflect the benefits associated with business rationalizations and other cost savings initiatives, which offset a less favorable relationship between selling prices and commodity costs and increased business rationalization expenses.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and nine-month periods ended September 30, 2010 includes $39 million and $104 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2009, we incurred costs and charges of $21 million and $67 million, respectively, related to these initiatives.
     As announced in February 2010, we are combining our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. In April 2010, Masco Cabinetry decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. We anticipate that we will close two manufacturing facilities associated with these products in the first half of 2011. We expect to incur approximately $119 million (principally recognized ratably over 15 months beginning April 2010) of pre-tax charges related to the anticipated plant closures including approximately $99 million related to non-cash charges principally associated with property, plant and equipment and approximately $20 million of other cash charges. These charges, including the previously announced integration charges of approximately $35 million, will result in aggregate pre-tax charges of approximately $154 million related to the integration of the Builder and Retail Cabinet groups into Masco Cabinetry.
     Including the actions outlined above, we anticipate that full-year 2010 rationalization charges, for the entire Company, will aggregate approximately $130 million. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.
     The higher operating loss in the Cabinets and Related Products segment for both the three-month and nine-month periods ended September 30, 2010 reflects lower sales volume and the related under-absorption of fixed costs, as well as increased business rationalization expenses and a less favorable relationship between selling prices and commodity costs. Such decreases more than offset the benefits associated with business rationalizations and other cost savings initiatives.
     Operating profit margins in the Plumbing Products segment for the three-month period ended September 30, 2010 were negatively impacted by a less favorable relationship between selling prices and commodity costs partially offset by a more favorable product mix. Operating profit margins in this segment for the nine-month period ended September 30, 2010 were positively affected by increased sales volume and a more favorable relationship between selling price and commodity costs which increased operating profit margins in this segment by approximately two percentage points. Operating profit margins in both periods of 2010 were also positively impacted by the benefits associated with business rationalizations and other cost savings initiatives and lower business rationalization expenses.
     The decrease in the operating loss in the Installation and Other Services segment for the three-month period ended September 30, 2010 is primarily due to the benefits associated with business rationalizations and other cost savings initiatives, lower system implementation costs and a more favorable relationship between selling prices and commodity costs, which offset the negative impact of lower sales volume. The decrease in the operating loss in this segment for the nine-month period ended September 30, 2010 is primarily due to the benefits associated with business rationalizations and other cost savings initiatives and lower system implementation costs, which offset the negative impact of lower sales volume and a less favorable relationship between selling prices and commodity costs.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The operating profit margins for the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2010 reflect lower sales volume of paints and stains and builders’ hardware, as well as a less favorable relationship between selling prices and commodity costs related to paints and stains. Such declines more than offset the benefit of a more favorable product mix of paints and stains, related to new product introductions.
     The lower operating profit margin in the Other Specialty Products segment for the three-month period ended September 30, 2010 reflects the negative effect of lower sales volume and a less favorable relationship between selling prices and commodity costs. Such declines offset the benefits associated with business rationalizations and other cost savings initiatives.
OTHER INCOME (EXPENSE), NET
     Interest expense for the three-month and nine-month periods ended September 30, 2010 increased $7 million and $19 million, respectively, from the comparable periods of 2009, primarily due to the issuance of $500 million of 7.125% notes in the first quarter of 2010, as well as the premium paid for the repurchase of $59 million of 5.875% Notes in the second quarter of 2010.
     Other items, net, for the three-month and nine-month periods ended September 30, 2010 included $4 million and $(2) million, respectively, of currency transaction gains (losses).
     Other items, net, for both the three-month and nine-month periods ended September 30, 2010 included a $3 million loss on the sale of Asahi Tec common stock.
     Other items, net, for the three-month and nine-month periods ended September 30, 2009 included $5 million and $14 million, respectively, of currency transaction gains.
     For the nine-month period ended September 30, 2010, we recognized non-cash, pre-tax impairment charges of $33 million related to financial investments ($28 million related to Asahi Tec preferred stock and $5 million related to private equity funds and other private investments).
     For the nine-month period ended September 30, 2009, we recognized non-cash, pre-tax impairment charges of $10 million related to financial investments in private equity funds.
(LOSS) INCOME AND EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
     (Loss) income from continuing operations (attributable to Masco Corporation) for the three-month and nine-month periods ended September 30, 2010 was $(5) million and $(9) million, respectively, compared with $51 million and $33 million, respectively, for the comparable periods of 2009. Diluted earnings (loss) per common share from continuing operations (attributable to Masco Corporation) for the three-month and nine-month periods ended September 30, 2010 were $(.02) per common share and $(.03) per common share, respectively, compared with $.14 per common share and $.09 per common share, respectively, for the comparable periods of 2009.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The effective tax rate was 82 and 70 percent for the three-months and nine-months ended September 30, 2010, respectively. The tax rates are higher than our normalized tax rate of 36 percent primarily due to certain plant closure costs and other losses not providing tax benefits in certain jurisdictions combined with a decrease in 2010 pre-tax income.
     The effective tax rate was 29 and 37 percent for the three-months and nine-months ended September 30, 2009, respectively. Due to the difficulty in estimating the annual effective tax rate in 2009, a discrete calculation was used to report tax expense rather than an estimated annual effective tax rate.
OTHER FINANCIAL INFORMATION
     Our current ratio was 2.4 to 1 and 1.9 to 1, respectively, at September 30, 2010 and December 31, 2009. The improvement in the current ratio is due to the payment of $300 million variable rate Notes due March 2010.
     For the nine months ended September 30, 2010, cash of $236 million was provided by operating activities.
     Net cash used by financing activities was $16 million, and included $359 million for retirement of Notes (retired $300 million of floating rate notes on March 12, 2010, the scheduled maturity date and, during the second quarter of 2010, we repurchased $59 million of 5.875% Notes due July 2012, in open-market transactions) partially offset by $494 million from the issuance of Notes, net of issuance costs. Financing activities also include $81 million for the payment of cash dividends, $45 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2010, $15 million for dividends paid to noncontrolling interests and $9 million of costs related to the New Credit Agreement. Net cash used for investing activities was $87 million and included $88 million for capital expenditures.
     Our cash and cash investments were $1.5 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We were in compliance with all covenants and had no borrowings under the New Credit Agreement at September 30, 2010.
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
OUTLOOK FOR THE COMPANY
     Although we continue to be concerned about foreclosure activity and access to financing, we believe that housing starts will improve in 2010 from 554,000 units in 2009 and continue to believe that total starts will be in a range of 575,000 to 625,000 units. In addition, we anticipate that expenditures on repair and remodel activity will be challenged in the near-term and that big-ticket items will continue to be deferred until general economic conditions, unemployment, consumer confidence, credit availability and home prices improve.
     We are confident that the long-term fundamentals for the new home construction and home improvement markets continue to be positive. However, it appears that the recovery in certain of our markets will be slower than previously anticipated. We believe that our strong financial position, together with our current strategy of investing in leadership brands (including: KraftMaid and Merillat cabinets, Delta and Hansgrohe faucets, Behr paint and Milgard windows), our continued focus on innovation and our commitment to lean principles, will allow us to drive long-term growth and create value for our shareholders.
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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting.

During the third quarter of 2010, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Contractor Services and substantially completed the ERP implementation at Masco Builder Cabinet Group, two of the Company’s larger business units. These new systems represent process improvement initiatives and are not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

In February 2010, the Company announced plans to combine Masco Builder Cabinet Group and Masco Retail Cabinet Group to form Masco Cabinetry. During the third quarter of 2010, the Company began the process of integrating those business units in order to realize planned efficiency gains.

The system implementations and business integration are designed, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes. However, these business process initiatives are significant in scale and complexity and have resulted in modifications to certain internal controls during the third quarter.

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

MASCO CORPORATION
PART II. OTHER INFORMATION, continued
Item 6. Exhibits

10	—	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (Amended October 2010)

12	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	—	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	—	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	—	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	—	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and
Chief Financial Officer
October 28, 2010

MASCO CORPORATION
EXHIBIT INDEX

Exhibit

Exhibit 10	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (Amended October 2010)

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File