Form 10-K
period 2010-12-31
MASCO CORP /DE/
filed 2011-02-18
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File Number 1-5794

MASCO CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan	48180
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $1.00 par value Zero Coupon Convertible Senior Notes Series B Due 2031	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2010 (based on the closing sale price of $10.76 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $3,177,733,000.          .

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2011:

358,113,000 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2010 Annual Report on Form 10-K

Item		Page

PART I
1.	Business	2
1A.	Risk Factors	7
1B.	Unresolved Staff Comments	12
2.	Properties	13
3.	Legal Proceedings	13
4.	Submission of Matters to a Vote of Security Holders	13
	Supplementary Item. Executive Officers of the Registrant	14

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	17
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures About Market Risk	40
8.	Financial Statements and Supplementary Data	41
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
9A.	Controls and Procedures	86
9B.	Other Information	86

PART III
10.	Directors, Executive Officers and Corporate Governance	87
11.	Executive Compensation	87
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
13.	Certain Relationships and Related Transactions, and Director Independence	87
14.	Principal Accounting Fees and Services	87

PART IV
15.	Exhibits and Financial Statement Schedule	88
	Signatures	89
EX-3.I
EX-4.B.I.III
EX-4.B.I.VI
EX-4.C.II
EX-10.A.V
EX-10.B.I
EX-10.B.I.I
EX-10.B.I.II
EX-10.B.I.III
EX-10.B.I.VI
EX-10.C.I
EX-10.C.II
EX-10.C.III
EX-10.C.IV
EX-10.C.V
EX-10.D
EX-10.D.I
EX-10.D.II
EX-10.D.III
EX-10.G
EX-12
EX-21
EX-23
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

Masco Corporation manufactures, distributes and installs home improvement and building products, with emphasis on brand-name consumer products and services holding leadership positions in their markets. We are among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows, and we are one of the largest installers of insulation for the new home construction market. We generally provide broad product offerings in a variety of styles and price points and distribute products through multiple channels, including directly to homebuilders and wholesale and retail channels. Approximately 78 percent of our 2010 sales were generated by our North American operations.

We continue to experience a prolonged and substantial downturn in the home improvement and new home construction markets. As a result, during 2010, we continued to focus on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other cost savings initiatives. Since 2006, across our businesses, we have closed 23 manufacturing facilities; also, since 2006, we have closed approximately 100 locations formerly operated by our Installation and Other Services segment. In 2010, we began the combination of our North American retail and builder cabinet businesses to form Masco Cabinetry. In 2010, we decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines, as they were not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. In 2010, we also decided to close a cabinet manufacturing facility that had previously been idled.

We continue to focus on our cost structure and are driving process improvement through the implementation of the Masco Business System (“MBS”). The MBS is the integrated leadership practices, processes, tools and capabilities that enable the effective and consistent execution of our strategies and operating plans to maximize our full potential. Through the MBS, we are advancing our strategy of growing organic sales based on a better understanding of our customer needs and investing in new product innovation. We are also focusing on enhancing customer experience through improvements in product quality. In 2010, we introduced several new products, including the ESSENCE SERIEStm wood and fiberglass window by Milgard, the RED® line of staple guns and nail tackers and the ACE® Salt water sanitizing system. We are also continuing to invest in several initiatives launched in 2009, including programs related to BEHR PREMIUM PLUS ULTRA® interior paint, the DELTA® TOUCH2O® faucet, retro-fit home energy efficiency services and the sale of BEHR® and KILZ® branded products to professional painters.

We report our financial results in five business segments aggregated by similarity in products and services. The following table sets forth, for the three years ended December 31, 2010, the contribution of our segments to net sales and operating (loss) profit. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2010, is set forth in Note O to our consolidated financial statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2010	2009	2008

Cabinets and Related Products	$1,464	$1,674	$2,276
Plumbing Products	2,692	2,564	3,002
Installation and Other Services	1,147	1,256	1,861
Decorative Architectural Products	1,693	1,714	1,629
Other Specialty Products	596	584	716

Total	$7,592	$7,792	$9,484

	Operating (Loss) Profit (1)(2)(3)(4)
	2010	2009	2008

Cabinets and Related Products	$(250)	$(64)	$4
Plumbing Products	331	237	110
Installation and Other Services	(834)	(131)	(46)
Decorative Architectural Products	345	375	299
Other Specialty Products	19	(199)	(124)

Total	$(389)	$218	$243

(1)	Amounts exclude discontinued operations.

(2)	Operating (loss) profit is before general corporate expense, net, charge for defined-benefit plan curtailment, accelerated stock compensation expense, and loss on corporate fixed assets, net.

(3)	Operating (loss) profit is before charge regarding the 2009 Cabinets and Related Products litigation settlement of $7 million and the 2008 Installation and Other Services litigation settlement of $9 million.

(4)	Operating (loss) profit includes impairment charges for goodwill and other intangible assets as follows: For 2010 – Plumbing Products – $1 million; and Installation and Other Services – $720 million. For 2009 – Plumbing Products – $39 million; and Other Specialty Products – $223 million. For 2008 – Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million.

Cabinets and Related Products

In North America, we manufacture and sell economy, stock and semi-custom assembled cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points. In Europe, we manufacture and sell assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are sold in the United States and in Europe under a number of trademarks including KRAFTMAID®, DISTINCTIONS®, TVILUM-SCANBIRKtm and WOODGATE® primarily to dealers and home centers, and under the MERILLAT®, MOOREStm and QUALITY CABINETStm brands primarily to distributors and homebuilders for both the home improvement and new home construction markets. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major home improvement products. A significant portion of our sales for the home improvement market is made through home center retailers. We have also expanded our product offerings in this segment to include the manufacture and sale of countertops in North America.

Over the past several years, the new home construction market has declined over 70 percent since the peak; this segment has been particularly affected by this downturn, as well as builders producing smaller homes with smaller kitchens. This segment has also been negatively affected by a downturn in the repair and remodel market, particularly by consumers deferring expenditures for big-ticket items.

In 2010, we began the combination of our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. We believe that the creation of Masco Cabinetry will help us establish an even stronger position to lead the cabinet category within the repair and remodel and new home construction markets. Masco Cabinetry will offer a three brand portfolio of cabinets covering several price points addressing consumer preferences. Masco Cabinetry will also focus on growing the countertop business.

Over the past several years, we have closed several manufacturing plants in this segment. In 2010, we decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines, as they were not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. This will result in the closure of two additional manufacturing facilities in the second quarter of 2011. In 2010, we also decided to close a manufacturing facility that had been previously idled.

We are currently focused on improving cabinet production efficiencies at lower volumes while maintaining our ability to respond effectively to increased demand when the home improvement and new home construction markets improve. We expect that by the end of the second quarter of 2011, we will be able to manufacture common cabinetry at most of our plants that principally manufacture cabinets for the new home construction market in North America.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large competitors and numerous local and regional competitors. In addition to price, we believe that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Our significant North American competitors include American Woodmark Corporation and Fortune Brands, Inc.

Plumbing Products

Our Plumbing Products segment sells a wide variety of faucet and showering devices that are manufactured by or for us. Our plumbing products are sold in North America and Europe under various brand names including DELTA®, PEERLESS®, HANSGROHE®, AXOR®, BRIZO®, BRASSTECH®, BRISTANtm, GINGER®, NEWPORT BRASS®, ALSONS®, SIRRUStm and PLUMB SHOP®. Our products include single-handle and double-handle faucets, showerheads, handheld showers and valves, which are sold to major retail accounts and to wholesalers and distributors who, in turn, sell our products to plumbers, building contractors, remodelers, smaller retailers and others.

We believe that our plumbing products are among the leaders in sales in the North American and European markets, with American Standard, Kohler, Moen and Price Pfister as major brand competitors. We also have several European competitors, primarily in Germany, including Friedrich Grohe. We face significant competition from private label products (including house brands sold by certain of our customers). Many of the faucet and showering products with which our products compete are manufactured in Asia. The businesses in our Plumbing Products segment source products from Asia and manufacture products in the United States, Europe and Asia.

Other plumbing products manufactured and sold by us include products branded as AQUA GLASS®, MIROLIN® and AMERICAN SHOWER & BATHtm acrylic and gelcoat tub and shower systems, bath and shower enclosure units, shower trays and laundry tubs, which are sold primarily to wholesale plumbing distributors and home center retailers for the North American home improvement and new home construction markets. Our spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Lasco, Maax and Jacuzzi. We sell

HÜPPE® shower enclosures through wholesale channels primarily in western Europe. HERITAGEtm ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers.

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

A substantial portion of our plumbing products are made from brass, the major components of which are copper and zinc. We have encountered volatility in the price of brass. We have implemented a hedging strategy to attempt to minimize the impact of commodity price volatility. Legislation enacted in California, Vermont and Maryland mandates new standards for acceptable lead content in plumbing products sold in those states. Federal legislation mandating a national standard for lead content in plumbing products will become effective in January 2014. Faucet and water supply valve manufacturers, including our plumbing product companies, will be required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets and certain of our plumbing products.

In 2008, our Delta Faucet business introduced faucets incorporating its TOUCH2O technology and, in the future, Delta Faucet plans to expand the use of its capacitance sensing PROXIMITYtm technology in its product offerings. Also in 2008, our Delta Faucet business introduced a new water delivery system known as DIAMONDtm Seal Technology. DIAMOND Seal Technology reduces the number of potential leak points in a faucet, simplifies installation and satisfies the legislation described above regulating the acceptable lead content in plumbing products. Delta Faucet has continued to incorporate DIAMOND Seal Technology into most of its faucets. The success of DIAMOND Seal Technology depends on many factors, including the performance of the technology and the market’s acceptance of the technology as well as Delta Faucet’s ability to successfully integrate the technology into its most popular faucets.

Installation and Other Services

Our Installation and Other Services segment sells installed building products and distributes building products primarily to the new home construction market, and, to a lesser extent, the commercial construction and retro-fit markets, throughout the United States. In order to respond to the significant decrease in demand in the new home construction industry over the past several years, we have implemented various cost savings initiatives including the consolidation and closure of approximately 100 branch locations. This rationalization has been accomplished while maintaining our strategic presence in most of the top 100 Metropolitan Statistical Areas (“MSA”) in the United States. In addition, we have de-emphasized the installation of certain non-insulation building products that are not core to our service offering, including windows and paint. In addition to insulation, we offer gutters, after-paint products, framing components, fireplaces, garage doors and cabinets. The installation and distribution of insulation comprised approximately eight percent, nine percent and eleven percent of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Installed building products are supplied primarily to custom and production homebuilders by our network of branches located across the United States. Distributed products include insulation, insulation accessories, gutters, fireplaces and roofing. Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

Within this segment, we have launched several new initiatives related to improved energy efficiency, including energy audit and repair services and retrofit installation services delivered directly to homeowners as well as through retailers and dealer outlets.

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

Decorative Architectural Products

We produce architectural coatings including paints, primers, specialty paint products, stains and waterproofing products. The products are sold in the United States, Canada, China, Mexico and South America under the brand names BEHR®, KILZ® and EXPRESSIONS® to “do-it-yourself” and professional customers through home centers, paint stores and other retailers. Net sales of architectural coatings comprised approximately 20 percent, 20 percent and 15 percent of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Competitors in the architectural coatings market include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation.

Our BEHR products are sold through The Home Depot, the segment’s and our largest customer. The paint departments at The Home Depot stores include the Behr color center and computer kiosk with the COLOR SMART BY BEHR® computerized color-matching system that enables consumers to select and coordinate their paint-color selection. In 2009, Behr’s product offering was enhanced by the introduction of the BEHR PREMIUM PLUS ULTRA interior paint, which is a high-quality, low volatile organic compound, interior paint and primer in one. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.

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

Our Decorative Architectural Products segment also includes LIBERTY® branded cabinet, door, window and other hardware, which is manufactured for us and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Top Knobs, Direct Import, Hickory Hardware and Stanley Black & Decker. Decorative bath hardware and shower accessories are sold under the brand names FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home centers and other retailers. Competitors include Moen and GATCO.

Other Specialty Products

We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors under the MILGARD® brand name to the home improvement and new home construction markets, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production homebuilders and through lumber yards and home centers. In late 2010, Milgard introduced the ESSENCE SERIES of wood and fiberglass windows and doors, including the ESSENCE SERIES Wood Window, a window that combines a wood interior with a fiberglass exterior. This segment’s competitors in North America include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands. In the United Kingdom, we manufacture and sell windows, related products and components under several brand names including GRIFFINtm, CAMBRIANtm, PREMIERtm and DURAFLEXtm. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our Duraflex business is also a supplier to other window fabricators. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors. In addition to price, we believe that competition in this industry is based largely on customer service and product quality.

We manufacture and sell a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW® and POWERSHOT®. We sell these products through various distribution channels including home centers and other retailers and wholesalers. Our principal North American competitor in this product line is Stanley Black & Decker. In 2010, Arrow introduced a new product line of staple guns and nail tackers, which are Reliable, Ergonomic and Durable (RED®).

Additional Information

•	We hold United States and foreign patents, patent applications, licenses, trademarks, trade names, trade secrets and proprietary manufacturing processes. As a manufacturer and distributor of brand name products, we view our trademarks and other intellectual property rights as important, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our present business as a whole.

•	All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and remodeling.

•	We are subject to laws and regulations relating to the protection of the environment. In addition to our responsibilities for environmental remediation, our businesses are subject to other requirements regarding protection of the environment and worker health and safety. Our businesses are subject to requirements relating to the emission of volatile organic compounds which may impact our sourcing of particleboard, require that we install special equipment in manufacturing facilities or that we reformulate paint products. As described above, our Plumbing Products segment is subject to restrictions on lead content in some of its products. Compliance with such laws and regulations could significantly affect product performance as well as our production costs. We monitor applicable laws and regulations relating to the protection of the environment, climate disruption and worker health and safety, and incur ongoing expense relating to compliance. We do not expect compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment and worker health and safety, will result in material capital expenditures or have a material adverse effect on our earnings or competitive position.

•	We do not consider backlog orders to be material.

•	At December 31, 2010, we employed approximately 32,500 people. Satisfactory relations have generally prevailed between us and our employees.

Available Information

Our website is www.masco.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. This Report is being posted on our website concurrently with its filing with the Securities and Exchange Commission. Material contained on our website is not incorporated by reference into this Report.

Item 1A. Risk Factors.

There are a number of business risks and uncertainties that could affect our business. These risks and uncertainties could cause our actual results to differ from past performance or expected results. We consider the following risks and uncertainties to be most relevant to our specific business activities. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our business, financial condition and results of operations.

A significant portion of our business relies on home improvement and new home construction activity levels, both of which are experiencing a prolonged and substantial downturn.

A significant portion of our business relies on home improvement (including repair and remodeling) and new home construction activity levels, principally in North America and Europe. The new home construction market, which is cyclical in nature, is experiencing a prolonged and substantial downturn marked by continued softness in the demand for new homes, an oversupply of new and existing homes on the market and more stringent standards for homebuyers seeking financing. The oversupply of existing homes held for sale is exacerbated by a growing number of home mortgage foreclosures as well as uncertainties in the home foreclosure process, which are contributing to the downward pressure on home prices.

Unlike most previous cyclical declines in new home construction, this economic decline is also adversely affecting our home improvement businesses. Continued low levels of consumer confidence, high levels of unemployment and the downward pressure on home prices have made consumers increasingly reluctant to make additional investments in existing homes, such as kitchen and bath remodeling projects. The increasing number of households with negative equity in their homes and more conservative lending practices, including for home equity loans which are often used to finance repairs and remodeling, are limiting the ability of consumers to finance home improvements.

Although we believe that the long-term outlook for the home improvement and new home construction markets is favorable, we cannot predict the type, timing or strength of a recovery in our markets. Prolonged depressed activity levels in consumer spending for home improvements and new home construction will continue to adversely affect our results of operations and our financial position and may disproportionately affect certain of our business segments that are most heavily dependent on new home construction markets and large consumer investments in home remodeling projects.

A prolonged economic downturn may reduce our financial resources and flexibility.

Our credit agreement contains various financial covenants we must comply with, including covenants regarding debt to total capitalization. At December 31, 2010, we had additional borrowing capacity, subject to availability, of up to $113 million; alternatively, we could absorb a reduction in shareholders’ equity of $61 million and remain in compliance with this covenant.

We have recently amended our credit agreement to allow for the add-back to shareholders’ equity of the impairment charges we took in 2010 for financial investments, goodwill and other intangible assets and changes to the valuation allowance on our deferred tax assets included in income tax expense aggregating $986 million, after tax. The amendment (deemed to be effective and applicable as of December 31, 2010) also allows us to add-back, if incurred, up to $350 million, in the aggregate, of future non-cash charges. We currently have borrowing capacity approximating $1 billion available under the Credit Agreement. See Footnote K for a detailed discussion of the terms of our credit facility and the recent amendment.

The valuation of assets on our balance sheet, particularly goodwill and other indefinite-lived intangible assets, is largely dependent upon the expectations for future performance of our businesses. A further decline in the expectation of our future performance, or a further deterioration in expectations regarding the timing and the extent of the recovery of the new home construction market, may cause us to recognize additional non-cash, pre-tax impairment charges, which are not determinable at this time, for certain long-lived assets, including goodwill. This could result in additional impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets and a further reduction in shareholders’ equity. Such charges and potential reduction in shareholders’ equity may limit our borrowing capacity under our credit agreement. There can be no assurance that we would be able to further amend the credit agreement or to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of our existing financing arrangements.

The volatile and challenging economic conditions of the past two years have caused shifts in consumer preferences and purchasing practices.

The volatile and challenging economic environment of the past two years has caused shifts in consumer preferences and purchasing practices and changes in the business models and strategies of our customers. Such shifts, which may or may not be long-term, have altered the type and prices of products demanded by the end-consumer and our customers. Over the past two years, we have seen a downward trend in the size of the new homes being built, resulting in smaller kitchens and baths. In addition, consumers have shown an increasing interest in lower-cost products. If we do not timely and effectively identify and respond to these changing consumer preferences, our relationships with our customers could be harmed, the demand for our products could be reduced and our market share could be negatively affected.

Our response to the prolonged downturn has been to continue our focus on implementation of cost savings initiatives, which have been costly and may not be effective.

During the current downturn in the home improvement and new home construction markets, we have focused on cost saving initiatives, including rationalizing our businesses through business consolidations, plant closures, headcount reductions, system implementations and other cost saving initiatives. During 2010 and 2009, we incurred pre-tax costs and charges of $208 million and $94 million, respectively, related to these initiatives. In the future, we may incur costs and charges relating to additional cost savings initiatives.

We may not fully achieve the anticipated cost savings from these initiatives. If we do not effectively balance our focus on cost savings with the need to maintain a strong sales presence for our brands, we could lose market share. If the eventual recovery of our markets is fast-paced and robust, we may not be able to replace our reduced manufacturing and installation capacity in a timely fashion and our ability to respond to increased demand could be limited.

We rely on key customers and may encounter conflicts within and between our distribution channels.

The size and importance of individual customers to our businesses has increased as customers in our major distribution channels have consolidated or exited the business. Larger customers can make significant changes in their volume of purchases and can otherwise significantly affect the prices we receive for our products and services, our costs of doing business with them and the terms and conditions on which we do business. Sales of our home improvement and building products to home centers are substantial. In 2010, sales to our largest customer, The Home Depot, were $2.0 billion (approximately 26 percent of our consolidated net sales). Lowe’s is our second largest customer. In 2010, our sales to Lowe’s were less than ten percent of our consolidated net sales. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe’s would have a material adverse effect on our business.

As some of our customers expand their markets and their targeted customers, conflicts between our existing distribution channels have and will continue to occur. In addition, we may undermine the business relationships we have with customers who purchase our products through traditional wholesale channels as we increase the amount of business we transact directly with our larger customers. In addition, our large retail customers are increasingly requesting product exclusivity, which may affect our ability to offer products to other customers.

Our principal markets are highly competitive.

The major geographic markets for our products and services are highly competitive and, in recent years, competition has intensified significantly. Competition is further intensified during economic downturns. Home centers are increasing their purchases of products directly from low-cost overseas suppliers for sale as private label and house brand merchandise. Additionally, home centers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly turning their marketing efforts directly toward professional contractors and installers. We believe that competition in our industries is based on price, product and service quality, brand reputation, customer service and product features and innovation.

In addition to the challenges we have faced as a result of the economic downturn, our ability to maintain our competitive positions in our markets and to grow our businesses depends to a large extent upon successfully maintaining our relationships with major customers, implementing growth strategies in our existing markets and entering new geographic markets, capitalizing on and strengthening our brand names, managing our cost structure, accommodating shorter life-cycles for our products and product development and innovation.

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

We rely heavily or, in certain cases, exclusively on outside suppliers for certain of our products or key components. Generally, these products and components are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of products or components from our suppliers, or the loss of key supplier arrangements may disrupt our business and could adversely impact our financial condition, operating results and cash flows.

International political, monetary, economic and social developments affect our business.

Over 20 percent of our sales are made outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally the euro and the British pound sterling). Increased international sales make up an important part of our future strategic plans. In addition, we manufacture products in Asia and source products and components from third parties in Asia. Our international business faces risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws affecting activities of U.S. companies doing business abroad, including tax laws and laws regulating various business practices, also impact our international business. Our international operating results may be influenced, when compared to our North American results, in part due to relative economic conditions in the European markets and due to competitive pricing pressures on certain products. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period and in forecasting future performance.

We have financial commitments and investments in financial assets, including assets that are not readily marketable and involve financial risk.

We continue to reduce our investment in private equity funds. Since there is no active trading market for investments in private equity funds, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments or the amounts realized upon liquidation. In addition, we have commitments that require us to contribute additional capital to these private equity funds upon receipt of a capital call from the private equity fund.

Claims and litigation could be costly.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and which could have a material adverse effect on us. These matters may include contract disputes, automobile liability and other personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions.

We are subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend or manage. Also, we increasingly rely on other manufacturers to provide us with products or components for products that we sell. Due to the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

We have also experienced class action lawsuits in recent years predicated upon claims for antitrust violations, product liability and wage and hour issues. We have generally denied liability and have vigorously defended these cases. Due to their scope and complexity, however, these lawsuits are particularly costly to resolve and significant exposures have been alleged.

Increasingly, our homebuilder customers are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers may include our agreement to defend and indemnify them against various liabilities caused by our negligence. These claims, often asserted several years after completion of construction, can result in complex lawsuits or claims against the homebuilders and many of their subcontractors, including us, and may require us to incur defense and indemnity costs even when our products or services are not the principal basis for the claims.

Although we intend to defend all claims and litigation matters vigorously, given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any claim or litigation matter.

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

We are subject to U.S. and foreign government regulations pertaining to health and safety (including protection of employees and consumers), climate disruption and environmental issues. In addition to complying with current requirements and requirements that will become effective at a future date, even more stringent requirements could be imposed on our industries in the future. Compliance with these regulations may require us to alter our manufacturing and installation processes and our sourcing. Such actions could adversely impact our operating results, and our ability to effectively and timely meet such regulations could adversely impact our competitive position.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel.

To be successful, we must attract, develop and retain highly qualified and talented personnel and, as we consider entering new international markets, skilled personnel familiar with these markets. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect our competitive position and our operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below lists our principal North American properties for segments other than Installation and Other Services.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	16	15
Plumbing Products	24	6
Decorative Architectural Products	8	10
Other Specialty Products	13	7

Totals	61	38

Most of our North American facilities range in size from single warehouse buildings of approximately 10,000 square feet to complex manufacturing facilities that exceed 1,000,000 square feet. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

Our Installation and Other Services segment operates approximately 200 installation branch locations and approximately 70 distribution centers in the United States, most of which are leased.

The table below lists our principal properties outside of North America.

		Warehouse and
Business Segment	Manufacturing	Distribution

Cabinets and Related Products	5	11
Plumbing Products	14	26
Decorative Architectural Products	—	1
Other Specialty Products	8	1

Totals	27	39

Most of our international facilities are located in China, Denmark, Germany and the United Kingdom. We generally own our international manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.

Our corporate headquarters are located in Taylor, Michigan and are owned by us. We own an additional building near our corporate headquarters that is used by our corporate research and development department.

Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Item 3. Legal Proceedings.

Information regarding legal proceedings involving us is set forth in Note S to our consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

Item 4. [Removed and Reserved.]

Supplementary Item. Executive Officers of the Registrant
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

			Executive
			Officer
Name	Position	Age	Since

Timothy Wadhams	President and Chief Executive Officer	62	2001
Donald J. DeMarie	Executive Vice President and Chief Operating Officer	48	2007
John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer	43	2005
William T. Anderson	Vice President – Controller	63	2008
Charles F. Greenwood	Vice President – Human Resources	63	2008
Gregory D. Wittrock	Vice President, General Counsel and Secretary	64	2009

Executive officers are elected annually by our Board of Directors. Each of the executive officers named above has been employed by us for at least the past five years. Mr. DeMarie was elected Executive Vice President in July 2007 and became Chief Operating Officer in December 2007. He had previously served as Group President of our Installation and Other Services segment since 2003. He served as President and Chief Executive Officer of Masco Contractor Services and in other managerial roles since 1995. Mr. Sznewajs was elected to his current position in July 2007. He had previously served as Vice President and Treasurer since 2005 and Vice President – Business Development since 2003. Mr. Anderson has served as our Vice President – Controller since 2007. From 2005 to 2007, he served as Vice President-Controller, Corporate Accounting. From 2001 to 2004, Mr. Anderson served as Group Vice President. Mr. Greenwood has served as Vice President – Human Resources of the Company since July 2007. Prior to 2007, Mr. Greenwood was the Company’s Director of Employee Relations since 1992. Mr. Wittrock was elected Vice President, General Counsel and Secretary in 2009. From May 2009 to November 2009, Mr. Wittrock was Assistant General Counsel and Director – Operations of the Legal Department. Prior to May 2009, Mr. Wittrock served as the Company’s Assistant General Counsel for over 20 years.

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

The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends
Quarter	High	Low	Declared

2010
Fourth	$13.54	$10.46	$.075
Third	12.05	9.94	.075
Second	18.78	10.74	.075
First	15.75	12.76	.075

Total			$.30

2009
Fourth	$14.89	$11.44	$.075
Third	15.50	8.15	.075
Second	11.46	6.50	.075
First	12.04	3.64	.075

Total			$.30

On February 10, 2011, there were approximately 5,500 holders of record of the Company’s common stock.

We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.

Equity Compensation Plan Information

The Company grants equity under its 2005 Long Term Stock Incentive Plan (the “Plan”). The following table sets forth information as of December 31, 2010 concerning the Plan, which was approved by our stockholders. The Company does not have any equity compensation plans that are not approved by stockholders.

Number of Securities
	Number of		Remaining Available for
	Securities to be		Future Issuance Under
	Issued Upon		Equity Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in the
Plan Category	and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by stockholders	37,212,588	$21.46	11,860,100

The remaining information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed on or before April 30, 2011, and such information is incorporated herein by reference.

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), (ii) The Standard & Poor’s Industrials Index (“S&P Industrials Index”) and (iii) the Standard & Poor’s Consumer Durables & Apparel Index (“S&P Consumer Durables & Apparel Index”), from December 31, 2005 through December 31, 2010, when the closing price of our common stock was $12.66. The graph assumes investments of $100 on December 31, 2005 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2005 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2006	2007	2008	2009	2010
Masco	$101.79	$76.74	$42.81	$54.89	$51.51
S&P 500 Index	$115.61	$121.95	$77.38	$97.44	$111.89
S&P Industrials Index	$113.16	$126.72	$76.79	$92.30	$116.64
S&P Consumer Durables & Apparel Index	$106.16	$84.50	$56.13	$76.51	$99.87

In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise. At December 31, 2010, we had remaining authorization to repurchase up to 27 million shares. During 2010, we repurchased and retired three million shares of our common stock, for cash aggregating $45 million to offset the dilutive impact of the 2010 grant of three million shares of long-term stock awards. We did not purchase any shares during the three months ended December 31, 2010.

Item 6. Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2010	2009	2008	2007	2006

Net Sales (1)	$7,592	$7,792	$9,484	$11,413	$12,390
Operating (loss) profit (1)(2)(3)(4)(5)(6)	$(499)	$55	$90	$1,061	$1,115
(Loss) income from continuing operations (1)(2)(3)(4)(5)(6)(7)	$(1,043)	$(140)	$(366)	$502	$438
Per share of common stock:
(Loss) income from continuing operations:
Basic	$(3.00)	$(.41)	$(1.06)	$1.33	$1.09
Diluted	$(3.00)	$(.41)	$(1.06)	$1.32	$1.08
Dividends declared	$.30	$.30	$.93	$.92	$.88
Dividends paid	$.30	$.46	$.925	$.91	$.86
At December 31:
Total assets	$8,140	$9,175	$9,483	$10,907	$12,325
Long-term debt	4,032	3,604	3,915	3,966	3,533
Shareholders’ equity	1,582	2,817	2,981	4,142	4,579

(1)	Amounts exclude discontinued operations.

(2)	The year 2010 includes non-cash impairment charges for goodwill and other intangible assets aggregating $593 million after tax ($721 million pre-tax). The year 2010 also includes a valuation allowance on U.S. deferred tax assets of $371 million.

(3)	The year 2009 includes non-cash impairment charges for goodwill aggregating $180 million after tax ($262 million pre-tax).

(4)	The year 2008 includes non-cash impairment charges for goodwill and other intangible assets aggregating $445 million after tax ($467 million pre-tax).

(5)	The year 2007 includes non-cash impairment charges for goodwill and other intangible assets aggregating $100 million after tax ($119 million pre-tax).

(6)	The year 2006 includes non-cash impairment charges for goodwill aggregating $317 million after tax ($317 million pre-tax).

(7)	(Loss) income from continuing operations excludes income from noncontrolling interest of $41 million, $38 million, $39 million, $37 million and $27 million in 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” “assume,” “seek,” “appear,” “may,” “should”, “will” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward-looking statements. We caution you against relying on any of these forward-looking statements. In addition to the various factors included in the “Executive Level Overview,” “Critical Accounting Policies and Estimates” and “Outlook for the Company” sections, our future performance may be affected by our reliance on new home construction and home improvement levels, our reliance on key customers, the cost and availability of raw materials, shifts in consumer preferences and purchasing practices, and our ability to achieve cost savings through the Masco Business System and other initiatives. These and other factors are discussed in detail in Item 1A “Risk “Factors” of this Report. Any forward-looking statement made by us in this Report speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

We manufacture, distribute and install home improvement and building products. These products are sold to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors.

During 2010, we continued to experience further sales volume declines for our cabinets, Installation and Other Services and builders’ hardware products. The sales volume decline for our installation and other services is primarily related to reduced revenue per job and the loss of market share in the new home construction market. The sales volume decline for our cabinet products is related to lower repair and remodel activity and shifting consumer preference to lower price point products, which has resulted in loss of market share related to cabinet repair and remodel activity with big box customers. Such sales volume declines were partially offset by a more favorable product mix of plumbing products and paints and stains. Net sales decreased three percent in 2010 from 2009, and operating profit (as adjusted to exclude impairment charges for goodwill and other intangible assets, general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, and loss on corporate fixed assets, net — see Footnote O of the consolidated financial statements) declined to 4.4 percent of sales in 2010 from 6.2 percent of sales in 2009.

Factors that affect our results of operations include the levels of home improvement activity and new home construction principally in North America and Europe, the importance of our relationships with key customers (including The Home Depot, which represented approximately 26 percent of net sales in 2010), our ability to maintain our leadership positions in our U.S. and global markets in the face of increasing competition and our ability to effectively manage our overall cost structure, including the cost and availability of materials. Our International businesses face political, monetary, economic and other risks that vary from country to country, as well as fluctuations in currency exchange rates. Further, we have financial commitments and investments in financial assets that are not readily marketable and that involve financial risk. In addition, litigation could be costly. These and other factors are discussed in more detail in Item 1A “Risk Factors” of this Report.

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

Revenue Recognition and Receivables

We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record revenue for unbilled services performed based upon estimates of labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults. Our bad debt expense was $19 million, $34 million and $41 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In North America, we manufacture products (principally windows, doors and cabinets) and provide installation of insulation and other products and services to homebuilders. Our bad debt expense related to homebuilders was $10 million, $22 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

We have maintained investments in available-for-sale securities and a number of private equity funds, which aggregated $62 million and $106 million, respectively, at December 31, 2010. We record investments in available-for-sale securities at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income in our consolidated balance sheet. We estimated the fair value of investments in available-for-sale securities using primarily Level 1 inputs.

In the past, we have invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. At December 31, 2010, our investment in auction rate securities was $22 million; we have not increased our investment in auction rate securities since 2007. The fair value of auction rate securities is estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). If we changed the discount rate used in the fair value estimate by 75 basis points, the value of the auction rate securities would change by approximately $1 million.

We carry our investments in private equity funds and other private investments at cost. It is not practicable for us to estimate a fair value for private equity funds and other private investments because there are no quoted market prices, and sufficient information is not readily available for us to utilize a valuation model to determine the fair value for each fund. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

Impairment indicators we consider include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. We also consider specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate.

At December 31, 2010, we have investments in 17 venture capital funds, with an aggregate carrying value of $22 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2010, we also have investments in 26 buyout funds, with an aggregate carrying value of $84 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

We record an impairment charge to earnings when an investment has experienced a decline in fair value that is deemed to be other-than-temporary. During 2010, we recognized non-cash, pre-tax impairment charges of $34 million related to our investment in Asahi Tec ($28 million), three private equity funds ($4 million) and one private investment ($2 million).

Goodwill and Other Intangible Assets

We record the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we complete the impairment testing of goodwill utilizing a discounted cash flow method. We selected the discounted cash flow methodology because we believe that it is comparable to what would be used by other market participants. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by accounting guidance. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available.

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

In 2010, for our reporting units that primarily sell to the new home construction market (including those in the Installation and Other Services segment), we utilized estimated housing starts, from independent industry sources, growing from current levels to 1.5 million units in 2015 (terminal growth year) and operating profit margins improving to approximate historical margins for those business units by 2015 (terminal growth year). We generally utilize our weighted average cost of capital (discount rate) of approximately eight percent to discount the estimated cash flows. However, in 2010, due to market conditions, we increased the discount rate to a range of nine percent to eleven percent for most of our reporting units, based upon a review of the current risks impacting our businesses.

In the fourth quarter of 2010, we estimated that future discounted cash flows projected for most of our reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no effect on the reported value of goodwill.

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

In 2010, we recognized non-cash, pre-tax impairment charges for goodwill aggregating $711 million ($587 million, after tax). The pre-tax impairment charge relates to our North American Installation business and reflects the weak level of new home construction activity in 2010, the historic low levels of new housing starts and the expectation that the recovery in the new home construction market will be modestly slower than previously anticipated. We increased the discount rate used to estimate the fair value of our businesses in the new home construction industry, due to the uncertainty regarding the timing and trajectory of the recovery in the new home construction market. These changes resulted in our book value exceeding the estimated fair value of the business, resulting in the impairment charge for goodwill.

A 10 percent decrease in the estimated fair value of our reporting units at December 31, 2010 would not have resulted in any additional analysis of goodwill impairment for any additional business unit.

We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near-and long-term. In 2010, we recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $10 million ($6 million, after tax). The pre-tax impairment charges recorded in 2010 were as follows: Plumbing Products segment — $1 million, and Installation and Other Services segment — $9 million.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

Our 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors. At December 31, 2010, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

Long-Term Stock Awards

We grant long-term stock awards to key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares on the open market. We measure compensation expense for stock awards at the market price of our common stock at the grant date. There was $127 million (ten million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2010, which was included as a reduction of common stock and paid-in capital. Effective January 1, 2010, the vesting period for stock awards awarded after January 1, 2010 is 5 years. Effective January 1, 2006, we recognize this expense ratably over the shorter of the vesting period of the stock awards, typically 5 to 10 years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. For stock awards granted prior to January 1, 2006, we recognize this expense over the vesting period of the stock awards, typically 5 to 10 years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, we recognize the expense over five years or immediately upon a grantee’s retirement. Pre-tax compensation expense for the annual vesting of long-term stock awards was $37 million for 2010.

Stock Options

We grant stock options to key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We measure compensation expense for stock options using a Black-Scholes option pricing model. For stock options granted subsequent to January 1, 2006, we recognize this compensation expense ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The expense for unvested stock options at January 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model. For stock options granted prior to January 1, 2006, we recognize this compensation expense ratably over the vesting period of the stock options, typically five years. Pre-tax compensation expense for stock options was $22 million for 2010.

We estimated the fair value of stock options at the grant date using a Black-Scholes option pricing model with the following assumptions for 2010: risk-free interest rate — 2.76%, dividend yield — 2.17%, volatility factor — 46.03% and expected option life — 6 years. For expense calculation purposes, the weighted average grant-date fair value of option shares granted in 2010 was $5.30 per option share.

If we increased our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2010 would increase by 43 percent. If we lowered our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2010 would decrease by 53 percent.

Employee Retirement Plans

In March 2009, the Board of Directors approved freezing all future benefit accruals under substantially all of our domestic qualified and non-qualified defined-benefit pension plans. The freeze was effective January 1, 2010. As a result of this action, the liabilities for these plans were remeasured and we recognized a curtailment charge of $8 million in the first quarter of 2009. In addition, certain assumptions appropriate for on-going plans (e.g., turnover, mortality and compensation increases) were modified or eliminated for the remeasurement.

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

In December 2010, we decreased our discount rate for obligations to an average of 5.30 percent from 5.80 percent. The discount rate for obligations was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2010 Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 2.30 percent to 5.55 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.00 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets.

Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, increased to $359 million at December 31, 2010 from $332 million at December 31, 2009, primarily due to lower rates of return in the bond market in 2010. In accordance with accounting guidance, the underfunded amount has been recognized on our consolidated balance sheets at December 31, 2010 and 2009. Qualified domestic pension plan assets in 2010 had a net gain of approximately 12 percent compared to average gains of 13 percent for the corporate funds universe within the Independent Consultant Cooperative.

Our projected benefit obligation for our unfunded non-qualified defined-benefit pension plans was $163 million at December 31, 2010 compared with $152 million at December 31, 2009. This unfunded amount has been recognized on our consolidated balance sheets at December 31, 2010 and 2009.

We expect pension expense for our qualified defined-benefit pension plans to be $24 million in 2011 compared with $23 million in 2010. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2011 pension expense would increase by $4 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $9 million in 2011 compared with $9 million in 2010.

We have several funding options and credits available and we anticipate that we will be required to contribute approximately $30 million to $35 million in 2011 to our qualified defined-benefit plans.

Income Taxes

The accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.

In the fourth quarter of 2010, we recorded a $371 million valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, we considered the weaker retail sales of certain of our building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing us to be in a three-year cumulative U.S. loss position. These factors negatively impact our ability to utilize previously identified tax-planning strategies that included the potential sale of certain non-core operating assets to support the realization of our U.S. Federal deferred tax assets, since current year losses are heavily weighted in determining if sufficient income would exist in the carryforward period to realize the benefit of the strategies.

Recording the valuation allowance does not restrict our ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

A rebound in the U.S. housing market from the current historic lows and retail sales of building products improving from their current levels should have a positive impact on our operating results in the U.S. A return to sustained profitability in the U.S. should result in objective positive evidence thereby warranting consideration of our previously identified tax-planning strategies and the potential reversal of all or a portion of the valuation allowance.

The $228 million of deferred tax assets at December 31, 2010, for which there are no valuation allowance recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2010.

Should we determine that we would not be able to realize our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

The current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. We believe that there is an increased potential for volatility in our effective tax rate because this threshold allows changes in the income tax environment and the inherent complexities of income tax law in a substantial number of jurisdictions to affect the computation of our liability for uncertain tax positions to a greater extent.

While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our accrued liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved.

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

We are subject to lawsuits and pending or asserted claims in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When estimates of our exposure for lawsuits and pending or asserted claims meet the criteria for recognition under accounting guidance, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments. See Note S to our consolidated financial statements for information regarding certain of our legal proceedings.

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

During 2010, we did not sell any business unit or acquire any business. We accounted for the business units which were sold in 2009 and 2008, as discontinued operations. See Note B to the consolidated financial statements for more information. The results of all acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

Liquidity and Capital Resources

Historically, we have largely funded our growth through cash provided by a combination of our operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of our common stock, including issuances for certain mergers and acquisitions.

Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies; such strategies have resulted in cash of over $1.7 billion at December 31, 2010. Our total debt as a percent of total capitalization was 72 percent and 58 percent at December 31, 2010 and 2009, respectively.

On June 21, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion with a maturity date of January 10, 2014. Our previous 5-Year Revolving Credit Agreement dated as of November 5, 2004, as amended, was terminated at that time.

The Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million. Any outstanding Letters of

Credit reduce the Company’s borrowing capacity. At December 31, 2010, the Company had $99 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

Our revolving credit loans bear interest under the Credit Agreement, at the Company’s option: at (A) a rate per annum equal to the greatest of (i) prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then-applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then-applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then-applicable corporate credit ratings of the Company.

The Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total capitalization ratio of 65 percent, and (B) a minimum interest coverage ratio equal to or greater than (i) 2.25 to 1.0 through the quarter ending on September 30, 2011 and (ii) 2.50 to 1.0 thereafter. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after April 1, 2010, that would negatively impact shareholders’ equity.

Based on the limitations of the debt to total capitalization covenant (before the amendment discussed below), at December 31, 2010, the Company had additional borrowing capacity, subject to availability, of up to $113 million. Alternatively, at December 31, 2010, the Company could absorb a reduction to shareholders’ equity of approximately $61 million, and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at December 31, 2010.

On February 11, 2011, the Company entered into an amendment (deemed to be effective and applicable as of December 31, 2010) of the Credit Agreement with its bank group (the “Amendment”). The Amendment provides for the add-back to shareholders’ equity in the Company’s maximum debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments, goodwill and other intangible assets) and (ii) changes to the valuation allowance on our deferred tax assets included in income tax expense, each taken in 2010, which aggregate $986 million after tax. The Amendment also permits the Company to add-back, if incurred, up to $350 million in the aggregate of future non-cash charges. We currently have borrowing capacity approximating $1 billion available under the Credit Agreement.

We have no scheduled maturities until July 2012 when $791 million of 5.875% fixed rate notes become due. The holders of the Company’s Zero Coupon Convertible Senior Notes (“Notes”) have the right to redeem the Notes for cash on July 20, 2011 for approximately $58 million. The next cash redemption date is July 20, 2016.

We had cash and cash investments of over $1.7 billion at December 31, 2010, principally as a result of strong cash flows from operations. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.

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

During 2010, we paid a quarterly dividend of $.075 per common share.

Our working capital ratio was 2.3 to 1 and 1.9 to 1 at December 31, 2010 and 2009, respectively.

We have entered into foreign currency forward contracts to manage exposure to currency fluctuations, primarily related to the European euro and the U.S. dollar. We have also entered into commodity contracts related to copper and zinc.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2010	2009	2008

Net cash from operating activities	$465	$705	$797
Retirement of notes	(359)	—	(100)
Issuance of notes, net of issuance costs	494	—	—
Proceeds from disposition of:
Businesses, net of cash disposed	—	8	179
Property and equipment	18	23	1
Proceeds from financial investments, net	42	11	58
Proceeds from settlement of swaps	—	—	16
Tax benefit from stock-based compensation	4	7	3
Cash dividends paid	(108)	(166)	(336)
Capital expenditures	(137)	(125)	(200)
Purchase of Company common stock	(45)	(11)	(160)
Decrease in debt, net	(2)	(11)	(33)
Dividends paid to noncontrolling interest	(15)	(16)	(21)
Acquisition of businesses, net of cash acquired	—	(8)	(21)
Effect of exchange rates on cash and cash investments	(14)	(5)	(46)
Other, net	(41)	(27)	(31)

Cash increase	$302	$385	$106

Our cash and cash investments increased $302 million to $1,715 million at December 31, 2010, from $1,413 million at December 31, 2009.

Net cash provided by operations of $465 million consisted primarily of net (loss) adjusted for non-cash and certain other items, including depreciation and amortization expense of $279 million, a $721 million charge for the impairment of goodwill and other intangible assets, a $168 million net change in deferred taxes, a $67 million charge for the impairment of long-lived assets related to the closure of a cabinet facility, a $34 million charge for the impairment of financial investments and other non-cash items, including stock-based compensation expense, amortization expense related to in-store displays and interest expense on the Zero Coupon Convertible Senior Notes, as well as a net decrease in working capital of $49 million.

We continue to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 47 days at December 31, 2010 compared with 48 days at December 31, 2009, and days sales in inventories were 49 days at December 31, 2010 and

48 days at December 31, 2009. Accounts payable days were 51 days at December 31, 2010 and 47 days at December 31, 2009. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 13.4 percent at December 31, 2010 and 14.7 percent at December 31, 2009; such improvement was primarily due to improved accounts payable management.

Net cash used for financing activities was $40 million, and included $359 million for the retirement of notes (retired $300 million of floating rate notes on March 12, 2010, the scheduled maturity date and, during the second quarter of 2010, we repurchased $59 million of 5.875% Notes due July 2012, in open-market transactions), partially offset by $494 million from the issuance of Notes, net of issuance costs. Financing activities also include cash outflows of $108 million for cash dividends paid, $2 million for the net payment of debt and $45 million for the acquisition of our common stock to offset the dilutive impact of long-term stock awards granted in 2010.

At December 31, 2010, we had remaining Board of Directors’ authorization to repurchase up to an additional 27 million shares of our common stock in open-market transactions or otherwise. We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Consistent with past practice, we anticipate repurchasing shares in 2011 to offset any dilution from long-term stock awards granted or stock options exercised as part of our compensation programs.

Net cash used for investing activities was $109 million, and included $137 million for capital expenditures. Cash provided by investing activities included primarily $18 million of net proceeds from the disposition of property and equipment and $42 million from the net sale of financial investments.

We invest in automating our manufacturing operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2010 were $137 million, compared with $125 million for 2009 and $200 million for 2008; for 2011, capital expenditures, excluding any potential 2011 acquisitions, are expected to be approximately $230 million. Depreciation and amortization expense for 2010 totaled $279 million, compared with $254 million for 2009 and $238 million for 2008; for 2011, depreciation and amortization expense, excluding any potential 2011 acquisitions, is expected to be approximately $260 million. Amortization expense totaled $18 million, $17 million and $17 million in 2010, 2009 and 2008, respectively.

Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor do we expect them to have, a material effect on our capital expenditures, financial position or results of operations.

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

Sales and Operations

Net sales for 2010 were $7.6 billion, representing a decrease of three percent from 2009. Excluding results from acquisitions and the effect of currency translation, net sales decreased two percent compared with 2009. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months
	Ended December 31
	2010	2009

Net sales, as reported	$7,592	$7,792
– Acquisitions	—	—

Net sales, excluding acquisitions	7,592	7,792
– Currency translation	48	—

Net sales, excluding acquisitions and the effect of currency	$7,640	$7,792

Net sales for 2010 were adversely affected by lower sales volume of installation and other services and cabinets, which, in aggregate, reduced sales by approximately three percent compared to 2009. Net sales for 2010 were also negatively affected by lower sales volume of builders’ hardware and North American plumbing products, which reduced net sales by approximately one percent compared to 2009. Such declines were partially offset by a more favorable product mix of plumbing products and paints and stains, which increased sales by approximately one percent compared to 2009. Net sales volume in 2010 of our International plumbing products and windows increased in local currencies and increased consolidated net sales by approximately one percent compared to 2009. A stronger U.S. dollar decreased sales by one percent compared to 2009.

Net sales for 2009 were adversely affected by declines in the new home construction market, which reduced sales volume by approximately nine percent compared to 2008. Net sales for 2009 were also negatively affected by declines in consumer spending for home improvement products, which contributed to lower sales volume, reducing net sales by approximately six percent compared to 2008. Such declines were partially offset by net selling price increases for certain products, which increased sales by approximately one percent compared to 2008. Net sales volume in 2009 of our International products declined in local currencies and reduced consolidated net sales by approximately three percent compared to 2008. A stronger U.S. dollar decreased sales by two percent compared to 2008.

Our gross profit margins were 24.2 percent, 25.9 percent and 24.9 percent in 2010, 2009 and 2008, respectively. The decrease in the 2010 gross profit margin reflects lower sales volume, increased depreciation expense related to plant closures and a less favorable relationship between selling prices and commodity costs. Such decreases were partially offset by the benefits associated with our business rationalizations and other cost savings initiatives.

Selling, general and administrative expenses as a percent of sales were 21.3 percent in 2010 compared with 21.8 percent in 2009 and 19.0 percent in 2008. Selling, general and administrative expenses as a percent of sales in 2010 and 2009 reflect lower sales volume, increased advertising expenses related to new product introductions and increased system implementation costs.

Operating (loss) profit in 2010, 2009 and 2008 includes $208 million, $94 million and $78 million, net, respectively, of costs and charges related to our business rationalizations and other cost savings initiatives. Operating (loss) profit in 2010, 2009 and 2008 includes $721 million, $262 million and $467 million, respectively, of impairment charges for goodwill and other intangible assets. Operating (loss) profit in 2009 includes $7 million of charges for litigation settlements. Operating (loss) profit margins, as reported, were (6.6) percent, 0.7 percent and 0.9 percent in 2010, 2009 and 2008, respectively. Operating profit margins, excluding the items above, were 5.7 percent, 5.4 percent and 6.8 percent in 2010, 2009 and 2008, respectively.

Operating margins in 2010 were positively affected by the benefits associated with business rationalizations and other cost savings initiatives, which more than offset the negative effect of lower sales volume and the less favorable relationship between selling prices and commodity costs.

Operating profit margins in 2009 were negatively affected by lower sales volume and the related under-absorption of fixed costs and lower selling prices related to the decline in the new home construction market in North America as well as lower sales volume of plumbing products in the North American and International home improvement markets. Such declines in 2009 were partially offset by increased sales of paints and stains, the improved relationship between selling prices and commodity costs across our businesses and the benefits associated with business rationalizations and other cost savings initiatives. Operating profit margins in 2008 were adversely affected by accelerating declines in new home construction and a continued decline in consumer spending in North American and International markets, both of which negatively impacted the sales volume in each of our segments.

Other Income (Expense), Net

During 2010, we recognized non-cash, pre-tax impairment charges aggregating $34 million related to financial investments ($28 million related to Asahi Tec preferred stock and $6 million related to private equity funds and other private investments).

Other, net, for 2010 included $9 million of income from financial investments, net. Other, net, for 2010 also included realized foreign currency losses of $2 million and other miscellaneous items.

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

Interest expense was $251 million, $225 million and $228 million in 2010, 2009 and 2008, respectively. The increase in interest expense in 2010 is primarily due to the issuance of $500 million of 7.125% notes in March.

(Loss) Income and (Loss) Earnings Per Common Share from Continuing Operations (Attributable to Masco Corporation)

(Loss) and diluted (loss) per common share from continuing operations for 2010 were $(1,043) million and $(3.00) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2009 were $(140) million and $(.41) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2008 were $(366) million and $(1.06) per common share, respectively. (Loss) from continuing operations for 2010 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $721 million ($593 million or $1.70 per common share, after tax). (Loss) from continuing operations for 2009 included non-cash, pre-tax impairment charges for goodwill of $262 million ($180 million or $.51 per common share, after tax). (Loss) from continuing operations for 2008 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $467 million ($445 million or $1.26 per common share, after tax).

Our effective tax rate for the loss from continuing operations was a 29 percent tax expense, a 33 percent tax benefit and a 69 percent tax expense in 2010, 2009 and 2008, respectively. Our effective tax rate for the loss from continuing operations, excluding the $371 million income tax expense related to a valuation allowance on our U.S. Federal deferred tax assets recorded in 2010 and impairment charges for goodwill and other intangibles, was a 32 percent tax benefit, a 30 percent tax expense and a 57 percent tax expense in 2010, 2009 and 2008, respectively. Compared to our normalized effective tax rate of 36 percent, the lower effective tax rate in 2009 is due primarily to the reversal of an accrual for uncertain tax positions related to a withholding tax issue from a formerly held European company due to a favorable court decision. The higher effective tax rate in 2008 reflects the additional U.S. tax on a repatriation of low-taxed earnings from certain foreign subsidiaries in order to utilize a foreign tax credit carryforward, combined with a decrease in 2008 pre-tax income.

In the fourth quarter of 2010, we recorded a $371 million valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, we considered the weaker retail sales of certain of our building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing us to be in a three-year cumulative U.S. loss position. These factors negatively impact our ability to utilize previously identified tax-planning strategies that included the potential sale of certain non-core operating assets to support the realization of our U.S. Federal deferred tax assets, since current year losses are heavily weighted in determining if sufficient income would exist in the carryfoward period to realize the benefits of the strategies.

Outlook for the Company

Although we continue to be concerned about foreclosure activity and access to financing, housing starts did improve in 2010 to 588,000 units. The negative trends impacting our business in the second half of 2010, including depressed new home construction, lower big-ticket repair and remodel activity and commodity cost pressures, have continued into 2011. We expect a challenging business environment, particularly in the first half of 2011; we expect the second half of 2011 to be stronger.

In addition to strategic rationalization and the continued emphasis on cash generation, we have identified, directed and encouraged initiatives at our business units that we expect will position us to benefit from future opportunities as the recovery takes shape. We have also led a focused effort to strengthen our brands and improve our ability to execute our business models. The implementation of the Masco Business System (MBS) across our business units provides a more disciplined approach to managing our businesses and has enhanced our long-range planning process. MBS emphasizes five core capabilities: customer focus, innovation, lean, quality and talent, which we believe are fundamental to our long-term success. MBS is already having a positive impact on our businesses as we enhance our understanding of customer and end-consumer needs, improve product quality and incorporate sustainability into our operations and products. As a result, we believe we have a robust pipeline of innovative new products. In addition, we are also improving our operational performance by emphasizing process and productivity improvements, simplifying organizational structure, rationalizing supply chains and enhancing our talent management process.

We believe and are confident that the long-term fundamentals for the new home construction and home improvement markets continue to be positive. We believe that our strong financial position, together with our current strategy of investing in leadership brands, including KRAFTMAID and MERILLAT cabinets, DELTA and HANSGROHE faucets, BEHR paint and MILGARD windows, our continued focus on innovation and our commitment to lean principles, will allow us to drive long-term growth and create value for our shareholders.

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent
				Change
				2010	2009
				vs.	vs.
	2010	2009	2008	2009	2008

Net Sales:
Cabinets and Related Products	$1,464	$1,674	$2,276	(13)%	(26)%
Plumbing Products	2,692	2,564	3,002	5%	(15)%
Installation and Other Services	1,147	1,256	1,861	(9)%	(33)%
Decorative Architectural Products	1,693	1,714	1,629	(1)%	5%
Other Specialty Products	596	584	716	2%	(18)%

Total	$7,592	$7,792	$9,484	(3)%	(18)%

North America	$5,929	$6,135	$7,482	(3)%	(18)%
International, principally Europe	1,663	1,657	2,002	—%	(17)%

Total	$7,592	$7,792	$9,484	(3)%	(18)%

	2010	2010(B)	2009	2009(B)	2008	2008(B)

Operating Profit (Loss): (A)
Cabinets and Related Products	$(250)	$(250)	$(64)	$(64)	$4	$63
Plumbing Products	331	332	237	276	110	313
Installation and Other Services	(834)	(114)	(131)	(131)	(46)	6
Decorative Architectural Products	345	345	375	375	299	299
Other Specialty Products	19	19	(199)	24	(124)	29

Total	$(389)	$332	$218	$480	$243	$710

North America	$(543)	$178	$93	$316	$493	$555
International, principally Europe	154	154	125	164	(250)	155

Total	(389)	332	218	480	243	710
General corporate expense, net	(110)	(110)	(140)	(140)	(144)	(144)
Charge for defined-benefit curtailment	—	—	(8)	(8)	—	—
Charge for litigation settlements	—	—	(7)	(7)	(9)	(9)
Accelerated stock compensation expense	—	—	(6)	(6)	—	—
Loss on corporate fixed assets, net	—	—	(2)	(2)	—	—

Total operating profit (loss)	$(499)	$222	$55	$317	$90	$557

Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	(17.1)%	(17.1)%	(3.8)%	(3.8)%	.2%	2.8%
Plumbing Products	12.3%	12.3%	9.2%	10.8%	3.7%	10.4%
Installation and Other Services	(72.7)%	(9.9)%	(10.4)%	(10.4)%	(2.5)%	.3%
Decorative Architectural Products	20.4%	20.4%	21.9%	21.9%	18.4%	18.4%
Other Specialty Products	3.2%	3.2%	(34.1)%	4.1%	(17.3)%	4.1%
North America	(9.2)%	3.0%	1.5%	5.2%	6.6%	7.4%
International, principally Europe	9.3%	9.3%	7.5%	9.9%	(12.5)%	7.7%
Total	(5.1)%	4.4%	2.8%	6.2%	2.6%	7.5%
Total operating profit (loss) margin, as reported	(6.6)%	N/A	.7%	N/A	.9%	N/A

(A)	Before general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, and loss on corporate fixed assets, net; see Note O to the consolidated financial statements.

(B)	Excluding impairment charges for goodwill and other intangible assets. The 2010 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products — $1 million; and Installation and other Services — $720 million. The 2009 impairment charges for goodwill were as follows: Plumbing Products — $39 million; and Other Specialty Products - $223 million. The 2008 impairment charges for goodwill and other intangible assets were as follows: Cabinets and Related Products — $59 million; Plumbing Products — $203 million; Installation and Other Services — $52 million; and Other Specialty Products — $153 million.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, loss on corporate fixed assets, net, and impairment charges for goodwill and other intangible assets in 2010, 2009 and 2008.

Business Rationalizations and Other Initiatives

Over the past several years, we have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other cost savings initiatives. For the year ended December 31, 2010, we incurred net costs and charges of $208 million pre-tax related to these initiatives. For the year ended December 31, 2009, we incurred net costs and charges of $94 million pre-tax related to these initiatives. For the year ended December 31, 2008, we incurred net costs and charges of $78 million pre-tax related to these initiatives.

As announced in February 2010, we have combined our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry. In 2010, we incurred costs and charges related to the integration of $20 million; in 2011, we expect to incur an additional $10 million of costs and charges related to the integration. In April 2010, Masco Cabinetry decided to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines as they are not consistent with Masco Cabinetry’s strategy of growth through brand building and innovation. These product lines had aggregate annual sales of approximately $200 million in 2009. We plan to close two manufacturing facilities associated with these products in the first half of 2011. In 2010, we incurred costs and charges related to the exit of these product lines of $84 million, including non-cash charges of $69 million, principally related to accelerated depreciation for property, plant and equipment, and $15 million of other cash charges. In 2011, we expect to incur an additional $25 million of costs and charges related to the closure of the facilities associated with these product lines. In 2010, we also decided to close a cabinet manufacturing facility that had been previously idled; we incurred costs and charges related to the closure of $67 million. As a result of these actions within the Cabinets and Related Products segment, in 2010, we incurred pre-tax $171 million of total costs and charges related to Masco Cabinetry integration, product line exit and facility closure. In total, as described above, we expect to incur an additional $35 million of costs and charges related to these actions in 2011.

Based on current plans, we anticipate costs and charges related to our business rationalizations and other initiatives to approximate $65 million in 2011. We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.

Cabinets and Related Products

Sales

Net sales of Cabinets and Related Products decreased in 2010 primarily due to lower sales volumes of North American cabinets, which reduced sales by approximately six percent compared to 2009. Sales in this segment in 2010 were also negatively affected by the planned exit of ready-to-assemble and other non-core in-stock assembled cabinet product lines, particle board and door product lines, which reduced sales by approximately four percent compared to 2009. Sales were also negatively affected by lower sales volume of International cabinets, which reduced sales in this segment by approximately three percent compared to 2009. A stronger U.S. dollar decreased sales by one percent in 2010 compared to 2009.

Net sales in this segment decreased in 2009 primarily due to a decline in sales volume in the new home construction and retail markets, as well as a less favorable product mix, which combined to reduce sales by approximately 24 percent compared to 2008. A stronger U.S. dollar decreased sales by two percent in 2009 compared to 2008.

Net sales in this segment in 2008 were negatively affected by a decline in sales volume in the new home construction and retail markets, as well as a less favorable product mix and lower local currency sales of International operations.

Operating Results

Operating margins in the Cabinets and Related Products segment in 2010 were negatively affected by lower sales volume and the related under-absorption of fixed costs, which reduced operating profit margins by approximately three percentage points. Operating profit margins in this segment in 2010 were also negatively affected by increased business rationalization expenses and a less favorable relationship between selling prices and commodity costs; such decreases more than offset the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2009 were negatively affected by lower sales volume in the new home construction and retail markets and the related under-absorption of fixed costs, as well as a less favorable product mix which, on a combined basis, reduced operating profit margins by approximately three percentage points compared to 2008. In 2009, operating profit margins in this segment were also negatively affected by increased plant closure and system implementation costs which were partially offset by the improved relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs and a less favorable product mix, as well as lower results of International operations included in this segment.

Plumbing Products

Sales

Net sales of Plumbing Products increased in 2010 primarily due to a more favorable product mix to North American retailers and wholesalers, which increased sales by approximately two percent compared to 2009. Sales were also positively affected by increased selling prices, which increased sales by approximately two percent compared to 2009. In local currencies, sales of International operations increased sales in this segment by approximately three percent compared to 2009. Such increases were partially offset by lower sales volume to North American retailers and wholesalers, which reduced sales by one percent compared to 2009. A stronger U.S. dollar decreased sales by one percent in 2010 compared to 2009.

Net sales in this segment decreased in 2009 and 2008 primarily due to lower sales volume to North American retailers and wholesalers, which reduced sales by approximately ten percent in 2009 compared to 2008. Reflecting the weakened global economy, net sales in this segment in 2009 and 2008 were also negatively impacted by lower local currency sales volume of International operations. A stronger U.S. dollar decreased sales by three percent in 2009 compared to 2008.

Operating Results

Operating margins in the Plumbing Products segment in 2010 were positively affected by a more favorable product mix and the positive relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2009 were positively affected by the improved relationship between selling prices and commodity costs, as well as a more favorable product mix and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2008 were negatively affected by the decline in North American and International sales volume; such declines were partially offset by net selling price increases.

Installation and Other Services

Sales

Net sales in the Installation and Other Services segment decreased in 2010 primarily due to lower sales volume related to reduced share in the new home construction market. Sales in this segment were also negatively affected by a downward trend in the size and content of new houses being constructed by our builder customers.

Net sales in this segment decreased in 2009 and 2008, primarily due to significantly lower sales volume related to the decline in the new home construction market, as well as lower selling prices.

Operating Results

Operating margins in the Installation and Other Services segment in 2010 continue to be negatively affected by lower sales volume in the new home construction market and the related under-absorption of fixed costs, as well as a less favorable relationship between selling prices and commodity costs. Additionally, investments in WellHomeSM negatively impacted this segment by approximately one percentage point. Such declines were partially offset by the benefits associated with business rationalization and other cost savings initiatives and lower system implementation costs in 2010.

Operating margins in this segment in 2009 were negatively affected by lower sales volume and the related under-absorption of fixed costs, selling price decreases and increased system implementation costs in 2009.

Operating margins in this segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs, as well as decreased selling prices and increased bad debt expense; such declines were partially offset by material price decreases.

Decorative Architectural Products

Sales

Net sales of Decorative Architectural Products decreased in 2010, primarily due to lower sales volume of builders’ hardware and lower selling prices of paints and stains. Such declines in 2010 were partially offset by a more favorable product mix of paints and stains, related to new product introductions.

Net sales in this segment increased in 2009, primarily due to increased sales volume of paints and stains, which offset lower sales volume of builders’ hardware.

Net sales in this segment in 2008 were negatively affected by lower sales volume of paints and stains and builders’ hardware, which more than offset selling price increases.

Operating Results

Operating margins in the Decorative Architectural Products segment in 2010 were negatively affected by a less favorable relationship between selling prices and commodity costs related to paints and stains, as well as lower sales volume of builders’ hardware. Such declines more than offset the benefit of a more favorable product mix of paints and stains, related to new product introductions.

Operating margins in this segment in 2009 were positively affected by increased sales volume of paints and stains, which more than offset lower sales volume of builders’ hardware. The operating profit margins in this segment in 2009 also benefited from the improved relationship between selling prices and commodity costs related to paints and stains and builders’ hardware, as well as lower program costs related to builders’ hardware.

Operating margins in this segment in 2008 were negatively affected by lower sales volume of paints and stains and builders’ hardware, increasing material costs throughout 2008 and program costs for builders’ hardware. Such declines more than offset the effect of selling price increases.

Other Specialty Products

Sales

Net sales of Other Specialty Products increased in 2010 primarily due to increased sales volume of windows in North America, principally related to the energy-savings tax credit, which expired at the end of 2010, which increased sales in this segment by approximately one percent compared to 2009. Net sales were also positively affected by increased sales volume of staple gun tackers and other fastening tools, which increased sales in this segment by approximately one percent compared to 2009.

Net sales in this segment in 2009 were negatively affected by lower sales volume of windows, selling price decreases and a less favorable product mix, which decreased sales in this segment by approximately 12 percent in 2009 compared to 2008. A stronger U.S. dollar decreased sales by three percent in 2009 compared to 2008.

Net sales in this segment in 2008 were negatively affected by lower sales volume of windows, as well as a decline in the home improvement market.

Operating Results

Operating margins in the Other Specialty Products segment in 2010 reflect the negative effect of a less favorable relationship between selling prices and commodity costs and a less favorable windows product mix. Such declines offset the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2009 reflect the benefits associated with business rationalizations and other cost savings initiatives which offset the negative effect of lower sales volume of windows and staple gun tackers and other fastening tools and the related under-absorption of fixed costs, as well as a less favorable product mix.

Operating margins in this segment in 2008 were negatively affected by lower sales volume and the related under-absorption of fixed costs, increased plant closure costs and the lower results of International operations.

Geographic Area Results Discussion

North America

Sales

North American net sales in 2010 were negatively impacted by lower sales volume of installation and other services, cabinets, plumbing products, and builders’ hardware, which, in the aggregate, decreased sales by approximately four percent compared to 2009. Such declines were partially offset by a more favorable product mix of plumbing products and paints and stains, which increased sales by approximately one percent compared to 2009.

North American net sales in 2009 were negatively affected by lower sales volume of installation and other services, cabinets and windows in the new home construction market which decreased sales from North American operations by approximately 12 percent in 2009 compared to 2008. In addition, North American net sales in 2009 were negatively affected by lower retail sales volume of cabinets, plumbing products, builder’s hardware and staple gun tackers and other fastening tools, which aggregated to a net decrease in North American net sales of approximately nine percent in 2009 compared to 2008.

North American net sales in 2008 were negatively affected by lower sales volume of installation and other services, cabinets and windows and doors in the new home construction market.

Operating Results

The declines in operating profit margins from North American operations in 2010 were primarily due to lower sales volume and the related under-absorption of fixed costs and a less favorable relationship between selling prices and commodity costs, which decreased operating profit margins by two percentage point in 2010 compared to 2009. Operating profit margins were also negatively affected by increased business rationalization costs and charges in 2010 compared to 2009.

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

Operating profit margins from North American operations in 2008 were negatively affected by declines in new home construction and consumer spending, which negatively impacted the sales volume of our products.

International, Principally Europe

Sales

Net sales from International operations increased in local currencies by approximately five percent compared to 2009, primarily due to increased sales volume and increased selling prices of International plumbing products and windows, offset by lower sales volume of International cabinets. A stronger U.S. dollar decreased International net sales by five percent in 2010 compared to 2009.

Net sales from International operations decreased in 2009 primarily due to lower sales volume of plumbing products and cabinets, which reduced sales from International operations in local currencies by approximately 12 percent compared to 2008. Such declines in 2009 were partially offset by selling price increases. A stronger U.S. dollar decreased International net sales by seven percent in 2009 compared to 2008.

Net sales from International operations in 2008 were negatively affected by lower sales volume of plumbing products and cabinets.

Operating Results

Operating profit margins from International operations in 2010 were negatively affected by a less favorable product mix, partially offset by the benefits associated with business rationalizations and other cost savings initiatives.

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

Other Commitments

With respect to our investments in private equity funds, we had, at December 31, 2010, commitments to contribute up to $33 million of additional capital to such funds, representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2010, in millions:

	Payments Due by Period
	Less than	2-3	4-5	More than
	1 Year	Years	Years	5 Years	Other(D)	Total

Debt (A)	$66	$1,010	$502	$2,520	$—	$4,098
Interest (A)	249	425	364	870	—	1,908
Operating leases	75	76	43	51	—	245
Currently payable income taxes	7	—	—	—	—	7
Defined-benefit plans	48	103	108	294	—	553
Private equity funds (B)	17	16	—	—	—	33
Post-retirement obligations	1	1	2	4	—	8
Purchase commitments (C)	231	16	—	—	—	247
Uncertain tax positions, including interest and penalties (D)	5	—	—	—	89	94

Total	$699	$1,647	$1,019	$3,739	$89	$7,193

(A)	We assumed that all debt would be held to maturity, except for the Zero Coupon Convertible Senior Notes which have been classified as short-term debt at December 31, 2010. See Note K to the consolidated financial statements for more information.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Recently Issued Accounting Pronouncements.

Effective January 1, 2010, we adopted new FASB guidance regarding how a company determines when an entity is insufficiently capitalized or is not controlled through voting and should be consolidated. The adoption of this guidance did not have any impact on our consolidated financial condition and results of operations.

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

We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity costs in the normal course of business and to market price fluctuations related to our marketable securities and other investments. We have limited involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations and from time to time commodity fluctuations. See Note F to the consolidated financial statements for additional information regarding our derivative instruments.

At December 31, 2010, we have entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the European euro and the U.S. dollar. At December 31, 2010, we have also entered into several contracts to manage our exposure to increases in the price of copper and zinc.

At December 31, 2010, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments or a 10 percent change in commodity costs. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company’s consolidated financial statements and of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2010. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2010 and expressed an unqualified opinion on the Company’s 2010 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2011

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at December 31, 2010 and 2009

(In millions, Except Share Data)
	2010	2009

ASSETS
Current Assets :
Cash and cash investments	$1,715	$1,413
Receivables	888	983
Inventories	732	743
Prepaid expenses and other	129	312

Total current assets	3,464	3,451
Property and equipment, net	1,737	1,981
Goodwill	2,383	3,108
Other intangible assets, net	269	290
Other assets	287	345

Total Assets	$8,140	$9,175

LIABILITIES and EQUITY
Current Liabilities :
Accounts payable	$602	$578
Notes payable	66	364
Accrued liabilities	819	839

Total current liabilities	1,487	1,781
Long-term debt	4,032	3,604
Deferred income taxes and other	1,039	973

Total Liabilities	6,558	6,358

Commitments and contingencies
Equity:
Masco Corporation’s shareholders’ equity
Common shares authorized: 1,400,000,000; issued and outstanding: 2010 – 348,600,000; 2009 – 350,400,000	349	350
Preferred shares authorized: 1,000,000; issued and outstanding: 2010 and 2009 —None	—	—
Paid-in capital	42	42
Retained earnings	720	1,871
Accumulated other comprehensive income	273	366

Total Masco Corporation’s shareholders’ equity	1,384	2,629
Noncontrolling interest	198	188

Total Equity	1,582	2,817

Total Liabilities and Equity	$8,140	$9,175

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2010, 2009 and 2008

(In Millions, Except Per Common Share Data)
	2010	2009	2008

Net sales	$7,592	$7,792	$9,484
Cost of sales	5,752	5,774	7,125

Gross profit	1,840	2,018	2,359
Selling, general and administrative expenses	1,618	1,701	1,802
Impairment charges for goodwill and other intangible assets	721	262	467

Operating (loss) profit	(499)	55	90

Other income (expense), net:
Interest expense	(251)	(225)	(228)
Impairment charges for financial investments	(34)	(10)	(58)
Other, net	7	29	3

	(278)	(206)	(283)

Loss from continuing operations before income taxes	(777)	(151)	(193)
Income tax expense (benefit)	225	(49)	134

Loss from continuing operations	(1,002)	(102)	(327)
Loss from discontinued operations, net	—	(43)	(25)

Net loss	(1,002)	(145)	(352)
Less: Net income attributable to noncontrolling interest	41	38	39

Net loss attributable to Masco Corporation	$(1,043)	$(183)	$(391)

Loss per common share attributable to Masco Corporation:
Basic:
Loss from continuing operations	$(3.00)	$(.41)	$(1.06)
Loss from discontinued operations, net	—	(.12)	(.07)

Net loss	$(3.00)	$(.53)	$(1.13)

Diluted:
Loss from continuing operations	$(3.00)	$(.41)	$(1.06)
Loss from discontinued operations, net	—	(.12)	(.07)

Net loss	$(3.00)	$(.53)	$(1.13)

Amounts attributable to Masco Corporation:
Loss from continuing operations	$(1,043)	$(140)	$(366)
Loss from discontinued operations, net	—	(43)	(25)

Net loss	$(1,043)	$(183)	$(391)

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2010, 2009 and 2008

	(In Millions)
	2010	2009	2008

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net loss	$(1,002)	$(145)	$(352)
Depreciation and amortization	279	254	238
Deferred income taxes	168	(83)	20
Loss on disposition of businesses, net	—	40	38
(Gain) on disposition of investments, net	(8)	(2)	—
Charge for litigation settlements	—	—	9
Impairment charges:
Financial investments	34	10	58
Goodwill and other intangible assets	721	262	467
Long-lived assets	67	—	—
Stock-based compensation	62	69	74
Other items, net	29	58	84
Decrease in receivables	80	20	294
Decrease in inventories	2	198	104
Increase (decrease) in accounts payable and accrued liabilities, net	33	24	(237)

Net cash from operating activities	465	705	797

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	4	3	—
Payment of debt	(6)	(14)	(33)
Issuance of notes, net of issuance costs	494	—	—
Credit Agreement costs	(9)	—	—
Retirement of notes	(359)	—	(100)
Proceeds from settlement of swaps	—	—	16
Purchase of Company common stock	(45)	(11)	(160)
Tax benefit from stock-based compensation	4	7	3
Dividends paid to noncontrolling interest	(15)	(16)	(21)
Cash dividends paid	(108)	(166)	(336)

Net cash for financing activities	(40)	(197)	(631)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(137)	(125)	(200)
Acquisition of businesses, net of cash acquired	—	(8)	(21)
Proceeds from disposition of:
Marketable securities	22	5	10
Businesses, net of cash disposed	—	8	179
Property and equipment	18	23	1
Other financial investments, net	20	6	48
Other, net	(32)	(27)	(31)

Net cash for investing activities	(109)	(118)	(14)

Effect of exchange rate changes on cash and cash investments	(14)	(5)	(46)

CASH AND CASH INVESTMENTS:
Increase for the year	302	385	106
At January 1	1,413	1,028	922

At December 31	$1,715	$1,413	$1,028

See notes to consolidated financial statements.

MASCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2010, 2009 and 2008

	(In Millions, Except Per Share Data)
					Accumulated
		Common			Other
		Shares	Paid-in	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest

Balance, January 1, 2008	$4,142	$359	$–	$2,969	$661	$153
Net (loss) income	(352)			(391)		39
Cumulative translation adjustments	(221)				(210)	(11)
Unrealized gain on marketable securities, net of income tax of $4	7				7
Unrecognized prior service cost and net loss, net of income tax benefit of $86	(150)				(150)

Total comprehensive loss	(716)
Shares issued	1	1
Shares retired:
Repurchased	(160)	(9)	(71)	(80)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(336)			(336)
Dividends paid to noncontrolling interest	(21)					(21)
Stock-based compensation	78		78

Balance, December 31, 2008	$2,981	$351	$–	$2,162	$308	$160
Net (loss) income	(145)			(183)		38
Cumulative translation adjustments	28				22	6
Unrealized gain on marketable securities, net of income tax of $13	22				22
Unrecognized prior service cost and net loss, net of income tax benefit of $20	14				14

Total comprehensive loss	(81)
Shares issued	1	2	(1)
Shares retired:
Repurchased	(11)	(2)	(9)
Surrendered (non-cash)	(5)	(1)	(4)
Cash dividends declared	(108)			(108)
Dividends paid to noncontrolling interest	(16)					(16)
Stock-based compensation	56		56

Balance, December 31, 2009	$2,817	$350	$42	$1,871	$366	$188
Net (loss) income	(1,002)			(1,043)		41
Cumulative translation adjustments	(57)				(41)	(16)
Unrealized gain on marketable securities, net of income tax of $ —	1				1
Unrecognized prior service cost and net loss, net of income tax of $ —	(53)				(53)

Total comprehensive loss	(1,111)
Shares issued	–	2	(2)
Shares retired:
Repurchased	(45)	(3)	(42)
Surrendered (non-cash)	(6)		(6)
Cash dividends declared	(108)			(108)
Dividends paid to noncontrolling interest	(15)					(15)
Stock-based compensation	50		50

Balance, December 31, 2010	$1,582	$349	$42	$720	$273	$198

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ACCOUNTING POLICIES

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

Receivables.  The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an on-going basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in the Company’s markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $65 million and $75 million at December 31, 2010 and 2009, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $12 million and $15 million at December 31, 2010 and 2009, respectively.

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

Depreciation.  Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $261 million, $237 million and $220 million in 2010, 2009 and 2008, respectively.

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

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company generally utilizes its weighted average cost of capital (discount rate) of approximately eight percent to discount the estimated cash flows. However, in 2010 and 2009, due to market conditions, the Company increased the discount rate to a range of nine percent to eleven percent for most of its reporting units, based upon a review of the current risks impacting our businesses. The Company records an impairment to goodwill (adjusting the value to the estimated fair value) if the book value is below the estimated fair value, on a non-recurring basis.

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

Fair Value Accounting.  On January 1, 2008, the Company adopted accounting guidance for its financial investments and liabilities which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2009, the Company adopted this guidance for its non-financial investments and liabilities; such adoption did not have a significant effect on its consolidated financial statements.

The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company’s investments in marketable securities, private equity funds and other private investments.

The Company uses derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates and commodity costs. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative financial instrument that is designated and qualifies as a fair-value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of the change in fair value.

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

Noncontrolling Interest.  The Company owns 68 percent of Hansgrohe AG at both December 31, 2010 and 2009. The aggregate noncontrolling interest, net of dividends, at December 31, 2010 and 2009 has been recorded as a component of equity on the Company’s consolidated balance sheets.

Interest and Penalties on Uncertain Tax Positions.  The Company records interest and penalties on its uncertain tax positions in income tax expense.

Reclassifications.  Certain prior-year amounts have been reclassified to conform to the 2010 presentation in the consolidated financial statements. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements.  Effective January 1, 2010, the Company adopted new FASB guidance regarding how a company determines when an entity is insufficiently capitalized or is not controlled through voting and should be consolidated. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition and results of operations.

B.	DISCONTINUED OPERATIONS

During 2009 and 2008, the Company sold several business units that were not core to the Company’s long-term growth strategy. The presentation of discontinued operations includes a component of the Company, which comprises operations and cash flows, that can be clearly distinguished from the rest of the Company. The Company has accounted for the business units which were sold in 2009 and 2008 as discontinued operations.

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

During 2008, in separate transactions, the Company completed the sale of its Europe-based The Heating Group business unit (Other Specialty Products segment), Glass Idromassaggio (Plumbing Products segment) and Alfred Reinecke (Plumbing Products segment). Total net proceeds from the sale of these business units were $174 million. The Company recorded an impairment of assets related to these discontinued operations which primarily included the write-down of goodwill of $24 million and other assets of $21 million; upon completion of the transactions, the Company recognized a net gain of $6 million included in (loss) gain on disposal of discontinued operations, net. During 2008, the Company recorded other net expenses of $3 million included in (loss) gain on disposal of discontinued operations, net, reflecting the adjustment of certain liabilities related to businesses disposed in prior years.

(Losses) gains from these 2009 and 2008 discontinued operations were included in (loss) from discontinued operations, net, in the consolidated statements of income.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	DISCONTINUED OPERATIONS – (Concluded)

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2009	2008

Net sales	$66	$216

(Loss) from discontinued operations	$(10)	$(5)
Impairment of assets held for sale	—	(45)
(Loss) gain on disposal of discontinued operations, net	(40)	3

(Loss) before income tax	(50)	(47)
Income tax benefit	7	22

(Loss) from discontinued operations, net	$(43)	$(25)

Included in income tax benefit above was income tax benefit related to (loss) from discontinued operations of $1 million in both 2009 and 2008. The unusual relationship between income taxes and (loss) before income taxes resulted primarily from certain losses providing no current tax benefit.

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

The total net cash purchase price of these acquisitions was $6 million and $18 million, respectively, in 2009 and 2008.

Certain purchase agreements provided for the payment of additional consideration in cash, contingent upon whether certain conditions are met, including the operating performance of the acquired business. In 2008, the Company paid in cash an additional $1 million of acquisition-related consideration, contingent consideration and other purchase price adjustments, relating to previously acquired companies. At December 31, 2010 and 2009, there was no outstanding contingent consideration.

D.	INVENTORIES

(In Millions)
	At December 31
	2010	2009

Finished goods	$393	$405
Raw material	246	247
Work in process	93	91

Total	$732	$743

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES

Accounting Policy.  On January 1, 2008, the Company adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for its financial investments and liabilities. The guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

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

Financial investments included in other assets were as follows, in millions:

	At December 31
	2010	2009

TriMas Corporation common stock	$40	$17
Auction rate securities	22	22
Asahi Tec Corporation — common and preferred stock	–	71

Total recurring investments	62	110

Private equity funds	106	123
Other investments	13	9

Total non-recurring investments	119	132
Total	$181	$242

The Company’s investments in available-for-sale securities at December 31, 2010 and 2009 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

December 31, 2010	$22	$40	$–	$62
December 31, 2009	$71	$39	$–	$110

The Company’s investments in private equity funds and other private investments are carried at cost. At December 31, 2010, the Company has investments in 17 venture capital funds, with an aggregate carrying

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

value of $22 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2010, the Company also has investments in 26 buyout funds, with an aggregate carrying value of $84 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

In 2009, the Company sold its holdings of Asahi Tec common stock for proceeds approximating book value.

During the second quarter of 2010, Asahi Tec approached the Company with an offer to amend the terms of the preferred stock held by the Company. The request was made by Asahi Tec in order to facilitate early negotiations with their bank group for debt that matures in early 2011. The Company and Asahi Tec agreed to amend the preferred stock to include a more favorable conversion feature into common stock and to include a mandatory conversion date of February 28, 2011. The Company agreed to this amendment based on favorable tax benefits related to the Asahi Tec investment. Prior to this amendment, the Company could have settled in cash or common stock in 2017. As a result of the amendment, the Company recognized a $28 million impairment loss based on the current fair value of the preferred stock on an if-converted basis at June 30, 2010. Also, as a result of the amendment, the Company reversed an unrealized gain of $23 million that was previously included in accumulated other comprehensive income. During the last six months of 2010, the Company converted all its holdings of Asahi Tec preferred stock into common stock which was sold, in its entirety, in open market transactions. The Company realized cash proceeds of $11 million and realized losses aggregating $8 million in 2010. As a result of the disposition of the Asahi Tec common stock, the Company will receive a tax refund of $16 million in 2011 relating to the utilization of a loss carryback to offset taxes paid on prior capital gains.

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

During 2010, the Company sold 481,000 shares of its investment in TriMas common stock for cash of $10 million.

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

Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds’ investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

Recurring Fair Value Measurements.  Financial investments and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

TriMas Corporation	$40	$40	$–	$–
Auction rate securities	22	–	–	22

Total	$62	$40	$–	$22

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Asahi Tec Corporation:
Preferred stock	$71	$–	$–	$71
Auction rate securities	22	–	–	22
TriMas Corporation	17	17	–	–

Total	$110	$17	$–	$93

The following table summarizes the changes in Level 3 financial investments measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009, in millions:

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total

Fair value January 1, 2010	$71	$22	$93
Total losses included in earnings	(28)	–	(28)
Unrealized losses	(23)	–	(23)
Purchases, issuances, settlements	–	–	–
Transfers from Level 3 to Level 2	(20)	–	(20)

Fair value at December 31, 2010	$–	$22	$22

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total

Fair value January 1, 2009	$72	$22	$94
Total losses included in earnings	–	–	–
Unrealized losses	(1)	–	(1)
Purchases, issuances, settlements	–	–	–

Fair value at December 31, 2009	$71	$22	$93

Non-Recurring Fair Value Measurements.  Financial investments measured at fair value on a non-recurring basis during the period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Private equity funds	$2	$–	$–	$2	$(4)
Other private investments	–	–	–	–	(2)

	$2	$–	$–	$2	$(6)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES – (Continued)

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Private equity funds	$31	$–	$–	$31	$(10)
Other private investments	3	–	–	3	–

	$34	$–	$–	$34	$(10)

The Company’s investments in private equity funds for which fair value was determined with unrealized losses, were as follows, in millions:

Unrealized Loss
	Fair Value	Less than 12 Months	Over 12 Months

December 31, 2010	$–	$–	$–

December 31, 2009	$–	$–	$—

The remaining private equity investments in 2010 and 2009 with an aggregate carrying value of $104 million and $92 million, respectively, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

Realized Gains (Losses) and Impairment Charges.  During 2010, based on information from the fund manager, the Company determined that the decline in the estimated value of three private equity funds (with an aggregate carrying value of $6 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $4 million. During 2010, the Company also determined that the decline in the estimated value of one private investment was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $2 million. The Company did not have any transfers between Level 1 and Level 2 financial assets in 2010 or 2009.

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

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2010	2009	2008

Realized gains from marketable securities	$10	$–	$–
Realized losses from marketable securities	(8)	–	(3)
Dividend income from marketable securities	–	–	–
Income from other investments, net	7	3	4
Dividend income from other investments	–	–	–

Income from financial investments, net	$9	$3	$1

Impairment charges:
Asahi Tec	$(28)	$–	$–
Private equity funds	(4)	(10)	(23)
Other private investments	(2)	–	(3)
TriMas Corporation	–	–	(31)
Marketable securities	–	–	(1)

Total impairment charges	$(34)	$(10)	$(58)

The impairment charges related to the Company’s financial investments recognized during 2010, 2009 and 2008 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2010 was approximately $4.2 billion, compared with the aggregate carrying value of $4.1 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2009 was approximately $3.9 billion, compared with the aggregate carrying value of $4.0 billion.

F.	DERIVATIVES

At December 31, 2010, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $43 million and $6 million to manage exposure to currency fluctuations in the European euro and the U.S. dollar, respectively. At December 31, 2009, the Company, including certain European operations, had entered into foreign currency forward contracts with notional amounts of $55 million and $10 million to manage exposure to currency fluctuations in the European euro and the U.S. dollar, respectively. Based upon year-end market prices, the Company had recorded (losses) gains of $(2) million and $(1) million to reflect the contract prices at December 31, 2010 and 2009, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

At December 31, 2010, the Company had entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies with notional amounts of $3 million. At December 31, 2010, the Company had recorded a $4 million loss on the foreign

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	DERIVATIVES – (Concluded)

currency exchange contract, which was more than offset by gains related to the translation of loans and accounts denominated in non-functional currencies.

During 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Based upon period-end market prices, the Company had recorded assets of $7 million to reflect contract prices at December 31, 2010. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold. For the year ended December 31, 2010, the Company had recorded gains of $7 million related to these contracts.

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

G.	PROPERTY AND EQUIPMENT

(In Millions)
	At December 31
	2010	2009

Land and improvements	$190	$195
Buildings	1,030	1,044
Machinery and equipment	2,419	2,420

	3,639	3,659
Less: Accumulated depreciation	1,902	1,678

Total	$1,737	$1,981

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of income totaled approximately $111 million, $135 million and $161 million during 2010, 2009 and 2008, respectively. Future minimum lease payments at December 31, 2010 were approximately as follows: 2011 — $75 million; 2012 — $48 million; 2013 — $28 million; 2014 — $18 million; and 2015 and beyond — $76 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $6 million, $8 million and $10 million in 2010, 2009 and 2008, respectively.

During 2010, the Company decided to permanently close and hold for sale a cabinet manufacturing facility that had previously been idled. As a result of this decision, the Company estimated a fair value for the manufacturing facility using a market approach, considering the estimated fair values for other comparable buildings in the area where the facility is located (Level 2 inputs). The Company determined that there had been a decline in the estimated value of the facility and, accordingly, recognized a non-cash, pre-tax impairment charge of $67 million. The carrying value of the manufacturing facility was $99 million prior to impairment.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2010 and 2009, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At December 31,	Impairment	At December 31,
	2010	Losses	2010

Cabinets and Related Products	$587	$(364)	$223
Plumbing Products	536	(340)	196
Installation and Other Services	1,819	(762)	1,057
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,216	$(1,833)	$2,383

	Gross Goodwill	Accumulated	Net Goodwill			Pre-tax		Net Goodwill
	At December 31,	Impairment	At December 31,		Discontinued	Impairment		At December 31,
	2009	Losses	2009	Additions(A)	Operations	Charge	Other(B)	2010

Cabinets and Related Products	$590	$(364)	$226	$–	$–	$–	$(3)	$223
Plumbing Products	547	(340)	207	–	–	–	(11)	196
Installation and Other Services	1,819	(51)	1,768	–	–	(711)	–	1,057
Decorative Architectural Products	294	–	294	–	–	–	–	294
Other Specialty Products	980	(367)	613	–	–	–	–	613

Total	$4,230	$(1,122)	$3,108	$–	$–	$(711)	$(14)	$2,383

	Gross Goodwill	Accumulated	Net Goodwill			Pre-tax		Net Goodwill
	At December 31,	Impairment	At December 31,		Discontinued	Impairment		At December 31,
	2008	Losses	2008	Additions(A)	Operations	Charge	Other(B)	2009

Cabinets and Related Products	$589	$(364)	$225	$–	$–	$–	$1	$226
Plumbing Products	549	(301)	248	4	(13)	(39)	7	207
Installation and Other Services	1,819	(51)	1,768	–	–	–	–	1,768
Decorative Architectural Products	294	–	294	–	–	–	–	294
Other Specialty Products	980	(144)	836	–	–	(223)	–	613

Total	$4,231	$(860)	$3,371	$4	$(13)	$(262)	$8	$3,108

(A)	Additions include acquisitions.

(B)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.

In the fourth quarters of 2010 and 2009, the Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets. During each year, and prior to the fourth quarter testing, there were no events or circumstances that would have indicated potential impairment.

The impairment tests in 2010 and 2009 indicated that goodwill recorded for certain of the Company’s reporting units was impaired. The Company recognized the non-cash, pre-tax impairment charges for goodwill of $711 million ($587 million, after tax) and $262 million ($180 million, after tax) for 2010 and 2009,

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	GOODWILL AND OTHER INTANGIBLE ASSETS – (Concluded)

respectively. In 2010, the pre-tax impairment charge in the Installation and Other Services segment reflects the Company’s expectation that the recovery in the new home construction market will be modestly slower than previously anticipated. In 2009, the pre-tax impairment charge in the Plumbing Products segment relates to a European shower enclosure manufacturer; the pre-tax impairment charge in the Other Specialty Products segment relates to the Company’s North American manufacturer of staple gun tackers and other fastening tools. The impairment charges in 2009 reflect the anticipated long-term outlook for the reporting units, including declining demand for certain products, as well as decreased operating profit margins.

Other indefinite-lived intangible assets were $185 million and $196 million at December 31, 2010 and 2009, respectively, and principally included registered trademarks. In 2010, the impairment test indicated that the registered trademark for several small installation service businesses in North America in the Installation and Other Services segment and the registered trademark for a North American business unit in the Plumbing Products segment were impaired due to changes in the anticipated long-term outlook for the business units. The Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $10 million ($6 million, after tax) in 2010.

The carrying value of the Company’s definite-lived intangible assets was $84 million at December 31, 2010 (net of accumulated amortization of $75 million) and $94 million at December 31, 2009 (net of accumulated amortization of $67 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 15 years in both 2010 and 2009. Amortization expense related to the definite-lived intangible assets was $11 million, $11 million and $16 million in 2010, 2009 and 2008, respectively.

At December 31, 2010, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2011 — $11 million; 2012 — $10 million; 2013 — $9 million; 2014 — $9 million; and 2015 — $9 million.

I.	OTHER ASSETS

(In Millions)
	At December 31
	2010	2009

Financial investments (Note E)	$181	$242
In-store displays, net	43	44
Debenture expense	34	25
Notes receivable	2	3
Other	27	31

Total	$287	$345

In-store displays are amortized using the straight-line method over the expected useful life of three years; the Company recognized amortization expense related to in-store displays of $33 million, $44 million and $43 million in 2010, 2009 and 2008, respectively. Cash spent for displays was $32 million, $26 million and $37 million in 2010, 2009 and 2008, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.	ACCRUED LIABILITIES

(In Millions)
	At December 31
	2010	2009

Salaries, wages and commissions	$177	$193
Insurance	176	193
Warranty (Note S)	107	109
Advertising and sales promotion	90	80
Interest	78	68
Employee retirement plans	43	36
Property, payroll and other taxes	32	35
Dividends payable	27	27
Litigation	5	9
Plant closures	4	3
Other	80	86

Total	$819	$839

K.	DEBT

(In Millions)
	At December 31
	2010	2009

Notes and debentures:
5.875%, due July 15, 2012	$791	$850
7.125%, due Aug. 15, 2013	200	200
4.8%, due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85%, due Mar. 15, 2017	300	300
6.625%, due Apr. 15, 2018	114	114
7.125%, due Mar. 15, 2020	500	—
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Zero Coupon Convertible Senior Notes due 2031 (accreted value)	57	55
Floating-Rate Notes, due Mar. 12, 2010	—	300
Other	40	53

	4,098	3,968
Less: Current portion	66	364

Total Long-term debt	$4,032	$3,604

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

During 2010, the Company repurchased $59 million of 5.875% Notes due July 2012, in open-market transactions. The Company paid a premium of $2 million over par value on the purchase of the notes; this cost was included in interest expense.

In July 2001, the Company issued $1.9 billion principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Old Notes”), resulting in gross proceeds of $750 million. The issue price per Note was $394.45 per $1,000 principal amount at maturity, which represented a yield to maturity of 3.125% compounded semi-annually. In December 2004, the Company completed an exchange of the outstanding Old Notes for Zero Coupon Convertible Senior Notes Series B due July 2031 (“New Notes or Notes”). The Company will not pay interest in cash on the Notes prior to maturity, except in certain circumstances, including possible contingent interest payments that are not expected to be material. Holders of the Notes have the option to require that the Notes be repurchased by the Company on July 20, 2011 and every five years thereafter. Upon conversion of the Notes, the Company will pay the principal return, equal to the lesser of (1) the accreted value of the Notes in only cash, and (2) the conversion value, as defined, which will be settled in cash or shares of Company common stock, or a combination of both, at the option of the Company. The Notes are convertible if the average price of Company common stock for the 20 days immediately prior to the conversion date exceeds 117%, declining by 1/3% each year thereafter, of the accreted value of the Notes divided by the conversion rate of 12.7317 shares for each $1,000 principal amount at maturity of the Notes. Notes also become convertible if the Company’s credit rating is reduced to below investment grade, or if certain actions are taken by the Company. The Company may at any time redeem all or part of the Notes at their then accreted value. On January 20, 2007, holders of $1.8 billion (94 percent) principal amount at maturity of the Notes required the Company to repurchase their Notes at a cash value of $825 million.

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

At both December 31, 2010 and 2009, there were outstanding $108 million principal amount at maturity of Notes, with an accreted value of $57 million and $55 million, respectively, which has been reclassified to short-term debt.

On June 21, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion with a maturity date of January 10, 2014. The Company’s 5-Year Revolving Credit Agreement dated as of November 5, 2004, as amended, was terminated at that time.

The Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million. Any outstanding Letters of Credit reduce the Company’s borrowing capacity. At December 31, 2010, the Company had $99 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

Revolving credit loans bear interest under the Credit Agreement, at the Company’s option: at (A) a rate per annum equal to the greatest of (i) prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then-applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then-applicable

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	DEBT – (Concluded)

corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then-applicable corporate credit ratings of the Company.

The Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total capitalization ratio of 65 percent, and (B) a minimum interest coverage ratio equal to or greater than (i) 2.25 to 1.0 through the quarter ending on September 30, 2011 and (ii) 2.50 to 1.0 thereafter. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $500 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after April 1, 2010, that would negatively impact shareholders’ equity.

Based on the limitations of the debt to total capitalization covenant (before the amendment discussed below), at December 31, 2010, the Company had additional borrowing capacity, subject to availability, of up to $113 million. Alternatively, at December 31, 2010, the Company could absorb a reduction to shareholders’ equity of approximately $61 million, and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency).

At December 31, 2010 and 2009, the Company was in compliance with the requirements of the New Credit Agreement and the Amended Five-Year Revolving Credit Agreement, as applicable.

There were no borrowings under the Credit Agreement and the Amended Five-Year Revolving Credit Agreement at December 31, 2010 and 2009, as applicable.

Subsequent Event.  On February 11, 2011, the Company entered into an amendment (deemed to be effective and applicable as of December 31, 2010) of the Credit Agreement with its bank group (the “Amendment”). The Amendment provides for the add-back to shareholders’ equity in the Company’s maximum debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on the Company’s deferred tax assets included in income tax expense, each taken in 2010, which aggregate $986 million after tax. The Amendment also permits the Company to add-back, if incurred, up to $350 million in the aggregate of future non-cash charges. We currently have borrowing capacity approximating $1 billion available under the Credit Agreement.

At December 31, 2010, the maturities of long-term debt during each of the next five years were as follows: 2011 — $66 million; 2012 — $808 million; 2013 — $201 million; 2014 — $1 million; and 2015 — $501 million.

Interest paid was $241 million, $226 million and $232 million in 2010, 2009 and 2008, respectively.

L.	STOCK-BASED COMPENSATION

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2010, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	STOCK-BASED COMPENSATION – (Continued)

Pre-tax compensation expense (income) and the income tax benefit related to these stock-based incentives were as follows, in millions:

	2010	2009	2008

Long-term stock awards	$37	$37	$43
Stock options	22	25	36
Phantom stock awards and stock appreciation rights	3	7	(5)

Total	$62	$69	$74

Income tax benefit	$23	$26	$27

In 2009, the Company recognized $6 million of accelerated stock compensation expense (for previously granted stock awards and options) related to the retirement from full-time employment of the Company’s Executive Chairman of the Board of Directors; he continues to serve as a non-executive, non-employee Chairman of the Board of Directors.

At December 31, 2010, a total of 11,860,100 shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	2010	2009	2008

Unvested stock award shares at January 1	9	8	9
Weighted average grant date fair value	$21	$26	$28
Stock award shares granted	3	2	2
Weighted average grant date fair value	$14	$8	$21
Stock award shares vested	2	1	2
Weighted average grant date fair value	$23	$26	$26
Stock award shares forfeited	—	—	1
Weighted average grant date fair value	$20	$24	$28
Unvested stock award shares at December 31	10	9	8
Weighted average grant date fair value	$19	$21	$26

At December 31, 2010, 2009 and 2008, there was $127 million, $126 million and $155 million, respectively, of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of five years.

The total market value (at the vesting date) of stock award shares which vested during 2010, 2009 and 2008 was $22 million, $16 million and $30 million, respectively.

Stock Options

Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably)

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

The Company granted 5,260,100 of stock option shares, including restoration stock option shares, during 2010 with a grant date exercise price range of $11 to $15 per share. During 2010, 3,742,700 stock option shares were forfeited (including options that expired unexercised).

The Company’s stock option activity was as follows, shares in millions:

	2010	2009		2008

Option shares outstanding, January 1	36		31		26
Weighted average exercise price	$23		$25		$27
Option shares granted, including restoration options	5		6		6
Weighted average exercise price	$14		$8		$19
Option shares exercised	—		—		—
Aggregate intrinsic value on date of exercise (A)	$1 million	$	– million	$	– million
Weighted average exercise price	$8		$–		$20
Option shares forfeited	4		1		1
Weighted average exercise price	$23		$22		$27
Option shares outstanding, December 31	37		36		31
Weighted average exercise price	$21		$23		$25
Weighted average remaining option term (in years)	6		6		6
Option shares vested and expected to vest, December 31	37		36		31
Weighted average exercise price	$22		$23		$25
Aggregate intrinsic value (A)	$23 million		$31 million	$	– million
Weighted average remaining option term (in years)	6		6		6
Option shares exercisable (vested), December 31	22		21		17
Weighted average exercise price	$25		$26		$26
Aggregate intrinsic value (A)	$4 million	$	– million	$	–million
Weighted average remaining option term (in years)	4		4		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At December 31, 2010, 2009 and 2008, there was $45 million, $41 million and $59 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	STOCK-BASED COMPENSATION – (Continued)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2010	2009	2008

Weighted average grant date fair value	$5.30	$2.28	$3.72
Risk-free interest rate	2.76%	2.60%	3.25%
Dividend yield	2.17%	3.70%	4.96%
Volatility factor	46.03%	39.18%	32.00%
Expected option life	6 years	6 years	6 years

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2010, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Option	Exercise	Number of	Exercise
Prices	Shares	Term	Price	Shares	Price

$8-23	21	7 Years	$15	8	$19
$24-28	6	4 Years	$27	5	$27
$29-32	10	5 Years	$30	9	$30
$33-38	–	4 Years	$34	–	$34

$8-38	37	6 Years	$21	22	$25

Phantom Stock Awards and Stock Appreciation Rights (“SARs”)

The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized expense (income) of $2 million, $3 million and $(2) million related to the valuation of phantom stock awards for 2010, 2009 and 2008, respectively. In 2010, 2009 and 2008, the Company granted 299,650 shares, 318,920 shares and 234,800 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million, $3 million and $5 million, respectively, and paid $1 million, $1 million and $2 million of cash in 2010, 2009 and 2008, respectively, to settle phantom stock awards.

SARs are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon exercise. The Company accounts for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. The Company recognized expense (income) of $1 million, $4 million and $(3) million related to the valuation of SARs for 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the Company granted SARs for 429,300 shares, 438,200 shares and 597,200 shares, respectively, with an aggregate fair value of $2 million, $1 million and $2 million in 2010, 2009 and 2008, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	STOCK-BASED COMPENSATION – (Concluded)

Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock		Stock Appreciation
	Awards		Rights
	At December 31,		At December 31,
	2010	2009	2010	2009

Accrued compensation cost liability	$6	$5	$5	$4
Unrecognized compensation cost	$5	$5	$2	$3
Equivalent common shares	1	1	2	2

M.	EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $37 million and $47 million in 2010, $63 million and $35 million in 2009 and $38 million and $30 million in 2008, respectively.

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

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified

Changes in projected benefit obligation:
Projected benefit obligation at January 1	$806	$152	$758	$147
Service cost	3	–	9	1
Interest cost	45	9	45	9
Participant contributions	1	–	1	–
Actuarial loss (gain), net	61	12	27	9
Foreign currency exchange	(10)	–	9	–
Disposition	–	–	(3)	–
Recognized curtailment loss	(1)	–	(3)	(5)
Benefit payments	(37)	(10)	(37)	(9)

Projected benefit obligation at December 31	$868	$163	$806	$152

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$474	$–	$414	$–
Actual return on plan assets	46	–	74	–
Foreign currency exchange	(3)	–	7	–
Company contributions	31	10	18	9
Participant contributions	1	–	1	–
Disposition	–	–	(1)	–
Expenses, other	(3)	–	(2)	–
Benefit payments	(37)	(10)	(37)	(9)

Fair value of plan assets at December 31	$509	$–	$474	$–

Funded status at December 31:	$(359)	$(163)	$(332)	$(152)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2010		At December 31, 2009
	Qualified	Non-Qualified	Qualified	Non-Qualified

Accrued liabilities	$(3)	$(11)	$(3)	$(10)
Deferred income taxes and other	(356)	(152)	(329)	(142)

Total net liability	$(359)	$(163)	$(332)	$(152)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2010		At December 31, 2009
	Qualified	Non-Qualified	Qualified	Non-Qualified

Net loss	$326	$31	$287	$20
Net transition obligation	1	–	1	–
Net prior service cost	(1)	–	(2)	–

Total	$326	$31	$286	$20

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified

Projected benefit obligation	$868	$163	$797	$152
Accumulated benefit obligation	$866	$163	$793	$152
Fair value of plan assets	$509	$–	$466	$–

The projected benefit obligation was in excess of plan assets for all of the Company’s qualified defined-benefit pension plans at December 31, 2010 and 2009.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	2010		2009		2008
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$3	$–	$9	$1	$14	$2
Interest cost	45	9	45	9	46	9
Expected return on plan assets	(34)	–	(29)	–	(48)	–
Recognized prior service cost	(1)	–	–	–	–	2
Recognized curtailment loss	–	–	3	5	1	–
Recognized net loss	10	–	12	–	1	–

Net periodic pension cost	$23	$9	$40	$15	$14	$13

The Company expects to recognize $11 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2011 related to its defined-benefit pension plans.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

Plan Assets

The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2010	2009

Equity securities	67%	71%
Debt securities	31%	26%
Other	2%	3%

Total	100%	100%

Plan assets included 1.2 million shares for each of the years, of Company common stock valued at $14 million and $16 million at December 31, 2010 and 2009, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010.

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

The following table sets forth by level, within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2010 and 2009, in millions.

	Assets at Fair Value as of December 31,
	2010
	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$261	$19	$–	$280
Limited Partnerships	–	–	64	64
Debt securities	100	57	–	157
Short-term and other investments	8	–	–	8

Total assets at fair value	$369	$76	$64	$509

	Assets at Fair Value as of December 31,
	2009
	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$267	$17	$–	$284
Limited Partnerships	–	–	52	52
Debt securities	97	25	–	122
Short-term and other investments	16	–	–	16

Total assets at fair value	$380	$42	$52	$474

The table below sets forth a summary of changes in the fair value of the qualified defined-benefit pension plan level 3 assets for the year ended December 31, 2010, in millions.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
	Limited Partnerships	Limited Partnerships

Balance, beginning of year	$52	$48
Purchases, sales, issuances and settlements (net)	12	4
Unrealized losses	–	–

Balance, end of year	64	52

Assumptions

Major assumptions used in accounting for the Company’s defined-benefit pension plans were as follows:

	December 31
	2010	2009	2008

Discount rate for obligations	5.30%	5.80%	6.10%
Expected return on plan assets	7.25%	8.00%	8.00%
Rate of compensation increase	1.00%	2.00%	4.00%
Discount rate for net periodic pension cost	5.80%	6.10%	6.25%

The discount rate for obligations for 2010 was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2010 Towers Watson Rate Link Curve. Such rates for the Company’s defined benefit pension plans ranged from 2.30 percent to 5.55 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.0 percent or higher at

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	EMPLOYEE RETIREMENT PLANS – (Continued)

December 31, 2010. The decline in the weighted average discount rate to 5.3 percent in 2010 from 5.8 percent in 2009 was principally the result of lower long-term interest rates in the bond market in 2010. The discount rate for obligations for 2009 was based upon the expected duration of each defined-benefit plan’s liabilities matched to the widely used Citigroup Pension Discount Curve and Liability index for December 31, 2009. The weighted average discount rates in 2010 and 2009 were also affected by the freezing of all future benefit accruals for substantially all of the Company’s domestic qualified and non-qualified defined-benefit plans, which shortened the period of future payments.

The Company determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at December 31, 2010 also considered near term returns, including current market conditions and also that pension assets are long-term in nature. The actual annual rate of return on the Company’s pension plan assets was 4.3 percent and 3.3 percent for the 10-year periods ended December 31, 2010 and 2009, respectively. Although these rates of return are less than the Company’s current expected long-term rate of return on plan assets, the Company notes that these 10-year periods include two significant declines in the equity markets. Accordingly, the Company believes a 7.25 percent expected long-term rate of return is reasonable.

The investment objectives seek to minimize the volatility of the value of the Company’s plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. The Company, based upon discussions with its pension investment advisor, reduced its equity allocation to 70 percent from 80 percent; increased its fixed-income allocation to 25 percent from 10 percent and allocated 5 percent to alternative investments. The revised asset allocation of the investment portfolio was developed with the objective of achieving the Company’s expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. In 2010, the pension investment advisor recommended that, longer term, the Company should achieve the following targeted asset portfolio: 45 percent equities, 25 percent fixed-income, 15 percent global assets (combination of equity and fixed-income) and 15 percent alternative investments (such as private equity, commodities and hedge funds). The Company expects to achieve this allocation by December 31, 2011. This targeted portfolio is expected to yield a long-term rate of return of 7.25 percent.

The fair value of the Company’s plan assets is subject to risk including significant concentrations of risk in the Company’s plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed-income investments which more closely match pension liabilities. Within equity, risk is mitigated by targeting a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.

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

The Company has targeted alternative investments such as hedge funds, private equity funds and commodities that are expected to comprise 15 percent of the pension assets. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 7.25 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio

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

Other

The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $13 million at both December 31, 2010 and 2009.

Cash Flows

At December 31, 2010, the Company expected to contribute approximately $30 million to $35 million to its qualified defined-benefit pension plans to meet ERISA requirements in 2011. The Company also expected to pay benefits of $3 million and $10 million to participants of its unfunded foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2011.

At December 31, 2010, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified	Non-Qualified
	Plans	Plans

2011	$38	$10
2012	$40	$11
2013	$41	$11
2014	$41	$12
2015	$43	$12
2016-2020	$235	$59

N.	SHAREHOLDERS’ EQUITY

In July 2007, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise. At December 31, 2010, the Company had remaining authorization to repurchase up to 27 million shares. During 2010, the Company repurchased and retired three million shares of Company common stock, for cash aggregating $45 million to offset the dilutive impact of the 2010 grant of three million shares of long-term stock awards. The Company repurchased and retired two million common shares in 2009 and nine million common shares in 2008 for cash aggregating $11 million and $160 million in 2009 and 2008, respectively.

On the basis of amounts paid (declared), cash dividends per common share were $.30 ($.30) in 2010, $.46 ($.30) in 2009 and $.925 ($.93) in 2008, respectively. In 2009, the Company decreased its quarterly cash dividend to $.075 per common share from $.235 per common share.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	SHAREHOLDERS’ EQUITY – (Concluded)

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31
	2010	2009

Cumulative translation adjustments	$505	$546
Unrealized gain on marketable securities, net	26	25
Unrecognized prior service cost and net loss, net	(258)	(205)

Accumulated other comprehensive income	$273	$366

The unrealized gain on marketable securities, net, is reported net of income tax expense of $14 million at both December 31, 2010 and 2009. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $105 million at both December 31, 2010 and 2009.

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

The Company’s segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by the Company’s corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based upon operating profit (loss) and, other than general corporate expense, allocates specific corporate overhead to each segment. The evaluation of segment operating profit also excludes the charge for defined-benefit plan curtailment, the charge for litigation settlements, the accelerated stock compensation expense and the (loss) on corporate fixed assets, net.

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)(5)			Operating (Loss) Profit(5)(6)			Assets at December 31 (11)(12)
	2010	2009	2008	2010	2009	2008	2010	2009	2008

The Company’s operations by segment were:
Cabinets and Related Products	$1,464	$1,674	$2,276	$(250)	$(64)	$4	$1,108	$1,382	$1,518
Plumbing Products	2,692	2,564	3,002	331	237	110	1,866	1,815	1,877
Installation and Other Services	1,147	1,256	1,861	(834)	(131)	(46)	1,537	2,339	2,454
Decorative Architectural Products	1,693	1,714	1,629	345	375	299	851	871	878
Other Specialty Products	596	584	716	19	(199)	(124)	1,182	1,197	1,441

Total	$7,592	$7,792	$9,484	$(389)	$218	$243	$6,544	$7,604	$8,168

The Company’s operations by geographic area were:
North America	$5,929	$6,135	$7,482	$(543)	$93	$493	$5,063	$6,113	$6,648
International, principally Europe	1,663	1,657	2,002	154	125	(250)	1,481	1,491	1,520

Total, as above	$7,592	$7,792	$9,484	(389)	218	243	6,544	7,604	8,168

General corporate expense, net (7)				(110)	(140)	(144)
Charge for defined-benefit curtailment (8)				–	(8)	–
Charge for litigation settlements (9)				–	(7)	(9)
Accelerated stock compensation expense (10)				–	(6)	–
Loss on corporate fixed assets, net				–	(2)	–

Operating (loss) profit, as reported				(499)	55	90
Other income (expense), net				(278)	(206)	(283)

Loss from continuing operations before income taxes				$(777)	$(151)	$(193)

Corporate assets							1,596	1,571	1,315

Total assets							$8,140	$9,175	$9,483

				Depreciation and
	Property Additions(5)			Amortization(5)
	2010	2009	2008	2010	2009	2008

The Company’s operations by segment were:
Cabinets and Related Products	$34	$30	$50	$112	$84	$70
Plumbing Products	65	47	72	63	70	72
Installation and Other Services	7	30	45	40	35	23
Decorative Architectural Products	9	7	14	18	18	18
Other Specialty Products	18	7	10	26	28	33

	133	121	191	259	235	216
Unallocated amounts, principally related to corporate assets	4	1	2	20	17	16

Total	$137	$122	$193	$279	$252	$232

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	SEGMENT INFORMATION – (Concluded)

(1)	Included in net sales were export sales from the U.S. of $246 million, $277 million and $275 million in 2010, 2009 and 2008, respectively.

(2)	Intra-company sales between segments represented approximately two percent of net sales in 2010, three percent of net sales in 2009 and one percent of net sales in 2008.

(3)	Included in net sales were sales to one customer of $1,993 million, $2,053 million and $2,058 million in 2010, 2009 and 2008, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $5,618 million, $5,952 million and $7,150 million in 2010, 2009 and 2008, respectively.

(5)	Net sales, operating (loss) profit, property additions and depreciation and amortization expense for 2010, 2009 and 2008 excluded the results of businesses reported as discontinued operations in 2010, 2009 and 2008.

(6)	Included in segment operating (loss) profit for 2010 were impairment charges for goodwill and other intangible assets as follows: Plumbing Products – $1 million; and Installation and Other Services – $720 million. Included in segment operating profit (loss) for 2009 were impairment charges for goodwill as follows: Plumbing Products – $39 million; Other Specialty Products – $223 million. Included in segment operating profit (loss) for 2008 were impairment charges for goodwill and other intangible assets as follows: Cabinets and Related Products – $59 million; Plumbing Products – $203 million; Installation and Other Services – $52 million; and Other Specialty Products – $153 million.

(7)	General corporate expense, net included those expenses not specifically attributable to the Company’s segments.

(8)	During 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. See Note M to the consolidated financial statements.

(9)	The charge for litigation settlement in 2009 relates to a business unit in the Cabinets and Related Products segment. The charge for litigation settlement in 2008 relates to a business unit in the Installation and Other Services segment.

(10)	See Note L to the consolidated financial statements.

(11)	Long-lived assets of the Company’s operations in the U.S. and Europe were $3,684 million and $617 million, $4,628 million and $690 million, and $4,887 million and $770 million at December 31, 2010, 2009 and 2008, respectively.

(12)	Segment assets for 2009 and 2008 excluded the assets of businesses reported as discontinued operations.

P.	OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2010	2009	2008

Income from cash and cash investments	$6	$7	$22
Other interest income	1	2	2
Income from financial investments, net (Note E)	9	3	1
Other items, net	(9)	17	(22)

Total other, net	$7	$29	$3

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	OTHER INCOME (EXPENSE), NET – (Concluded)

Other items, net, included realized foreign currency transaction gains (losses) of $(2) million, $17 million and $(29) million in 2010, 2009 and 2008, respectively, as well as other miscellaneous items.

Q.	INCOME TAXES

		(In Millions)
	2010	2009	2008

(Loss) income from continuing operations before income taxes:
U.S.	$(964)	$(301)	$4
Foreign	187	150	(197)

	$(777)	$(151)	$(193)

Income tax expense (benefit) on (loss) income from continuing operations:
Currently payable:
U.S. Federal	$(24)	$(29)	$6
State and local	22	12	20
Foreign	59	45	68
Deferred:
U.S. Federal	177	(64)	47
State and local	(9)	(2)	4
Foreign	–	(11)	(11)

	$225	$(49)	$134

Deferred tax assets at December 31:
Receivables	$15	$19
Inventories	35	31
Other assets, principally stock-based compensation	119	135
Accrued liabilities	143	171
Long-term liabilities	227	200
Net operating loss carryforward	136	63
Capital loss carryforward	3	–
Tax credit carryforward	12	6

	690	625
Valuation allowance	(462)	(43)

	228	582

Deferred tax liabilities at December 31:
Property and equipment	223	324
Investment in foreign subsidiaries	–	9
Intangibles	323	398
Other, principally notes payable	29	32

	575	763

Net deferred tax liability at December 31	$347	$181

At December 31, 2010 and 2009, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $50 million and $203 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $397 million and $384 million, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES – (Continued)

The accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.

In the fourth quarter of 2010, the Company recorded a $371 million valuation allowance against its U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, the Company considered the weaker retail sales of certain of its building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing the Company to be in a three-year cumulative U.S. loss position. These factors negatively impacted the Company’s ability to utilize previously identified tax-planning strategies that included the potential sale of certain non-core operating assets to support the realization of its U.S. Federal deferred tax assets, since current year losses are heavily weighted in determining if sufficient income would exist in the carryforward period to realize the benefit of the strategies.

Recording the valuation allowance does not restrict the Company’s ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

A rebound in the U.S. housing market from the current historic lows and retail sales of building products improving from their current levels should have a positive impact on the Company’s operating results in the U.S. A return to sustained profitability in the U.S. should result in objective positive evidence thereby warranting consideration of our previously identified tax-planning strategies and the potential reversal of all or a portion of the valuation allowance.

The $228 million of deferred tax assets at December 31, 2010, for which there is no valuation allowance recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2010.

The valuation allowance of $43 million as of December 31, 2009 consisted of certain state and foreign net operating loss carryforward and other deferred tax asset balances that the Company believes would not be realized in future periods primarily due to the recent history of losses of certain subsidiaries.

Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2010 and 2009, $143 million and $65 million will expire between 2019 and 2030 and $5 million and $4 million is unlimited, respectively. The capital loss carryforward of $3 million at December 31, 2010 will expire in 2015.

A $9 million deferred tax liability has been provided at December 31, 2009 on the undistributed earnings of certain foreign subsidiaries as such earnings are intended to be repatriated in the foreseeable future. A tax provision has not been provided at December 31, 2010 for U.S. income taxes or additional foreign withholding taxes on approximately $60 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES – (Continued)

liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on (loss) income from continuing operations was as follows:

	2010	2009	2008

U.S. federal statutory tax rate – (benefit)	(35)%	(35)%	(35)%
State and local taxes, net of U.S. Federal tax benefit	1	4	8
Lower taxes on foreign earnings	(1)	(11)	(11)
Foreign uncertain tax positions	—	(5)	—
Change in U.S. and foreign taxes on distributed and undistributed foreign earnings, including the impact of foreign tax credit	—	5	35
Goodwill impairment charges providing no tax benefit	17	10	73
U.S. Federal valuation allowance	48	—	—
Other, net	(1)	(1)	(1)

Effective tax rate – expense (benefit)	29%	(33)%	69%

During 2010, the Company recorded pre-tax impairment charges for goodwill and other intangible assets of $721 million ($593 million after-tax) that increased the effective tax rate as a portion of the impairment charges did not provide a tax benefit. In addition, the Company recorded a $371 million income tax expense related to a valuation allowance on its U.S. Federal deferred tax assets. Excluding the effects of these items, the Company’s effective tax rate in 2010 was approximately a 32% tax benefit on its 2010 pre-tax loss.

During 2009, the Company reversed an accrual for uncertain tax positions of approximately $8 million related to a withholding tax issue from a formerly held European company due to a favorable court decision which resulted in a decrease in the effective tax rate. In addition, the Company recorded pre-tax impairment charges for goodwill of $262 million ($180 million after-tax) in 2009 that increased the effective tax rate as a portion of the impairment charges did not provide a tax benefit. Excluding the effects of these items, the Company’s effective tax rate in 2009 was approximately 37 percent.

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

Income taxes paid were $47 million, $25 million and $117 million in 2010, 2009 and 2008, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	INCOME TAXES – (Concluded)

A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows:

		(In Millions)
	Uncertain	Interest and
	Tax Positions	Penalties	Total

Balance at January 1, 2009	$81	$25	$106
Current year tax positions:
Additions	5		5
Reductions	(1)		(1)
Prior year tax positions:
Additions	7		7
Reductions	(8)		(8)
Settlements with tax authorities	(13)	(3)	(16)
Lapse of applicable statute of limitations	(6)		(6)
Interest and penalties recognized in income tax expense		(1)	(1)

Balance at December 31, 2009	$65	$21	$86

Current year tax positions:
Additions	6		6
Prior year tax positions:
Additions	18		18
Reductions	(5)		(5)
Settlements with tax authorities	(3)	(1)	(4)
Lapse of applicable statute of limitations	(10)		(10)
Interest and penalties recognized in income tax expense		3	3

Balance at December 31, 2010	$71	$23	$94

If recognized, $47 million and $44 million of the liability for uncertain tax positions at December 31, 2010 and 2009, respectively, net of any U.S. Federal tax benefit, would impact the Company’s effective tax rate.

At December 31, 2010 and 2009, $97 and $87 million of the total liability for uncertain tax positions, including related interest and penalties, is recorded in deferred income taxes and other, $5 and $8 million is recorded in accrued liabilities and $8 and $9 million is recorded in other assets, respectively.

The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Company continues to participate in the Compliance Assurance Program (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service (“IRS”), working in conjunction with the Company, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2009. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2000.

As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $7 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2010	2009	2008

Numerator (basic and diluted):
Loss from continuing operations	$(1,043)	$(140)	$(366)
Allocation to unvested restricted stock awards	(3)	(3)	(7)

Loss from continuing operations attributable to common shareholders	(1,046)	(143)	(373)
Loss from discontinued operations, net	—	(43)	(25)

Net loss available to common shareholders	$(1,046)	$(186)	$(398)

Denominator:
Basic common shares (based on weighted average)	349	351	353
Add:
Contingent common shares	—	—	—
Stock option dilution	—	—	—

Diluted common shares	349	351	353

Effective January 1, 2009, the Company adopted accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This new accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in the Company’s diluted share calculation using the treasury stock method. For the years ended December 31, 2010, 2009 and 2008, the Company allocated dividends to the unvested restricted stock awards (participating securities).

At December 31, 2010, 2009 and 2008, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2010, 2009 and 2008 did not exceed the equivalent accreted value of the Notes.

Additionally, 37 million common shares, 36 million common shares and 31 million common shares for 2010, 2009 and 2008, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (10 million and nine million common shares at December 31, 2010 and 2009, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

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

During the second half of 2004, the same counsel who commenced the initial action in Atlanta filed six additional lawsuits on behalf of several of Masco’s competitors in the insulation installation business. The plaintiffs then dismissed all of these lawsuits and, represented by the same counsel, filed another action in the same federal court as a putative class action against the Company, a number of its insulation installation companies and certain of their suppliers. All of the Company’s suppliers, who were co-defendants in this lawsuit, have settled this case. On February 9, 2009, the federal court in Atlanta issued an Opinion in which the Court certified a class of 377 insulation contractors. In its Opinion, the Court also ruled on various other motions. Two additional lawsuits, seeking class action status and alleging anticompetitive conduct, were filed against the Company and a number of its insulation suppliers. One of these lawsuits was filed in a Florida state court and has been dismissed by the court with prejudice. The other lawsuit was filed in federal court in northern California and was subsequently transferred to federal court in Atlanta, Georgia. This case has been administratively stayed by the court. The Company is vigorously defending the pending active case. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which has been the subject of the above-described lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment. There cannot be any assurance that the Company will ultimately prevail in the remaining lawsuits or, if unsuccessful, that the ultimate liability would not be material and would not have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.	OTHER COMMITMENTS AND CONTINGENCIES – (Concluded)

Changes in the Company’s warranty liability were as follows, in millions:

	2010	2009

Balance at January 1	$109	$119
Accruals for warranties issued during the year	42	32
Accruals related to pre-existing warranties	(4)	5
Settlements made (in cash or kind) during the year	(37)	(44)
Other, net (including currency translation)	(3)	(3)

Balance at December 31	$107	$109

Investments

With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2010, commitments to contribute up to $33 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

		(In Millions, Except Per Common Share Data)
	Total	Quarters Ended
	Year	December 31	September 30	June 30	March 31

2010
Net sales	$7,592	$1,735	$1,957	$2,048	$1,852
Gross profit	$1,840	$308	$494	$546	$492
(Loss) income from continuing operations	$(1,043)	$(1,034)	$(5)	$3	$(7)
Net (loss) income	$(1,043)	$(1,034)	$(5)	$3	$(7)
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(3.00)	$(2.96)	$(.02)	$.01	$(.02)
Net (loss) income	$(3.00)	$(2.96)	$(.02)	$.01	$(.02)
Diluted:
(Loss) income from continuing operations	$(3.00)	$(2.96)	$(.02)	$.01	$(.02)
Net (loss) income	$(3.00)	$(2.96)	$(.02)	$.01	$(.02)
2009
Net sales	$7,792	$1,898	$2,084	$2,013	$1,797
Gross profit	$2,018	$495	$567	$543	$413
(Loss) income from continuing operations	$(140)	$(173)	$51	$67	$(85)
Net income (loss)	$(183)	$(185)	$28	$55	$(81)
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(.41)	$(.49)	$.14	$.19	$(.24)
Net (loss) income	$(.53)	$(.53)	$.08	$.15	$(.23)
Diluted:
(Loss) income from continuing operations	$(.41)	$(.49)	$.14	$.19	$(.24)
Net (loss) income	$(.53)	$(.53)	$.08	$.15	$(.23)

(Loss) earnings per common share amounts for the four quarters of 2010 and 2009 may not total to the earnings per common share amounts for the years ended December 31, 2010 and 2009 due to the allocation of income to unvested stock awards.

The first, second and third quarters of 2009 have been recast to reflect the Company’s sale of a business unit (discontinued operation) in the fourth quarter of 2009.

Fourth quarter 2010 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $593 million after tax ($721 million pre-tax). Fourth quarter 2010 loss from continuing operations and net loss include a valuation allowance on net U.S. deferred tax assets of $371 million. Income (loss) from continuing operations and net (loss) income include after-tax impairment charges for financial investments of $21 million ($33 million pre-tax) and $– million ($1 million pre-tax) in the second and fourth quarters of 2010, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	INTERIM FINANCIAL INFORMATION (UNAUDITED) – (Concluded)

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2010. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in this Report under Item 8. Financial Statements and Supplementary Data, under the heading, “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference. The report of our independent registered public accounting firm is also included under Item 8, under the heading, “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.

The Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Masco Contractor Services, one of the Company’s larger business units. This new system represents a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

In February 2010, the Company announced plans to combine Masco Builder Cabinet Group and Masco Retail Cabinet Group to form Masco Cabinetry. The Company has combined these business units in order to realize planned efficiency gains.

The system implementation and business integration are designed, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of various business processes. However, these business process initiatives are significant in scale and complexity and have resulted in modifications to certain internal controls.

Item 9B.	Other Information.

On February 11, 2011, the Company entered into an amendment (deemed to be effective and applicable as of December 31, 2010) of its Credit Agreement with its bank group (the “Amendment”). The Amendment provides for the add-back to shareholders’ equity in the Company’s maximum debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on the Company’s deferred tax assets included in income tax expense, each taken in 2010, which aggregate $986 million after tax. The Amendment also permits the Company to add-back, if incurred, up to $350 million in the aggregate of future non-cash charges. We currently have borrowing capacity approximating $1 billion available under the Credit Agreement.

Affiliates of The Bank of New York Mellon, a lender under the Credit Agreement, act as the Company’s transfer agent and as trustee under the Company’s indentures. In the ordinary course of their respective businesses, various lenders that are parties to the Credit Agreement or their affiliates have performed investment banking, commercial banking and other financial services for the Company and its affiliates, including acting as lenders under various loan facilities and as underwriters in offerings of the Company’s securities.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Business Ethics applies to all employees, officers and directors including the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer, and is posted on the Company’s website at www.masco.com. Other information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed on or before April 1, 2011, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed on or before April 1, 2011, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed on or before April 1, 2011, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed on or before April 1, 2011, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed on or before April 1, 2011, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Listing of Documents.

(1)	Financial Statements. The Company’s consolidated financial statements included in Item 8 hereof, as required at December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 2010, 2009 and 2008, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

See separate Exhibit Index beginning on pages   .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/s/ Timothy Wadhams Timothy Wadhams	President, Chief Executive Officer and Director
Principal Financial Officer:
/s/ John G. Sznewajs John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer

Principal Accounting Officer:

/s/ William T. Anderson William T. Anderson	Vice President – Controller
/s/ Dennis W. Archer Dennis W. Archer	Director
/s/ Thomas G. Denomme Thomas G. Denomme	Director
/s/ Anthony F. Earley, Jr. Anthony F. Earley, Jr.	Director	February 18, 2011
/s/ Verne G. Istock Verne G. Istock	Director
/s/ J. Michael Losh J. Michael Losh	Director
/s/ Richard A. Manoogian Richard A. Manoogian	Chairman
/s/ Lisa A. Payne Lisa A. Payne	Director
Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2010, 2009 and 2008

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2010	$75	$16	$—	(a)	$(26	) (b)	$65

2009	$75	$30	$(1	) (a)	$(29	) (b)	$75

2008	$85	$37	$(2	) (a)	$(45	) (b)	$75

Valuation allowance on deferred tax assets:
2010	$43	$400	$19	(c)	$—		$462

2009	$15	$28	$—		$—		$43

2008	$9	$6	$—		$—		$15

(a)	Allowance of companies acquired and companies disposed of, net.

(b)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(c)	Valuation allowance on deferred tax assets recorded in other comprehensive income.

EXHIBIT INDEX

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

3	.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto.					X
3	.ii	Bylaws of Masco Corporation, as Amended and Restated June 2, 2007.	8-K	3	.ii	06/06/2007
4	.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Director’s resolutions establishing Masco Corporation’s:	2006 10-K	4	.a.i	02/27/2007
		(i) 7 1/8% Debentures Due August 15, 2013;	2008 10-K	4	.a.i(i)	02/17/2009
		(ii) 6.625% Debentures Due April 15, 2018; and	2008 10-K	4	.a.i(ii)	02/17/2009
		(iii) 7 3/4% Debentures Due August 1, 2029.	2009 10-K	4	.a.i(iii)	02/16/2010
4	.a.ii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.	2009 10-K	4	.a.iii	02/16/2010
4	.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors’ Resolutions establishing Masco Corporation’s:	2006 10-K	4	.b.i	02/27/2007
		(i) 5 7/8% Notes Due July 15, 2012;	2007 10-K	4	.b.i(i)	02/22/2008
		(ii) 6 1/2% Notes Due August 15, 2032;	2007 10-K	4	.b.i(ii)	02/22/2008
		(iii) 4.80% Notes Due June 15, 2015;					X
		(iv) 6.125% Notes Due October 3, 2016;	2006 10-K	4	.b.i(vi)	02/27/2007
		(v) 5.85% Notes Due 2017; and	10-Q	4	.b.ii	05/03/2007
		(vi) 7.125% Notes Due 2020.					X
4	.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Company, N.A., as Trustee.	2006 10-K	4	.b.iii	02/27/2007
4	.b.iii	Second Supplemental Indenture dated as of December 23, 2004 to the Indenture dated February 12, 2001 by and between Masco Corporation and J.P. Morgan Trust Company, National Association, as Trustee (including form of Zero Coupon Convertible Senior Note, Series B due 2031).	2009 10-K	4	.b.iii	02/16/2010

			Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

4	.c.	Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe, S.à.r.l. as borrowers, the banks party thereto, as lenders, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent and Royal Bank of Canada, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch as Co-Documentation Agents and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Joint Bookrunners and Joint Lead Arrangers.	8-K	4.1		06/25/2010
Note:		Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
Note:		Exhibits 10.a through 10.j constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10	.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006):	2006 10-K	10	.a	02/27/2007
		(i) Forms of Restricted Stock Award Agreement
		(A) for awards prior to January 1, 2005 and	2009 10-K	10	.a.(i)(A)	02/16/2010
		(B) for awards on and after January 1, 2005;	2009 10-K	10	.a.(i)(B)	02/16/2010
		(ii) Form of Restoration Stock Option;	2009 10-K	10	.a(ii)	02/16/2010
		(iii) Form of Stock Option Grant;	2009 10-K	10	.a(iii)	02/16/2010
		(iv) Form of Stock Option Grant for Non-Employee Directors; and	2009 10-K	10	.a(iv)	02/16/2010
		(v) Form of Amendment to Award Agreements.					X
10	.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):					X
		(i) Form of Restricted Stock Award;					X
		(ii) Form of Stock Option Grant;					X
		(iii) Form of Restoration Stock Option; and					X
		(iv) Form of Stock Option Grant for Non-Employee Directors.					X
10	.b.ii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (Amended October 2010):	10-Q	10		10/28/2010
		(i) Form of Restricted Stock Award Agreement.	2007 10-K	10	.b.ii(i)	02/22/2008
10	.b.iii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (for awards prior to October 2010):	2007 10-K	10	.b.iii	02/22/2008
		(i) Form of Restricted Stock Award Agreement; and	2007 10-K	10	.b.ii(i)
		(ii) Form of Stock Option Grant Agreement.	2007 10-K	10	.b.ii(ii)	02/22/2008

Incorporated By Reference
Exhibit						Filing	Filed
No.		Exhibit Description	Form	Exhibit		Date	Herewith

10	.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto:	2008 10-K	10	.c	02/17/2009
		(i) William T. Anderson (includes amendment freezing benefit accruals)					X
		(ii) Donald J. DeMarie (includes amendment freezing benefit accruals)					X
		(iii) Richard A. Manoogian					X
		(iv) John G. Sznewajs (includes amendment freezing benefit accruals)					X
		(v) Timothy Wadhams (includes amendment freezing benefit accruals)					X
10	.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005):					X
		(i) Form of Restricted Stock Award Agreement;					X
		(ii) Form of Stock Option Grant; and					X
		(iii) Form of Amendment to Award Agreements.					X
10	.e	Other compensatory arrangements for executive officers.	2008 10-K	10	.e	02/17/2009
10	.f	Masco Corporation 2004 Restricted Stock Award Program.	2009 10-K	10	.f	02/16/2010
10	.g	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010).					X
10	.h	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	10-Q	10		07/30/2009
10	.i	Shareholders Agreement, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, and the Heartland Entities listed therein and the Other Shareholders named therein or added as parties thereto from time to time.	2006 10-K	10	.j	02/27/2007
10	.j	Amendment No. 1, dated as of August 31, 2006, to Shareholders Agreement, as amended and restated as of July 19, 2002, by and among Trimas Corporation, Metaldyne Company LLC, Heartland Industrial Partners, L.P. and the Heartland Entities listed therein and the parties identified on the signature pages thereto as “Metaldyne Shareholder Parties.”	2006 10-K	10	.k	02/27/2007
12		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.					X
21		List of Subsidiaries.					X
23		Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule.					X

Incorporated By Reference
Exhibit					Filing	Filed
No.		Exhibit Description	Form	Exhibit	Date	Herewith

31	.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31	.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
100		XBRL-Related Documents.				X
101		Interactive Date File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.