Form 10-Q
period 2011-03-31
MASCO CORP /DE/
filed 2011-04-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                      ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 25, 2011
Common stock, par value $1.00 per share	358,100,000

MASCO CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	3

Consolidated Statements of Shareholders’ Equity — March 31, 2011 and December 31, 2010	4

Notes to Condensed Consolidated Financial Statements	5-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24-26

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signature
EX-4
EX-12
EX-31.A
EX-31.B
EX-32
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2011 and December 31, 2010
(In Millions, Except Share Data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash investments	$1,505	$1,715
Receivables	1,113	888
Prepaid expenses and other	138	129
Inventories:
Finished goods	463	393
Raw material	265	246
Work in process	111	93

	839	732

Total current assets	3,595	3,464

Property and equipment, net	1,719	1,737
Goodwill	2,395	2,383
Other intangible assets, net	268	269
Other assets	269	287

Total assets	$8,246	$8,140

LIABILITIES
Current liabilities:
Notes payable	$66	$66
Accounts payable	787	602
Accrued liabilities	773	819

Total current liabilities	1,626	1,487

Long-term debt	4,030	4,032
Deferred income taxes and other	1,040	1,039

Total liabilities	6,696	6,558

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2011 — 347,500,000; 2010 — 348,600,000	348	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2011 — None; 2010 — None	—	—
Paid-in capital	21	42
Retained earnings	647	720
Accumulated other comprehensive income	310	273

Total Masco Corporation’s shareholders’ equity	1,326	1,384
Noncontrolling interest	224	198

Total equity	1,550	1,582

Total liabilities and equity	$8,246	$8,140

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(In Millions Except Per Common Share Data)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,772	$1,852
Cost of sales	1,347	1,360

Gross profit	425	492

Selling, general and administrative expenses	404	414

Operating profit	21	78

Other income (expense), net:
Interest expense	(63)	(58)
Other, net	21	2

	(42)	(56)

(Loss) income before income taxes	(21)	22
Income taxes	13	18

Net (loss) income	(34)	4
Less: Net income attributable to noncontrolling interest	(12)	(11)

Net loss attributable to Masco Corporation	$(46)	$(7)

Loss per common share attributable to Masco Corporation:
Basic:
Net loss	$(.13)	$(.02)

Diluted:
Net loss	$(.13)	$(.02)

Amounts attributable to Masco Corporation:
Net loss	$(46)	$(7)

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(In Millions)

	Three Months Ended
	March 30,
	2011	2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$41	$92
(Increase) in receivables	(220)	(180)
(Increase) in inventories	(93)	(72)
Increase in accounts payable and accrued liabilities, net	112	40

Net cash for operating activities	(160)	(120)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	—	2
Payment of debt	—	(1)
Credit Agreement costs	(1)	—
Issuance of Notes, net of issuance costs	—	494
Retirement of Notes	—	(300)
Purchase of Company common stock	(30)	(45)
Cash dividends paid	(27)	(27)

Net cash (for) from financing activities	(58)	123

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(29)	(26)
Proceeds from disposition of:
Marketable securities	14	—
Other financial investments	5	1
Property and equipment	2	3
Purchases of other financial investments	(6)	—
Other, net	—	(6)

Net cash for investing activities	(14)	(28)

Effect of exchange rate changes on cash and cash investments	22	(10)

CASH AND CASH INVESTMENTS:
Decrease for the period	(210)	(35)
At January 1	1,715	1,413

At March 31	$1,505	$1,378

See notes to condensed consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the periods ended March 31, 2011 and March 31, 2010
(In Millions, Except Per Share Data)

					Accumulated
		Common			Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest
Balance, January 1, 2010	$2,817	$350	$42	$1,871	$366	$188

Net (loss) income	4			(7)		11
Cumulative translation adjustments	(56)				(42)	(14)
Unrealized gain on marketable securities, net of income tax of $—	(1)				(1)
Unrecognized prior service cost and net loss, net of income tax of $1	2				2

Total comprehensive loss	(51)
Shares issued	(1)	1	(2)
Shares retired:
Repurchased	(45)	(3)	(42)
Surrendered (non-cash)	(5)		(5)
Cash dividends declared	(27)			(27)
Stock-based compensation	15		15

Balance, March 31, 2010	$2,703	$348	$8	$1,837	$325	$185

Balance, January 1, 2011	1,582	349	42	720	273	198
Net (loss) income	(34)			(46)		12
Cumulative translation adjustments	61				47	14
Unrealized gain on marketable securities, net of income tax of $—	(13)				(13)
Unrecognized prior service cost and net loss, net of income tax of $—	3				3

Total comprehensive income	17
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(7)	(1)	(6)
Cash dividends declared	(27)			(27)
Stock-based compensation	15		15

Balance, March 31, 2011	$1,550	$348	$21	$647	$310	$224

See notes to consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, the Company adopted new accounting guidance which addresses how to determine whether a sales arrangement involves multiple deliverables or contains more than one unit of accounting, and how the sales arrangement consideration should be allocated among the separate units of accounting. The Company evaluated this new guidance and the adoption did not have an impact on the Company’s financial position or its results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	The changes in the carrying amount of goodwill for the three months ended March 31, 2011, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Mar. 31, 2011	Losses	Mar. 31, 2011
Cabinets and Related Products	$590	$(364)	$226
Plumbing Products	545	(340)	205
Installation and Other Services	1,819	(762)	1,057
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,228	$(1,833)	$2,395

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2010	Losses	Dec. 31, 2010	Other(A)	Mar. 31, 2011
Cabinets and Related Products	$587	$(364)	$223	$3	$226
Plumbing Products	536	(340)	196	9	205
Installation and Other Services	1,819	(762)	1,057	—	1,057
Decorative Architectural Products	294	—	294	—	294
Other Specialty Products	980	(367)	613	—	613

Total	$4,216	$(1,833)	$2,383	$12	$2,395

(A)	Other principally includes the effect of foreign currency translation.
Other indefinite-lived intangible assets were $185 million at both March 31, 2011 and December 31, 2010, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $83 million (net of accumulated amortization of $76 million) at March 31, 2011 and $84 million (net of accumulated amortization of $75 million) at December 31, 2010, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	Depreciation and amortization expense was $75 million and $60 million, respectively, for the three months ended March 31, 2011 and 2010.
D.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2011	2010
Auction rate securities	$22	$22
Marketable securities	5	—
TriMas Corporation common stock	27	40

Total recurring investments	54	62

Private equity funds	105	106
Other investments	11	13

Total non-recurring investments	116	119

Total	$170	$181

The Company’s investments in available-for-sale securities at March 31, 2011 and December 31, 2010 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
March 31, 2011	$26	$28	$—	$54

December 31, 2010	$22	$40	$—	$62
Recurring Fair Value Measurements. Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Mar. 31,	Prices	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$22	$—	$—	$22
Marketable securities	5	5	—	—
TriMas Corporation	27	27	—	—

Total	$54	$32	$—	$22

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$22	$—	$—	$22
TriMas Corporation	40	40	—	—

Total	$62	$40	$—	$22

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D – continued:
The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.
The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the three months ended March 31, 2011 and the year ended December 31, 2010, in millions:

Auction Rate
Securities
Fair value January 1, 2011	$22
Total losses included in earnings	—
Unrealized (losses)	—
Purchases	—
Settlements	—
Transfer from Level 3 to Level 2	—

Fair value at March 31, 2011	$22

During 2010, the Company converted all of its holdings in Asahi Tec preferred stock into common stock, which was sold in its entirety in 2010 in open market transactions.

	Asahi Tec	Auction Rate
	Preferred Stock	Securities	Total
Fair value January 1, 2010	$71	$22	$93
Total losses included in earnings	(28)	—	(28)
Unrealized losses	(23)	—	(23)
Purchases, issuances, settlements	—	—	—
Transfers from Level 3 to Level 2	(20)	—	(20)

Fair value at December 31, 2010	$—	$22	$22

Non-Recurring Fair Value Measurements. For the three months ended March 31, 2011 and 2010, the Company did not measure any financial investments on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds. Financial investments measured at fair value on a non-recurring basis during 2010 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$2	$—	$—	$2	$(4)
Other private investments	—	—	—	—	(2)

	$2	$—	$—	$2	$(6)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D – concluded:
The Company did not have any transfers between Level 1 and Level 2 financial assets in the first quarter of 2011 or in the full-year 2010.
Income from financial investments, net, was $17 million for the three months ended March 31, 2011, related to the sale of TriMas common stock ($14 million) and a distribution from private equity funds ($3 million).
The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at March 31, 2011 was approximately $4.2 billion, compared with the aggregate carrying value of $4.1 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2010 was approximately $4.2 billion, compared with the aggregate carrying value of $4.1 billion.
E.	During 2011 and 2010, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At March 31, 2011, the Company had recorded losses of $8 million on the foreign currency exchange contracts, which is partially offset by gains related to the translation of loans and accounts denominated in non-functional currencies. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months ended March 31, 2011 and 2010, the Company had recorded (losses) gains net of $(4) million and $4 million, respectively, related to these foreign currency exchange contracts.
During 2011 and 2010, the Company, including certain European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded liabilities of $1 million and $3 million to reflect contract prices at March 31, 2011 and December 31, 2010, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the three months ended March 31, 2011 and 2010, the Company had recorded gains (losses) net of $2 million and $(1) million, respectively, related to these foreign currency exchange contracts.
In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.
During 2011 and 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Based upon period-end market prices, the Company had recorded assets of $7 million to reflect contract prices at both March 31, 2011 and December 31, 2010, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold. For the three months ended March 31, 2011, there were no gains or losses related to these contracts.
The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
F.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2011	December 31, 2010
Balance at January 1	$107	$109
Accruals for warranties issued during the period	7	42
Accruals related to pre-existing warranties	3	(4)
Settlements made (in cash or kind) during the period	(10)	(37)
Other, net	—	(3)

Balance at end of period	$107	$107

G.	Based on the limitations of the debt to total capitalization covenant, at March 31, 2011, the Company had additional borrowing capacity, subject to availability, of up to $984 million. Additionally, at March 31, 2011, the Company could absorb a reduction to shareholders’ equity of approximately $530 million, and remain in compliance with the debt to total capitalization covenant.
In order to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at March 31, 2011.
H.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At March 31, 2011, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended
	March 31,
	2011	2010

Long-term stock awards	$10	$10
Stock options	5	5
Phantom stock awards and stock appreciation rights	3	3

Total	$18	$18

Income tax benefit	$7	$7

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H – continued:
Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.
The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2011	2010
Unvested stock award shares at January 1	10	9
Weighted average grant date fair value	$19	$21

Stock award shares granted	2	3
Weighted average grant date fair value	$13	$14

Stock award shares vested	1	1
Weighted average grant date fair value	$19	$23

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$19

Unvested stock award shares at March 31	11	11
Weighted average grant date fair value	$17	$19
At March 31, 2011 and 2010, there was $145 million and $158 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of five years and six years, respectively.
The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2011 and 2010 was $23 million and $17 million, respectively.
Stock Options
Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
The Company granted 2,372,500 of stock option shares in the three months ended March 31, 2011 with a grant date exercise price approximating $13 per share. In the first three months of 2011, 209,750 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H – continued:
The Company’s stock option activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2011		2010
Option shares outstanding, January 1	37		36
Weighted average exercise price	$21		$23

Option shares granted, including restoration options	2		5
Weighted average exercise price	$13		$14

Option shares exercised	—		—
Aggregate intrinsic value on date of exercise (A)	$1	million	$—	million
Weighted average exercise price	$8		$8

Option shares forfeited	—		2
Weighted average exercise price	$23		$24

Option shares outstanding, March 31	39		39
Weighted average exercise price	$21		$21
Weighted average remaining option term (in years)	6		6

Option shares vested and expected to vest, March 31	39		38
Weighted average exercise price	$21		$21
Aggregate intrinsic value (A)	$33	million	$48	million
Weighted average remaining option term (in years)	6		6

Option shares exercisable (vested), March 31	24		20
Weighted average exercise price	$24		$25
Aggregate intrinsic value (A)	$11	million	$8	million
Weighted average remaining option term (in years)	4		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At March 31, 2011 and 2010, there was $51 million and $63 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in both 2011 and 2010.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H – concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Three Months Ended
	March 31,
	2011		2010
Weighted average grant date fair value	$5.10		$5.30
Risk-free interest rate	2.72%		2.77%
Dividend yield	2.34%		2.17%
Volatility factor	49.00%		46.00%
Expected option life	6	years	6	years
I.	The Company sponsors qualified defined-benefit or defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.
During the three months ended March 31, 2011, the Company adjusted certain employee expense related accruals which resulted in a $5 million reduction to expenses related to the fourth quarter of 2010. The effect was not material to the previously issued financial statements.
Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.
Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended March 31,
	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	11	2	11	2
Expected return on plan assets	(8)	—	(8)	—
Amortization of prior service cost	—	—	—	—
Recognized curtailment loss	—	—	—	—
Amortization of net loss	2	—	2	—

Net periodic pension cost	$6	$2	$6	$2

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note I – concluded:
At December 31, 2010, the Company reported a net liability of $522 million, of which $163 million was related to our non-qualified, supplemental retirement plans, which are not subject to the funding requirements of the Pension Protection Act. In accordance with the Pension Protection Act of 2006, the Adjusted Funding Target Attainment Percentage (“AFTAP”) for the various defined-benefit pension plans ranges from 62 percent to 86 percent. At December 31, 2010, the Company had one plan that offered accelerated benefits (i.e., lump sum distributions) and the AFTAP for that plan is less than 80 percent; therefore, the plan is prohibited from allowing participants to receive any lump sum distribution in excess of 50 percent of the benefit value. In addition, plan amendments increasing benefits or liabilities for that plan are also prohibited.
J.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2011	2010	2011	2010
	Net Sales (A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$307	$403	$(50)	$(15)
Plumbing Products	710	663	84	84
Installation and Other Services	254	273	(40)	(42)
Decorative Architectural Products	375	389	69	87
Other Specialty Products	126	124	(10)	(6)

Total	$1,772	$1,852	$53	$108

The Company’s operations by geographic area were:
North America	$1,333	$1,430	$11	$64
International, principally Europe	439	422	42	44

Total	$1,772	$1,852	53	108

General corporate expense, net			(32)	(30)

Operating profit			21	78
Other income (expense), net			(42)	(56)

(Loss) income before income taxes			$(21)	$22

(A)	Inter-segment sales were not material.
K.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2011	2010
Income from cash and cash investments	$2	$1
Income from financial investments, net (Note D)	17	—
Other items, net	2	1

Total other, net	$21	$2

Other items, net, included $2 million and $(1) million of currency gains (losses) for the three months ended March 31, 2011 and 2010, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
L.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2011	2010
Numerator (basic and diluted):
Net loss	$(46)	$(7)
Dividends on restricted stock awards	(1)	(1)

Net loss attributable to common shareholders	$(47)	$(8)

Net loss available to common shareholders	$(47)	$(8)

Denominator:
Basic common shares (based upon weighted average)	349	350
Add:
Contingent common shares	—	—
Stock option dilution	—	—

Diluted common shares	349	350

For the three months ended March 31, 2011 and 2010, the Company allocated dividends to the unvested restricted stock awards (participating securities).
At March 31, 2011 and 2010, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at March 31, 2011 and 2010 did not exceed the equivalent accreted value of the Notes.
Additionally, 39 million common shares for both the three months ended March 31, 2011 and 2010, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.
In the first three months of 2011, the Company granted two million shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired approximately two million shares of Company common stock, for cash aggregating $30 million. At March 31, 2011, the Company had 25 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.
On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.075 ($.075), respectively, for the three months ended March 31, 2011 and 2010.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
M.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.
As previously disclosed, a lawsuit was brought against the Company and a number of its insulation installation companies alleging that certain of their practices violated provisions of the federal antitrust laws. The case was filed in October 2004 in the United States District Court for the Northern District of Georgia by Columbus Drywall & Insulation, Inc., Leo Jones Insulation, Inc., Southland Insulators, Inc., Southland Insulators of Maryland, Inc. d/b/a Devere Insulation, Southland Insulators of Delaware LLC d/b/a Delmarva Insulation, and Whitson Insulation Company of Grand Rapids, Inc. against the Company, its subsidiaries Masco Contractors Services Group Corp., Masco Contractor Services Central, Inc. (“MCS Central”) and Masco Contractor Services East, Inc., and several insulation manufacturers (the “Columbus Drywall case”). In February 2009, the court certified a class of 377 insulation contractors. Another suit was filed in March 2003 in the United States District Court for the Northern District of Georgia by Wilson Insulation Company, Wilson Insulation of Augusta, Inc. and The Wilson Insulation Group, Inc. against the Company, Masco Contractor Services, Inc., and MCS Central that alleged anticompetitive conduct. This case has been removed from the court’s active docket. In March 2007, Albert Von Der Werth and Valerie Good filed suit in the United States District Court for the Northern District of California against the Company, its subsidiary Masco Contractor Services, and several insulation manufacturers seeking class action status and alleging anticompetitive conduct. This case was subsequently transferred to the United States District Court for the Northern District of Georgia and has been administratively stayed by the court. An additional suit, which was filed in September 2005 and alleged anticompetitive conduct, was dismissed with prejudice in December 2006.
The Company is vigorously defending the Columbus Drywall case. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which is the subject of the above-described lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment. There cannot be any assurance that the Company will ultimately prevail in these lawsuits, or, if unsuccessful, that the ultimate liability would not be material and would not have a material adverse effect on its businesses or the methods used by its insulation installation companies in doing business.
N.	In the first quarter of 2011, the Company incurred income tax expense of $13 million on a pre-tax loss of $(21) million, primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.
As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $7 million.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2011 VERSUS FIRST QUARTER 2010
SALES AND OPERATIONS
     The following table sets forth our net sales and operating profit (loss) margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent (Decrease)
	March 31,		Increase
	2011	2010	2011 vs. 2010
Net Sales:
Cabinets and Related Products	$307	$403	(24%)
Plumbing Products	710	663	7%
Installation and Other Services	254	273	(7%)
Decorative Architectural Products	375	389	(4%)
Other Specialty Products	126	124	2%

Total	$1,772	$1,852	(4%)

North America	$1,333	$1,430	(7%)
International, principally Europe	439	422	4%

Total	$1,772	$1,852	(4%)

	Three Months Ended
	March 31,
	2011	2010
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(16.3%)	(3.7%)
Plumbing Products	11.8%	12.7%
Installation and Other Services	(15.7%)	(15.4%)
Decorative Architectural Products	18.4%	22.4%
Other Specialty Products	(7.9%)	(4.8%)

North America	0.8%	4.5%
International, principally Europe	9.6%	10.4%
Total	3.0%	5.8%

Operating profit margins, as reported	1.2%	4.2%

(A)	Before general corporate expense, net; see Note J to the condensed consolidated financial statements.

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
NET SALES
     Net sales decreased four percent for the three-month period ended March 31, 2011 from the comparable period of 2010. The impact of changes in the European euro and Danish kroner was offset by changes in the British pound sterling and Canadian dollar. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2011	2010
Net sales, as reported	$1,772	$1,852
Acquisitions (none)	—	—

Net sales, excluding acquisitions	1,772	1,852
Currency translation	—	—

Net sales, excluding acquisitions and the effect of currency translation	$1,772	$1,852

     North American net sales were negatively impacted by lower sales volume of installation and other services, cabinets, paints and stains and builders’ hardware, which, in the aggregate, decreased sales by six percent for the three-month period ended March 31, 2011 from the comparable period of 2010. Such declines were partially offset by selling price increases, which increased sales by two percent for the three-month period ended March 31, 2011 from the comparable period of 2010.
     In local currencies, net sales from International operations increased five percent for the three-month period ended March 31, 2011, primarily due to increased sales volume and selling prices of International plumbing products, offset by lower sales volume related to International cabinets. A stronger U.S. dollar decreased International net sales by one percent in the three-month period ended March 31, 2011, compared to the same period of 2010.
     Net sales of Cabinets and Related Products decreased in the three-month period ended March 31, 2011, due to the planned exit of ready-to-assemble and other non-core in-stock cabinet product lines which decreased net sales in this segment by 13 percent, as well as lower sales volumes of both North American and International cabinets compared to the same period of 2010, which decreased sales in this segment by 12 percent. Such declines were partially offset by increased selling prices.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Plumbing Products increased, due to increased sales volume and selling prices in North America, which, on a combined basis, increased sales by three percent in the three-month period ended March 31, 2011 from the comparable period of 2010. In local currencies, net sales of International operations increased sales in this segment by five percent in the three-month period ended March 31, 2011 from the comparable period of 2010. Such increases in International sales were due to increased sales volume and selling prices.
     Net sales of Installation and Other Services decreased for the three-month period ended March 31, 2011, primarily due to lower sales volume in the new home construction market. Such declines were partially offset by increased selling prices.
     Net sales of Decorative Architectural Products decreased for the three-month period ended March 31, 2011, due to lower sales volume of paints and stains and builders’ hardware (principally due to the loss of Wal-Mart business). Such declines were partially offset by increased selling prices of paints and stains and increased sales of professional paint products.
     Net sales of Other Specialty Products were relatively unchanged for the three-month period ended March 31, 2011, compared with the same period in 2010.
OPERATING MARGINS
     Our gross profit margins were 24.0 percent for the three-month period ended March 31, 2011 compared with 26.6 percent for the comparable periods of 2010. Selling, general and administrative expenses were relatively flat, as a percentage of sales, for the three-month period ended March 31, 2011 compared with the same period in 2010. Results for the three-month period ended March 31, 2011 reflect lower sales volume and a less favorable relationship between selling prices and commodity costs, as well as increased business rationalization expenses.
     We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month period ended March 31, 2011 includes $32 million of costs and charges related to our business rationalizations and other initiatives. For the three-month period ended March 31, 2010, we incurred costs and charges of $14 million related to these initiatives.
     We anticipate that full-year 2011 rationalization charges, for the entire Company, will aggregate approximately $65 million. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.
     Operating margins in the Cabinets and Related Products segment for the three-month period ended March 31, 2011 reflect lower sales volume and the related under-absorption of fixed costs, as well as increased business rationalization expenses, related to previously announced product exits and a less favorable relationship between selling prices and commodity costs, principally in Europe. Such decreases more than offset the benefits associated with business rationalizations and other cost savings initiatives.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating margins in the Plumbing Products segment for the three-month period ended March 31, 2011 were negatively impacted by a less favorable relationship between selling prices and commodity costs, increased business rationalization expenses and a less favorable product mix. Such declines were partially offset by the benefits associated with business rationalizations and other cost savings initiatives.
     Operating margins in the Installation and Other Services segment were negatively impacted by lower sales volume and the related under-absorption of fixed costs, which offset a more favorable relationship between selling prices and commodity costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.
     Operating margins in the Decorative Architectural Products segment for the three-month period ended March 31, 2011 reflect lower sales volume of paints and stains and builders’ hardware, as well as a less favorable relationship between selling prices and commodity costs related to paints and stains and increased program costs.
     Operating margins in the Other Specialty Products segment for the three-month period ended March 31, 2011 reflect a less favorable relationship between selling prices and commodity costs and increased new product launch and geographic expansion costs.
OTHER INCOME (EXPENSE), NET
     Interest expense for the three-month period ended March 31, 2011 increased $5 million from the comparable period of 2010, primarily due to the issuance of $500 million of 7.125% notes in the first quarter of 2010.
     Other items, net, for the three-month period ended March 31, 2011 included $2 million of currency transaction gains. Other items, net, for the three-month period ended March 31, 2010 included $1 million of currency transaction losses.
     Other items, net, for the three-month period ended March 31, 2011 included a $17 million gain related to the sale of TriMas common stock ($14 million) and a distribution from private equity funds ($3 million).
LOSS PER COMMON SHARE
     Loss (attributable to Masco Corporation) for the three-month period ended March 31, 2011 was $46 million compared with $7 million for the comparable period of 2010. Diluted loss per common share (attributable to Masco Corporation) for the three-month period ended March 31, 2011 was $.13 per common share compared with $.02 per common share for the comparable period of 2010.
     In the first quarter of 2011, we incurred income tax expense of $13 million on a pre-tax loss of $(21) million, primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.
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

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER FINANCIAL INFORMATION
     Our current ratio was 2.2 to 1 and 2.3 to 1, respectively, at March 31, 2011 and December 31, 2010.
     For the three months ended March 31, 2011, cash of $160 million was used for operating activities.
     Net cash used by financing activities was $58 million. Financing activities include $27 million for the payment of cash dividends and $30 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2011. Net cash used for investing activities was $14 million and included $29 million for capital expenditures offset by $14 million of proceeds related to the sale of TriMas common stock.
     For 2011, we anticipate capital expenditures, excluding any potential 2011 acquisitions, to be approximately $190 million.
     Our cash and cash investments were $1.5 billion and $1.7 billion at March 31, 2011 and December 31, 2010, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.
     Of the $1.5 billion and the $1.7 billion of cash and cash investments held at March 31, 2011 and December 31, 2010, respectively, $513 million and $493 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.
     We were in compliance with all covenants and had no borrowings under our credit agreement at March 31, 2011.
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
OUTLOOK FOR THE COMPANY
     While we still believe that the second half of 2011 will be stronger than the first half, our enthusiasm has been tempered somewhat. Job growth has been modest at best, energy costs have increased, reflecting the turmoil in the Middle East and most economists have reduced their forecasts for 2011, including for housing starts. Given the uncertainty of the timing and strength of the recovery in our markets, we will continue to focus on the things we can control to improve our execution and strengthen our brands. The Masco Business System continues to drive positive change across the Company. Our cabinet integration is on plan and we expect will ultimately drive fixed cost reductions and share gains; we have strengthened our brands and our focus on innovation is driving exciting opportunities across all of our product groups.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Longer-term, we are confident about the fundamentals for the new home construction and home improvement markets and we are optimistic about the future. We expect that improvements in our markets and in consumer spending, together with the changes we are driving across Masco and our financial strength, will create significant value for our shareholders.
FORWARD-LOOKING STATEMENTS
     Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, shifts in consumer preferences and purchasing practices, and our ability to achieve cost savings through the Masco Business System and other initiatives. These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES
a.	Evaluation of Disclosure Controls and Procedures.
The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of March 31, 2011. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
b.	Changes in Internal Control over Financial Reporting. (Subject to SEC Review)
During the first quarter of 2011, we continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at several branches of Masco Contractor Services, one of the Company’s larger business units. As a result, financial and operating transactions in those branches now utilize the automated functionality relative to revenue recognition and inventory management. This new system represents a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.
There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MASCO CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes to the legal proceedings disclosed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. Risk Factors
     There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2011, shares in millions:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs(a)	or Programs
1/1/11– 1/31/11	—	$ —	—	27
2/1/11– 2/28/11	—	$ —	—	27
3/1/11– 3/31/11	2	$ 13.56	2	25

Total for the quarter	2	$ 13.56	2	25

(a)	In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION
PART II. OTHER INFORMATION (continued)
Item 6. Exhibits

4	–	Amendment No. 1 dated as of February 11, 2011 to Credit Agreement dated June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

99	–	List of subsidiaries as of March 31, 2011

101	–	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

	By: Name:	/s/ John G. Sznewajs John G. Sznewajs
	Title:	Vice President, Treasurer and
Chief Financial Officer

April 28, 2011

MASCO CORPORATION
EXHIBIT INDEX

Exhibit
Exhibit 4	Amendment No. 1 dated as of February 11, 2011 to Credit Agreement dated June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99	List of subsidiaries as of March 31, 2011

Exhibit 101	Interactive Data File