Form 10-Q
period 2011-06-30
MASCO CORP /DE/
filed 2011-07-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 25, 2011

Common stock, par value $1.00 per share	357,900,000

MASCO CORPORATION
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3

Consolidated Statements of Shareholders’ Equity June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	29

Signature	30

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2011 and December 31, 2010
(In Millions, Except Share Data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash investments	$1,611	$1,715
Receivables	1,188	888
Prepaid expenses and other	131	129
Inventories:
Finished goods	493	393
Raw material	307	246
Work in process	101	93

	901	732

Total current assets	3,831	3,464

Property and equipment, net	1,698	1,737
Goodwill	2,399	2,383
Other intangible assets, net	266	269
Other assets	224	287

Total assets	$8,418	$8,140

LIABILITIES
Current liabilities:
Notes payable	$65	$66
Accounts payable	921	602
Accrued liabilities	814	819

Total current liabilities	1,800	1,487

Long-term debt	4,027	4,032
Deferred income taxes and other	1,054	1,039

Total liabilities	6,881	6,558

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2011 – 347,500,000; 2010 – 348,600,000	348	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2011 – None; 2010 – None	—	—
Paid-in capital	37	42
Retained earnings	628	720
Accumulated other comprehensive income	302	273

Total Masco Corporation’s shareholders’ equity	1,315	1,384
Noncontrolling interest	222	198

Total equity	1,537	1,582

Total liabilities and equity	$8,418	$8,140

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2011 and 2010
(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$2,022	$2,048	$3,794	$3,900
Cost of sales	1,490	1,502	2,837	2,862

Gross profit	532	546	957	1,038

Selling, general and administrative expenses	441	427	845	841

Operating profit	91	119	112	197

Other income (expense), net:
Interest expense	(64)	(67)	(127)	(125)
Impairment charge for financial investments	—	(33)	—	(33)
Other, net	31	(3)	52	(1)

	(33)	(103)	(75)	(159)

Income before income taxes	58	16	37	38
Income tax expense	38	4	51	22

Net income (loss)	20	12	(14)	16
Less: Net income attributable to noncontrolling interest	(12)	(9)	(24)	(20)

Net income (loss) attributable to Masco Corporation	$8	$3	$(38)	$(4)

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
Net income (loss)	$.02	$.01	$(.11)	$(.02)

Diluted:
Net income (loss)	$.02	$.01	$(.11)	$(.02)

Amounts attributable to Masco Corporation:
Net income (loss)	$8	$3	$(38)	$(4)

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(In Millions)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$123	$212
(Increase) in receivables	(293)	(204)
(Increase) in inventories	(151)	(122)
Increase in accounts payable and accrued liabilities, net	290	181

Net cash (for) from operating activities	(31)	67

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	—	2
Payment of debt	(2)	(2)
Credit Agreement costs	(1)	(9)
Issuance of Notes, net of issuance costs	—	494
Retirement of Notes	—	(359)
Purchase of Company common stock	(30)	(45)
Dividend payment to noncontrolling interest	(18)	(15)
Cash dividends paid	(54)	(54)

Net cash (for) from financing activities	(105)	12

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(67)	(62)
Proceeds from disposition of:
Marketable securities	49	—
Other financial investments	15	2
Property and equipment	10	6
Purchases of other financial investments	(6)	—
Other, net	3	(13)

Net cash from (for) investing activities	4	(67)

Effect of exchange rate changes on cash and cash investments	28	(41)

CASH AND CASH INVESTMENTS:
Decrease for the period	(104)	(29)
At January 1	1,715	1,413

At June 30	$1,611	$1,384

See notes to condensed consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries (Unaudited)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the periods ended June 30, 2011 and June 30, 2010

(In Millions, Except Per Share Data)

					Accumulated
		Common			Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest
Balance, January 1, 2010	$2,817	$350	$42	$1,871	$366	$188
Net (loss) income	16			(4)		20
Cumulative translation adjustments	(131)				(100)	(31)
Unrealized (loss) on marketable securities, net of income tax benefit of $4	(8)				(8)
Unrecognized prior service cost and net loss, net of income tax of $1	4				4

Total comprehensive loss	(119)
Shares issued	(1)	1	(2)
Shares retired:
Repurchased	(45)	(3)	(42)
Surrendered (non-cash)	(5)		(5)
Cash dividends declared	(54)			(54)
Dividend payment to noncontrolling interest	(15)					(15)
Stock-based compensation	30		30

Balance, June 30, 2010	$2,608	$348	$23	$1,813	$262	$162

Balance, January 1, 2011	1,582	349	42	720	273	198
Net (loss) income	(14)			(38)		24
Cumulative translation adjustments	80				62	18
Unrealized (loss) on marketable securities, net of income tax of $—	(38)				(38)
Unrecognized prior service cost and net loss, net of income tax of $—	5				5

Total comprehensive income	33
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(7)	(1)	(6)
Cash dividends declared	(54)			(54)
Dividend payment to noncontrolling interest	(18)					(18)
Stock-based compensation	31		31

Balance, June 30, 2011	$1,537	$348	$37	$628	$302	$222

See notes to consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2011 and the results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows and shareholders’ equity for the six months ended June 30, 2011 and 2010. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	The changes in the carrying amount of goodwill for the six months ended June 30, 2011, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	June 30, 2011	Losses	June 30, 2011
Cabinets and Related Products	$590	$(364)	$226
Plumbing Products	549	(340)	209
Installation and Other Services	1,819	(762)	1,057
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,232	$(1,833)	$2,399

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2010	Losses	Dec. 31, 2010	Other (A)	June 30, 2011
Cabinets and Related Products	$587	$(364)	$223	$3	$226
Plumbing Products	536	(340)	196	13	209
Installation and Other Services	1,819	(762)	1,057	—	1,057
Decorative Architectural Products	294	—	294	—	294
Other Specialty Products	980	(367)	613	—	613

Total	$4,216	$(1,833)	$2,383	$16	$2,399

(A)	Other principally includes the effect of foreign currency translation.
Other indefinite-lived intangible assets were $186 million and $185 million at June 30, 2011 and December 31, 2010, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $80 million (net of accumulated amortization of $78 million) at June 30, 2011 and $84 million (net of accumulated amortization of $75 million) at December 31, 2010, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	Depreciation and amortization expense was $137 million for both the six months ended June 30, 2011 and 2010.
D.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2011	2010
Auction rate securities	$22	$22
TriMas Corporation common stock	—	40

Total recurring investments	22	62
Private equity funds	101	106
Other investments	9	13

Total non-recurring investments	110	119

Total	$132	$181

The Company’s investments in available-for-sale securities at June 30, 2011 and December 31, 2010 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
June 30, 2011	$19	$3	$—	$22
December 31, 2010	$22	$40	$—	$62
Recurring Fair Value Measurements. Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
		Quoted	Significant	Significant
		Market	Other	Observable
	June 30,	Prices	Inputs	Inputs
Unobservable	2011	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
		Quoted	Significant	Significant
		Market	Other	Observable
	Dec. 31,	Prices	Inputs	Inputs
Unobservable	2010	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$22	$—	$—	$22
TriMas Corporation	40	40	—	—

Total	$62	$40	$—	$22

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D — continued:
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

The following tables summarize the changes in Level 3 financial assets measured at fair value on a recurring basis for the six months ended June 30, 2011 and the year ended December 31, 2010, in millions:

Auction Rate
Securities
Fair value January 1, 2011	$22
Total losses included in earnings	—
Unrealized (losses)	—
Purchases	—
Settlements	—
Transfer from Level 3 to Level 2	—

Fair value at June 30, 2011	$22

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

Non-Recurring Fair Value Measurements. For the six months ended June 30, 2011 and 2010, the Company did not measure any financial investments on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds. Financial investments measured at fair value on a non-recurring basis during 2010 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$2	$—	$—	$2	$(4)
Other private investments	—	—	—	—	(2)

	$2	$—	$—	$2	$(6)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D — concluded:
The Company did not have any transfers between Level 1 and Level 2 financial assets in the first six months of 2011 or in the full-year 2010.

Income and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized gains from:
TriMas Corporation common stock	$27	$—	$41	$—
Private equity funds	6	1	9	1

Total realized gains	$33	$1	$50	$1

Impairment charges:
Asahi Tec Preferred Stock	$—	$(28)	$—	$(28)
Private equity funds	—	(3)	—	(3)
Other private investments	—	(2)	—	(2)

Total impairment charges	$—	$(33)	$—	$(33)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at June 30, 2011 was approximately $4.1 billion, compared with the aggregate carrying value of $4.1 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2010 was approximately $4.2 billion, compared with the aggregate carrying value of $4.1 billion.
E.	During 2011 and 2010, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. At June 30, 2011, the Company had recorded (losses) of $(4) million on the foreign currency exchange contracts, which is partially offset by gains related to the translation of loans and accounts denominated in non-functional currencies. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the six months ended June 30, 2011 and 2010, the Company had recorded gains net of $— million and $5 million, respectively, related to these foreign currency exchange contracts. For the three months ended June 30, 2011 and 2010, the Company had recorded gains net of $4 million and $1 million, respectively, related to these foreign currency exchange contracts.
During 2011 and 2010, the Company, including certain European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded liabilities of $2 million and $3 million to reflect contract prices at June 30, 2011 and December 31, 2010, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the six months ended June 30, 2011 and 2010, the Company had recorded gains (losses) net of $1 million and $(2) million, respectively, related to these foreign currency exchange contracts. For the three months ended June 30, 2011 and 2010, the Company had recorded (losses) net of $(1) million and $(1) million, respectively, related to these foreign currency exchange contracts.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — concluded:
In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

During 2011 and 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Based upon period-end market prices, the Company had recorded assets of $6 million and $7 million to reflect contract prices at June 30, 2011 and December 31, 2010, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold. For the six months ended June 30, 2011 and 2010, the Company had recorded (losses) net of $(1) million and $(1) million, respectively, related to these commodity contracts. For the three months ended June 30, 2011 and 2010, the Company had recorded (losses) net of $(1) million and $(2) million, respectively, related to these commodity contracts.

The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).
F.	Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2011	December 31, 2010
Balance at January 1	$107	$109
Accruals for warranties issued during the period	14	42
Accruals related to pre-existing warranties	4	(4)
Settlements made (in cash or kind) during the period	(19)	(37)
Other, net	—	(3)

Balance at end of period	$106	$107

G.	Based on the limitations of the debt to total capitalization covenant, at June 30, 2011, the Company had additional borrowing capacity, subject to availability, of up to $987 million. Additionally, at June 30, 2011, the Company could absorb a reduction to shareholders’ equity of approximately $531 million, and remain in compliance with the debt to total capitalization covenant.
In order to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at June 30, 2011.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note G — concluded:
At June 30, 2011, there were outstanding $108 million principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Notes”), with an accreted value of $58 million, which has been classified as short-term debt. Holders of the Notes have the option to require the Notes be repurchased by the Company on July 20, 2011 and every five years thereafter. As of July 25, 2011, holders of $107.7 million principal amount at maturity with an accreted value of $57.9 million of Notes have required the Company to repurchase the Notes for cash.
H.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At June 30, 2011, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Long-term stock awards	$9	$9	$19	$19
Stock options	6	6	11	11
Phantom stock awards and stock appreciation rights	(1)	(4)	2	(1)

Total	$14	$11	$32	$29

Income tax benefit	$5	$4	$12	$11

Long-Term Stock Awards
Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2011	2010
Unvested stock award shares at January 1	10	9
Weighted average grant date fair value	$19	$21

Stock award shares granted	2	3
Weighted average grant date fair value	$13	$14

Stock award shares vested	1	1
Weighted average grant date fair value	$19	$23

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$20

Unvested stock award shares at June 30	11	11
Weighted average grant date fair value	$17	$19

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — continued:
At June 30, 2011 and 2010, there was $134 million and $145 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of five years and six years, respectively.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2011 and 2010 was $23 million and $17 million, respectively.

Stock Options

Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 2,372,500 of stock option shares in the six months ended June 30, 2011 with a grant date exercise price approximating $13 per share. In the first six months of 2011, 2,591,700 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — continued:
     The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2011		2010
Option shares outstanding, January 1	37		36
Weighted average exercise price	$21		$23

Option shares granted, including restoration options	2		5
Weighted average exercise price	$13		$14

Option shares exercised	—		—
Aggregate intrinsic value on date of exercise (A)	$1	million	$1	million
Weighted average exercise price	$8		$8

Option shares forfeited	2		3
Weighted average exercise price	$22		$23

Option shares outstanding, June 30	37		38
Weighted average exercise price	$21		$21
Weighted average remaining option term (in years)	6		6

Option shares vested and expected to vest, June 30	37		37
Weighted average exercise price	$21		$21
Aggregate intrinsic value (A)	$20	million	$14	million
Weighted average remaining option term (in years)	6		6

Option shares exercisable (vested), June 30	24		22
Weighted average exercise price	$24		$25
Aggregate intrinsic value (A)	$8	million	$3	million
Weighted average remaining option term (in years)	5		5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At June 30, 2011 and 2010, there was $45 million and $56 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in both 2011 and 2010.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — concluded:
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Six Months Ended
	June 30,
	2011	2010
Weighted average grant date fair value	$5.10	$5.30
Risk-free interest rate	2.72%	2.77%
Dividend yield	2.34%	2.17%
Volatility factor	49.00%	46.01%
Expected option life	6 years	6 years
I.	The Company sponsors qualified defined-benefit or defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.

During the six months ended June 30, 2011, the Company adjusted certain employee expense related accruals which resulted in a $5 million reduction to expenses related to the fourth quarter of 2010. The effect was not material to the previously issued financial statements.

Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$—	$—	$1	$—
Interest cost	11	2	12	2
Expected return on plan assets	(8)	—	(10)	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	3	—	3	—

Net periodic pension cost	$6	$2	6	2

	Six Months Ended June 30,
	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$2	$—
Interest cost	22	4	23	4
Expected return on plan assets	(16)	—	(18)	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	5	—	5	—

Net periodic pension cost	$12	$4	$12	$4

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$330	$400	$(27)	$(37)	$637	$803	$(77)	$(52)
Plumbing Products	761	682	95	86	1,471	1,345	179	170
Installation and Other Services	294	309	(26)	(23)	548	582	(66)	(65)
Decorative Architectural Products	492	505	90	109	867	894	159	196
Other Specialty Products	145	152	—	11	271	276	(10)	5

Total	$2,022	$2,048	$132	$146	$3,794	$3,900	$185	$254

The Company’s operations by geographic area were:
North America	$1,563	$1,659	$87	$114	$2,896	$3,089	$98	$178
International, principally Europe	459	389	45	32	898	811	87	76

Total	$2,022	$2,048	132	146	$3,794	$3,900	185	254

General corporate expense, net			(36)	(27)			(68)	(57)
Charge for litigation settlement (B)			(5)	—			(5)	—

Operating profit			91	119			112	197
Other income (expense), net			(33)	(103)			(75)	(159)

Income before income taxes			$58	$16			$37	$38

(A)	Inter-segment sales were not material.

(B)	Charge for litigation settlement relates to a business unit in the Other Specialty Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from cash and cash investments	$1	$1	$3	$2
Income from financial investments (Note D)	33	1	50	1
Other items, net	(3)	(5)	(1)	(4)

Total other net	$31	$(3)	$52	$(1)

Other items, net, included $3 million and $1 million of currency losses for the three months and six months ended June 30, 2011, respectively. Other items, net, included $5 million and $6 million of currency losses for the three months and six months ended June 30, 2010, respectively.
L.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator (basic and diluted):
Net income (loss)	$8	$3	$(38)	$(4)
Allocation to unvested restricted stock awards	(1)	(1)	(2)	(1)

Net income (loss) attributable to common shareholders	7	2	(40)	(5)

Net income (loss) available to common shareholders	$7	$2	$(40)	$(5)

Denominator:
Basic common shares (based upon weighted average)	348	348	348	349
Add:
Contingent common shares	—	—	—	—
Stock option dilution	1	1	—	—

Diluted common shares	349	349	348	349

For the three months and six months ended June 30, 2011 and 2010, the Company allocated dividends to the unvested restricted stock awards (participating securities).

At June 30, 2011 and 2010, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2011 and 2010 did not exceed the equivalent accreted value of the Notes.

Additionally, 36 million common shares and 37 million common shares, respectively, for the three months and six months ended June 30, 2011 and 37 million common shares and 38 million common shares, respectively, for the three months and six months ended June 30, 2010 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note L — concluded:
In the first six months of 2011, the Company granted 2 million shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired approximately 2 million shares of Company common stock, for cash aggregating $30 million. At June 30, 2011, the Company had 25 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.15 ($.15), respectively, for the three months and six months ended June 30, 2011 and the three months and six months ended June 30, 2010.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
N.	The effective tax rate was 138 percent for the six months ended June 30, 2011 primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.

As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $6 million.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011 AND THE FIRST SIX MONTHS 2011 VERSUS
SECOND QUARTER 2010 AND THE FIRST SIX MONTHS 2010
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		(Decrease) Increase
	2011	2010	2011 vs. 2010
Net Sales:
Cabinets and Related Products	$330	$400	(18%)
Plumbing Products	761	682	12%
Installation and Other Services	294	309	(5%)
Decorative Architectural Products	492	505	(3%)
Other Specialty Products	145	152	(5%)

Total	$2,022	$2,048	(1%)

North America	$1,563	$1,659	(6%)
International, principally Europe	459	389	18%

Total	$2,022	$2,048	(1%)

	Six Months Ended
	June 30,
	2011	2010
Net Sales:
Cabinets and Related Products	$637	$803	(21%)
Plumbing Products	1,471	1,345	9%
Installation and Other Services	548	582	(6%)
Decorative Architectural Products	867	894	(3%)
Other Specialty Products	271	276	(2%)

Total	$3,794	$3,900	(3%)

North America	$2,896	$3,089	(6%)
International, principally Europe	898	811	11%

Total	$3,794	$3,900	(3%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(8.2%)	(9.3%)	(12.1%)	(6.5%)
Plumbing Products	12.5%	12.6%	12.2%	12.6%
Installation and Other Services	(8.8%)	(7.4%)	(12.0%)	(11.2%)
Decorative Architectural Products	18.3%	21.6%	18.3%	21.9%
Other Specialty Products	—%	7.2%	(3.7%)	1.8%

North America	5.6%	6.9%	3.4%	5.8%
International, principally Europe	9.8%	8.2%	9.7%	9.4%
Total	6.5%	7.1%	4.9%	6.5%

Total operating profit margin, as reported	4.5%	5.8%	3.0%	5.1%

(A)	Before general corporate expense, net and the charge for litigation settlement; see Note J to the condensed consolidated financial statements.

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
NET SALES
     Net sales decreased one percent and three percent for the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. Excluding the positive effect of currency translation, net sales decreased four percent for both the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales, as reported	$2,022	$2,048	$3,794	$3,900
Acquisitions (none)	—	—	—	—

Net sales, excluding acquisitions	2,022	2,048	3,794	3,900
Currency translation	(54)	—	(54)	—

Net sales, excluding acquisitions and the effect of currency translation	$1,968	$2,048	$3,740	$3,900

     North American net sales were negatively impacted by lower sales volume of installation and other services, cabinets, paints and stains and builders’ hardware, which, in the aggregate, decreased sales by six percent for both the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. North American net sales were also negatively affected by the planned exit of certain cabinet product lines, which decreased sales by three percent for both the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. Such declines were partially offset by selling price increases, which increased sales by three percent for both the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010.
     In local currencies, net sales from International operations increased five percent for both the three-month and six-month periods ended June 30, 2011, primarily due to increased sales volume and selling prices of International plumbing products, offset by lower sales volume related to International cabinets. A weaker U.S. dollar increased International net sales by 13 percent and six percent, respectively, in the three-month and six-month periods ended June 30, 2011, compared to the same periods of 2010.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased in the three-month and six-month periods ended June 30, 2011, due to the planned exit of ready-to-assemble and other non-core in-stock cabinet product lines, which decreased net sales in this segment by 12 percent and 13 percent, respectively, from the comparable periods of 2010. Net sales in this segment were also negatively affected by lower sales volumes of both North American and International cabinets, which decreased sales in this segment by ten percent and 11 percent, respectively, in the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. A weaker U.S. dollar increased sales in this segment by two percent and one percent, respectively, for the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010.
     Net sales of Plumbing Products increased, due to increased selling prices in North America, which increased sales by one percent in both the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. In local currencies, net sales of International operations increased sales in this segment by four percent in both the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. Such increases in International sales were due to increased sales volume and selling prices. A weaker U.S. dollar increased sales in this segment by six percent and three percent, respectively, for the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010.
     Net sales of Installation and Other Services decreased for both the three-month and six-month periods ended June 30, 2011, primarily due to lower sales volume in the new home construction market. Such declines were partially offset by increased selling prices.
     Net sales of Decorative Architectural Products decreased for both the three-month and six-month periods ended June 30, 2011, due to lower sales volume of paints and stains and builders’ hardware, principally at retail. Such declines were partially offset by increased selling prices of paints and stains and increased sales of paint products to professional painters.
     Net sales of Other Specialty Products decreased due to lower sales volume of windows in North America and the U.K., which decreased sales by seven percent and four percent, respectively, for the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010. A weaker U.S. dollar increased sales in this segment by two percent and one percent, respectively, for the three-month and six-month periods ended June 30, 2011 from the comparable periods of 2010.
OPERATING MARGINS
     Our gross profit margins were 26.3 percent and 25.2 percent, respectively, for the three-month and six-month periods ended June 30, 2011 compared with 26.7 percent and 26.6 percent, respectively, for the comparable periods of 2010. Results for the three-month and six-month periods ended June 30, 2011 reflect lower sales volume and the related under-absorption of fixed costs, a less favorable relationship between selling prices and commodity costs, increased advertising and program costs, increased litigation settlement expenses and increased expenses related to growth initiatives.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Selling, general and administrative expenses, as a percentage of sales, were 21.8 percent and 22.2 percent, respectively, for the three-month and six-month periods ended June 30, 2011, compared to 20.8 percent and 21.6 percent, respectively, for the comparable periods of 2010. The increase in selling, general and administrative costs is primarily due to increased sales incentives to North American retailers and increased expenses related to growth initiatives.
     We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and six-month periods ended June 30, 2011 includes $15 million and $47 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2010, we incurred costs and charges of $51 million and $65 million, respectively, related to these initiatives.
     We anticipate that full-year 2011 rationalization charges for the entire Company will aggregate approximately $65 million. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.
     Operating margins in the Cabinets and Related Products segment for the three-month period ended June 30, 2011 benefitted from lower costs and charges associated with business rationalizations. Such increases were partially offset by lower sales volume and the related under-absorption of fixed costs, a less favorable relationship between selling prices and commodity costs and increased promotional expenses. Operating margins in this segment for the six-month period ended June 30, 2011 reflect lower sales volume and the related under-absorption of fixed costs, as well as a less favorable relationship between selling prices and commodity costs. Such decreases more than offset the benefits associated with business rationalizations and other cost savings initiatives.
     Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix, increased expenses related to growth initiatives and increased costs related to business rationalizations and other cost savings initiatives. Such declines were partially offset by the benefits associated with business rationalizations and other cost savings initiatives and increased sales volume of International operations.
     Operating margins in the Installation and Other Services segment were negatively impacted by lower sales volume and the related under-absorption of fixed costs and increased expenses related to growth initiatives. Such declines offset a more favorable relationship between selling prices and commodity costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.
     Operating margins in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2011 reflect lower sales volume of paints and stains and builders’ hardware, as well as increased advertising and program costs.
     Operating margins in the Other Specialty Products segment for the three-month and six-month periods ended June 30, 2011 reflect lower sales volume and the related under-absorption of fixed costs, as well as a less favorable relationship between selling prices and commodity costs, increased expenses related to growth initiatives and a less favorable product mix. These decreases offset the benefits associated with business rationalizations and other cost savings initiatives.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INCOME (EXPENSE), NET
     Other items, net, for the three-month and six-month periods ended June 30, 2011 included $3 million and $1 million, respectively, of currency transaction losses. Other items, net, for the three-month and six-month periods ended June 30, 2010 included $5 million and $6 million, respectively, of currency transaction losses.
     For the three-month and six-month periods ended June 30, 2011, we recognized gains of $27 million and $41 million, respectively, related to the sale of TriMas common stock and gains of $6 million and $9 million, respectively, related to distributions from private equity funds.
     For the three-month and six-month periods ended June 30, 2010, we recognized non-cash, pre-tax impairment charges of $33 million related to financial investments ($28 million related to Asahi Tec preferred stock and $5 million related to private equity funds and other private investments).
LOSS PER COMMON SHARE
     Income (loss) (attributable to Masco Corporation) for the three-month and six-month periods ended June 30, 2011 was $8 million and $(38) million, respectively, compared with $3 million and $(4) million, respectively, for the comparable periods of 2010. Diluted income (loss) per common share (attributable to Masco Corporation) for the three-month and six-month periods ended June 30, 2011 was $.02 per common share and $(.11) per common share, respectively, compared with $.01 per common share and $(.02) per common share, respectively, for the comparable periods of 2010.
     The effective tax rate was 66 percent and 138 percent, respectively, for the three-month and six-month periods ending June 30, 2011. The tax rate in 2011 is higher than our normalized tax rate of 36 percent primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.
     The effective tax rate was 25 percent and 58 percent, respectively, for the three-month and six-month periods ending June 30, 2010. The second quarter of 2010 tax rate includes a $6 million tax benefit on the anticipated tax loss from the abandonment of certain intangibles costs due to our decision to discontinue the manufacture of ready-to-assemble and other non-core in-stock assembled cabinet product lines. The tax rate for the first half of 2010 is higher than our normalized tax rate of 36 percent primarily due to certain plant closure costs and other losses in certain jurisdictions providing no tax benefit.
OTHER FINANCIAL INFORMATION
     Our current ratio was 2.1 to 1 and 2.3 to 1, respectively, at June 30, 2011 and December 31, 2010.
     For the six months ended June 30, 2011, cash of $31 million was used for operating activities.

MASCO CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net cash used by financing activities was $105 million. Financing activities include $54 million for the payment of cash dividends and $30 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2011. Net cash provided from investing activities was $4 million and included $49 million of proceeds related to the sale of TriMas common stock, $9 million of net proceeds related to sale of other financial investments and $10 million of net proceeds related to the sale of fixed assets, partially offset by $67 million for capital expenditures.
     For 2011, we anticipate capital expenditures, excluding any potential 2011 acquisitions, to be approximately $190 million.
     Our cash and cash investments were $1.6 billion and $1.7 billion at June 30, 2011 and December 31, 2010, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.
     Of the $1.6 billion and the $1.7 billion of cash and cash investments held at June 30, 2011 and December 31, 2010, respectively, $529 million and $493 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.
     We were in compliance with all covenants and had no borrowings under our credit agreement at June 30, 2011.
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
OUTLOOK FOR THE COMPANY
     The lack of job creation, high cost of energy and declining consumer confidence have made forecasting in the timing and strength of the recovery extremely difficult. Most economists have reduced their forecasts for 2011, including housing start levels that are now flat compared with 2010. As such, we believe that growth in the second half of 2011 will be challenged. Longer-term, however, we are confident about the fundamentals for the new home construction and home improvement markets and we are optimistic about the future.
     We have several new programs that we are funding today that will drive future growth opportunities across our businesses. We are very encouraged with the progress we are making to increase our penetration with the North American cabinet dealer and with the professional painter. We also have exciting new programs that will launch later this year in plumbing, cabinets and builders’ hardware and we continue to invest in the development of international opportunities for paint and plumbing. We expect that improvements in our markets and in consumer spending, together with the changes we are driving across Masco and our financial strength, will create significant value for our shareholders.

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

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of June 30, 2011. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

During the second quarter of 2011, we completed a phased deployment of a new Enterprise Resource Planning (“ERP”) system at several branches of Masco Contractor Services, one of the Company’s larger business units. As a result, financial and operating transactions in those branches now utilize the automated functionality relative to revenue recognition and inventory management. This new system represents a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

There were no other changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MASCO CORPORATION
PART II. OTHER INFORMATION (continued)
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

July 28, 2011

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