Form 10-Q
period 2011-09-30
MASCO CORP /DE/
filed 2011-10-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes               ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 25, 2011

Common stock, par value $1.00 per share	357,800,000

MASCO CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Shareholders’ Equity September 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28-30

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signature
EX-12
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2011 and December 31, 2010
(In Millions, Except Share Data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash investments	$1,610	$1,715
Receivables	1,133	888
Prepaid expenses and other	118	129
Inventories:
Finished goods	457	393
Raw material	297	246
Work in process	96	93

	850	732

Total current assets	3,711	3,464

Property and equipment, net	1,656	1,737
Goodwill	2,387	2,383
Other intangible assets, net	256	269
Other assets	202	287

Total assets	$8,212	$8,140

LIABILITIES
Current liabilities:
Notes payable	$806	$66
Accounts payable	866	602
Accrued liabilities	813	819

Total current liabilities	2,485	1,487

Long-term debt	3,224	4,032
Deferred income taxes and other	1,016	1,039

Total liabilities	6,725	6,558

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2011 — 347,800,000; 2010 — 348,600,000	348	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2011 — None; 2010 — None	—	—
Paid-in capital	50	42
Retained earnings	638	720
Accumulated other comprehensive income	231	273

Total Masco Corporation’s shareholders’ equity	1,267	1,384
Noncontrolling interest	220	198

Total equity	1,487	1,582

Total liabilities and equity	$8,212	$8,140

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$2,006	$1,957	$5,800	$5,857
Cost of sales	1,511	1,463	4,348	4,325

Gross profit	495	494	1,452	1,532

Selling, general and administrative expenses	393	392	1,238	1,233

Operating profit	102	102	214	299

Other income (expense), net:
Interest expense	(63)	(63)	(190)	(188)
Impairment charge for financial investments	—	—	—	(33)
Other, net	22	(1)	74	(2)

	(41)	(64)	(116)	(223)
Income before income taxes	61	38	98	76

Income tax expense	12	31	63	53

Net income	49	7	35	23
Less: Net income attributable to noncontrolling interest	13	12	37	32

Net income (loss) attributable to Masco Corporation	$36	$(5)	$(2)	$(9)

Earnings (loss) per common share attributable to Masco Corporation:
Basic:
Net income (loss)	$.10	$(.02)	$(.01)	$(.03)

Diluted:
Net income (loss)	$.10	$(.02)	$(.01)	$(.03)

Amounts attributable to Masco Corporation:
Net income (loss)	$36	$(5)	$(2)	$(9)

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(In Millions)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$210	$333
Increase in receivables	(245)	(136)
Increase in inventories	(118)	(64)
Increase in accounts payable and accrued liabilities, net	248	103

Net cash from operating activities	95	236

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	—	2
Payment of debt	(3)	(3)
Issuance of Notes, net of issuance costs	—	494
Retirement of Notes	(58)	(359)
Purchase of Company common stock	(30)	(45)
Cash dividends paid	(80)	(81)
Dividend payment to noncontrolling interest	(18)	(15)
Credit Agreement costs	(1)	(9)

Net cash for financing activities	(190)	(16)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(106)	(88)
Proceeds from disposition of:
Marketable securities	49	5
Other financial investments, net	43	6
Property and equipment	19	16
Purchases of other financial investments	(7)	—
Other, net	(7)	(26)

Net cash for investing activities	(9)	(87)

Effect of exchange rate changes on cash and cash investments	(1)	(9)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(105)	124
At January 1	1,715	1,413

At September 30	$1,610	$1,537

See notes to condensed consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries (Unaudited)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Periods Ended September 30, 2011 and September 30, 2010
(In Millions, Except Per Share Data)

					Accumulated
		Common			Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest
Balance, January 1, 2010	$2,817	$350	$42	$1,871	$366	$188

Net (loss) income	23			(9)		32
Cumulative translation adjustments	(37)				(28)	(9)
Unrealized (loss) on marketable securities, net of income tax (benefit) of $(1)	(4)				(4)
Unrecognized prior service cost and net
loss, net of income tax of $3	5				5

Total comprehensive loss	(13)
Shares issued	(1)	1	(2)
Shares retired:
Repurchased	(45)	(3)	(42)
Surrendered (non-cash)	(6)		(6)
Cash dividends declared	(81)			(81)
Dividend payment to noncontrolling interest	(15)					(15)
Stock-based compensation	44		44

Balance, September 30, 2010	$2,700	$348	$36	$1,781	$339	$196

Balance, January 1, 2011	1,582	349	42	720	273	198
Net (loss) income	35			(2)		37
Cumulative translation adjustments	8				5	3
Unrealized (loss) on marketable securities, net of income tax of $—	(38)				(38)
Unrealized (loss) on interest rate swaps, net of income tax of $—	(17)				(17)
Unrecognized prior service cost and net loss, net of income tax of $—	8				8

Total comprehensive income	(4)
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(80)			(80)
Dividend payment to noncontrolling interest	(18)					(18)
Stock-based compensation	45		45

Balance, September 30, 2011	$1,487	$348	$50	$638	$231	$220

See notes to consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2011 and the results of operations for the three months and nine months ended September 30, 2011 and 2010 and cash flows and shareholders’ equity for the nine months ended September 30, 2011 and 2010. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements.

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

In June 2011, new accounting guidance was issued regarding the presentation and disclosure of comprehensive income. The new guidance will require presentation of other comprehensive income items in the Company’s consolidated statement of income; such items will no longer be included in the statement of shareholders’ equity. The new guidance will also require additional disclosure for reclassification of items from other comprehensive income to the Company’s statement of income. The new guidance will be effective for the Company January 1, 2012. The Company does not expect this guidance to have a material impact on the Company’s financial condition or its results of operations.

In September 2011, new accounting guidance was issued regarding impairment testing of goodwill. The new guidance would allow the Company to make a qualitative determination regarding potential goodwill impairment before performing the quantitative impairment test. The new guidance will be effective for the Company January 1, 2012. The Company does not anticipate utilizing the qualitative provisions of the new guidance.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
B.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Sep. 30, 2011	Losses	Sep. 30, 2011
Cabinets and Related Products	$588	$(364)	$224
Plumbing Products	539	(340)	199
Installation and Other Services	1,819	(762)	1,057
Decorative Architectural Products	294	—	294
Other Specialty Products	980	(367)	613

Total	$4,220	$(1,833)	$2,387

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2010	Losses	Dec. 31, 2010	Other(A)	Sep. 30, 2011
Cabinets and Related Products	$587	$(364)	$223	$1	$224
Plumbing Products	536	(340)	196	3	199
Installation and Other Services	1,819	(762)	1,057	—	1,057
Decorative Architectural Products	294	—	294	—	294
Other Specialty Products	980	(367)	613	—	613

Total	$4,216	$(1,833)	$2,383	$4	$2,387

(A) Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $185 million at both September 30, 2011 and December 31, 2010, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $71 million (net of accumulated amortization of $80 million) at September 30, 2011 and $84 million (net of accumulated amortization of $75 million) at December 31, 2010, and principally included customer relationships and non-compete agreements.

As a result of continued losses in the commercial businesses in the Installation and Other Services segment, at September 30, 2011, the Company recorded a pre-tax impairment charge of $7 million related to certain intangible assets for these businesses. The Company then assessed the goodwill associated with these businesses and determined no impairment was necessary at September 30, 2011.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
C.	Depreciation and amortization expense was $188 million and $209 million for the nine months ended September 30, 2011 and 2010, respectively.
D.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2011	2010
Auction rate securities	$22	$22
TriMas Corporation common stock	—	40

Total recurring investments	22	62

Private equity funds	92	106
Other investments	5	13

Total non-recurring investments	97	119

Total	$119	$181

The Company’s investments in available-for-sale securities at September 30, 2011 and December 31, 2010 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
September 30, 2011	$19	$3	$—	$22
December 31, 2010	$22	$40	$—	$62
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

The following tables summarize the changes in Level 3 financial assets measured at fair value on a recurring basis for the nine months ended September 30, 2011 and the year ended December 31, 2010, in millions:

Auction Rate
Securities
Fair value January 1, 2011	$22
Total losses included in earnings	—
Unrealized (losses)	—
Purchases	—
Settlements	—
Transfer from Level 3 to Level 2	—

Fair value at September 30, 2011	$22

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

Non-Recurring Fair Value Measurements. For the nine months ended September 30, 2011 and 2010, the Company did not measure any financial investments on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds. Financial investments measured at fair value on a non-recurring basis during 2010 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable	Total
	Dec. 31,	Prices	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$2	$—	$—	$2	$(4)
Other private investments	—	—	—	—	(2)

	$2	$—	$—	$2	$(6)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note D — concluded:
The Company did not have any transfers between Level 1 and Level 2 financial assets in the first nine months of 2011 or in the full-year 2010.
Income and impairment charges for financial investments were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized gains (losses)
from:
TriMas Corporation common stock	$—	$—	$41	$—
Private equity funds	19	—	28	—
Other financial investments	—	(3)	—	(2)

Total realized gains	$19	$(3)	$69	$(2)
Impairment charges:
Asahi Tec Preferred Stock	$—	$—	$—	$(28)
Private equity funds	—	—	—	(3)
Other private investments	—	—	—	(2)

Total impairment charges	$—	$—	$—	$(33)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at September 30, 2011 was approximately $3.9 billion, compared with the aggregate carrying value of $4.0 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2010 was approximately $4.2 billion, compared with the aggregate carrying value of $4.1 billion.
E.	In August 2011, the Company entered into new interest rate swap agreements to hedge the volatility in interest payments associated with the expected debt issuance planned to occur in 2012. These interest rate swaps are designed as cash flow hedges and effectively fix interest rates on the forecasted debt issuance based on 3-month LIBOR. The average fixed rate on the interest rate swaps is 2.8%. At September 30, 2011, the interest rate swap agreements covered a notional amount of $400 million, which we expect to issue in connection with the maturity of the Company’s $791 million fixed-rate debt due July 15, 2012 with an interest rate of 5.875%. At September 30, 2011, the interest rate swaps are considered 100 percent effective; therefore, the market valuation of $17 million is recorded in other comprehensive income in the Company’s statement of shareholders’ equity with a corresponding increase to accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2011.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note E — concluded:
During 2011 and 2010, the Company entered into foreign currency exchange contracts to hedge currency fluctuations related to intercompany loans denominated in non-functional currencies. Based upon period-end market prices, the Company had recorded assets (liabilities) of $5 million and $(2) million to reflect contract prices at September 30, 2011 and December 31, 2010, respectively. Such gains (losses) are partially offset by gains (losses) related to the translation of loans and accounts denominated in non-functional currencies. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the nine months ended September 30, 2011 and 2010, the Company had recorded gains net of $1 million and $2 million, respectively, related to these foreign currency exchange contracts. For the three months ended September 30, 2011 and 2010, the Company had recorded gains (losses) net of $8 million and $(8) million, respectively, related to these foreign currency exchange contracts.

During 2011 and 2010, the Company, including certain of its European operations, also entered into foreign currency forward contracts to manage a portion of its exposure to currency fluctuations in the European euro and the U.S. dollar. Based upon period-end market prices, the Company had recorded liabilities of $— million and $3 million to reflect contract prices at September 30, 2011 and December 31, 2010, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. For the nine months ended September 30, 2011 and 2010, the Company had recorded gains (losses) net of $3 million and $(1) million, respectively, related to these foreign currency exchange contracts. For the three months ended September 30, 2011 and 2010, the Company had recorded gains net of $2 million and $1 million, respectively, related to these foreign currency exchange contracts.

In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

During 2011 and 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Based upon period-end market prices, the Company had recorded (liabilities) assets of $(5) million and $7 million to reflect contract prices at September 30, 2011 and December 31, 2010, respectively. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold. For the nine months ended September 30, 2011 and 2010, the Company had recorded (losses) gains net of $(10) million and $3 million, respectively, related to these commodity contracts. For the three months ended September 30, 2011 and 2010, the Company had recorded (losses) gains net of $(11) million and $4 million, respectively, related to these commodity contracts.

The fair value of these derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
F.	Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2011	December 31, 2010
Balance at January 1	$107	$109
Accruals for warranties issued during the period	20	42
Accruals related to pre-existing warranties	7	(4)
Settlements made (in cash or kind) during the period	(29)	(37)
Other, net	(2)	(3)

Balance at end of period	$103	$107

G.	Based on the limitations of the debt to total capitalization covenant, at September 30, 2011, the Company had additional borrowing capacity, subject to availability, of up to $979 million. Additionally, at September 30, 2011, the Company could absorb a reduction to shareholders’ equity of approximately $527 million, and remain in compliance with the debt to total capitalization covenant.

In order to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the credit agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the credit agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, and, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at September 30, 2011.

At September 30, 2011, no principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Notes”) was outstanding. During the third quarter of 2011, holders of $108.1 million principal amount at maturity with an accreted value of $58.1 million of Notes required the Company to repurchase the Notes for cash of $57.9 million; the remaining Notes were retired.
H.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At September 30, 2011, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit, for these stock-based incentives, were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Long-term stock awards	$9	$9	$28	$28
Stock options	6	6	17	17
Phantom stock awards and stock appreciation rights	(5)	1	(3)	—

Total	$10	$16	$42	$45

Income tax benefit (before valuation allowance)	$4	$6	$16	$17

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — continued:
Long-Term Stock Awards

Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2011	2010
Unvested stock award shares at January 1	10	9
Weighted average grant date fair value	$19	$21

Stock award shares granted	2	3
Weighted average grant date fair value	$13	$14

Stock award shares vested	2	2
Weighted average grant date fair value	$20	$23

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$19

Unvested stock award shares at September 30	10	10
Weighted average grant date fair value	$17	$19
At September 30, 2011 and 2010, there was $122 million and $136 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of five years in both periods.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2011 and 2010 was $28 million and $22 million, respectively.

Stock Options

Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 2,372,500 of stock option shares in the nine months ended September 30, 2011 with a grant date exercise price approximating $13 per share. In the first nine months of 2011, 2,830,000 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note H — continued:
The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2011	2010
Option shares outstanding, January 1	37	36
Weighted average exercise price	$21	$23

Option shares granted, including restoration options	2	5
Weighted average exercise price	$13	$14

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$1 million	$1 million
Weighted average exercise price	$8	$8

Option shares forfeited	3	4
Weighted average exercise price	$22	$23

Option shares outstanding, September 30	36	37
Weighted average exercise price	$21	$21
Weighted average remaining option term (in years)	6	6

Option shares vested and expected to vest, September 30	36	37
Weighted average exercise price	$21	$22
Aggregate intrinsic value (A)	$—million	$15 million
Weighted average remaining option term (in years)	6	6

Option shares exercisable (vested), September 30	24	22
Weighted average exercise price	$24	$25
Aggregate intrinsic value (A)	$—million	$3 million
Weighted average remaining option term (in years)	4	4
(A) Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At September 30, 2011 and 2010, there was $39 million and $50 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in both 2011 and 2010.

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

During the nine months ended September 30, 2011, the Company adjusted certain employee expense related accruals which resulted in a $5 million reduction to expenses related to the fourth quarter of 2010. The effect was not material to the previously issued financial statements.

Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$2	$—
Interest cost	12	2	11	3
Expected return on plan assets	(9)	—	(9)	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	2	1	3	—

Net periodic pension cost	$6	$3	7	3

	Nine Months Ended September 30,
	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$4	$—
Interest cost	34	6	34	7
Expected return on plan assets	(25)	—	(27)	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	7	1	8	—

Net periodic pension cost	$18	$7	$19	$7

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
J. Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
The Company’s operations by
segment were:
Cabinets and Related Products	$307	$357	$(34)	$(61)	$944	$1,160	$(111)	$(113)
Plumbing Products	768	686	91	97	2,239	2,031	270	267
Installation and Other Services	315	292	(27)	(22)	863	874	(93)	(87)
Decorative Architectural Products	455	463	88	104	1,322	1,357	247	300
Other Specialty Products	161	159	12	11	432	435	2	16

Total	$2,006	$1,957	$130	$129	$5,800	$5,857	$315	$383

The Company’s operations by geographic area were:
North America	$1,524	$1,528	$80	$79	$4,420	$4,617	$178	$257
International, principally Europe	482	429	50	50	1,380	1,240	137	126

Total	$2,006	$1,957	130	129	$5,800	$5,857	315	383

General corporate expense, net			(27)	(27)			(95)	(84)
Charge for litigation settlement (B)			(1)	—			(6)	—

Operating profit			102	102			214	299
Other income (expense), net			(41)	(64)			(116)	(223)

Income before income taxes			$61	$38			$98	$76

(A)	Inter-segment sales were not material.

(B)	Charge for litigation settlement relates to a business unit in the Cabinets and Related Products segment and the Other Specialty Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
K. Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income from cash and
cash investments	$2	$2	$5	$4
Other interest income	1	—	1	1
Income (loss) from financial investments
(Note D)	19	(3)	69	(2)
Other items, net	—	—	(1)	(5)

Total other net	$22	$(1)	$74	$(2)

Other items, net, included $1 million and $— million of currency gains for the three months and nine months ended September 30, 2011, respectively. Other items, net, included $4 million and $(2) million of currency gains (losses) for the three months and nine months ended September 30, 2010, respectively.
L. Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator (basic and diluted):
Net income (loss)	$36	$(5)	$(2)	$(9)
Allocation to unvested restricted stock awards	(1)	(1)	(2)	(2)

Net income (loss) attributable to common shareholders	35	(6)	(4)	(11)

Net income (loss) available to common shareholders	$35	$(6)	$(4)	$(11)

Denominator:
Basic common shares (based upon weighted average)	348	349	348	349
Add:
Contingent common shares	—	—	—	—
Stock option dilution	—	—	—	—

Diluted common shares	348	349	348	349

For the three months and nine months ended September 30, 2011 and 2010, the Company allocated dividends to the unvested restricted stock awards (participating securities).
Additionally, 37 million common shares for the three months and nine months ended September 30, 2011 and 2010 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Note L — concluded:
In the first nine months of 2011, the Company granted 2 million shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired approximately 2 million shares of Company common stock, for cash aggregating $30 million. At September 30, 2011, the Company had 25 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.
On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.225 ($.225), respectively, for the three months and nine months ended September 30, 2011 and the three months and nine months ended September 30, 2010.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)
N.	The effective tax rate was 64 percent for the nine months ended September 30, 2011 primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.
As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $6 million.
O.	In October 2011, the Company determined that several businesses in the Installation and Other Services segment related to commercial drywall installation, millwork and framing are not core to the Company’s long-term growth strategy and, accordingly, has embarked on a plan of disposition. The businesses had combined 2010 net sales of approximately $100 million and aggregate operating losses of $10 million (excluding any impairment charges). The Company expects proceeds from the dispositions will be less than the net book value of the businesses. The dispositions are expected to be completed within the next twelve months.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2011 AND THE FIRST NINE MONTHS 2011 VERSUS
THIRD QUARTER 2010 AND THE FIRST NINE MONTHS 2010
SALES AND OPERATIONS
     The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		(Decrease) Increase
	2011	2010	2011 vs. 2010
Net Sales:
Cabinets and Related Products	$307	$357	(14%)
Plumbing Products	768	686	12%
Installation and Other Services	315	292	8%
Decorative Architectural Products	455	463	(2%)
Other Specialty Products	161	159	1%

Total	$2,006	$1,957	3%

North America	$1,524	$1,528	—%
International, principally Europe	482	429	12%

Total	$2,006	$1,957	3%

	Nine Months Ended
	September 30,
	2011	2010
Net Sales:
Cabinets and Related Products	$944	$1,160	(19%)
Plumbing Products	2,239	2,031	10%
Installation and Other Services	863	874	(1%)
Decorative Architectural Products	1,322	1,357	(3%)
Other Specialty Products	432	435	(1%)

Total	$5,800	$5,857	(1%)

North America	$4,420	$4,617	(4%)
International, principally Europe	1,380	1,240	11%

Total	$5,800	$5,857	(1%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(11.1%)	(17.1%)	(11.8%)	(9.7%)
Plumbing Products	11.8%	14.1%	12.1%	13.1%
Installation and Other Services	(8.6%)	(7.5%)	(10.8%)	(10.0%)
Decorative Architectural Products	19.3%	22.5%	18.7%	22.1%
Other Specialty Products	7.5%	6.9%	.5%	3.7%

North America	5.2%	5.2%	4.0%	5.6%
International, principally Europe	10.4%	11.7%	9.9%	10.2%
Total	6.5%	6.6%	5.4%	6.5%

Total operating profit margin, as reported	5.1%	5.2%	3.7%	5.1%

(A)	Before general corporate expense, net and the charge for litigation settlement; see Note J to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
NET SALES
Net sales increased three percent and decreased one percent, respectively, for the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. Excluding the positive effect of currency translation, net sales were flat and decreased three percent, respectively, for the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales, as reported	$2,006	$1,957	$5,800	$5,857
Acquisitions (none)	—	—	—	—

Net sales, excluding acquisitions	2,006	1,957	5,800	5,857
Currency translation	(40)	—	(94)	—

Net sales, excluding acquisitions and the effect of currency translation	$1,966	$1,957	$5,706	$5,857

North American net sales were negatively affected by the planned exit of certain cabinet product lines, which decreased sales by two percent and three percent, respectively, for the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. North American net sales for the nine-month period ended September 30, 2011 were also negatively affected by lower sales volume of installation and other services, cabinets, paints and stains, builders’ hardware and windows, which, in the aggregate, decreased sales by five percent from the comparable period of 2010. Such declines were partially offset by selling price increases, which increased sales by three percent and two percent, respectively, for the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010.
     In local currencies, net sales from International operations increased four percent and five percent, respectively, for the three-month and nine-month periods ended September 30, 2011, primarily due to increased sales volume and selling prices of International plumbing products, offset by lower sales volume related to International cabinets and windows. A weaker U.S. dollar increased International net sales by eight percent and six percent, respectively, in the three-month and nine-month periods ended September 30, 2011, compared to the same periods of 2010.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net sales of Cabinets and Related Products decreased in the three-month and nine-month periods ended September 30, 2011, due to the planned exit of ready-to-assemble and other non-core in-stock cabinet product lines, which decreased net sales in this segment by 11 percent and 12 percent, respectively, from the comparable periods of 2010. Net sales in this segment were also negatively affected by lower sales volumes of both North American and International cabinets, which decreased sales in this segment by six percent and nine percent, respectively, in the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. A weaker U.S. dollar increased sales in this segment by two percent and one percent, respectively, for the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. Such declines were partially offset by selling price increases.
     Net sales of Plumbing Products increased, due to increased sales volume in North America, which increased sales by three percent and one percent, respectively, in the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. In local currencies, net sales of International operations increased sales in this segment by three percent and four percent, respectively, in the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010. Such increases in International sales were due to increased sales volume and increased selling prices. A weaker U.S. dollar increased sales in this segment by five percent and three percent, respectively, for the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010.
     Net sales of Installation and Other Services for the third quarter of 2011 were positively affected by increased sales volume and increased selling prices in the new home construction market and increased retrofit sales. Net sales in this segment decreased for the nine-month period ended September 30, 2011, due to lower sales volume, partially offset by increased selling prices in the new home construction market.
     Net sales of Decorative Architectural Products decreased for the three-month period ended September 30, 2011, due to lower sales volume of paints and stains. Net sales in this segment decreased for the nine-month period ended September 30, 2011 due to lower sales volume of paints and stains and builders’ hardware. Such declines were partially offset by increased selling prices of paints and stains and increased sales of paint products to the professional paint market.
     Net sales of Other Specialty Products decreased for the nine-month period ended September 30, 2011 primarily due to lower sales volume of windows in North America and the U.K., partially offset by increased selling prices and a more favorable product mix of windows in North America. A weaker U.S. dollar increased sales in this segment by one percent for both the three-month and nine-month periods ended September 30, 2011 from the comparable periods of 2010.
OPERATING MARGINS
     Our gross profit margins were 24.7 percent and 25.0 percent, respectively, for the three-month and nine-month periods ended September 30, 2011 compared with 25.2 percent and 26.2 percent, respectively, for the comparable periods of 2010. Results for the three-month and nine-month periods ended September 30, 2011 reflect a less favorable relationship between selling prices and commodity costs, increased litigation settlement expenses and increased expenses related to growth initiatives.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Selling, general and administrative expenses, as a percentage of sales, were 19.6 percent and 21.3 percent, respectively, for the three-month and nine-month periods ended September 30, 2011, compared to 20.0 percent and 21.1 percent, respectively, for the comparable periods of 2010.
     We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and nine-month periods ended September 30, 2011 includes $13 million and $60 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2010, we incurred costs and charges of $39 million and $104 million, respectively, related to these initiatives.
     We anticipate that full-year 2011 rationalization charges for the entire Company will aggregate approximately $100 million. In October 2011, we announced several plant closures related to our Milgard Window manufacturer in the Western U.S.; the additional cost is currently estimated at approximately $30 million, primarily related to accelerated depreciation expense, and has been included in our full-year estimate of rationalization charges. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.
     In October 2011, we determined that several businesses in the Installation and Other Services segment related to commercial drywall installation, millwork and framing are not core to our long-term growth strategy and, accordingly, we embarked on a plan of disposition. The businesses had combined 2010 net sales of approximately $100 million and aggregate operating losses of $10 million (excluding any impairment charges). We expect proceeds from the dispositions will be less than the net book value of the businesses. The dispositions are expected to be completed within the next twelve months.
     As a result of continued losses in the commercial businesses in the Installation and Other Services segment, at September 30, 2011, the Company recorded a pre-tax impairment charge of $7 million related to certain intangible assets for these businesses. The Company then assessed the goodwill associated with these businesses and determined no impairment was necessary at September 30, 2011.
     Operating margins in the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2011 were positively affected by lower costs and charges associated with business rationalizations and the benefits associated with business rationalizations and other cost savings initiatives. Such benefits were offset by lower sales volume and the related under-absorption of fixed costs and a less favorable relationship between selling prices and commodity costs in both periods.
     Operating margins in the Plumbing Products segment for the three-month and nine-month periods ended September 30, 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix and increased expenses related to growth initiatives. Such declines were partially offset by increased sales volume and the benefits associated with business rationalizations and other cost savings initiatives.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating margins in the Installation and Other Services segment for the third quarter of 2011 were positively impacted by increased sales volume, offset by a less favorable relationship between selling prices and commodity costs and a $7 million impairment charge related to the intangible assets of certain businesses that will be sold. Operating margins in this segment for the nine-month period ended September 30, 2011 were negatively affected by lower sales volume and the related under-absorption of fixed costs. Both the three-month and nine-month periods ended September 30, 2011 were positively affected by the benefits associated with business rationalizations and other cost savings initiatives.
     Operating margins in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2011 reflect lower sales volume of paints and stains, a less favorable relationship between selling prices and commodity costs, and increased expenses related to growth initiatives.
     Operating margins in the Other Special Products segment for the third quarter of 2011 were positively affected by a favorable relationship between selling prices and commodity costs. Operating margins in this segment for the nine-month period ended September 30, 2011 reflect lower sales volume and the related under-absorption of fixed costs and increased expenses related to growth initiatives. Both the three-month and nine-month periods ended September 30, 2011 were positively affected by the benefits associated with business rationalizations and other cost savings initiatives.
OTHER INCOME (EXPENSE), NET
     Other items, net, for the three-month and nine-month periods ended September 30, 2011 included $1 million and $— million, respectively, of currency transaction gains. Other items, net, for the three-month and nine-month periods ended September 30, 2010 included $4 million and $(2) million, respectively, of currency transaction gains (losses).
     For the nine-month period ended September 30, 2011, we recognized gains of $41 million related to the sale of TriMas common stock. For the three-month and nine-month periods ended September 30, 2011 we also recognized gains of $19 million and $28 million, respectively, related to distributions from private equity funds.
     For the nine-month period ended September 30, 2010, we recognized non-cash, pre-tax impairment charges of $33 million related to financial investments ($28 million related to Asahi Tec preferred stock and $5 million related to private equity funds and other private investments).
INCOME (LOSS) PER COMMON SHARE
     Income (loss) (attributable to Masco Corporation) for the three-month and nine-month periods ended September 30, 2011 was $36 million and $(2) million, respectively, compared with $(5) million and $(9) million, respectively, for the comparable periods of 2010. Diluted income (loss) per common share (attributable to Masco Corporation) for the three-month and nine-month periods ended September 30, 2011 was $.10 per common share and $(.01) per common share, respectively, compared with $(.02) per common share and $(.03) per common share, respectively, for the comparable periods of 2010.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The effective tax rates were 20 percent and 64 percent, respectively, for the three-month and nine-month periods ending September 30, 2011. The tax rate for the nine-month period ended September 30, 2011 is higher than our normalized tax rate of 36 percent primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.
     The effective tax rates were 82 percent and 70 percent, respectively, for the three-month and nine-month periods ending September 30, 2010. The tax rates were higher than our normalized tax rate of 36 percent primarily due to certain plant closure costs and other losses in certain jurisdictions providing no tax benefit.
OTHER FINANCIAL INFORMATION
     Our current ratio was 1.5 to 1 and 2.3 to 1, respectively, at September 30, 2011 and December 31, 2010. The change in the current ratio is due to the reclassification of $791 million of 5.875% notes due July 15, 2012 to short-term notes payable.
     For the nine months ended September 30, 2011, cash of $95 million was provided by operating activities.
     Net cash used by financing activities was $190 million. Financing activities include $80 million for the payment of cash dividends, $58 million for the re-purchase of the Zero Coupon Notes, and $30 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2011. Net cash used for investing activities was $9 million and included $49 million of proceeds related to the sale of TriMas common stock, $43 million of net proceeds related to sale of other financial investments and $19 million of net proceeds related to the sale of fixed assets, partially offset by $106 million for capital expenditures.
     For 2011, we anticipate capital expenditures, excluding any potential 2011 acquisitions, to be approximately $170 million.
     Our cash and cash investments were $1.6 billion and $1.7 billion at September 30, 2011 and December 31, 2010, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.
     Of the $1.6 billion and the $1.7 billion of cash and cash investments held at September 30, 2011 and December 31, 2010, respectively, $544 million and $493 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.
     The Company has $791 million of fixed-rate debt due July 15, 2012 (“Notes”) with an interest rate of 5.875%. The Company plans to re-finance a portion of the Notes in 2012 and therefore has entered into new forward interest rate swap agreements to hedge the volatility in interest payments associated with this planned debt issuance. The interest rate swaps are intended to cover a notional amount of $400 million; the Company anticipates that it will redeem the remaining Notes for cash.
     We were in compliance with all covenants and had no borrowings under our credit agreement at September 30, 2011.

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
OUTLOOK FOR THE COMPANY
     The foreclosure process, credit availability, declining home values, and consumer confidence continue to dampen the U.S. economy and hinder any housing recovery. We continue to believe that housing start levels in 2011 will be flat with 2010. Longer-term, however, we are confident about the fundamentals for the new home construction and home improvement markets and we are optimistic about the future.
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
The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of September 30, 2011. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
b.	Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2011, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

MASCO CORPORATION
PART II. OTHER INFORMATION (continued)
Item 6. Exhibits

12	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	-	Certification by Chief Executive Officer Required by Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	-	Certification by Chief Financial Officer Required by Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

MASCO CORPORATION
PART II. OTHER INFORMATION, concluded
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
	By:	/s/ John G. Sznewajs
		Name:	John G. Sznewajs
October 28, 2011		Title:	Vice President, Treasurer and Chief Financial Officer

MASCO CORPORATION
EXHIBIT INDEX
Exhibit

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File