Form 10-K
period 2011-12-31
MASCO CORP /DE/
filed 2012-02-21
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	Commission File Number 1-5794

MASCO CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan	48180
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2011 (based on the closing sale price of $12.03 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $4,179,174,000.

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2012:

357,294,300 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation

2011 Annual Report on Form 10-K

PART I

Item 1. Business.

Masco Corporation manufactures, distributes and installs home improvement and building products, with emphasis on brand-name consumer products and services holding leadership positions in their markets. We are among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows, and we are one of the largest installers of insulation for the new home construction market. We provide broad product offerings in a variety of styles and price points and distribute products through multiple channels, including directly to homebuilders and wholesale and retail channels. Approximately 76 percent of our 2011 sales were generated by our North American operations.

In 2011, we experienced increased commodity costs while the economy continued to experience declining home values, lack of job creation and depressed consumer confidence, hindering a housing recovery, all of which impacted our performance. Notwithstanding this challenging environment, we continued to take actions designed to increase our market share in our major product categories, strengthen our brands, invest in product innovation and introduce new products. We have done this while continuing to rationalize our business operations and manage our cost structure. We believe our strategy has improved our business execution and has positioned us well for a recovery in our markets.

We have taken many actions to increase our market share and strengthen our brands and businesses. We are gaining share in the U.S. with our DELTA®, PEERLESS®, BRIZO®, HOT SPRING® and CALDERA® brands. We are also extending the Delta and Peerless brands to additional product categories, including tub and shower bathing systems and bath hardware, and are pursuing international opportunities for these brands. In 2011, we achieved year-over-year overall share gains in our Installation and Other Services segment and we also completed the implementation of a new Enterprise Resource Planning (“ERP”) system in this segment. Behr increased its brand share across all DIY architectural coatings categories, and is also pursuing international opportunities. Milgard Manufacturing continued to gain share in the western United States, and the U.K. Window Group is gaining share in its markets in the United Kingdom.

We are focused on enhancing customer experience through new product development and product innovation. In 2011, Delta Faucet Company launched its innovative TOUCH2O® technology for lavatory faucets. Behr introduced a new low-VOC formula in its core PREMIUM PLUS® paint line and also launched the KILZ® PRO-X™ coatings line program at The Home Depot. Masco Cabinetry introduced a countertop product for the kitchen and an integrated bathroom vanity countertop solution. Arrow Fastener has introduced several new products to enhance their core product line including the T50 ELITE™ tool line, which is gaining share with domestic and international retailers.

We believe our commitment to developing innovative products and building our brands is demonstrated by the recognition we received in 2011. KraftMaid cabinetry ranked “Highest in Customer Satisfaction with Cabinets” in the J.D. Power and Associates 2011 U.S. Kitchen Cabinet Satisfaction StudySM. Delta Faucet was named WaterSense® Partner of the Year by the Environmental Protection Agency in recognition of its ongoing commitment to promoting advancements in water efficiency. Hansgrohe again received the prestigious Product Design Award from the Federal Republic of Germany. Behr was recognized by The Home Depot as “2011 Partner of the Year Department 24 – Paint” in the U.S. and in Canada, and Behr products again achieved #1 rankings in a leading consumer study. The Kilz brand ranked highest among paint brands for the second year in a row based on a 2011 Harris poll. MILGARD® ESSENCE SERIES® windows received the 2011 Crystal Achievement Award for Most Innovative New Window for a Large Manufacturer from Window & Door, a trade magazine. The MILGARD® TUSCANY® SERIES windows and doors with the SMARTTOUCH® technology was named winner of the 2011 Smart Choice Award by the 50+ Housing Council, a group focused on the needs of the aging population in Southern California. Builder, a leading magazine for the residential construction industry, named Milgard Windows and Doors as the Brand Leader in Overall Vinyl Quality in its 2012 Brand Use Study, marking the seventh time Milgard products have been recognized. Lastly, the HOT SPRING ARIA® spa received the “Best Buy” distinction from Consumers Digest.

Since the economic downturn, we have taken significant actions designed to rationalize our business operations, manage our cost structure and improve our business processes. We have successfully managed our cash position, resulting in approximately $1.7 billion of cash at December 31, 2011. Over the last several years, we have closed 28 facilities and reduced headcount by over 30,000, enabling us to achieve a significant reduction in our fixed costs. We have improved our global supply chain by leveraging our size to realize purchasing cost savings, simplify the purchasing process, and coordinate logistical operations. At several of our businesses, we have implemented new ERP systems to improve the operations of our businesses, including customer service and inventory management and reduce costs. We are also implementing lean principles and production process studies to reduce production costs and improve efficiencies. Our Retail and Builder Cabinet businesses have been integrated, achieving profit and process improvements as a result of integration savings, lean and sourcing activities and spending reductions.

In 2011, we took additional actions designed to manage our costs, including additional plant closures and divestitures, further reducing our headcount. We also commenced the integration of our WELLHOME® business into our Masco Contractor Services (“MCS”) group to enhance MCS’s sales and marketing capability and further expand our retrofit insulation business. Finally, we completed the common architecture program for the MERILLAT® and QUALITY CABINETSTM brands at Masco Cabinetry and completed the exit of our ready-to-assemble product line in North America.

We believe that our actions have managed our businesses successfully through the economic crisis and subsequent recession of recent years. We also believe that our actions have strengthened our businesses and that we are ready to meet the economic challenges that will come with growth out of the recession in all of our markets.

Our Business Segments

We report our financial results in five business segments aggregated by similarity in products and services. The following table sets forth the contribution of our segments to net sales and operating (loss) profit for the three years ended December 31, 2011, 2010 and 2009. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2011, is set forth in Note O to our consolidated financial statements included in Item 8 of this Report.

		(In Millions)
	Net Sales(1)
	2011	2010	2009
Cabinets and Related Products	$1,231	$1,464	$1,674
Plumbing Products	2,913	2,692	2,564
Installation and Other Services	1,077	1,041	1,121
Decorative Architectural Products	1,670	1,693	1,714
Other Specialty Products	576	596	584

Total	$7,467	$7,486	$7,657

	Operating (Loss) Profit (1)(2)(3)(4)
	2011	2010	2009
Cabinets and Related Products	$(206)	$(250)	$(64)
Plumbing Products	322	331	237
Installation and Other Services	(79)	(798)	(116)
Decorative Architectural Products	196	345	375
Other Specialty Products	(401)	19	(199)

Total	$(168)	$(353)	$233

(1)	Amounts exclude discontinued operations.

(2)	Operating (loss) profit is before general corporate expense, net, charge for defined-benefit plan curtailment, accelerated stock compensation expense, and loss on corporate fixed assets, net.

(3)	Operating (loss) profit is before charges of $9 million regarding the 2011 litigation settlements in the Cabinets and Related Products and the Other Specialty Products segments. Operating (loss) profit is before a charge of $7 million regarding the 2009 litigation settlement in the Cabinets and Related Products segment.

(4)	Operating (loss) profit includes impairment charges for goodwill and other intangible assets as follows: For 2011 – Cabinets and Related Products – $44 million; Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million. For 2010 – Plumbing Products – $1 million; and Installation and Other Services – $697 million. For 2009 – Plumbing Products – $39 million; and Other Specialty Products – $223 million.

All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and repair and remodel activity.

Cabinets and Related Products

In North America, we manufacture and sell value-priced, stock and semi-custom assembled cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points to address consumer preferences. We have also expanded our product offerings in this segment to include the manufacture and sale of kitchen countertops, as well as an integrated bathroom vanity and countertop solution. In Europe, we manufacture and sell assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are sold in the United States and in Europe under a number of trademarks including KRAFTMAID®, TVILUM® and WOODGATE® primarily to dealers and home centers, and under the MERILLAT®, MOORES™ and QUALITY CABINETS™ brands primarily to distributors and homebuilders for both the home improvement and new home construction markets. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major kitchen and bathroom renovation projects. A significant portion of our sales for the home improvement market are made through home center retailers.

New home construction has declined over 70 percent during the last six years, and this segment has been particularly affected by this downturn. This segment has also been negatively affected by a downturn in the repair and remodel market, particularly by consumers deferring expenditures for big-ticket items. In response, we have closed several manufacturing plants in this segment, and in 2011 we idled two additional facilities and completed the exit of our North American ready-to-assemble cabinet product line. Additionally, we continue to be focused on improving cabinet production efficiencies at lower volumes. We completed the common architecture platform for our MERILLAT® and QUALITY CABINETS™ brands in 2011, which we believe will enhance our manufacturing flexibility. Lastly, we have completed the integration of our Builder Cabinet Group and Retail Cabinet Group to form Masco Cabinetry, and we are beginning to realize cost savings from the integration.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large competitors and numerous local and regional competitors. In 2011, we experienced greater promotional pricing activity in this segment, which impacts the segment’s results of operations. In addition to price, we believe that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Our significant North American competitors include American Woodmark Corporation and Fortune Brands Home & Security, Inc.

Plumbing Products

The businesses in our Plumbing Products segment sell a wide variety of faucet and showering devices that are manufactured by or for us. The majority of our plumbing products are sold in North America and Europe under the brand names DELTA®, PEERLESS®, HANSGROHE®, AXOR®, BRIZO®, BRASSTECH®, BRISTANtm, GINGER®, NEWPORT BRASS®, ALSONS® and PLUMB SHOP®. Our products include single-handle and double-handle faucets, showerheads, handheld showers and valves, which are sold to major retail accounts and to wholesalers and distributors who, in turn, sell our products to plumbers, building contractors, remodelers, smaller retailers and others.

We believe that our plumbing products are among the leaders in sales in the North American and European markets, with American Standard, Kohler, Moen and Pfister as major brand competitors. We also have several European competitors, primarily in Germany, including Friedrich Grohe. We face significant competition from private label products (including house brands sold by certain of our customers). Many of the faucet and showering products with which our products compete are manufactured in Asia. The businesses in our Plumbing Products segment source products from Asia and manufacture products in the United States, Europe and Asia.

Other plumbing products manufactured and sold by us include products branded as AQUA GLASS®, MIROLIN®, AMERICAN SHOWER & BATH™ and Innovex® acrylic and gelcoat tub and shower systems, bath and shower enclosure units, shower trays and laundry tubs, which are sold primarily to wholesale plumbing distributors and home center retailers for the North American home improvement and new home construction markets. Our spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Lasco, Maax and Jacuzzi. We sell HÜPPE® shower enclosures through wholesale channels primarily in Western Europe. HERITAGE™ ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers.

Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home center retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT® and BRASSTECH® trademarks and for the “do-it-yourself” market under the MASTER PLUMBER® and PLUMB SHOP® trademarks, and are also sold under private label.

In addition to price, we believe that competition in our Plumbing Products markets is based largely on brand reputation, product quality, product innovation and features, and breadth of product offering.

A substantial portion of our plumbing products contain brass, the major components of which are copper and zinc. We have encountered price volatility for brass, brass components and any components containing copper and zinc; therefore, we have implemented a hedging strategy to minimize the impact of this volatility. Legislation enacted in California, Vermont and Maryland mandates new standards for acceptable lead content in plumbing products sold in those states. Federal legislation mandating a national standard for lead content in plumbing products will become effective in January 2014. Faucet and water supply valve manufacturers, including our plumbing product companies, will be required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets and certain of our plumbing products. Over the last several years, our Delta Faucet business introduced the DIAMOND™ SEAL TECHNOLOGY, which reduces the number of potential leak points in a faucet, simplifies installation and satisfies legislation regarding the acceptable lead content in plumbing products.

Installation and Other Services

Our Installation and Other Services segment sells installed building products and distributes building products primarily to the new home construction market, and, to a lesser extent, the retrofit and commercial construction markets, throughout the United States. In addition to insulation, we sell installed gutters, after-paint products, fireplaces and garage doors. The installation and distribution of insulation comprised approximately nine percent of our consolidated net sales in 2011, 2010 and 2009. Installed building products are supplied primarily to custom and production homebuilders by our network of branches located across the United States. Distributed products include insulation, insulation accessories, gutters, fireplaces and roofing. Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

In order to respond to the significant decrease in demand in the new home construction industry over the past several years, we have implemented various cost savings initiatives, including the consolidation and closure of approximately 110 branch locations. This rationalization has been accomplished while maintaining our strategic presence in most of the top 100 Metropolitan Statistical Areas in the United States. In addition, we have de-emphasized the installation of certain non-insulation building products that are not core to our service offering, including windows and paint. In 2011, we announced the decision to divest four non-core businesses in this segment that offered commercial drywall installation, millwork and framing services. We also completed the implementation of an ERP system, which we anticipate will enable us to achieve future efficiencies through the automation of manual processes and to provide superior customer service to our customers.

Also in response to the depressed new home construction market, we have expanded our ability to serve the residential retrofit and light commercial markets. Within the Installation and Other Services segment, we have several initiatives related to improved residential energy efficiency, including retrofit installation services (primarily insulation) delivered directly to homeowners, as well as through retailers and dealer outlets.

In addition to price, we believe that competition in this industry is based largely on customer service and the quality of installation service. We believe that we are the largest national provider of installed insulation in the new home construction industry in the United States. Our competitors include several regional contractors, as well as numerous local contractors and lumber yards. We believe that our capabilities and financial resources are substantial compared to regional and local contractors.

Decorative Architectural Products

We produce architectural coatings including paints, primers, specialty paint products, stains and waterproofing products. The products are sold in the United States, Canada, China, Mexico and South America under the brand names BEHR®, KILZ® and BEHR EXPRESSIONS® to “do-it-yourself” and professional customers through home centers, paint stores and other retailers. Net sales of architectural coatings comprised approximately 20 percent of our consolidated net sales in 2011, 2010 and 2009. Competitors in the architectural coatings market include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation. Recently our competitors have begun to offer combined paint and primer products similar to Behr’s PREMIUM PLUS ULTRA paint, which we introduced in 2009.

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

Titanium dioxide is a major ingredient in the manufacture of paint. The industry continues to experience cost increases for titanium dioxide as a result of surges in global demand and production capacity limitations, which has impacted our operating results in this segment. Petroleum products are also used in the manufacture of architectural coatings. Significant increases in the cost of crude oil and natural gas lead to higher raw material costs (e.g., for resins, solvents and packaging, as well as titanium dioxide), which can adversely affect the segment’s results of operations.

Our Decorative Architectural Products segment also includes LIBERTY® and BRAINERD® branded cabinet, door, window and other hardware, which is manufactured for us and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Top Knobs, Direct Import, Hickory Hardware and Stanley Black & Decker. Decorative bath hardware and shower accessories are sold under the brand names DELTA®, FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home centers and other retailers. Competitors include Moen and Gatco.

Other Specialty Products

We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors under the MILGARD® brand name to the home improvement and new home construction markets, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production and custom homebuilders and through lumber yards and home centers. In late 2010, Milgard Manufacturing introduced the ESSENCE SERIES™ wood windows and doors, which combines a wood interior with a fiberglass exterior. This segment’s competitors in North America include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands. In 2011, we closed four plants in this segment.

In the United Kingdom, we manufacture and sell windows, related products and components under several brand names including GRIFFIN™, CAMBRIAN™, PREMIER™ and DURAFLEX™. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our DURAFLEX products are also sold to other window fabricators. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors. In addition to price, we believe that competition in this industry is based largely on customer service and product quality.

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

•	We do not consider backlog orders to be material.

•	At December 31, 2011, we employed approximately 31,000 people. Satisfactory relations have generally prevailed between us and our employees.

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

A significant portion of our business relies on home improvement (including repair and remodel) and new home construction activity levels, principally in North America and Europe. The current economic decline has adversely affected our home improvement businesses. Continued low levels of consumer confidence, high levels of unemployment, and the downward pressure on home prices have limited consumers’ discretionary spending and have made consumers reluctant to make additional investments in existing homes, including large kitchen and bath remodeling projects. The increasing number of households with negative equity in their homes, and more conservative residential lending practices for home equity loans that are often used to finance repairs and remodeling, are limiting the ability of consumers to finance home improvements. Additionally, sales of existing homes, which significantly impact our home improvement business, have decreased significantly in the past few years.

New home construction, which is cyclical in nature, is experiencing a prolonged and substantial downturn marked by continued softness in the demand for new homes, an oversupply of existing homes on the market and more stringent standards for homebuyers seeking financing. The oversupply of existing homes held for sale is exacerbated by slower household formation growth rates, the significant number of short sales and home mortgage foreclosures, as well as uncertainties in the home foreclosure process, all of which continue to contribute to the downward pressure on home prices. Further, the expiration or scaling back of homebuyer tax credits and other government programs has also negatively impacted home sales. It is uncertain when, and to what extent, these trends and factors might reverse or improve.

Although we believe that the long-term outlook for home improvement and new home construction is favorable, we cannot predict the type, timing or strength of a recovery in these areas. The large number of borrowers who remain at risk of potentially losing their homes through foreclosures or short sales, coupled with the voluntary and involuntary halts of foreclosure proceedings by lenders due to legal challenges, could prolong the downturn in home improvement and new home construction activity. Prolonged depressed activity levels in consumer spending for home improvements and new home construction will continue to adversely affect our results of operations and our financial position and may disproportionately affect our business segments that are most heavily dependent on new home construction and large consumer investments in home remodeling projects.

The prolonged economic downturn could result in our taking additional significant non-cash charges, which may reduce our financial resources and flexibility and could negatively affect our earnings and reduce shareholders’ equity.

We have recorded significant goodwill and other intangible assets related to prior business combinations on our balance sheet. The valuation of these assets is largely dependent upon the expectations for future performance of our businesses. In recent years, we have recorded significant non-cash impairment charges for financial investments and goodwill and other intangible assets. We have also recorded a valuation allowance related to our deferred tax assets. A further decline in the expectation of our future performance, or a further deterioration in expectations regarding the timing and the extent of the recovery of the new home construction and home improvement segments, may cause us to recognize additional non-cash, pre-tax impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets, which are not determinable at this time. If the value of goodwill or other intangible assets is impaired, our earnings and shareholders’ equity would be adversely affected.

Further, our credit agreement contains financial covenants we must comply with, including covenants regarding limits on our debt to total capitalization ratio. If we are required to record additional non-cash impairment charges, which would reduce our shareholders’ equity, our borrowing capacity under our credit agreement may be limited. We recently amended our credit agreement to allow for the add-back to shareholders’ equity for impairment charges we have taken. There can be no assurance that we would be able to further amend the credit agreement in the future or that alternative financing would be available on acceptable terms and at acceptable rates, or that we would be permitted to obtain alternative financing under the terms of our existing financing arrangements.

If we do not maintain strong brands, develop new products or respond to changing consumer preferences and purchasing practices, our results could be adversely affected.

Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. We have increased our focus on investment in brand building and brand awareness, as well as new product development and product innovation. The uncertainties associated with developing and introducing new and improved products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling new or improved products may impact the success of our new product introductions. If our new products do not gain widespread market acceptance, we could lose market share, which could negatively impact our operating results.

Further, the volatile and challenging economic environment of recent years has caused shifts in consumer preferences and purchasing practices and changes in the business models and strategies of our customers. For example, the size of new homes has decreased, and demand has increased for multi-family housing units such as apartments and condominiums, which are often smaller than single-family housing units. The effect of these trends has resulted in smaller kitchens and smaller and fewer bathrooms, each with fewer cabinets and faucets, as well as the use of less insulation. Such shifts, which may or may not be long-term, have altered the quantity, type and prices of products demanded by the end-consumer and our customers. Additionally, consumers are increasingly using the internet and mobile technology to research home improvement products and enhance their purchasing experience for these products. If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers could be harmed, the demand for our products could be reduced and our market share could be negatively affected.

Our response to the prolonged economic downturn has been to continue our focus on implementation of cost-savings initiatives, which have been costly and may not be effective.

During the current downturn in home improvement and new home construction, we have focused on cost-saving initiatives, including rationalizing our businesses, particularly the consolidation of our cabinet businesses, as well as plant closures, headcount reductions, and system implementations.

The consolidation of our cabinet businesses has involved the integration of multiple manufacturing processes and information technology platforms, which has been complex, time-consuming and expensive. If we cannot successfully implement this consolidation or our other cost-savings initiatives, or if it becomes more expensive to make future cost-savings changes, we may not fully achieve the anticipated benefits from these initiatives. Further, if we do not effectively balance our focus on cost savings with the need to maintain a strong sales presence for our brands, we could lose market share. In the future, we will need to continually evaluate our productivity to assess opportunities to reduce costs, and we may incur additional costs and charges relating to further cost-savings initiatives. However, gaining additional efficiencies may become increasingly difficult over time. If the eventual recovery of our markets is fast-paced and robust, we may not be able to replace our reduced manufacturing and installation capacity in a timely fashion and our ability to respond to increased demand could be limited, which could result in lost market share and, ultimately, could negatively impact our operating results.

We rely on key customers and may encounter conflicts within and between our distribution channels.

The size and importance of individual customers to our businesses has increased as customers in our major distribution channels have consolidated or exited the business. Larger customers can make significant changes in their volume of purchases and can otherwise significantly affect the prices we receive for our products and services, our costs of doing business with them and the terms and conditions on which we do business. Sales of our home improvement and building products to home centers are substantial. In 2011, sales to our largest customer, The Home Depot, were $2.0 billion (approximately 27 percent of our consolidated net sales). Lowe’s is our second largest customer. In 2011, our sales to Lowe’s were less than ten percent of our consolidated net sales. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe’s would have a material adverse effect on our business.

As some of our customers expand their markets and their targeted customers, conflicts between our existing distribution channels have and will continue to occur. In addition, we may undermine the business relationships we have with customers who purchase our products through traditional wholesale channels as we increase the amount of business we transact directly with our customers. In addition, our large retail customers are increasingly requesting product exclusivity, which may affect our ability to offer products to other customers and may diminish our ability to leverage economies of scale.

Our principal markets are highly competitive.

The major geographic markets for our products and services are highly competitive. Competition is further intensified during economic downturns. Home centers are increasing their purchases of products directly from low-cost overseas suppliers for sale as private label and house brand merchandise. Additionally, home centers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly turning their marketing efforts directly toward professional contractors and installers. We believe that competition in our industries is based on price, product and service quality, brand reputation, customer service and product features and innovation.

In addition to the challenges we have faced as a result of the economic downturn, our ability to maintain our competitive positions in our markets and to grow our businesses depends to a large extent upon successfully maintaining our relationships with major customers, implementing growth strategies in our existing markets and entering new geographic markets, including successful penetration of international markets, capitalizing on and strengthening our brand names, managing our cost structure, accommodating shorter life-cycles for our products and product development and innovation.

Increased commodity costs and limited availability of commodities could affect our operating results.

We buy various commodities to manufacture our products, including, among others, wood, brass (made of copper and zinc), titanium dioxide and resins. Fluctuations in the availability and prices of these commodities could increase our costs to manufacture our products. Further, increases in energy costs not only increase our production costs, but also the cost to transport our products, each of which could negatively affect our financial condition and operating results.

It has been, and likely will continue to be, difficult for us to pass on to customers cost increases to cover our increased commodity and production costs. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to increase the prices of our products or achieve cost savings to offset increased commodity and production costs, our financial condition and operating results could be negatively impacted. If we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices. When commodity prices decline, we may receive pressure from our customers to reduce prices for our products and services.

To reduce the price volatility associated with certain anticipated commodity purchases, we use derivative instruments, including commodity futures and swaps. We may incur net substantial costs as part of our strategy to hedge against price volatility of certain commodities we purchase and we may make commitments to purchase these commodities at prices that subsequently exceed their market prices, which could adversely affect our financial condition and operating results.

We are dependent on third-party suppliers and manufacturers, and the loss of a key supplier or manufacturer could negatively affect our operating results.

Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of products and components from manufacturers and other suppliers. We rely heavily or, in certain cases, exclusively, on outside suppliers for some of our products and key components. Failure by our suppliers to provide us quality products on commercially reasonable terms, and to comply with legal requirements for business practices, could have a material adverse effect on our financial condition or operating results. Although these products and components are generally obtainable in sufficient quantities from other sources, resourcing them to another supplier could take time and could involve significant costs. Accordingly, the loss of a key supplier, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely impact our operating results.

Further, we manufacture products in Asia and source products and components from third parties in Asia. The distances involved in these arrangements, together with differences in business practices, shipping and delivery requirements, the limited number of suppliers, and laws and regulations, have increased the difficulty of managing our supply chain, the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain, our operating results could be negatively affected.

International political, monetary, economic and social developments affect our business.

Over 20 percent of our sales are made outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally the euro and the British pound sterling). Increased international sales make up an important part of our future strategic plans. In addition, we manufacture products in Asia and source products and components from third parties in Asia. Our international business faces risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws affecting activities of U.S. companies doing business abroad, including tax laws and laws regulating various business practices, also impact our international business. Our international operating results may be influenced, when compared to our North American results, in part by relative economic conditions in the European markets, including uncertainty regarding the European sovereign debt crisis, and competitive pricing pressures on certain products. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period and in forecasting future performance.

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

We are subject to U.S. and foreign government regulations pertaining to health and safety (including protection of employees and consumers), climate disruption and environmental issues. In addition to complying with current requirements and requirements that will become effective at a future date, even more stringent requirements could be imposed on our industries in the future. Additionally, some of our products must be certified by industry organizations. Compliance with these regulations and industry standards may require us to alter our manufacturing and installation processes and our sourcing, which could adversely impact our competitive position. Further, if we do not effectively and timely comply with such regulations and industry standards, our operating results could be negatively affected.

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

Item 1B. Unresolved	Staff Comments.

None.

Item 2. Properties.

The table below lists our principal North American properties for segments other than Installation and Other Services.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	12	13
Plumbing Products	23	6
Decorative Architectural Products	8	8
Other Specialty Products	10	6

Totals	53	33

Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

Our Installation and Other Services segment operates approximately 188 installation branch locations and approximately 70 distribution centers in the United States, most of which are leased.

The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	5	11
Plumbing Products	13	27
Decorative Architectural Products	—	—
Other Specialty Products	7	1

Totals	25	39

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

The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2011
Fourth	$10.71	$6.60	$.075
Third	12.50	6.78	.075
Second	14.43	11.73	.075
First	15.03	12.41	.075

Total			$.30

2010
Fourth	$13.54	$10.46	$.075
Third	12.05	9.94	.075
Second	18.78	10.74	.075
First	15.75	12.76	.075

Total			$.30

On January 31, 2012, there were approximately 5,350 holders of record of our common stock.

We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.

Equity Compensation Plan Information

We grant equity under our 2005 Long Term Stock Incentive Plan (the “Plan”). The following table sets forth information as of December 31, 2011 concerning the Plan, which was approved by our stockholders. We do not have any equity compensation plans that are not approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	36,305,607	$20.93	8,318,400

The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed on or before April 29, 2012, and such information is incorporated herein by reference.

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), (ii) The Standard & Poor’s Industrials Index (“S&P Industrials Index”) and (iii) the Standard & Poor’s Consumer Durables & Apparel Index (“S&P Consumer Durables & Apparel Index”), from December 31, 2006 through December 31, 2011, when the closing price of our common stock was $10.48. The graph assumes investments of $100 on December 31, 2006 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2006 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2007	2008	2009	2010	2011
Masco	$75.39	$42.06	$53.92	$50.60	$43.09
S&P 500 Index	$105.48	$66.93	$84.28	$96.78	$98.81
S&P Industrials Index	$111.99	$67.86	$81.56	$103.08	$102.47
S&P Consumer Durables & Apparel Index	$79.60	$52.88	$72.07	$94.08	$101.33

In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise. At December 31, 2011, we had remaining authorization to repurchase up to 25 million shares. During 2011, we repurchased and retired two million shares of our common stock, for cash aggregating $30 million to offset the dilutive impact of the 2011 grant of two million shares of long-term stock awards. We have not purchased any shares since April 2011.

Item 6.	Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2011	2010	2009	2008	2007
Net Sales (1)	$7,467	$7,486	$7,657	$9,338	$11,251
Operating (loss) profit (1)(2)(3)(4)(5)(6)	$(295)	$(463)	$70	$149	$1,052
(Loss) income from continuing operations attributable to Masco Corporation (1)(2)(3)(4)(5)(6)(7)	$(465)	$(1,022)	$(130)	$(329)	$496
Per share of common stock:
(Loss) income from continuing operations:
Basic	$(1.34)	$(2.94)	$(.38)	$(.95)	$1.31
Diluted	$(1.34)	$(2.94)	$(.38)	$(.95)	$1.31
Dividends declared	$.30	$.30	$.30	$.93	$.92
Dividends paid	$.30	$.30	$.46	$.925	$.91
At December 31:
Total assets	$7,297	$8,140	$9,175	$9,483	$10,907
Long-term debt	3,222	4,032	3,604	3,915	3,966
Shareholders’ equity	742	1,582	2,817	2,981	4,142

(1)	Amounts exclude discontinued operations.

(2)	The year 2011 includes non-cash impairment charges for goodwill and other intangible assets aggregating $335 million after tax ($494 million pre-tax).

(3)	The year 2010 includes non-cash impairment charges for goodwill and other intangible assets aggregating $586 million after tax ($698 million pre-tax). The year 2010 also includes a valuation allowance on U.S. deferred tax assets of $372 million.

(4)	The year 2009 includes non-cash impairment charges for goodwill aggregating $180 million after tax ($262 million pre-tax).

(5)	The year 2008 includes non-cash impairment charges for goodwill and other intangible assets aggregating $412 million after tax ($415 million pre-tax).

(6)	The year 2007 includes non-cash impairment charges for goodwill and other intangible assets aggregating $100 million after tax ($119 million pre-tax).

(7)	(Loss) income from continuing operations excludes income from noncontrolling interest of $42 million, $41 million, $38 million, $39 million and $37 million in 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” “assume,” “seek,” “appear,” “may,” “should,” “will,” “forecast” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward-looking statements. We caution you against relying on any of these forward-looking statements. In addition to the various factors included in the “Executive Level Overview,” “Critical Accounting Policies and Estimates” and “Outlook for the Company” sections, our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, shifts in consumer preferences and purchasing practices, and our ability to achieve cost savings through business rationalizations and other initiatives. These and other factors are discussed in detail in Item 1A “Risk “Factors” of this Report. Any forward-looking statement made by us in this Report speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

We manufacture, distribute and install home improvement and building products. These products are sold to the home improvement and new home construction markets through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors and direct to the consumer.

2011 Results.    The following is a summary of the significant factors affecting us in 2011: Our Cabinets and Related Products segment continues to be negatively affected by softness in the new home construction market and increased competitive market conditions in the repair and remodel market. Further, the Cabinets and Related Products segment continued to incur costs and charges related to the integration of our North American cabinet manufacturers that began in 2010 and other plant closures and consolidations, including the exit of certain product lines. This segment also incurred goodwill impairment charges related to our ready-to-assemble cabinet manufacturer in Europe. Our Plumbing Products segment continues to realize increased sales volume and selling prices, offset by increased commodity costs and a less favorable product mix. The Installation and Other Services segment was positively affected by increased distribution sales, increased selling prices and increased retrofit and commercial sales, which partially offset decreases in sales volume related to the new home construction market. We also decided to divest certain operations in the Installation and Other Services segment that are not core to our long-term growth strategy; such operations have been classified as discontinued operations. The Decorative Architectural Products segment was negatively affected by lower sales volume of paints and stains due to increasingly competitive market conditions and increased commodity costs; this segment also incurred goodwill impairment charges related to the builders’ hardware business unit and rationalization costs related to the exit of a builders’ hardware product line. Our Other Specialty Products segment was negatively impacted by lower sales volume due to continuing weakness in our markets and increased business rationalization costs related to the closure of several facilities.

In 2011, we experienced increased commodity costs, and the economy continued to experience a further decline in home values, lack of job creation and depressed consumer confidence, hindering a housing recovery, all of which negatively impacted our performance. During 2011 we continued to take actions to further reduce our cost structure, including closing several branch locations in the Installation and Other Services segment, closing several manufacturing facilities related to our North American window manufacturer, closing one manufacturing facility related to our European ready-to-assemble cabinet manufacturer, one facility related to our North American cabinet manufacturer and continued to integrate our North American cabinet manufacturers. We incurred costs and charges related to these and other actions of $121 million. We believe that these actions, together with actions taken over the last several years, have positioned us well for the current environment and for the recovery in our markets.

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

Revenue Recognition and Receivables

We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record revenue for unbilled services performed based upon estimates of material and labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred bad debt expense related to customer defaults. Our bad debt expense was $12 million, $18 million and $34 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Financial Investments

We follow accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for our financial investments and liabilities. This guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

If applicable, we record investments in available-for-sale securities at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders’ equity, as a component of other comprehensive income in our consolidated balance sheet. During 2011 and 2010, we sold all of our shares of our investment in TriMas common stock for cash of $43 million and $10 million, respectively.

In the past, we have invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. At December 31, 2011, our investment in auction rate securities was $22 million; we have not increased our investment in auction rate securities since 2007. The fair value of auction rate securities is estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). If we changed the discount rate used in the fair value estimate by 75 basis points, the value of the auction rate securities would change by approximately $1 million.

We have maintained investments in a number of private equity funds, which aggregated $86 million at December 31, 2011. We carry our investments in private equity funds and other private investments at cost. It is not practicable for us to estimate a fair value for private equity funds and other private investments because there are no quoted market prices, and sufficient information is not readily available for us to utilize a valuation model to determine the fair value for each fund. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

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

At December 31, 2011, we have investments in 17 venture capital funds, with an aggregate carrying value of $17 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2011, we also have investments in 22 buyout funds, with an aggregate carrying value of $69 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

Goodwill and Other Intangible Assets

We record the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we complete the impairment testing of goodwill utilizing a discounted cash flow method. We selected the discounted cash flow methodology because we believe that it is comparable to what would be used by other market participants. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by accounting guidance. Our operating segments are reporting units that engage in business activities for which discrete financial information, including five-year forecasts, is available.

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

In 2011, we utilized estimated housing starts, from independent industry sources, growing from current levels to 1.5 million units in 2016 (terminal growth year) and operating profit margins improving to approximate historical levels for those business units by 2016 (terminal growth year). We utilize our weighted average cost of capital of approximately seven percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2011, due to market conditions and based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of ten percent to 15 percent for most of our reporting units.

In the fourth quarter of 2011, we estimated that future discounted cash flows projected for most of our reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no effect on the reported value of goodwill.

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

In 2011, we recognized non-cash, pre-tax impairment charges for goodwill aggregating $486 million ($330 million, after tax). The pre-tax impairment charge of $44 million in the Cabinets and Related Products segment relates to our European ready-to-assemble cabinet manufacturer and reflects the continued declining demand for certain products, as well as decreased operating margins. The pre-tax impairment charge of $75 million in the Decorative Architectural Products segment relates to our builders’ hardware business and reflects increasing competitive conditions for this business. The pre-tax impairment charge of $367 million in the Other Specialty Products segment relates to our North American window and door business. The charge reflects the continuing weak level of new home construction activity in the western U.S. in 2011, the reduced levels of repair and remodel activity and the expectation that the recovery in these segments will be modestly slower than previously anticipated.

A ten percent decrease in the estimated fair value of our reporting units at December 31, 2011 would not have resulted in any additional analysis of goodwill impairment for any additional business unit.

We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In 2011, we recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $8 million ($5 million, after tax) attributable to our Plumbing Products segment ($1 million), and our Other Specialty Products segment ($7 million).

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

Our 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors. At December 31, 2011, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

Long-Term Stock Awards

We grant long-term stock awards to key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares on the open market. We measure compensation expense for stock awards at the market price of our common stock at the grant date. There was $107 million (ten million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2011, which was included as a reduction of common stock and paid-in capital. Effective January 1, 2010, the vesting period for stock awards awarded after January 1, 2010 is five years. For stock awards granted prior to January 1, 2006, we recognize this expense over the vesting period of the stock awards, typically five to ten years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, we recognize the expense over five years or immediately upon a grantee’s retirement. Effective January 1, 2006, we recognize this expense ratably over the shorter of the vesting period of the stock awards, typically five to ten years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. Pre-tax compensation expense for the annual vesting of long-term stock awards was $39 million for 2011.

Stock Options

We grant stock options to key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than ten years after the grant date.

We measure compensation expense for stock options using a Black-Scholes option pricing model. We recognize this compensation expense ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. Pre-tax compensation expense for stock options was $21 million for 2011.

We estimated the fair value of stock options at the grant date using a Black-Scholes option pricing model with the following assumptions for 2011: risk-free interest rate – 2.69%, dividend yield – 2.35%, volatility factor – 49.03% and expected option life – six years. For expense calculation purposes, the weighted average grant-date fair value of option shares granted in 2011 was $5.07 per option share.

If we increased our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2011 would increase by 42 percent. If we lowered our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2011 would decrease by 53 percent.

Employee Retirement Plans

Effective January 1, 2010, we froze all future benefit accruals under substantially all of our domestic qualified and non-qualified defined-benefit pension plans. As a result of this action, the liabilities for these plans were remeasured; in addition, certain assumptions appropriate for on-going plans (e.g., turnover, mortality and compensation increases) have been modified or eliminated for the remeasurement.

Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based upon vested years of service, and attributing those costs over the time period each employee works. We develop our pension costs and obligations from actuarial valuations. Inherent in these valuations are key assumptions regarding inflation, expected return on plan assets, mortality rates and discount rates for obligations and expenses. We consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in assumptions used could result in changes to reported pension costs and obligations within our consolidated financial statements.

In December 2011, we decreased our discount rate for obligations to an average of 4.40 percent from 5.30 percent. The discount rate for obligations is based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2011 Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 2.00 percent to 5.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.20 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets.

Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, increased to $439 million at December 31, 2011 from $359 million at December 31, 2010, primarily due to lower rates of return in the bond market in 2011. In accordance with accounting guidance, the underfunded amount has been recognized on our consolidated balance sheets at December 31, 2011 and 2010. Qualified domestic pension plan assets in 2011 had a net loss of approximately two percent compared to average gains of one percent for the corporate funds universe within the Independent Consultant Cooperative.

Our projected benefit obligation for our unfunded non-qualified defined-benefit pension plans was $174 million at December 31, 2011 compared with $163 million at December 31, 2010. This unfunded amount has been recognized on our consolidated balance sheets at December 31, 2011 and 2010.

At December 31, 2011, we reported a net liability of $613 million, of which $174 million was related to our non-qualified, supplemental retirement plans, which are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage (“AFTAP”) for the various defined-benefit pension plans ranges from 56 percent to 80 percent. At December 31, 2011, we had one plan that offered accelerated benefits (i.e., lump sum distributions) and the AFTAP for that plan is less than 80 percent; therefore, the plan is prohibited from allowing participants to receive any lump sum distribution in excess of 50 percent of the benefit value. In addition, plan amendments increasing benefits or liabilities for that plan are also prohibited.

We expect pension expense for our qualified defined-benefit pension plans to be $26 million in 2012 compared with $23 million in 2011. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2012 pension expense would increase by $3 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $9 million in 2012 compared with $9 million in 2011.

We anticipate that we will be required to contribute approximately $60 million to $70 million in 2012 to our qualified and non-qualified defined-benefit plans.

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

In the fourth quarter of 2010, we recorded a $372 million valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, we considered the weaker retail sales of certain of our building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing us to be in a three-year cumulative U.S. loss position. These factors negatively impact our ability to utilize tax-planning strategies that included the potential sale of certain non-core operating assets to support the realization of our U.S. Federal deferred tax assets, since current year losses are heavily weighted in determining if sufficient income would exist in the carryforward period to realize the benefit of the strategies.

During 2011, objective and verifiable negative evidence, such as continued U.S. operating losses and significant U.S. goodwill impairment charges, continued to outweigh positive evidence. As a result, we recorded an $89 million increase in the valuation allowance related to our U.S. Federal deferred tax assets as a non-cash charge to income tax expense.

Recording the valuation allowance does not restrict our ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

A rebound in the U.S. housing market from the current historic lows and retail sales of building products improving from their current levels should have a positive impact on our operating results in the U.S. A return to sustained profitability in the U.S. should result in objective positive evidence thereby warranting the potential reversal of all or a portion of the valuation allowance.

The $156 million and $228 million of deferred tax assets at December 31, 2011 and 2010, respectively, for which there is no valuation allowance recorded, are anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities.

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

While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved.

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

Corporate Development Strategy

Our current business strategy includes the rationalization of our business units, including consolidations, and increasing synergies among our business units. Going forward, we expect to maintain a balanced growth strategy with emphasis on cash flow, organic growth with fewer acquisitions and growth through new product development and greenfield locations related to certain Installation and Other Services businesses. As part of our strategic planning, we continue to review all of our businesses to determine which businesses may not be core to our long-term growth strategy.

During 2011, we determined that several business units in the Installation and Other Services segment were no longer core to our long-term growth strategy. These businesses were related to commercial drywall installation, millwork and framing; accordingly, we have embarked on a plan of disposition for these businesses and have accounted for these businesses as discontinued operations in 2011. In late 2011, we acquired a small manufacturer of hot tubs in the Plumbing Products segment. See Note B to the consolidated financial statements for more information.

Liquidity and Capital Resources

Historically, we have largely funded our growth through cash provided by our operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of our common stock, including issuances for certain mergers and acquisitions.

Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies; such strategies have resulted in cash of approximately $1.7 billion at December 31, 2011. Our total debt as a percent of total capitalization was 84 percent and 72 percent at December 31, 2011 and 2010, respectively.

On June 21, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion with a maturity date of January 10, 2014. The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million. Any outstanding Letters of Credit reduce our borrowing capacity. At December 31, 2011, we had $92 million of outstanding and unused Letters of Credit, reducing our borrowing capacity by such amount.

Our revolving credit loans bear interest under the Credit Agreement, at our option: at (A) a rate per annum equal to the greatest of (i) prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then-applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then-applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then-applicable corporate credit ratings of the Company.

In order to borrow under the Credit Agreement, we must not be in default of our covenants under the Credit Agreement (i.e., in addition to the debt to total capitalization covenant and a financial covenant, we must meet a minimum adjusted interest coverage ratio, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects (i.e., no material adverse change or litigation likely to result in a material adverse change, no material ERISA or environmental non-compliance and no material tax deficiency). We were in compliance with all covenants and we had no borrowings at December 31, 2011.

On February 11, 2011, we entered into an amendment (deemed to be effective and applicable as of December 31, 2010) of the Credit Agreement (the “Amendment”). The Amendment provided for the add-back to shareholders’ equity in our debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on our deferred tax assets included in income tax expense, each taken in 2010, which aggregated $986 million after tax. The Amendment also permitted us to add-back, if incurred, up to $350 million in the aggregate of future non-cash charges subsequent to December 31, 2010.

Based on the limitations of the debt to total capitalization covenant (before the Second Amendment discussed below), at December 31, 2011, we had additional borrowing capacity, subject to availability, of up to $178 million. Alternatively, at December 31, 2011, we could absorb a reduction to shareholders’ equity of approximately $96 million, and remain in compliance with the debt to total capitalization covenant.

On February 13, 2012, we entered into another amendment (deemed to be effective and applicable as of December 31, 2011) of the Credit Agreement (the “Second Amendment”). The Second Amendment provides for the add-back to shareholders’ equity in our debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on our deferred tax assets included in income tax expense, each taken in 2010 and 2011, which aggregate $1.6 billion after tax. The Second Amendment also permits us to add-back, if incurred, up to $250 million in the aggregate of future non-cash charges subsequent to December 31, 2011. The Second Amendment also revised the permitted ratio of consolidated EBITDA to the consolidated interest expense to 2.25 to 1.00 through December 31, 2012, increasing to 2.50 to 1.00 with respect to each quarter thereafter.

Taking the Second Amendment into account, at December 31, 2011, we had additional borrowing capacity, subject to availability, of up to $630 million. Alternatively, at December 31, 2011, we could absorb a reduction to shareholders’ equity of approximately $340 million and remain in compliance with the debt to total capitalization covenant.

We have $791 million of fixed-rate debt due July 15, 2012 (“Notes”) with an interest rate of 5.875%. We plan to re-finance a portion of the Notes in 2012 and, therefore, we have entered into forward interest rate swap agreements to hedge the volatility in interest payments associated with this planned debt issuance. The interest rate swaps are intended to cover a notional amount of $400 million; we anticipate that we will redeem the remaining Notes for cash.

We had cash and cash investments of approximately $1.7 billion at December 31, 2011, principally as a result of strong cash flows from operations. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.

Of the $1.7 billion of cash and cash investments we held at both December 31, 2011 and 2010, $551 million and $493 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

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

We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro and the U.S. dollar; commodity cost fluctuations, primarily zinc and copper; and interest rate fluctuations, primarily related to our anticipated debt issuance in 2012. We review our hedging program, derivative positions and overall risk management on a regular basis.

During 2011, we paid a quarterly dividend of $.075 per common share.

Our working capital ratio was 1.5 to 1 and 2.3 to 1 at December 31, 2011 and 2010, respectively. The decline in the working capital ratio is primarily due to the classification to current liabilities of $791 million of 5.875% Notes due July 2012.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2011	2010	2009
Net cash from operating activities	$239	$465	$705
Retirement of notes	(58)	(359)	—
Issuance of notes, net of issuance costs	—	494	—
Proceeds from disposition of:
Businesses, net of cash disposed	—	—	8
Property and equipment	24	18	23
Proceeds from financial investments, net	94	42	11
Tax benefit from stock-based compensation	—	4	7
Cash dividends paid	(107)	(108)	(166)
Capital expenditures	(151)	(137)	(125)
Purchase of Company common stock	(30)	(45)	(11)
Decrease in debt, net	(5)	(2)	(11)
Dividends paid to noncontrolling interest	(18)	(15)	(16)
Acquisition of businesses, net of cash acquired	(10)	—	(8)
Effect of exchange rates on cash and cash investments	(18)	(14)	(5)
Other, net	(19)	(41)	(27)

Cash (decrease) increase	$(59)	$302	$385

Our cash and cash investments decreased $59 million to $1,656 million at December 31, 2011, from $1,715 million at December 31, 2010.

Net cash provided by operations of $239 million consisted primarily of net (loss) adjusted for non-cash and certain other items, including depreciation and amortization expense of $263 million, a $494 million charge for the impairment of goodwill and other intangible assets, a $(112) million net change in deferred taxes, a $86 million charge for the impairment of assets related to discontinued operations and other non-cash items, including stock-based compensation expense and amortization expense related to in-store displays.

We continue to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 47 days at both December 31, 2011 and 2010, and days sales in inventories were 52 days at December 31, 2011 and 49 days at December 31, 2010. Accounts payable days were 63 days at December 31, 2011 and 51 days at December 31, 2010; the increase in payable days is due to our improved management of accounts payable. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 12.2 percent at December 31, 2011 and 13.4 percent at December 31, 2010; such improvement was primarily due to improved accounts payable management.

Net cash used for financing activities was $219 million, and included cash outflows of $107 million for cash dividends paid, $63 million for the net payment of debt and $30 million for the acquisition of our common stock to offset the dilutive impact of long-term stock awards granted in 2011.

At December 31, 2011, we had remaining authorization from our Board of Directors to repurchase up to an additional 25 million shares of our common stock in open-market transactions or otherwise. We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Consistent with past practice, we anticipate repurchasing shares in 2012 to offset any dilution from long-term stock awards granted or stock options exercised as part of our compensation programs.

Net cash used for investing activities was $61 million, and included $151 million for capital expenditures. Cash provided by investing activities included primarily $24 million of net proceeds from the disposition of property and equipment and $94 million from the net sale of financial investments.

We invest in automating our manufacturing operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2011 were $151 million, compared with $137 million for 2010 and $125 million for 2009; for 2012, capital expenditures, excluding any potential 2012 acquisitions, are expected to be approximately $180 million. Depreciation and amortization expense for 2011 totaled $263 million, compared with $279 million for 2010 and $254 million for 2009; for 2012, depreciation and amortization expense, excluding any potential 2012 acquisitions, is expected to be approximately $219 million. Amortization expense totaled $17 million, $18 million and $17 million in 2011, 2010 and 2009, respectively.

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

Sales and Operations

Net sales for 2011 were $7.5 billion, relatively flat with 2010. Excluding results from acquisitions and the effect of currency translation, net sales decreased one percent compared with 2010. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months Ended December 31
	2011	2010
Net sales, as reported	$7,467	$7,486
– Acquisitions	—	—

Net sales, excluding acquisitions	7,467	7,486
– Currency translation	(88)	—

Net sales, excluding acquisitions and the effect of currency	$7,379	$7,486

Net sales for 2011 were adversely affected by lower sales volume of installed products, cabinets, paints and stains, builders’ hardware and windows, which, in aggregate, reduced sales by approximately three percent compared to 2010. Net sales for 2011 were also adversely affected by the planned exit of certain cabinet product lines, which reduced sales by approximately two percent compared to 2010. Such declines were partially offset by selling price increases, primarily related to plumbing products and paints and stains, which increased sales by approximately three percent. A weaker U.S. dollar increased sales by one percent compared to 2010.

Net sales for 2010 were adversely affected by lower sales volume of installed products and cabinets, which, in aggregate, reduced sales by approximately three percent compared to 2009. Net sales for 2010 were also negatively affected by lower sales volume of builders’ hardware and North American plumbing products, which reduced net sales by approximately one percent compared to 2009. Such declines were partially offset by a more favorable product mix of plumbing products and paints and stains, which increased sales by approximately one percent compared to 2009. Net sales volume in 2010 of our International plumbing products and windows increased in local currencies and increased consolidated net sales by approximately one percent compared to 2009. A stronger U.S. dollar decreased sales by one percent compared to 2009.

Our gross profit margins were 23.9 percent, 24.5 percent and 26.3 percent in 2011, 2010 and 2009, respectively. The decrease in the 2011 gross profit margin reflects lower sales volume and a less favorable relationship between selling prices and commodity costs. Such decreases were partially offset by the benefits associated with business rationalizations and other cost savings initiatives.

Selling, general and administrative expenses as a percent of sales were 21.2 percent in 2011 compared with 21.3 percent in 2010 and 21.9 percent in 2009. Selling, general and administrative expenses as a percent of sales in 2011 reflect increased expenses related to growth initiatives, offset by lower business rationalization expenses and the benefits associated with such expenses. Selling, general and administrative expenses as a percent of sales in 2010 reflect lower sales volume, increased advertising expenses related to new product introductions and increased system implementation costs.

Operating (loss) profit in 2011, 2010 and 2009 includes $121 million, $208 million and $94 million, respectively, of costs and charges related to business rationalizations and other cost savings initiatives. Operating (loss) profit in 2011, 2010 and 2009 includes $494 million, $698 million and $262 million, respectively, of impairment charges for goodwill and other intangible assets. Operating (loss) profit in 2011 and 2009 includes $9 million and $7 million, respectively, of charges for litigation settlements. Operating (loss) profit margins, as reported, were (4.0) percent, (6.2) percent and 0.9 percent in 2011, 2010 and 2009, respectively. Operating profit margins, excluding the items above, were 4.4 percent, 5.9 percent and 5.7 percent in 2011, 2010 and 2009, respectively.

Operating margins in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix and increased expenses related to growth initiatives. Such decreases more than offset lower business rationalization costs and the benefits associated with such expenses.

Operating margins in 2010 were positively affected by the benefits associated with business rationalizations and other cost savings initiatives, which more than offset the negative effect of lower sales volume and the less favorable relationship between selling prices and commodity costs.

Other Income (Expense), Net

During 2011, we recognized gains of $41 million related to the sale of TriMas common stock. We also recognized gains of $32 million related to distributions from private equity funds.

Other, net, for 2011 also included realized foreign currency losses of $5 million and other miscellaneous items.

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

Interest expense was $254 million, $251 million and $225 million in 2011, 2010 and 2009, respectively. The increase in interest expense in 2011 and 2010 is primarily due to the issuance of $500 million of 7.125% notes in March 2010.

(Loss) Income and (Loss) Earnings Per Common Share from Continuing Operations (Attributable to Masco Corporation)

(Loss) and diluted (loss) per common share from continuing operations for 2011 were $(465) million and $(1.34) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2010 were $(1,022) million and $(2.94) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2009 were $(130) million and $(.38) per common share, respectively. (Loss) from continuing operations for 2011 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $494 million ($335 million or $.96 per common share, after tax). (Loss) from continuing operations for 2010 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $698 million ($586 million or $1.68 per common share, after tax). (Loss) from continuing operations for 2009 included non-cash, pre-tax impairment charges for goodwill of $262 million ($180 million or $.51 per common share, after tax).

Our effective tax rate for the loss from continuing operations was a 10 percent tax benefit, a 32 percent tax expense, and a 32 percent tax benefit in 2011, 2010 and 2009, respectively. Compared to our normalized effective tax rate of 36 percent, the variance in the effective tax rate in 2011 and 2010 is due primarily to changes in the U.S. Federal valuation allowance, reversal of an accrual for uncertain tax positions and goodwill impairment charges providing no tax benefit.

In the fourth quarter of 2010, we recorded a $372 million valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, we considered the weaker retail sales of certain of our building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing us to be in a three-year cumulative U.S. loss position. These factors negatively impact our ability to utilize previously identified tax-planning strategies that included the potential sale of certain non-core operating assets to support the realization of our U.S. Federal deferred tax assets, since current year losses are heavily weighted in determining if sufficient income would exist in the carryfoward period to realize the benefits of the strategies.

Outlook for the Company

Although we continue to be concerned about foreclosure activity and access to financing, housing starts improved in 2011 to 607,000 units. We are cautiously optimistic about the economic trends in 2012. We believe the major restructuring activities in our Installation and Other Services segment and in our North American cabinet operations have been completed.

We are focused on achieving our 2012 strategic initiatives, which include leveraging our brands, reducing our costs, improving our Installation and Cabinet segments and strengthening our balance sheet. We believe these initiatives, coupled with the actions we have taken over the past several years, should position us for improved results in 2012 even in a flat housing market, and continue to believe that we will outperform as the housing market recovers.

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

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net Sales:
Cabinets and Related Products	$1,231	$1,464	$1,674	(16)%	(13)%
Plumbing Products	2,913	2,692	2,564	8%	5%
Installation and Other Services	1,077	1,041	1,121	3%	(7)%
Decorative Architectural Products	1,670	1,693	1,714	(1)%	(1)%
Other Specialty Products	576	596	584	(3)%	2%

Total	$7,467	$7,486	$7,657	—%	(2)%

North America	$5,669	$5,823	$6,000	(3)%	(3)%
International, principally Europe	1,798	1,663	1,657	8%	—%

Total	$7,467	$7,486	$7,657	—%	(2)%

	2011	2011(B)	2010	2010(B)	2009	2009(B)
Operating Profit (Loss): (A)
Cabinets and Related Products	$(206)	$(162)	$(250)	$(250)	$(64)	$ (64)
Plumbing Products	322	323	331	332	237	276
Installation and Other Services	(79)	(79)	(798)	(101)	(116)	(116)
Decorative Architectural Products	196	271	345	345	375	375
Other Specialty Products	(401)	(27)	19	19	(199)	24

Total	$(168)	$ 326	$(353)	$ 345	$233	$495

North America	$(259)	$ 191	$(507)	$191	$108	$331
International, principally Europe	91	135	154	154	125	164

Total	(168)	326	(353)	345	233	495
General corporate expense, net	(118)	(118)	(110)	(110)	(140)	(140)
Charge for defined-benefit curtailment	—	—	—	—	(8)	(8)
Charge for litigation settlements	(9)	(9)	—	—	(7)	(7)
Accelerated stock compensation expense	—	—	—	—	(6)	(6)
Loss on corporate fixed assets, net	—	—	—	—	(2)	(2)

Total operating profit (loss)	$(295)	$ 199	$(463)	$ 235	$ 70	$332

	2011	2011(B)	2010	2010(B)	2009	2009(B)
Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	(16.7)%	(13.2)%	(17.1)%	(17.1)%	(3.8)%	(3.8)%
Plumbing Products	11.1%	11.1%	12.3%	12.3%	9.2%	10.8%
Installation and Other Services	(7.3)%	(7.3)%	(76.7)%	(9.7)%	(10.3)%	(10.3)%
Decorative Architectural Products	11.7%	16.2%	20.4%	20.4%	21.9%	21.9%
Other Specialty Products	(69.6)%	(4.7)%	3.2%	3.2%	(34.1)%	4.1%
North America	(4.6)%	3.4%	(8.7)%	3.3%	1.8%	5.5%
International, principally Europe	5.1%	7.5%	9.3%	9.3%	7.5%	9.9%
Total	(2.2)%	4.4%	(4.7)%	4.6%	3.0%	6.5%
Total operating profit (loss) margin, as reported	(4.0)%	N/A	(6.2)%	N/A	.9%	N/A

(A)	Before general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, and loss on corporate fixed assets, net; see Note O to the consolidated financial statements.

(B)	Excluding impairment charges for goodwill and other intangible assets. The 2011 impairment charges for goodwill and other intangible assets were as follows: Cabinets and Related Products – $44 million; Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million. The 2010 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products – $1 million; and Installation and other Services – $697 million. The 2009 impairment charges for goodwill were as follows: Plumbing Products – $39 million; and Other Specialty Products – $223 million.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, charge for defined-benefit plan curtailment, charge for litigation settlements, accelerated stock compensation expense, loss on corporate fixed assets, net, and impairment charges for goodwill and other intangible assets in 2011, 2010 and 2009.

Business Rationalizations and Other Initiatives

Over the past several years, we have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other cost savings initiatives. For the years ended December 31, 2011, 2010 and 2009, we incurred net pre-tax costs and charges related to these initiatives of $121 million, $208 million and $94 million, respectively.

During 2011, our North American cabinet business continued to incur costs and charges of $24 million related to the exit of its ready-to-assemble product line and $6 million related to the integration of its facilities. Our European manufacturer of ready to assemble cabinetry also incurred costs and charges of $9 million related to the closure of one manufacturing facility and the severance related to further headcount reductions. Our Installation and Other Services segment incurred costs and charges of $4 million related to the closure of several locations and further headcount reductions. Our builders’ hardware business in the Decorative Architectural Products segment incurred costs and charges of $9 million related to the exit of a product line. Our North American window manufacturer incurred costs and charges of $30 million related to the closure of several manufacturing facilities.

In 2010, we took several actions within the Cabinets and Related Products segment to rationalize our North American manufacturers, including closing plants, exiting product lines and integrating our Builder and Retail Cabinet Groups. We incurred costs and charges of $171 million in 2010 related to these actions.

In the fourth quarter of 2011, we decided to dispose of several non-core businesses in the Installation and Other Services segment. These businesses were related to commercial drywall installation, millwork and framing, and have been classified as discontinued operations for all periods.

Based on current plans, we anticipate costs and charges related to our business rationalizations and other initiatives to approximate $20 million in 2012. We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.

Cabinets and Related Products

Sales

Net sales of Cabinets and Related Products decreased in 2011 primarily due to lower sales volumes of North American cabinets, which reduced sales by approximately four percent compared to 2010. Sales in this segment in 2011 were also negatively affected by the planned exit of North American ready-to-assemble and other non-core in-stock assembled cabinet product lines, particle board and door product lines, which reduced sales by approximately 11 percent compared to 2010. Sales were also negatively affected by lower sales volume of International cabinets, which reduced sales in this segment by approximately two percent compared to 2010. A weaker U.S. dollar increased sales by one percent in 2011 compared to 2010.

Net sales in this segment decreased in 2010 primarily due to lower sales volumes of North American cabinets, which reduced sales by approximately six percent compared to 2009. Sales in this segment in 2010 were also negatively affected by the planned exit of ready-to-assemble and other non-core in-stock assembled cabinet product lines, particle board and door product lines, which reduced sales by approximately four percent compared to 2009. Sales were also negatively affected by lower sales volume of International cabinets, which reduced sales in this segment by approximately three percent compared to 2009. A stronger U.S. dollar decreased sales by one percent in 2010 compared to 2009.

Net sales in this segment in 2009 were negatively affected by a decline in sales volume in the new home construction and retail markets, as well as a less favorable product mix.

Operating Results

Operating margins in the Cabinets and Related Products segment in 2011 were positively affected by lower business rationalization expenses and the benefits associated with such expenses, including benefits related to the integration of the North American cabinet businesses. Such increases were partially offset by a less favorable relationship between selling prices and commodity costs, aggressive promotional activity and lower sales volume and the related under-absorption of fixed costs.

Operating margins in this segment in 2010 were negatively affected by lower sales volume and the related under-absorption of fixed costs, which reduced operating profit margins by approximately three percentage points. Operating profit margins in this segment in 2010 were also negatively affected by increased business rationalization expenses and a less favorable relationship between selling prices and commodity costs; such decreases more than offset the benefits associated with business rationalizations and other cost savings initiatives.

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

Plumbing Products

Sales

Net sales of Plumbing Products increased in 2011 primarily due to increased selling prices, which increased sales by approximately three percent compared to 2010. Sales were also positively affected by increased sales volume in North America and International, which, in aggregate, increased sales by approximately three percent compared to 2010. A weaker U.S. dollar increased sales by two percent in 2011 compared to 2010.

Net sales in this segment increased in 2010 primarily due to a more favorable product mix to North American retailers and wholesalers, which increased sales by approximately two percent compared to 2009. Sales were also positively affected by increased selling prices, which increased sales by approximately two percent compared to 2009. In local currencies, sales of International operations increased sales in this segment by approximately three percent compared to 2009. Such increases were partially offset by lower sales volume to North American retailers and wholesalers, which reduced sales by one percent compared to 2009. A stronger U.S. dollar decreased sales by one percent in 2010 compared to 2009.

Net sales in this segment in 2009 were negatively affected by lower sales volume to North American retailers and wholesalers. Reflecting the weakened global economy, net sales in this segment in 2009 were also negatively impacted by lower local currency sales volume of International operations.

Operating Results

Operating margins in the Plumbing Products segment in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix and increased expenses related to growth initiatives which offset the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2010 were positively affected by a more favorable product mix and the positive relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2009 were positively affected by the improved relationship between selling prices and commodity costs, as well as a more favorable product mix and the benefits associated with business rationalizations and other cost savings initiatives.

Installation and Other Services

Sales

Net sales in the Installation and Other Services segment increased in 2011 primarily due to increased distribution sales, increased selling prices and increased retrofit and commercial sales. Such increases were partially offset by lower sales volume of installed products related to a continued decline in the new home construction market, the downward trend in the size and content of new houses in early 2011 and the increased multi-family construction; we gained share in single-family construction.

Net sales in this segment decreased in 2010 primarily due to lower sales volume related to reduced share in the new home construction market. Sales in this segment were also negatively affected by a downward trend in the size and content of new houses being constructed by our builder customers.

Net sales in this segment in 2009 were negatively affected by significantly lower sales volume related to the decline in the new home construction market, as well as lower selling prices.

Operating Results

Operating margins in the Installation and Other Services segment in 2011 were positively affected by increased sales volume, the benefits associated with business rationalizations and other cost savings initiatives and a more favorable relationship between selling prices and commodity costs.

Operating margins in this segment in 2010 were negatively affected by lower sales volume in the new home construction market and the related under-absorption of fixed costs, as well as a less favorable relationship between selling prices and commodity costs. Such declines were partially offset by the benefits associated with business rationalization and other cost savings initiatives and lower system implementation costs in 2010.

Operating margins in this segment in 2009 were negatively affected by lower sales volume and the related under-absorption of fixed costs, selling price decreases and increased system implementation costs in 2009.

Decorative Architectural Products

Sales

Net sales of Decorative Architectural Products decreased in 2011, primarily due to lower sales volume of paints and stains and builders’ hardware. Such declines in 2011 were partially offset by increased selling prices of paints and stains.

Net sales in this segment decreased in 2010, primarily due to lower sales volume of builders’ hardware and lower selling prices of paints and stains. Such declines in 2010 were partially offset by a more favorable product mix of paints and stains, related to new product introductions.

Net sales in this segment 2009 were positively affected by increased sales volume of paints and stains, which offset lower sales volume of builders’ hardware.

Operating Results

Operating margins in the Decorative Architectural Products segment in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs related to paints and stains and increased expenses related to growth initiatives. This segment was also negatively affected by increased business rationalization expenses related to the exit of a builders’ hardware product line.

Operating margins in this segment in 2010 were negatively affected by a less favorable relationship between selling prices and commodity costs related to paints and stains, as well as lower sales volume of builders’ hardware. Such declines more than offset the benefit of a more favorable product mix of paints and stains, related to new product introductions.

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

Other Specialty Products

Sales

Net sales of Other Specialty Products decreased in 2011 primarily due to lower sales volume of windows in North America (due to the expiration of the energy tax credit in 2010) and the U.K., partially offset by increased selling prices and increased sales related to new product introductions and geographic expansion. A weaker U.S. dollar increased sales in this segment by one percent compared to 2010.

Net sales in this segment increased in 2010 primarily due to increased sales volume of windows in North America, principally related to the energy-savings tax credit, which expired at the end of 2010, which increased sales in this segment by approximately one percent compared to 2009. Net sales were also positively affected by increased sales volume of staple gun tackers and other fastening tools, which increased sales in this segment by approximately one percent compared to 2009.

Net sales in this segment in 2009 were negatively affected by lower sales volume of windows, selling price decreases and a less favorable product mix.

Operating Results

Operating margins in the Other Specialty Products segment in 2011 were negatively affected by increased business rationalization expenses, lower sales volume and increased product launch and geographic expansion costs. Such decreases offset a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.

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

Geographic Area Results Discussion

North America

Sales

North American net sales in 2011 were negatively impacted by lower sales volume of cabinets, including the planned exit of certain product lines, paints and stains, builders’ hardware and windows, which, in the aggregate, decreased sales by approximately six percent compared to 2010. Such declines were partially offset by increased selling prices of plumbing products and paints and stains, which increased sales by approximately three percent compared to 2010.

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

North American net sales in 2009 were negatively affected by lower sales volume of installation and other services, cabinets and windows in the new home construction market. In addition, North American net sales in 2009 were negatively affected by lower retail sales volume of cabinets, plumbing products, builder’s hardware and staple gun tackers and other fastening tools.

Operating Results

Operating margins from North American operations in 2011 were positively affected by lower business rationalization expenses and the benefits associated with business rationalization and other cost savings initiatives, which increased operating margins by two percentage points. Such increases offset the negative impact of lower sales volume and the related under-absorption of fixed costs and a less favorable relationship between selling prices and commodity costs which, in the aggregate, decreased operating profit margins by one percentage point in 2011 compared to 2010.

Operating margins from North American operations in 2010 were negatively affected by lower sales volume and the related under-absorption of fixed costs and a less favorable relationship between selling prices and commodity costs, which decreased operating profit margins by two percentage points in 2010 compared to 2009. Operating margins were also negatively affected by increased business rationalization costs and charges in 2010 compared to 2009.

Operating margins from North American operations in 2009 were negatively affected by sales volume declines and the related under-absorption of fixed costs, selling price decreases and a less favorable product mix in new home construction markets, which decreased operating profit margins by one percentage point in 2009 compared to 2008. Operating margins were also negatively affected by increased rationalization costs and charges in 2009 compared to 2008. Such declines were partially offset by the improved relationship between selling prices and commodity costs for cabinets, plumbing products and paints and stains, as well as the benefits associated with business rationalizations and other cost savings initiatives.

International, Principally Europe

Sales

Net sales from International operations increased in local currencies by approximately three percent compared to 2010, primarily due to increased sales volume and increased selling prices of International plumbing products, offset by lower sales volume of International cabinets. A weaker U.S. dollar increased International net sales by five percent in 2011 compared to 2010.

Net sales from International operations increased in local currencies in 2010 by approximately five percent compared to 2009, primarily due to increased sales volume and increased selling prices of International plumbing products and windows, offset by lower sales volume of International cabinets. A stronger U.S. dollar decreased International net sales by five percent in 2010 compared to 2009.

Net sales from International operations decreased in 2009 primarily due to lower sales volume of plumbing products and cabinets; such declines in 2009 were partially offset by selling price increases.

Operating Results

Operating profit margins from International operations in 2011 were negatively affected by a less favorable product mix and a less favorable relationship between selling prices and commodity costs, partially offset by the benefits associated with business rationalizations and other cost savings initiatives.

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

Other Matters

Commitments and Contingencies

Litigation

Information regarding our legal proceedings is set forth in Note S to the consolidated financial statements, which is incorporated herein by reference.

Other Commitments

With respect to our investments in private equity funds, we had, at December 31, 2011, commitments to contribute up to $25 million of additional capital to such funds, representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2011, in millions:

	Payments Due by Period
	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Other(D)	Total
Debt (A)	$803	$201	$1,502	$1,519	$—	$4,025
Interest (A)	228	386	325	721	—	1,660
Operating leases	68	79	53	63	—	263
Currently payable income taxes	18	—	—	—	—	18
Private equity funds (B)	13	12	—	—	—	25
Purchase commitments (C)	238	10	—	—	—	248
Uncertain tax positions, including interest and penalties (D)	1	—	—	—	80	81

Total	$1,369	$688	$1,880	$2,303	$80	$6,320

(A)	We assumed that all debt would be held to maturity.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Refer to Footnote M of our financial statements for defined-benefit plan obligations.

Recently Issued Accounting Pronouncements. Effective January 1, 2011, we adopted new accounting guidance which addresses how to determine whether a sales arrangement involves multiple deliverables or contains more than one unit of accounting, and how the sales arrangement consideration should be allocated among the separate units of accounting. We evaluated this new guidance and the adoption did not have an impact on our financial position or our results of operations.

In June 2011, new accounting guidance was issued regarding the presentation and disclosure of comprehensive income. The new guidance will require presentation of other comprehensive income items in our consolidated statement of income; such items will no longer be included in the statement of shareholders’ equity. The new guidance will be effective for us January 1, 2012. The new guidance will also require additional disclosure for reclassification of items from other comprehensive income to our statement of income; however, this requirement has been delayed. We do not expect this guidance to have a material impact on our financial condition or our results of operations.

In September 2011, new accounting guidance was issued regarding impairment testing of goodwill. The new guidance would allow us to make a qualitative determination regarding potential goodwill impairment before performing the quantitative impairment test. The new guidance will be effective for us January 1, 2012. We do not anticipate utilizing the qualitative provisions of the new guidance.

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

We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity costs in the normal course of business and to market price fluctuations related to our financial investments. We have involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations and commodity fluctuations. See Note F to the consolidated financial statements for additional information regarding our derivative instruments.

At December 31, 2011, we had entered into foreign currency forward contracts to manage exposure to currency fluctuations related primarily to the European euro and the U.S. dollar, several metals contracts to manage our exposure to increases in the price of copper and zinc and interest rate swap agreements to hedge the volatility in interest payments associated with our expected debt issuance in 2012.

At December 31, 2011, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, a 10 percent change in commodity costs, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company’s consolidated financial statements and of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2011. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2011 and expressed an unqualified opinion on the Company’s 2011 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

To the Board of Directors and Shareholders

of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Detroit, Michigan

February 21, 2012

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

at December 31, 2011 and 2010

(In Millions, Except Share Data)
	2011	2010
ASSETS
Current Assets:
Cash and cash investments	$1,656	$1,715
Receivables	914	888
Inventories	769	732
Prepaid expenses and other	70	129
Assets held for sale	20	—

Total current assets	3,429	3,464
Property and equipment, net	1,567	1,737
Goodwill	1,891	2,383
Other intangible assets, net	196	269
Other assets	209	287
Assets held for sale	5	—

Total Assets	$7,297	$8,140

LIABILITIES and EQUITY
Current Liabilities:
Accounts payable	$770	$602
Notes payable	803	66
Accrued liabilities	782	819
Liabilities held for sale	8	—

Total current liabilities	2,363	1,487

Long-term debt	3,222	4,032
Deferred income taxes and other	970	1,039

Total Liabilities	6,555	6,558

Commitments and contingencies
Equity:
Masco Corporation’s shareholders’ equity Common shares authorized: 1,400,000,000; issued and outstanding: 2011 – 347,900,000; 2010 – 348,600,000	348	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2011 and 2010 – None	—	—
Paid-in capital	65	42
Retained earnings	38	720
Accumulated other comprehensive income	76	273

Total Masco Corporation’s shareholders’ equity	527	1,384
Noncontrolling interest	215	198

Total Equity	742	1,582

Total Liabilities and Equity	$7,297	$8,140

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2011, 2010 and 2009

(In Millions, Except Per Common Share Data)
	2011	2010	2009
Net sales	$7,467	$7,486	$7,657
Cost of sales	5,683	5,653	5,647

Gross profit	1,784	1,833	2,010
Selling, general and administrative expenses	1,585	1,598	1,678
Impairment charges for goodwill and other intangible assets	494	698	262

Operating (loss) profit	(295)	(463)	70

Other income (expense), net:
Interest expense	(254)	(251)	(225)
Impairment charges for financial investments	—	(34)	(10)
Other, net	77	7	29

	(177)	(278)	(206)

Loss from continuing operations before income taxes	(472)	(741)	(136)
Income tax (benefit) expense	(49)	240	(44)

Loss from continuing operations	(423)	(981)	(92)
Loss from discontinued operations, net	(110)	(21)	(53)

Net loss	(533)	(1,002)	(145)
Less: Net income attributable to noncontrolling interest	42	41	38

Net loss attributable to Masco Corporation	$(575)	$(1,043)	$(183)

Loss per common share attributable to Masco Corporation:
Basic:
Loss from continuing operations	$(1.34)	$(2.94)	$(.38)
Loss from discontinued operations, net	(.32)	(.06)	(.15)

Net loss	$(1.66)	$(3.00)	$(.53)

Diluted:
Loss from continuing operations	$(1.34)	$(2.94)	$(.38)
Loss from discontinued operations, net	(.32)	(.06)	(.15)

Net loss	$(1.66)	$(3.00)	$(.53)

Amounts attributable to Masco Corporation:
Loss from continuing operations	$(465)	$(1,022)	$(130)
Loss from discontinued operations, net	(110)	(21)	(53)

Net loss	$(575)	$(1,043)	$(183)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2011, 2010 and 2009

		(In Millions)
	2011	2010	2009
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net loss	$(533)	$(1,002)	$(145)
Depreciation and amortization	263	279	254
Deferred income taxes	(112)	168	(83)
Loss on disposition of businesses, net	—	—	40
(Gain) on disposition of investments, net	(71)	(8)	(2)
Impairment charges:
Financial investments	—	34	10
Goodwill and other intangible assets	494	698	262
Long-lived assets	—	67	—
Discontinued operations	86	23	—
Stock-based compensation	61	62	69
Other items, net	53	29	58
(Increase) decrease in receivables	(60)	80	20
(Increase) decrease in inventories	(54)	2	198
Increase (decrease) in accounts payable and accrued liabilities, net	112	33	24

Net cash from operating activities	239	465	705

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	4	4	3
Payment of debt	(9)	(6)	(14)
Issuance of notes, net of issuance costs	—	494	—
Credit Agreement costs	(1)	(9)	—
Retirement of notes	(58)	(359)	—
Purchase of Company common stock	(30)	(45)	(11)
Tax benefit from stock-based compensation	—	4	7
Dividends paid to noncontrolling interest	(18)	(15)	(16)
Cash dividends paid	(107)	(108)	(166)

Net cash for financing activities	(219)	(40)	(197)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(151)	(137)	(125)
Acquisition of businesses, net of cash acquired	(10)	—	(8)
Proceeds from disposition of:
Marketable securities	49	22	5
Businesses, net of cash disposed	—	—	8
Property and equipment	24	18	23
Other financial investments, net	45	20	6
Other, net	(18)	(32)	(27)

Net cash for investing activities	(61)	(109)	(118)

Effect of exchange rate changes on cash and cash investments	(18)	(14)	(5)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(59)	302	385
At January 1	1,715	1,413	1,028

At December 31	$1,656	$1,715	$1,413

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2011, 2010 and 2009

					(In Millions, Except Per Share Data)
	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2009	$2,981	$351	$—	$2,162	$308	$160
Net (loss) income	(145)			(183)		38
Cumulative translation adjustments	28				22	6
Unrealized gain on marketable securities, net of income tax of $13	22				22
Unrecognized prior service cost and net loss, net of income tax benefit of $20	14				14

Total comprehensive loss	(81)
Shares issued	1	2	(1)
Shares retired:
Repurchased	(11)	(2)	(9)
Surrendered (non-cash)	(5)	(1)	(4)
Cash dividends declared	(108)			(108)
Dividends paid to noncontrolling interest	(16)					(16)
Stock-based compensation	56		56

Balance, December 31, 2009	$2,817	$350	$42	$1,871	$366	$188

Net (loss) income	(1,002)			(1,043)		41
Cumulative translation adjustments	(57)				(41)	(16)
Unrealized gain on marketable securities, net of income tax of $—	1				1
Unrecognized prior service cost and net loss, net of income tax of $—	(53)				(53)

Total comprehensive loss	(1,111)
Shares issued	—	2	(2)
Shares retired:
Repurchased	(45)	(3)	(42)
Surrendered (non-cash)	(6)		(6)
Cash dividends declared	(108)			(108)
Dividends paid to noncontrolling interest	(15)					(15)
Stock-based compensation	50		50

Balance, December 31, 2010	$1,582	$349	$42	$720	$273	$198

Net (loss) income	(533)			(575)		42
Cumulative translation adjustments	(30)				(23)	(7)
Unrealized gain on marketable securities, net of income tax of $—	(38)				(38)
Unrealized (loss) on interest rate swaps, Net of income tax of $—	(23)				(23)
Unrecognized prior service cost and net loss, net of income tax of $5	(113)				(113)

Total comprehensive loss	(737)
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(107)			(107)
Dividends paid to noncontrolling interest	(18)					(18)
Stock-based compensation	60		60

Balance, December 31, 2011	$742	$348	$65	$38	$76	$215

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

Revenue Recognition.    The Company recognizes revenue as title to products and risk of loss is transferred to customers or when services are rendered, net of applicable provisions for discounts, returns and allowances. The Company records revenue for unbilled services performed based upon estimates of material and labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

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

Receivables.    The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an on-going basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in the Company’s markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $61 million and $65 million at December 31,

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  ACCOUNTING POLICIES (Continued)

2011 and 2010, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $17 million and $12 million at December 31, 2011 and 2010, respectively.

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

Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $246 million, $261 million and $237 million in 2011, 2010 and 2009, respectively.

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

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company utilizes its weighted average cost of capital of approximately seven percent as the basis to determine the discount rate to apply to the estimated future cash flows. In recent years, due to market conditions, the Company increased the discount rate to a range of ten percent to 15 percent for most of its reporting units. The Company records an impairment to goodwill (adjusting the value to the estimated fair value) if the book value exceeds the estimated fair value, on a non-recurring basis.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  ACCOUNTING POLICIES (Continued)

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

Fair Value Accounting.    The Company follows accounting guidance for its financial investments and liabilities which defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. The Company also follows this guidance for its non-financial investments and liabilities.

The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company’s investments in marketable securities, private equity funds and other private investments.

The Company uses derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates, commodity costs and interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. For each derivative financial instrument that is designated and qualifies as a fair-value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in determining current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of the change in fair value.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  ACCOUNTING POLICIES (Concluded)

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

Noncontrolling Interest.    The Company owns 68 percent of Hansgrohe AG at both December 31, 2011 and 2010. The aggregate noncontrolling interest, net of dividends, at December 31, 2011 and 2010 has been recorded as a component of equity on the Company’s consolidated balance sheets.

Interest and Penalties on Uncertain Tax Positions.    The Company records interest and penalties on its uncertain tax positions in income tax expense.

Reclassifications.    Certain prior-year amounts have been reclassified to conform to the 2011 presentation in the consolidated financial statements. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

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

In June 2011, new accounting guidance was issued regarding the presentation and disclosure of comprehensive income. The new guidance will require presentation of other comprehensive income items in the Company’s consolidated statement of income; such items will no longer be included in the statement of shareholders’ equity. The new guidance will be effective for the Company January 1, 2012. The new guidance will also require additional disclosure for reclassification of items from other comprehensive income to the Company’s statement of income; however, this requirement has been delayed. The Company does not expect this guidance to have a material impact on the Company’s financial condition or its results of operations.

In September 2011, new accounting guidance was issued regarding impairment testing of goodwill. The new guidance would allow the Company to make a qualitative determination regarding potential goodwill impairment before performing the quantitative impairment test. The new guidance will be effective for the Company January 1, 2012. The Company does not currently anticipate utilizing the qualitative provisions of the new guidance.

B.  DISCONTINUED OPERATIONS

The presentation of discontinued operations includes components of the Company that the Company intends to sell, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company. The Company has accounted for the business units identified in 2011 and those which were sold in 2009 as discontinued operations.

During 2011, the Company determined that several businesses in the Installation and Other Services segment were not core to the Company’s long-term growth strategy. These businesses provide commercial drywall installation, millwork and framing services; accordingly, the Company has embarked on a plan of sale for these businesses.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.  DISCONTINUED OPERATIONS (Concluded)

During 2009, the Company sold several business units that were not core to the Company’s long-term growth strategy.

Losses from these 2011 and 2009 discontinued operations were included in loss from discontinued operations, net, in the consolidated statements of income.

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2011	2010	2009
Net sales	$93	$106	$201

Loss from discontinued operations	$(22)	$(13)	$(25)
Impairment of assets held for sale	(86)	(23)	—
Loss on disposal of discontinued operations, net	(3)	—	(40)

Loss before income tax	(111)	(36)	(65)
Income tax benefit	1	15	12

Loss from discontinued operations, net	$(110)	$(21)	$(53)

Included in loss on disposal of discontinued operations, net in 2011 is the impairment of indefinite and definite-lived intangible assets of $56 million, the impairment of goodwill of $13 million and the impairment of fixed and other assets of $17 million. Also included in the loss on disposal of discontinued operations, net in 2011 is $3 million expense reflecting the adjustment of certain assets related to businesses disposed in prior years.

Included in income tax benefit was $6 million related to (loss) from discontinued operations in 2009.

The income tax benefit recorded in 2010 relates primarily to the allocation of an income tax benefit to impairment charges on goodwill and other indefinite-lived intangible assets of certain discontinued operations.

The unusual relationship between income taxes and (loss) before income taxes in 2011 and 2009 resulted primarily from certain losses providing no current tax benefit.

Also during 2011, the Company decided to exit a product line in builders’ hardware in the Decorative Architectural Products segment with net sales of $1 million and an operating loss of $15 million in 2011 (including $8 million to write-down inventory related to satisfaction of contractual obligations); this business will be included in continuing operations through the date of disposal.

C.  ACQUISITIONS

In late 2011, the Company acquired a small manufacturer of hot tubs in the Plumbing Products segment; this business allows the Company to expand its spa offering into additional price point categories. During 2009, the Company acquired a small business in the Plumbing Products segment; this business allows the Company to expand into a developing market and had annual sales of $11 million.

The results of all acquisitions are included in the consolidated financial statements from the respective dates of acquisition.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C.  ACQUISITIONS (Concluded)

The total net cash purchase price of these acquisitions was $10 million and $6 million, respectively, in 2011 and 2009.

Certain purchase agreements provided for the payment of additional consideration in cash, contingent upon whether certain conditions are met, including the operating performance of the acquired business. At December 31, 2011 and 2010, there was no outstanding contingent consideration.

D.  INVENTORIES

	(In Millions)
	At December 31
	2011	2010
Finished goods	$390	$393
Raw material	280	246
Work in process	99	93

Total	$769	$732

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

E.   FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES

Accounting Policy.    The Company follows accounting guidance that defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements for its financial investments and liabilities. The guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

Financial investments included in other assets were as follows, in millions:

	At December 31
	2011	2010
Auction rate securities	$22	$22
TriMas Corporation common stock	—	40

Total recurring investments	22	62
Private equity funds	86	106
Other investments	4	6

Total non-recurring investments	90	112
Total	$112	$174

The Company’s investments in available-for-sale securities at December 31, 2011 and 2010 were as follows, in millions:

		Pre-tax
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
December 31, 2011	$19	$3	$—	$22
December 31, 2010	$22	$40	$—	$62

The Company’s investments in private equity funds and other private investments are carried at cost. At December 31, 2011, the Company has investments in 17 venture capital funds, with an aggregate carrying value of $17 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2011, the Company also has investments in 22 buyout funds, with an aggregate carrying value of $69 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

During 2010, the Company and Asahi Tec agreed to amend the preferred stock to include a more favorable conversion feature into common stock and to include a mandatory conversion date of February 28, 2011. As a result of the amendment, the Company recognized a $28 million impairment loss based on the current fair value of the preferred stock on an if-converted basis at June 30, 2010. Also, as a result of the amendment, the Company reversed an unrealized gain of $23 million that was previously included in accumulated other comprehensive income. During the last six months of 2010, the Company converted all its holdings of Asahi Tec preferred stock into common stock which was sold, in its entirety, in open market transactions. The Company realized cash proceeds of $11 million and realized losses aggregating $8 million in 2010. As a result of the disposition of the Asahi Tec common stock, the Company received a tax refund of $16 million in 2011 relating to the utilization of a loss carryback to offset taxes paid on prior capital gains.

During 2011 and 2010, the Company sold 1,974,000 shares and 481,000 shares, respectively, of its investment in TriMas common stock for cash of $43 million and $10 million, respectively; at December 31, 2011, the Company does not own any shares of TriMas common stock.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

Recurring Fair Value Measurements.    Financial investments and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	Dec. 31, 2011	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
	Dec. 31, 2010	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
TriMas Corporation	$40	$40	$—	$—
Auction rate securities	22	—	—	22

Total	$62	$40	$—	$22

The following table summarizes the changes in Level 3 financial investments measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010, in millions:

Auction Rate Securities
Fair value January 1, 2011	$22
Total losses included in earnings
Unrealized losses	—
Purchases, issuances, settlements	—
Transfers from Level 3 to Level 2	—

Fair value at December 31, 2011	$22

	Asahi Tec Preferred Stock	Auction Rate Securities	Total
Fair value January 1, 2010	$71	$22	$93
Total losses included in earnings	(28)	—	(28)
Unrealized losses	(23)	—	(23)
Purchases, issuances, settlements	—	—	—
Transfers from Level 3 to Level 2	(20)	—	(20)

Fair value at December 31, 2010	$—	$22	$22

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

Non-Recurring Fair Value Measurements.    During 2011, there were not any financial investments measured on a non-recurring basis. Financial investments measured at fair value on a non-recurring basis during 2010 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	Dec. 31, 2010	Quoted Market Prices (Level 1)	Significant Other Observable Unobservable Inputs (Level 2)	Significant Total Inputs (Level 3)	Gains (Losses)
Private equity funds	$2	$—	$—	$2	$(4)
Other private investments	—	—	—	—	(2)

	$2	$—	$—	$2	$(6)

None of the Company’s investments in private equity funds, for which fair value was determined, had unrealized losses in 2011 or 2010.

The remaining private equity investments in 2010 with an aggregate carrying value of $104 million, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

Realized Gains (Losses) and Impairment Charges.    The Company did not have any transfers between Level 1 and Level 2 financial assets in 2011 or 2010. During 2010, based on information from the fund manager, the Company determined that the decline in the estimated value of three private equity funds (with an aggregate carrying value of $6 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $4 million. During 2010, the Company also determined that the decline in the estimated value of one private investment was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $2 million.

During 2009, the Company determined that the decline in the estimated value of five private equity funds, with an aggregate carrying value of $41 million prior to impairment, was other-than-temporary. Accordingly, for the year ended December 31, 2009, the Company recognized non-cash, pre-tax impairment charges of $10 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Concluded)

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2011	2010	2009
Realized gains from marketable securities	$41	$10	$—
Realized losses from marketable securities	—	(8)	—
Dividend income from marketable securities	—	—	—
Income from other investments, net	32	7	3
Dividend income from other investments	—	—	—

Income from financial investments, net	$73	$9	$3

Impairment charges:
Asahi Tec	$—	$(28)	$—
Private equity funds	—	(4)	(10)
Other private investments	—	(2)	—
TriMas Corporation	—	—	—
Marketable securities	—	—	—

Total impairment charges	$—	$(34)	$(10)

The impairment charges related to the Company’s financial investments recognized during 2010 and 2009 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2011 was approximately $4.0 billion, compared with the aggregate carrying value of $4.0 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2010 was approximately $4.2 billion, compared with the aggregate carrying value of $4.1 billion.

F.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to global market risk as part of its normal daily business activities. To manage these risks, the Company enters into various derivative contracts. These contracts include interest rate swap agreements, foreign currency exchange contracts and contracts intended to hedge the Company’s exposure to copper and zinc. The Company reviews its hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements.    In August of 2011, the Company entered into new interest rate swap agreements to hedge the volatility in interest payments associated with an expected debt issuance in 2012. These interest rate swaps are designed as cash flow hedges and effectively fix interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. The average fixed rate on the interest rate swaps is 2.8%. At December 31, 2011, the interest rate swap agreements covered a notional amount of $400 million, which the Company expects to issue in connection with the maturity of the Company’s $791 million 5.875% fixed-rate debt due July 15, 2012. At December 31, 2011, the interest rate swaps are considered 100 percent effective; therefore, the market valuation of $23 million is recorded in other comprehensive income in the Company’s statement of shareholders’ equity with a corresponding increase to accrued other in the Company’s condensed consolidated balance sheet at December 31, 2011.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

In 2011, 2010 and 2009, the Company recognized a decrease in interest expense of $10 million, $11 million and $10 million, respectively, related to the amortization of gains resulting from the terminations (in 2008 and 2004) of two interest rate swap agreements.

Foreign Currency Contracts.    The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk during 2011 and 2010, the Company, including certain European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metals Contracts.    During 2011 and 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold.

The pre-tax (loss) gain included in the Company’s consolidated statements of income is as follows, in millions:

	Twelve Months Ended December 31,
	2011	2010	2009
Foreign Currency Contracts
Exchange Contracts	$3	$3	$(12)
Forward Contracts	3	(2)	(3)
Metal Contracts	(7)	7	—

Total (loss) gain	$(1)	$8	$(15)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

The Company presents its net derivatives due to the right of offset by its counterparties under master netting arrangements in current assets or accrued liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, is as follows, in millions:

	At December 31, 2011
	Notional Amount	Assets	Liabilities
Foreign exchange contracts
Exchange Contracts	$108
Current assets		$8	$—
Foreign Forward Contracts	76
Current assets		1	—
Current liabilities		1	2
Metal Contracts	67
Current assets		2	—
Current liabilities		—	4

Total	$251	$12	$6

	At December 31, 2010
	Notional Amount	Assets	Liabilities
Foreign exchange contracts
Exchange Contracts	$94
Current assets		$—	$4
Foreign Contracts	47
Current liabilities		—	3
Metal Contracts	22
Current assets		8	1

Total	$163	$8	$8

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G.  PROPERTY AND EQUIPMENT

	(In Millions)
	At December 31
	2011	2010
Land and improvements	$183	$190
Buildings	1,004	1,030
Machinery and equipment	2,159	2,419

	3,346	3,639
Less: Accumulated depreciation	1,779	1,902

Total	$1,567	$1,737

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of income totaled approximately $103 million, $111 million and $135 million during 2011, 2010 and 2009, respectively. Future minimum lease payments at December 31, 2011 were approximately as follows: 2012 – $68 million; 2013 – $47 million; 2014 – $32 million; 2015 – $21 million; and 2016 and beyond – $95 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $5 million, $6 million and $8 million in 2011, 2010 and 2009, respectively.

As a result of its business rationalization activities over the last several years, at December 31, 2011 and 2010, the Company is holding several facilities for sale, within the Cabinets and Related Products segment and the Other Specialty Products segment. At December 31, 2011, the net book value of those facilities is approximately $49 million and approximates fair value. Fair value was estimated using a market approach, considering the estimated fair values for the other comparable buildings in the areas where the facilities are located, Level 3 inputs.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2011 and 2010, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2011	Accumulated Impairment Losses	Net Goodwill At December 31, 2011
Cabinets and Related Products	$589	$(408)	$181
Plumbing Products	541	(340)	201
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	980	(734)	246

Total	$4,210	$2,319	$1,891

	Gross Goodwill At December 31, 2010	Accumulated Impairment Losses	Net Goodwill At December 31, 2010	Additions(A)	Discontinued Operations(B)	Pre-tax Impairment Charge	Other(C)	Net Goodwill At December 31, 2011
Cabinets and Related Products	$587	$(364)	$223	$—	$—	$(44)	$2	$181
Plumbing Products	536	(340)	196	9	—	—	(4)	201
Installation and Other Services	1,819	(762)	1,057	—	(13)	—	—	1,044
Decorative Architectural Products	294	—	294	—	—	(75)	—	219
Other Specialty Products	980	(367)	613	—	—	(367)	—	246

Total	$4,216	$(1,833)	$2,383	$9	$(13)	$(486)	$(2)	$1,891

	Gross Goodwill At December 31, 2009	Accumulated Impairment Losses	Net Goodwill At December 31, 2009	Additions(A)	Discontinued Operations(B)	Pre-tax Impairment Charge	Other(C)	Net Goodwill At December 31, 2010
Cabinets and Related Products	$590	$(364)	$226	$—	$—	$—	$(3)	$223
Plumbing Products	547	(340)	207	—	—	—	(11)	196
Installation and Other Services	1,819	(51)	1,768	—	(14)	(697)	—	1,057
Decorative Architectural Products	294	—	294	—	—	—	—	294
Other Specialty Products	980	(367)	613	—	—	—	—	613

Total	$4,230	$(1,122)	$3,108	$—	$(14)	$(697)	$(14)	$2,383

(A)	Additions include acquisitions.

(B)	During 2011, the Company reclassified the goodwill related to the business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $13 million. In 2010, the Company recognized pre-tax impairment charges of $711 million related to the Installation and Other Services segment; during 2011, the Company allocated $14 million of the pre-tax impairment charge to the discontinued operations.

(C)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.  GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

In the fourth quarters of 2011 and 2010, the Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets. During the third quarter of 2011, the Company assessed the goodwill related to the Installation and Other Services segment and determined no impairment was necessary at September 30, 2011.

The impairment tests in 2011 and 2010 indicated that goodwill recorded for certain of the Company’s reporting units was impaired. The Company recognized the non-cash, pre-tax impairment charges, in continuing operations, for goodwill of $486 million ($330 million, after tax) and $697 million ($586 million, after tax) for 2011 and 2010, respectively. In 2011, the pre-tax impairment charge in the Cabinets and Related Products segment relates to the European ready-to-assemble cabinet manufacturer and reflects the declining demand for certain products, as well as decreased operating margins. The pre-tax impairment charge in the Decorative Architectural Products segment relates to the builders’ hardware business and reflects increasing competitive conditions for that business. The pre-tax impairment charge in the Other Specialty Products segment relates to the North American window and door business and reflects the continuing weak level of new home construction activity in the western U.S., the reduced levels of repair and remodel activity and the expectation that recovery in these segments will be modestly slower than anticipated. In 2010, the pre-tax impairment charge in the Installation and Other Services segment reflects the Company’s expectation that the recovery in the new home construction market will be modestly slower than previously anticipated. The Company then assessed the long-lived assets associated with these business units and determined no impairment was necessary at December 31, 2011.

Other indefinite-lived intangible assets were $174 million and $185 million at December 31, 2011 and 2010, respectively, and principally included registered trademarks. In 2011, the impairment test indicated that the registered trademark for a North American business unit in the Other Specialty Products segment and the registered trademark for a North American business unit in the Plumbing Products segment were impaired due to changes in the long-term outlook for the business units. The Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $8 million ($5 million, after tax) in 2011. In 2010, the Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $10 million ($6 million after tax) related to the Installation and Other Services segment ($9 million pre-tax) and the Plumbing Products segment ($1 million pre-tax). During 2011, the Company allocated $9 million of the pre-tax impairment charge from the Installation and Other Services segment to discontinued operations.

The carrying value of the Company’s definite-lived intangible assets was $22 million at December 31, 2011 (net of accumulated amortization of $54 million) and $84 million at December 31, 2010 (net of accumulated amortization of $75 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 15 years in both 2011 and 2010. The change in definite-lived intangible assets is due to the classification of such assets related to business units held for sale. Subsequent to the classification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of $56 million for indefinite and definite-lived intangible assets. Amortization expense related to the definite-lived intangible assets of continuing operations was $6 million in each of 2011, 2010 and 2009.

At December 31, 2011, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2012 – $6 million; 2013 – $4 million; 2014 – $4 million; 2015 – $2 million; and 2016 – $2 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.  OTHER ASSETS

	(In Millions)
	At December 31
	2011	2010
Financial investments (Note E)	$112	$174
In-store displays, net	34	43
Debenture expense	28	34
Notes receivable	1	2
Other	34	34

Total	$209	$287

In-store displays are amortized using the straight-line method over the expected useful life of three years; the Company recognized amortization expense related to in-store displays of $24 million, $33 million and $44 million in 2011, 2010 and 2009, respectively. Cash spent for displays was $17 million, $32 million and $26 million in 2011, 2010 and 2009, respectively.

J.  ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2011	2010
Insurance	$163	$176
Salaries, wages and commissions	144	177
Warranty (Note S)	102	107
Advertising and sales promotion	83	90
Interest	78	78
Employee retirement plans	32	43
Property, payroll and other taxes	28	32
Derivative instruments (Note F)	27	—
Dividends payable	27	27
Litigation	14	5
Plant closures	3	4
.Other	81	80

Total	$782	$819

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  DEBT

	(In Millions)
	At December 31
	2011	2010
Notes and debentures:
5.875%, due July 15, 2012	$791	$791
7.125%, due Aug. 15, 2013	200	200
4.8%, due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85%, due Mar. 15, 2017	300	300
6.625%, due Apr. 15, 2018	114	114
7.125%, due Mar. 15, 2020	500	500
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Zero Coupon Convertible Senior Notes due 2031 (accreted value)	—	57
Other	24	40

	4,025	4,098
Less: Current portion	803	66

Total Long-term debt	$3,222	$4,032

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

During 2011, holders of $108.1 million principal amount at maturity with an accreted value of $58.1 million of Notes required the Company to repurchase the Notes for cash of $57.9 million; the remaining Notes were retired. At December 31, 2011, no principal amount at maturity of Zero Coupon Convertible Senior Notes due 2031 (“Notes”) was outstanding.

On June 21, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion with a maturity date of January 10, 2014. The Company’s 5-Year Revolving Credit Agreement dated as of November 5, 2004, as amended, was terminated at that time. On February 11, 2011, the Company entered into an amendment (deemed to be effective and applicable as of December 31, 2010) of the Credit Agreement with its bank group (the “Amendment”). The Amendment provided for the add-back to shareholders’ equity in the Company’s

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  DEBT (Continued)

debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on the Company’s deferred tax assets included in income tax expense, each taken in 2010, which aggregate $986 million after tax. The Amendment also permitted the Company to add-back, if incurred, up to $350 million in the aggregate of future non-cash charges beginning January 1, 2011.

The Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million. Any outstanding Letters of Credit reduce the Company’s borrowing capacity. At December 31, 2011, the Company had $92 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

The Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total adjusted capitalization ratio of 65 percent, and (B) a minimum adjusted interest coverage ratio equal to or greater than (i) 2.25 to 1.0 through the quarter ending on September 30, 2011 and (ii) 2.50 to 1.0 thereafter.

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

Based on the limitations of the debt to total capitalization covenant (before the amendment discussed below), at December 31, 2011, the Company had additional borrowing capacity, subject to availability, of up to $178 million. Alternatively, at December 31, 2011, the Company could absorb a reduction to shareholders’ equity of approximately $96 million, and remain in compliance with the debt to total capitalization covenant.

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

At December 31, 2011 and 2010, the Company was in compliance with the requirements of the New Credit Agreement and the Amended Five-Year Revolving Credit Agreement, as applicable.

There were no borrowings under the Credit Agreement and the Amended Five-Year Revolving Credit Agreement at December 31, 2011 and 2010, as applicable.

At December 31, 2011, the maturities of long-term debt during each of the next five years were as follows: 2012 – $803 million; 2013 – $201 million; 2014 – $1 million; 2015 – $501 million; and 2016 – $1 billion.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  DEBT (Concluded)

Interest paid was $254 million, $241 million and $226 million in 2011, 2010 and 2009, respectively.

Subsequent Events.    In January 2012, the Company repurchased $46 million of 5.875% Notes due July 2012 in open-market transactions. The Company paid a premium of approximately $1 million on the purchase of the Notes.

On February 13, 2012, the Company entered into an amendment (deemed to be effective and applicable as of December 31, 2011) of the Credit Agreement (the “Second Amendment”). The Second Amendment provides for the add-back to shareholders’ equity in the Company’s debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on the Company’s deferred tax assets included in income tax expense, each taken in 2010 and 2011, which aggregate $1.6 billion after tax. The Second Amendment also permits the Company to add-back, if incurred, up to $250 million in the aggregate of future non-cash charges subsequent to December 31, 2011. The Second Amendment also revised the permitted ratio of consolidated EBITDA to consolidated interest expense to 2.25 to 1.00 through December 31, 2012, increasing to 2.50 to 1.00 with respect to each quarter thereafter.

Taking the Second Amendment into account, at December 31, 2011, the Company had additional borrowing capacity, subject to availability, of up to $630 million. Alternatively, at December 31, 2011, the Company could absorb a reduction to shareholders’ equity of approximately $340 million, and remain in compliance with the debt to total capitalization covenant.

L.  STOCK-BASED COMPENSATION

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2011, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense (income) and the income tax benefit related to these stock-based incentives were as follows, in millions:

	2011	2010	2009
Long-term stock awards	$39	$37	$37
Stock options	21	22	25
Phantom stock awards and stock appreciation rights	1	3	7

Total	$61	$62	$69

Income tax benefit (before valuation allowance)	$23	$23	$26

In 2009, the Company recognized $6 million of accelerated stock compensation expense (for previously granted stock awards and options) related to the retirement from full-time employment of the Company’s Executive Chairman of the Board of Directors; he continues to serve as a non-executive, non-employee Chairman of the Board of Directors.

At December 31, 2011, a total of 8,318,400 shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.  STOCK-BASED COMPENSATION (Continued)

Long-Term Stock Awards.    Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	2011	2010	2009
Unvested stock award shares at January 1	10	9	8
Weighted average grant date fair value	$19	$21	$26
Stock award shares granted	2	3	2
Weighted average grant date fair value	$13	$14	$8
Stock award shares vested	2	2	1
Weighted average grant date fair value	$20	$23	$26
Stock award shares forfeited	—	—	—
Weighted average grant date fair value	$18	$20	$24
Unvested stock award shares at December 31	10	10	9
Weighted average grant date fair value	$17	$19	$21

At December 31, 2011, 2010 and 2009, there was $107 million, $127 million and $126 million, respectively, of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years for 2011 and five years for 2010 and 2009.

The total market value (at the vesting date) of stock award shares which vested during 2011, 2010 and 2009 was $28 million, $22 million and $16 million, respectively.

Stock Options.    Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. The 2005 Plan does not permit the granting of restoration stock options, except for restoration options resulting from options previously granted under the 1991 Plan. Restoration stock options become exercisable six months from the date of grant.

The Company granted 2,412,500 of stock option shares, including restoration stock option shares, during 2011 with a grant date exercise price range of $9 to $13 per share. During 2011, 3,032,900 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.  STOCK-BASED COMPENSATION (Continued)

The Company’s stock option activity was as follows, shares in millions:

	2011	2010	2009
Option shares outstanding, January 1	37	36		31
Weighted average exercise price	$21	$23		$25
Option shares granted, including restoration options	2	5		6
Weighted average exercise price	$13	$14		$8
Option shares exercised	—	—		—
Aggregate intrinsic value on date of exercise (A)	$1 million	$1 million	$	— million
Weighted average exercise price	$8	$8		$—
Option shares forfeited	3	4		1
Weighted average exercise price	$22	$23		$22
Option shares outstanding, December 31	36	37		36
Weighted average exercise price	$21	$21		$23
Weighted average remaining option term (in years)	5	6		6
Option shares vested and expected to vest, December 31	36	37		36
Weighted average exercise price	$21	$22		$23
Aggregate intrinsic value (A)	$12 million	$23 million		$31 million
Weighted average remaining option term (in years)	5	6		6
Option shares exercisable (vested), December 31	24	22		21
Weighted average exercise price	$25	$25		$26
Aggregate intrinsic value (A)	$4 million	$4 million	$	— million
Weighted average remaining option term (in years)	4	4		4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At December 31, 2011, 2010 and 2009, there was $33 million, $45 million and $41 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2011	2010	2009
Weighted average grant date fair value	$5.07	$5.30	$2.28
Risk-free interest rate	2.69%	2.76%	2.60%
Dividend yield	2.35%	2.17%	3.70%
Volatility factor	49.03%	46.03%	39.18%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.  STOCK-BASED COMPENSATION (Concluded)

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2011, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 8-23	20	7 Years	$14	9	$16
$24-28	6	3 Years	$27	6	$27
$29-32	10	4 Years	$30	9	$30
$33-38	—	3 Years	$34	—	$34

$ 8-38	36	5 Years	$21	24	$25

Phantom Stock Awards and Stock Appreciation Rights (“SARs”).    The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized expense of $2 million, $2 million and $3 million related to the valuation of phantom stock awards for 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009, the Company granted 349,550 shares, 299,650 shares and 318,920 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million, $4 million and $3 million, respectively, and paid $2 million, $1 million and $1 million of cash in 2011, 2010 and 2009, respectively, to settle phantom stock awards.

SARs are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon exercise. The Company accounts for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. The Company recognized expense (income) of $(1) million, $1 million and $4 million related to the valuation of SARs for 2011, 2010 and 2009, respectively. During 2011, the Company did not grant any SARs. During 2010 and 2009, the Company granted SARs for 429,300 shares and 438,200 shares, respectively, with an aggregate fair value of $2 million and $1 million in 2010 and 2009, respectively.

Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards At December 31,		Stock Appreciation Rights At December 31,
	2011	2010	2011	2010
Accrued compensation cost liability	$7	$6	$3	$5
Unrecognized compensation cost	$4	$5	$1	$2
Equivalent common shares	1	1	2	2

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $34 million and $31 million in 2011, $34 million and $47 million in 2010 and $59 million and $35 million in 2009, respectively.

In addition, the Company participates in 20 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant. The aggregate expense recognized through contributions by the Company to these plans was approximately $3 million, $3 million and $4 million in 2011, 2010 and 2009, respectively.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified

Changes in projected benefit obligation:
Projected benefit obligation at January 1	$868	$163	$806	$152
Service cost	2	—	3	—
Interest cost	44	8	45	9
Participant contributions	—	—	1	—
Actuarial loss (gain), net	70	13	61	12
Foreign currency exchange	(2)	—	(10)	—
Recognized curtailment loss	—	—	(1)	—
Benefit payments	(39)	(10)	(37)	(10)

Projected benefit obligation at December 31	$943	$174	$868	$163

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$509	$—	$474	$—
Actual return on plan assets	(1)	—	46	—
Foreign currency exchange	—	—	(3)	—
Company contributions	38	10	31	10
Participant contributions	—	—	1	—
Expenses, other	(3)	—	(3)	—
Benefit payments	(39)	(10)	(37)	(10)

Fair value of plan assets at December 31	$504	$—	$509	$—

Funded status at December 31:	$(439)	$(174)	$(359)	$(163)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2011		At December 31, 2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Accrued liabilities	$(3)	$(12)	$(3)	$(11)
Deferred income taxes and other	(436)	(162)	(356)	(152)

Total net liability	$(439)	$(174)	$(359)	$(163)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2011		At December 31, 2010
	Qualified	Non-Qualified	Qualified	Non-Qualified

Net loss	$424	$43	$326	$31
Net transition obligation	1	—	1	—
Net prior service cost	(1)	—	(1)	—

Total	$424	$43	$326	$31

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$943	$174	$868	$163
Accumulated benefit obligation	$941	$174	$866	$163
Fair value of plan assets	$504	$—	$509	$—

The projected benefit obligation was in excess of plan assets for all of the Company’s qualified defined-benefit pension plans at December 31, 2011 and 2010.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	2011		2010		2009
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$2	$—	$3	$—	$9	$1
Interest cost	44	8	45	9	45	9
Expected return on plan assets	(33)	—	(34)	—	(29)	—
Recognized prior service cost	—	—	(1)	—	—	—
Recognized curtailment loss	—	—	—	—	3	5
Recognized net loss	10	1	10	—	12	—

Net periodic pension cost	$23	$9	$23	$9	$40	$15

The Company expects to recognize $16 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2012 related to its defined-benefit pension plans.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

Plan Assets.    The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2011	2010
Equity securities	44%	54%
Debt securities	39%	31%
Other	17%	15%

Total	100%	100%

Plan assets included 1.2 million shares for each of the years, of Company common stock valued at $12 million and $14 million at December 31, 2011 and 2010, respectively.

The Company’s qualified defined-benefit pension plans have adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. Accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011.

Common and preferred stocks, debt securities, government securities and short-term and other investments:    Valued at the closing price reported on the active market on which the individual securities are traded.

Limited Partnerships:    Valued based on an estimated fair value. There is no active trading market for these investments and they are for the most part illiquid. Due to the significant unobservable inputs, the fair value measurements are a Level 3 input.

Common Collective Trust Fund:    Valued based on a unit value basis, which approximates fair value as of December 31, 2011 and 2010, respectively. Such basis is determined by reference to the respective fund’s underlying assets, which are primarily marketable equity and fixed income securities. There are no unfunded commitments or other restrictions associated with this fund.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

The following table sets forth by level, within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2011 and 2010, in millions.

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$173	$47	$—	$220
Limited Partnerships	—	—	67	67
Corporate debt securities	—	72	1	73
Government and other debt securities	62	61	1	124
Common collective trust Fund	—	7	—	7
Short-term and other investments	—	—	13	13

Total assets at fairvalue	$235	$187	$82	$504

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$258	$19	$—	$277
Limited Partnerships	—	—	64	64
Corporate debt securities	30	—	—	30
Government and other debt securities	61	57	—	118
Common collective trust fund	—	7	—	7
Short-term and other investments	4	—	9	13

Total assets at fair value	$353	$83	$73	$509

The table below sets forth a summary of changes in the fair value of the qualified defined-benefit pension plan level 3 assets for the year ended December 31, 2011, in millions.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance, beginning of year	$73	$52
Purchases, sales, issuancesand settlements (net)	9	21
Unrealized losses	—	—

Balance, end of year	82	73

Assumptions.    Major assumptions used in accounting for the Company’s defined-benefit pension plans were as follows:

	December 31
	2011	2010	2009
Discount rate for obligations	4.40%	5.30%	5.80%
Expected return on plan assets	7.25%	7.25%	8.00%
Rate of compensation increase	—%	1.00%	2.00%
Discount rate for net periodic pension cost	5.30%	5.80%	6.10%

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

The discount rate for obligations for 2011 and 2010 was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2011 and 2010 Towers Watson Rate Link Curve. At December 31, 2011, such rates for the Company’s defined-benefit pension plans ranged from 2.00 percent to 5.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.20 percent or higher. At December 31, 2010, such rates for the Company’s defined-benefit pension plans ranged from 2.30 percent to 5.55 percent, with the most significant portion of the liabilities having a discount rate for obligations of 5.0 percent or higher. The decline in the weighted average discount rate to 4.40 percent over the last several years was principally the result of lower long-term interest rates in the bond markets. The discount rate for obligations for 2009 was based upon the expected duration of each defined-benefit plan’s liabilities matched to the widely used Citigroup Pension Discount Curve and Liability index for December 31, 2009. The weighted average discount rates were also affected by the freezing of all future benefit accruals for substantially all of the Company’s domestic qualified and non-qualified defined-benefit plans, which shortened the period of future payments.

For 2011 and 2010, the Company determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at both December 31, 2011 and 2010 also considered near term returns, including current market conditions and also that pension assets are long-term in nature. The actual annual rate of return on the Company’s pension plan assets was 3.2 percent and 4.3 percent for the 10-year periods ended December 31, 2011 and 2010, respectively. Although these rates of return are less than the Company’s current expected long-term rate of return on plan assets, the Company notes that these 10-year periods include two significant declines in the equity markets. Accordingly, the Company believes a 7.25 percent expected long-term rate of return is reasonable.

The investment objectives seek to minimize the volatility of the value of the Company’s plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2010, the Company and its pension investment advisor concluded that the Company should achieve the following targeted asset portfolio: 45 percent equities, 25 percent fixed-income, 15 percent global assets (combination of equity and fixed-income) and 15 percent alternative investments (such as private equity, commodities and hedge funds). The Company achieved its targeted asset portfolio in 2011. The revised asset allocation of the investment portfolio was developed with the objective of achieving the Company’s expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 7.25 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets. This portfolio is expected to yield a long-term rate of return of 7.25 percent.

The fair value of the Company’s plan assets is subject to risk including significant concentrations of risk in the Company’s plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed-income

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Concluded)

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

Other.    The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $14 million and $13 million at December 31, 2011 and 2010, respectively.

Cash Flows.    At December 31, 2011, the Company expected to contribute approximately $50 million to its qualified defined-benefit pension plans to meet ERISA requirements in 2012. The Company also expected to pay benefits of $8 million and $11 million to participants of its foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2012.

At December 31, 2011, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2012	$42	$11
2013	$43	$12
2014	$44	$12
2015	$46	$12
2016	$46	$12
2017-2021	$255	$58

N.  SHAREHOLDERS’ EQUITY

In July 2007, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise. At December 31, 2011, the Company had remaining authorization to repurchase up to 25 million shares. During 2011, the Company repurchased and retired two million shares of Company common stock, for cash aggregating $30 million to offset the dilutive impact of the 2011 grant of two million shares of long-term stock awards. The Company repurchased and retired three million common shares in 2010 and two million common shares in 2009 for cash aggregating $45 million and $11 million in 2010 and 2009, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N.  SHAREHOLDERS’ EQUITY (Concluded)

On the basis of amounts paid (declared), cash dividends per common share were $.30 ($.30) in 2011, $.30 ($.30) in 2010 and $.46 ($.30) in 2009, respectively. In 2009, the Company decreased its quarterly cash dividend to $.075 per common share from $.235 per common share.

Accumulated Other Comprehensive (Loss) Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31
	2011	2010
Cumulative translation adjustments	$482	$505
Unrealized (loss) gain on marketable securities, net	(12)	26
Unrealized (loss) on interest rate swaps	(23)	—
Unrecognized prior service cost and net loss, net	(371)	(258)

Accumulated other comprehensive income	$76	$273

The unrealized (loss) gain on marketable securities, net, is reported net of income tax expense of $14 million at both December 31, 2011 and 2010. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $100 million and $105 million at December 31, 2011 and 2010, respectively.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Continued)

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

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales(1)(2)(3)(4)(5)			Operating (Loss) Profit(5)(6)			Assets at December 31(11)(12)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
The Company’s operations by segment were:
Cabinets and Related Products	$1,231	$1,464	$1,674	$(206)	$(250)	$(64)	$1,009	$1,108	$1,382
Plumbing Products	2,913	2,692	2,564	322	331	237	1,959	1,866	1,815
Installation and Other Services	1,077	1,041	1,121	(79)	(798)	(116)	1,427	1,537	2,339
Decorative Architectural Products	1,670	1,693	1,714	196	345	375	770	851	871
Other Specialty Products	576	596	584	(401)	19	(199)	768	1,182	1,197

Total	$7,467	$7,486	$7,657	$(168)	$(353)	$233	$5,933	$6,544	$7,604

The Company’s operations by geographic area were:
North America	$5,669	$5,823	$6,000	$(259)	$(507)	$108	$4,441	$5,063	$6,113
International, principally Europe	1,798	1,663	1,657	91	154	125	1,492	1,481	1,491

Total, as above	$7,467	$7,486	$7,657	(168)	(353)	233	5,933	6,544	7,604

General corporate expense, net (7)				(118)	(110)	(140)
Charge for defined-benefit curtailment (8)				—	—	(8)
Charge for litigation settlements (9)				(9)	—	(7)
Accelerated stock compensation expense (10)				—	—	(6)
Loss on corporate fixed assets, net				—	—	(2)

Operating (loss) profit, as reported				(295)	(463)	70

Other income (expense), net				(177)	(278)	(206)

Loss from continuing operations before income taxes				$(472)	$(741)	$(136)

Corporate assets							1,339	1,596	1,571
Assets held for sale							25	—	—

Total assets							$7,297	$8,140	$9,175

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Continued)

	Property Additions(5)			Depreciation and Amortization(5)
	2011	2010	2009	2011	2010	2009
The Company’s operations by segment were:
Cabinets and Related Products	$26	$34	$30	$78	$112	$84
Plumbing Products	85	65	47	68	63	70
Installation and Other Services	9	6	29	32	33	28
Decorative Architectural Products	8	9	7	15	18	18
Other Specialty Products	17	18	7	48	26	28

	145	132	120	241	252	228
Unallocated amounts, principally related to corporate assets	6	4	1	16	20	17

Total	$151	$136	$121	$257	$272	$245

(1)	Included in net sales were export sales from the U.S. of $241 million, $246 million and $277 million in 2011, 2010 and 2009, respectively.

(2)	Intra-company sales between segments represented approximately two percent of net sales in 2011 and 2010 and three percent of net sales in 2009.

(3)	Included in net sales were sales to one customer of $1,984 million, $1,993 million and $2,053 million in 2011, 2010 and 2009, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $5,394 million, $5,618 million and $5,952 million in 2011, 2010 and 2009, respectively.

(5)	Net sales, operating (loss) profit, property additions and depreciation and amortization expense for 2011, 2010 and 2009 excluded the results of businesses reported as discontinued operations in 2011, 2010 and 2009.

(6)	Included in segment operating (loss) profit for 2011 were impairment charges for goodwill and other intangible assets as follows: Cabinets and Related Products – $44 million; Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million. Included in segment operating (loss) profit for 2010 were impairment charges for goodwill and other intangible assets as follows: Plumbing Products – $1 million; and Installation and Other Services – $697 million. Included in segment operating profit (loss) for 2009 were impairment charges for goodwill as follows: Plumbing Products – $39 million; and Other Specialty Products – $223 million.

(7)	General corporate expense, net included those expenses not specifically attributable to the Company’s segments.

(8)	During 2009, the Company recognized a curtailment loss related to the plan to freeze all future benefit accruals beginning January 1, 2010 under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. See Note M to the consolidated financial statements.

(9)	The charge for litigation settlement in 2011 relates to business units in the Cabinets and Related Products and the Other Specialty Products segments. The charge for litigation settlement in 2009 relates to a business unit in the Cabinets and Related Products segment.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Concluded)

(10)	See Note L to the consolidated financial statements.

(11)	Long-lived assets of the Company’s operations in the U.S. and Europe were $2,964 million and $565 million, $3,684 million and $617 million, and $4,628 million and $690 million at December 31, 2011, 2010 and 2009, respectively.

(12)	Segment assets for 2011 excluded the assets of businesses reported as discontinued operations in the respective years.

P.  OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2011	2010	2009
Income from cash and cash investments	$8	$6	$7
Other interest income	1	1	2
Income from financial investments, net (Note E)	73	9	3
Other items, net	(5)	(9)	17

Total other, net	$77	$7	$29

Other items, net, included realized foreign currency transaction gains (losses) of $(5) million, $(2) million and $17 million in 2011, 2010 and 2009, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q.  INCOME TAXES

		(In Millions)
	2011	2010	2009
(Loss) income from continuing operations before income taxes:
U.S.	$(575)	$(928)	$(286)
Foreign	103	187	150

	$(472)	$(741)	$(136)

Income tax (benefit) expense on (loss) income from continuing operations:
Currently payable:
U.S. Federal	$—	$(24)	$(21)
State and local	(1)	22	12
Foreign	63	59	45
Deferred:
U.S. Federal	(103)	190	(67)
State and local	—	(7)	(2)
Foreign	(8)	—	(11)

	$(49)	$240	$(44)

Deferred tax assets at December 31:
Receivables	$14	$15
Inventories	28	35
Other assets, principally stock-based compensation	121	119
Accrued liabilities	141	143
Long-term liabilities	260	227
Net operating loss carryforward	260	136
Capital loss carryforward	—	3
Tax credit carryforward	20	12

	844	690
Valuation allowance	(688)	(462)

	156	228

Deferred tax liabilities at December 31:
Property and equipment	178	223
Intangibles	192	323
Other	25	29

	395	575

Net deferred tax liability at December 31	$239	$347

At December 31, 2011 and 2010, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $11 million and $50 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $250 million and $397 million, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q.  INCOME TAXES (Continued)

The current portion of the 2011 state and local income tax benefit includes a $10 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations. The deferred portion of the 2011 state and local taxes includes a $31 million non-cash charge to income tax expense resulting from a change in the valuation allowance against state and local deferred tax assets.

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

In the fourth quarter of 2010, the Company recorded a $372 million valuation allowance against its U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, the Company considered the weaker retail sales of certain of its building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing the Company to be in a three-year cumulative U.S. loss position. These factors negatively impacted the Company’s ability to utilize tax-planning strategies that included the potential sale of certain non-core operating assets to support the realization of its U.S. Federal deferred tax assets, since current year losses are heavily weighted in determining if sufficient income would exist in the carryforward period to realize the benefit of the strategies.

During 2011, objective and verifiable negative evidence, such as continued U.S. operating losses and significant U.S. goodwill impairment charges, continued to outweigh positive evidence. As a result, the Company recorded an $89 million increase in the valuation allowance against its U.S. Federal deferred tax assets as a non-cash charge to income tax expense.

Recording the valuation allowance does not restrict the Company’s ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

A rebound in the U.S. housing market from the current historic lows and retail sales of building products improving from their current levels should have a positive impact on the Company’s operating results in the U.S. A return to sustained profitability in the U.S. should result in objective positive evidence thereby warranting the potential reversal of all or a portion of the valuation allowance.

The $156 million and $228 million of deferred tax assets at December 31, 2011 and 2010, respectively, for which there is no valuation allowance recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities.

Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2011 and 2010, $269 million and $143 million will expire between 2020 and 2031 and $11 million and $5 million is unlimited, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q.  INCOME TAXES (Continued)

The tax benefit from certain stock-based compensation is not recognized as a deferred tax asset until the tax deduction reduces cash taxes. Accordingly, as of December 31, 2011, the Company has not recorded a $13 million deferred tax asset on additional net operating losses that, when realized, will be recorded to paid-in capital.

A tax provision has not been provided at December 31, 2011 for U.S. income taxes or additional foreign withholding taxes on approximately $74 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

A reconciliation of the U.S. Federal statutory tax rate to the income tax (benefit) expense on (loss) income from continuing operations was as follows:

	2011	2010	2009

U.S. Federal statutory tax rate – (benefit)	(35)%	(35)%	(35)%

State and local taxes, net of U.S. Federal tax benefit	—	1	5

Higher (lower) taxes on foreign earnings	1	(1)	(12)

Foreign uncertain tax positions	—	—	(6)

Change in U.S. and foreign taxes on distributed and undistributed foreign earnings, including the impact of foreign tax credit	—	—	6

Goodwill impairment charges providing no tax benefit	6	18	11

U.S. Federal valuation allowance	19	50	—

Other, net	(1)	(1)	(1)

Effective tax rate – (benefit) expense	(10)%	32%	(32)%

Income taxes paid were $43 million, $47 million and $25 million in 2011, 2010 and 2009, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q.  INCOME TAXES (Concluded)

A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows:

			(In millions)
	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2010	$65	$21	$86
Current year tax positions:
Additions	6		6
Prior year tax positions:
Additions	18		18
Reductions	(5)		(5)
Settlements with tax authorities	(3)	(1)	(4)
Lapse of applicable statute of limitations	(10)		(10)
Interest and penalties recognized in income tax expense		3	3

Balance at December 31, 2010	$71	$23	$94

Current year tax positions:
Additions	6		6
Reductions	(1)		(1)
Prior year tax positions:
Additions	6		6
Reductions	(1)		(1)
Settlements with tax authorities	(4)	(2)	(6)
Lapse of applicable statute of limitations	(16)		(16)
Interest and penalties recognized in income tax expense		(1)	(1)

Balance at December 31, 2011	$61	$20	$81

If recognized, $40 million and $47 million of the liability for uncertain tax positions at December 31, 2011 and 2010, respectively, net of any U.S. Federal tax benefit, would impact the Company’s effective tax rate.

At December 31, 2011 and 2010, $86 and $97 million of the total liability for uncertain tax positions, including related interest and penalties, is recorded in deferred income taxes and other, $1 and $5 million is recorded in accrued liabilities and $6 and $8 million is recorded in other assets, respectively.

The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Company continues to participate in the Compliance Assurance Program (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service (“IRS”), working in conjunction with the Company, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2010. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2000.

As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $10 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R.  EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2011	2010	2009
Numerator (basic and diluted):
Loss from continuing operations	$(465)	$(1,022)	$(130)
Allocation to unvested restricted stock awards	(3)	(3)	(3)

Loss from continuing operations attributable to common shareholders	(468)	(1,025)	(133)
Loss from discontinued operations, net	(110)	(21)	(53)

Net loss available to common shareholders	$(578)	$(1,046)	$(186)

Denominator:
Basic common shares (based on weighted average)	348	349	351
Add:
Contingent common shares	—	—	—
Stock option dilution	—	—	—

Diluted common shares	348	349	351

The Company follows accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in the Company’s diluted share calculation using the treasury stock method. For the years ended December 31, 2011, 2010 and 2009, the Company allocated dividends to the unvested restricted stock awards (participating securities).

At December 31, 2010 and 2009, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2010 and 2009 did not exceed the equivalent accreted value of the Notes.

Additionally, 36 million common shares, 37 million common shares and 36 million common shares for 2011, 2010 and 2009, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (10 million common shares at both December 31, 2011 and 2010); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S.  OTHER COMMITMENTS AND CONTINGENCIES

Litigation.    The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit was brought against the Company and a number of its insulation installation companies alleging that certain of their practices violated provisions of the federal antitrust laws. The case was filed in October 2004 in the United States District Court for the Northern District of Georgia by Columbus Drywall & Insulation, Inc., Leo Jones Insulation, Inc., Southland Insulators, Inc., Southland Insulators of Maryland, Inc. d/b/a Devere Insulation, Southland Insulators of Delaware LLC d/b/a Delmarva Insulation, and Whitson Insulation Company of Grand Rapids, Inc. against the Company, its subsidiaries Masco Contractors Services Group Corp., Masco Contractor Services Central, Inc. (“MCS Central”) and Masco Contractor Services East, Inc., and several insulation manufacturers (the “Columbus Drywall case”). In February 2009, the court certified a class of 377 insulation contractors. A trial date in this case has been scheduled for July 2012. Another suit filed in March 2003 in the United States District Court for the Northern District of Georgia by Wilson Insulation Company, Wilson Insulation of Augusta, Inc. and The Wilson Insulation Group, Inc. against the Company, Masco Contractor Services, Inc., and MCS Central that alleged anticompetitive conduct. This case has been removed from the court’s active docket. In March 2007, Albert Von Der Werth and Valerie Good filed suit in the United States District Court for the Northern District of California against the Company, its subsidiary Masco Contractor Services, and several insulation manufacturers seeking class action status and alleging anticompetitive conduct. This case was subsequently transferred to the United States District Court for the Northern District of Georgia and has been administratively stayed by the court. An additional suit, which was filed in September 2005 and alleged anticompetitive conduct, was dismissed with prejudice in December 2006.

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

Warranty.    Certain of the Company’s products and product finishes and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one year to the life of the product. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S.  OTHER COMMITMENTS AND CONTINGENCIES (Concluded)

Changes in the Company’s warranty liability were as follows, in millions:

	2011	2010
Balance at January 1	$107	$109
Accruals for warranties issued during the year	28	42
Accruals related to pre-existing warranties	8	(4)
Settlements made (in cash or kind) during the year	(38)	(37)
Other, net (including currency translation)	(3)	(3)

Balance at December 31	$102	$107

Investments.    With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2011, commitments to contribute up to $25 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company’s investment in the private equity fund when paid.

Other Matters.    The Company enters into contracts, which include reasonable and customary indemnifications that are standard for the industries in which it operates. Such indemnifications include customer claims against builders for issues relating to the Company’s products and workmanship. In conjunction with divestitures and other transactions, the Company occasionally provides reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. The Company has never had to pay a material amount related to these indemnifications and evaluates the probability that amounts may be incurred and appropriately records an estimated liability when probable.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

		(In Millions, Except Per Common Share Data) Quarters Ended
	Total Year	December 31	September 30	June 30	March 31

2011
Net sales	$7,467	$1,738	$1,978	$1,998	$1,753
Gross profit	$1,784	$332	$495	$532	$425
(Loss) income from continuing operations	$(465)	$(494)	$56	$14	$(41)
Net (loss) income	$(575)	$(573)	$36	$8	$(46)
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(1.34)	$(1.42)	$.16	$.04	$(.12)
Net (loss) income	$(1.66)	$(1.65)	$.10	$.02	$(.13)
Diluted:
(Loss) income from continuing operations	$(1.34)	$(1.42)	$.16	$.04	$(.12)
Net (loss) income	$(1.66)	$(1.65)	$.10	$.02	$(.13)
2010
Net sales	$7,486	$1,716	$1,933	$2,018	$1,819
Gross profit	$1,833	$309	$492	$543	$489
(Loss) income from continuing operations	$(1,022)	$(1,020)	$—	$4	$(6)
Net (loss) income	$(1,043)	$(1,034)	$(5)	$3	$(7)
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(2.94)	$(2.92)	$—	$.01	$(.02)
Net (loss) income	$(3.00)	$(2.96)	$(.02)	$.01	$(.02)
Diluted:
(Loss) income from continuing operations	$(2.94)	$(2.92)	$—	$.01	$(.02)
Net (loss) income	$(3.00)	$(2.96)	$(.02)	$.01	$(.02)

(Loss) earnings per common share amounts for the four quarters of 2011 and 2010 may not total to the earnings per common share amounts for the years ended December 31, 2011 and 2010 due to the allocation of income to unvested stock awards.

Fourth quarter 2011 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $335 million after tax ($494 million pre-tax). Income (loss) from continuing operations and net (loss) income include after-tax gains from financial investments of $11 million ($17 million pre-tax), $21 million ($33 million pre-tax), $13 million ($19 million pre-tax) and $3 million ($4 million pre-tax) in the first, second, third and fourth quarters, respectively.

Fourth quarter 2010 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $586 million after tax ($698 million pre-tax). Fourth quarter 2010 loss from continuing operations and net loss include a valuation allowance on net U.S. deferred tax assets of $372 million. Income (loss) from continuing operations and net (loss) income include after-tax impairment charges for financial investments of $21 million ($33 million pre-tax) and $— million ($1 million pre-tax) in the second and fourth quarters of 2010, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item	9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2011. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(c) Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended December 31, 2011, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item	9B. Other Information.

Not applicable.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance.

Our Code of Business Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Other information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed on or before April 29, 2012, and such information is incorporated herein by reference.

Item 11. Executive	Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed on or before April 29, 2012, and such information is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed on or before April 29, 2012, and such information is incorporated herein by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed on or before April 29, 2012, and such information is incorporated herein by reference.

Item 14. Principal	Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed on or before April 29, 2012, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits	and Financial Statement Schedules.

(a)	Listing of Documents.

(1)	Financial Statements. Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, consist of the following:

(2)	Financial Statement Schedule.

(i)	Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2011, 2010 and 2009, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

See separate Exhibit Index beginning on page 95.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION

By:	/S/ JOHN G. SZNEWAJS
John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/S/ TIMOTHY WADHAMS Timothy Wadhams	President, Chief Executive Officer and Director

Principal Financial Officer:

/S/ JOHN G. SZNEWAJS John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer

Principal Accounting Officer:

/S/ JOHN P. LINDOW John P. Lindow	Vice President – Controller

/S/ DENNIS W. ARCHER Dennis W. Archer	Director	February 21, 2012
/S/ THOMAS G. DENOMME Thomas G. Denomme	Director
/S/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr.	Director
/S/ VERNE G. ISTOCK Verne G. Istock	Director
/S/ J. MICHAEL LOSH J. Michael Losh	Director
/S/ RICHARD A. MANOOGIAN Richard A. Manoogian	Chairman
/S/ LISA A. PAYNE Lisa A. Payne	Director

/S/ MARY ANN VAN LOKEREN Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2011, 2010 and 2009

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2011	$65	$8	$—		$(12	)(b)	$61

2010	$75	$16	$—	(a)	$(26	)(b)	$65

2009	$75	$30	$(1	) (a)	$(29	)(b)	$75

Valuation Allowance on deferred tax assets:
2011	$462	$178	$48	(c)	$—		$688

2010	$43	$400	$19	(c)	$—		$462

2009	$15	$28	$—		$—		$43

(a)	Allowance of companies acquired and companies disposed of, net.

(b)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(c)	Valuation allowance on deferred tax assets recorded in other comprehensive income.

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto.	2010 10-K	3.i	02/18/2011

3.ii	Bylaws of Masco Corporation, as Amended and Restated June 2, 2007.				X

4.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Directors’ resolutions establishing Masco Corporation’s:				X

	(i) 7 1/8% Debentures Due August 15, 2013;	2008 10-K	4.a.i(i)	02/17/2009

	(ii) 6.625% Debentures Due April 15, 2018; and	2008 10-K	4.a.i(ii)	02/17/2009

	(iii) 7 3/4% Debentures Due August 1, 2029.	2009 10-K	4.a.i(iii)	02/16/2010

4.a.ii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.	2009 10-K	4.a.iii	02/16/2010

4.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors’ Resolutions establishing Masco Corporation’s:				X

	(i) 5 7/8% Notes Due July 15, 2012;	2007 10-K	4.b.i(i)	02/22/2008

	(ii) 6 1/2% Notes Due August 15, 2032;	2007 10-K	4.b.i(ii)	02/22/2008

	(iii) 4.80% Notes Due June 15, 2015;	2010 10-K	4.b.i(iii)	02/18/2011

	(iv) 6.125% Notes Due October 3, 2016;				X

	(v) 5.85% Notes Due 2017; and				X

	(vi) 7.125% Notes Due 2020.	2010 10-K	4.b.i(vi)	02/18/2011

4.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Corporation N.A., as Trustee.				X

		Incorporated By Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.c.i	Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the banks party thereto, as lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent and Royal Bank of Canada, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch as Co-Documentation Agents and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Joint Bookrunners and Joint Lead Arrangers.	8-K	4.1	06/25/2010

4.c.ii	Amendment No. 1 dated as of February 11, 2011 to Credit Agreement dated June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A.	10-Q	4	04/28/2011

Note 1:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.

Note 2:	Exhibits 10.a through 10.j constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

10.a	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006):				X

(i) Forms of Restricted Stock Award Agreement

	(A) for awards prior to January 1, 2005 and	2009 10-K	10.a.(i)(A)	02/16/2010

	(B) for awards on and after January 1, 2005;	2009 10-K	10.a.(i)(B)	02/16/2010

	(ii) Form of Restoration Stock Option;	2009 10-K	10.a(ii)	02/16/2010

	(iii) Form of Stock Option Grant;	2009 10-K	10.a(iii)	02/16/2010

	(iv) Form of Stock Option Grant for Non-Employee Directors; and	2009 10-K	10.a(iv)	02/16/2010

	(v) Form of Amendment to Award Agreements.	2010 10-K	10.a(v)	02/18/2011

Incorporated By Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2010 10-K	10.b.i	02/18/2011

	(i) Form of Restricted Stock Award;	2010 10-K	10.b.i(i)	02/18/2011

	(ii) Form of Stock Option Grant;	2010 10-K	10.b.i(ii)	02/18/2011

	(iii) Form of Restoration Stock Option; and	2010 10-K	10.b.i(iii)	02/18/2011

	(iv) Form of Stock Option Grant for Non-Employee Directors.	2010 10-K	10.b.i(iv)	02/18/2011

10.b.ii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (Amended October 2010):	10-Q	10	10/28/2010

	(i) Form of Restricted Stock Award Agreement.	2007 10-K	10.b.ii(i)	02/22/2008

10.b.iii	Non-Employee Directors Equity Program under Masco’s 2005 Long Term Stock Incentive Plan (for awards prior to October 2010):	2007 10-K	10.b.iii	02/22/2008

	(i) Form of Restricted Stock Award Agreement; and	2007 10-K	10.b.ii(i)	02/22/2008

	(ii) Form of Stock Option Grant Agreement.	2007 10-K	10.b.ii(ii)	02/22/2008

10.c	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto:

	(i) William T. Anderson (includes amendment freezing benefit accruals)	2010 10-K	10.c(i)	02/18/2011

	(ii) Donald J. DeMarie (includes amendment freezing benefit accruals)	2010 10-K	10.c(ii)	02/18/2011

	(iii) Richard A. Manoogian	2010 10-K	10.c(iii)	02/18/2011

	(iv) John G. Sznewajs (includes amendment freezing benefit accruals)	2010 10-K	10.c(iv)	02/18/2011

	(v) Timothy Wadhams (includes amendment freezing benefit accruals)	2010 10-K	10.c(v)	02/18/2011

10.d	Masco Corporation 1997 Non-Employee Directors Stock	2010 10-K	10.d	02/18/2011

Plan (as amended and restated October 27, 2005):

	(i) Form of Restricted Stock Award Agreement;	2010 10-K	10.d(i)	02/18/2011

Incorporated By Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

	(ii) Form of Stock Option Grant; and	2010 10-K	10.d(ii)	02/18/2011

	(iii) Form of Amendment to Award Agreements.	2010 10-K	10.d(iii)	02/18/2011

10.e	Other compensatory arrangements for executive officers.				X

10.f	Compensation of Non-employee Directors.				X

10.g	Masco Corporation 2004 Restricted Stock Award Program.	2009 10-K	10.f	02/16/2010

10.h	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010).	2010 10-K	10.g	02/18/2011

10.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	10-Q	10	07/30/2009

10.j	Non-Compete, Non-Disclosure, Non-Disparagement, Release and Consulting Agreement and related Letter Agreement effective January 1, 2012 between Masco Corporation and Donald J. DeMarie, Jr.				X

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.				X

21	List of Subsidiaries.				X

23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule.				X

31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X

31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X

100	XBRL-Related Documents.				X

101	Interactive Date File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.