Form 10-Q
period 2012-03-31
MASCO CORP /DE/
filed 2012-05-02
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 26, 2012
Common stock, par value $1.00 per share	357,100,000

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2012 and December 31, 2011

(In Millions, Except Share Data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash investments	$1,788	$1,656
Receivables	1,190	914
Prepaid expenses and other	78	70
Assets held for sale	17	20
Inventories:
Finished goods	446	390
Raw material	283	280
Work in process	99	99

	828	769

Total current assets	3,901	3,429

Property and equipment, net	1,545	1,567
Goodwill	1,895	1,891
Other intangible assets, net	195	196
Other assets	209	209
Assets held for sale	5	5

Total assets	$7,750	$7,297

LIABILITIES
Current liabilities:
Notes payable	$754	$803
Accounts payable	904	770
Accrued liabilities	712	782
Liabilities held for sale	8	8

Total current liabilities	2,378	2,363

Long-term debt	3,622	3,222
Deferred income taxes and other	958	970

Total liabilities	6,958	6,555

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2012 – 348,570,000; 2011 – 347,900,000	349	348
Preferred shares authorized: 1,000,000; issued and outstanding: 2012 – None; 2011 – None	—	—
Paid-in capital	62	65
Retained earnings	45	38
Accumulated other comprehensive income	103	76

Total Masco Corporation’s shareholders’ equity	559	527
Noncontrolling interest	233	215

Total equity	792	742

Total liabilities and equity	$7,750	$7,297

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(In Millions Except Per Common Share Data)

	Three Months Ended March 31,
	2012	2011
Net sales	$1,875	$1,753
Cost of sales	1,390	1,328

Gross profit	485	425

Selling, general and administrative expenses	383	399

Operating profit	102	26

Other income (expense), net:
Interest expense	(64)	(63)
Other, net	15	21

	(49)	(42)

Income (loss) from continuing operations before income taxes	53	(16)
Income taxes	4	13

Income (loss) from continuing operations	49	(29)
Loss from discontinued operations	(5)	(5)

Net income (loss)	44	(34)
Less: Net income attributable to noncontrolling interest	11	12

Net income (loss) attributable to Masco Corporation	$33	$(46)

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income (loss) from continuing operations	$.11	$(.12)
Loss from discontinued operations	(.01)	(.01)

Net income (loss)	$.09	$(.13)

Diluted:
Income (loss) from continuing operations	$.11	$(.12)
Loss from discontinued operations	(.01)	(.01)

Net income (loss)	$.09	$(.13)

Amounts attributable to Masco Corporation:
Income (loss) from continuing operations	$38	$(41)
Loss from discontinued operations	(5)	(5)

Net income (loss)	$33	$(46)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(In Millions)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$44	$(34)

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	30	61
Unrealized loss on interest rate swaps	—	—
Unrealized gain on marketable securities	—	(13)
Unrecognized pension prior service cost and net loss, net	4	3

Other comprehensive income	34	51

Total comprehensive income	78	17

Less: Comprehensive income attributable to the noncontrolling interest	18	26

Comprehensive income (loss) attributable to Masco Corporation	$60	$(9)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(In Millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$90	$41
Increase in receivables	(272)	(220)
Increase in inventories	(50)	(93)
Increase in accounts payable and accrued liabilities, net	65	112

Net cash for operating activities	(167)	(160)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Issuance of Notes, net of issuance costs	396	—
Retirement of Notes	(46)	—
Cash dividends paid	(26)	(27)
Payment for settlement of swaps	(25)	—
Purchase of Company common stock	(8)	(30)
Payment of debt	(1)	—
Credit Agreement costs	—	(1)

Net cash from (for) financing activities	290	(58)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(24)	(29)
Proceeds from disposition of:
Marketable securities	—	14
Other financial investments	23	5
Property and equipment	8	2
Purchases of other financial investments	(1)	(6)
Other, net	(8)	—

Net cash for investing activities	(2)	(14)

Effect of exchange rate changes on cash and cash investments	11	22

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	132	(210)
At January 1	1,656	1,715

At March 31	$1,788	$1,505

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For The Three Months Ended March 31, 2012 and 2011

						(In Millions)
	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2011	$1,582	$349	$42	$720	$273	$198
Total comprehensive income	17			(46)	37	26
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(7)	(1)	(6)
Cash dividends declared	(27)			(27)
Stock-based compensation	15		15

Balance, March 31, 2011	$1,550	$348	$21	$647	$310	$224

Balance, January 1, 2012	742	348	65	38	76	215
Total comprehensive income	78			33	27	18
Shares issued	—	2	(2)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(26)			(26)
Stock-based compensation	13		13

Balance, March 31, 2012	$792	$349	$62	$45	$103	$233

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2012 presentation in the condensed consolidated financial statements. The results of operations related to the 2011 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months ended March 31, 2012 and 2011. In the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. On January 1, 2012, the Company adopted new accounting guidance requiring more prominent presentation of other comprehensive income items in the Company’s consolidated financial statements. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

B.	Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended March 31,
	2012	2011

Net Sales	$20	$19

Loss from discontinued operations	$(4)	$(5)
Loss on disposal of discontinued operations, net	(1)	—

Loss before income tax	(5)	(5)
Income tax benefit	—	—

Loss from discontinued operations, net	$(5)	$(5)

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.	The changes in the carrying amount of goodwill for the three months ended March 31, 2012, by segment, were as follows, in millions:

	Gross Goodwill At Mar. 31, 2012	Accumulated Impairment Losses	Net Goodwill At Mar. 31, 2012
Cabinets and Related Products	$589	$(408)	$181
Plumbing Products	545	(340)	205
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	980	(734)	246

Total	$4,214	$(2,319)	$1,895

	Gross Goodwill At Dec. 31, 2011	Accumulated Impairment Losses	Net Goodwill At Dec. 31, 2011	Other(A)	Net Goodwill At Mar. 31, 2012
Cabinets and Related Products	$589	$(408)	$181	$—	$181
Plumbing Products	541	(340)	201	4	205
Installation and Other Services	1,806	(762)	1,044	—	1,044
Decorative Architectural Products	294	(75)	219	—	219
Other Specialty Products	980	(734)	246	—	246

Total	$4,210	$(2,319)	$1,891	$4	$1,895

(A)	Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $174 million at both March 31, 2012 and December 31, 2011, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $21 million (net of accumulated amortization of $55 million) at March 31, 2012 and $22 million (net of accumulated amortization of $54 million) at December 31, 2011, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.	Depreciation and amortization expense was $55 million and $75 million, including accelerated depreciation of $7 million and $19 million for the three months ended March 31, 2012 and 2011, respectively.

E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31, 2012	December 31, 2011

Auction rate securities	$22	$22

Total recurring investments	22	22

Private equity funds	81	86
Other investments	4	4

Total non-recurring investments	85	90

Total	$107	$112

The Company’s investments in available-for-sale securities at March 31, 2012 and December 31, 2011 were as follows, in millions:

		Pre-tax
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

March 31, 2012	$19	$3	$—	$22

December 31, 2011	$19	$3	$—	$22

Recurring Fair Value Measurements. Financial assets and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

	0000000000	0000000000	0000000000	0000000000
		Fair Value Measurements Using
			Significant
	Mar. 31, 2012	Quoted Market Prices (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$22	—	—	$22

Total	$22	$—	$—	$22

	0000000000	0000000000	0000000000	0000000000
		Fair Value Measurements Using
	Dec. 31, 2011	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

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

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the three months ended March 31, 2012 and the year ended December 31, 2011, in millions:

	March 31, 2012 Auction Rate Securities	December 31, 2011 Auction Rate Securities

Fair value at beginning of period	$22	$22
Total losses included in earnings	—	—
Unrealized (losses)	—	—
Purchases	—	—
Settlements	—	—
Transfer from Level 3 to Level 2	—	—

Fair value at period end	$22	$22

Non-Recurring Fair Value Measurements. For the three months ended March 31, 2012 and 2011, the Company did not measure any financial investments on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

The Company did not have any transfers between Level 1 and Level 2 financial assets in the first quarter of 2012 or 2011.

Realized Gains. Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2012	2011

Realized gains – distributions from private equity funds	$16	$3
Realized gains – sale of TriMas
Corporation common stock	—	14

Total income from financial investments	$16	$17

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at March 31, 2012 was approximately $4.5 billion, compared with the aggregate carrying value of $4.4 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2011 was approximately $4.0 billion, compared with the aggregate carrying value of $4.0 billion.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

F.	The Company is exposed to global market risk as part of its normal daily business activities. To manage these risks, the Company enters into various derivative contracts. These contracts include interest rate swap agreements, foreign currency exchange contracts and contracts intended to hedge the Company’s exposure to copper and zinc. The Company reviews its hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements. In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that had been entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million was recognized in the Company’s consolidated statement of income in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022.

At December 31, 2011, the interest rate swaps were considered 100 percent effective; therefore, the market valuation loss of $23 million was recorded in other comprehensive income in the Company’s statement of shareholders’ equity with a corresponding increase to accrued liabilities in the Company’s condensed consolidated balance sheet at December 31, 2011.

For both the three months ended March 31, 2012 and 2011, the Company recognized a net decrease in interest expense of $3 million related to the amortization of gains resulting from the terminations (in 2012, 2008 and 2004) of the interest rate swap agreements.

Foreign Currency Contracts. The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk during 2012 and 2011, the Company, including certain European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in the Company’s consolidated statements of income in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metal Contracts. During 2012 and 2011, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of income in cost of goods sold.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – concluded:

The pre-tax gain (loss) included in the Company’s consolidated statements of income is as follows, in millions:

	Three Months Ended March 31,
	2012	2011

Foreign Currency Contracts
Exchange Contracts	$(5)	$(8)
Forward Contracts	(1)	2
Metal Contracts	7	—

Total gain (loss)	$1	$(6)

The Company presents its derivatives net due to the right of offset by its counterparties under master netting arrangements in current assets or accrued liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	0000000000	0000000000	0000000000
	At March 31, 2012
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$114
Current assets		$4	$3
Forward Contracts	71
Current assets		1	—
Current liabilities		—	2

Metal Contracts	53
Current assets		5	—
Current liabilities		—	1

Total		$10	$6

	0000000000	0000000000	0000000000
	At December 31, 2011
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$108
Current assets		$8	$—
Forward Contracts	76
Current assets		1	—
Current liabilities		1	2

Metal Contracts	67
Current assets		2	—
Current liabilities		—	4

Total		$12	$6

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011

Balance at January 1	$102	$107
Accruals for warranties issued during the period	8	28
Accruals related to pre-existing warranties	3	8
Settlements made (in cash or kind) during the period	(11)	(38)
Other, net	—	(3)

Balance at end of period	$102	$102

H.	On March 5, 2012, the Company issued $400 million of 5.95% Notes due March 15, 2022 (“Notes”). Including the interest rate swap amortization, the effective interest for the Notes is approximately 6.5%. The Notes are senior indebtedness and are redeemable at the Company’s option. In January 2012, the Company repurchased $46 million of 5.875% Notes due July 2012 in open-market transactions; the Company paid a premium of $1 million for the repurchase. The issuance of the Notes and the repurchase of debt were done in anticipation of the retirement of $745 million of 5.875% Notes due July 2012.

Based on the limitations of the debt to total capitalization covenant in the Company’s credit agreement with a bank group (the “Credit Agreement”), at March 31, 2012, the Company had additional borrowing capacity, subject to availability, of up to $783 million. Additionally, at March 31, 2012, the Company could absorb a reduction to shareholders’ equity of approximately $422 million, and remain in compliance with the debt to total capitalization covenant.

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at March 31, 2012.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At March 31, 2012, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended March 31,
	2012	2011

Long-term stock awards	$8	$10
Stock options	5	5
Phantom stock awards and stock appreciation rights	5	3

Total	$18	$18

Income tax benefit (before valuation allowance)	$7	$7

Long-Term Stock Awards. Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 675,110 shares of long-term stock awards in the three months ended March 31, 2012.

The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2012	2011

Unvested stock award shares at January 1	10	10
Weighted average grant date fair value	$17	$19

Stock award shares granted	1	2
Weighted average grant date fair value	$12	$13

Stock award shares vested	2	1
Weighted average grant date fair value	$17	$19

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$18

Unvested stock award shares at March 31	9	11
Weighted average grant date fair value	$16	$17

At March 31, 2012 and 2011, there was $103 million and $145 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years and five years, respectively.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2012 and 2011 was $23 million and $23 million, respectively.

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

The Company granted 1,050,750 of stock option shares in the three months ended March 31, 2012 with a grant date exercise price approximating $12 per share. In the first three months of 2012, 2,238,640 stock option shares were forfeited (including options that expired unexercised).

The Company’s stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2012	2011

Option shares outstanding, January 1	36	37
Weighted average exercise price	$21	$21

Option shares granted	1	2
Weighted average exercise price	$12	$13

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$1 million	$1 million
Weighted average exercise price	$8	$8

Option shares forfeited	2	—
Weighted average exercise price	$18	$23

Option shares outstanding, March 31	35	39
Weighted average exercise price	$21	$21
Weighted average remaining option term (in years)	5	6

Option shares vested and expected to vest, March 31	35	39
Weighted average exercise price	$21	$21
Aggregate intrinsic value (A)	$26 million	$33 million
Weighted average remaining option term (in years)	5	6

Option shares exercisable (vested), March 31	25	24
Weighted average exercise price	$23	$24
Aggregate intrinsic value (A)	$14 million	$11 million
Weighted average remaining option term (in years)	4	4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At March 31, 2012 and 2011, there was $29 million and $51 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in both 2012 and 2011.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, were as follows:

	Three Months Ended March 31,
	2012	2011

Weighted average grant date fair value	$4.44	$5.10
Risk-free interest rate	1.10%	2.72%
Dividend yield	2.57%	2.34%
Volatility factor	51.00%	49.00%
Expected option life	6 years	6 years

J.	The Company sponsors qualified defined-benefit or defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. The Company participates in 20 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant to the Company.

Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended March 31,
	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$2	$—	$1	$—
Interest cost	10	2	11	2
Expected return on plan assets	(8)	—	(8)	—
Amortization of net loss	3	—	2	—

Net periodic pension cost	$7	$2	$6	$2

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

K.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2012	2011	2012	2011
	Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$297	$307	$(23)	$(50)
Plumbing Products	742	710	97	84
Installation and Other Services	278	235	(14)	(35)
Decorative Architectural Products	434	375	73	69
Other Specialty Products	124	126	(5)	(10)

Total	$1,875	$1,753	$128	$58

The Company’s operations by geographic area were:
North America	$1,431	$1,314	$88	$16
International, principally Europe	444	439	40	42

Total	$1,875	$1,753	128	58

General corporate expense, net			(28)	(32)
Income from litigation settlements			2	—

Operating profit			102	26
Other income (expense), net			(49)	(42)

Income (loss) from continuing operations before income taxes			$53	$(16)

(A)	Inter-segment sales were not material.

L.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2012	2011

Income from cash and cash investments	$2	$2
Income from financial investments, net (Note E)	16	17
Other items, net	(3)	2

Total other, net	$15	$21

Other items, net, included $(1) million and $2 million of currency gains (losses) for the three months ended March 31, 2012 and 2011, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

M.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended March 31,
	2012	2011
Numerator (basic and diluted):
Income (loss) from continuing operations	$38	$(41)
Allocation to unvested restricted stock awards	(1)	(1)

Income (loss) from continuing operations attributable to common shareholders	$37	$(42)
Loss from discontinued operations, net	(5)	(5)

Net income (loss) available to common shareholders	$32	$(47)

Denominator:
Basic common shares (based upon weighted average)	349	349
Add:
Contingent common shares	—	—
Stock option dilution	1	—

Diluted common shares	350	349

For the three months ended March 31, 2012 and 2011, the Company allocated dividends to the unvested restricted stock awards (participating securities).

Additionally, 34 million and 39 million common shares for the three months ended March 31, 2012 and 2011, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first three months of 2012, the Company granted 675,110 shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired 675,110 shares of Company common stock, for cash aggregating approximately $8 million. At March 31, 2012, the Company had 24 million shares of its common stock remaining under the July 2007 Board of Directors repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.075 ($.075), respectively, for the three months ended March 31, 2012 and 2011.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

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

O.	In the first quarter of 2012, the Company incurred income tax expense of $4 million on pre-tax income from continuing operations of $53 million. The income tax expense includes a $21 million state income tax benefit resulting from the decrease in the liability for uncertain tax positions, primarily resulting from the expiration of applicable statutes of limitations in various jurisdictions and certain tax audit closings.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 VERSUS FIRST QUARTER 2011

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) margins by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent (Decrease) Increase
	2012	2011	2012 vs. 2011

Net Sales:
Cabinets and Related Products	$297	$307	(3%)
Plumbing Products	742	710	5%
Installation and Other Services	278	235	18%
Decorative Architectural Products	434	375	16%
Other Specialty Products	124	126	(2%)

Total	$1,875	$1,753	7%

North America	$1,431	$1,314	9%
International, principally Europe	444	439	1%

Total	$1,875	$1,753	7%

	Three Months Ended March 31,
	2012	2011

Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(7.7%)	(16.3%)
Plumbing Products	13.1%	11.8%
Installation and Other Services	(5.0%)	(14.9%)
Decorative Architectural Products	16.8%	18.4%
Other Specialty Products	(4.0%)	(7.9%)

North America	6.1%	1.2%
International, principally Europe	9.0%	9.6%
Total	6.8%	3.3%

Operating profit margins, as reported	5.4%	1.5%

(A)	Before general corporate expense, net; see Note K to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We report our financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States. However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results.

NET SALES

Net sales increased seven percent for the three-month period ended March 31, 2012 from the comparable period of 2011. Excluding the negative effect of currency translation and the sales related to the acquisition of a small hot tub manufacturer, net sales increased eight percent in the first quarter of 2012 compared to 2011. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2012	2011

Net sales, as reported	$1,875	$1,753
Acquisitions	(2)	—

Net sales, excluding acquisitions	1,873	1,753
Currency translation	18	—

Net sales, excluding acquisitions and the effect of currency translation	$1,891	$1,753

North American net sales were positively impacted by increased sales volume of installation and other services, plumbing products, paints and stains and builders’ hardware, which, in the aggregate, increased sales by six percent for the three-month period ended March 31, 2012 from the comparable period of 2011. Net sales were also positively affected by selling price increases, which increased sales by three percent for the three-month period ended March 31, 2012 from the comparable period of 2011.

In local currencies, net sales from International operations increased five percent for the three-month period ended March 31, 2012, primarily due to increased sales volume and selling prices of International plumbing products and cabinets. A stronger U.S. dollar decreased International net sales by four percent in the three-month period ended March 31, 2012, compared to the same period of 2011.

Net sales of Cabinets and Related Products decreased in the three-month period ended March 31, 2012, due to the planned exit of ready-to-assemble and other non-core in-stock cabinet product lines (completed in the second quarter of 2011), which decreased net sales in this segment by three percent. A stronger U.S. dollar decreased sales by one percent in the first quarter of 2012 compared to 2011. Such decreases were partially offset by increased sales to North American builders.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of Plumbing Products increased, due to increased sales volume and selling prices in North America, which, on a combined basis, increased sales by four percent in the three-month period ended March 31, 2012 from the comparable period of 2011. In local currencies, net sales of International operations increased sales in this segment by two percent in the three-month period ended March 31, 2012 from the comparable period of 2011. Such increases in International sales were due to increased sales volume and selling prices. A stronger U.S. dollar decreased sales by two percent in the first quarter of 2012 compared to 2011.

Net sales of Installation and Other Services increased for the three-month period ended March 31, 2012, primarily due to a higher level of activity in the new home construction market, as well as increases in retrofit and commercial sales. Such increases were partially offset by a less favorable mix related to increased multi-family construction.

Net sales of Decorative Architectural Products increased for the three-month period ended March 31, 2012, due to increased sales volume and increased selling prices of paints and stains and builders’ hardware.

Net sales of Other Specialty Products decreased for the three-month period ended March 31, 2012, compared with the same period in 2011, primarily due to lower sales volume of North American windows resulting from the exit of certain markets.

OPERATING MARGINS

Our gross profit margins were 25.9 percent for the three-month period ended March 31, 2012 compared with 24.2 percent for the comparable periods of 2011. Selling, general and administrative expenses decreased to 20.4 percent of sales in the first quarter of 2012 from 22.8 percent of sales in the first quarter of 2011; the decrease is principally due to lower compensation costs and promotional expenses. Results for the three-month period ended March 31, 2012 were positively affected by increased sales volume and a more favorable relationship between selling prices and commodity costs, as well as lower business rationalization costs.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. The majority of such activities related to the Cabinets and Related Products and the Installation and Other Services segments, and were completed in 2011. Operating profit for the three-month period ended March 31, 2012 includes $12 million of costs and charges related to our business rationalizations and other initiatives. For the three-month period ended March 31, 2011, we incurred costs and charges of $32 million related to these initiatives.

We anticipate that full-year 2012 rationalization charges, for the entire Company, will aggregate approximately $20 million. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.

Operating margins in the Cabinets and Related Products segment for the three-month period ended March 31, 2012 reflect decreased business rationalization expenses and the benefits associated with business rationalization activities and other cost savings initiatives.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating margins in the Plumbing Products segment for the three-month period ended March 31, 2012 were positively impacted by a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives, which offset the negative affect of a less favorable product mix related to international sales growth.

Operating margins in the Installation and Other Services segment were positively impacted by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month period ended March 31, 2012 reflect increased materials costs as well as increased expenses related to growth initiatives. Such increases offset the benefits of increased selling prices and increased sales volume.

Operating margins in the Other Specialty Products segment for the three-month period ended March 31, 2012 reflect the benefits associated with business rationalization activities and other cost savings initiatives, which more than offset lower sales volume of North American windows.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2012 increased $1 million from the comparable period of 2011.

Other items, net, for the three-month period ended March 31, 2012 included $(1) million of currency transaction losses. Other items, net, for the three-month period ended March 31, 2011 included $2 million of currency transaction gains.

Other, net, for the three-month period ended March 31, 2012 included gains of $16 million related to distributions from private equity funds. Other, net, for the three-month period ended March 31, 2011 included gains of $17 million related to the sale of TriMas common stock ($14 million) and distributions from private equity funds ($3 million).

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS – Attributable to Masco Corporation

Income (loss) for the three-month period ended March 31, 2012 was $38 million compared with $(41) million for the comparable period of 2011. Diluted earnings (loss) per common share for the three-month period ended March 31, 2012 was $.11 per common share compared with $(.12) per common share for the comparable period of 2011.

In the first quarter of 2012, we incurred income tax expense of $4 million on pre-tax income from continuing operations of $53 million. The income tax expense includes a $21 million state income tax benefit resulting from the decrease in the liability for uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain tax audit closings.

In the first quarter of 2011, we incurred income tax expense of $13 million on pre-tax loss from continuing operations of $(16) million, primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER FINANCIAL INFORMATION

Our current ratio was 1.6 to 1 and 1.5 to 1, respectively, at March 31, 2012 and December 31, 2011.

For the three months ended March 31, 2012, cash of $167 million was used for operating activities. First quarter 2012 cash from operations was affected by an expected and annually recurring first quarter increase in accounts receivable and inventories compared with December 2011.

Net cash provided by financing activities was $290 million, primarily due to the issuance of Notes of $396 million, net of issuance costs. Financing activities include $46 million for the repurchase of debt, $26 million for the payment of cash dividends, $25 million for the settlement of interest rate swaps and $8 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2012. Net cash used for investing activities was $2 million and included $24 million for capital expenditures and net proceeds from financial investments of $22 million.

On March 5, 2012, we issued $400 million of 5.95% Notes due March 15, 2022 (“Notes”). The Notes are senior indebtedness and are redeemable at our option. In January 2012, we repurchased $46 million of 5.875% Notes due July 2012 in open-market transactions; we paid a premium of $1 million for the repurchase. The issuance of the Notes and the repurchase of debt were done in anticipation of the retirement of $745 million of 5.875% Notes due July 2012.

Our cash and cash investments were $1.8 billion and $1.7 billion at March 31, 2012 and December 31, 2011, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.

Of the $1.8 billion and the $1.7 billion of cash and cash investments held at March 31, 2012 and December 31, 2011, respectively, $548 million and $551 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

We were in compliance with all covenants and had no borrowings under our credit agreement at March 31, 2012.

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

OUTLOOK FOR THE COMPANY

We continue to be cautiously optimistic about the economic trends in 2012. We believe the major restructuring activities in our Installation and Other Services segment and in our North American cabinet operations have been completed.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, shifts in consumer preferences and purchasing practices, and our ability to achieve cost savings through business rationalizations and other initiatives. These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

During the first quarter of 2012, we deployed a new Enterprise Resource Planning (“ERP”) system at Tvilum Group, one of the Company’s larger European business units. As a result, financial and operating transactions now utilize the functionality provided by the new ERP system. This new system represents a process improvement initiative and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MASCO CORPORATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

1/1/12-1/31/12	—	$—	—	25,023,900

2/1/12-2/29/12	300,000	$11.93	300,000	24,723,900

3/1/12-3/31/12	375,110	$11.87	375,110	24,348,790

Total for the quarter	675,110	$11.90	675,110

(a)	In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II. OTHER INFORMATION (continued)

Item 6.	Exhibits

4b	-	Resolutions establishing the 5.95% Notes Due 2022 and the form of Global Note

4c	-	Amendment No. 2 dated as of February 13, 2012 to the Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A.

10b	-	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program

10c	-	Form of letter agreement dated March 26, 2012 amending the Masco Corporation Supplemental Executive Retirement and Disability Plan

10h	-	Amendment to Masco Corporation Retirement Benefit Restoration Plan effective February 6, 2012

10k	-	Consulting Agreement dated April 3, 2012 between William T. Anderson and Masco Corporation

12	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

MASCO CORPORATION

PART II. OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs

Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer

May 2, 2012

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 4b	Resolutions establishing the 5.95% Notes Due 2022 and the form of Global Note

Exhibit 4c	Amendment No. 2 dated as of February 13, 2012 to the Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A.

Exhibit 10b	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program

Exhibit 10c	Form of letter agreement dated March 26, 2012 amending the Masco Corporation Supplemental Executive Retirement and Disability Plan

Exhibit 10h	Amendment to Masco Corporation Retirement Benefit Restoration Plan effective February 6, 2012

Exhibit 10k	Consulting Agreement dated April 3, 2012 between William T. Anderson and Masco Corporation

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File