Form 10-Q
period 2012-06-30
MASCO CORP /DE/
filed 2012-07-31
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 26, 2012
Common stock, par value $1.00 per share	357,100,000

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2012 and December 31, 2011

(In Millions, Except Share Data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash investments	$1,853	$1,656
Receivables	1,206	914
Prepaid expenses and other	68	70
Assets held for sale	19	20
Inventories:
Finished goods	461	390
Raw material	288	280
Work in process	95	99

	844	769

Total current assets	3,990	3,429
Property and equipment, net	1,489	1,567
Goodwill	1,885	1,891
Other intangible assets, net	194	196
Other assets	196	209
Assets held for sale	5	5

Total assets	$7,759	$7,297

LIABILITIES
Current liabilities:
Notes payable	$751	$803
Accounts payable	941	770
Accrued liabilities	850	782
Liabilities held for sale	9	8

Total current liabilities	2,551	2,363
Long-term debt	3,622	3,222
Deferred income taxes and other	967	970

Total liabilities	7,140	6,555

Commitments and contingencies
EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; issued and outstanding: 2012 – 348,600,000; 2011 – 347,900,000	348	348
Preferred shares authorized: 1,000,000; issued and outstanding: 2012 – None; 2011 – None	—	—
Paid-in capital	50	65
(Accumulated deficit) retained earnings	(30)	38
Accumulated other comprehensive income	61	76

Total Masco Corporation’s shareholders’ equity	429	527
Noncontrolling interest	190	215

Total equity	619	742

Total liabilities and equity	$7,759	$7,297

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$2,004	$1,998	$3,879	$3,751
Cost of sales	1,479	1,466	2,869	2,794

Gross profit	525	532	1,010	957
Selling, general and administrative expenses	403	431	788	830
Charge for litigation settlements, net	75	5	73	5

Operating profit	47	96	149	122

Other income (expense), net:
Interest expense	(68)	(64)	(132)	(127)
Other, net	2	32	17	53

	(66)	(32)	(115)	(74)

(Loss) income from continuing operations before income taxes	(19)	64	34	48
Income taxes	30	38	34	51

(Loss) income from continuing operations	(49)	26	—	(3)
Loss from discontinued operations	(18)	(6)	(23)	(11)

Net (loss) income	(67)	20	(23)	(14)
Less: Net income attributable to noncontrolling interest	8	12	19	24

Net (loss) income attributable to Masco Corporation	$(75)	$8	$(42)	$(38)

Income (loss) per common share attributable to Masco Corporation:
Basic:
(Loss) income from continuing operations	$(.17)	$.04	$(.06)	$(.08)
Loss from discontinued operations	(.05)	(.02)	(.07)	(.03)

Net (loss) income	$(.22)	$.02	$(.12)	$(.11)

Diluted:
(Loss) income from continuing operations	$(.17)	$.04	$(.06)	$(.08)
Loss from discontinued operations	(.05)	(.02)	(.07)	(.03)

Net (loss) income	$(.22)	$.02	$(.12)	$(.11)

Amounts attributable to Masco Corporation:
(Loss) income from continuing operations	$(57)	$14	$(19)	$(27)
Loss from discontinued operations	(18)	(6)	(23)	(11)

Net (loss) income	$(75)	$8	$(42)	$(38)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(67)	$20	$(23)	$(14)

Other comprehensive income (loss),net of tax:
Cumulative translation adjustment	(57)	19	(27)	80
Unrealized loss on marketable securities	—	(25)	—	(38)
Unrecognized pension prior service cost and net loss, net	4	2	8	5

Other comprehensive (loss) income	(53)	(4)	(19)	47

Total comprehensive (loss) income	(120)	16	(42)	33

Less: Comprehensive (loss) income attributable to the noncontrolling interest	(3)	16	15	42

Comprehensive (loss) income attributable to Masco Corporation	$(117)	$—	$(57)	$(9)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

(In Millions)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$109	$123
Increase in receivables	(303)	(293)
Increase in inventories	(81)	(151)
Increase in accounts payable and accrued liabilities, net	271	290

Net cash for operating activities	(4)	(31)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Issuance of Notes, net of issuance costs	396	—
Cash dividends paid	(53)	(54)
Retirement of Notes	(46)	—
Dividend payment to noncontrolling interest	(40)	(18)
Payment for settlement of swaps	(25)	—
Purchase of Company common stock	(8)	(30)
Payment of debt	(1)	(2)
Credit Agreement costs	—	(1)

Net cash from (for) financing activities	223	(105)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(52)	(67)
Proceeds from disposition of:
Marketable securities	—	49
Other financial investments	30	15
Property and equipment	24	10
Purchases of other financial investments	(2)	(6)
Other, net	(15)	3

Net cash (for) from investing activities	(15)	4

Effect of exchange rate changes on cash and cash investments	(7)	28

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	197	(104)
At January 1	1,656	1,715

At June 30	$1,853	$1,611

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For The Six Months Ended June 30, 2012 and 2011

						(In Millions)
	Total	Common Shares ($1 par value)	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2011	$1,582	$349	$42	$720	$273	$198
Total comprehensive income (loss)	33			(38)	29	42
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(7)	(1)	(6)
Cash dividends declared	(54)			(54)
Dividend payment to noncontrolling interest	(18)					(18)
Stock-based compensation	31		31

Balance, June 30, 2011	$1,537	$348	$37	$628	$302	$222

Balance, January 1, 2012	742	348	65	38	76	215
Total comprehensive income (loss)	(42)			(42)	(15)	15
Shares issued	—	2	(2)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(53)		(27)	(26)
Dividend payment to noncontrolling interest	(40)					(40)
Stock-based compensation	28		28

Balance, June 30, 2012	$619	$348	$50	$(30)	$61	$190

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2012 and the results of operations for the three months and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2012 presentation in the condensed consolidated financial statements. The results of operations related to the 2011 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and six months ended June 30, 2012 and 2011. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. On January 1, 2012, the Company adopted new accounting guidance requiring more prominent presentation of other comprehensive income items in the Company’s consolidated financial statements. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

B.	Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales	$21	$24	$41	$43

Loss from discontinued operations	$(3)	$(6)	$(7)	$(11)
Loss on disposal of discontinued operations, net	(2)	—	(3)	—

Loss before income tax	(5)	(6)	(10)	(11)
Income taxes	13	—	13	—

Loss from discontinued operations,net	$(18)	$(6)	$(23)	$(11)

The unusual relationship between income taxes and loss before income tax in 2012 results primarily from the increase in the deferred tax liability associated with the abandonment of tax basis in indefinite-lived intangibles due to the disposition of certain discontinued operations. The unusual relationship between income taxes and loss before income tax in 2011 resulted primarily from certain losses providing no current tax benefit.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.	The changes in the carrying amount of goodwill for the six months ended June 30, 2012, by segment, were as follows, in millions:

	Gross Goodwill At June 30, 2012	Accumulated Impairment Losses	Net Goodwill At June 30, 2012
Cabinets and Related Products	$589	$(408)	$181
Plumbing Products	535	(340)	195
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	980	(734)	246

Total	$4,204	$(2,319)	$1,885

	Gross Goodwill At Dec. 31, 2011	Accumulated Impairment Losses	Net Goodwill At Dec. 31, 2011	Other (A)	Net Goodwill At June 30, 2012
Cabinets and Related Products	$589	$(408)	$181	$—	$181
Plumbing Products	541	(340)	201	(6)	195
Installation and Other Services	1,806	(762)	1,044	—	1,044
Decorative Architectural Products	294	(75)	219	—	219
Other Specialty Products	980	(734)	246	—	246

Total	$4,210	$(2,319)	$1,891	$(6)	$1,885

(A)	Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $174 million at both June 30, 2012 and December 31, 2011, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $20 million (net of accumulated amortization of $54 million) at June 30, 2012 and $22 million (net of accumulated amortization of $54 million) at December 31, 2011, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.	Depreciation and amortization expense was $104 million and $137 million, including accelerated depreciation (relating to business rationalization initiatives) of $9 million and $26 million for the six months ended June 30, 2012 and 2011, respectively.

E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2012	2011
Auction rate securities	$22	$22

Total recurring investments	22	22

Private equity funds	74	86
Other investments	4	4

Total non-recurring investments	78	90

Total	$100	$112

The Company’s investments in available-for-sale securities at June 30, 2012 and December 31, 2011 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
June 30, 2012	$19	$3	$—	$22
December 31, 2011	$19	$3	$—	$22

Recurring Fair Value Measurements. Financial investments measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	June 30, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	—	—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
	Dec. 31, 2011	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

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

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the six months ended June 30, 2012 and the year ended December 31, 2011, in millions:

	June 30, 2012 Auction Rate Securities	December 31, 2011 Auction Rate Securities
Fair value at beginning of period	$22	$22
Total losses included in earnings	—	—
Unrealized (losses)	—	—
Purchases	—	—
Settlements	—	—
Transfer from Level 3 to Level 2	—	—

Fair value at period end	$22	$22

Non-Recurring Fair Value Measurements. During the period ended June 30, 2011, the Company did not measure any financial investments on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds. Financial investments measured at fair value on a non-recurring basis during the period June 30, 2012 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	June30, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Total Inputs (Level 3)	Gains (Losses)
Private equity funds	$2	—	—	$2	$(2)

Total	$2	$—	$—	$2	$(2)

The remaining private equity investments at June 30, 2012, with an aggregate carrying value of $72 million, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

The Company did not have any transfers between Level 1 and Level 2 financial assets in the second quarter or in the first six months of 2012 or 2011.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E – concluded:

Realized Gains (Losses). Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Realized gains – distributions from private equity funds	$2	$6	$18	$9
Realized gains—sale of TriMas Corporation common stock	—	27	—	41

Total income from financial investments	$2	$33	$18	$50

Impairment charges – private equity funds	$(2)	$—	$(2)	$—

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at June 30, 2012 was approximately $4.6 billion, compared with the aggregate carrying value of $4.4 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2011 was approximately $4.0 billion, compared with the aggregate carrying value of $4.0 billion.

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

Interest Rate Swap Agreements. In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million was recognized in the Company’s consolidated statement of income in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At June 30, 2012, the balance remaining was $23 million.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – continued:

For both the six months ended June 30, 2012 and 2011, the Company recognized a net decrease in interest expense of $5 million (including additional expense of approximately $500,000 related to the cash flow hedge terminated in March 2012) related to the amortization of gains resulting from the terminations (in 2012, 2008 and 2004) of the interest rate swap agreements.

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

The pre-tax gain (loss) included in the Company’s consolidated statements of income is as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign Currency Contracts
Exchange Contracts	$9	$1	$4	$(7)
Forward Contracts	—	(1)	(1)	1
Metal Contracts	(6)	(1)	1	(1)

Total gain (loss)	$3	$(1)	$4	$(7)

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – concluded:

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At June 30, 2012
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$143
Current assets		$5	$—
Forward Contracts	67
Current assets		1	—
Current liabilities		—	1
Metal Contracts	50
Current assets		1	—
Current liabilities		—	4

Total		$7	$5

	At December 31, 2011
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$108
Current assets		$8	$—
Forward Contracts	76
Current assets		1	—
Current liabilities		1	2

Metal Contracts	67
Current assets		2	—
Current liabilities		—	4

Total		$12	$6

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G.	Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
Balance at January 1	$102	$107
Accruals for warranties issued during the period	17	28
Accruals related to pre-existing warranties	5	8
Settlements made (in cash or kind) during the period	(20)	(38)
Other, net	(3)	(3)

Balance at end of period	$101	$102

H.	On March 5, 2012, the Company issued $400 million of 5.95% Notes due March 15, 2022 (“Notes”). Including the interest rate swap amortization, the effective interest rate for the Notes is approximately 6.5%. The Notes are senior indebtedness and are redeemable at the Company’s option. In January 2012, the Company repurchased $46 million of 5.875% Notes due July 15, 2012 in open-market transactions; the Company paid a premium of $1 million for the repurchase.

Based on the limitations of the debt to total capitalization covenant in the Company’s credit agreement with a bank group (the “Credit Agreement”), at June 30, 2012, the Company had additional borrowing capacity, subject to availability, of up to $561 million. Additionally, at June 30, 2012, the Company could absorb a reduction to shareholders’ equity of approximately $302 million and remain in compliance with the debt to total capitalization covenant.

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at June 30, 2012.

Subsequent Event. On July 16, 2012, the Company retired all of the $745 million of 5.875% Notes on the scheduled retirement date. After the retirement of the Notes, the Company had additional borrowing capacity, subject to availability, of approximately $900 million and the Company could absorb a reduction to shareholders’ equity of approximately $487 million.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At June 30, 2012, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Long-term stock awards	$11	$9	$19	$19
Stock options	4	6	9	11
Phantom stock awards and stock appreciation rights	1	(1)	6	2

Total	$16	$14	$34	$32

Income tax benefit (before valuation allowance)	$6	$5	$13	$12

Long-Term Stock Awards. Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 761,720 shares of long-term stock awards in the six months ended June 30, 2012.

The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2012	2011
Unvested stock award shares at January 1	10	10
Weighted average grant date fair value	$17	$19

Stock award shares granted	1	2
Weighted average grant date fair value	$12	$13

Stock award shares vested	2	1
Weighted average grant date fair value	$17	$19

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$18

Unvested stock award shares at June 30	9	11
Weighted average grant date fair value	$16	$17

At June 30, 2012 and 2011, there was $92 million and $134 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years and five years, respectively.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2012 and 2011 was $23 million at both dates.

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

The Company granted 1,050,750 of stock option shares in the six months ended June 30, 2012 with a grant date exercise price approximating $12 per share. In the first six months of 2012, 2,641,980 stock option shares were forfeited (including options that expired unexercised).

The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2012	2011
Option shares outstanding, January 1	36	37
Weighted average exercise price	$21	$21

Option shares granted, including restoration options	1	2
Weighted average exercise price	$12	$13

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$1 million	$1 million
Weighted average exercise price	$9	$8

Option shares forfeited	3	2
Weighted average exercise price	$19	$22

Option shares outstanding, June 30	34	37
Weighted average exercise price	$21	$21
Weighted average remaining option term (in years)	5	6

Option shares vested and expected to vest, June 30	34	37
Weighted average exercise price	$21	$21
Aggregate intrinsic value (A)	$29 million	$20 million
Weighted average remaining option term (in years)	5	6

Option shares exercisable (vested), June 30	26	24
Weighted average exercise price	$24	$24
Aggregate intrinsic value (A)	$15 million	$8 million
Weighted average remaining option term (in years)	4	5

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At June 30, 2012 and 2011, there was $24 million and $45 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of three years in both 2012 and 2011.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	June 30,
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

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$—	$—
Interest cost	10	1	11	2
Expected return on plan assets	(9)	—	(8)	—
Amortization of net loss	4	1	3	—

Net periodic pension cost	$6	$2	6	2

	Six Months Ended June 30,
	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$1	$—
Interest cost	20	3	22	4
Expected return on plan assets	(17)	—	(16)	—
Amortization of net loss	7	1	5	—

Net periodic pension cost	$13	$4	$12	$4

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

K.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$312	$330	$(12)	$(27)	$609	$637	$(35)	$(77)
Plumbing Products	738	761	70	95	1,480	1,471	167	179
Installation and Other Services	296	270	(9)	(21)	574	505	(23)	(56)
Decorative Architectural Products	517	492	95	90	951	867	168	159
Other Specialty Products	141	145	6	—	265	271	1	(10)

Total	$2,004	$1,998	$150	$137	$3,879	$3,751	$278	$195

The Company’s operations by geographic area were:
North America	$1,587	$1,539	$125	$92	$3,018	$2,853	$213	$108
International, principally Europe	417	459	25	45	861	898	65	87

Total	$2,004	$1,998	150	137	$3,879	$3,751	278	195

General corporate expense, net			(33)	(36)			(61)	(68)
Gain from sale of fixed assets (B)			5	—			5	—
(Charge) income for litigation settlements, net (B)			(75)	(5)			(73)	(5)

Operating profit			47	96			149	122
Other income (expense), net			(66)	(32)			(115)	(74)

(Loss) income before income taxes			$(19)	$64			$34	$48

(A)	Inter-segment sales were not material.
(B)	In 2012, gain on sale of fixed assets and in 2011, (charge) income for litigation settlements, net relates to a business unit in the Other Specialty Products segment. For the three months and six months ended June 30, 2012, the charge for litigation settlements, net includes $75 million related to a business unit in the Installation and Other Services segment.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income from cash and cash investments	$2	$1	$4	$3
Income from financial investments (Note E)	2	33	18	50
Impairment of financial investments (Note E)	(2)	—	(2)	—
Other items, net	—	(2)	(3)	—

Total other net	$2	$32	$17	$53

Other items, net, included $— million and $1 million of currency losses for the three months and six months ended June 30, 2012, respectively. Other items, net, included $3 million and $1 million of currency losses for the three months and six months ended June 30, 2011, respectively.

M.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator (basic and diluted):
(Loss) income from continuing operations	$(57)	$14	$(19)	$(27)
Allocation to unvested restricted stock awards	(1)	(1)	(1)	(2)

(Loss) income from continuing operations attributable to common shareholders	(58)	13	(20)	(29)

Loss from discontinued operations	(18)	(6)	(23)	(11)

Net (loss) income available to Common shareholders	$(76)	$7	$(43)	$(40)

Denominator:
Basic common shares (based upon weighted average)	349	348	349	348
Add:
Contingent common shares	—	—	—	—
Stock option dilution	—	1	—	—

Diluted common shares	349	349	349	348

For the three months and six months ended June 30, 2012 and 2011, the Company allocated dividends to the unvested restricted stock awards (participating securities).

At June 30, 2011, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Zero Coupon Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at June 30, 2011 did not exceed the equivalent accreted value of the Zero Coupon Notes.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note M – concluded:

Additionally, 34 million common shares for both the three months and six months ended June 30, 2012 and 36 million common shares and 37 million common shares, respectively, for the three months and six months ended June 30, 2011 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first six months of 2012, the Company granted 761,720 shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired 675,110 shares of Company common stock, for cash aggregating approximately $8 million. At June 30, 2012, the Company had 24 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.15 ($.15), respectively for the three months and six months ended June 30, 2012 and $.075 ($.075) and $.15 ($.15), respectively, for the three months and six months ended June 30, 2011.

N.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit was brought against the Company and a number of its insulation installation companies alleging that certain of their practices violated provisions of the federal antitrust laws during the period 1999 through 2004. The case was filed in October 2004 in the United States District Court for the Northern District of Georgia by Columbus Drywall & Insulation, Inc., Leo Jones Insulation, Inc., Southland Insulators, Inc., Southland Insulators of Maryland, Inc. d/b/a Devere Insulation, Southland Insulators of Delaware LLC d/b/a Delmarva Insulation, and Whitson Insulation Company of Grand Rapids, Inc. against the Company, its subsidiaries Masco Contractors Services Group Corp., Masco Contractor Services Central, Inc. (“MCS Central”) and Masco Contractor Services East, Inc., and several insulation manufacturers (the “Columbus Drywall case”). In February 2009, the court certified a class of 377 insulation contractors. A trial date in this case had been scheduled in July 2012. The parties in this case reached a settlement in principle in July 2012, in which the Company and its insulation installation companies named in the suit agreed to pay $75 million in return for dismissal with prejudice and full release of all claims, which was recorded by the Company’s the second quarter of 2012. The Company and its insulation installation companies continue to deny that the challenged conduct was unlawful and admit no wrongdoing as part of the settlement. A settlement was reached to eliminate the considerable expense and uncertainty of this suit. The settlement is subject to court approval.

Another suit was filed in March 2003 in the United States District Court for the Northern District of Georgia by Wilson Insulation Company, Wilson Insulation of Augusta, Inc. and The Wilson Insulation Group, Inc. (“Wilson”) against the Company, Masco Contractor Services, Inc., and MCS Central that alleged anticompetitive conduct (the “Wilson Case”). Wilson (who is an individual contractor) alleges that certain practices of the Company and its named insulation installation companies relating to the installation of insulation during the early 2000s in Atlanta and Augusta, Georgia violated the federal antitrust and/or state laws. The Wilson case has been removed from the court’s active docket. In March 2007, Albert Von Der Werth and Valerie Good filed suit in the United States District Court for the Northern District of California against the Company, its subsidiary Masco Contractor Services, and several insulation manufacturers seeking class action status and alleging anticompetitive conduct (the “Von Der Werth case”). In the Von Der Werth case, plaintiffs allege that the alleged conspiracy in the Columbus Drywall case indirectly resulted in an increase in the retail price of fiberglass insulation they purchased from retailers from 1999 to 2004. The Von Der Werth case was subsequently transferred to the United States District Court for the Northern District of Georgia and was administratively stayed by the court in February 2010. An additional suit, which was filed in September 2005 and alleged anticompetitive conduct, was dismissed with prejudice in December 2006.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Note N – concluded:

The Company will vigorously defend the Wilson and Von Der Werth cases when they are re-opened by the court. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which is the subject of the Wilson and Von Der Werth lawsuits, has not violated any antitrust laws. The Company is unable at this time to reliably estimate any potential liability which might occur from an adverse judgment in either lawsuit. There cannot be any assurance that the Company will ultimately prevail in these lawsuits, or, if unsuccessful, that the ultimate liability would not be material.

O.	In the second quarter of 2012, the Company incurred income tax expense of $30 million on a pre-tax loss from continuing operations of $19 million and for the first half of 2012 the effective tax rate was 100 percent. The unusual 2012 tax rate is primarily due to losses in certain jurisdictions providing no tax benefit, including the charge for the settlement of the Columbus Drywall case, and an increase in the valuation allowance related to net operating losses. The effective tax rate for the first half of 2012 includes a $21 million state income tax benefit resulting from the decrease in the liability for uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain audit closings.

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

SECOND QUARTER 2012 AND THE FIRST SIX MONTHS 2012 VERSUS

SECOND QUARTER 2011 AND THE FIRST SIX MONTHS 2011

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent (Decrease) Increase
	2012	2011	2012 vs. 2011
Net Sales:
Cabinets and Related Products	$312	$330	(5%)
Plumbing Products	738	761	(3%)
Installation and Other Services	296	270	10%
Decorative Architectural Products	517	492	5%
Other Specialty Products	141	145	(3%)

Total	$2,004	$1,998	— %

North America	$1,587	$1,539	3%
International, principally Europe	417	459	(9%)

Total	$2,004	$1,998	— %

	Six Months Ended June 30,
	2012	2011
Net Sales:
Cabinets and Related Products	$609	$637	(4%)
Plumbing Products	1,480	1,471	1%
Installation and Other Services	574	505	14%
Decorative Architectural Products	951	867	10%
Other Specialty Products	265	271	(2%)

Total	$3,879	$3,751	3%

North America	$3,018	$2,853	6%
International, principally Europe	861	898	(4%)

Total	$3,879	$3,751	3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(3.8%)	(8.2%)	(5.7%)	(12.1%)
Plumbing Products	9.5%	12.5%	11.3%	12.2%
Installation and Other Services	(3.0%)	(7.8%)	(4.0%)	(11.1%)
Decorative Architectural Products	18.4%	18.3%	17.7%	18.3%
Other Specialty Products	4.3%	—%	.4%	(3.7%)
North America	7.9%	6.0%	7.1%	3.8%
International, principally Europe	6.0%	9.8%	7.5%	9.7%
Total	7.5%	6.9%	7.2%	5.2%
Total operating profit margin, as reported	2.3%	4.8%	3.8%	3.3%

(A)	Before general corporate expense, net, gain from sale of fixed assets, and (charge) income for litigation settlements, net; see Note K to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NET SALES

Net sales were flat and increased three percent for the three-month and six-month periods ended June 30, 2012, respectively, from the comparable periods of 2011. Excluding the negative effect of currency translation and the sales related to the acquisition of a small hot tub manufacturer, net sales increased two percent and five percent for the three-month and six-month periods ended June 30, 2012, respectively, compared to 2011. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales, as reported	$2,004	$1,998	$3,879	$3,751
Acquisitions	(4)	—	(6)	—

Net sales, excluding acquisitions	2,000	1,998	3,873	3,751
Currency translation	45	—	63	—

Net sales, excluding acquisitions and the effect of currency translation	$2,045	$1,998	$3,936	$3,751

North American net sales were positively impacted by increased sales volume of installation and other services, plumbing products and builders’ hardware, which, in the aggregate, increased sales by three percent and four percent for the three-month and six-month periods ended June 30, 2012, respectively, from the comparable periods of 2011. Net sales in both periods were also positively affected by selling price increases, which increased sales by two percent and three percent for the three-month and six-month periods ended June 30, 2012, respectively, from the comparable periods of 2011. Such increases were partially offset by lower sales volume of cabinets and paints and stains for the three-month period ended June 30, 2012 and lower sales volume of cabinets, including the exit of certain product lines for the three-month period ended June 30, 2012.

A stronger U.S. dollar decreased International net sales by nine percent and seven percent in the three-month and six-month periods ended June 30, 2012, respectively, compared to the same periods of 2011. In local currencies, net sales from International operations were flat and increased three percent for the three-month and six-month periods ended June 30, 2012, respectively, primarily due to increased selling prices of International plumbing products, cabinets and windows.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of Cabinets and Related Products decreased due to lower sales volume of both North American and International cabinets, which reduced sales in this segment by six percent and two percent in the three-month and six-month periods ended June 30, 2012, respectively, from the comparable periods of 2011. Compared to the same period of 2011, net sales in this segment were also negatively affected by the planned exit of ready-to-assemble and other non-core in-stock assembled cabinet product lines (completed in the second quarter of 2011), which decreased net sales in this segment by two percent in the six-month period ended June 30, 2012 from the comparable period of 2011. A stronger U.S. dollar decreased sales by two percent in both the three-month and six-month periods ended June 30, 2012, compared to 2011. Such declines were partially offset by selling price increases.

Net sales of Plumbing Products increased due to increased sales volume in North America and increased selling prices primarily related to International operations, which, on a combined basis, increased sales by four percent and nine percent, respectively, for the three-month and six-month periods ended June 30, 2012, from the comparable periods of 2011. Net sales in this segment decreased due to lower sales volume of International operations, which decreased sales by three percent and one percent, respectively, for the three-month and six-month periods ended June 30, 2012, from the comparable periods of 2011. A stronger U.S. dollar decreased sales by five percent and three percent in the three-month and six-month periods ended June 30, 2012, respectively, compared to 2011.

Net sales of Installation and Other Services increased for the three-month and six-month periods ended June 30, 2012, primarily due to increased sales volume related to a higher level of activity in the new home construction market, as well as increased sales volume of retrofit and commercial sales.

Net sales of Decorative Architectural Products increased for the three-month and six-month periods ended June 30, 2012, due to increased selling prices of paints and stains and builders’ hardware and increased sales volume of builders’ hardware.

Net sales of Other Specialty Products decreased for the three-month and six-month periods ended June 30, 2012, compared with the same period in 2011, due to lower sales volume of North American windows resulting from the exit of certain markets, which more than offset increased sales volume of windows in Western markets in the U.S. and increased selling prices. A stronger U.S. dollar decreased sales by one percent in both the three-month and six-month periods ended June 30, 2012 compared to 2011.

OPERATING MARGINS

Our gross profit margins were 26.2 percent and 26.0 percent for the three-month and six-month periods ended June 30, 2012, respectively, compared with 26.6 percent and 25.5 percent, respectively, for the comparable periods of 2011. Selling, general and administrative expenses, as a percentage of sales, were 20.1 percent and 20.3 percent, respectively, for the three-month and six-month periods ended June 30, 2012, compared to 21.6 percent and 22.1 percent, respectively, for the comparable periods of 2011.

Gross profit margins and selling, general and administrative expenses for both the second quarter and six months ended June 30, 2012 were positively affected by increased sales volume and lower business rationalization costs. Gross profit for the six-month period ended June 30, 2012 was also positively affected by a more favorable relationship between selling prices and commodity costs. The further decrease in selling, general and administrative expenses is principally due to lower advertising and growth initiative expenses.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. The majority of such activities related to the Cabinets and Related Products and the Installation and Other Services segments, and were completed in 2011. Operating profit for the three-month and six-month periods ended June 30, 2012 includes $7 million and $19 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2011, we incurred costs and charges of $15 million and $47 million, respectively, related to these initiatives.

We anticipate that full-year 2012 rationalization charges for the entire Company will aggregate approximately $30 million. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.

Operating margins in the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2012 reflect decreased business rationalization expenses and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2012 were negatively impacted by lower international sales volume and a less favorable product mix related to international sales growth. Such declines more than offset increased North American sales volume, a more favorable relationship between selling prices and commodity costs (including the negative impact of the metal hedge contracts) and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in the Installation and Other Services segment were positively impacted by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2012 reflect an unfavorable relationship between selling prices and material costs. This segment was favorably affected by lower advertising expenses due to the timing of such expenses in 2012 compared to 2011.

Operating margins in the Other Specialty Products segment for the three-month and six-month periods ended June 30, 2012 reflect the benefits associated with business rationalizations and other cost savings initiatives as well as a more favorable relationship between selling prices and commodity costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2012 increased $5 million and $6 million, respectively, from the comparable periods of 2011 primarily due to the issuance of $400 million of notes in the first quarter of 2012.

Other items, net, for the three-month and six-month periods ended June 30, 2012 included $— million and $1 million, respectively, of currency transaction losses. Other items, net, for the three-month and six-month periods ended June 30, 2011 included $3 million and $1 million, respectively, of currency transaction losses.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other, net, for the three-month and six-month periods ended June 30, 2012 included gains of $2 million and $18 million, respectively, related to distributions from private equity funds. Other, net for the three-month and six-month periods ended June 30, 2012 included impairment of $2 million related to a private equity fund. Other, net, for the three-month and six-month periods ended June 30, 2011 included gains of $33 million and $50 million, respectively, related to the sale of TriMas common stock ($27 million and $41 million, respectively) and distributions from private equity funds ($6 million and $9 million, respectively).

(LOSS) INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS – Attributable to

Masco Corporation

(Loss) income for the three-month and six-month periods ended June 30, 2012 was $(57) million and $(19) million compared with $14 million and $(27) million for the comparable periods of 2011. Diluted (loss) earnings per common share for the three-month and six-month periods ended June 30, 2012 was $(.17) per common share and $(.06) per common share, respectively, compared with $.04 per common share and $(.08) per common share, respectively, for the comparable periods of 2011. (Loss) income for both the three-month and six-month periods ended June 30, 2012 included a charge for litigation settlement of $75 million.

In the second quarter of 2012, we incurred income tax expense of $30 million on a pre-tax loss from continuing operations of $19 million and for the first half of 2012 the effective tax rate was 100 percent. The 2012 tax rate is higher than our normalized tax rate of 36 percent primarily due to losses in certain jurisdictions providing no tax benefit, including the charge for the settlement of the Columbus Drywall case, and an increase in the valuation allowance related to net operating losses. The effective tax rate for the first half of 2012 includes a $21 million state income tax benefit resulting from the decrease in the liability for uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain audit closings.

The effective tax rate was 59 percent and 106 percent for the three-month and six-month periods ending June 30, 2011, respectively. The tax rate in 2011 was higher than our normalized tax rate of 36 percent primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.6 to 1 and 1.5 to 1, respectively, at June 30, 2012 and December 31, 2011.

For the six months ended June 30, 2012, cash of $4 million was used for operating activities. First half 2012 cash from operations was affected by an expected and annually recurring seasonal first half increase in accounts receivable and inventories compared with December 31, 2011.

Net cash provided by financing activities was $223 million, primarily due to the issuance of Notes of $396 million, net of issuance costs. Financing activities include $46 million for the repurchase of debt, $53 million for the payment of cash dividends, $25 million for the settlement of interest rate swaps and $8 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2012. Net cash used for investing activities was $15 million and included $52 million for capital expenditures and net proceeds from financial investments of $28 million and net proceeds from the sale of fixed assets of $24 million.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 5, 2012, we issued $400 million of 5.95% Notes due March 15, 2022 (“Notes”). The Notes are senior indebtedness and are redeemable at our option. In January 2012, we repurchased $46 million of 5.875% Notes due July 2012 in open-market transactions; we paid a premium of $1 million for the repurchase. The issuance of the Notes and the repurchase of debt were done in anticipation of the retirement of $745 million of 5.875% Notes due July 2012. We repurchased the 5.875% Notes on July 16, 2012.

Our cash and cash investments were $1.9 billion and $1.7 billion at June 30, 2012 and December 31, 2011, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.

Of the $1.9 billion and the $1.7 billion of cash and cash investments held at June 30, 2012 and December 31, 2011, respectively, $454 million and $551 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

We were in compliance with all covenants and had no borrowings under our credit agreement at June 30, 2012.

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

OUTLOOK FOR THE COMPANY

We expect the second half of 2012 to be less robust than previously anticipated. We believe the major restructuring activities in our Installation and Other Services segment and in our North American cabinet operations have been completed.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, and our ability to achieve cost savings through business rationalizations and other initiatives. These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2012, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note N to our consolidated financial statements included in Part 1, Item 1 of this Report and is incorporated herein by reference. There have been no material changes to the legal proceedings disclosed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

MASCO CORPORATION

PART II. OTHER INFORMATION (continued)

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

July 31, 2012

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