Form 10-Q/A
period 2012-06-30
MASCO CORP /DE/
filed 2012-08-01
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MASCO CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to Masco Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 31, 2012 (the “Filing Date”), is filed solely to revise our disclosure in Part II, Item 1, Legal Proceedings. No other changes to our Form 10-Q are made in this Amendment. This Amendment speaks as of the Filing Date, does not reflect events that may have occurred subsequent to the Filing Date, and, other than as set forth below, does not modify or update the disclosures made in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note N to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 6.	Exhibits

31a -	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b -	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32 -	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

MASCO CORPORATION

PART II. OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer

August 1, 2012

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

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

4