Form 10-Q
period 2012-09-30
MASCO CORP /DE/
filed 2012-10-31
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number: 1-5794

Masco Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

21001 Van Born Road, Taylor, Michigan	48180
(Address of Principal Executive Offices)	(Zip Code)

(313) 274-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 26, 2012
Common stock, par value $1.00 per share	357,100,000

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2012 and December 31, 2011

(In Millions, Except Share Data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash investments	$1,166	$1,656
Receivables	1,156	914
Prepaid expenses and other	83	70
Assets held for sale	20	20
Inventories:
Finished goods	449	390
Raw material	290	280
Work in process	91	99

	830	769

Total current assets	3,255	3,429

Property and equipment, net	1,484	1,567
Goodwill	1,891	1,891
Other intangible assets, net	193	196
Other assets	191	209
Assets held for sale	2	5

Total assets	$7,016	$7,297

LIABILITIES
Current liabilities:
Notes payable	$207	$803
Accounts payable	866	770
Accrued liabilities	884	782
Liabilities held for sale	10	8

Total current liabilities	1,967	2,363

Long-term debt	3,422	3,222
Deferred income taxes and other	953	970

Total liabilities	6,342	6,555

Commitments and contingencies
EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share
Authorized shares: 1,400,000,000; issued and outstanding: 2012 – 348,900,000; 2011 – 347,900,000	349	348
Preferred shares authorized: 1,000,000; issued and outstanding: 2012 – None; 2011 – None	—	—
Paid-in capital	34	65
Accumulated deficit retained earnings	(15)	38
Accumulated other comprehensive income	99	76

Total Masco Corporation’s shareholders’ equity	467	527
Noncontrolling interest	207	215

Total equity	674	742

Total liabilities and equity	$7,016	$7,297

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$1,976	$1,978	$5,855	$5,729
Cost of sales	1,476	1,483	4,345	4,277

Gross profit	500	495	1,510	1,452

Selling, general and administrative expenses	398	380	1,186	1,210
Charge for litigation settlements, net	1	1	74	6

Operating profit	101	114	250	236

Other income (expense), net:
Interest expense	(62)	(63)	(194)	(190)
Other, net	6	22	23	75

	(56)	(41)	(171)	(115)

Income from continuing operations before income taxes	45	73	79	121
Income taxes	14	4	48	55

Income from continuing operations	31	69	31	66
Loss from discontinued operations	(7)	(20)	(30)	(31)

Net income	24	49	1	35
Less: Net income attributable to noncontrolling interest	9	13	28	37

Net income (loss) attributable to Masco Corporation	$15	$36	$(27)	$(2)

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.06	$.16	$—	$.08
Loss from discontinued operations	(.02)	(.06)	(.08)	(.09)

Net income (loss)	$.04	$.10	$(.08)	$(.01)

Diluted:
Income from continuing operations	$.06	$.16	$—	$.08
Loss from discontinued operations	(.02)	(.06)	(.08)	(.09)

Net income (loss)	$.04	$.10	$(.08)	$(.01)

Amounts attributable to Masco Corporation:
Income from continuing operations	$22	$56	$3	$29
Loss from discontinued operations	(7)	(20)	(30)	(31)

Net income (loss)	$15	$36	$(27)	$(2)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$24	$49	$1	$35

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	42	(72)	15	8
Unrealized gain (loss) on interest rate swaps	1	(17)	1	(17)
Unrealized (loss) on marketable securities	—	—	—	(38)
Unrecognized pension prior service cost and net loss, net	3	3	11	8

Other comprehensive income (loss)	46	(86)	27	(39)

Total comprehensive income (loss)	70	(37)	28	(4)

Less: Comprehensive income (loss) attributable to the noncontrolling interest	17	(2)	32	40

Comprehensive income (loss) attributable to Masco Corporation	$53	$(35)	$(4)	$(44)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

(In Millions)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$191	$210
Increase in receivables	(245)	(245)
Increase in inventories	(58)	(118)
Increase in accounts payable and accrued liabilities, net	202	248

Net cash from operating activities	90	95

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Issuance of Notes, net of issuance costs	396	—
Cash dividends paid	(80)	(80)
Retirement of Notes	(791)	(58)
Dividend payment to noncontrolling interest	(40)	(18)
Payment for settlement of swaps	(25)	—
Purchase of Company common stock	(8)	(30)
Payment of debt	—	(3)
Credit Agreement costs	—	(1)

Net cash for financing activities	(548)	(190)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(80)	(106)
Proceeds from disposition of:
Marketable securities	—	49
Other financial investments	35	43
Businesses	1	—
Property and equipment	25	19
Purchases of other financial investments	(2)	(7)
Other, net	(21)	(7)

Net cash for investing activities	(42)	(9)

Effect of exchange rate changes on cash and cash investments	10	(1)

CASH AND CASH INVESTMENTS:
Decrease for the period	(490)	(105)
At January 1	1,656	1,715

At September 30	$1,166	$1,610

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For The Nine Months Ended September 30, 2012 and 2011

(In Millions)

	Total	Common Shares ($1 par value)	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2011	$1,582	$349	$42	$720	$273	$198
Total comprehensive income (loss)	(4)			(2)	(42)	40
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(80)			(80)
Dividend payment to noncontrolling interest	(18)					(18)
Stock-based compensation	45		45

Balance, September 30, 2011	$1,487	$348	$50	$638	$231	$220

Balance, January 1, 2012	742	348	65	38	76	215
Total comprehensive income (loss)	28			(27)	23	32
Shares issued	—	3	(3)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(80)		(54)	(26)
Dividend payment to noncontrolling interest	(40)					(40)
Stock-based compensation	40		40

Balance, September 30, 2012	$674	$349	$34	$(15)	$99	$207

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2012 and the results of operations for the three months and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2012 presentation in the condensed consolidated financial statements. The results of operations related to the 2011 discontinued operations have been separately stated in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2012 and 2011. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. On January 1, 2012, the Company adopted new accounting guidance requiring more prominent presentation of other comprehensive income items in the Company’s consolidated financial statements. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

B.	Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales	$23	$28	$64	$71

Operating loss from discontinued operations	$(3)	$(5)	$(10)	$(16)
Impairment of assets	(3)	(7)	(3)	(7)
Loss on disposal of discontinued operations, net	—	—	(3)	—

Loss before income tax	(6)	(12)	(16)	(23)
Income taxes	1	8	14	8

Loss from discontinued operations	$(7)	$(20)	$(30)	$(31)

The unusual relationship between income taxes and loss before income tax in 2012 results primarily from the increase in the deferred tax liability associated with the abandonment of tax basis in indefinite-lived intangibles due to the disposition of certain discontinued operations.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Sep. 30, 2012	Losses	Sep. 30, 2012
Cabinets and Related Products	$589	$(408)	$181
Plumbing Products	541	(340)	201
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	980	(734)	246

Total	$4,210	$(2,319)	$1,891

	Gross Goodwill	Accumulated	Net Goodwill		Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2011	Losses	Dec. 31, 2011	Other (A)	Sep. 30, 2012
Cabinets and Related Products	$589	$(408)	$181	$—	$181
Plumbing Products	541	(340)	201	—	201
Installation and Other Services	1,806	(762)	1,044	—	1,044
Decorative Architectural Products	294	(75)	219	—	219
Other Specialty Products	980	(734)	246	—	246

Total	$4,210	$(2,319)	$1,891	$—	$1,891

(A)	Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $174 million at both September 30, 2012 and December 31, 2011, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $19 million (net of accumulated amortization of $55 million) at September 30, 2012 and $22 million (net of accumulated amortization of $54 million) at December 31, 2011, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.	Depreciation and amortization expense was $154 million and $188 million, including accelerated depreciation (relating to business rationalization initiatives) of $12 million and $28 million, for the nine months ended September 30, 2012 and 2011, respectively.

E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2012	2011
Auction rate securities	$22	$22

Total recurring investments	22	22

Private equity funds	71	86
Other investments	4	4

Total non-recurring investments	75	90

Total	$97	$112

The Company’s investments in available-for-sale securities at September 30, 2012 and December 31, 2011 were as follows, in millions:

		Pre-tax
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
September 30, 2012	$19	$3	$—	$22
December 31, 2011	$19	$3	$—	$22

Recurring Fair Value Measurements. Financial investments measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	Sep. 30, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	—	—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
	Dec. 31, 2011	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	22	$—	$—	22

Total	$22	$—	$—	$22

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E – continued:

The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the nine months ended September 30, 2012 and the year ended December 31, 2011, in millions:

	September 30, 2012	December 31, 2011
	Auction Rate	Auction Rate
	Securities	Securities
Fair value at beginning of period	$22	$22
Total losses included in earnings	—	—
Unrealized (losses)	—	—
Purchases	—	—
Settlements	—	—
Transfer from Level 3 to Level 2	—	—

Fair value at period end	$22	$22

Non-Recurring Fair Value Measurements. Financial investments measured at fair value on a non-recurring basis during the nine-month period ended September 30, 2012 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Total
	Sep. 30,	Prices	Inputs	Inputs	Gains
	2012	(Level 1)	(Level 2)	(Level 3)	(Losses)
Private equity funds	$2	—	—	$2	$(2)

Total	$2	$—	$—	$2	$(2)

The remaining private equity investments at September 30, 2012, with an aggregate carrying value of $69 million, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

During the nine-month period ended September 30, 2011, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

The Company did not have any transfers between Level 1 and Level 2 financial assets in the third quarter or in the first nine months of 2012 or 2011.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E – concluded:

Realized Gains (Losses). Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized gains - distributions from private equity funds	$2	$19	$20	$28
Realized gains - sale of TriMas Corporation common stock	—	—	—	41

Total income from financial investments	$2	$19	$20	$69

Impairment charges - private equity funds	$—	$—	$(2)	$—

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon quoted market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at September 30, 2012 was approximately $3.9 billion, compared with the aggregate carrying value of $3.6 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2011 was approximately $4.0 billion, compared with the aggregate carrying value of $4.0 billion.

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

Interest Rate Swap Agreements. In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in the Company’s consolidated statement of income in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At September 30, 2012, the balance remaining was $22 million.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – continued:

The Company recognized a net decrease in interest expense of $4 million (including additional expense of $1 million related to the cash flow hedge terminated in March 2012) and $8 million, respectively, for the nine months ended September 30, 2012 and 2011. These decreases to interest expense are related to the amortization of net gains resulting from the terminations (in 2012, 2008 and 2004) of the interest rate swap agreements.

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

The pre-tax gain (loss) included in the Company’s consolidated statements of income is as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Foreign Currency Contracts
Exchange Contracts	$(4)	$8	$—	$1
Forward Contracts	(1)	2	(2)	3
Metal Contracts	2	(10)	3	(11)

Total gain (loss)	$(3)	$—	$1	$(7)

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – concluded:

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At September 30, 2012
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$168
Current assets		$1	$—
Current liabilities		1	(3)
Forward Contracts	84
Current liabilities		1	(1)

Metal Contracts	38
Current assets		1	(1)

Total		$4	$(5)

	At December 31, 2011
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$108
Current assets		$8	$—
Forward Contracts	76
Current assets		1	—
Current liabilities		1	2

Metal Contracts	67
Current assets		2	—
Current liabilities		—	4

Total		$12	$6

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G.	Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2012	December 31, 2011
Balance at January 1	$102	$107
Accruals for warranties issued during the period	28	28
Accruals related to pre-existing warranties	21	8
Settlements made (in cash or kind) during the period	(31)	(38)
Other, net	(4)	(3)

Balance at end of period	$116	$102

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note G – concluded:

At the time of sale, the Company accrues a warranty liability for the estimated cost to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company’s estimate of costs to service its warranty obligations is based upon the information available and includes a number of factors such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim along with product manufacturing metrics and industry and demographic trends. The Company’s warranty coverage varies by business unit and by product such as warranty period or length, types of coverage including limitations, and transfer restrictions should the original purchaser no longer own the home or product. The Company periodically studies these trends, which may include analyses provided by third party service providers, including home ownership demographics, as well as specific actions to be taken to improve product quality and minimize future warranty trends.

During the third quarter of 2012, a business in the Other Specialty Products segment recorded a $12 million increase in expected future warranty claims resulting from the completion of an analysis prepared by the Company based upon its periodic assessment of recent business unit specific operating trends including, among others, home ownership demographics, sales volumes, manufacturing quality, an analysis of recent warranty claim activity and an estimate of current costs to service anticipated claims.

Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the aforementioned factors. The Company believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates thereby requiring adjustments to previously established accruals.

H.	On March 5, 2012, the Company issued $400 million of 5.95% Notes due March 15, 2022 (“Notes”). Including the interest rate swap amortization, the effective interest rate for the Notes is approximately 6.5%, see Note F. The Notes are senior indebtedness and are redeemable at the Company’s option.

In January 2012, the Company repurchased $46 million of 5.875% Notes due July 16, 2012 in open-market transactions; the Company paid a premium of $1 million for the repurchase. On July 16, 2012, the Company retired all of its $745 million of 5.875% Notes on the scheduled retirement date.

Based on the limitations of the debt to total capitalization covenant in the Company’s credit agreement with a bank group (the “Credit Agreement”), at September 30, 2012, the Company had additional borrowing capacity, subject to availability, of up to $1 billion. Additionally, at September 30, 2012, the Company could absorb a reduction to shareholders’ equity of approximately $547 million and remain in compliance with the debt to total capitalization covenant.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note H – concluded:

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2009, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at September 30, 2012.

I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At September 30, 2012, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Long-term stock awards	$9	$9	$28	$28
Stock options	3	6	12	17
Phantom stock awards and stock appreciation rights	2	(5)	8	(3)

Total	$14	$10	$48	$42
Income tax benefit (36 percent tax rate – before valuation allowance)	$5	$4	$18	$16

Long-Term Stock Awards. Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 819,520 shares of long-term stock awards in the nine months ended September 30, 2012.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – continued:

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2012	2011
Unvested stock award shares at January 1	10	10
Weighted average grant date fair value	$17	$19

Stock award shares granted	1	2
Weighted average grant date fair value	$12	$13

Stock award shares vested	2	2
Weighted average grant date fair value	$18	$20

Stock award shares forfeited	1	—
Weighted average grant date fair value	$17	$18

Unvested stock award shares at September 30	8	10
Weighted average grant date fair value	$16	$17

At September 30, 2012 and 2011, there was $79 million and $122 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years and five years, respectively.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2012 and 2011 was $27 million and $28 million, respectively.

Stock Options. Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 1,080,750 of stock option shares in the nine months ended September 30, 2012 with a grant date exercise price approximating $12 per share. In the first nine months of 2012, 3,539,460 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – continued:

The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2012		2011
Option shares outstanding, January 1	36		37
Weighted average exercise price	$21		$21

Option shares granted, including restoration options	1		2
Weighted average exercise price	$12		$13

Option shares exercised	1		—
Aggregate intrinsic value on date of exercise (A)	$4	million	$1	million
Weighted average exercise price	$9		$8

Option shares forfeited	3		3
Weighted average exercise price	$18		$22

Option shares outstanding, September 30	33		36
Weighted average exercise price	$21		$21
Weighted average remaining option term (in years)	5		6

Option shares vested and expected to vest, September 30	33		36
Weighted average exercise price	$21		$21
Aggregate intrinsic value (A)	$39	million	$—	million
Weighted average remaining option term (in years)	5		6

Option shares exercisable (vested), September 30	25		24
Weighted average exercise price	$24		$24
Aggregate intrinsic value (A)	$17	million	$—	million
Weighted average remaining option term (in years)	4		4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At September 30, 2012 and 2011, there was $19 million and $39 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of two years and three years in 2012 and 2011, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – concluded:

The weighted average grant date fair value of option shares granted in the period and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2012	2011
Weighted average grant date fair value	$4.44	$5.10
Risk-free interest rate	1.09%	2.72%
Dividend yield	2.57%	2.34%
Volatility factor	50.97%	49.00%
Expected option life	6 years	6 years

J.	The Company sponsors qualified defined-benefit or defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. The Company participates in 20 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant to the Company.

Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined-benefit pension plans. Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	12	2	12	2
Expected return on plan assets	(10)	—	(9)	—
Amortization of net loss	4	—	2	1

Net periodic pension cost	$7	$2	$6	$3

	Nine Months Ended September 30,
	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$4	$—	$2	$—
Interest cost	32	5	34	6
Expected return on plan assets	(27)	—	(25)	—
Amortization of net loss	11	1	7	1

Net periodic pension cost	$20	$6	$18	$7

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

K.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$291	$307	$(35)	$(34)	$900	$944	$(70)	$(111)
Plumbing Products	736	768	75	91	2,216	2,239	242	270
Installation and Other Services	312	287	(2)	(15)	886	792	(25)	(71)
Decorative Architectural Products	481	455	96	88	1,432	1,322	264	247
Other Specialty Products	156	161	3	12	421	432	4	2

Total	$1,976	$1,978	$137	$142	$5,855	$5,729	$415	$337

The Company’s operations by geographic area were:
North America	$1,553	$1,496	$112	$92	$4,571	$4,349	$325	$200
International, principally Europe	423	482	25	50	1,284	1,380	90	137

Total	$1,976	$1,978	137	142	$5,855	$5,729	415	337

General corporate expense, net			(35)	(27)			(96)	(95)
Gain from sale of fixed assets (B)			—	—			5	—
Charge for litigation settlements, net (B)			(1)	(1)			(74)	(6)

Operating profit			101	114			250	236
Other income (expense), net			(56)	(41)			(171)	(115)

Income before income taxes			$45	$73			$79	$121

(A)	Inter-segment sales were not material.
(B)	In 2012, gain on sale of fixed assets and in 2011, charge for litigation settlements, net relate to a business unit in the Other Specialty Products segment. For the three months and nine months ended September 30, 2012, the charge for litigation settlements, net, includes $1 million and $76 million, respectively, related to a business unit in the Installation and Other Services segment.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.	As part of the Company’s continuing review of its operations, actions were taken during 2012 and 2011 to respond to market conditions. The Company recorded charges related to severance and early retirement programs of $20 million and $25 million, respectively, for the three months and nine months ended September 30, 2012, and $4 million and $6 million, respectively, for the three months and nine months ended September 30, 2011. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses.

M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from cash and cash investments	$1	$2	$5	$5
Other interest income	1	1	1	1
Income from financial investments (Note E)	2	19	20	69
Impairment of financial investments (Note E)	—	—	(2)	—
Other items, net	2	—	(1)	—

Total other net	$6	$22	$23	$75

Other items, net, included $2 million and $1 million of currency gains for the three months and nine months ended September 30, 2012, respectively. Other items, net, included $1 million and $— million of currency gains for the three months and nine months ended September 30, 2011, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator (basic and diluted):
Income from continuing operations	$22	$56	$3	$29
Allocation to unvested restricted stock awards	(1)	(2)	(2)	(2)

Income from continuing operations attributable to common shareholders	21	54	1	27

Loss from discontinued operations	(7)	(20)	(30)	(31)
Allocation to unvested restricted stock awards	—	1	1	1

Loss from discontinued operations attributable to common shareholders	(7)	(19)	(29)	(30)

Net income (loss) available to common shareholders	$14	$35	$(28)	$(3)

Denominator:
Basic common shares (based upon weighted average)	349	348	349	348
Add:
Contingent common shares	—	—	—	—
Stock option dilution	1	—	1	1

Diluted common shares	350	348	350	349

For the three months and nine months ended September 30, 2012 and 2011, the Company allocated dividends to the unvested restricted stock awards (participating securities).

At September 30, 2011, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Zero Coupon Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at September 30, 2011 did not exceed the equivalent accreted value of the Zero Coupon Notes.

Additionally, 29 million common shares for both the three months and nine months ended September 30, 2012 and 37 million common shares for both the three months and nine months ended September 30, 2011 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first nine months of 2012, the Company granted 819,520 shares of long-term stock awards; to partially offset the dilutive impact of these awards, the Company also repurchased and retired 675,110 shares of Company common stock, for cash aggregating approximately $8 million. At September 30, 2012, the Company had 24 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.225 ($.225), respectively, for the three months and nine months ended both September 30, 2012 and 2011.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

O.	The Company is subject to lawsuits and pending or asserted claims with respect to matters generally arising in the ordinary course of business.

As previously disclosed, a lawsuit was brought against the Company and a number of its insulation installation companies alleging that certain of their practices violated provisions of the federal antitrust laws during the period 1999 through 2004. The case was filed in October 2004 in the United States District Court for the Northern District of Georgia by Columbus Drywall & Insulation, Inc., Leo Jones Insulation, Inc., Southland Insulators, Inc., Southland Insulators of Maryland, Inc. d/b/a Devere Insulation, Southland Insulators of Delaware LLC d/b/a Delmarva Insulation, and Whitson Insulation Company of Grand Rapids, Inc. against the Company, its subsidiaries Masco Contractors Services Group Corp., Masco Contractor Services Central, Inc. (“MCS Central”) and Masco Contractor Services East, Inc., and several insulation manufacturers (the “Columbus Drywall case”). In February 2009, the court certified a class of 377 insulation contractors. In July 2012, the parties reached a settlement in principle in which the Company and its insulation installation companies named in the suit agreed to pay $75 million in return for dismissal with prejudice and full release of all claims, which was recorded by the Company in the second quarter of 2012. The Company and its insulation installation companies continue to deny that the challenged conduct was unlawful and admit no wrongdoing as part of the settlement. A settlement was reached to eliminate the considerable expense and uncertainty of this suit. The settlement was approved by the court on October 26, 2012.

Another suit was filed in March 2003 in the United States District Court for the Northern District of Georgia by Wilson Insulation Company, Wilson Insulation of Augusta, Inc. and The Wilson Insulation Group, Inc. (“Wilson”) against the Company, Masco Contractor Services, Inc., and MCS Central that alleged anticompetitive conduct (the “Wilson case”). The Company settled the Wilson case in September 2012. The settlement amount was not material to the Company.

In March 2007, Albert Von Der Werth and Valerie Good filed suit in the United States District Court for the Northern District of California against the Company, its subsidiary Masco Contractor Services, and several insulation manufacturers seeking class action status and alleging anticompetitive conduct (the “Von Der Werth case”). In the Von Der Werth case, plaintiffs allege that the alleged conspiracy in the Columbus Drywall case indirectly resulted in an increase in the retail price of fiberglass insulation they purchased from retailers from 1999 to 2004. The Von Der Werth case was subsequently transferred to the United States District Court for the Northern District of Georgia and was administratively stayed by the court in February 2010. The Company, along with its insulation manufacturer co-defendants, filed a Renewed Motion for Judgment on the Pleadings in October 2012. Based upon the advice of its outside counsel, the Company believes that the conduct of the Company and its insulation installation companies, which is the subject of the Von Der Werth case, has not violated any antitrust laws. While there cannot be any assurance that the Company will ultimately prevail in this lawsuit, the Company does not believe that the ultimate disposition of the Von Der Werth case will be material to the Company.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

P.	The effective tax rate was 61 percent for the nine months ending September 30, 2012 primarily due to losses in certain jurisdictions providing no tax benefit and an increase in the valuation allowance related to net operating losses. This effective tax rate includes a $21 million state income tax benefit resulting from the decrease in the liability for uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain audit closings.

As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $3 million.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2012 AND THE FIRST NINE MONTHS 2012 VERSUS

THIRD QUARTER 2011 AND THE FIRST NINE MONTHS 2011

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		(Decrease) Increase
	2012	2011	2012 vs. 2011
Net Sales:
Cabinets and Related Products	$291	$307	(5%)
Plumbing Products	736	768	(4%)
Installation and Other Services	312	287	9%
Decorative Architectural Products	481	455	6%
Other Specialty Products	156	161	(3%)

Total	$1,976	$1,978	—%

North America	$1,553	$1,496	4%
International, principally Europe	423	482	(12%)

Total	$1,976	$1,978	— %

	Nine Months Ended
	September 30,
	2012	2011
Net Sales:
Cabinets and Related Products	$900	$944	(5%)
Plumbing Products	2,216	2,239	(1%)
Installation and Other Services	886	792	12%
Decorative Architectural Products	1,432	1,322	8%
Other Specialty Products	421	432	(3%)

Total	$5,855	$5,729	2%

North America	$4,571	$4,349	5%
International, principally Europe	1,284	1,380	(7%)

Total	$5,855	$5,729	2%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(12.0%)	(11.1%)	(7.8%)	(11.8%)
Plumbing Products	10.2%	11.8%	10.9%	12.1%
Installation and Other Services	(0.6%)	(5.2%)	(2.8%)	(9.0%)
Decorative Architectural Products	20.0%	19.3%	18.4%	18.7%
Other Specialty Products	1.9%	7.5%	1.0%	0.5%

North America	7.2%	6.1%	7.1%	4.6%
International, principally Europe	5.9%	10.4%	7.0%	9.9%
Total	6.9%	7.2%	7.1%	5.9%
Total operating profit margin, as reported	5.1%	5.8%	4.3%	4.1%

(A)	Before general corporate expense, net, gain from sale of fixed assets, and (charge) income for litigation settlements, net; see Note K to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NET SALES

Net sales were flat and increased two percent for the three-month and nine-month periods ended September 30, 2012, respectively, from the comparable periods of 2011. Excluding the negative effect of currency translation and the sales related to the acquisition of a small hot tub manufacturer, net sales increased two percent and four percent for the three-month and nine-month periods ended September 30, 2012, respectively, compared to 2011. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales, as reported	$1,976	$1,978	$5,855	$5,729
Acquisitions	(5)	—	(11)	—
Net sales, excluding acquisitions	1,971	1,978	5,844	5,729
Currency translation	46	—	110	—
Net sales, excluding acquisitions and the effect of currency translation	$2,017	$1,978	$5,954	$5,729

North American net sales were positively impacted by increased sales volume of installation and other services, plumbing products and builders’ hardware, which, in the aggregate, increased sales by three percent and four percent for the three-month and nine-month periods ended September 30, 2012, respectively, from the comparable periods of 2011. Net sales in both periods were also positively affected by selling price increases, which increased sales by two percent and three percent for the three-month and nine-month periods ended September 30, 2012, respectively, from the comparable periods of 2011. Such increases were partially offset by lower sales volume of paints and stains for the three-month period ended September 30, 2012. For the nine-month period ended September 30, 2012, such increases were partially offset by lower sales volume of cabinets, including the exit of certain product lines.

A stronger U.S. dollar decreased International net sales by nine percent and seven percent in the three-month and nine-month periods ended September 30, 2012, respectively, compared to the same periods of 2011. In local currencies, net sales from International operations decreased three percent and were flat for the three-month and nine-month periods ended September 30, 2012, respectively. The decrease in local currency sales in the three-month period ended September 30, 2012 is primarily due to lower sales volume of International plumbing products, cabinets and windows, partially offset by increased selling prices.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of Cabinets and Related Products decreased for the three-month period ended September 30, 2012 due to lower sales volume of International cabinets, which decreased sales by four percent from the comparable period of 2011, partially offset by increased sales volume of North American cabinets. Net sales in this segment decreased due to lower sales volume of both North American and International cabinets, which reduced sales in this segment by three percent in the nine-month period ended September 30, 2012 from the comparable period of 2011. Compared to the same period of 2011, net sales in this segment were also negatively affected by the planned exit of ready-to-assemble and other non-core in-stock assembled cabinet product lines (completed in the second quarter of 2011), which decreased net sales in this segment by one percent in the nine-month period ended September 30, 2012 from the comparable period of 2011. A stronger U.S. dollar decreased sales by three percent and two percent, respectively, in the three-month and nine-month periods ended September 30, 2012, compared to 2011. Such declines were partially offset by selling price increases in both periods.

Net sales of Plumbing Products decreased due to lower sales volume of International operations, which decreased sales by three percent and two percent, respectively, for the three-month and nine-month periods ended September 30, 2012, from the comparable periods of 2011. Net sales in this segment were positively affected by increased sales volume of North American operations and increased selling prices, primarily related to International operations, which, on a combined basis, increased sales by three percent and five percent, respectively, for the three-month and nine-month periods ended September 30, 2012, from the comparable periods of 2011. A stronger U.S. dollar decreased sales by five percent and four percent in the three-month and nine-month periods ended September 30, 2012, respectively, compared to 2011.

Net sales of Installation and Other Services increased for the three-month and nine-month periods ended September 30, 2012, primarily due to increased sales volume related to a higher level of activity in the new home construction market, as well as increased commercial sales.

Net sales of Decorative Architectural Products increased for the three-month and nine-month periods ended September 30, 2012, principally due to increased selling prices of paints and stains and builders’ hardware.

Net sales of Other Specialty Products decreased for the three-month and nine-month periods ended September 30, 2012, compared with the same periods in 2011, due to lower sales volume of North American windows resulting from the exit of certain markets, which more than offset increased sales volume of windows in Western markets in the U.S. and increased selling prices. This segment was also negatively affected by lower sales volume of staple guns and other fastening tools in both periods of 2012 compared to 2011. A stronger U.S. dollar decreased sales by one percent in both the three-month and nine-month periods ended September 30, 2012 compared to 2011.

OPERATING MARGINS

Our gross profit margins were 25.3 percent and 25.8 percent for the three-month and nine-month periods ended September 30, 2012, respectively, compared with 25.0 percent and 25.3 percent, respectively, for the comparable periods of 2011. Selling, general and administrative expenses, as a percentage of sales, were 20.1 percent and 20.3 percent, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to 19.2 percent and 21.1 percent, respectively, for the comparable periods of 2011.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit margins for both the third quarter and nine months ended September 30, 2012 were positively affected by a more favorable relationship between selling prices and commodity costs. The increase in selling, general and administrative expenses in the third quarter of 2012 is due to increased business rationalization costs from the comparable period of 2011. Gross profit margins and selling, general and administrative expenses as a percent of sales for the nine months ended September 30, 2012 benefited from increased sales volume and lower business rationalization costs.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and nine-month periods ended September 30, 2012 includes $28 million and $47 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2011, we incurred costs and charges of $13 million and $60 million, respectively, related to these initiatives. The third quarter of 2012 includes additional costs related to plant closures and severance in the Cabinets and Related Products segment and severance related to corporate office.

We anticipate that full-year 2012 rationalization charges for the entire Company will aggregate approximately $65 million compared to our previous estimate of $30 million. The increase in our full-year estimate of business rationalization expenses is due to additional plant closures and headcount reductions related to the Cabinets and Related Products and the Plumbing Products segments and headcount reductions at our corporate office. We continue to evaluate our businesses and the impact of market conditions on our businesses, which may result in additional rationalization charges including severance, plant closure costs and asset impairments.

Operating margins in the Cabinets and Related Products segment for the three-month period ended September 30, 2012 reflect increased business rationalization expenses. Operating margins in this segment for the nine-month period ended September 30, 2012 benefited from lower business rationalization expenses.

Operating margins in the Plumbing Products segment for the three-month and nine-month periods ended September 30, 2012 were negatively impacted by lower sales volume and a less favorable product mix related to International operations. Such declines more than offset increased North American sales volume, a more favorable relationship between selling prices and commodity costs (including the positive impact of the metal hedge contracts) and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in the Installation and Other Services segment in both periods of 2012 were positively impacted by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating margins in the Decorative Architectural Products segment for the three-month period ended September 30, 2012 reflect a favorable relationship between selling prices and material costs partially offset by increased advertising expenses. Operating margins in this segment for the nine-month period ended September 30, 2012 were negatively affected by increases in expenses related to growth initiatives, which offset a favorable relationship between selling prices and material costs. Both the three-month and nine-month periods ended September 30, 2012 were positively affected by the benefits associated with cost savings initiatives and lower program costs related to builders’ hardware.

Operating margins in the Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2012 include $12 million related to incremental warranty expenses, resulting from an analysis of recent warranty claims performed in the third quarter of 2012. This expense offset the benefits associated with business rationalizations and other cost savings initiatives as well as a more favorable relationship between selling prices and commodity costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the nine-month period ended September 30, 2012 increased $4 million from the comparable period of 2011 primarily due to the issuance of $400 million of notes in the first quarter of 2012.

Other items, net, for the three-month and nine-month periods ended September 30, 2012 included $2 million and $1 million, respectively, of currency transaction gains. Other items, net, for the three-month and nine-month periods ended September 30, 2011 included $1 million and $— million, respectively, of currency transaction gains.

Other, net, for the three-month and nine-month periods ended September 30, 2012 included gains of $2 million and $20 million, respectively, related to distributions from private equity funds. Other, net for the nine-month period ended September 30, 2012 included impairment of $2 million related to a private equity fund. Other, net, for the nine-month period ended September 30, 2011 included gains of $41 million related to the sale of TriMas common stock. Other, net for the three-month and nine-month periods ended September 30, 2011 included gains related to distributions from private equity funds of $19 million and $28 million, respectively.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS – Attributable to Masco Corporation

Income for the three-month and nine-month periods ended September 30, 2012 was $22 million and $3 million compared with $56 million and $29 million for the comparable periods of 2011. Diluted earnings per common share for the three-month and nine-month periods ended September 30, 2012 was $.06 per common share and $— per common share, respectively, compared with $.16 per common share and $.08 per common share, respectively, for the comparable periods of 2011. Income for the three-month and nine-month periods ended September 30, 2012 included charges for litigation settlement of $1 million and $74 million, respectively.

The effective tax rate was 61 percent for the nine months ending September 30, 2012 primarily due to losses in certain jurisdictions providing no tax benefit and an increase in the valuation allowance related to net operating losses. This effective tax rate includes a $21 million state income tax benefit resulting from the decrease in the liability for uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain audit closings.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effective tax rate was 46 percent for the nine months ending September 30, 2011. The tax rate in 2011 was higher than our normalized tax rate of 36 percent primarily due to an increase in the valuation allowance related to net operating losses and losses in certain jurisdictions providing no tax benefit.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 and 1.5 to 1, respectively, at September 30, 2012 and December 31, 2011.

For the nine months ended September 30, 2012, cash of $90 million was provided by operating activities.

Net cash used for financing activities was $548 million, primarily due to the retirement of $791 million of 5.875% Notes due July 16, 2012, $80 million for the payment of cash dividends, $25 million for the settlement of interest rate swaps and $8 million for the acquisition of Company common stock in open-market transactions to partially offset the dilutive impact of long-term stock awards granted in 2012, partially offset by the issuance of Notes of $396 million, net of issuance costs. Net cash used for investing activities was $42 million and included $80 million for capital expenditures and net proceeds from financial investments of $33 million and net proceeds from the sale of fixed assets of $25 million.

In January 2012, we repurchased $46 million of 5.875% Notes due July 2012 in open-market transactions; we paid a premium of $1 million for the repurchase. On March 5, 2012, we issued $400 million of 5.95% Notes due March 15, 2022 (“Notes”). The Notes are senior indebtedness and are redeemable at our option. The issuance of the Notes and the repurchase of debt were done in anticipation of the retirement of $745 million of our 5.875% Notes, which was completed on July 16, 2012, the scheduled retirement date.

Our cash and cash investments were $1.2 billion and $1.7 billion at September 30, 2012 and December 31, 2011, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.

Of the $1.2 billion and the $1.7 billion of cash and cash investments held at September 30, 2012 and December 31, 2011, respectively, $519 million and $551 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

We were in compliance with all covenants and had no borrowings under our credit agreement at September 30, 2012.

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

OUTLOOK FOR THE COMPANY

We continue to make progress on our strategic initiatives, which include leveraging our brands, reducing our costs, improving our Installation and Cabinets segments and strengthening our balance sheet. We are encouraged by the continued strength in new home construction activity, driven by the stabilization and improvement of home prices in many areas of the U.S., increasing affordability and demographics. These factors should continue to drive demand for new homes over the next several years. Increased new home construction activity benefits virtually all of our businesses.

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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2012, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note O to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

MASCO CORPORATION

PART II. OTHER INFORMATION (continued)

Item 6. Exhibits

10.b.i.	—	Non-Employee Directors Equity Program (Amended July 2012) under the Masco Corporation 2005 Long Term Stock Incentive Plan.

10.b.ii.	—	Form of Restricted Stock Award under the Non-Employee Directors Equity Program (Amended July 2012).

12	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	—	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	—	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	—	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	—	Interactive Data File

MASCO CORPORATION

PART II. OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: Title:	John G. Sznewajs Vice President, Treasurer and Chief Financial Officer

October 31, 2012

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10.b.i.	Non-Employee Directors Equity Program (Amended July 2012) under the Masco Corporation 2005 Long Term Stock Incentive Plan.

Exhibit 10.b.ii.	Form of Restricted Stock Award under the Non-Employee Directors Equity Program (Amended July 2012).

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File