Form 10-K
period 2012-12-31
MASCO CORP /DE/
filed 2013-02-15
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012	Commission File Number 1-5794

MASCO CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of Incorporation)	(I.R.S. Employer Identification No.)
21001 Van Born Road, Taylor, Michigan	48180
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 313-274-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 29, 2012 (based on the closing sale price of $13.87 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $4,812,763,000.

Number of shares outstanding of the Registrant’s Common Stock at January 31, 2013:

356,567,300 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation

2012 Annual Report on Form 10-K

PART I

Item 1.	Business.

Masco Corporation manufactures, distributes and installs home improvement and building products, with an emphasis on brand-name consumer products and services holding leadership positions. We are among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows, and we are one of the largest installers of insulation for new home construction. We provide broad product offerings in a variety of styles and price points and distribute products through multiple channels, including directly to homebuilders and wholesale and retail channels. Approximately 78 percent of our 2012 sales were generated by our North American operations.

In 2012, new home construction increased approximately 25 percent; however, with the significant decline in new home construction over the past several years, the demand for new homes remains below the historic average. Consumer spending for big ticket home improvements continued to be depressed during the year. Additionally, we experienced a negative mix shift for certain products, with consumers demanding more value-priced products. All of these factors continue to impact our results.

Throughout 2012, we have pursued four strategic initiatives to improve our performance. First, we are extending and expanding our product leadership positions by leveraging our brands and introducing innovative new and improved products. We are gaining share in our North American plumbing business with our DELTA®, PEERLESS®, and BRIZO® brands, and internationally with our Hansgrohe® products. We continued to extend the Delta and Peerless brands to additional product categories, introducing toilets in 2012, and we also pursued international opportunities for these brands. In 2012, Masco Contractor Services achieved share gains in insulation for new home construction, retrofit and commercial channels. Behr® paint experienced growth in the Pro® paint segment, and is pursuing international opportunities. Milgard, our manufacturer of windows in the western U.S., and our U.K. Window Group continue to gain share in their markets.

Our second strategic initiative is to improve our performance by reducing costs, primarily through supply chain savings, and implementing lean principles and production process improvements. Over the last several years, we have closed 33 facilities and reduced headcount by over 31,000, enabling us to achieve significant fixed cost reductions. We have improved our global supply chain by leveraging our size to realize purchasing cost savings, simplifying the purchasing process, and coordinating logistical operations. At several of our businesses, we have implemented new ERP systems to improve operations, including customer service and inventory management, and to reduce costs.

Our third strategic initiative is to improve our under-performing businesses, particularly our Cabinet and Installation businesses, which were impacted by the downturn in new home construction and the reduced consumer spending for big ticket home improvement items. While our Cabinet businesses, including our European operations, continue to experience challenges, in 2012 this segment significantly reduced its operating losses compared to 2011. In our Installation segment, we experienced significant operating profit improvement in 2012, generated by incremental new home construction activity, cost reductions from lean processes, leveraging of our new ERP system, and supply chain savings.

Our fourth strategic initiative is strengthening our balance sheet through net debt reduction and maintaining strong liquidity. This year, we reduced our debt by approximately $400 million through the retirement of notes due in July. We had approximately $1.4 billion of cash at December 31, 2012.

We believe that we have managed our businesses successfully through the economic crisis and subsequent recession of recent years. We believe that our focus on our strategic initiatives of expanding our market leadership positions, reducing costs, improving our underperforming businesses and strengthening our balance sheet will improve our performance and position us well as the economy recovers.

Our Business Segments

We report our financial results in five business segments aggregated by similarity in products and services. The following table sets forth the contribution of our segments to net sales and operating profit (loss) for the three years ended December 31, 2012. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2012, is set forth in Note O to our consolidated financial statements included in Item 8 of this Report.

	(In Millions)
	Net Sales (1)
	2012	2011	2010
Cabinets and Related Products	$1,189	$1,231	$1,464
Plumbing Products	2,955	2,913	2,692
Installation and Other Services	1,209	1,077	1,041
Decorative Architectural Products	1,818	1,670	1,693
Other Specialty Products	574	576	596

Total	$7,745	$7,467	$7,486

	Operating Profit (Loss) (1)(2)(3)(4)
	2012	2011	2010
Cabinets and Related Products	$(120)	$(206)	$(250)
Plumbing Products	307	322	331
Installation and Other Services	(19)	(79)	(798)
Decorative Architectural Products	329	196	345
Other Specialty Products	(31)	(401)	19

Total	$466	$(168)	$(353)

(1)	Amounts exclude discontinued operations.

(2)	Operating profit (loss) is before general corporate expense, net, and gain on sale of fixed assets, net.

(3)	Operating profit (loss) is before net charges of $77 million regarding the 2012 litigation settlement, primarily in the Installation and Other Services segment and $9 million regarding the 2011 litigation settlements in the Cabinets and Related Products and the Other Specialty Products segments.

(4)	Operating profit (loss) includes impairment charges for goodwill and other intangible assets as follows: For 2012 – Other Specialty Products – $42 million. For 2011 – Cabinets and Related Products – $44 million; Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million. For 2010 – Plumbing Products – $1 million; and Installation and Other Services – $697 million.

All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and repair and remodel activity.

Cabinets and Related Products

In North America, we manufacture and sell value-priced, stock and semi-custom assembled cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points to address consumer preferences. We have also expanded our product offerings in this segment to include the manufacture and sale of kitchen countertops, as well as an integrated bathroom vanity and countertop solution. In Europe, we manufacture and sell assembled and ready-to-assemble kitchen, bath, storage, home office and home entertainment cabinetry. These products are sold in the United States and in Europe under a number of trademarks. Our KRAFTMAID® and TVILUM® brands are sold primarily to dealers, home centers and mass merchants and our MERILLAT®, MOORES™ and QUALITY CABINETS™ brands are sold primarily to distributors and homebuilders for both home improvement and new home construction. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major kitchen and bathroom renovation projects. A significant portion of our sales for home improvement are made through home center retailers.

New home construction has declined significantly over the past several years, and our Cabinet segment has been particularly affected by this downturn. This segment has also been negatively affected by a downturn in repair and remodel, particularly by consumers who continue to defer expenditures for big-ticket items and, when purchasing, are demanding more value-priced products. Although home construction is improving and is expected to continue to improve, the demand for new homes remains below the historic average. The size of new homes has decreased and demand has increased for multi-family housing units, which are smaller than single-family housing units and require fewer cabinets for the kitchen and bathrooms. Further, consumer spending for big ticket home improvements continues to be depressed. In response, we have implemented a strategy to increase our sales in this segment through brand building, new product introductions and product innovation. We have also reviewed our cost structure, which resulted in the closure of several manufacturing plants in this segment and exited our North American ready-to-assemble cabinet product line. Additionally, we continue to focus on improving cabinet production efficiencies at lower volumes.

The cabinet manufacturing industry in the United States and Europe is highly competitive, with several large competitors and numerous local and regional competitors. In recent years, we have experienced significant competition in the form of promotional pricing, discounts, and new product offerings by our competitors, which have impacted the segment’s results of operations. We are also experiencing significant competition from foreign manufacturers, particularly in our European cabinet operations. In addition to price, we believe that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Our North American competitors include American Woodmark Corporation and Fortune Brands Home & Security, Inc.

Plumbing Products

The businesses in our Plumbing Products segment sell a wide variety of faucet and showering devices that are manufactured by or for us. The majority of our plumbing products are sold in North America and Europe under the brand names DELTA®, PEERLESS®, HANSGROHE®, AXOR®, BRIZO®, BRASSTECH®, BRISTAN™, GINGER®, NEWPORT BRASS®, ALSONS® and PLUMB SHOP®. Our products include single-handle and double-handle faucets, showerheads, handheld showers and valves, and, in 2012, we introduced toilets. These products are sold to major retail accounts and to wholesalers and distributors that, in turn, sell our products to plumbers, building contractors, remodelers, smaller retailers and others.

Other plumbing products manufactured and sold by us include products branded as AQUA GLASS®, MIROLIN® and AMERICAN SHOWER & BATH™ such brands use innovex acrylic and gelcoat for tub and shower systems, bath and shower enclosure units, shower trays and laundry tubs, which are sold primarily to wholesale plumbing distributors and home center retailers for home improvement and new home construction in North America. Our spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Aquatic, Maax and Jacuzzi. We sell HÜPPE® shower enclosures through wholesale channels primarily in Western Europe. HERITAGE™ ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to selected retailers.

Also included in the Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home center retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under the BRASSCRAFT® and BRASSTECH® trademarks and for the “do-it-yourself” consumers under the BRASSCRAFT MASTER PLUMBER® and PLUMB SHOP® trademarks, and are also sold under private label.

We believe that our plumbing products are among the leaders in sales in North America and Europe, with American Standard, Kohler, Moen and Pfister as major brand competitors. We also have several European competitors, primarily in Germany, including Friedrich Grohe. We face significant competition from private label products (including house brands sold by certain of our customers). Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting downward pressures on price, particularly in the emerging markets we are entering. The businesses in our Plumbing Products segment source products from Asia and manufacture products in the United States, Europe and Asia. Certain businesses in our Plumbing Product segment are also experiencing a shift in the mix of products we sell toward more value-priced or opening price point products, which impacts our profitability. In addition to price, we believe that competition for our plumbing products is based largely on brand reputation, product quality, product innovation and features, and breadth of product offering.

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

Installation and Other Services

Our Installation and Other Services segment sells installed building products and distributes building products primarily to the new home construction market, and, to a lesser extent, the retrofit and commercial construction markets, throughout the United States. In addition to insulation, we sell installed gutters, after-paint products, garage doors and fireplaces. The installation and distribution of insulation comprised approximately eleven percent, nine percent and nine percent of our consolidated net sales in 2012, 2011 and 2010, respectively. Installed building products are supplied primarily to custom and production homebuilders by our network of branches located across the United States. Our distributed products include insulation, insulation accessories, roofing and gutters, among others. Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

There has been a significant decrease in demand in the new home construction industry over the past several years. Additionally, the size of new homes has decreased, and demand has increased for multi-family housing units such as apartments and condominiums, which are often smaller than single-family housing units. The effect of these trends has resulted in the use of less insulation. In response, we have expanded our ability to serve the residential retrofit and light commercial markets. Within the Installation and Other Services segment, we have several initiatives related to improved residential energy efficiency, including retrofit installation services (primarily insulation) delivered directly to homeowners, as well as through retailers and dealer outlets.

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

Decorative Architectural Products

We produce architectural coatings including paints, primers, specialty paint products, stains and waterproofing products. The products are sold in the United States, Canada, China, Mexico and South America under the brand names BEHR® and KILZ® to “do-it-yourself” and professional customers through home centers, paint stores and other retailers. Net sales of architectural coatings comprised approximately 20 percent of our consolidated net sales in each of 2012, 2011 and 2010. Competitors in the architectural coatings market include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation. In 2012, we enhanced our paint formulations with a zero-VOC PREMIUM PLUS® paint and greater stain-blocking properties in our PREMIUM PLUS ULTRA® paint.

Our BEHR products are sold through The Home Depot, this segment’s and our largest customer. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.

Titanium dioxide is a major ingredient in the manufacture of paint. The industry has experienced cost increases for titanium dioxide as a result of surges in global demand and production capacity limitations, which has impacted our operating results in this segment. Petroleum products are also used in the manufacture of architectural coatings. Significant increases in the cost of crude oil and natural gas lead to higher raw material costs (e.g., for resins, solvents and packaging, as well as titanium dioxide), which can adversely affect the segment’s results of operations.

Our Decorative Architectural Products segment also includes LIBERTY® and BRAINERD® branded cabinet, door, window and other hardware, which is manufactured for us and sold to home centers, other retailers, original equipment manufacturers and wholesale markets. Key competitors in North America include Amerock, Top Knobs and house brands. Decorative bath hardware and shower accessories are sold under the brand names DELTA®, FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home centers and other retailers. Competitors include Moen, Gatco and house brands sold by certain of our customers.

Other Specialty Products

We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors, as well as the ESSENCE SERIES® windows and doors, which combines a wood interior with a fiberglass exterior, under the MILGARD® brand name for home improvements and new home construction, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production and custom homebuilders and through lumber yards and home centers. This segment’s competitors in North America include national brands, such as Jeld-Wen, Marvin, Pella and Andersen, and numerous regional brands.

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

Additional Information

We hold U.S. and foreign patents, patent applications, licenses, trademarks, trade names, trade secrets and proprietary manufacturing processes. As a manufacturer and distributor of brand name products, we view our trademarks and other intellectual property rights as important, but do not believe that there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on our present business as a whole.

We are subject to U.S. and foreign government regulations, particularly those pertaining to health and safety (including protection of employees and consumers), climate disruption and environmental issues. In addition to our responsibilities for environmental remediation, our businesses are subject to other requirements regarding protection of the environment and worker health and safety. Our businesses are subject to requirements relating to the emission of volatile organic compounds which may impact our sourcing of particleboard, require that we install special equipment in manufacturing facilities or that we reformulate paint products. As described above, our Plumbing Products segment is subject to restrictions on lead content in some of its products. Compliance with such laws and regulations could significantly affect product performance as well as our production costs. We monitor applicable laws and regulations relating to the protection of the environment, climate disruption and worker health and safety, and incur ongoing expense relating to compliance. We do not expect compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment and worker health and safety, will result in material capital expenditures or have a material adverse effect on our earnings or competitive position.

We do not consider backlog orders to be material in any of our segments.

At December 31, 2012, we employed approximately 30,000 people. We have generally experienced satisfactory relations with our employees.

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

A significant portion of our business relies on home improvement and new home construction activity, both of which remain at low levels.

A significant portion of our business relies on home improvement (including repair and remodel) and new home construction activity, principally in North America and Europe. The economic decline in the past four years adversely affected our home improvement businesses. Persistent low levels of consumer confidence and depressed home prices, and elevated levels of unemployment and underemployment, have limited consumers’ discretionary spending and have made consumers reluctant to make investments in existing homes, including large kitchen and bath remodeling projects. The significant number of households with negative equity in their homes, and more conservative residential lending practices for home equity loans often used to finance repairs and remodeling, have limited the ability of consumers to finance home improvements. Additionally, sales of existing homes, which significantly impact our home improvement business, continue to be below normal levels. New home construction is cyclical in nature. Although home construction is improving and is expected to continue to improve, the demand for new homes remains below the historic average, and stringent standards continue to be imposed on homebuyers seeking financing.

We cannot predict the type or timing of a recovery in home improvement, nor the strength of a recovery in new home construction. Depressed consumer spending for home improvements and continued below-normal levels of new home construction may adversely affect our results of operations and our financial position.

Continued uncertainty regarding an economic recovery could result in our taking additional significant non-cash charges, which may reduce our financial resources and flexibility and could negatively affect our earnings and reduce shareholders’ equity.

We have recorded significant goodwill and other intangible assets related to prior business combinations on our balance sheet. The valuation of these assets is largely dependent upon the expectations for future performance of our businesses. In recent years, we have recorded significant non-cash impairment charges for financial investments, goodwill and other intangible assets. We have also recorded valuation allowances related to our deferred tax assets. A further decline in the expectation of our future performance, or a further deterioration in expectations regarding the timing and the extent of the recovery of new home construction and home improvement, may cause us to recognize additional non-cash, pre-tax impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets, which are not determinable at this time. If the value of goodwill or other intangible assets is impaired, our earnings and shareholders’ equity would be adversely affected.

Further, our credit agreement contains financial covenants we must comply with, including covenants regarding limits on our debt to total capitalization ratio. If we are required to record additional non-cash impairment charges, our shareholders’ equity would be reduced, and our borrowing capacity under our credit agreement may be limited. In the past we have negotiated amendments to our credit agreement to allow for the add-back to shareholders’ equity for impairment charges we have taken. There can be no assurance that in the future we would be able to further amend our credit agreement, that alternative financing would be available on acceptable terms and at acceptable rates, or that we would be permitted to obtain alternative financing under the terms of our existing financing arrangements.

If we do not maintain strong brands or respond to changing consumer preferences and purchasing practices, we could lose share and our results could be adversely affected.

Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. While we continue to invest in brand building and brand awareness, these initiatives may not be successful. The uncertainties associated with developing and introducing new and improved products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If our new or improved products do not gain widespread acceptance, we could lose share, which could negatively impact our operating results.

Further, the volatile and challenging economic environment of recent years has caused shifts in consumer preferences and purchasing practices and changes in the business models and strategies of our customers. Such shifts have altered the quantity, type and prices of products demanded by the end-consumer and our customers. For example, the size of new homes has decreased, and demand has increased for multi-family housing units such as apartments and condominiums, which are often smaller than single-family housing units. The effect of these trends has resulted in smaller kitchens and smaller and fewer bathrooms, each with fewer cabinets and faucets, as well as the use of less insulation. We have experienced a negative mix shift for certain products, with consumers demanding more value-priced products and fewer higher margin products. All of these shifts have negatively impacted our sales and profitability, and it is uncertain whether these shifts represent long-term changes in consumer preferences.

Consumers are increasingly using the internet and mobile technology to research home improvement products and enhance their purchasing and ownership experience for these products. E-commerce is a rapidly developing area, and development of a successful e-commerce strategy involves significant time and resources. If we are unable to successfully execute our e-commerce strategies, our brands may lose share.

If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers could be harmed, the demand for our brands and products could be reduced and our results of operations could be negatively affected.

Our actions to improve our underperforming businesses have been costly and may not be effective.

The downturn in home improvement and new home construction activity in the past four years has impacted our results, particularly in our Cabinets and Related Products and our Installation and Other Services segments and in our European cabinet businesses. Further, the economic decline has also negatively affected certain businesses in our Plumbing Products segment. There is no assurance that our efforts to improve these underperforming businesses through initiatives to reduce costs and increase sales will be successful. Our cost-saving initiatives, including rationalizing our businesses, closing plants, reducing headcount and implementing new systems, have been complex, time-consuming and expensive. The consolidation of our North American Cabinet businesses, in particular, has involved the integration of multiple manufacturing processes and information technology platforms. If we cannot successfully implement these cost-saving initiatives, we may not fully achieve their anticipated benefits.

Our strategy to increase our sales in the Cabinets and Related Products segment through brand building, new product introductions and product innovation requires time to develop, implement and assess. Further, this segment faces significant pricing and promotional pressures. We have also taken several actions to improve the operations of our European cabinet businesses. If we cannot successfully implement these initiatives at all of our Cabinet businesses, our results of operations may continue to be negatively impacted.

Further, if the eventual economic recovery is fast-paced and robust, we may not be able to ramp up our reduced manufacturing and installation capacity in a timely fashion, and our ability to respond to increased demand could be limited, which could result in lost share and, ultimately, could negatively impact our operating results.

We rely on key customers and may encounter conflicts within and between our distribution channels.

The size and importance of individual customers to our businesses has increased as customers in our major distribution channels have consolidated or exited the business. In 2012, sales to our largest customer, The Home Depot, were $2.1 billion (approximately 28 percent of consolidated net sales). Lowe’s is our second largest customer. In 2012, sales to Lowe’s were less than ten percent of our consolidated net sales. These home center customers may reduce the number of vendors they purchase from and can make significant changes in their volume of purchases. Additionally, home centers can significantly affect the prices we receive for our products and services, our cost of doing business with them, and the terms and conditions on which we do business. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe’s would have a material adverse effect on our business.

As some of our customers expand their markets and their targeted customers, conflicts between our existing distribution channels have and will continue to occur, which could impact our results of operations. In addition, we may undermine the business relationships we have with customers who purchase our products through traditional wholesale channels as we increase the amount of business we transact directly with our customers. In addition, our large retail customers are increasingly requesting product exclusivity, which may affect our ability to offer products to other customers and may diminish our ability to leverage economies of scale.

We face significant competition.

Our products and services face significant competition, and this competition is further intensified during economic downturns. We believe that we compete on the basis of price, product and service quality, brand reputation, customer service and product features and innovation. Some home centers are increasing their purchases of select products in our segments directly from low-cost foreign manufacturers for sale as private label and house brand merchandise. Additionally, home centers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly marketing directly to professional contractors and installers, which may impact our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.

In our other distribution channels, we compete with foreign manufacturers in a variety of our product groups. These foreign manufacturers are putting downward pressures on price, particularly in the emerging markets we are entering. In our Cabinets and Related Products segment, we have experienced significant competition in the form of promotional pricing, discounts, and new product offerings by our competitors, which have impacted our results of operations. In some of our segments, we are also experiencing a shift in the mix of products we sell toward more value-priced or opening price point products, which may impact our ability to maintain or gain share and our profitability.

Our ability to maintain our competitive position in our industries and to grow our businesses depends upon successfully maintaining our relationships with major customers, implementing growth strategies and entering new geographic areas, including successful international penetration, capitalizing on and strengthening our brands, managing our cost structure, accommodating shorter life-cycles for our products, and developing and innovating products, none of which is assured.

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

It has been, and likely will continue to be, difficult for us to pass on to customers cost increases to cover our increased commodity and production costs. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to increase the prices of our products or achieve cost savings to offset increased commodity and production costs, our financial condition and operating results could be negatively impacted. If we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of share, particularly if our competitors do not increase their prices. When commodity prices decline, we may receive pressure from our customers to reduce prices for our products and services.

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

Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of products and components from manufacturers and other suppliers. We rely heavily or, in certain cases, exclusively, on outside suppliers for some of our products and key components. Failure by our suppliers to provide us quality products on commercially reasonable terms, or to comply with legal requirements, could have a material adverse effect on our financial condition or operating results. Resourcing these products and components to another supplier could take time and involve significant costs. Accordingly, the loss of a key supplier, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely impact our operating results.

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

Over 20 percent of our sales are made outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally the euro and the British pound sterling). Increased international sales make up an important part of our future strategic plans. In addition, we manufacture products in Asia and source products and components from third parties in Asia. Our international business faces risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws and regulations affecting activities of U.S. companies doing business abroad, including tax laws, laws regulating various business practices, and trade regulations which may include duties and tariffs can also impact our international business. Our international operating results may be influenced by economic conditions in Europe, including uncertainty regarding the European sovereign debt crisis, and competitive pricing pressures on certain products. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period and in forecasting future performance.

We have investments in financial assets, including assets that are not readily marketable and involve financial risk.

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

We have also experienced class action lawsuits in recent years predicated upon claims for antitrust violations, product liability and wage and hour issues. We have generally denied liability and have vigorously defended these cases. Due to their scope and complexity, however, these lawsuits can be particularly costly to defend and resolve, and we have and may continue to incur significant costs as a result of these types of lawsuits.

Increasingly, our homebuilder customers are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers may include our agreement to defend and indemnify them against various liabilities. These claims, often asserted several years after completion of construction, can result in complex lawsuits or claims against the homebuilders and many of their subcontractors, including us, and may require us to incur defense and indemnity costs even when our products or services are not the principal basis for the claims.

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

Compliance with government regulation and industry standards could impact our capital expenditures and operating results.

We are subject to U.S. and foreign government regulations, particularly those pertaining to health and safety (including protection of employees and consumers), climate disruption and environmental issues. In addition to complying with current requirements and requirements that will become effective at a future date, even more stringent requirements could be imposed on our industries in the future. Additionally, some of our products must be certified by industry organizations. Compliance with these regulations and industry standards may require us to alter our manufacturing and installation processes and our sourcing, which could adversely impact our competitive position. Further, if we do not effectively and timely comply with such regulations and industry standards, our operating results could be negatively affected.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel.

To be successful, we must attract, develop and retain highly qualified and talented personnel who have the experience, knowledge and expertise to successfully implement our key business strategies, particularly our international business expansion and the development of e-commerce capabilities. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect our competitive position and our operating results. Further, as the housing market recovers, if we are unable to recruit, train and retain sufficient skilled labor, we may not be able to adequately satisfy increased demand for our products and services, which could impact our operating results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below lists our principal North American properties for segments other than Installation and Other Services.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	10	9
Plumbing Products	21	4
Decorative Architectural Products	8	8
Other Specialty Products	10	6

Totals	49	27

Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

Our Installation and Other Services segment operates approximately 180 installation branch locations and approximately 70 distribution centers in the United States, most of which are leased.

The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	2	8
Plumbing Products	12	27
Decorative Architectural Products	—	—
Other Specialty Products	7	—

Totals	21	35

Most of our international facilities are located in China, Denmark, Germany and the United Kingdom. We generally own our international manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.

Our corporate headquarters are located in Taylor, Michigan and are owned by us. We own an additional building near our corporate headquarters that is used by our Masco Technical Services (research and development) department.

Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Item 3.	Legal Proceedings.

Information regarding legal proceedings involving us is set forth in Note T to our consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2012
Fourth	$17.19	$14.06	$.075
Third	16.48	11.53	.075
Second	14.68	11.55	.075
First	14.41	10.75	.075

Total			$.30

2011
Fourth	$10.71	$6.60	$.075
Third	12.50	6.78	.075
Second	14.43	11.73	.075
First	15.03	12.41	.075

Total			$.30

On January 31, 2013, there were approximately 5,014 holders of record of our common stock.

We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.

Equity Compensation Plan Information

We grant equity under our 2005 Long Term Stock Incentive Plan (the “2005 Plan”). The following table sets forth information as of December 31, 2012 concerning the 2005 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	30,415,783	$21.27	10,718,100

The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, and such information is incorporated herein by reference.

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), (ii) The Standard & Poor’s Industrials Index (“S&P Industrials Index”) and (iii) the Standard & Poor’s Consumer Durables & Apparel Index (“S&P Consumer Durables & Apparel Index”), from December 31, 2007 through December 31, 2012, when the closing price of our common stock was $16.66. The graph assumes investments of $100 on December 31, 2007 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2007 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2008	2009	2010	2011	2012
Masco	$55.78	$71.52	$67.12	$52.15	$92.49
S&P 500 Index	$63.45	$79.90	$91.74	$93.67	$108.55
S&P Industrials Index	$60.60	$72.83	$92.04	$91.50	$105.47
S&P Consumer Durables & Apparel Index	$66.43	$90.54	$118.19	$127.31	$154.72

In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise. At December 31, 2012, we had remaining authorization to repurchase up to 24 million shares. During the first quarter of 2012, we repurchased and retired one million shares of our common stock, for cash aggregating $8 million to offset the dilutive impact of the 2012 grant of one million shares of long-term stock awards. We have not purchased any shares since March 2012.

Item 6.	Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2012	2011	2010	2009	2008
Net Sales (1)	$7,745	$7,467	$7,486	$7,657	$9,338
Operating profit (loss) (1)(2)(3)(4)(5)(6)	$271	$(295)	$(463)	$70	$149
Loss from continuing operations attributable to Masco Corporation (1)(2)(3)(4)(5)(6)	$(76)	$(465)	$(1,022)	$(130)	$(329)
Loss per common share from continuing operations:
Basic	$(.22)	$(1.34)	$(2.94)	$(.38)	$(.95)
Diluted	$(.22)	$(1.34)	$(2.94)	$(.38)	$(.95)
Dividends declared	$.30	$.30	$.30	$.30	$.93
Dividends paid	$.30	$.30	$.30	$.46	$.925
At December 31:
Total assets	$6,875	$7,297	$8,140	$9,175	$9,483
Long-term debt	3,422	3,222	4,032	3,604	3,915
Shareholders’ equity	534	742	1,582	2,817	2,981

(1)	Amounts exclude discontinued operations.

(2)	The year 2012 includes non-cash impairment charges for other intangible assets aggregating $27 million after tax ($42 million pre-tax).

(3)	The year 2011 includes non-cash impairment charges for goodwill and other intangible assets aggregating $335 million after tax ($494 million pre-tax).

(4)	The year 2010 includes non-cash impairment charges for goodwill and other intangible assets aggregating $586 million after tax ($698 million pre-tax). The year 2010 also includes a valuation allowance on U.S. deferred tax assets of $372 million.

(5)	The year 2009 includes non-cash impairment charges for goodwill aggregating $180 million after tax ($262 million pre-tax).

(6)	The year 2008 includes non-cash impairment charges for goodwill and other intangible assets aggregating $412 million after tax ($415 million pre-tax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” “assume,” “seek,” “appear,” “may,” “should,” “will,” “forecast” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward-looking statements. We caution you against relying on any of these forward-looking statements. In addition to the various factors included in the “Executive Level Overview,” “Critical Accounting Policies and Estimates” and “Outlook for the Company” sections, our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses and our ability to maintain our competitive position in our industries. These and other factors are discussed in detail in Item 1A “Risk “Factors” of this Report. Any forward-looking statement made by us in this Report speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

We manufacture, distribute and install home improvement and building products. These products are sold for home improvement and new home construction through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors and direct to the consumer.

2012 Results.    Net sales were positively affected by increased new home construction and repair and remodel (except for big ticket items) in the U.S., partially offset by slowing economic conditions in Europe and a stronger U.S. dollar. Our results of operations were positively affected by a more favorable relationship between selling prices and commodity costs and most of our businesses were positively affected by the benefits associated with the business rationalizations and cost savings initiatives that we have implemented over the last several years.

Our Cabinets and Related Products segment continues to be negatively affected by continuing competitive market conditions in repair and remodel in the U.S. and softness in Europe. Our Plumbing Products segment results were positively affected by the benefits of increased sales volume of our North American operations partially offset by lower sales volume and a less favorable product mix related to our international operations. The Decorative Architectural Products segment was positively affected by a more favorable relationship between selling prices and commodity costs and lower program costs. The Installation and Other Services segment was positively affected by increased sales volume. The Other Specialty Products segment was positively affected by a more favorable relationship between selling prices and commodity costs, partially offset by the exit of certain geographies. The Other Specialty Products segment was also negatively affected by incremental warranty expenses of $12 million and the impairment of a registered trademark of $42 million.

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

Revenue Recognition and Receivables

We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record revenue for unbilled services performed based upon estimates of material and labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred bad debt expense related to customer defaults. Our bad debt expense was $14 million, $12 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In the past, we have invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. At December 31, 2012, our investment in auction rate securities was $22 million; we have not increased our investment in auction rate securities since 2007. The fair value of auction rate securities is estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). If we changed the discount rate used in the fair value estimate by 75 basis points, the value of the auction rate securities would change by approximately $1 million.

We have maintained investments in a number of private equity funds, which aggregated $69 million at December 31, 2012. We carry our investments in private equity funds and other private investments at cost. It is not practicable for us to estimate a fair value for private equity funds and other private investments because there are no quoted market prices, and sufficient information is not readily available for us to utilize a valuation model to determine the fair value for each fund. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

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

At December 31, 2012, we have investments in 15 venture capital funds, with an aggregate carrying value of $16 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2012, we also have investments in 21 buyout funds, with an aggregate carrying value of $53 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated housing starts and estimated repair and remodel activity.

In 2012, we utilized estimated housing starts, from independent industry sources, growing from current levels to 1.5 million units in 2017 (terminal growth year) and operating profit margins improving to approximate historical levels for those business units by 2017 (terminal growth year). We utilize our weighted average cost of capital of approximately 9.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2012, due to market conditions and based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11 percent to 13 percent for most of our reporting units.

In the fourth quarter of 2012, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no effect on the reported value of goodwill.

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

In 2012, we did not recognize any non-cash, pre-tax impairment charges for goodwill.

A ten percent decrease in the estimated fair value of our reporting units at December 31, 2012 would not have resulted in any additional analysis of goodwill impairment for any additional business unit.

We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In

2012, we recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $42 million ($27 million, after tax) attributable to our Other Specialty Products segment.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

Our 2005 Plan provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors. At December 31, 2012, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

Long-Term Stock Awards

We grant long-term stock awards to key employees and non-employee Directors and do not cause net share dilution inasmuch as we generally continue the practice of repurchasing and retiring an equal number of shares on the open market. We measure compensation expense for stock awards at the market price of our common stock at the grant date. There was $72 million (8 million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2012, which was included as a reduction of common stock and paid-in capital. Effective January 1, 2010, the vesting period for stock awards awarded after January 1, 2010 is five years. For stock awards granted prior to January 1, 2006, we recognize this expense over the vesting period of the stock awards, typically five to ten years, or for executive grantees that are, or will become, retirement-eligible during the vesting period, we recognize the expense over five years or immediately upon a grantee’s retirement. Effective January 1, 2006, we recognize this expense ratably over the shorter of the vesting period of the stock awards, typically five to ten years (except for stock awards held by grantees age 66 or older, which vest over five years), or the length of time until the grantee becomes retirement-eligible at age 65. Pre-tax compensation expense for the annual vesting of long-term stock awards was $35 million for 2012.

Stock Options

We grant stock options to key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than ten years after the grant date.

We measure compensation expense for stock options using a Black-Scholes option pricing model. We recognize this compensation expense ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. Pre-tax compensation expense for stock options was $15 million for 2012.

We estimated the fair value of stock options at the grant date using a Black-Scholes option pricing model with the following assumptions for 2012: risk-free interest rate – 1.09%, dividend yield – 2.57%, volatility factor – 50.97% and expected option life – six years. For expense calculation purposes, the weighted average grant-date fair value of option shares granted in 2012 was $4.44 per option share.

If we increased our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2012 would increase by 44 percent. If we lowered our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2012 would decrease by 55 percent.

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

In December 2012, we decreased our discount rate for obligations to an average of 3.80 percent from 4.40 percent. The discount rate for obligations is based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2012 Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 1.75 percent to 4.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.40 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets.

Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, increased to $462 million at December 31, 2012 from $439 million at December 31, 2011, primarily due to lower rates of return in the bond market in 2012. In accordance with accounting guidance, the underfunded amount has been recognized on our consolidated balance sheets at December 31, 2012 and 2011. Qualified domestic pension plan assets in 2012 had a net gain of approximately 17 percent compared to average gains of 13 percent for the Investor Force Defined Benefit Plan Universe.

Our projected benefit obligation for our unfunded non-qualified defined-benefit pension plans was $181 million at December 31, 2012 compared with $174 million at December 31, 2011. In accordance with accounting guidance, this unfunded amount has been recognized on our consolidated balance sheets at December 31, 2012 and 2011.

At December 31, 2012, we reported a net liability of $643 million, of which $181 million was related to our non-qualified, supplemental retirement plans, which are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage (“AFTAP”) for the various defined-benefit pension plans ranges from 71 percent to 84 percent.

We expect pension expense for our qualified defined-benefit pension plans to be $23 million in 2013 compared with $27 million in 2012. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2013 pension expense would increase by $4 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2013 compared with $9 million in 2012.

We anticipate that we will be required to contribute approximately $50 million to $60 million in 2013 to our qualified and non-qualified defined-benefit plans.

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

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.

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

During 2012 and 2011, objective and verifiable negative evidence, such as U.S. operating losses and significant impairment charges for U.S. goodwill in 2011 and other intangible assets, continued to outweigh positive evidence necessary to reduce the valuation allowance. As a result, we recorded increases of $65 million and $89 million in the valuation allowance related to our U.S. Federal deferred tax assets as a non-cash charge to income tax expense in 2012 and 2011, respectively.

Recording the valuation allowance does not restrict our ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

A rebound in the U.S. housing market from the recent historic lows and retail sales of building products improving from their current levels should have a positive impact on our operating results in the U.S. A return to sustained profitability in the U.S. should result in objective positive evidence thereby warranting the potential reversal of all or a portion of the valuation allowance.

The $203 million and $156 million of deferred tax assets at December 31, 2012 and 2011, respectively, for which there is no valuation allowance recorded, are anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities.

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

Other Commitments and Contingencies

Warranty.    At the time of sale, we accrue a warranty liability for the estimated cost to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Our estimate of costs to service our warranty obligations is based upon the information available and includes a number of factors such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with product manufacturing metrics and industry and demographic trends.

Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the aforementioned factors. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates thereby requiring adjustments to previously established accruals.

A majority of our business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from us. Our revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

We are subject to lawsuits and pending or asserted claims in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When estimates of our exposure for lawsuits and pending or asserted claims meet the criteria for recognition under accounting guidance, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments. See Note T to our consolidated financial statements for information regarding certain of our legal proceedings.

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

As part of our strategic planning, we continue to review all of our businesses to determine which businesses may not be core to our long-term growth strategy. As a result, during 2012, we sold several business units in the Installation and Other Services segment. These businesses were related to commercial drywall installation, millwork and framing; accordingly, we accounted for these businesses as discontinued operations in 2012 and 2011. See Note B to the consolidated financial statements for more information.

Liquidity and Capital Resources

Historically, we have largely funded our growth through cash provided by our operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of our common stock, including issuances for certain mergers and acquisitions.

Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies; as a result, we have cash of approximately $1.4 billion at December 31, 2012. Our total debt as a percent of total capitalization was 87 percent and 84 percent at December 31, 2012 and 2011, respectively.

We maintain a Credit Agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of January 10, 2014. The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies.

We have entered into two amendments of the Credit Agreement. The amendments provided for the add-back to shareholders’ equity in our debt to capitalization covenant of certain non-cash charges, changes to the valuation allowance on our deferred tax assets included in income tax expense, and certain future non-cash charges. The second amendment also revised the permitted ratio of consolidated EBITDA to the consolidated interest expense to 2.25 to 1.00 through December 31, 2012, increasing to 2.50 to 1.00 with respect to each quarter thereafter.

At December 31, 2012, we had additional borrowing capacity, subject to availability, of up to $873 million. Alternatively, at December 31, 2012, we could absorb a reduction to shareholders’ equity of approximately $470 million and remain in compliance with the debt to total capitalization covenant. We were in compliance with all Credit Agreement covenants and we had no borrowings under the Credit Agreement at December 31, 2012.

On March 5, 2012, we issued $400 million of 5.95% Notes due March 15, 2022 (“the Notes”). Including the interest rate swap amortization, the effective interest rate for the Notes is approximately 6.5%. The Notes are senior indebtedness and are redeemable at the Company’s option.

In January 2012, we repurchased $46 million of 5.875% Notes due July 15, 2012 in open-market transactions; we paid a premium of $1 million for the repurchase. In July 2012, we retired all of our $745 million of 5.875% Notes on the scheduled retirement date.

We had cash and cash investments of approximately $1.4 billion at December 31, 2012. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.

Of the $1.4 billion and the $1.7 billion of cash and cash investments we held at December 31, 2012 and 2011, respectively, $572 million and $551 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

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

We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro and the U.S. dollar; commodity cost fluctuations, primarily zinc and copper; and interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis.

During 2012, we paid quarterly dividends of $.075 per common share.

Our working capital ratio was 1.7 to 1 and 1.5 to 1 at December 31, 2012 and 2011, respectively. The increase in the working capital ratio is primarily due to the payment of $791 million of 5.875% Notes in July 2012, which were included in current liabilities at December 31, 2011, partially offset by the short-term classification of $200 million Notes due August 2013.

Cash Flows

Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2012	2011	2010
Net cash from operating activities	$281	$239	$465
Retirement of notes	(791)	(58)	(359)
Issuance of notes, net of issuance costs	396	—	494
Payment for settlement of swaps	(25)	—	—
Proceeds from disposition of:
Businesses, net of cash disposed	9	—	—
Property and equipment	67	24	18
Proceeds from financial investments, net	40	94	42
Tax benefit from stock-based compensation	—	—	4
Cash dividends paid	(107)	(107)	(108)
Capital expenditures	(119)	(151)	(137)
Purchase of Company common stock	(8)	(30)	(45)
Decrease in debt, net	(1)	(5)	(2)
Dividends paid to noncontrolling interest	(40)	(18)	(15)
Acquisition of businesses, net of cash acquired	—	(10)	—
Effect of exchange rates on cash and cash investments	17	(18)	(14)
Other, net	(24)	(19)	(41)

Cash (decrease) increase	$(305)	$(59)	$302

Our cash and cash investments decreased $305 million to $1,351 million at December 31, 2012, from $1,656 million at December 31, 2011.

Net cash provided by operations of $281 million consisted primarily of net (loss) adjusted for non-cash and certain other items, including depreciation and amortization expense of $214 million, a $42 million charge for the impairment of other intangible assets, a $50 million net change in deferred taxes and other non-cash items, including stock-based compensation expense and amortization expense related to in-store displays.

We continue to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 47 days at both December 31, 2012 and 2011, and days sales in inventories were 52 days at both December 31, 2012 and 2011. Accounts payable days were 66 days at December 31, 2012 and 63 days at December 31, 2011; the increase in payable days is due to our improved management of accounts payable. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 12.1 percent at December 31, 2012 and 12.2 percent at December 31, 2011.

Net cash used for financing activities was $576 million, primarily due to the retirement of $791 million of 5.875% Notes due July 15, 2012, $107 million for cash dividends paid, $25 million for the settlement of interest rate swaps and $8 million for the acquisition of our common stock to generally offset the dilutive impact of long-term stock awards granted in 2012, partially offset by the issuance of Notes for $396 million, net of issuance costs.

At December 31, 2012, we had remaining authorization from our Board of Directors to repurchase up to an additional 24 million shares of our common stock in open-market transactions or otherwise. We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Consistent with past practice, we anticipate repurchasing shares in 2013 to offset any dilution from long-term stock awards granted or stock options exercised as part of our compensation programs.

Net cash used for investing activities was $27 million, and included $119 million for capital expenditures. Cash provided by investing activities included primarily $67 million of net proceeds from the disposition of property and equipment and $40 million from the net sale of financial investments.

We invest in automating our manufacturing operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2012 were $119 million, compared with $151 million for 2011 and $137 million for 2010; for 2013, capital expenditures, excluding any potential 2013 acquisitions, are expected to be approximately $165 million. Depreciation and amortization expense for 2012 totaled $214 million, compared with $263 million for 2011 and $279 million for 2010; for 2013, depreciation and amortization expense, excluding any potential 2013 acquisitions, is expected to be approximately $210 million. Amortization expense totaled $12 million, $17 million and $18 million in 2012, 2011 and 2010, respectively.

Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor do we expect them to have, a material effect on our capital expenditures, financial position or results of operations.

Consolidated Results of Operations

We report our financial results in accordance with GAAP in the United States. However, we believe that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results.

Sales and Operations

Net sales for 2012 were $7.7 billion, which increased four percent compared with 2011. Excluding results from acquisitions and the negative effect of currency translation, net sales increased five percent compared with 2011. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months Ended December 31
	2012	2011
Net sales, as reported	$7,745	$7,467
– Acquisitions	(16)	—

Net sales, excluding acquisitions	7,729	7,467
– Currency translation	119	—

Net sales, excluding acquisitions and the effect of currency	$7,848	$7,467

Net sales for 2012 were positively affected by increased sales volume of installed products, North American plumbing products, paints and stains, builders’ hardware and windows, which, in aggregate,

increased sales by approximately four percent compared to 2011. Net sales for 2012 were also positively affected by selling price increases, which increased sales by approximately three percent. Net sales for 2012 were negatively affected by the planned exit of certain cabinet and window product lines in certain geographic areas. A stronger U.S. dollar decreased sales by two percent compared to 2011.

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

Our gross profit margins were 25.2 percent, 23.9 percent and 24.5 percent in 2012, 2011 and 2010, respectively. The 2012 gross profit margin reflects a more favorable relationship between selling prices and commodity costs as well as increased sales volume. The decrease in the 2011 gross profit margin reflects lower sales volume and a less favorable relationship between selling prices and commodity costs. Both 2012 and 2011 reflect the benefits associated with business rationalizations and other cost savings initiatives.

Selling, general and administrative expenses as a percent of sales were 20.2 percent in 2012 compared with 21.2 percent in 2011 and 21.3 percent in 2010. Selling, general and administrative expenses as a percent of sales in 2012 reflect increased sales volume and lower business rationalization costs. Selling, general and administrative expenses as a percent of sales in 2011 reflect increased expenses related to growth initiatives, offset by lower business rationalization expenses. Both 2012 and 2011 reflect the benefits associated with our business rationalizations and other cost savings initiatives.

Operating profit (loss) in 2012, 2011 and 2010 includes $78 million, $121 million and $208 million, respectively, of costs and charges related to business rationalizations and other cost savings initiatives. Operating profit (loss) in 2012, 2011 and 2010 includes $42 million, $494 million and $698 million, respectively, of impairment charges for goodwill and other intangible assets. Operating profit (loss) in 2012 and 2011 includes $77 million and $9 million, respectively, of net charges for litigation settlements. Operating profit (loss) in 2012 includes $8 million of net gains related to fixed asset sales. Operating profit (loss) margins, as reported, were 3.5 percent, (4.0) percent and (6.2) percent in 2012, 2011 and 2010, respectively. Operating profit margins, excluding the items above, were 6.1 percent, 4.4 percent and 5.9 percent in 2012, 2011 and 2010, respectively.

Operating margins in 2012 were positively affected by a more favorable relationship between selling prices and commodity costs, increased sales volume and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix and increased expenses related to growth initiatives. Such decreases more than offset lower business rationalization costs and the benefits associated with such expenses.

Other Income (Expense), Net

Other, net, for 2012 included gains of $24 million from financial investments, net. During 2012, we recognized non-cash, pre-tax impairment charges aggregating $2 million for an investment in a private equity fund. Other, net, for 2012 also included realized foreign currency losses of $2 million and other miscellaneous items.

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

Interest expense was $254 million, $254 million and $251 million in 2012, 2011 and 2010, respectively.

(Loss) Income and (Loss) Earnings Per Common Share from Continuing Operations (Attributable to Masco Corporation)

(Loss) and diluted (loss) per common share from continuing operations for 2012 were $(76) million and $(.22) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2011 were $(465) million and $(1.34) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2010 were $(1,022) million and $(2.94) per common share, respectively. (Loss) from continuing operations for 2012 included non-cash, pre-tax impairment charges for other intangible assets of $42 million ($27 million or $.08 per common share, after tax). (Loss) from continuing operations for 2011 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $494 million ($335 million or $.96 per common share, after tax). (Loss) from continuing operations for 2010 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $698 million ($586 million or $1.68 per common share, after tax).

Our effective tax rate for the loss from continuing operations was a 198 percent tax expense, a 10 percent tax benefit, and a 32 percent tax expense in 2012, 2011 and 2010, respectively. Compared to our normalized effective tax rate of 36 percent, the variance in the effective tax rate in 2012, 2011 and 2010 is due primarily to changes in the U.S. Federal valuation allowance, reversal of an accrual for uncertain tax positions and intangible asset impairment charges providing no tax benefit.

Outlook for the Company

We continue to make progress on our strategic initiatives, which include expanding our product leadership positions, reducing our costs, improving our Installation and Cabinet segments and strengthening our balance sheet. We believe these initiatives, coupled with the actions we have taken over the past several years, should position us for improved results in 2013, and continue to believe that we will outperform as new home construction and repair and remodel recover.

We believe and are confident that the long-term fundamentals for new home construction and home improvement activity continue to be positive. We believe that our strong financial position, together with our current strategy of investing in leadership brands, including KRAFTMAID and MERILLAT cabinets, DELTA and HANSGROHE faucets, BEHR paint and MILGARD windows, our continued focus on innovation and our commitment to lean principles, will allow us to drive long-term growth and create value for our shareholders.

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net Sales:
Cabinets and Related Products	$1,189	$1,231	$1,464	(3)%	(16)%
Plumbing Products	2,955	2,913	2,692	1%	8%
Installation and Other Services	1,209	1,077	1,041	12%	3%
Decorative Architectural Products	1,818	1,670	1,693	9%	(1)%
Other Specialty Products	574	576	596	—%	(3)%

Total	$7,745	$7,467	$7,486	4%	—%

North America	$6,046	$5,669	$5,823	7%	(3)%
International, principally Europe	1,699	1,798	1,663	(6)%	8%

Total	$7,745	$7,467	$7,486	4%	—%

	2012	2012(B)	2011	2011(B)	2010	2010(B)
Operating Profit (Loss): (A)
Cabinets and Related Products	$(120)	$(120)	$(206)	$(162)	$(250)	$(250)
Plumbing Products	307	307	322	323	331	332
Installation and Other Services	(19)	(19)	(79)	(79)	(798)	(101)
Decorative Architectural Products	329	329	196	271	345	345
Other Specialty Products	(31)	11	(401)	(27)	19	19

Total	$466	$508	$(168)	$326	$(353)	$345

North America	$360	$402	$(259)	$191	$(507)	$191
International, principally Europe	106	106	91	135	154	154

Total	466	508	(168)	326	(353)	345
General corporate expense, net	(126)	(126)	(118)	(118)	(110)	(110)
Charge for litigation settlements, net	(77)	(77)	(9)	(9)	—	—
Gain from sales of fixed assets, net	8	8	—	—	—	—

Total operating profit (loss)	$271	$313	$(295)	$199	$(463)	$235

	2012	2012(B)	2011	2011(B)	2010	2010(B)
Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	(10.1)%	(10.1)%	(16.7)%	(13.2)%	(17.1)%	(17.1)%
Plumbing Products	10.4%	10.4%	11.1%	11.1%	12.3%	12.3%
Installation and Other Services	(1.6)%	(1.6)%	(7.3)%	(7.3)%	(76.7)%	(9.7)%
Decorative Architectural Products	18.1%	18.1%	11.7%	16.2%	20.4%	20.4%
Other Specialty Products	(5.4)%	1.9%	(69.6)%	(4.7)%	3.2%	3.2%
North America	6.0%	6.6%	(4.6)%	3.4%	(8.7)%	3.3%
International, principally Europe	6.2%	6.2%	5.1%	7.5%	9.3%	9.3%
Total	6.0%	6.6%	(2.2)%	4.4%	(4.7)%	4.6%
Total operating profit (loss) margin, as reported	3.5%	N/A	(4.0)%	N/A	(6.2)%	N/A

(A)	Before general corporate expense, net, gain from sales of fixed assets, net and charge for litigation settlements, net; see Note O to the consolidated financial statements.

(B)	Excluding impairment charges for goodwill and other intangible assets. The 2012 impairment charge for other intangible assets was as follows: Other Specialty Products – $42 million. The 2011 impairment charges for goodwill and other intangible assets were as follows: Cabinets and Related Products – $44 million; Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million. The 2010 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products – $1 million; and Installation and Other Services – $697 million.

Business Segment Results Discussion

Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, charge for litigation settlements, net, gain from sales of fixed assets, net, and impairment charges for goodwill and other intangible assets in 2012, 2011 and 2010.

Business Rationalizations and Other Initiatives

Over the past several years, we have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other cost savings initiatives. For the years ended December 31, 2012, 2011 and 2010, we incurred net pre-tax costs and charges related to these initiatives of $78 million, $121 million and $208 million, respectively.

During 2012, our North American cabinet business continued to incur costs and charges of $33 million related to the closure of its countertop manufacturing facility (as a result of our strategic change to a sourcing model for countertops), the closure of a cabinet components facility and additional headcount reductions. Our Plumbing Products segment incurred costs of $25 million related to a plant closure and severance in our bathing systems business in North America and a plant closure and severance in Spain. We also incurred $14 million in costs related to severance actions at our corporate office. Finally, we incurred $6 million of costs and charges across our business units related to other cost savings initiatives.

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

In the fourth quarter of 2011, we decided to dispose of several non-core businesses in the Installation and Other Services segment. These businesses were related to commercial drywall installation, millwork and framing, and were classified as discontinued operations for all periods. During 2012, we sold all of these businesses, for net proceeds of $7 million.

Based on current plans, we anticipate costs and charges related to our business rationalizations and other initiatives to approximate $40 million in 2013. We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.

In early February 2013, we determined that our Danish ready-to-assemble cabinet business was no longer core to our long-term growth strategy and, accordingly we embarked on a plan for disposition. This business unit had 2012 sales of approximately $250 million and an operating loss of approximately $30 million. The disposition is expected to be completed within the next 12 months.

Cabinets and Related Products

Sales

Net sales of Cabinets and Related Products decreased primarily due to lower sales volume of international operations, which decreased sales by three percent from 2011. Such declines were partially offset by increased sales volume of North American operations and by increased selling prices, which increased sales by one percent compared to 2011. A stronger U.S. dollar decreased sales in this segment by two percent in 2012 compared to 2011.

Net sales in this segment decreased in 2011 primarily due to lower sales volumes of North American cabinets, which reduced sales by approximately four percent compared to 2010. Sales in this segment in 2011 were also negatively affected by the planned exit of North American ready-to-assemble and other non-core in-stock assembled cabinet product lines, particle board and door product lines, which reduced sales by approximately 11 percent compared to 2010. Sales were also negatively affected by lower sales volume of international cabinets, which reduced sales in this segment by approximately two percent compared to 2010. A weaker U.S. dollar increased sales by one percent in 2011 compared to 2010.

Net sales in this segment in 2010 were negatively affected by lower sales volumes of North American and international cabinets and the planned exit of ready-to-assemble and other non-core in-stock assembled cabinet product lines, particle board and door product lines.

Operating Results

Operating margins in the Cabinets and Related Products segment in 2012 were positively affected by lower business rationalization expenses and the benefits associated with such expenses incurred in prior years; such benefits were partially offset by lower operating results of international operations.

Operating margins in this segment in 2011 were positively affected by lower business rationalization expenses and the benefits associated with such expenses, including benefits related to the integration of the North American cabinet businesses. Such increases were partially offset by a less favorable relationship between selling prices and commodity costs, aggressive promotional activity and lower sales volume and the related under-absorption of fixed costs.

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

Plumbing Products

Sales

Net sales of Plumbing Products increased in 2012 primarily due to increased sales volume of North American operations and increased selling prices, which, in aggregate, increased sales by approximately five percent compared to 2011. Lower sales volume of international operations decreased sales in this segment by one percent from 2011. A stronger U.S. dollar decreased sales by three percent in 2012 compared to 2011.

Net sales in this segment increased in 2011 primarily due to increased selling prices, which increased sales by approximately three percent compared to 2010. Sales were also positively affected by increased sales volume in North America and International, which, in aggregate, increased sales by approximately three percent compared to 2010. A weaker U.S. dollar increased sales by two percent in 2011 compared to 2010.

Net sales in this segment in 2010 were positively affected by a more favorable product mix to North American retailers and wholesalers, increased selling prices, and sales of International operations. Such increases were partially offset by lower sales volume to North American retailers and wholesalers.

Operating Results

Operating margins in the Plumbing Products segment in 2012 were negatively affected by lower sales volume and a less favorable product mix principally related to international operations. Such declines more than offset increased North American sales volume and a more favorable relationship between selling prices and commodity costs.

Operating margins in this segment in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix and increased expenses related to growth initiatives which offset the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2010 were positively affected by a more favorable product mix and the positive relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.

Installation and Other Services

Sales

Net sales in the Installation and Other Services segment increased in 2012 primarily due to increased sales volume related to a higher level of activity in the new home construction market and increased commercial sales.

Net sales in this segment increased in 2011 primarily due to increased distribution sales, increased selling prices and increased retrofit and commercial sales. Such increases were partially offset by lower sales volume of installed products related to a continued decline in the new home construction market, the downward trend in the size and content of new houses in early 2011 and the increased multi-family construction; we gained share in single-family construction.

Net sales in this segment decreased in 2010 primarily due to lower sales volume related to reduced share in the new home construction market. Sales in this segment were also negatively affected by a downward trend in the size and content of new houses being constructed by our builder customers.

Operating Results

Operating margins in the Installation and Other Services segment in 2012 were positively affected by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.

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

Decorative Architectural Products

Sales

Net sales of Decorative Architectural Products increased in 2012, primarily due to increased selling prices of paints and stains, as well as increased sales volume of paints and stains and builders’ hardware.

Net sales in this segment decreased in 2011, primarily due to lower sales volume of paints and stains and builders’ hardware. Such declines in 2011 were partially offset by increased selling prices of paints and stains.

Net sales in this segment in 2010 were negatively affected by lower sales volume of builders’ hardware and lower selling prices of paints and stains, partially offset by a more favorable product mix of paints and stains, related to new product introductions.

Operating Results

Operating margins in the Decorative Architectural Products segment in 2012 reflect a more favorable product mix, a more favorable relationship between selling prices and commodity costs related to paints and stains and lower program costs related to builders’ hardware.

Operating margins in this segment in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs related to paints and stains and increased expenses related to growth initiatives. This segment was also negatively affected by increased business rationalization expenses related to the exit of a builders’ hardware product line.

Operating margins in this segment in 2010 were negatively affected by a less favorable relationship between selling prices and commodity costs related to paints and stains, as well as lower sales volume of builders’ hardware. Such declines more than offset the benefit of a more favorable product mix of paints and stains, related to new product introductions.

Other Specialty Products

Sales

Net sales of Other Specialty Products were flat in 2012 primarily due to increased sales volume of windows in Western markets in the U.S., a more favorable product mix and increased selling prices which were offset by lower sales volume of North American windows resulting from the exit of certain markets.

Net sales in this segment decreased in 2011 primarily due to lower sales volume of windows in North America (due to the expiration of the energy tax credit in 2010) and the U.K., partially offset by increased selling prices and increased sales related to new product introductions and geographic expansion. A weaker U.S. dollar increased sales in this segment by one percent compared to 2010.

Net sales in this segment increased in 2010 primarily due to increased sales volume of windows in North America, principally related to the energy-savings tax credit which expired at the end of 2010, and increased sales volume of staple gun tackers and other fastening tools.

Operating Results

Operating results in the Other Specialty Products segment in 2012 were positively affected by the benefits associated with business rationalizations and other cost savings initiatives, lower business rationalization costs and a more favorable relationship between selling prices and commodity costs. These items more than offset the increased warranty expense of $12 million.

Operating margins in this segment in 2011 were negatively affected by increased business rationalization expenses, lower sales volume and increased product launch and geographic expansion costs. Such decreases offset a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in this segment in 2010 reflect the negative effect of a less favorable relationship between selling prices and commodity costs and a less favorable windows product mix. Such declines offset the benefits associated with business rationalizations and other cost savings initiatives.

Geographic Area Results Discussion

North America

Sales

North American net sales in 2012 were positively impacted by increased sales volume of installation and other services, plumbing products, paints and stains, builders’ hardware and windows, which, in the aggregate, increased sales by approximately four percent compared to 2011. Net sales were also positively affected by increased selling prices of plumbing products and paints and stains, which increased sales by approximately three percent compared to 2011.

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

North American net sales in 2010 were negatively impacted by lower sales volume of installation and other services, cabinets, plumbing products, and builders’ hardware, partially offset by a more favorable product mix of plumbing products and paints and stains, which increased sales by approximately one percent compared to 2009.

Operating Results

Operating margins from North American operations in 2012 were positively affected by a more favorable relationship between selling prices and commodity costs, lower business rationalization expenses and the benefits associated with business rationalization and other cost savings initiatives which, in aggregate, increased operating margins by three percentage points.

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

International, Principally Europe

Sales

Net sales from international operations in 2012 were flat in local currencies compared to 2011, primarily due to lower sales volume of international plumbing products, cabinets and windows, offset by increased selling prices. A stronger U.S. dollar decreased International net sales by six percent in 2012 compared to 2011.

Net sales from international operations increased in local currencies in 2011 by approximately three percent compared to 2010, primarily due to increased sales volume and increased selling prices of International plumbing products, offset by lower sales volume of International cabinets. A weaker U.S. dollar increased International net sales by five percent in 2011 compared to 2010.

Net sales from international operations increased in local currencies in 2010, primarily due to increased sales volume and increased selling prices of International plumbing products and windows, offset by lower sales volume of International cabinets.

Operating Results

Operating profit margins from international operations in 2012 were negatively affected by a less favorable product mix, partially offset by a more favorable relationship between selling prices and commodity costs, primarily related to international plumbing products, the benefits associated with business rationalizations and other cost savings initiatives.

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

Other Matters

Commitments and Contingencies

Litigation

Information regarding our legal proceedings is set forth in Note T to the consolidated financial statements, which is incorporated herein by reference.

Other Commitments

With respect to our investments in private equity funds, we had, at December 31, 2012, commitments to contribute up to $19 million of additional capital to such funds, representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2012, in millions:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other(D)	Total
Debt (A)	$206	$1,503	$416	$1,503	$—	$3,628
Interest (A)	221	585	217	628	—	1,651
Operating leases	91	93	28	48	—	260
Currently payable income taxes	27	—	—	—	—	27
Private equity funds (B)	10	9	—	—	—	19
Purchase commitments (C)	256	10	—	—	—	266
Uncertain tax positions, including interest and penalties (D)	1	—	—	—	67	68

Total	$812	$2,200	$661	$2,179	$67	$5,919

(A)	We assumed that all debt would be held to maturity.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)	Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Refer to Footnote M of our financial statements for defined-benefit plan obligations.

Recently Issued Accounting Pronouncements. On January 1, 2012, we adopted new accounting guidance requiring more prominent presentation of other comprehensive income items in our consolidated financial statements. The adoption of this new guidance did not have an impact on our financial position or our results of operations.

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

At December 31, 2012, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, a 10 percent change in commodity costs, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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

The management of Masco Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company’s consolidated financial statements and of the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2012. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation’s internal control over financial reporting as of December 31, 2012 and expressed an unqualified opinion on the Company’s 2012 consolidated financial statements. This report appears under Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Masco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

February 15, 2013

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

at December 31, 2012 and 2011

(In Millions, Except Share Data)
	2012	2011
ASSETS
Current Assets:
Cash and cash investments	$1,351	$1,656
Receivables	965	914
Inventories	792	769
Prepaid expenses and other	109	70
Assets held for sale	—	20

Total current assets	3,217	3,429
Property and equipment, net	1,429	1,567
Goodwill	1,894	1,891
Other intangible assets, net	151	196
Other assets	184	209
Assets held for sale	—	5

Total Assets	$6,875	$7,297

LIABILITIES and EQUITY

Current Liabilities:
Accounts payable	$819	$770
Notes payable	206	803
Accrued liabilities	837	782
Liabilities held for sale	—	8

Total current liabilities	1,862	2,363

Long-term debt	3,422	3,222
Deferred income taxes and other	1,057	970

Total Liabilities	6,341	6,555

Commitments and contingencies
Equity:
Masco Corporation’s shareholders’ equity Common shares authorized: 1,400,000,000; issued and outstanding: 2012 – 349,000,000; 2011 – 347,900,000	349	348
Preferred shares authorized: 1,000,000; issued and outstanding: 2012 and 2011 – None	—	—
Paid-in capital	16	65
Retained (deficit) earnings	(102)	38
Accumulated other comprehensive income	59	76

Total Masco Corporation’s shareholders’ equity	322	527
Noncontrolling interest	212	215

Total Equity	534	742

Total Liabilities and Equity	$6,875	$7,297

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2012, 2011 and 2010

(In Millions, Except Per Common Share Data)
	2012	2011	2010
Net sales	$7,745	$7,467	$7,486
Cost of sales	5,794	5,683	5,653

Gross profit	1,951	1,784	1,833
Selling, general and administrative expenses	1,561	1,576	1,598
Charge for litigation settlements, net	77	9	—
Impairment charges for goodwill and other intangible assets	42	494	698

Operating profit (loss)	271	(295)	(463)

Other income (expense), net:
Interest expense	(254)	(254)	(251)
Impairment charges for financial investments	(2)	—	(34)
Other, net	27	77	7

	(229)	(177)	(278)

Income (loss) from continuing operations before income taxes	42	(472)	(741)
Income tax expense (benefit)	83	(49)	240

Loss from continuing operations	(41)	(423)	(981)
Loss from discontinued operations, net	(38)	(110)	(21)

Net loss	(79)	(533)	(1,002)
Less: Net income attributable to noncontrolling interest	35	42	41

Net loss attributable to Masco Corporation	$(114)	$(575)	$(1,043)

Loss per common share attributable to Masco Corporation:
Basic:
Loss from continuing operations	$(.22)	$(1.34)	$(2.94)
Loss from discontinued operations, net	(.11)	(.32)	(.06)

Net loss	$(.33)	$(1.66)	$(3.00)

Diluted:
Loss from continuing operations	$(.22)	$(1.34)	$(2.94)
Loss from discontinued operations, net	(.11)	(.32)	(.06)

Net loss	$(.33)	$(1.66)	$(3.00)

Amounts attributable to Masco Corporation:
Loss from continuing operations	$(76)	$(465)	$(1,022)
Loss from discontinued operations, net	(38)	(110)	(21)

Net loss	$(114)	$(575)	$(1,043)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the years ended December 31, 2012, 2011 and 2010

(In Millions)
	2012	2011	2010
Net loss	$(79)	$(533)	$(1,002)
Less: Net income attributable to noncontrolling Interest	35	42	41

Net loss attributable to Masco Corporation	$(114)	$(575)	$(1,043)

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	$28	$(30)	$(57)
Unrealized gain (loss) on interest rate swaps, net of income tax of $—, $— and $—, respectively	2	(23)	—
Unrealized (loss) gain on marketable securities, net of income tax of $—, $— and $—, respectively	—	(38)	1
Unrecognized pension prior service cost and net loss, net of income tax (benefit) of $(9), $5 and $—, respectively	(45)	(113)	(53)

Other comprehensive loss	(15)	(204)	(109)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest	2	(7)	(16)

Other comprehensive loss attributable to Masco Corporation	$(17)	$(197)	$(93)

Total comprehensive loss	$(94)	$(737)	$(1,111)

Less: Total comprehensive income attributable to noncontrolling interest	37	35	25

Total comprehensive loss attributable to Masco Corporation	$(131)	$(772)	$(1,136)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2012, 2011 and 2010

	(In Millions)
	2012	2011	2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net loss	$(79)	$(533)	$(1,002)
Depreciation and amortization	214	263	279
Deferred income taxes	50	(112)	168
Non-cash loss on disposition of businesses, net	4	—	—
(Gain) on disposition of investments, net	(24)	(71)	(8)
Impairment charges:
Financial investments	2	—	34
Goodwill and other intangible assets	42	494	698
Long-lived assets	—	—	67
Discontinued operations	3	86	23
Stock-based compensation	61	61	62
Other items, net	(28)	53	29
(Increase) decrease in receivables	(50)	(60)	80
(Increase) decrease in inventories	(16)	(54)	2
Increase in accounts payable and accrued liabilities, net	102	112	33

Net cash from operating activities	281	239	465

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	4	4	4
Payment of debt	(5)	(9)	(6)
Issuance of notes, net of issuance costs	396	—	494
Credit Agreement costs	—	(1)	(9)
Retirement of notes	(791)	(58)	(359)
Payment for settlement of swaps	(25)	—	—
Purchase of Company common stock	(8)	(30)	(45)
Tax benefit from stock-based compensation	—	—	4
Dividends paid to noncontrolling interest	(40)	(18)	(15)
Cash dividends paid	(107)	(107)	(108)

Net cash for financing activities	(576)	(219)	(40)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(119)	(151)	(137)
Acquisition of businesses, net of cash acquired	—	(10)	—
Proceeds from disposition of:
Marketable securities	—	49	22
Businesses, net of cash disposed	9	—	—
Property and equipment	67	24	18
Other financial investments, net	40	45	20
Other, net	(24)	(18)	(32)

Net cash for investing activities	(27)	(61)	(109)

Effect of exchange rate changes on cash and cash investments	17	(18)	(14)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(305)	(59)	302
At January 1	1,656	1,715	1,413

At December 31	$1,351	$1,656	$1,715

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

for the years ended December 31, 2012, 2011 and 2010

	(In Millions, Except Per Share Data)
	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2010	$2,817	$350	$42	$1,871	$366	$188
Total comprehensive (loss) income	(1,111)			(1,043)	(93)	25
Shares issued	—	2	(2)
Shares retired:
Repurchased	(45)	(3)	(42)
Surrendered (non-cash)	(6)		(6)
Cash dividends declared	(108)			(108)
Dividends paid to noncontrolling interest	(15)					(15)
Stock-based compensation	50		50

Balance, December 31, 2010	$1,582	$349	$42	$720	$273	$198

Total comprehensive (loss) income	(737)			(575)	(197)	35
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(107)			(107)
Dividends paid to noncontrolling interest	(18)					(18)
Stock-based compensation	60		60

Balance, December 31, 2011	$742	$348	$65	$38	$76	$215

Total comprehensive (loss) income	(94)			(114)	(17)	37
Shares issued	(1)	3	(4)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(107)		(81)	(26)
Dividends paid to noncontrolling interest	(40)					(40)
Stock-based compensation	50		50

Balance, December 31, 2012	$534	$349	$16	$(102)	$59	$212

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

Revenue Recognition.    The Company recognizes revenue as title to products and risk of loss is transferred to customers or when services are rendered, net of applicable provisions for discounts, returns and allowances. The Company records revenue for unbilled services performed based upon material and labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

Customer Promotion Costs.    The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. In-store displays that are owned by the Company and used to market the Company’s products are included in other assets in the consolidated balance sheets and are amortized using the straight-line method over the expected useful life of three to five years; related amortization expense is classified as a selling expense in the consolidated statements of operations.

Foreign Currency.    The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the accumulated other comprehensive income component of shareholders’ equity. Realized foreign currency transaction gains and losses are included in the consolidated statements of operations in other income (expense), net.

Cash and Cash Investments.    The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

Receivables.    The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an on-going basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in the Company’s markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $74 million and $61 million at December 31,

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  ACCOUNTING POLICIES (Continued)

2012 and 2011, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $18 million and $17 million at December 31, 2012 and 2011, respectively.

Property and Equipment.    Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance and repair costs are charged against earnings as incurred.

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

Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $202 million, $246 million and $261 million in 2012, 2011 and 2010, respectively. Such depreciation expense included accelerated depreciation of $28 million (primarily in the Cabinets and Related Products and Plumbing Products segments), $59 million (primarily in the Cabinets and Related Products and Other Specialty Products segments) and $43 million (primarily in the Cabinets and Related Products segment) in 2012, 2011 and 2010, respectively.

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

Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company utilizes its weighted average cost of capital of approximately 9.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2012, due to market conditions, the Company increased the discount rate to a range of 11 percent to 13 percent for most of its reporting units. The Company records an impairment to goodwill (adjusting the value to the estimated fair value) if the book value exceeds the estimated fair value.

The Company reviews its other indefinite-lived intangible assets for impairment annually in the fourth quarter of each year, or as events occur or circumstances change that indicate the assets may

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  ACCOUNTING POLICIES (Continued)

be impaired without regard to the reporting unit. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near–and long-term.

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

Warranty.    At the time of sale, the Company accrues a warranty liability for the estimated cost to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. The Company’s estimate of costs to service its warranty obligations is based upon the information available and includes a number of factors such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with product manufacturing metrics and industry and demographic trends.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  ACCOUNTING POLICIES (Concluded)

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

Noncontrolling Interest.    The Company owns 68 percent of Hansgrohe AG at both December 31, 2012 and 2011. The aggregate noncontrolling interest, net of dividends, at December 31, 2012 and 2011 has been recorded as a component of equity on the Company’s consolidated balance sheets.

Interest and Penalties on Uncertain Tax Positions.    The Company records interest and penalties on its uncertain tax positions in income tax expense.

Reclassifications.    Certain prior-year amounts have been reclassified to conform to the 2012 presentation in the consolidated financial statements. In the Company’s consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements.    On January 1, 2012, the Company adopted new accounting guidance requiring more prominent presentation of other comprehensive income items in the Company’s consolidated financial statements. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

B.  DISCONTINUED OPERATIONS

The presentation of discontinued operations includes components of the Company that the Company intends to sell, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company. The Company has accounted for the business units identified in 2011 as discontinued operations.

During 2011, the Company determined that several businesses in the Installation and Other Services segment were not core to the Company’s long-term growth strategy. These businesses provide commercial drywall installation, millwork and framing services. During 2012, the Company disposed all of these businesses for net proceeds of $7 million.

Losses from these 2011 discontinued operations were included in loss from discontinued operations, net, in the consolidated statements of operations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.  DISCONTINUED OPERATIONS (Concluded)

Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2012	2011	2010
Net sales	$71	$93	$106

Operating loss from discontinued operations	$(13)	$(22)	$(13)
Impairment of assets held for sale	(3)	(86)	(23)
Loss on disposal of discontinued operations, net	(6)	(3)	—

Loss before income tax	(22)	(111)	(36)
Income tax expense (benefit)	16	(1)	(15)

Loss from discontinued operations, net	$(38)	$(110)	$(21)

Included in the impairment of assets held for sale, net in 2011 is the impairment of indefinite and definite-lived intangible assets of $56 million, the impairment of goodwill of $13 million and the impairment of fixed and other assets of $17 million. Included in the loss on disposal of discontinued operations, net in 2011 is $3 million expense reflecting the adjustment of certain assets related to businesses disposed in prior years.

The unusual relationship between income tax expense and loss before income tax in 2012 results primarily from the increase in the deferred tax liability associated with the abandonment of tax basis in indefinite-lived intangibles due to the disposition of certain discontinued operations.

The unusual relationship between income taxes and loss before income taxes in 2011 resulted primarily from certain losses providing no current tax benefit.

The income tax benefit recorded in 2010 relates primarily to the allocation of an income tax benefit to impairment charges on goodwill and other indefinite-lived intangible assets of certain discontinued operations.

Also during 2011, the Company decided to exit a product line in builders’ hardware in the Decorative Architectural Products segment with net sales of $1 million and an operating loss of $15 million in 2011 (including $8 million to write-down inventory related to satisfaction of contractual obligations). In the first quarter of 2012, the Company disposed of this product line. This business was included in continuing operations through the date of disposal.

C.  ACQUISITIONS

In late 2011, the Company acquired a small manufacturer of hot tubs in the Plumbing Products segment; this business allows the Company to expand its spa offering into additional price point categories. The total net cash purchase price was $10 million in 2011. The results of this acquisition are included in the consolidated financial statements from the date of acquisition.

Certain purchase agreements provided for the payment of additional consideration in cash, contingent upon whether certain conditions are met, including the operating performance of the acquired business. At December 31, 2012 and 2011, there was no outstanding contingent consideration.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D.  INVENTORIES

	(In Millions) At December 31
	2012	2011
Finished goods	$419	$390
Raw material	278	280
Work in process	95	99

Total	$792	$769

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

Financial investments included in other assets were as follows, in millions:

	At December 31
	2012	2011
Auction rate securities	$22	$22

Total recurring investments	22	22
Private equity funds	69	86
Other investments	4	4

Total non-recurring investments	73	90
Total	$95	$112

The Company’s investments in available-for-sale securities at December 31, 2012 and 2011 were as follows, in millions:

		Pre-tax
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
December 31, 2012	$19	$3	$—	$22
December 31, 2011	$19	$3	$—	$22

The Company’s investments in private equity funds and other private investments are carried at cost. At December 31, 2012, the Company has investments in 15 venture capital funds, with an aggregate carrying value of $16 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2012, the Company also has investments in 21 buyout funds, with an aggregate carrying value of $53 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

During 2011, the Company sold 1,974,000 shares of its investment in TriMas common stock for cash of $43 million; at December 31, 2012 and 2011, the Company did not own any shares of TriMas common stock.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

Financial investments and (liabilities) measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	Dec. 31, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
	Dec. 31, 2011	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

The following table summarizes the changes in Level 3 financial investments measured at fair value on a recurring basis, in millions:

	Auction Rate Securities December 31
	2012	2011
Fair value January 1	$22	$22
Total losses included in earnings
Unrealized losses	—	—
Purchases, issuances, settlements	—	—
Transfers from Level 3 to Level 2	—	—

Fair value at December 31	$22	$22

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

Financial investments measured at fair value on a non-recurring basis during 2012 and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	Dec. 31, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Private equity funds	$2	$—	$—	$2	$(2)

	$2	$—	$—	$2	$(2)

During 2011, there were no financial investments measured on a non-recurring basis. None of the Company’s investments in private equity funds, for which fair value was determined, had unrealized losses in 2012 or 2011.

The remaining private equity investments in 2012 with an aggregate carrying value of $67 million, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment. The Company did not have any transfers between Level 1 and Level 2 financial assets in 2012 or 2011.

Realized Gains (Losses) and Impairment Charges.    During July 2012, based on information from a fund manager, the Company determined that the decline in estimated value of one private equity fund (with an aggregate carrying value of $4 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash pre-tax impairment charges of $2 million. During 2010, based on information from the fund managers, the Company determined that the decline in the estimated value of three private equity funds (with an aggregate carrying value of $6 million prior to impairment) was other-than-temporary and, accordingly, recognized non-cash, pre-tax impairment charges of $4 million. During 2010, the Company also determined that the decline in the estimated value of one private investment was other-than-temporary and, accordingly, recognized a non-cash, pre-tax impairment charge of $2 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Concluded)

Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2012	2011	2010
Realized gains from marketable securities	$—	$41	$10
Realized losses from marketable securities	—	—	(8)
Income from other investments, net	24	32	7

Income from financial investments, net	$24	$73	$9

Impairment charges:
Asahi Tec	$—	$—	$(28)
Private equity funds	(2)	—	(4)
Other private investments	—	—	(2)

Total impairment charges	$(2)	$—	$(34)

During 2010, the Company and Asahi Tec agreed to amend the preferred stock to include a more favorable conversion feature into common stock and to include a mandatory conversion date of February 28, 2011. As a result of the amendment, the Company recognized a $28 million impairment loss based on the current fair value of the preferred stock on an if-converted basis in 2010. During the last six months of 2010, the Company converted all its holdings of Asahi Tec preferred stock into common stock which was sold, in its entirety, in open market transactions. The Company realized cash proceeds of $11 million and realized losses aggregating $8 million in 2010. As a result of the disposition of the Asahi Tec common stock, the Company received a tax refund of $16 million in 2011 relating to the utilization of a loss carryback to offset taxes paid on prior capital gains.

The impairment charges related to the Company’s financial investments recognized during 2012 and 2010 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2012 was approximately $4.0 billion, compared with the aggregate carrying value of $3.6 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2011 was approximately $4.0 billion, compared with the aggregate carrying value of $4.0 billion.

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

Interest Rate Swap Agreements.    In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it had entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in the Company’s consolidated statement of operations in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At December 31, 2012, the balance remaining was $21 million. At December 31, 2011, the interest rate swaps were considered 100 percent effective; therefore, the market valuation of $23 million was recorded in other comprehensive income in the Company’s statement of shareholders’ equity with a corresponding increase to accrued other in the Company’s condensed consolidated balance sheet at December 31, 2011.

In 2012, the Company recognized a decrease in interest expense of $6 million, offset by interest expense of $2 million related to the cash flow hedge terminated in March 2012. In 2011 and 2010, the Company recognized a decrease in interest expense of $10 million and $12 million, respectively, related to the amortization of gains resulting from the terminations (in 2008 and 2004) of two fair value interest rate swap agreements.

Foreign Currency Contracts.    The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk during 2012, 2011 and 2010, the Company, including certain European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in the Company’s consolidated statements of operations in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metals Contracts.    During 2012, 2011 and 2010, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in the Company’s consolidated statements of operations in cost of sales.

The pre-tax (losses) gains included in the Company’s consolidated statements of operations are as follows, in millions:

	Twelve Months Ended December 31,
	2012	2011	2010
Foreign Currency Contracts
Exchange Contracts	$(2)	$3	$3
Forward Contracts	—	3	(2)
Metals Contracts	2	(7)	7

Total (losses) gains	$—	$(1)	$8

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

The Company presents its net derivatives due to the right of offset by its counterparties under master netting arrangements in current assets or accrued liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, is as follows, in millions:

	At December 31, 2012
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$172
Current liabilities		$—	$5
Forward Contracts	76
Current assets		1	1
Metals Contracts	35
Current liabilities		1	2

Total		$2	$8

	At December 31, 2011
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$108
Current assets		$8	$—
Forward Contracts	76
Current assets		1	—
Current liabilities		1	2
Metals Contracts	67
Current assets		2	—
Current liabilities		—	4

Total		$12	$6

The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G.  PROPERTY AND EQUIPMENT

	(In Millions) At December 31
	2012	2011
Land and improvements	$150	$183
Buildings	892	1,004
Machinery and equipment	2,189	2,159

	3,231	3,346
Less: Accumulated depreciation	1,802	1,779

Total	$1,429	$1,567

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G.  PROPERTY AND EQUIPMENT (Concluded)

The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of operations totaled approximately $96 million, $103 million and $111 million during 2012, 2011 and 2010, respectively. Future minimum lease payments at December 31, 2012 were approximately as follows: 2013 – $91 million; 2014 – $43 million; 2015 – $30 million; 2016 – $20 million; 2017 – $14 million; and 2018 and beyond – $62 million.

The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $5 million, $5 million and $6 million in 2012, 2011 and 2010, respectively.

As a result of its business rationalization activities over the last several years, at December 31, 2012 and 2011, the Company was holding several facilities for sale, within the Cabinets and Related Products segment and the Other Specialty Products segment. At December 31, 2012 and 2011, the net book value of those facilities was approximately $14 million and $49 million, respectively, and approximates fair value. Fair value was estimated using a market approach, considering the estimated fair values for the other comparable buildings in the areas where the facilities are located, Level 3 inputs.

In the fourth quarter of 2012, the Company determined that the estimated fair value calculated for one business unit in the Cabinets and Related Products segment and one business unit in the Plumbing Products segment was lower than the net book value of each of those business units. The Company assessed the long-lived assets associated with these business units and determined that no impairment was necessary at December 31, 2012.

H.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2012 and 2011, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2012	Accumulated Impairment Losses	Net Goodwill At December 31, 2012
Cabinets and Related Products	$589	$(408)	$181
Plumbing Products	544	(340)	204
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	980	(734)	246

Total	$4,213	$(2,319)	$1,894

	Gross Goodwill At December 31, 2011	Accumulated Impairment Losses	Net Goodwill At December 31, 2011	Pre-tax Impairment Charge	Other(C)	Net Goodwill At December 31, 2012
Cabinets and Related Products	$589	$(408)	$181	$—	$—	$181
Plumbing Products	541	(340)	201	—	3	204
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	980	(734)	246	—	—	246

Total	$4,210	$(2,319)	$1,891	$—	$3	$1,894

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.  GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	Gross Goodwill At December 31, 2010	Accumulated Impairment Losses	Net Goodwill At December 31, 2010	Additions(A)	Discontinued Operations(B)	Pre-tax Impairment Charge	Other(C)	Net Goodwill At December 31, 2011
Cabinets and Related Products	$587	$(364)	$223	$—	$—	$(44)	$2	$181
Plumbing Products	536	(340)	196	9	—	—	(4)	201
Installation and Other Services	1,819	(762)	1,057	—	(13)	—	—	1,044
Decorative Architectural Products	294	—	294	—	—	(75)	—	219
Other Specialty Products	980	(367)	613	—	—	(367)	—	246

Total	$4,216	$(1,833)	$2,383	$9	$(13)	$(486)	$(2)	$1,891

(A)	Additions include acquisitions.

(B)	During 2011, the Company reclassified the goodwill related to the business units held for sale. Subsequent to the reclassification, the Company recognized a charge for those business units expected to be divested at a loss; the charge included a write-down of goodwill of $13 million.

(C)	Other principally includes the effect of foreign currency translation and purchase price adjustments related to prior-year acquisitions.

In the fourth quarters of 2012 and 2011, the Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets. The impairment test in 2012 indicated there was no impairment of goodwill for any of the Company’s reporting units.

The impairment test in 2011 indicated that goodwill recorded for certain of the Company’s reporting units was impaired. The Company recognized the non-cash, pre-tax impairment charges, in continuing operations, for goodwill of $486 million ($330 million, after tax) for 2011. In 2011, the pre-tax impairment charge in the Cabinets and Related Products segment relates to the European ready-to-assemble cabinet manufacturer and reflects the declining demand for certain products, as well as decreased operating margins. The pre-tax impairment charge in the Decorative Architectural Products segment relates to the builders’ hardware business and reflects increasing competitive conditions for that business. The pre-tax impairment charge in the Other Specialty Products segment relates to the North American window and door business and reflects the continuing weak level of new home construction activity in the western U.S., the reduced levels of repair and remodel activity and the expectation that recovery in these segments will be modestly slower than anticipated. The Company then assessed the long-lived assets associated with these business units and determined no impairment was necessary at December 31, 2011.

Other indefinite-lived intangible assets were $132 million and $174 million at December 31, 2012 and 2011, respectively, and principally included registered trademarks. In 2012 and 2011, the impairment test indicated that the registered trademark for a North American business unit in the Other Specialty Products segment and the registered trademark for a North American business unit in the Plumbing Products segment (2011 only) were impaired due to changes in the long-term outlook for the business units. The Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $42 million ($27 million, after tax) and $8 million ($5 million, after tax) in 2012 and 2011, respectively. In 2010, the Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $10 million ($6 million after tax) related to the Installation and Other Services segment ($9 million pre-tax) and the Plumbing Products segment ($1 million pre-tax).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.  GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The carrying value of the Company’s definite-lived intangible assets was $19 million at December 31, 2012 (net of accumulated amortization of $57 million) and $22 million at December 31, 2011 (net of accumulated amortization of $54 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 6 years in both 2012 and 2011. Amortization expense related to the definite-lived intangible assets of continuing operations was $6 million in each of 2012, 2011 and 2010.

At December 31, 2012, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2013 – $5 million; 2014 – $4 million; 2015 – $4 million; 2016 – $2 million; and 2017 – $1 million.

I.  OTHER ASSETS

	(In Millions)
	At December 31
	2012	2011
Financial investments (Note E)	$95	$112
In-store displays, net	35	34
Debenture expense	25	28
Notes receivable	2	1
Other	27	34

Total	$184	$209

In-store displays are amortized using the straight-line method over the expected useful life of three to five years; the Company recognized amortization expense related to in-store displays of $21 million, $24 million and $33 million in 2012, 2011 and 2010, respectively. Cash spent for displays was $23 million, $17 million and $32 million in 2012, 2011 and 2010, respectively.

J.  ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2012	2011
Salaries, wages and commissions	$199	$144
Insurance	170	163
Warranty (Note T)	118	102
Advertising and sales promotion	93	83
Interest	63	78
Employee retirement plans	40	32
Property, payroll and other taxes	27	28
Dividends payable	27	27
Litigation	7	14
Derivative instruments (Note F)	6	27
Plant closures	5	3
Other	82	81

Total	$837	$782

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  DEBT

	(In Millions)
	At December 31
	2012	2011
Notes and debentures:
5.875%, due July 15, 2012	$—	$791
7.125%, due Aug. 15, 2013	200	200
4.8%, due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85%, due Mar. 15, 2017	300	300
6.625%, due Apr. 15, 2018	114	114
7.125%, due Mar. 15, 2020	500	500
5.95%, due March 15, 2022	400	—
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Other	18	24

	3,628	4,025
Less: Current portion	206	803

Total Long-term debt	$3,422	$3,222

All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company’s option.

On March 5, 2012, the Company issued $400 million of 5.95% Notes (“the Notes”) due March 15, 2022. Including the interest rate swap amortization, the effective interest rate for the Notes is approximately 6.5%, see Note F. The Notes are senior indebtedness and are redeemable at the Company’s option.

In January 2012, the Company repurchased $46 million of 5.875% Notes due July 15, 2012 in open-market transactions; the Company paid a premium of $1 million for the repurchase. In July 2012, the Company retired all of its $745 million of 5.875% Notes on the scheduled retirement date.

On June 21, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of January 10, 2014. On February 11, 2011, the Company entered into an amendment (deemed to be effective and applicable as of December 31, 2010) of the Credit Agreement with its bank group (the “Amendment”).

On February 13, 2012, the Company entered into another amendment (deemed to be effective and applicable as of December 31, 2011) of the Credit Agreement (the “Second Amendment”). The Credit Agreement contains financial covenants requiring the Company to maintain a maximum debt to total adjusted capitalization ratio of 65 percent. The Second Amendment provides for the add-back to shareholders’ equity in the Company’s debt to capitalization covenant of (i) certain non-cash charges (including impairment charges for financial investments and goodwill and other intangible assets) and (ii) changes to the valuation allowance on the Company’s deferred tax assets included in income tax expense. The Second Amendment also permits the Company to add back, if incurred, up to $250 million in the aggregate of future non-cash charges subsequent to December 31, 2011. The Second Amendment revised the permitted ratio of consolidated EBITDA to consolidated interest expense to 2.25 to 1.00 through December 31, 2012, increasing to 2.50 to 1.00 with respect to each quarter thereafter.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  DEBT (Concluded)

The Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain Letters of Credit of up to $250 million. Any outstanding Letters of Credit reduce the Company’s borrowing capacity. At December 31, 2012, the Company had $78 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

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

Based on the limitations of the debt to total capitalization covenant, at December 31, 2012 the Company had additional borrowing capacity, subject to availability, of up to $873 million. Additionally, at December 31, 2012, the Company could absorb a reduction to shareholders’ equity of approximately $470 million and remain in compliance with the debt to total capitalization covenant.

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

At December 31, 2012 and 2011, the Company was in compliance with all covenants and had no borrowings under the Credit Agreement.

At December 31, 2012, the debt maturities during each of the next five years were as follows: 2013 – $206 million; 2014 – $1 million; 2015 – $501 million; 2016 – $1,001 million; and 2017 – $301 million.

Interest paid was $269 million, $254 million and $241 million in 2012, 2011 and 2010, respectively.

L.  STOCK-BASED COMPENSATION

The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2012, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.  STOCK-BASED COMPENSATION (Continued)

Pre-tax compensation expense (income) and the income tax benefit related to these stock-based incentives were as follows, in millions:

	2012	2011	2010
Long-term stock awards	$35	$39	$37
Stock options	15	21	22
Phantom stock awards and stock appreciation rights	11	1	3

Total	$61	$61	$62

Income tax benefit (37 percent tax rate – before valuation allowance)	$23	$23	$23

At December 31, 2012, a total of 10,718,100 shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

Long-Term Stock Awards.    Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares on the open market.

The Company’s long-term stock award activity was as follows, shares in millions:

	2012	2011	2010
Unvested stock award shares at January 1	10	10	9
Weighted average grant date fair value	$17	$19	$21
Stock award shares granted	1	2	3
Weighted average grant date fair value	$12	$13	$14
Stock award shares vested	2	2	2
Weighted average grant date fair value	$18	$20	$23
Stock award shares forfeited	1	—	—
Weighted average grant date fair value	$17	$18	$20
Unvested stock award shares at December 31	8	10	10
Weighted average grant date fair value	$16	$17	$19

At December 31, 2012, 2011 and 2010, there was $72 million, $107 million and $127 million, respectively, of unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years for 2012, four years for 2011 and five years for 2010.

The total market value (at the vesting date) of stock award shares which vested during 2012, 2011 and 2010 was $27 million, $28 million and $22 million, respectively.

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

The Company granted 1,080,750 of stock option shares, including restoration stock option shares, during 2012 with a grant date exercise price of approximately $12 per share. During 2012, 5,894,710 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.  STOCK-BASED COMPENSATION (Continued)

The Company’s stock option activity was as follows, shares in millions:

	2012	2011	2010
Option shares outstanding, January 1	36	37	36
Weighted average exercise price	$21	$21	$23
Option shares granted, including restoration options	1	2	5
Weighted average exercise price	$12	$13	$14
Option shares exercised	1	—	—
Aggregate intrinsic value on date of exercise (A)	$5 million	$1 million	$1 million
Weighted average exercise price	$10	$8	$8
Option shares forfeited	6	3	4
Weighted average exercise price	$19	$22	$23
Option shares outstanding, December 31	30	36	37
Weighted average exercise price	$21	$21	$21
Weighted average remaining option term (in years)	5	5	6
Option shares vested and expected to vest, December 31	30	36	37
Weighted average exercise price	$21	$21	$22
Aggregate intrinsic value (A)	$55 million	$12 million	$23 million
Weighted average remaining option term (in years)	5	5	6
Option shares exercisable (vested), December 31	23	24	22
Weighted average exercise price	$24	$25	$25
Aggregate intrinsic value (A)	$22 million	$4 million	$4 million
Weighted average remaining option term (in years)	4	4	4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At December 31, 2012, 2011 and 2010, there was $15 million, $33 million and $45 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years in 2012 and three years in 2011 and 2010.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model, was as follows:

	2012	2011	2010
Weighted average grant date fair value	$4.44	$5.07	$5.30
Risk-free interest rate	1.09%	2.69%	2.76%
Dividend yield	2.57%	2.35%	2.17%
Volatility factor	50.97%	49.03%	46.03%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L.  STOCK-BASED COMPENSATION (Concluded)

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2012, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8-23	15	6 Years	$14	8	$15
$24-28	6	2 Years	$27	6	$27
$29-32	9	3 Years	$30	9	$30
$33-38	—	3 Years	$34	—	$34

$8-38	30	5 Years	$21	23	$24

Phantom Stock Awards and Stock Appreciation Rights (“SARs”).    The Company grants phantom stock awards and SARs to certain non-U.S. employees.

Phantom stock awards are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company’s common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized expense of $7 million, $2 million and $2 million related to the valuation of phantom stock awards for 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, the Company granted 162,310 shares, 349,550 shares and 299,650 shares, respectively, of phantom stock awards with an aggregate fair value of $2 million, $4 million and $4 million, respectively, and paid $3 million, $2 million and $1 million of cash in 2012, 2011 and 2010, respectively, to settle phantom stock awards.

SARs are linked to the value of the Company’s common stock on the date of grant and are settled in cash upon exercise. The Company accounts for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. The Company recognized expense (income) of $4 million, $(1) million and $1 million related to the valuation of SARs for 2012, 2011 and 2010, respectively. During 2012 and 2011, the Company did not grant any SARs. During 2010, the Company granted SARs for 429,300 shares, with an aggregate fair value of $2 million in 2010.

Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2012	2011	2012	2011
Accrued compensation cost liability	$11	$7	$6	$3
Unrecognized compensation cost	$5	$4	$1	$1
Equivalent common shares	1	1	2	2

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS

The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company’s qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company’s defined-benefit and defined-contribution retirement plans were $36 million and $43 million in 2012, $34 million and $31 million in 2011 and $34 million and $47 million in 2010, respectively.

In addition, the Company participates in 20 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant. The aggregate expense recognized through contributions by the Company to these plans was approximately $4 million, $3 million and $3 million in 2012, 2011 and 2010, respectively.

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

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company’s defined-benefit pension plans were as follows, in millions:

	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$943	$174	$868	$163
Service cost	2	—	2	—
Interest cost	42	7	44	8
Actuarial loss (gain), net	100	11	70	13
Foreign currency exchange	9	—	(2)	—
Benefit payments	(40)	(11)	(39)	(10)

Projected benefit obligation at December 31	$1,056	$181	$943	$174

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$504	$—	$509	$—
Actual return on plan assets	75	—	(1)	—
Foreign currency exchange	4	—	—	—
Company contributions	55	11	38	10
Expenses, other	(4)	—	(3)	—
Benefit payments	(40)	(11)	(39)	(10)

Fair value of plan assets at December 31	$594	$—	$504	$—

Funded status at December 31:	$(462)	$(181)	$(439)	$(174)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

Amounts in the Company’s consolidated balance sheets were as follows, in millions:

	At December 31, 2012		At December 31, 2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Accrued liabilities	$(3)	$(12)	$(3)	$(12)
Deferred income taxes and other	(459)	(169)	(436)	(162)

Total net liability	$(462)	$(181)	$(439)	$(174)

Amounts in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2012		At December 31, 2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$467	$53	$424	$43
Net transition obligation	1	—	1	—
Net prior service cost	2	—	(1)	—

Total	$470	$53	$424	$43

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$1,056	$181	$943	$174
Accumulated benefit obligation	$1,054	$181	$941	$174
Fair value of plan assets	$594	$—	$504	$—

The projected benefit obligation was in excess of plan assets for all of the Company’s qualified defined-benefit pension plans at December 31, 2012 and 2011.

Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	2012		2011		2010
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—	$3	$—
Interest cost	42	7	44	8	45	9
Expected return on plan assets	(31)	—	(33)	—	(34)	—
Recognized prior service cost	—	—	—	—	(1)	—
Recognized net loss	14	2	10	1	10	—

Net periodic pension cost	$27	$9	$23	$9	$23	$9

The Company expects to recognize $18 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2013 related to its defined-benefit pension plans.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

Plan Assets.    The Company’s qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2012	2011
Equity securities	44%	44%
Debt securities	41%	39%
Other	15%	17%

Total	100%	100%

Plan assets included 600,000 and 1.2 million shares of Company common stock valued at $10 million and $12 million at December 31, 2012 and 2011, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012.

Common and Preferred Stocks and Short-Term and Other Investments: Valued at the closing price reported on the active market on which the individual securities are traded, or based on the active market for similar securities. For certain Short-Term and Other Investments, there is no active trading market and they are for the most part illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are Level 3 inputs.

Private Equity Funds: Valued based on an estimated fair value using either a market approach or an income approach, each of which requires a significant degree of judgment. There is no active trading market for these investments and they are for the most part illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input.

Corporate Debt Securities: Valued based on the active market for similar securities or on estimated fair value based on a model for similar securities.

Government and Other Debt Securities: Valued based on either the closing price reported on the active market on which the individual securities are traded, the market for similar securities or on estimated fair value.

Common Collective Trust Fund: Valued based on a unit value basis, which approximates fair value as of December 31, 2012 and 2011, respectively. Such basis is determined by reference to the respective fund’s underlying assets, which are primarily marketable equity and fixed income securities. There are no unfunded commitments or other restrictions associated with this fund.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

The following table sets forth by level, within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2012 and 2011, in millions.

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Common and Preferred Stocks:
United States	$127	$61	$—	$188
International	61	10	—	71
Private Equity and Hedge Funds
United States	—	—	52	52
International	—	—	11	11
Corporate Debt Securities:
United States	—	25	—	25
International	—	73	—	73
Government and Other Debt Securities:
United States	51	42	—	93
International	24	29	—	53
Common Collective Trust Fund—United States	—	12	—	12
Short-Term and Other Investments
United States	1	—	—	1
International	—	—	15	15

Total Assets at Fair Value	$264	$252	$78	$594

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Common and Preferred Stocks:
United States	$119	$38	$—	$157
International	56	9	—	65
Private Equity and Hedge Funds
United States	—	—	52	52
International	—	—	7	7
Corporate Debt Securities:
United States	—	15	—	15
International	—	55	—	55
Government and Other Debt Securities:
United States	46	31	—	77
International	24	29	—	53
Common Collective Trust Fund—United States	—	8	—	8
Short-Term and Other Investments
United States	2	—	—	2
International	—	—	13	13

Total Assets at Fair Value	$247	$185	$72	$504

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

The table below sets forth a summary of changes in the fair value of the qualified defined-benefit pension plan level 3 assets, in millions.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Fair Value, January 1	$72	$73
Purchases	9	10
Sales	(8)	(12)
Transfers from Level 2 to Level 3	—	2
Unrealized gains (losses)	5	(1)

Fair Value, December 31	$78	$72

Assumptions.    Major assumptions used in accounting for the Company’s defined-benefit pension plans were as follows:

	December 31
	2012	2011	2010
Discount rate for obligations	3.80%	4.40%	5.30%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	—%	—%	1.00%
Discount rate for net periodic pension cost	4.40%	5.30%	5.80%

The discount rate for obligations for 2012 and 2011 was based upon the expected duration of each defined-benefit pension plan’s liabilities matched to the December 31, 2012 and 2011 Towers Watson Rate Link Curve. At December 31, 2012, such rates for the Company’s defined-benefit pension plans ranged from 1.75 percent to 4.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.40 percent or higher. At December 31, 2011, such rates for the Company’s defined-benefit pension plans ranged from 2.00 percent to 5.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.20 percent or higher. The decline in the weighted average discount rate over the last several years is principally the result of lower long-term interest rates in the bond markets. The weighted average discount rates were also affected by the freezing of all future benefit accruals for substantially all of the Company’s domestic qualified and non-qualified defined-benefit plans, which shortened the period of future payments.

For 2012 and 2011, the Company determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at both December 31, 2012 and 2011 also considered near term returns, including current market conditions and also that pension assets are long-term in nature. The actual annual rate of return on the Company’s pension plan assets was 6.9 percent and 3.2 percent for the 10-year periods ended December 31, 2012 and 2011, respectively. Although these rates of return are less than the Company’s current expected long-term rate of return on plan assets, the Company notes that the 10-year period ended December 31, 2012 includes one significant decline in the equity markets. In 2012, actual annual rate of return on the Company’s pension plan assets was 17 percent. Accordingly, the Company believes a 7.25 percent expected long-term rate of return is reasonable.

The investment objectives seek to minimize the volatility of the value of the Company’s plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Continued)

2012 and 2011, the Company achieved its targeted asset allocation: 45 percent equities, 25 percent fixed-income, 15 percent global assets (combination of equity and fixed-income) and 15 percent alternative investments (such as private equity, commodities and hedge funds). The asset allocation of the investment portfolio was developed with the objective of achieving the Company’s expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 7.25 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets. This portfolio is expected to yield a long-term rate of return of 7.25 percent.

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

Other.    The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $12 million and $14 million at December 31, 2012 and 2011, respectively.

Cash Flows.    At December 31, 2012, the Company expected to contribute approximately $36 million to its qualified defined-benefit pension plans to meet ERISA requirements in 2013. The Company also expected to pay benefits of $7 million and $12 million to participants of its foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2013.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  EMPLOYEE RETIREMENT PLANS (Concluded)

At December 31, 2012, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company’s defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2013	$44	$12
2014	$45	$12
2015	$46	$12
2016	$47	$12
2017	$49	$12
2018-2022	$265	$58

N.  SHAREHOLDERS’ EQUITY

In July 2007, the Company’s Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company’s common stock in open-market transactions or otherwise. At December 31, 2012, the Company had remaining authorization to repurchase up to 24 million shares. During 2012, the Company repurchased and retired one million shares of Company common stock, for cash aggregating $8 million to offset the dilutive impact of the 2012 grant of one million shares of long-term stock awards. The Company repurchased and retired two million common shares in 2011 and three million common shares in 2010 for cash aggregating $30 million and $45 million in 2011 and 2010, respectively.

On the basis of amounts paid (declared), cash dividends per common share were $.30 ($.30) in 2012, $.30 ($.30) in 2011 and $.30 ($.30) in 2010, respectively.

Accumulated Other Comprehensive (Loss) Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31
	2012	2011
Cumulative translation adjustments	$501	$482
Unrealized loss on marketable securities, net	(12)	(12)
Unrealized loss on interest rate swaps	(21)	(23)
Unrecognized prior service cost and net loss, net	(409)	(371)

Accumulated other comprehensive income	$59	$76

The unrealized loss on marketable securities, net, is reported net of income tax expense of $14 million at both December 31, 2012 and 2011. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $109 million and $100 million at December 31, 2012 and 2011, respectively.

O.  SEGMENT INFORMATION

The Company’s reportable segments are as follows:

Cabinets and Related Products – principally includes assembled and ready-to-assemble kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Continued)

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

The Company’s segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by the Company’s corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based upon operating profit (loss) and, other than general corporate expense, allocates specific corporate overhead to each segment. The evaluation of segment operating profit (loss) also excludes the charge for litigation settlements, net, and the gain on sale of fixed assets, net.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Continued)

Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales (1) (2) (3) (4) (5)			Operating Profit (Loss) (5) (6)			Assets at December 31 (9) (10)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
The Company’s operations by segment were:
Cabinets and Related Products	$1,189	$1,231	$1,464	$(120)	$(206)	$(250)	$903	$1,009	$1,108
Plumbing Products	2,955	2,913	2,692	307	322	331	2,012	1,959	1,866
Installation and Other Services	1,209	1,077	1,041	(19)	(79)	(798)	1,444	1,427	1,537
Decorative Architectural Products	1,818	1,670	1,693	329	196	345	799	770	851
Other Specialty Products	574	576	596	(31)	(401)	19	704	768	1,182

Total	$7,745	$7,467	$7,486	$466	$(168)	$(353)	$5,862	$5,933	$6,544

The Company’s operations by geographic area were:
North America	$6,046	$5,669	$5,823	$360	$(259)	$(507)	$4,363	$4,441	$5,063
International, principally Europe	1,699	1,798	1,663	106	91	154	1,499	1,492	1,481

Total, as above	$7,745	$7,467	$7,486	466	(168)	(353)	5,862	5,933	6,544

General corporate expense, net (7)				(126)	(118)	(110)
Charge for litigation settlements, net (8)				(77)	(9)	—
Gain from sales of fixed assets, net				8	—	—

Operating profit (loss), as reported				271	(295)	(463)
Other income (expense), net				(229)	(177)	(278)

Income (loss) from continuing operations before income taxes				$42	$(472)	$(741)

Corporate assets							1,013	1,339	1,596
Assets held for sale							—	25	—

Total assets							$6,875	$7,297	$8,140

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Continued)

	Property Additions (5)			Depreciation and Amortization (5)
	2012	2011	2010	2012	2011	2010
The Company’s operations by segment were:
Cabinets and Related Products	$17	$26	$34	$68	$78	$112
Plumbing Products	67	85	65	69	68	63
Installation and Other Services	11	9	6	30	32	33
Decorative Architectural Products	11	8	9	15	15	18
Other Specialty Products	11	17	18	21	48	26

	117	145	132	203	241	252
Unallocated amounts, principally related to corporate assets	2	6	4	11	16	20

Total	$119	$151	$136	$214	$257	$272

(1)	Included in net sales were export sales from the U.S. of $229 million, $241 million and $246 million in 2012, 2011 and 2010, respectively.

(2)	Excluded from net sales were intra-company sales between segments of approximately two percent of net sales in each of 2012, 2011 and 2010.

(3)	Included in net sales were sales to one customer of $2,143 million, $1,984 million and $1,993 million in 2012, 2011 and 2010, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)	Net sales from the Company’s operations in the U.S. were $5,793 million, $5,394 million and $5,618 million in 2012, 2011 and 2010, respectively.

(5)	Net sales, operating (loss) profit, property additions and depreciation and amortization expense for 2012, 2011 and 2010 excluded the results of businesses reported as discontinued operations in 2012, 2011 and 2010.

(6)	Included in segment operating profit (loss) for 2012 was an impairment charge for other intangible assets as follows: Other Specialty Products – $42 million. Included in segment operating (loss) profit for 2011 were impairment charges for goodwill and other intangible assets as follows: Cabinets and Related Products – $44 million; Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million. Included in segment operating (loss) profit for 2010 were impairment charges for goodwill and other intangible assets as follows: Plumbing Products – $1 million; and Installation and Other Services – $697 million.

(7)	General corporate expense, net included those expenses not specifically attributable to the Company’s segments.

(8)	The charge for litigation settlement, net in 2012 primarily relates to a business in the Installation and Other Services segment and in 2011 relates to business units in the Cabinets and Related Products and the Other Specialty Products segments.

(9)	Long-lived assets of the Company’s operations in the U.S. and Europe were $2,795 million and $567 million, $2,964 million and $565 million, and $3,684 million and $617 million at December 31, 2012, 2011 and 2010, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  SEGMENT INFORMATION (Concluded)

(10)	Segment assets for 2012 and 2011 excluded the assets of businesses reported as discontinued operations in the respective years.

P.  SEVERANCE COSTS

As part of the Company’s continuing review of its operations, actions were taken during 2012, 2011 and 2010 to respond to market conditions. The Company recorded charges related to severance and early retirement programs of $36 million, $17 million and $14 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses and were paid when incurred.

Q. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	2012	2011	2010
Income from cash and cash investments	$6	$8	$6
Other interest income	1	1	1
Income from financial investments, net (Note E)	24	73	9
Other items, net	(4)	(5)	(9)

Total other, net	$27	$77	$7

Other items, net, included realized foreign currency transaction losses of $2 million, $5 million and $2 million in 2012, 2011 and 2010, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R.  INCOME TAXES

	(In Millions)
	2012	2011	2010
Income (loss) from continuing operations before income taxes:
U.S.	$(84)	$(575)	$(928)
Foreign	126	103	187

	$42	$(472)	$(741)

Income tax expense (benefit) on income (loss) from continuing operations:
Currently payable:
U.S. Federal	$—	$—	$(24)
State and local	(2)	(1)	22
Foreign	51	63	59
Deferred:
U.S. Federal	31	(103)	190
State and local	7	—	(7)
Foreign	(4)	(8)	—

	$83	$(49)	$240

Deferred tax assets at December 31:
Receivables	$14	$14
Inventories	24	28
Other assets, principally stock-based compensation	118	121
Accrued liabilities	156	141
Long-term liabilities	253	260
Net operating loss carryforward	400	260
Tax credit carryforward	25	20

	990	844
Valuation allowance	(787)	(688)

	203	156

Deferred tax liabilities at December 31:
Property and equipment	180	178
Intangibles	286	192
Investment in foreign subsidiaries	8	—
Other	9	25

	483	395

Net deferred tax liability at December 31	$280	$239

At December 31, 2012 and 2011, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $41 million and $11 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $321 million and $250 million, respectively.

The current portion of the state and local income tax benefit includes a $14 million and $10 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations and favorable settlements on state audits in 2012 and

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R.  INCOME TAXES (Continued)

2011, respectively. The deferred portion of the state and local taxes includes a $26 million and $31 million non-cash charge to income tax expense resulting from a change in the valuation allowance against state and local deferred tax assets in 2012 and 2011, respectively.

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

During 2012 and 2011, objective and verifiable negative evidence, such as U.S. operating losses and significant impairment charges for U.S. goodwill in 2011 and other intangible assets, continued to outweigh positive evidence necessary to reduce the valuation allowance. As a result, the Company recorded increases of $65 million and $89 million in the valuation allowance against its U.S. Federal deferred tax assets as a non-cash charge to income tax expense in 2012 and 2011, respectively.

Recording the valuation allowance does not restrict the Company’s ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

A rebound in the U.S. housing market from the recent historic lows and retail sales of building products improving from their current levels should have a positive impact on the Company’s operating results in the U.S. A return to sustained profitability in the U.S. should result in objective positive evidence thereby warranting the potential reversal of all or a portion of the valuation allowance.

The $203 million and $156 million of deferred tax assets at December 31, 2012 and 2011, respectively, for which there is no valuation allowance recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities.

Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2012 $411 million will expire between 2020 and 2032 and $14 million is unlimited. Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2011 $269 million will expire between 2020 and 2031 and $11 million is unlimited.

The tax benefit from certain stock-based compensation is not recognized as a deferred tax asset until the tax deduction reduces cash taxes. Accordingly, as of December 31, 2012, the Company has

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R.  INCOME TAXES (Continued)

not recorded a $27 million deferred tax asset on additional net operating losses that, when realized, will be recorded to paid-in capital.

A tax provision has not been provided at December 31, 2012 for U.S. income taxes or additional foreign withholding taxes on approximately $10 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income (loss) from continuing operations was as follows:

	2012	2011	2010
U.S. Federal statutory tax rate – expense (benefit)	35%	(35)%	(35)%
State and local taxes, net of U.S. Federal tax benefit	8	—	1
(Lower) higher taxes on foreign earnings	(9)	1	(1)
U.S. and foreign taxes on distributed and undistributed foreign earnings	2	—	—
Goodwill and other intangible assets impairment charges providing no tax benefit	3	6	18
U.S. Federal valuation allowance	154	19	50
Other, net	5	(1)	(1)

Effective tax rate – expense (benefit)	198%	(10)%	32%

Income taxes paid were $57 million, $43 million and $47 million in 2012, 2011 and 2010, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R.  INCOME TAXES (Continued)

A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows:

	(In millions)
	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2011	$71	$23	$94
Current year tax positions:
Additions	6		6
Reductions	(1)		(1)
Prior year tax positions:
Additions	6		6
Reductions	(1)		(1)
Settlements with tax authorities	(4)	(2)	(6)
Lapse of applicable statute of limitations	(16)		(16)
Interest and penalties recognized in income tax expense		(1)	(1)

Balance at December 31, 2011	$61	$20	$81

Current year tax positions:
Additions	6		6
Prior year tax positions:
Reductions	(4)		(4)
Settlements with tax authorities	—		—
Lapse of applicable statute of limitations	(12)		(12)
Interest and penalties recognized in income tax expense	—	(3)	(3)

Balance at December 31, 2012	$51	$17	$68

If recognized, $34 million and $40 million of the liability for uncertain tax positions at December 31, 2012 and 2011, respectively, net of any U.S. Federal tax benefit, would impact the Company’s effective tax rate.

At December 31, 2012 and 2011, $74 and $86 million of the total liability for uncertain tax positions, including related interest and penalties, is recorded in deferred income taxes and other, $1 and $1 million is recorded in accrued liabilities and $7 and $6 million is recorded in other assets, respectively.

The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Company continues to participate in the Compliance Assurance Program (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service (“IRS”), working in conjunction with the Company, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of the Company’s consolidated U.S. Federal tax returns through 2011. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2000.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R.  INCOME TAXES (Concluded)

As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $6 million.

S.  EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2012	2011	2010
Numerator (basic and diluted):
Loss from continuing operations	$(76)	$(465)	$(1,022)
Allocation to unvested restricted stock awards	(2)	(3)	(3)

Loss from continuing operations attributable to common shareholders	(78)	(468)	(1,025)
Loss from discontinued operations, net	(38)	(110)	(21)

Net loss available to common shareholders	$(116)	$(578)	$(1,046)

Denominator:
Basic common shares (based on weighted average)	349	348	349
Add:
Contingent common shares	—	—	—
Stock option dilution	—	—	—

Diluted common shares	349	348	349

The Company follows accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of the Company’s basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2012, 2011 and 2010, the Company allocated dividends to the unvested restricted stock awards (participating securities).

At December 31, 2011 and 2010, the Company did not include any common shares related to the Zero Coupon Convertible Senior Notes (“Notes”) in the calculation of diluted earnings per common share, as the price of the Company’s common stock at December 31, 2010 did not exceed the equivalent accreted value of the Notes.

Additionally, 30 million common shares, 36 million common shares and 37 million common shares for 2012, 2011 and 2010, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

Common shares outstanding included on the Company’s balance sheet and for the calculation of earnings per common share do not include unvested stock awards (8 million shares and 10 million

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S.  EARNINGS PER COMMON SHARE (Concluded)

common shares at December 31, 2012 and 2011, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

T.  OTHER COMMITMENTS AND CONTINGENCIES

Litigation.    We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, construction defect, insurance coverage, personnel and employment disputes and other matters, including class actions. We believe we have adequate defenses in these matters and that the outcome of these matters is not likely to have a material adverse effect on us. However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

In July 2012, the Company reached a settlement agreement related to the Columbus Drywall litigation. The Company and its insulation installation companies named in the suit agreed to pay $75 million in return for dismissal with prejudice and full release of all claims. The Company and its insulation installation companies continue to deny that the challenged conduct was unlawful and admit no wrongdoing as part of the settlement. A settlement was reached to eliminate the considerable expense and uncertainty of this lawsuit. The Company recorded the settlement expense in the second quarter of 2012 and the amount was paid in the fourth quarter of 2012.

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

Changes in the Company’s warranty liability were as follows, in millions:

	2012	2011
Balance at January 1	$102	$107
Accruals for warranties issued during the year	42	28
Accruals related to pre-existing warranties	16	8
Settlements made (in cash or kind) during the year	(38)	(38)
Other, net (including currency translation)	(4)	(3)

Balance at December 31	$118	$102

Investments.    With respect to the Company’s investments in private equity funds, the Company had, at December 31, 2012, commitments to contribute up to $19 million of additional capital to such funds representing the Company’s aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T.  OTHER COMMITMENTS AND CONTINGENCIES (Concluded)

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

U.  SUBSEQUENT EVENT

In early February 2013, the Company determined that its Danish ready-to-assemble cabinet business was no longer core to our long-term growth strategy and, accordingly the Company embarked on a plan for disposition. This business unit had 2012 sales of approximately $250 million and an operating loss of approximately $30 million. The disposition is expected to be completed within the next 12 months.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

V.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

		(In Millions, Except Per Common Share Data) Quarters Ended
	Total Year	December 31	September 30	June 30	March 31
2012
Net sales	$7,745	$1,890	$1,976	$2,004	$1,875
Gross profit	$1,951	$446	$500	$520	$485
(Loss) income from continuing operations	$(76)	$(79)	$22	$(57)	$38
Net (loss) income	$(114)	$(87)	$15	$(75)	$33
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(.22)	$(.23)	$.06	$(.17)	$.11
Net (loss) income	$(.33)	$(.25)	$.04	$(.22)	$.09
Diluted:
(Loss) income from continuing operations	$(.22)	$(.23)	$.06	$(.17)	$.11
Net (loss) income	$(.33)	$(.25)	$.04	$(.22)	$.09
2011
Net sales	$7,467	$1,738	$1,978	$1,998	$1,753
Gross profit	$1,784	$332	$495	$532	$425
(Loss) income from continuing operations	$(465)	$(494)	$56	$14	$(41)
Net (loss) income	$(575)	$(573)	$36	$8	$(46)
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(1.34)	$(1.42)	$.16	$.04	$(.12)
Net (loss) income	$(1.66)	$(1.65)	$.10	$.02	$(.13)
Diluted:
(Loss) income from continuing operations	$(1.34)	$(1.42)	$.16	$.04	$(.12)
Net (loss) income	$(1.66)	$(1.65)	$.10	$.02	$(.13)

(Loss) earnings per common share amounts for the four quarters of 2012 and 2011 may not total to the earnings per common share amounts for the years ended December 31, 2012 and 2011 due to the allocation of income to unvested stock awards.

Fourth quarter 2012 loss from continuing operations and net loss include non-cash impairment charges for other intangible assets of $27 million after tax ($42 million pre-tax). Income (loss) from continuing operations and net (loss) income include after-tax gains from financial investments of $10 million ($16 million pre-tax), $1 million ($2 million pre-tax) and $3 million ($4 million pre-tax) in the first, third and fourth quarters, respectively. Income (loss) from continuing operations and net (loss) income include after-tax charge (income) from litigation settlements of $(1) million ($(2) million pre-tax), $75 million ($75 million pre-tax), $— million ($1 million pre-tax) and $2 million ($3 million pre-tax) in the first, second, third and fourth quarters, respectively.

Fourth quarter 2011 loss from continuing operations and net loss include non-cash impairment charges for goodwill and other intangible assets of $335 million after tax ($494 million pre-tax). Income (loss) from continuing operations and net (loss) income include after-tax gains from financial investments of $11 million ($17 million pre-tax), $21 million ($33 million pre-tax), $13 million ($19

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

V.  INTERIM FINANCIAL INFORMATION (UNAUDITED) (Concluded)

million pre-tax) and $3 million ($4 million pre-tax) in the first, second, third and fourth quarters, respectively. Income (loss) from continuing operations and net (loss) income include after-tax charge (income) from litigation settlements of $3 million, ($5 million pre-tax), $— million ($1 million pre-tax) and $2 million ($3 million pre-tax) in the second, third and fourth quarters, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2012. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

(c) Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended December 31, 2012, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Code of Business Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Other information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed on or before April 30, 2013, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Listing of Documents.

(1)	Financial Statements. Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, consist of the following:

(2)	Financial Statement Schedule.

(i)	Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2012, 2011 and 2010, consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

See separate Exhibit Index beginning on page 93.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION

By:	/S/ JOHN G. SZNEWAJS
John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

/S/ TIMOTHY WADHAMS Timothy Wadhams	President, Chief Executive Officer and Director	February 15, 2013
Principal Financial Officer:
/S/ JOHN G. SZNEWAJS John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer
Principal Accounting Officer:
/S/ JOHN P. LINDOW John P. Lindow	Vice President – Controller
/S/ DENNIS W. ARCHER Dennis W. Archer	Director
/S/ THOMAS G. DENOMME Thomas G. Denomme	Director
/S/ VERNE G. ISTOCK Verne G. Istock	Chairman of the Board
/S/ J. MICHAEL LOSH J. Michael Losh	Director
/S/ RICHARD A. MANOOGIAN Richard A. Manoogian	Chairman Emeritus
/S/ DONALD R. PARFET Donald R. Parfet	Director
/S/ LISA A. PAYNE Lisa A. Payne	Director
/S/ JOHN C. PLANT John C. Plant	Director
/S/ MARY ANN VAN LOKEREN Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2012, 2011 and 2010

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2012	$30	$11	$—		$(8	) (a)	$33

2011	$36	$8	$—		$(14	) (a)	$30

2010	$41	$15	$—		$(20	) (a)	$36

Valuation Allowance on deferred tax assets:
2012	$688	$113	$(14	) (b)	$—		$787

2011	$462	$178	$48	(b)	$—		$688

2010	$43	$400	$19	(b)	$—		$462

(a)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)	Valuation allowance on deferred tax assets recorded primarily in other comprehensive income and paid in capital.

EXHIBIT INDEX

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto.	2010 10-K	3.i	02/18/2011

3.ii	Bylaws of Masco Corporation, as Amended and Restated May 8, 2012.	8-K	3.ii	05/10/2012

4.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Directors’ resolutions establishing Masco Corporation’s:	2011 10-K	4.a.i	02/21/2012

	(i) 7 1/8% Debentures Due August 15, 2013;	2008 10-K	4.a.i(i)	02/17/2009

	(ii) 6.625% Debentures Due April 15, 2018; and	2008 10-K	4.a.i(ii)	02/17/2009

	(iii) 7 3/4% Debentures Due August 1, 2029.	2009 10-K	4.a.i(iii)	02/16/2010

4.a.ii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.	2009 10-K	4.a.iii	02/16/2010

4.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors’ Resolutions establishing Masco Corporation’s:	2011 10-K	4.b.i	02/21/2012

	(i) 6 1/2% Notes Due August 15, 2032;				X

	(ii) 4.80% Notes Due June 15, 2015;	2010 10-K	4.b.i(iii)	02/18/2011

	(iii) 6.125% Notes Due October 3, 2016;	2011 10-K	4.b.i(iv)	02/21/2012

	(iv) 5.85% Notes Due 2017;	2011 10-K	4.b.i(v)	02/21/2012

	(v) 7.125% Notes Due 2020; and	2010 10-K	4.b.i(vi)	02/18/2011

	(vi) 5.95% Notes Due 2022.	10-Q	4.b	05/02/2012

4.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Corporation N.A., as Trustee.	2011 10-K	4.b.ii	02/21/2012

4.c.i	Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the banks party thereto, as lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent and Royal Bank of Canada, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch as Co-Documentation Agents and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Joint Bookrunners and Joint Lead Arrangers.	8-K	4.1	06/25/2010

4.c.ii	Amendment No. 1 dated as of February 11, 2011 to Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A.	10-Q	4	04/28/2011

4.c.iii	Amendment No. 2 dated as of February 13, 2012 to the Credit Agreement dated as of June 21, 2010 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A.	10-Q	4.c	05/02/2012

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
Note 1:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation’s consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.

Note 2:	Exhibits 10.a through 10.k constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.

10.a.i	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006):	2011 10-K	10.a	02/21/2012

(i) Forms of Restricted Stock Award Agreement:

	(A) for awards prior to January 1, 2005, including supplemental letter; and	2009 10-K	10.a(i)(A)	02/16/2010

	(B) for awards on and after January 1, 2005;	2009 10-K	10.a(i)(B)	02/16/2010

	(ii) Form of Restoration Stock Option;	2009 10-K	10.a(ii)	02/16/2010

	(iii) Form of Stock Option Grant;	2009 10-K	10.a(iii)	02/16/2010

	(iv) Form of Stock Option Grant for Non-Employee Directors; and	2009 10-K	10.a(iv)	02/16/2010

	(v) Form of Amendment to Award Agreements.	2010 10-K	10.a(v)	02/18/2011

10.a.ii	Masco Corporation 2004 Restricted Stock Award Program (under the 1991 Long Term Stock Incentive Plan).	2009 10-K	10.f	02/16/2010

10.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2010 10-K	10.b.i	02/18/2011

(i) Form of Restricted Stock Award Agreements:

	(A) for awards on or after January 1, 2013;				X

	(B) for awards during 2012; and				X

	(C) for awards prior to 2012;	2010 10-K	10.b.i(i)	02/18/2011

(ii) Form of Stock Option Grant Agreements:

	(A) for grants on or after January 1, 2013;				X

	(B) for grants during 2012; and				X

	(C) for grants prior to 2012;	2010 10-K	10.b.i(ii)	02/18/2011

	(iii) Form of Restoration Stock Option; and	2010 10-K	10.b.i(iii)	02/18/2011

	(iv) Form of Stock Option Grant for Non-Employee Directors.	2010 10-K	10.b.i(iv)	02/18/2011

10.b.ii	Non-Employee Directors Equity Program under Masco Corporation’s 2005 Long Term Stock Incentive Plan (Amended July 2012):				X

	(i) Form of Restricted Stock Awards.				X

10.b.iii	Non-Employee Directors Equity Program under Masco Corporation’s 2005 Long Term Stock Incentive Plan (Amended October 2010):	10-Q	10	10/28/2010

	(i) Form of Restricted Stock Award for awards 2010 through 2012.				X

10.b.iv	Non-Employee Directors Equity Program under Masco Corporation’s 2005 Long Term Stock Incentive Plan (for awards prior to 2010):				X

	(i) Form of Restricted Stock Award Agreement; and				X

	(ii) Form of Stock Option Grant Agreement.				X

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date

10.c.i	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto:

	(i) William T. Anderson (includes amendment freezing benefit accruals);	2010 10-K	10.c(i)	02/18/2011

	(ii) Donald J. DeMarie (includes amendment freezing benefit accruals);	2010 10-K	10.c(ii)	02/18/2011

	(iii) Richard A. Manoogian;	2010 10-K	10.c(iii)	02/18/2011

	(iv) John G. Sznewajs (includes amendment freezing benefit accruals); and	2010 10-K	10.c(iv)	02/18/2011

	(v) Timothy Wadhams (includes amendment freezing benefit accruals).	2010 10-K	10.c(v)	02/18/2011

10.c.ii	Form of letter agreement dated March 21, 2012 amending the Masco Corporation Supplemental Executive Retirement and Disability Plan.	10-Q	10.c	05/02/2012

10.d	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005):	2010 10-K	10.d	02/18/2011

	(i) Form of Restricted Stock Award Agreement;	2010 10-K	10.d(i)	02/18/2011

	(ii) Form of Stock Option Grant; and	2010 10-K	10.d(ii)	02/18/2011

	(iii) Form of Amendment to Award Agreements.	2010 10-K	10.d(iii)	02/18/2011

10.e	Other compensatory arrangements for executive officers.	2011 10-K	10.e	02/21/2012

10.f	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program:

	(i) for awards on or after to January 1, 2013; and				X

	(ii) for award prior to January 1, 2013.	10-Q	10.b	05/02/2012

10.g	Compensation of Non-Employee Directors.				X

10.h.i	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010).	2010 10-K	10.g	02/18/2011

10.h.ii	Amendment to Masco Corporation Retirement Benefit Restoration Plan effective February 6, 2012.	10-Q	10.h	05/02/2012

10.i.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	10-Q	10	07/30/2009

10.i.ii	Aircraft Time Sharing Agreement dated October 1, 2012 between Richard A. Manoogian and Masco Corporation.				X

10.j	Non-Compete, Non-Disclosure, Non-Disparagement, Release and Consulting Agreement and related Letter Agreement effective January 1, 2012 between Masco Corporation and Donald J. DeMarie, Jr.	2011 10-K	10.j	02/21/2012

10.k	Consulting Agreement dated April 3, 2012 between William T. Anderson and Masco Corporation.	10-Q	10.k	05/02/2012

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.				X

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date

21	List of Subsidiaries.				X

23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation’s Consolidated Financial Statements and Financial Statement Schedule.				X

31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X

31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X

100	XBRL-Related Documents.				X

101	Interactive Date File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.