Form 10-Q
period 2013-03-31
MASCO CORP /DE/
filed 2013-05-02
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 26, 2013
Common stock, par value $1.00 per share	356,866,800

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2013 and December 31, 2012

(In Millions, Except Share Data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash investments	$1,032	$1,351
Receivables	1,174	933
Prepaid expenses and other	107	107
Assets held for sale	98	100
Inventories:
Finished goods	408	368
Raw material	261	266
Work in process	94	92

	763	726

Total current assets	3,174	3,217

Property and equipment, net	1,294	1,326
Goodwill	1,891	1,894
Other intangible assets, net	150	151
Other assets	182	184
Assets held for sale	88	103

Total assets	$6,779	$6,875

LIABILITIES
Current liabilities:
Notes payable	$206	$206
Accounts payable	863	788
Accrued liabilities	714	823
Liabilities held for sale	43	45

Total current liabilities	1,826	1,862

Long-term debt	3,421	3,422
Deferred income taxes and other	1,037	1,053
Liabilities held for sale	—	4

Total liabilities	6,284	6,341

Commitments and contingencies
EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2013 – 349,100,000; 2012 – 349,000,000	349	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2013 – None; 2012 – None	—	—
Paid-in capital	—	16
Accumulated deficit	(103)	(102)
Accumulated other comprehensive income	36	59

Total Masco Corporation’s shareholders’ equity	282	322
Noncontrolling interest	213	212

Total equity	495	534

Total liabilities and equity	$6,779	$6,875

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(In Millions Except Per Common Share Data)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,876	$1,806
Cost of sales	1,368	1,322

Gross profit	508	484
Selling, general and administrative expenses	376	377
Income from litigation settlements, net	—	(2)

Operating profit	132	109

Other income (expense), net:
Interest expense	(60)	(64)
Other, net	7	15

	(53)	(49)

Income from continuing operations before income taxes	79	60
Income taxes	14	7

Income from continuing operations	65	53
Loss from discontinued operations	(9)	(9)

Net income	56	44
Less: Net income attributable to noncontrolling interest	9	11

Net income attributable to Masco Corporation	$47	$33

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.16	$.12
Loss from discontinued operations	(.03)	(.03)

Net income	$.13	$.09

Diluted:
Income from continuing operations	$.16	$.12
Loss from discontinued operations	(.03)	(.03)

Net income	$.13	$.09

Amounts attributable to Masco Corporation:
Income from continuing operations	$56	$42
Loss from discontinued operations	(9)	(9)

Net income	$47	$33

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(In Millions)

	Three Months Ended March 31,
	2013	2012
Net income	$56	$44
Less: Net income attributable to noncontrolling interest	9	11

Net income attributable to Masco Corporation	$47	$33

Other comprehensive income (loss), net of tax (see Footnote K):
Cumulative translation adjustment	(36)	30
Interest rate swaps, net of income tax of $— and $—, respectively	—	—
Unrecognized pension prior service cost and net loss, net of income tax of $— and $—, respectively	5	4

Other comprehensive (loss) income	(31)	34

Less: Other comprehensive (loss) income attributable to noncontrolling interest	(8)	7

Other comprehensive (loss) income attributable to Masco Corporation	$(23)	$27

Total comprehensive income	$25	$78

Less: Total comprehensive income attributable to noncontrolling interest	1	18

Total comprehensive income attributable to Masco Corporation	$24	$60

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(In Millions)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$130	$90
Increase in receivables	(263)	(272)
Increase in inventories	(43)	(50)
(Decrease) increase in accounts payable and accrued liabilities, net	(34)	65

Net cash for operating activities	(210)	(167)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(35)	(8)
Cash dividends paid	(26)	(26)
New Credit Agreement costs	(4)	—
Issuance of Notes, net of issuance costs	—	396
Retirement of Notes	—	(46)
Payment for settlement of swaps	—	(25)
Payment of debt	—	(1)

Net cash (for) from financing activities	(65)	290

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(31)	(24)
Acquisition of companies, net of cash acquired	(5)	—
Proceeds from disposition of:
Other financial investments	5	23
Property and equipment	5	8
Purchases of other financial investments	—	(1)
Other, net	(4)	(8)

Net cash for investing activities	(30)	(2)

Effect of exchange rate changes on cash and cash investments	(14)	11

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(319)	132
At January 1	1,351	1,656

At March 31	$1,032	$1,788

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2013 and 2012

						(In Millions)
	Total	Common Shares ($ 1 par value)	Paid-In Capital	(Accumulated) Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2012	$742	$348	$65	$38	$76	$215
Total comprehensive income	78			33	27	18
Shares issued	—	2	(2)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(7)		(7)
Cash dividends declared	(26)			(26)
Stock-based compensation	13		13

Balance, March 31, 2012	$792	$349	$62	$45	$103	$233

Balance, January 1, 2013	$534	$349	$16	$(102)	$59	$212
Total comprehensive income	25			47	(23)	1
Shares issued	(7)	2	(9)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(10)		(10)
Cash dividends declared	(26)			(26)
Stock-based compensation	14		14

Balance, March 31, 2013	$495	$349	$—	$(103)	$36	$213

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2013 presentation in the condensed consolidated financial statements. In the Company’s condensed consolidated balance sheets, assets and liabilities related to the 2013 discontinued operations have been separately presented at March 31, 2013 and December 31, 2012. The results of operations related to the 2013 discontinued operations have been separately stated in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012. In the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. On January 1, 2013, the Company adopted new accounting guidance requiring disclosure of amounts reclassified from accumulated other comprehensive income. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

B.	In the first quarter of 2013, the Company determined that Tvilum, its Danish ready-to-assemble cabinet business, is no longer core to its long-term growth strategy and, accordingly, the Company has embarked on a plan for disposition. The Company has accounted for this business and those which were sold in 2012 as discontinued operations.

Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended
	March 31,
	2013	2012
Net Sales	$59	$89

Operating loss from discontinued operations	$(3)	$(11)
Impairment of assets	(10)	—
Loss on disposal of discontinued operations, net	—	(1)

Loss before income tax	(13)	(12)
Income tax benefit	(4)	(3)

Loss from discontinued operations	$(9)	$(9)

Included in impairment of assets in 2013 is the impairment of fixed assets held for sale. During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3). After considering the deferred gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note B – concluded:

The following balance sheet items have been reclassified as held for sale:

	March 31,	December 31,
	2013	2012
Receivables	$32	$32
Inventories	64	66
Prepaid expenses and other	2	2
Property and equipment, net	88	103

Total assets	$186	$203

Accounts payable	$31	$31
Accrued liabilities	12	14
Deferred income taxes	—	4

Total liabilities	$43	$49

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.	The changes in the carrying amount of goodwill for the three months ended March 31, 2013, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Mar. 31, 2013	Losses	Mar. 31, 2013
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	539	(340)	199
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	982	(734)	248

Total	$3,861	$(1,970)	$1,891

	Gross Goodwill At Dec. 31, 2012	Accumulated Impairment Losses	Net Goodwill At Dec. 31, 2012	Other(A)	Additions(B)	Net Goodwill At Mar. 31, 2013
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	544	(340)	204	(5)	—	199
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	980	(734)	246	—	2	248

Total	$3,864	$(1,970)	$1,894	$(5)	$2	$1,891

(A)	Other principally includes the effect of foreign currency translation.
(B)	Additions include the acquisition of a U.K. door business.

Other indefinite-lived intangible assets were $132 million at both March 31, 2013 and December 31, 2012, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $18 million (net of accumulated amortization of $58 million) at March 31, 2013 and $19 million (net of accumulated amortization of $57 million) at December 31, 2012, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.	Depreciation and amortization expense, including discontinued operations, was $49 million and $55 million, including accelerated depreciation, relating to business rationalization initiatives, of $4 million and $7 million, for the three months ended March 31, 2013 and 2012, respectively.

E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2013	2012
Auction rate securities	$22	$22

Total recurring investments	22	22

Private equity funds	67	69
Other investments	4	4

Total non-recurring investments	71	73

Total	$93	$95

The Company’s investments in available-for-sale securities at March 31, 2013 and December 31, 2012 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis
March 31, 2013	$19	$3	$—	$22
December 31, 2012	$19	$3	$—	$22

Recurring Fair Value Measurements. Financial investments measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Mar. 31,	Prices	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$22	—	—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
			Significant
		Quoted	Other	Significant
		Market	Observable	Unobservable
	Dec. 31,	Prices	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E – concluded:

The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include the expected maturity date of auction rate securities, discount rate used to determine the present value of expected cash flows and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the three months ended March 31, 2013 and the year ended December 31, 2012, in millions:

	March 31, 2013	December 31, 2012
	Auction Rate	Auction Rate
	Securities	Securities
Fair value at beginning of period	$22	$22
Total losses included in earnings	—	—
Unrealized (losses)	—	—
Purchases	—	—
Settlements	—	—
Transfer from Level 3 to Level 2	—	—

Fair value at period end	$22	$22

Non-Recurring Fair Value Measurements. During the three months ended March 31, 2013 and 2012, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

The Company did not have any transfers between Level 1 and Level 2 financial assets in the three months ended March 31, 2013 or 2012.

Realized Gains. Income from financial investments net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2013	2012
Realized gains from private equity funds	$3	$16

Total income from financial investments	$3	$16

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at March 31, 2013 was approximately $4.0 billion, compared with the aggregate carrying value of $3.6 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2012 was approximately $4.0 billion, compared with the aggregate carrying value of $3.6 billion.

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

Interest Rate Swap Agreements. In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in the Company’s consolidated statement of income in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At March 31, 2013, the balance remaining in Accumulated Other Comprehensive Income was $21 million.

In the three months ended March 31, 2012, the Company recognized a net decrease in interest expense of $3 million resulting from the amortization of net gains related to the terminations (in 2012, 2008 and 2004) of the interest rate swap agreements.

Foreign Currency Contracts. The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk during 2013 and 2012, the Company, including certain European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in the Company’s condensed consolidated statements of operations in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metal Contracts. During 2013 and 2012, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in the Company’s condensed consolidated statements of operations in cost of sales.

The pre-tax gain (loss) included in the Company’s condensed consolidated statements of operations is as follows, in millions:

	Three Months Ended
	March 31,
	2013	2012
Foreign Currency Contracts
Exchange Contracts	$7	$(5)
Forward Contracts	2	(1)
Metal Contracts	(4)	7

Total gain	$5	$1

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – concluded:

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the condensed consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At March 31, 2013
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$162
Current assets		$4	$1
Forward Contracts	68
Current assets		1	—
Metal Contracts	56
Current liabilities		—	4

Total		$5	$5

	At December 31, 2012
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$172
Current liabilities		$—	$5
Forward Contracts	76
Current assets		1	1
Metal Contracts	35
Current liabilities		1	2

Total		$2	$8

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G.	Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012
Balance at January 1	$118	$102
Accruals for warranties issued during the period	9	42
Accruals related to pre-existing warranties	1	16
Settlements made (in cash or kind) during the period	(10)	(38)
Other, net	—	(4)

Balance at end of period	$118	$118

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H.	On March 28, 2013, the Company entered into a credit agreement (the “New Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the New Credit Agreement, the Company’s credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated.

The New Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit reduce the Company’s borrowing capacity. At March 31, 2013, the Company had $78 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

Revolving credit loans bear interest under the New Credit Agreement, at the Company’s option, at (A) a rate per annum equal to the greatest of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company.

The New Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total capitalization ratio, as adjusted for certain items, of 65 percent, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $250 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after January 1, 2012 that would negatively impact shareholders’ equity.

Based on the limitations of the debt to total capitalization ratio covenant in the New Credit Agreement, at March 31, 2013, the Company had additional borrowing capacity, subject to availability, of up to $858 million. Additionally, at March 31, 2013, the Company could absorb a reduction to shareholders’ equity of approximately $462 million and remain in compliance with the debt to total capitalization covenant.

In order for the Company to borrow under the New Credit Agreement, there must not be any default in the Company’s covenants in the New Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the New Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at March 31, 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At March 31, 2013, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended
	March 31,
	2013	2012
Long-term stock awards	$9	$8
Stock options	5	5
Phantom stock awards and stock appreciation rights	3	5

Total	$17	$18

Income tax benefit (37 percent tax rate - before valuation allowance)	$6	$7

Long-Term Stock Awards. Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 1,570,020 shares of long-term stock awards in the three months ended March 31, 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – continued:

The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2013	2012
Unvested stock award shares at January 1	8	10
Weighted average grant date fair value	$16	$17

Stock award shares granted	2	1
Weighted average grant date fair value	$20	$12

Stock award shares vested	2	2
Weighted average grant date fair value	$16	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$18

Unvested stock award shares at March 31	8	9
Weighted average grant date fair value	$17	$16

At March 31, 2013 and 2012, there was $94 million and $103 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years in both periods.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2013 and 2012 was $32 million and $23 million, respectively.

Stock Options. Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 869,000 of stock option shares in the three months ended March 31, 2013 with a grant date exercise price approximating $20 per share. In the first three months of 2013, 453,070 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – continued:

The Company’s stock option activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2013		2012
Option shares outstanding, January 1	30		36
Weighted average exercise price	$21		$21

Option shares granted	1		1
Weighted average exercise price	$20		$12

Option shares exercised	2		—
Aggregate intrinsic value on date of exercise (A)	$17	million	$1	million
Weighted average exercise price	$11		$8

Option shares forfeited	—		2
Weighted average exercise price	$19		$18

Option shares outstanding, March 31	29		35
Weighted average exercise price	$22		$21
Weighted average remaining option term (in years)	4		5

Option shares vested and expected to vest, March 31	29		35
Weighted average exercise price	$22		$21
Aggregate intrinsic value (A)	$82	million	$26	million
Weighted average remaining option term (in years)	4		5

Option shares exercisable (vested), March 31	23		25
Weighted average exercise price	$24		$23
Aggregate intrinsic value (A)	$45	million	$14	million
Weighted average remaining option term (in years)	4		4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At March 31, 2013 and 2012, there was $17 million and $29 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of two years and three years in 2013 and 2012, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – concluded:

The weighted average grant date fair value of option shares granted in the period and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted average grant date fair value	$8.33	$4.44
Risk-free interest rate	1.20%	1.10%
Dividend yield	1.47%	2.57%
Volatility factor	49.00%	51.00%
Expected option life	6 years	6 years

J.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended March 31,
	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$2	$—
Interest cost	10	1	10	1
Expected return on plan assets	(9)	—	(8)	—
Amortization of net loss	4	1	3	1

Net periodic pension cost	$6	$2	$7	$2

The Company participates in 20 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant to the Company.

Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined benefit pension plans. Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.

K.	The reclassifications from accumulated other comprehensive income (loss) to the income statement were as follows, in millions:

	Amount
Accumulated Other Comprehensive Income (Loss)	Reclassified
	March 31,
	2013	2012	Income Statement Line Item
Amortization of defined benefit pension:
Actuarial losses, net	$5	$4	Selling, General & Administrative Expense
	—	—	Tax expense

	$5	$4	Net of tax

Interest rate swaps	$—	$—	Interest expense

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2013	2012	2013	2012
	Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$236	$228	$(4)	$(16)
Plumbing Products	762	742	86	97
Installation and Other Services	312	278	(4)	(14)
Decorative Architectural Products	432	434	89	73
Other Specialty Products	134	124	(1)	(5)

Total	$1,876	$1,806	$166	$135

The Company’s operations by geographic area were:
North America	$1,510	$1,431	$140	$88
International, principally Europe	366	375	26	47

Total	$1,876	$1,806	166	135

General corporate expense, net			(34)	(28)
Income from litigation settlements			—	2

Operating profit, as reported			132	109
Other income (expense), net			(53)	(49)

Income from continuing operations before income taxes			$79	$60

(A)	Inter-segment sales were not material.

M.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2013	2012
Income from cash and cash investments	$1	$2
Income from financial investments (Note E)	3	16
Other items, net	3	(3)

Total other, net	$7	$15

Other items, net, included $3 million and $(1) million of currency gains (losses) for the three months ended March 31, 2013 and 2012, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2013	2012
Numerator (basic and diluted):
Income from continuing operations	$56	$42
Allocation to unvested restricted stock awards	(1)	(1)

Income from continuing operations attributable to common shareholders	$55	$41
Loss from discontinued operations, net	(9)	(9)

Net income available to common shareholders	$46	$32

Denominator:
Basic common shares (based upon weighted average)	350	349
Add:
Contingent common shares	—	—
Stock option dilution	2	1

Diluted common shares	352	350

For the three months ended March 31, 2013 and 2012, the Company allocated dividends to the unvested restricted stock awards (participating securities).

Additionally, 15 million and 30 million common shares for the three months ended March 31, 2013 and 2012, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first three months of 2013, the Company granted 1.6 million shares of long-term stock awards. To offset the dilutive impact of these awards and awards granted in late 2012, the Company repurchased and retired 1.7 million shares of Company common stock, for cash aggregating approximately $35 million. At March 31, 2013, the Company had 22.6 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.075 ($.075), respectively, for the three months ended March 31, 2013 and 2012.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

O.	We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes and other matters, including class actions. We believe we have adequate defenses in these matters and that the outcome of these matters is not likely to have a material adverse effect on us. However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

P.	The effective tax rate in the first quarter of 2013 was 18 percent primarily due to a decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $12 million state income tax benefit on uncertain tax positions due to the expiration of applicable statutes of limitations in various jurisdictions.

As a result of tax audit closings, settlements and expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $3 million.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2013 VERSUS FIRST QUARTER 2012

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent (Decrease)
	March 31,		Increase
	2013	2012	2013 vs. 2012
Net Sales:
Cabinets and Related Products	$236	$228	4%
Plumbing Products	762	742	3%
Installation and Other Services	312	278	12%
Decorative Architectural Products	432	434	—%
Other Specialty Products	134	124	8%

Total	$1,876	$1,806	4%

North America	$1,510	$1,431	6%
International, principally Europe	366	375	(2%)

Total	$1,876	$1,806	4%

	Three Months Ended
	March 31,
	2013	2012
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(1.7%)	(7.0%)
Plumbing Products	11.3%	13.1%
Installation and Other Services	(1.3%)	(5.0%)
Decorative Architectural Products	20.6%	16.8%
Other Specialty Products	(0.7%)	(4.0%)

North America	9.3%	6.1%
International, principally Europe	7.1%	12.5%
Total	8.8%	7.5%

Operating profit margins, as reported	7.0%	6.0%

(A)	Before general corporate expense, net and income from litigation settlements; see Note L to the condensed consolidated financial statements.

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

NET SALES

Net sales increased four percent for the three-month period ended March 31, 2013 from the comparable period of 2012. There was no net impact of currency translation in the first quarter of 2013. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2013	2012
Net sales, as reported	$1,876	$1,806
Acquisitions	(3)	—

Net sales, excluding acquisitions	1,873	1,806
Currency translation	—	—

Net sales, excluding acquisitions and the effect of currency translation	$1,873	$1,806

North American net sales increased six percent for the three-month period ended March 31, 2013 from the comparable period of 2012 due to increased sales volume of cabinets, installation and other services, plumbing products and windows. Net sales were also positively affected by selling price increases, which increased sales by two percent for the three-month period ended March 31, 2013 from the comparable period of 2012. Such increases were partially offset by a less favorable product mix related to cabinets and plumbing products, as well as lower sales volume of paints and stains which decreased sales by one percent for the three-month period ended March 31, 2013 from the comparable period of 2012.

In local currencies and in U.S. dollars, net sales from International operations decreased two percent for the three-month period ended March 31, 2013. The decrease in local currency sales in the three-month period ended March 31, 2013 is primarily due to lower sales volume of International plumbing products, cabinets and windows, partially offset by increased selling prices.

Net sales of Cabinets and Related Products increased for the three-month period ended March 31, 2013 due to increased sales volume and selling prices of North American cabinets, which increased sales by 11 percent from the comparable period of 2012, partially offset by a less favorable product mix of North American cabinets, which decreased sales by seven percent from the comparable period of 2012.

Net sales of Plumbing Products increased due to increased sales volume of North American operations, which increased sales by four percent for the three-month period ended March 31, 2013 from the comparable period of 2012, partially offset by lower sales volume of international operations.

Net sales of Installation and Other Services increased for the three-month period ended March 31, 2013, primarily due to increased sales volume related to a higher level of activity in the new home construction market as well as increased selling prices.

Net sales of Decorative Architectural Products decreased for the three-month period ended March 31, 2013, principally due to lower sales volume of paints and stains.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of Other Specialty Products increased for the three-month period ended March 31, 2013 compared with the same period in 2012 due to higher sales volume of North American windows. This segment was negatively affected by lower sales volume of U.K. windows and staple guns and other fastening tools in the same period of 2013 compared to 2012.

OPERATING MARGINS

Our gross profit margins were 27.1 percent for the three-month period ended March 31, 2013 compared with 26.8 percent for the comparable period of 2012. Selling, general and administrative expenses, as a percentage of sales, were 20.0 percent for the three-month period ended March 31, 2013, compared to 20.8 percent for the comparable period of 2012.

Gross profit margins for the first quarter ended March 31, 2013 were positively affected by increased sales volume and a more favorable relationship between selling prices and commodity costs. The decrease in selling, general and administrative expenses as a percent of sales, in the first quarter of 2013 is due to increased sales volume.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month periods ended March 31, 2013 and 2012 includes $8 million and $11 million, respectively, of costs and charges related to our business rationalizations and other initiatives.

Operating margins in the Cabinets and Related Products segment for the three-month period ended March 31, 2013 reflect a more favorable relationship between selling prices and commodity costs and the benefits associated with our business rationalizations and cost savings initiatives, partially offset by a less favorable product mix.

Operating margins in the Plumbing Products segment for the three-month period ended March 31, 2013 were negatively impacted by lower sales volume and a less favorable product mix related to international operations and a less favorable relationship between selling prices and commodity costs (including the negative impact of $4 million loss related to the metal hedge contracts). Such declines more than offset increased North American sales volume.

Operating margins in the Installation and Other Services segment for the three-month period ended March 31, 2013 were positively impacted by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month period ended March 31, 2013 reflect the anniversary of pricing actions and lower program costs.

Operating margins in the Other Specialty Products segment for the three-month period ended March 31, 2013 reflect increased sales volume and the benefits associated with business rationalizations and other cost savings initiatives.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2013 decreased $4 million from the comparable period of 2012 primarily due to the repurchase and retirement of $791 million of 5.875% Notes in 2012, partially offset by the issuance of 5.95% Notes. This activity resulted in a net debt reduction of $400 million in 2012.

Other items, net, for the three-month period ended March 31, 2013 included $3 million of currency transaction gains. Other items, net, for the three-month period ended March 31, 2012 included $(1) million of currency transaction losses.

Other, net, for the three-month period ended March 31, 2013 included gains of $3 million related to distributions from private equity funds. Other, net, for the three-month period ended March 31, 2012 included gains of $16 million related to distributions from private equity funds.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS – Attributable to Masco Corporation

Income for the three-month period ended March 31, 2013 was $56 million compared with $42 million for the comparable period of 2012. Diluted earnings per common share for the three-month period ended March 31, 2013 was $.16 per common share compared with $.12 per common share for the comparable period of 2012.

Our effective tax rate in the first quarter of 2013 of 18 percent was lower than our normalized tax rate of 36 percent primarily due to a decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $12 million state income tax benefit on uncertain tax positions due to the expiration of applicable statutes of limitations in various jurisdictions.

In the first quarter of 2012, we incurred income tax expense of $7 million on pre-tax income from continuing operations of $60 million. The income tax expense includes a $21 million state income tax benefit on uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain tax audit closings.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 at both March 31, 2013 and December 31, 2012.

For the three months ended March 31, 2013, cash of $210 million was used for operating activities. First quarter 2013 cash from operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with December 31, 2012.

Net cash used for financing activities was $65 million, primarily due to $26 million for the payment of cash dividends and $35 million for the acquisition of Company common stock in open-market transactions to partially offset the dilutive impact of long-term stock awards granted in 2013 and awards granted in late 2012. Net cash used for investing activities was $30 million and included $31 million for capital expenditures and $5 million for the acquisition of a U.K. door company, offset by net proceeds from the sale of fixed assets and financial investments of $10 million.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our cash and cash investments were $1.0 billion and $1.4 billion at March 31, 2013 and December 31, 2012, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.

Of the $1.0 billion and the $1.4 billion of cash and cash investments held at March 31, 2013 and December 31, 2012, respectively, $522 million and $572 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 28, 2013, the Company entered into a credit agreement (the “New Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the New Credit Agreement, the Company’s credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated. See Footnote H to the financial statements.

Based on the limitations of the debt to total capitalization covenant in the New Credit Agreement, at March 31, 2013, the Company had additional borrowing capacity, subject to availability, of up to $858 million. Additionally, at March 31, 2013, the Company could absorb a reduction to shareholders’ equity of approximately $462 million and remain in compliance with the debt to total capitalization covenant.

We were in compliance with all covenants and had no borrowings under the New Credit Agreement at March 31, 2013.

We have $200 million of 7.125% Notes due August 15, 2013 (“Notes”). We plan to use available cash to retire the Notes.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, the uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses and our ability to maintain our competitive positions in our industries. These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended March 31, 2013, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note O to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/13- 1/31/13	—	$—	—	24,348,790
2/1/13- 2/29/13	—	$—	—	24,348,790
3/1/13- 3/31/13	1,732,810	$20.14	1,732,810	22,615,980

Total for the quarter	1,732,810	$20.14	1,732,810	22,615,980

(a)	In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II. OTHER INFORMATION (continued)

Item 6.	Exhibits

10	-	Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S.à.r.l., as borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated March 28, 2013 and filed on April 3, 2013.

12	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	-	Certification by Chief Executive Officer Required by Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	-	Certification by Chief Financial Officer Required by Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

MASCO CORPORATION

PART II. OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and Chief Financial Officer

May 2, 2013

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10	Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S.à.r.l., as borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated March 28, 2013 and filed on April 3, 2013.

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File