Form 10-Q
period 2013-06-30
MASCO CORP /DE/
filed 2013-07-31
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 26, 2013
Common stock, par value $1.00 per share	356,940,100

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2013 and December 31, 2012

(In Millions, Except Share Data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash investments	$1,223	$1,351
Receivables	1,255	933
Prepaid expenses and other	109	107
Assets held for sale	101	100
Inventories:
Finished goods	435	368
Raw material	261	266
Work in process	95	92

	791	726

Total current assets	3,479	3,217

Property and equipment, net	1,276	1,326
Goodwill	1,894	1,894
Other intangible assets, net	149	151
Other assets	173	184
Assets held for sale	91	103

Total assets	$7,062	$6,875

LIABILITIES
Current liabilities:
Notes payable	$207	$206
Accounts payable	998	788
Accrued liabilities	789	823
Liabilities held for sale	48	45

Total current liabilities	2,042	1,862

Long-term debt	3,421	3,422
Deferred income taxes and other	1,050	1,053
Liabilities held for sale	—	4

Total liabilities	6,513	6,341

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2013 – 349,200,000; 2012 – 349,000,000	349	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2013 – None; 2012 – None	—	—
Paid-in capital	—	16
Accumulated deficit	(40)	(102)
Accumulated other comprehensive income	47	59

Total Masco Corporation’s shareholders’ equity	356	322
Noncontrolling interest	193	212

Total equity	549	534

Total liabilities and equity	$7,062	$6,875

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

(In Millions, Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$2,149	$1,945	$4,025	$3,751
Cost of sales	1,540	1,424	2,908	2,746

Gross profit	609	521	1,117	1,005

Selling, general and administrative expenses	421	392	797	769
Charge for litigation settlements, net	—	75	—	73

Operating profit	188	54	320	163

Other income (expense), net:
Interest expense	(60)	(68)	(120)	(132)
Other, net	3	2	10	17

	(57)	(66)	(110)	(115)

Income (loss) from continuing operations before income taxes	131	(12)	210	48
Income taxes	39	31	53	38

Income (loss) from continuing operations	92	(43)	157	10
Loss from discontinued operations	(5)	(24)	(14)	(33)

Net income (loss)	87	(67)	143	(23)
Less: Net income attributable to noncontrolling interest	10	8	19	19

Net income (loss) attributable to Masco Corporation	$77	$(75)	$124	$(42)

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income (loss) from continuing operations	$.23	$(.15)	$.39	$(.03)
Loss from discontinued operations	(.01)	(.07)	(.04)	(.09)

Net income (loss)	$.22	$(.22)	$.35	$(.12)

Diluted:
Income (loss) from continuing operations	$.23	$(.15)	$.38	$(.03)
Loss from discontinued operations	(.01)	(.07)	(.04)	(.09)

Net income (loss)	$.21	$(.22)	$.34	$(.12)

Amounts attributable to Masco Corporation:
Income (loss) from continuing operations	$82	$(51)	$138	$(9)
Loss from discontinued operations	(5)	(24)	(14)	(33)

Net income (loss)	$77	$(75)	$124	$(42)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$87	$(67)	$143	$(23)
Less: Net income attributable to noncontrolling interest	10	8	19	19

Net income (loss) attributable to Masco Corporation	$77	$(75)	$124	$(42)

Other comprehensive income (loss), net of tax (see Note K):
Cumulative translation adjustment	10	(57)	(26)	(27)
Interest rate swaps, net of income tax of $— and $—, respectively	1	—	1	—
Unrecognized pension prior service cost and net loss, net of income tax of $— and $—, respectively	4	4	9	8

Other comprehensive income (loss)	15	(53)	(16)	(19)

Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	(11)	(4)	(4)

Other comprehensive income (loss) attributable to Masco Corporation	$11	$(42)	$(12)	$(15)

Total comprehensive income (loss)	$102	$(120)	$127	$(42)

Less: Total comprehensive income (loss) attributable to the noncontrolling interest	14	(3)	15	15

Total comprehensive income (loss) attributable to Masco Corporation	$88	$(117)	$112	$(57)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2013 and 2012

(In Millions)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$299	$109
Increase in receivables	(348)	(303)
Increase in inventories	(69)	(81)
Increase in accounts payable and accrued liabilities, net	177	271

Net cash from (for) operating activities	59	(4)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Cash dividends paid	(54)	(53)
Dividend payment to noncontrolling interest	(34)	(40)
Purchase of Company common stock	(35)	(8)
New Credit Agreement costs	(4)	—
Issuance of Notes, net of issuance costs	—	396
Retirement of Notes	—	(46)
Payment for settlement of swaps	—	(25)
Payment of debt, net	—	(1)

Net cash (for) from financing activities	(127)	223

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(59)	(52)
Acquisition of companies, net of cash acquired	(5)	—
Proceeds from disposition of:
Other financial investments	11	30
Property and equipment	7	24
Purchases of other financial investments	—	(2)
Other, net	(5)	(15)

Net cash (for) investing activities	(51)	(15)

Effect of exchange rate changes on cash and cash investments	(9)	(7)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(128)	197
At January 1	1,351	1,656

At June 30	$1,223	$1,853

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2013 and 2012

(In Millions)

	Total	Common Shares ($1 par value)	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2012	742	348	65	38	76	215
Total comprehensive income (loss)	(42)			(42)	(15)	15
Shares issued	—	2	(2)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(53)		(27)	(26)
Dividend payment to noncontrolling interest	(40)					(40)
Stock-based compensation	28		28

Balance, June 30, 2012	$619	$348	$50	$(30)	$61	$190

Balance, January 1, 2013	534	349	16	(102)	59	212
Total comprehensive income (loss)	127			124	(12)	15
Shares issued	—	2	(2)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(18)		(18)
Cash dividends declared	(54)		(14)	(40)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	29		29

Balance, June 30, 2013	$549	$349	$—	$(40)	$47	$193

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2013 and the results of operations for the three months and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2013 presentation in the condensed consolidated financial statements. In the Company’s condensed consolidated balance sheets, assets and liabilities related to the 2013 discontinued operations have been separately presented at June 30, 2013 and December 31, 2012. The results of operations related to the 2013 discontinued operations have been separately stated in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012. In the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements. On January 1, 2013, the Company adopted new accounting guidance requiring disclosure of amounts reclassified from accumulated other comprehensive income. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

B.	In the first quarter of 2013, the Company determined that Tvilum, its Danish ready-to-assemble cabinet business, is no longer core to its long-term growth strategy and, accordingly, the Company has embarked on a plan for disposition. The Company has accounted for this business and those which were sold in 2012 as discontinued operations. Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Sales	$60	$80	$119	$169

Operating loss from discontinued operations	$(5)	$(10)	$(8)	$(21)
Impairment of assets	—	—	(10)	—
Loss on disposal of discontinued operations, net	—	(2)	—	(3)

Loss before income tax	(5)	(12)	(18)	(24)
Income tax expense (benefit)	—	12	(4)	9

Loss from discontinued operations, net	$(5)	$(24)	$(14)	$(33)

Included in impairment of assets in 2013 is the impairment of fixed assets held for sale. During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3). After considering the currency translation gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013; no further adjustment was made in the second quarter of 2013.

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

The following balance sheet items have been reclassified as held for sale:

	June 30,	December 31,
	2013	2012

Receivables	$36	$32
Inventories	64	66
Prepaid expenses and other	1	2
Property and equipment, net	91	103

Total assets	$192	$203

Accounts payable	$36	$31
Accrued liabilities	12	14
Deferred income taxes	—	4

Total liabilities	$48	$49

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.	The changes in the carrying amount of goodwill for the six months ended June 30, 2013, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	June 30, 2013	Losses	June 30, 2013
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	541	(340)	201
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249

Total	$3,864	$(1,970)	$1,894

	Gross Goodwill	Accumulated	Net Goodwill			Net Goodwill
	At	Impairment	At			At
	Dec. 31, 2012	Losses	Dec. 31, 2012	Other (A)	Additions (B)	June 30, 2013
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	544	(340)	204	(3)	—	201
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	980	(734)	246	—	3	249

Total	$3,864	$(1,970)	$1,894	$(3)	$3	$1,894

(A)	Other principally includes the effect of foreign currency translation.
(B)	Additions include the acquisition of a U.K. door business in the first quarter of 2013.

Other indefinite-lived intangible assets were $132 million at both June 30, 2013 and December 31, 2012, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $17 million (net of accumulated amortization of $59 million) at June 30, 2013 and $19 million (net of accumulated amortization of $57 million) at December 31, 2012, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.	Depreciation and amortization expense, including discontinued operations, was $94 million and $104 million, including accelerated depreciation (relating to business rationalization initiatives) of $9 million for each of the six months ended June 30, 2013 and 2012.

E.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	June 30, 2013	December 31, 2012

Auction rate securities	$22	$22

Total recurring investments	22	22

Private equity funds	65	69
Other investments	4	4

Total non-recurring investments	69	73

Total	$91	$95

The Company’s investments in available-for-sale securities at June 30, 2013 and December 31, 2012 were as follows, in millions:

		Pre-tax
		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

June 30, 2013	$19	$3	$—	$22

December 31, 2012	$19	$3	$—	$22

Recurring Fair Value Measurements. Financial investments measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	June 30, 2013	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$22	—	—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
	Dec. 31, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

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

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the six months ended June 30, 2013 and the year ended December 31, 2012, in millions:

	June 30, 2013 Auction Rate Securities	December 31, 2012 Auction Rate Securities

Fair value at beginning of period	$22	$22
Total losses included in earnings	—	—
Unrealized (losses)	—	—
Purchases	—	—
Settlements	—	—
Transfer from Level 3 to Level 2	—	—

Fair value at period end	$22	$22

Non-Recurring Fair Value Measurements. During the three months and six months ended June 30, 2013, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

During the three months and six months ended June 30, 2012, the Company measured $4 million of private equity investments using level 3 inputs due to an other-than-temporary decline in the estimated value, resulting in a $2 million impairment.

The Company did not have any transfers between Level 1 and Level 2 financial assets in the three months or six months ended June 30, 2013 or 2012.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E – concluded:

Realized Gains (Losses). Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Realized gains from private equity funds	$4	$2	$7	$18
Income from other investments, net	1	—	1	—

Total income from financial investments	$5	$2	$8	$18

Impairment charges – private equity funds	$—	$(2)	$—	$(2)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at June 30, 2013 was approximately $3.9 billion, compared with the aggregate carrying value of $3.6 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2012 was approximately $4.0 billion, compared with the aggregate carrying value of $3.6 billion.

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

Interest Rate Swap Agreements. In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in the Company’s consolidated statement of income in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At June 30, 2013, the balance remaining in Accumulated Other Comprehensive Income was $20 million.

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

Metal Contracts. During 2013 and 2012, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. (Losses) gains related to these contracts are recorded in the Company’s condensed consolidated statements of operations in cost of sales.

The pre-tax (loss) gain included in the Company’s consolidated statements of operations is as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Foreign Currency Contracts
Exchange Contracts	$—	$9	$7	$4
Forward Contracts	—	—	2	(1)
Metal Contracts	(5)	(6)	(9)	1

Total (loss) gain	$(5)	$3	$—	$4

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – concluded:

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the condensed consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At June 30, 2013
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$103
Current assets		$3	$—
Forward Contracts	63
Current assets		1	—

Metal Contracts	46
Current liabilities		—	8

Total		$4	$8

	At December 31, 2012
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$172
Current liabilities		$—	$5
Forward Contracts	76
Current assets		1	1

Metal Contracts	35
Current liabilities		1	2

Total		$2	$8

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G.	Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2013	December 31, 2012

Balance at January 1	$118	$102
Accruals for warranties issued during the period	18	42
Accruals related to pre-existing warranties	4	16
Settlements made (in cash or kind) during the period	(20)	(38)
Other, net	1	(4)

Balance at end of period	$121	$118

H.	On March 28, 2013, the Company entered into a credit agreement (the “New Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the New Credit Agreement, the Company’s credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated.

The New Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit reduce the Company’s borrowing capacity. At June 30, 2013, the Company had $95 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

Revolving credit loans bear interest under the New Credit Agreement, at the Company’s option, at (A) a rate per annum equal to the greater of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company.

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

Based on the limitations of the debt to total capitalization ratio covenant in the New Credit Agreement, at June 30, 2013, the Company had additional borrowing capacity, subject to availability, of up to $910 million. Additionally, at June 30, 2013, the Company could absorb a reduction to shareholders’ equity of approximately $490 million and remain in compliance with the debt to total capitalization covenant.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note H – concluded:

In order for the Company to borrow under the New Credit Agreement, there must not be any default in the Company’s covenants in the New Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the New Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at June 30, 2013.

I.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At June 30, 2013, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Long-term stock awards	$11	$11	$20	$19
Stock options	5	4	10	9
Phantom stock awards and stock appreciation rights	—	1	3	6

Total	$16	$16	$33	$34

Income tax benefit (37 percent tax rate – before valuation allowance)	$6	$6	$12	$13

Long-Term Stock Awards. Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 1,623,080 shares of long-term stock awards in the six months ended June 30, 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – continued:

The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2013	2012

Unvested stock award shares at January 1	8	10
Weighted average grant date fair value	$16	$17

Stock award shares granted	2	1
Weighted average grant date fair value	$20	$12

Stock award shares vested	2	2
Weighted average grant date fair value	$16	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$18

Unvested stock award shares at June 30	8	9
Weighted average grant date fair value	$17	$16

At June 30, 2013 and 2012, there was $83 million and $92 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years in both periods.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2013 and 2012 was $32 million and $23 million, respectively.

Stock Options. Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 869,000 of stock option shares in the six months ended June 30, 2013 with a grant date exercise price approximating $20 per share. In the first six months of 2013, 1,182,470 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – continued:

The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2013	2012

Option shares outstanding, January 1	30	36
Weighted average exercise price	$21	$21

Option shares granted, including restoration options	1	1
Weighted average exercise price	$20	$12

Option shares exercised	2	—
Aggregate intrinsic value on date of exercise (A)	$21 million	$1 million
Weighted average exercise price	$11	$9

Option shares forfeited	1	3
Weighted average exercise price	$23	$19

Option shares outstanding, June 30	28	34
Weighted average exercise price	$22	$21
Weighted average remaining option term (in years)	4	5

Option shares vested and expected to vest, June 30	28	34
Weighted average exercise price	$22	$21
Aggregate intrinsic value (A)	$69 million	$29 million
Weighted average remaining option term (in years)	4	5

Option shares exercisable (vested), June 30	23	26
Weighted average exercise price	$24	$24
Aggregate intrinsic value (A)	$37 million	$15 million
Weighted average remaining option term (in years)	3	4

(A)	Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At June 30, 2013 and 2012, there was $12 million and $24 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of two years and three years in 2013 and 2012, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	June 30,
	2013	2012

Weighted average grant date fair value	$8.33	$4.44
Risk-free interest rate	1.20%	1.10%
Dividend yield	1.47%	2.57%
Volatility factor	49.00%	51.00%
Expected option life	6 years	6 years

J.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$1	$—	$1	$—
Interest cost	10	2	10	2
Expected return on plan assets	(9)	—	(9)	—
Amortization of net loss	4	—	4	—

Net periodic pension cost	$6	$2	6	2

	Six Months Ended June 30,
	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$2	$—	$3	$—
Interest cost	20	3	20	3
Expected return on plan assets	(18)	—	(17)	—
Amortization of net loss	8	1	7	1

Net periodic pension cost	$12	$4	$13	$4

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

K.	The reclassifications from accumulated other comprehensive income (loss) to the income statement were as follows, in millions:

	Amount Reclassified
Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
	2013	2012	2013	2012	Line Item

Amortization of defined benefit pension:
Actuarial losses, net	$4	$4	$9	$8	Selling, General & Administrative Expense
	—	—	—	—	Tax expense

	$4	$4	$9	$8	Net of tax

Interest rate swaps	$1	$—	$1	$—	Interest expense

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$265	$253	$2	$(5)	$501	$481	$(2)	$(21)
Plumbing Products	802	738	102	70	1,564	1,480	188	167
Installation and Other Services	357	296	8	(9)	669	574	4	(23)
Decorative Architectural Products	565	517	104	95	997	951	193	168
Other Specialty Products	160	141	11	6	294	265	10	1

Total	$2,149	$1,945	$227	$157	$4,025	$3,751	$393	$292

The Company’s operations by geographic area were:
North America	$1,765	$1,587	$185	$125	$3,275	$3,018	$325	$213
International, principally Europe	384	358	42	32	750	733	68	79

Total	$2,149	$1,945	227	157	$4,025	$3,751	393	292

General corporate expense, net			(39)	(33)			(73)	(61)
Gain from sale of fixed assets (B)			—	5			—	5
Charge for litigation settlements, net (B)			—	(75)			—	(73)

Operating profit			188	54			320	163
Other income (expense), net			(57)	(66)			(110)	(115)

Income (loss) before income taxes			$131	$(12)			$210	$48

(A)	Inter-segment sales were not material.
(B)	In 2012, gain on sale of fixed assets relates to a business unit in the Other Specialty Products segment. For the three months and six months ended June 30, 2012, the charge for litigation settlements, net, includes $75 million related to a business unit in the Installation and Other Services segment.

M.	As part of the Company’s continuing review of its operations to improve cost structure and business processes, actions were taken during 2013 and 2012 to respond to market conditions. The Company recorded charges related to severance and early retirement programs of $12 million and $5 million for the six months ended June 30, 2013 and 2012, respectively. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income from cash and cash investments	$1	$2	$2	$4
Income from financial investments (Note E)	5	2	8	18
Impairment of financial investments (Note E)	—	(2)	—	(2)
Other items, net	(3)	—	—	(3)

Total other net	$3	$2	$10	$17

Other items, net, included $(2) million and $1 million of currency (losses) gains for the three months and six months ended June 30, 2013, respectively. Other items, net, included $— million and $1 million of currency losses for the three months and six months ended June 30, 2012, respectively.

O.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator (basic and diluted):
Income (loss) from continuing operations	$82	$(51)	$138	$(9)
Allocation to unvested restricted stock awards	(2)	(1)	(3)	(1)

Income (loss) from continuing operations attributable to common shareholders	80	(52)	135	(10)

Loss from discontinued Operations, net	(5)	(24)	(14)	(33)

Net income (loss) available to common shareholders	$75	$(76)	$121	$(43)

Denominator:
Basic common shares (based upon weighted average)	349	349	349	349
Add:
Contingent common shares	—	—	—	—
Stock option dilution	3	—	3	—

Diluted common shares	352	349	352	349

For the three months and six months ended June 30, 2013 and 2012, the Company allocated dividends and undistributed earnings (only in 2013) to the unvested restricted stock awards (participating securities).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note O – concluded:

Additionally, 14 million common shares for both the three months and six months ended June 30, 2013 and 34 million common shares for both the three months and six months ended June 30, 2012 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first six months of 2013, the Company granted 1.6 million shares of long-term stock awards; to offset the dilutive impact of these awards and awards granted in late 2012, the Company also repurchased and retired 1.7 million shares of Company common stock, for cash aggregating approximately $35 million. At June 30, 2013, the Company had 22.6 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.15 ($.15), respectively for the three months and six months ended June 30, 2013 and June 30, 2012.

P.	We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes and other matters, including class actions. We believe we have adequate defenses in these matters and that the outcome of these matters is not likely to have a material adverse effect on us. However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

Q.	Our effective tax rate was 30 percent and 25 percent for the three months and six months ended June 30, 2013, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate for the first half of 2013 includes an $11 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation.

In the second quarter of 2012, the Company incurred income tax expense of $31 million on a pre-tax loss from continuing operations of $12 million and for the first half of 2012 the effective tax rate was 79 percent. The unusual 2012 tax rate is primarily due to losses in certain jurisdictions providing no tax benefit and an increase in the valuation allowance related to net operating losses. The effective tax rate for the first half of 2012 includes a $21 million state income tax benefit on uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain audit closings.

As a result of expirations of applicable statutes of limitations in various jurisdictions expected to transpire or occur within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $3 million.

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

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance that can be placed on projected taxable income to support the recovery of the deferred tax assets.

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

A return to sustainable profitability in the U.S. is required before we would change our judgment regarding the need for a valuation allowance against our deferred tax assets.

Although the recent strengthening in new home construction activity has resulted in profitability in the Company’s U.S. operations during the first half of 2013, we continue to record a full valuation allowance against the U.S. Federal deferred tax assets as the Company is expected to remain in a three-year cumulative loss position throughout 2013.

It is reasonably possible that the continued improvements in our U.S. operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance as early as the fourth quarter of 2014. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward resulting in a lower U.S. effective tax rate.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2013 AND THE FIRST SIX MONTHS 2013 VERSUS

SECOND QUARTER 2012 AND THE FIRST SIX MONTHS 2012

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Increase
	2013	2012	2013 vs. 2012
Net Sales:
Cabinets and Related Products	$265	$253	5%
Plumbing Products	802	738	9%
Installation and Other Services	357	296	21%
Decorative Architectural Products	565	517	9%
Other Specialty Products	160	141	13%

Total	$2,149	$1,945	10%

North America	$1,765	$1,587	11%
International, principally Europe	384	358	7%

Total	$2,149	$1,945	10%

	Six Months Ended June 30,
	2013	2012
Net Sales:
Cabinets and Related Products	$501	$481	4%
Plumbing Products	1,564	1,480	6%
Installation and Other Services	669	574	17%
Decorative Architectural Products	997	951	5%
Other Specialty Products	294	265	11%

Total	$4,025	$3,751	7%

North America	$3,275	$3,018	9%
International, principally Europe	750	733	2%

Total	$4,025	$3,751	7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	0.8%	(2.0%)	(0.4%)	(4.4%)
Plumbing Products	12.7%	9.5%	12.0%	11.3%
Installation and Other Services	2.2%	(3.0%)	0.6%	(4.0%)
Decorative Architectural Products	18.4%	18.4%	19.4%	17.7%
Other Specialty Products	6.9%	4.3%	3.4%	0.4%

North America	10.5%	7.9%	9.9%	7.1%
International, principally Europe	10.9%	8.9%	9.1%	10.8%
Total	10.6%	8.1%	9.8%	7.8%

Total operating profit margin, as reported	8.7%	2.8%	8.0%	4.3%

(A)	Before general corporate expense, net, gain from sale of fixed assets, and charge for litigation settlements, net; see Note L to the condensed consolidated financial statements.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NET SALES

Net sales increased ten percent and seven percent for the three-month and six-month periods ended June 30, 2013, respectively, from the comparable periods of 2012. Currency translation and the sales related to the acquisition of a small U.K door business did not significantly affect our sales. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales, as reported	$2,149	$1,945	$4,025	$3,751
Acquisitions	(3)	—	(6)	—

Net sales, excluding acquisitions	2,146	1,945	4,019	3,751
Currency translation	(3)	—	(3)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,143	$1,945	$4,016	$3,751

North American net sales were positively impacted by increased sales volume of cabinets (such increase in cabinets was completely offset by a less favorable product mix), installation and other services, plumbing products, paints and stains, windows and builders’ hardware, which, in the aggregate, increased sales by ten percent and seven percent for the three-month and six-month periods ended June 30, 2013, respectively, from the comparable periods of 2012. Net sales in both periods were also positively affected by net selling price increases, primarily related to cabinets, installation and other services and windows, which increased sales by one percent for both the three-month and six-month periods ended June 30, 2013, from the comparable periods of 2012.

A weaker U.S. dollar increased International net sales by one percent in the three-month period ended June 30, 2013 compared to the same period of 2012. In local currencies, net sales from International operations increased six percent and two percent for the three-month and six-month periods ended June 30, 2013, respectively, primarily due to increased sales volume and selling price increases of International plumbing products.

Net sales of Cabinets and Related Products increased due to increased sales volume and selling prices of North American cabinets, resulting in sales growth in this segment of 12 percent and 11 percent in the three-month and six-month periods ended June 30, 2013, respectively, from the comparable periods of 2012. Such increases were offset by a less favorable product mix related to North American cabinets, which reduced sales in this segment by seven percent for both the three-month and six-month periods ended June 30, 2013 from the comparable periods of 2012.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of Plumbing Products increased due to increased sales volume and increased selling prices of both North American and international operations, which, on a combined basis, increased sales by nine percent and six percent for the three-month and six-month periods ended June 30, 2013, from the comparable periods of 2012, respectively.

Net sales of Installation and Other Services increased for the three-month and six-month periods ended June 30, 2013, primarily due to increased sales volume related to a higher level of activity in new home construction, as well as increased sales volume of retrofit and commercial sales. Net sales in this segment were also positively affected by increased selling prices.

Net sales of Decorative Architectural Products increased for the three-month and six-month periods ended June 30, 2013, due to increased sales volume of paints and stains and builders’ hardware, partially offset by lower selling prices.

Net sales of Other Specialty Products increased for the three-month and six-month periods ended June 30, 2013, compared with the same periods in 2012, due to increased sales volume and increased selling prices of North American windows in the Western U.S. A stronger U.S. dollar decreased sales by one percent in both the three-month and six-month periods ended June 30, 2013 compared to 2012.

OPERATING MARGINS

Our gross profit margins were 28.3 percent and 27.8 percent for the three-month and six-month periods ended June 30, 2013, respectively, compared with 26.8 percent for each of the comparable periods of 2012. Selling, general and administrative expenses, as a percentage of sales, were 19.6 percent and 19.8 percent for the three-month and six-month periods ended June 30, 2013, respectively, compared to 20.2 percent and 20.5 percent, respectively, for the comparable periods of 2012.

Gross profit margins and selling, general and administrative expenses for both the three-month and six-month periods ended June 30, 2013 were positively affected by increased sales volume, which offset the impact of increased business rationalization costs. Gross profit for the six-month period ended June 30, 2013 was also positively affected by a more favorable relationship between selling prices and commodity costs.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions, system implementations and other initiatives. Operating profit for the three-month and six-month periods ended June 30, 2013 includes $18 million and $26 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2012, we incurred costs and charges of $7 million and $18 million, respectively, related to these initiatives.

We anticipate that full-year 2013 rationalization charges for the entire Company will aggregate approximately $55 million compared to our previous estimate of $40 million. The increase in our full-year estimate of business rationalization costs is due to additional plant closures and headcount reductions related to a business integration within our Plumbing Products segment. We continue to evaluate our businesses for opportunities to improve our cost structure and business processes, which may result in additional rationalization charges.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating margins in the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2013 reflect a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives, partially offset by a less favorable product mix and increased business rationalization costs.

Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2013 were positively impacted by increased sales volume, a more favorable relationship between selling prices and commodity costs (including the impact of the metal hedge contracts), partially offset by a less favorable product mix.

Operating margins in the Installation and Other Services segment for the three-month and six-month periods ended June 30, 2013 were positively impacted by increased sales volume and the related absorption of fixed costs.

Operating margins in the Decorative Architectural Products segment for the three-month period ended June 30, 2013 were positively affected by increased sales volume; such increases were completely offset by a less favorable relationship between selling prices and commodity costs and increased advertising costs. For the six-month period ended June 30, 2013, this segment was positively affected by increased sales volume.

Operating margins in the Other Specialty Products segment for the three-month and six-month periods ended June 30, 2013 reflect increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs, partially offset by increased business rationalization costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2013 decreased $8 million and $12 million, respectively, from the comparable periods of 2012 primarily due to the repurchase and retirement of $791 million of 5.875% Notes in 2012, partially offset by the issuance of 5.95% Notes due 2022. This activity resulted in a net debt reduction of $400 million in 2012.

Other items, net, for the three-month and six-month periods ended June 30, 2013 included $(2) million and $1 million, respectively, of currency transaction (losses) gains. Other items, net, for the six-month period ended June 30, 2012 included $1 million of currency transaction losses.

Other, net, for the three-month and six-month periods ended June 30, 2013 included income of $5 million and $8 million, respectively, related to distributions from private equity funds and income from other financial investments. Other, net, for the three-month and six-month periods ended June 30, 2012 included gains of $2 million and $18 million, respectively, related to distributions from private equity funds. Other, net for the three-month and six-month periods ended June 30, 2012 included impairment of $2 million related to a private equity fund.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS – Attributable to Masco Corporation

Income (loss) for the three-month and six-month periods ended June 30, 2013 was $82 million and $138 million compared with $(51) million and $(9) million for the comparable periods of 2012. Diluted earnings (loss) per common share for the three-month and six-month periods ended June 30, 2013 was $.23 per common share and $.38 per common share, respectively, compared with $(.15) per common share and $(.03) per common share, respectively, for the comparable periods of 2012. (Loss) for both the three-month and six-month periods ended June 30, 2012 included a charge for litigation settlement of $75 million.

Our effective tax rate was 30 percent and 25 percent for the three months and six months ended June 30, 2013, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate for the first half of 2013 includes an $11 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation.

In the second quarter of 2012, the Company incurred income tax expense of $31 million on a pre-tax loss from continuing operations of $12 million and for the first half of 2012 the effective tax rate was 79 percent. The 2012 tax rate is higher than our normalized tax rate of 36 percent primarily due to losses in certain jurisdictions providing no tax benefit and an increase in the valuation allowance related to net operating losses. The effective tax rate for the first half of 2012 includes a $21 million state income tax benefit on uncertain tax positions primarily from the expiration of applicable statutes of limitations in various jurisdictions and certain audit closings.

A return to sustainable profitability in the U.S. is required before we would change our judgment regarding the need for a valuation allowance against our deferred tax assets. It is reasonably possible that the continued improvements in our U.S. operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance as early as the end of 2014. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward resulting in a lower U.S. effective tax rate.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 at both June 30, 2013 and December 31, 2012.

For the six months ended June 30, 2013, cash of $59 million was provided by operating activities. First half 2013 cash from operations was affected by an expected and annually recurring seasonal first half increase in accounts receivable and inventories compared with December 31, 2012.

Net cash used for financing activities was $127 million. Financing activities include $54 million for the payment of cash dividends, $34 million for the payment of dividends to noncontrolling interests and $35 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2013. Net cash used for investing activities was $51 million, including $59 million for capital expenditures, partially offset by net proceeds from financial investments of $11 million and net proceeds from the sale of fixed assets of $7 million.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our cash and cash investments were $1.2 billion and $1.4 billion at June 30, 2013 and December 31, 2012, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.

Of the $1.2 billion and the $1.4 billion of cash and cash investments held at June 30, 2013 and December 31, 2012, $483 million and $572 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 28, 2013, the Company entered into a credit agreement (the “New Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the New Credit Agreement, the Company’s credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated. See Note H to the financial statements.

Based on the limitations of the debt to total capitalization covenant in the New Credit Agreement, at June 30, 2013, the Company had additional borrowing capacity, subject to availability, of up to $910 million. Additionally, at June 30, 2013, the Company could absorb a reduction to shareholders’ equity of approximately $490 million and remain in compliance with the debt to total capitalization covenant.

We were in compliance with all covenants and had no borrowings under our credit agreement at June 30, 2013.

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

We believe and are confident that the long-term fundamentals for the new home construction and home improvement markets continue to be positive. We believe that our strong financial position, together with our current strategy of investing in leadership brands, including KRAFTMAID® and MERILLAT® cabinets, DELTA® and HANSGROHE® faucets, BEHR® paint and MILGARD® windows, our continued focus on innovation and our commitment to lean principles, will allow us to drive long-term growth and create value for our shareholders.

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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2013, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

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

July 31, 2013

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