Form 10-Q
period 2013-09-30
MASCO CORP /DE/
filed 2013-10-29
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 15, 2013
Common stock, par value $1.00 per share	356,987,300

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2013 and December 31, 2012

(In Millions, Except Share Data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash investments	$1,011	$1,040
Short-term bank deposits	277	311
Receivables	1,211	933
Prepaid expenses and other	119	107
Assets held for sale	98	100
Inventories:
Finished goods	427	368
Raw material	256	266
Work in process	94	92

	777	726

Total current assets	3,493	3,217
Property and equipment, net	1,257	1,326
Goodwill	1,900	1,894
Other intangible assets, net	149	151
Other assets	166	184
Assets held for sale	94	103

Total assets	$7,059	$6,875

LIABILITIES
Current liabilities:
Notes payable	$5	$206
Accounts payable	986	788
Accrued liabilities	847	823
Liabilities held for sale	49	45

Total current liabilities	1,887	1,862
Long-term debt	3,421	3,422
Deferred income taxes and other	1,065	1,053
Liabilities held for sale	—	4

Total liabilities	6,373	6,341

Commitments and contingencies
EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2013 — 349,400,000; 2012 — 349,000,000	349	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2013 — None; 2012 — None	—	—
Paid-in capital	8	16
Retained earnings (deficit)	36	(102)
Accumulated other comprehensive income	81	59

Total Masco Corporation’s shareholders’ equity	474	322
Noncontrolling interest	212	212

Total equity	686	534

Total liabilities and equity	$7,059	$6,875

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

(In Millions, Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$2,150	$1,913	$6,175	$5,664
Cost of sales	1,543	1,413	4,451	4,159

Gross profit	607	500	1,724	1,505
Selling, general and administrative expenses	395	391	1,192	1,160
Charge for litigation settlements, net	—	1	—	74

Operating profit	212	108	532	271
Other income (expense), net:
Interest expense	(58)	(62)	(178)	(194)
Other, net	—	5	10	22

	(58)	(57)	(168)	(172)

Income from continuing operations before income taxes	154	51	364	99
Income taxes	38	16	91	54

Income from continuing operations	116	35	273	45
Loss from discontinued operations	(2)	(11)	(16)	(44)

Net income	114	24	257	1
Less: Net income attributable to noncontrolling interest	11	9	30	28

Net income (loss) attributable to Masco Corporation	$103	$15	$227	$(27)

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.29	$.07	$.68	$.04
Loss from discontinued operations	(.01)	(.03)	(.04)	(.12)

Net income (loss)	$.29	$.04	$.64	$(.08)

Diluted:
Income from continuing operations	$.29	$.07	$.67	$.04
Loss from discontinued operations	(.01)	(.03)	(.04)	(.12)

Net income (loss)	$.29	$.04	$.63	$(.08)

Amounts attributable to Masco Corporation:
Income from continuing operations	$105	$26	$243	$17
Loss from discontinued operations	(2)	(11)	(16)	(44)

Net income (loss)	$103	$15	$227	$(27)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$114	$24	$257	$1
Less: Net income attributable to noncontrolling interest	11	9	30	28

Net income (loss) attributable to Masco Corporation	$103	$15	$227	$(27)

Other comprehensive income, net of tax (see Note L):
Cumulative translation adjustment	37	42	11	15
Interest rate swaps	—	1	1	1
Unrecognized pension prior service cost and net loss	5	3	14	11

Other comprehensive income	42	46	26	27

Less: Other comprehensive income attributable to noncontrolling interest	8	8	4	4

Other comprehensive income attributable to Masco Corporation	$34	$38	$22	$23

Total comprehensive income	$156	$70	$283	$28

Less: Total comprehensive income attributable to the noncontrolling interest	19	17	34	32

Total comprehensive income (loss) attributable to Masco Corporation	$137	$53	$249	$(4)

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012

(In Millions)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$489	$191
Increase in receivables	(302)	(245)
Increase in inventories	(40)	(58)
Increase in accounts payable and accrued liabilities, net	203	202

Net cash from operating activities	350	90

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Cash dividends paid	(81)	(80)
Dividend payment to noncontrolling interest	(34)	(40)
Purchase of Company common stock	(35)	(8)
Credit Agreement costs	(4)	—
Issuance of Notes, net of issuance costs	—	396
Retirement of Notes	(200)	(791)
Payment for settlement of swaps	—	(25)
Payment of debt, net	(2)	—

Net cash for financing activities	(356)	(548)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(88)	(80)
Acquisition of companies, net of cash acquired	(5)	—
Proceeds from disposition of:
Other financial investments	13	35
Short-term bank deposits	309	405
Businesses	—	1
Property and equipment	24	25
Purchases of:
Other financial investments	—	(2)
Short-term bank deposits	(269)	(380)
Other, net	(5)	(21)

Net cash for investing activities	(21)	(17)

Effect of exchange rate changes on cash and cash investments	(2)	11

CASH AND CASH INVESTMENTS:
Decrease for the period	(29)	(464)
At January 1	1,040	1,353

At September 30	$1,011	$889

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2013 and 2012

(In Millions)

					Accumulated
		Common		Retained	Other
		Shares	Paid-In	Earnings	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	(Deficit)	Income	Interest
Balance, January 1, 2012	$742	$348	$65	$38	$76	$215
Total comprehensive income (loss)	28			(27)	23	32
Shares issued	—	3	(3)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(80)		(54)	(26)
Dividend payment to noncontrolling interest	(40)					(40)
Stock-based compensation	40		40

Balance, September 30, 2012	$674	$349	$34	$(15)	$99	$207

Balance, January 1, 2013	$534	$349	$16	$(102)	$59	$212
Total comprehensive income	283			227	22	34
Shares issued	—	3	(3)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(20)	(1)	(19)
Cash dividends declared	(81)		(14)	(67)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	39		39

Balance, September 30, 2013	$686	$349	$8	$36	$81	$212

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2013 and the results of operations for the three months and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2013 presentation in the condensed consolidated financial statements. In the Company’s condensed consolidated balance sheets, assets and liabilities related to the 2013 discontinued operations have been separately presented at September 30, 2013 and December 31, 2012. The results of operations related to the 2013 discontinued operations have been separately stated in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012. In the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, cash flows from discontinued operations are not separately classified.

Revision of Previously Issued Financial Statements. During the third quarter ended September 30, 2013, the Company identified an error related to the classification of cash and cash investments. Foreign short-term bank deposits with terms ranging from three months to twelve months were incorrectly classified as cash and cash investments rather than short-term bank deposits. The statement of cash flows as of September 30, 2012 and the balance sheet at December 31, 2012 have been revised. Other historic periods will be revised, as detailed below, in our future filings. These classification errors were not considered material to any prior period financial statements.

The following table presents the impact of the revisions on the Company’s previously issued consolidated balance sheets (in millions).

Balance Sheet December 31, 2012	As Reported	As Revised
Cash and cash investments	$1,351	$1,040
Short-term bank deposits	—	311
Total current assets	$3,217	$3,217

Balance Sheet December 31, 2011	As Reported	As Revised
Cash and cash investments	$1,656	$1,353
Short-term bank deposits	—	303
Total current assets	$3,429	$3,429

This revision had no effect on our consolidated results of operations.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note A – concluded:

The following table presents the impact of the revisions on the Company’s previously issued consolidated statement of cash flows (in millions).

Cash Flows December 31, 2012	As Reported	As Revised
Net cash (for) investing activities	$(27)	$(29)
Effect of exchange rate changes on cash and cash investments	$17	$11
Decrease in cash and cash investments	$(305)	$(313)

Cash Flows December 31, 2011	As Reported	As Revised
Net cash (for) investing activities	$(61)	$(84)
Effect of exchange rate changes on cash and cash investments	$(18)	$(8)
Decrease in cash and cash investments	$(59)	$(72)

Cash Flows December 31, 2010	As Reported	As Revised
Net cash (for) investing activities	$(109)	$(244)
Effect of exchange rate changes on cash and cash investments	$(14)	$(7)
Increase in cash and cash investments	$302	$174

The following table presents the impact of the revisions on the Company’s previously issued consolidated balance sheets and statements of cash flows (all cash flow figures are year-to-date, in millions).

	Mar. 31,	June 30,	Sep. 30,	Mar. 31,	June 30,
	2012	2012	2012	2013	2013
Cash and cash investments
As reported	$1,788	$1,853	$1,166	$1,032	$1,223
As revised	$1,491	$1,612	$889	$828	$1,028
Short-term bank deposits
As reported	—	—	—	—	—
As revised	$297	$241	$277	$204	$195
Net cash (for) from investing activities
As reported	$(2)	$(15)	$(42)	$(30)	$(51)
As revised	$10	$37	$(17)	$70	$62

The revisions did not significantly impact the effect of exchange rate changes on cash and cash investments in each quarter above. These changes will be reflected in the revised statements of cash flows, in future filings.

Recently Issued Accounting Pronouncements. On January 1, 2013, the Company adopted new accounting guidance requiring disclosure of amounts reclassified from accumulated other comprehensive income. The adoption of this new guidance did not have an impact on the Company’s financial position or its results of operations.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

B.	In the first quarter of 2013, the Company determined that Tvilum, its Danish ready-to-assemble cabinet business, is no longer core to its long-term growth strategy and, accordingly, the Company has embarked on a plan for disposition. The Company has accounted for this business and those which were sold in 2012 as discontinued operations. Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales	$75	$86	$194	$255

Operating loss from discontinued operations	$—	$(9)	$(8)	$(30)
Impairment of assets	—	(3)	(10)	(3)
Loss on disposal of discontinued operations, net	(2)	—	(2)	(3)

Loss before income tax	(2)	(12)	(20)	(36)
Income tax expense (benefit)	—	(1)	(4)	8

Loss from discontinued operations, net	$(2)	$(11)	$(16)	$(44)

Included in impairment of assets in 2013 is the impairment of fixed assets held for sale. During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3). After considering the currency translation gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013; no further adjustment was made in the second or third quarters of 2013.

The unusual relationship between income tax expense and loss before income tax in 2012 results primarily from the increase in the deferred tax liability associated with the abandonment of tax basis in indefinite-lived intangibles due to the disposition of certain discontinued operations.

The following balance sheet items have been reclassified as held for sale:

	September 30,	December 31,
	2013	2012
Receivables	$40	$32
Inventories	57	66
Prepaid expenses and other	1	2
Property and equipment, net	94	103

Total assets	$192	$203

Accounts payable	$38	$31
Accrued liabilities	11	14
Deferred income taxes	—	4

Total liabilities	$49	$49

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.	The changes in the carrying amount of goodwill for the nine months ended September 30, 2013, by segment, were as follows, in millions:

	Gross Goodwill At Sep. 30, 2013	Accumulated Impairment Losses	Net Goodwill At Sep. 30, 2013
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	547	(340)	207
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249

Total	$3,870	$(1,970)	$1,900

	Gross Goodwill At Dec. 31, 2012	Accumulated Impairment Losses	Net Goodwill At Dec. 31, 2012	Other (A)	Additions (B)	Net Goodwill At Sep. 30, 2013
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	544	(340)	204	3	—	207
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	980	(734)	246	—	3	249

Total	$3,864	$(1,970)	$1,894	$3	$3	$1,900

(A)	Other principally includes the effect of foreign currency translation.
(B)	Additions include the acquisition of a U.K. door business in the first quarter of 2013.

Other indefinite-lived intangible assets were $132 million at both September 30, 2013 and December 31, 2012, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $17 million (net of accumulated amortization of $59 million) at September 30, 2013 and $19 million (net of accumulated amortization of $57 million) at December 31, 2012, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.	Depreciation and amortization expense, including discontinued operations, was $143 million and $154 million, including accelerated depreciation (relating to business rationalization initiatives) of $12 million for each of the nine months ended September 30, 2013 and 2012, respectively.

E.	The Company invests a portion of its foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximates fair value at September 30, 2013 and December 31, 2012. These short-term bank deposits are classified in the current assets section of the Company’s consolidated balance sheets, and interest income related to short-term bank deposits is recorded in the Company’s consolidated statement of operations in other income (expense), net.

F.	The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments included in other assets were as follows, in millions:

	September 30, 2013	December 31, 2012
Auction rate securities	$22	$22

Total recurring investments	22	22
Private equity funds	63	69
Other investments	4	4

Total non-recurring investments	67	73

Total	$89	$95

The Company’s investments in available-for-sale securities at September 30, 2013 and December 31, 2012 were as follows, in millions:

		Pre-tax
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
September 30, 2013	$19	$3	$—	$22
December 31, 2012	$19	$3	$—	$22

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – continued:

Recurring Fair Value Measurements. Financial investments measured at fair value on a recurring basis at each reporting period and the amounts for each level within the fair value hierarchy were as follows, in millions:

		Fair Value Measurements Using
	Sep. 30, 2013	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$22	—	—	$22

Total	$22	$—	$—	$22

		Fair Value Measurements Using
	Dec. 31, 2012	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Auction rate securities	$22	$—	$—	$22

Total	$22	$—	$—	$22

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

The following table summarizes the changes in Level 3 financial assets measured at fair value on a recurring basis for the nine months ended September 30, 2013 and the year ended December 31, 2012, in millions:

	Sep. 30, 2013 Auction Rate Securities	December 31, 2012 Auction Rate Securities
Fair value at beginning of period	$22	$22
Total losses included in earnings	—	—
Unrealized (losses)	—	—
Purchases	—	—
Settlements	—	—
Transfer from Level 3 to Level 2	—	—

Fair value at period end	$22	$22

Non-Recurring Fair Value Measurements. During the three months and nine months ended September 30, 2013, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

During the three months and nine months ended September 30, 2012, the Company measured $4 million of private equity investments using level 3 inputs due to an other-than-temporary decline in the estimated value, resulting in a $2 million impairment.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F – concluded:

The Company did not have any transfers between Level 1 and Level 2 financial assets in the three months or nine months ended September 30, 2013 or 2012.

Realized Gains (Losses). Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gains from private equity funds	$—	$2	$7	$20
Income from other investments, net	—	—	1	—

Total income from financial investments	$—	$2	$8	$20

Impairment charges — private equity funds	$—	$—	$—	$(2)

The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at September 30, 2013 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2012 was approximately $4.0 billion, compared with the aggregate carrying value of $3.6 billion.

G.	The Company is exposed to global market risk as part of its normal daily business activities. To manage these risks, the Company enters into various derivative contracts. These contracts include interest rate swap agreements, foreign currency exchange contracts and contracts intended to hedge the Company’s exposure to copper and zinc. The Company reviews its hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements. In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in the Company’s consolidated statement of operations in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At September 30, 2013, the balance remaining in Accumulated Other Comprehensive Income was $20 million.

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

The pre-tax (loss) gain included in the Company’s consolidated statements of operations is as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign Currency Contracts
Exchange Contracts	$(4)	$(4)	$3	$—
Forward Contracts	(1)	(1)	1	(2)
Metal Contracts	3	2	(6)	3

Total (loss) gain	$(2)	$(3)	$(2)	$1

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note G – concluded:

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the condensed consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At September 30, 2013
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$95
Current assets		$1	—
Current liabilities		—	$2
Forward Contracts	65
Current assets		1	—
Current liabilities		—	1
Metal Contracts	35
Current liabilities		—	4

Total		$2	$7

	At December 31, 2012
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$172
Current liabilities		$—	$5
Forward Contracts	76
Current assets		1	1
Metal Contracts	35
Current liabilities		1	2

Total		$2	$8

The fair value of all metal and foreign currency derivative contracts is estimated on a recurring basis using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H.	Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2013	December 31, 2012
Balance at January 1	$118	$102
Accruals for warranties issued during the period	30	42
Accruals related to pre-existing warranties	4	16
Settlements made (in cash or kind) during the period	(31)	(38)
Other, net	—	(4)

Balance at end of period	$121	$118

I.	On August 15, 2013, the Company repurchased and retired all of its $200 million, 7.125% Notes on the scheduled retirement date.

On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the Credit Agreement, the Company’s credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated.

The Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit reduce the Company’s borrowing capacity. At September 30, 2013, the Company had $92 million of outstanding and unused Letters of Credit, reducing the Company’s borrowing capacity by such amount.

Revolving credit loans bear interest under the Credit Agreement, at the Company’s option, at (A) a rate per annum equal to the greater of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon the then applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company.

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

Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at September 30, 2013, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Additionally, at September 30, 2013, the Company could absorb a reduction to shareholders’ equity of approximately $705 million and remain in compliance with the debt to total capitalization covenant.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I – concluded:

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the New Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). The Company was in compliance with all covenants and no borrowings have been made at September 30, 2013.

J.	The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At September 30, 2013, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights. Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Long-term stock awards	$7	$9	$27	$28
Stock options	2	3	12	12
Phantom stock awards and stock appreciation rights	3	2	6	8

Total	$12	$14	$45	$48

Income tax benefit (37 percent tax rate — before valuation allowance)	$5	$5	$17	$18

Long-Term Stock Awards. Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 1,683,980 shares of long-term stock awards in the nine months ended September 30, 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J – continued:

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2013	2012
Unvested stock award shares at January 1	8	10
Weighted average grant date fair value	$16	$17
Stock award shares granted	2	1
Weighted average grant date fair value	$20	$12
Stock award shares vested	2	2
Weighted average grant date fair value	$17	$18
Stock award shares forfeited	—	1
Weighted average grant date fair value	$17	$17
Unvested stock award shares at September 30	8	8
Weighted average grant date fair value	$17	$16

At September 30, 2013 and 2012, there was $76 million and $79 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years and four years in 2013 and 2012, respectively.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2013 and 2012 was $38 million and $27 million, respectively.

Stock Options. Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company’s common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 899,000 of stock option shares in the nine months ended September 30, 2013 with a grant date exercise price approximating $20 per share. In the first nine months of 2013, 1,220,830 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J – continued:

The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2013		2012
Option shares outstanding, January 1	30		36
Weighted average exercise price	$21		$21
Option shares granted, including restoration options	1		1
Weighted average exercise price	$20		$12
Option shares exercised	3		1
Aggregate intrinsic value on date of exercise (A)	$22	million	$4	million
Weighted average exercise price	$12		$9
Option shares forfeited	1		3
Weighted average exercise price	$23		$18
Option shares outstanding, September 30	27		33
Weighted average exercise price	$22		$21
Weighted average remaining option term (in years)	4		5
Option shares vested and expected to vest, September 30	27		33
Weighted average exercise price	$22		$21
Aggregate intrinsic value (A)	$91	million	$39	million
Weighted average remaining option term (in years)	4		5
Option shares exercisable (vested), September 30	22		25
Weighted average exercise price	$24		$24
Aggregate intrinsic value (A)	$51	million	$17	million
Weighted average remaining option term (in years)	3		4

(A) Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At September 30, 2013 and 2012, there was $10 million and $19 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model) related to unvested stock options; such options had a weighted average vesting period of two years in both periods.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J – concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	September 30,
	2013	2012
Weighted average grant date fair value	$8.35	$4.44
Risk-free interest rate	1.22%	1.09%
Dividend yield	1.47%	2.57%
Volatility factor	49.07%	50.97%
Expected option life	6 years	6 years

K.	Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	9	2	13	2
Expected return on plan assets	(9)	—	(10)	—
Amortization of net loss	4	1	3	—

Net periodic pension cost	$5	$3	7	2

	Nine Months Ended September 30,
	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$4	$—
Interest cost	29	5	33	5
Expected return on plan assets	(27)	—	(27)	—
Amortization of net loss	12	2	10	1

Net periodic pension cost	$17	$7	$20	$6

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.	The reclassifications from accumulated other comprehensive income (loss) to the income statement were as follows, in millions:

	Amount Reclassified
Accumulated Other Comprehensive Income (Loss)	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,		Income Statement Line Item
	2013	2012	2013	2012
Amortization of defined benefit pension:
Actuarial losses, net	$5	$3	$14	$11	Selling, General & Administrative Expense
	—	—	—	—	Tax expense

	$5	$3	$14	$11	Net of tax

Interest rate swaps	$—	$1	$1	$1	Interest expense
	—	—	—	—	Tax expense

	$—	$1	$1	$1	Net of tax

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

M.	Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$262	$228	$(2)	$(28)	$763	$709	$(4)	$(49)
Plumbing Products	820	736	118	75	2,384	2,216	306	242
Installation and Other Services	370	312	18	(2)	1,039	886	22	(25)
Decorative Architectural Products	522	481	93	96	1,519	1,432	286	264
Other Specialty Products	176	156	16	3	470	421	26	4

Total	$2,150	$1,913	$243	$144	$6,175	$5,664	$636	$436

The Company’s operations by geographic area were:
North America	$1,756	$1,553	$193	$112	$5,031	$4,571	$518	$325
International, principally Europe	394	360	50	32	1,144	1,093	118	111

Total	$2,150	$1,913	243	144	$6,175	$5,664	636	436

General corporate expense, net			(31)	(35)			(104)	(96)
Gain from sale of fixed assets (B)			—	—			—	5
Charge for litigation settlements, net (B)			—	(1)			—	(74)

Operating profit			212	108			532	271
Other income (expense), net			(58)	(57)			(168)	(172)

Income from continuing operations before income taxes			$154	$51			$364	$99

(A)	Inter-segment sales were not material.
(B)	In 2012, gain on sale of fixed assets relates to a business unit in the Other Specialty Products segment. For the three months and nine months ended September 30, 2012, the charge for litigation settlements, net, includes $1 million and $76 million, respectively, related to a business unit in the Installation and Other Services segment.

N.	As part of the Company’s continuing review of its operations to improve cost structure and business processes, actions were taken during 2013 and 2012 to respond to market conditions. The Company recorded charges related to severance and early retirement programs of $16 million and $24 million for the nine months ended September 30, 2013 and 2012, respectively. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

O.	Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from cash and cash investments	$1	$1	$3	$5
Income from financial investments (Note F)	—	2	8	20
Impairment of financial investments (Note F)	—	—	—	(2)
Other items, net	(1)	2	(1)	(1)

Total other net	$—	$5	$10	$22

Other items, net, included $(1) million and $— million of currency (losses) for the three months and nine months ended September 30, 2013, respectively. Other items, net, included $1 million and $— million of currency gains for the three months and nine months ended September 30, 2012, respectively.

P.	Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator (basic and diluted):
Income from continuing operations	$105	$26	$243	$17
Allocation to unvested restricted stock awards	(2)	(1)	(5)	(2)

Income from continuing operations attributable to common shareholders	103	25	238	15

Loss from discontinued operations, net	(2)	(11)	(16)	(44)
Allocation to unvested restricted stock awards	—	—	—	1

Loss from discontinued operations attributable to common shareholders	(2)	(11)	(16)	(43)

Net income (loss) available to common shareholders	$101	$14	$222	$(28)

Denominator:
Basic common shares (based upon weighted average)	349	349	349	349
Add:
Contingent common shares	—	—	—	—
Stock option dilution	3	1	3	1

Diluted common shares	352	350	352	350

For the three months and nine months ended September 30, 2013 and 2012, the Company allocated dividends and undistributed earnings (only in 2013) to the unvested restricted stock awards (participating securities).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note P – concluded:

Additionally, 15 million and 14 million common shares for the three months and nine months ended September 30, 2013, respectively, and 22 million and 26 million common shares for the three months and nine months ended September 30, 2012, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first nine months of 2013, the Company granted 1.7 million shares of long-term stock awards; to offset the dilutive impact of these awards and awards granted in late 2012, the Company also repurchased and retired 1.7 million shares of Company common stock, for cash aggregating approximately $35 million. At September 30, 2013, the Company had 22.6 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) and $.225 ($.225), respectively for the three months and nine months ended September 30, 2013 and $.075 ($.075) and $.225 ($.225), respectively, for the three months and nine months ended September 30, 2012.

Q.	We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes and other matters, including class actions. We believe we have adequate defenses in these matters and that the outcome of these matters is not likely to have a material adverse effect on us. However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

R.	Our effective tax rate was 25 percent for the three months and nine months ended September 30, 2013 primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate for the nine months ended September 30, 2013 includes a $12 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation.

The effective tax rate was 55 percent for the nine months ending September 30, 2012 primarily due to losses in certain jurisdictions providing no tax benefit and an increase in the valuation allowance related to net operating losses. This effective tax rate includes a $21 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation and certain audit closings.

As a result of expirations of applicable statutes of limitations in various jurisdictions expected to transpire or occur within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $3 million.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Note R – concluded:

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

Although the recent strengthening in new home construction activity has resulted in profitability in the Company’s U.S. operations in 2013, we continue to record a full valuation allowance against the U.S. Federal deferred tax assets as the Company is expected to remain in a three-year cumulative loss position throughout 2013.

It is reasonably possible that the continued improvements in our U.S. operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance, up to approximately $600 million, as early as the fourth quarter of 2014. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward resulting in a lower U.S. effective tax rate.

MASCO CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 AND THE FIRST NINE MONTHS 2013 VERSUS

THIRD QUARTER 2012 AND THE FIRST NINE MONTHS 2012

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		Increase
	2013	2012	2013 vs. 2012
Net Sales:
Cabinets and Related Products	$262	$228	15%
Plumbing Products	820	736	11%
Installation and Other Services	370	312	19%
Decorative Architectural Products	522	481	9%
Other Specialty Products	176	156	13%

Total	$2,150	$1,913	12%

North America	$1,756	$1,553	13%
International, principally Europe	394	360	9%

Total	$2,150	$1,913	12%

	Nine Months Ended
	September 30,
	2013	2012
Net Sales:
Cabinets and Related Products	$763	$709	8%
Plumbing Products	2,384	2,216	8%
Installation and Other Services	1,039	886	17%
Decorative Architectural Products	1,519	1,432	6%
Other Specialty Products	470	421	12%

Total	$6,175	$5,664	9%

North America	$5,031	$4,571	10%
International, principally Europe	1,144	1,093	5%

Total	$6,175	$5,664	9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(0.8%)	(12.3%)	(0.5%)	(6.9%)
Plumbing Products	14.4%	10.2%	12.8%	10.9%
Installation and Other Services	4.9%	(0.6%)	2.1%	(2.8%)
Decorative Architectural Products	17.8%	20.0%	18.8%	18.4%
Other Specialty Products	9.1%	1.9%	5.5%	1.0%
North America	11.0%	7.2%	10.3%	7.1%
International, principally Europe	12.7%	8.9%	10.3%	10.2%
Total	11.3%	7.5%	10.3%	7.7%
Total operating profit margin, as reported	9.9%	5.6%	8.6%	4.8%

(A)	Before general corporate expense, net, gain from sale of fixed assets, and charge for litigation settlements, net; see Note M to the condensed consolidated financial statements.

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

NET SALES

Net sales increased twelve percent and nine percent for the three-month and nine-month periods ended September 30, 2013, respectively, from the comparable periods of 2012. The percentages were not affected by the exclusion of the favorable effect of currency translation and the acquisition of a small U.K. door business. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales, as reported	$2,150	$1,913	$6,175	$5,664
Acquisitions	(3)	—	(9)	—

Net sales, excluding acquisitions	2,147	1,913	6,166	5,664
Currency translation	(13)	—	(16)	—

Net sales, excluding acquisitions and the effect of currency translation	$2,134	$1,913	$6,150	$5,664

North American net sales were positively impacted by increased sales volume of cabinets (such increase in cabinets was partially offset by a less favorable product mix), installation and other services, plumbing products, paints and stains, windows and builders’ hardware, which, in the aggregate, increased North America sales by twelve percent and nine percent for the three-month and nine-month periods ended September 30, 2013, respectively, from the comparable periods of 2012. Net sales in both periods were also positively affected by net selling price increases, primarily related to cabinets, installation and other services and windows, which increased sales by one percent for both the three-month and nine-month periods ended September 30, 2013, from the comparable periods of 2012. Such increases were partially offset by lower selling prices of paints and stains.

A weaker U.S. dollar increased International net sales by four percent and two percent, respectively, in the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012. In local currencies, net sales from International operations increased five percent and three percent for the three-month and nine-month periods ended September 30, 2013, respectively, primarily due to increased sales volume of International cabinets, plumbing products and windows and selling price increases for International plumbing products.

MASCO CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of Cabinets and Related Products increased due to increased sales volume and selling prices of North American cabinets and increased sales volume of international cabinets, which in aggregate, resulted in sales growth in this segment of 21 percent and 14 percent in the three-month and nine-month periods ended September 30, 2013, respectively, from the comparable periods of 2012. Such increases were offset by lower sales of countertops and a less favorable product mix related to North American cabinets, which in aggregate, reduced sales in this segment by six percent and seven percent for the three-month and nine-month periods ended September 30, 2013, respectively, from the comparable periods of 2012.

Net sales of Plumbing Products increased due to increased sales volume and increased selling prices of both North American and International operations, which, on a combined basis, increased sales by ten percent and seven percent for the three-month and nine-month periods ended September 30, 2013, from the comparable periods of 2012, respectively. A weaker U.S. dollar increased sales by one percent in each of the three-month and nine-month periods ended September 30, 2013 from the comparable periods of 2012. Such increases were partially offset by the loss of the bathware business.

Net sales of Installation and Other Services increased for the three-month and nine-month periods ended September 30, 2013, primarily due to increased sales volume related to a higher level of activity in new home construction, as well as increased sales volume of retrofit and commercial sales. Net sales in this segment were also positively affected by increased selling prices.

Net sales of Decorative Architectural Products increased for the three-month and nine-month periods ended September 30, 2013, due to increased sales volume of paints and stains and builders’ hardware, partially offset by lower selling prices of paints and stains.

Net sales of Other Specialty Products increased for the three-month and nine-month periods ended September 30, 2013, due to increased sales volume and increased selling prices of North American windows in the Western U.S. and increased sales of international windows. A stronger U.S. dollar decreased sales by one percent in both the three-month and nine-month periods ended September 30, 2013 compared to 2012.

OPERATING MARGINS

Our gross profit margins were 28.2 percent and 27.9 percent for the three-month and nine-month periods ended September 30, 2013, respectively, compared with 26.1 percent and 26.6 percent, respectively, for each of the comparable periods of 2012. Selling, general and administrative expenses, as a percentage of sales, were 18.4 percent and 19.3 percent for the three-month and nine-month periods ended September 30, 2013, respectively, compared to 20.4 percent and 20.5 percent, respectively, for the comparable periods of 2012.

Gross profit margins and selling, general and administrative expenses for both the three-month and nine-month periods ended September 30, 2013 were positively affected by increased sales volume and lower business rationalization costs. Gross profit for the nine-month period ended September 30, 2013 was also positively affected by a more favorable relationship between selling prices and commodity costs.

MASCO CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives. Operating profit for the three-month and nine-month periods ended September 30, 2013 includes $10 million and $36 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2012, we incurred costs and charges of $27 million and $45 million, respectively, related to these initiatives.

We anticipate that full-year 2013 rationalization charges for the entire Company will aggregate approximately $55 million compared to our previous estimate of $40 million at December 31, 2012. The increase in our full-year estimate of business rationalization costs is due to additional plant closures and headcount reductions related to a business integration within our Plumbing Products segment. We continue to evaluate our businesses for opportunities to improve our cost structure and business processes, which may result in additional rationalization charges.

Operating margins in the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2013 were positively affected by increased sales volume and the related absorption of fixed costs. Operating margins in this segment also reflect a more favorable relationship between selling prices and commodity costs, lower business rationalization costs and the benefits associated with business rationalization activities and other cost savings initiatives. Such increases were partially offset by a less favorable product mix.

Operating margins in the Plumbing Products segment for the three-month and nine-month periods ended September 30, 2013 were positively impacted by increased sales volume and a more favorable relationship between selling prices and commodity costs (including the impact of metal hedge contracts). Such increases were partially offset by a less favorable product mix in the nine-month period ended September 30, 2013.

Operating margins in the Installation and Other Services segment for the three-month and nine-month periods ended September 30, 2013 were positively impacted by increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs.

Operating margins in the Decorative Architectural Products segment for the three-month period ended September 30, 2013 were negatively affected by an unfavorable relationship between selling prices and commodity costs and increased promotional and advertising costs, partially offset by increased sales volume. For the nine-month period ended September 30, 2013, this segment was positively affected by increased sales volume, partially offset by an unfavorable relationship between selling prices and commodity costs and increased promotional and advertising costs.

Operating margins in the Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2013 reflect increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs, partially offset by increased business rationalization costs (in the nine-month period ended September 30, 2013).

MASCO CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2013 decreased $4 million and $16 million, respectively, from the comparable periods of 2012 primarily due to the repurchase and retirement of $791 million of 5.875% Notes in 2012, partially offset by the issuance of 5.95% Notes due 2022. On August 15, 2013, we repurchased and retired all of our $200 million of 7.125% Notes on the scheduled retirement date. These actions resulted in a net debt reduction of $600 million.

Other items, net, for the three-month and nine-month periods ended September 30, 2013 included $(1) million and $— million, respectively, of currency transaction (losses).

Other, net, for the three-month and nine-month periods ended September 30, 2013 included income of $— million and $8 million, respectively, related to distributions from private equity funds and income from other financial investments. Other, net, for the three-month and nine-month periods ended September 30, 2012 included gains of $2 million and $20 million, respectively, related to distributions from private equity funds. Other, net for the nine-month period ended September 30, 2012 included impairment charges of $2 million related to a private equity fund.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — Attributable to Masco Corporation

Income for the three-month and nine-month periods ended September 30, 2013 was $105 million and $243 million compared with $26 million and $17 million for the comparable periods of 2012. Diluted earnings per common share for the three-month and nine-month periods ended September 30, 2013 was $.29 per common share and $.67 per common share, respectively, compared with $.07 per common share and $.04 per common share, respectively, for the comparable periods of 2012. Income for the three-month and nine-month periods ended September 30, 2012 included charges for litigation settlements of $1 million and $74 million, respectively.

Our effective tax rate was 25 percent for the three months and nine months ended September 30, 2013, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate for the nine months ended September 30, 2013 includes a $12 million state income tax benefit on uncertain tax positions, primarily due to the expiration of applicable statutes of limitation.

The effective tax rate was 55 percent for the nine months ending September 30, 2012 primarily due to losses in certain jurisdictions providing no tax benefit and an increase in the valuation allowance related to net operating losses. This effective tax rate includes a $21 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation and certain audit closings.

A return to sustainable profitability in the U.S. is required before we would change our judgment regarding the need for a valuation allowance against our deferred tax assets. It is reasonably possible that the continued improvements in our U.S. operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance, up to approximately $600 million, as early as the end of 2014. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward resulting in a lower U.S. effective tax rate.

MASCO CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER FINANCIAL INFORMATION

Our current ratio was 1.9 to 1 and 1.7 to 1, respectively, at September 30, 2013 and December 31, 2012. The increase in the current ratio is due to the payment of our $200 million, 7.125% Notes on the scheduled due date of August 15, 2013. Notes were included in short-term notes payable at December 31, 2012.

For the nine months ended September 30, 2013, cash of $350 million was provided by operating activities.

For the nine months ended September 30, 2013, net cash used for financing activities was $356 million and primarily include the repurchase and retirement of $200 million of 7.125% notes on August 15, 2013, the scheduled retirement date. Financing activities also include $81 million for the payment of cash dividends, $34 million for the payment of dividends to noncontrolling interests and $35 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2013. Net cash used for investing activities was $21 million, including $88 million for capital expenditures, partially offset by net proceeds from financial investments of $13 million and net proceeds from the sale of fixed assets of $24 million. Investing activities also include net proceeds from the sale of short-term bank cash deposits of $40 million.

Our cash, cash investments and short-term bank deposits were $1.3 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.3 billion and the $1.4 billion of cash, cash investments and short-term bank deposits held at September 30, 2013 and December 31, 2012, $564 million and $572 million, respectively, is held in foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the Credit Agreement, the Company’s credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated. See Note I to the financial statements.

Based on the debt to total capitalization covenant in the Credit Agreement, at September 30, 2013, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Additionally, at September 30, 2013, the Company could absorb a reduction to shareholders’ equity of approximately $705 million and remain in compliance with the debt to total capitalization covenant.

MASCO CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were in compliance with all covenants and had no borrowings under our credit agreement at September 30, 2013.

We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.

OUTLOOK FOR THE COMPANY

We continue to make progress on our strategic initiatives, which include leveraging our brands, reducing our costs, improving our Installation and Cabinets segments and strengthening our balance sheet. We are encouraged by the continued strength in new home construction activity, driven by the stabilization and improvement of home prices in many areas of the U.S., increasing affordability and demographics. Economic uncertainties in the U.S. are impacting consumer confidence, making the pace of the U.S. economic recovery uneven. Despite this, we believe that demand for our products will continue to improve. We expect new home construction demand to drive continued increases in housing starts and we are also very encouraged by the ongoing improvement in repair and remodel activity in the U.S. While still challenging, economic conditions in Europe are slowly improving.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, and our ability to maintain our competitive positions in our industries. These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2013, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note Q to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

10.j–	Consulting Agreement dated August 21, 2013 between Gregory D. Wittrock and Masco Corporation

12 –	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a –	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b –	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32 –	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101 –	Interactive Data File

MASCO CORPORATION

PART II. OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and
Chief Financial Officer

October 29, 2013

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10.j	Consulting Agreement dated August 21, 2013 between Gregory D. Wittrock and Masco Corporation

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File