Form 10-K
period 2013-12-31
MASCO CORP /DE/
filed 2014-02-14
CIK 62996

Use these links to rapidly review the document

PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013 Commission File Number 1-5794
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
Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 28, 2013 (based on the closing sale price of $19.49 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $6,794,823,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2014:

356,404,200 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2013 Annual Report on Form 10-K

PART I

Item 1.    Business.

        Masco Corporation manufactures, distributes and installs home improvement and building products, with an emphasis on brand-name consumer products and services holding leadership positions. We are among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows, and we are one of the largest installers of insulation for new home construction. We provide broad product offerings in a variety of styles and price points and distribute products through multiple channels, including directly to homebuilders and wholesale and retail channels. Approximately 81 percent of our 2013 sales were generated by our North American operations.

        Sales of home improvement and building products at retailers increased by almost 6 percent during 2013, despite continued economic uncertainties, weak consumer confidence and modest consumer spending. Housing starts increased approximately 18 percent during 2013, with the pace slowing in the second half of the year.

        Throughout 2013, we continued to focus on our four strategic initiatives to improve our performance, and we achieved gains in each of those areas. First, we are extending and expanding our product leadership positions by leveraging our brands and introducing innovative new and improved products. We believe that we gained market share in our North American plumbing business with our DELTA®, PEERLESS®, and BRIZO® brands, and internationally with our HANSGROHE® products. Our decorative architectural products businesses focused on the professional segment with BEHRPRO® paint and KILZ® PRO-X product lines. BEHR® paint also expanded its product offering by introducing its MARQUEE™ exterior paint and PREMIUM DECKOVER® solid color coating for wood and concrete surfaces and by pursuing international opportunities. Milgard Manufacturing, our manufacturer of windows in the western U.S., and our U.K. Window Group continued to gain share in their markets. Our Masco Contractor Services business continued to achieve share gains in the installation of insulation for the new home construction, retrofit and commercial channels.

        Another strategic initiative is to improve our performance by reducing costs, primarily through supply chain savings, and implementing lean principles and production process improvements. Over the last several years, we have taken out over $600 million of fixed costs, on a gross basis. We continue to seek improvements in our global supply chain to realize cost savings by or through simplifying the purchasing process and coordinating logistical operations.

        Another strategic initiative is to improve our underperforming businesses, and during 2013, we saw our Cabinets and Related Products and our Installation and Other Services segments return to profitability. Approximately one third ($200 million) of our fixed cost reduction was attributable to our cabinetry businesses and one third came from our insulation businesses. By lowering our breakeven point, each of these segments saw a return to profitability during 2013 at much lower levels of revenue than historically. By reducing our fixed costs, we believe that we are strengthening the foundation for continued growth. Our Installation segment continued its improvement during 2013 through incremental new home construction activity, cost reductions from lean processes, leveraging our ERP system and supply chain savings.

        Our final strategic initiative is strengthening our balance sheet through net debt reduction and maintaining strong liquidity through continued working capital improvements. We continued to reduce our debt by approximately $200 million through the retirement of notes due in August. At December 31, 2013, we had approximately $1.5 billion of cash, cash investments and short-term bank deposits.

        We believe that we have managed our businesses successfully through the economic crisis and subsequent recession of recent years. We believe that our focus on our strategic initiatives of expanding our product leadership positions, reducing costs, improving our underperforming businesses and strengthening our balance sheet have improved our performance and, as we continue to focus on these initiatives, will position us well as our markets continue to recover.

Recent Developments

        On January 8, 2014, we announced that Timothy Wadhams is retiring from his position as the Company's President and Chief Executive Officer, effective February 14, 2014. Our Board of Directors has elected Keith J. Allman, age 51, to succeed Mr. Wadhams as President and Chief Executive Officer and to join the Company's Board of Directors, effective as of February 14, 2014. Mr. Allman joined the Company in 1998 and has served most recently as a Group President, with responsibilities for our Plumbing and North American Cabinet businesses. We thank Mr. Wadhams for his 37 years of service.

Our Business Segments

        We report our financial results in five business segments aggregated by similarity in products and services. The following table sets forth the contribution of our segments to net sales and operating profit (loss) for the three years ended December 31, 2013. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2013, is set forth in Note P to our consolidated financial statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2013	2012	2011
Cabinets and Related Products	$1,014	$939	$934
Plumbing Products	3,183	2,955	2,913
Installation and Other Services	1,412	1,209	1,077
Decorative Architectural Products	1,927	1,818	1,670
Other Specialty Products	637	574	576

Total	$8,173	$7,495	$7,170

	Operating Profit (Loss) (1)(2)(3)(4)
	2013	2012	2011
Cabinets and Related Products	$(10)	$(89)	$(126)
Plumbing Products	394	307	322
Installation and Other Services	37	(19)	(79)
Decorative Architectural Products	351	329	196
Other Specialty Products	35	(31)	(401)

Total	$807	$497	$(88)

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

(4)
Operating profit (loss) includes impairment charges for goodwill and other intangible assets as follows: For 2012 – Other Specialty Products – $42 million. For 2011 – Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million.

        All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for new home construction and repair and remodel activity.

Cabinets and Related Products

        In North America, we manufacture and sell value-priced, stock and semi-custom assembled cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points to address consumer preferences. We have also expanded our product offerings in this segment to include the manufacture and sale of kitchen countertops, as well as an integrated bathroom vanity and countertop solution. In the United Kingdom, we manufacture and sell assembled and ready-to-assemble kitchen, bath, and storage cabinetry. Our KRAFTMAID® brand is sold primarily to dealers, home centers and mass merchants and our MERILLAT®, MOORES™ and QUALITY CABINETS™ brands are sold primarily to dealers and homebuilders for both home improvement and new home construction. Cabinet sales are significantly affected by levels of activity in both new home construction and retail consumer spending, particularly spending for major kitchen and bathroom renovation projects. A significant portion of our sales for home improvement are made through home center retailers.

        Our Cabinet segment was particularly affected by the economic downturn and decline in new home construction and repair and remodel activity. While improving, consumer spending for big ticket remodeling projects, including large kitchen and bath remodeling projects, continues to be below normal levels, which impacts our profitability. Although home construction is improving and is expected to continue to improve, the demand for new homes remains below the historic average and demand has increased for multi-family housing units, which are smaller than single-family housing units and require fewer cabinets for the kitchen and bathrooms. We continue our strategy to increase sales in this segment through brand building, new product introductions aimed to provide differentiated products to our multiple sales channels, and product innovation. We also continue to focus on our cost structure in this segment and improving cabinet production efficiencies.

        The cabinet manufacturing industry in the United States and the United Kingdom includes several large competitors and numerous local and regional competitors. In recent years, we have experienced significant competition in the form of discounts and new product offerings by our competitors, which have impacted the segment's results of operations. We also face competition from foreign manufacturers. In addition to price, we believe that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Our North American competitors include American Woodmark Corporation and Fortune Brands Home & Security, Inc.

        The raw materials used in this segment are primarily hardwood lumber, plywood and particleboard, and are available from multiple sources, both domestic and foreign.

Plumbing Products

        The businesses in our Plumbing Products segment sell a wide variety of faucet, bathing and showering devices that are manufactured by or for us. The majority of our plumbing products are sold in North America and Europe under the brand names DELTA®, PEERLESS®, HANSGROHE®, AXOR®, BRIZO®, BRASSTECH®, BRISTAN™, GINGER®, NEWPORT BRASS and PLUMB SHOP®. Our products include single-handle and double-handle faucets, showerheads, handheld showers, valves, bathing units and toilets. These products are sold to major retail accounts and to wholesalers and distributors that, in turn, sell our products to plumbers, building contractors, remodelers, smaller retailers and others.

        In 2013, we began the process of integrating our plumbing products sold under our AQUA GLASS® and AMERICAN SHOWER & BATH™ brands into the DELTA and PEERLESS brands. As a result of the integration, we exited the wholesale plumbing distribution channel for these bath products. Our

INNOVEX® and acrylic tub and shower systems, bath and shower enclosure units, shower trays and laundry tubs are now manufactured and sold under the Delta and Peerless, Aqua Glass, American Shower & Bath and MIROLIN® brand names. These products are sold primarily to home center retailers for home improvement and new home construction in North America, although the Mirolin products are also sold to wholesalers and distributors in Canada.

        Our spas are manufactured and sold under HOT SPRING®, CALDERA® and other trademarks directly to independent dealers. Major competitors include Kohler, Aquatic, Maax and Jacuzzi. We sell HÜPPE® shower enclosures through wholesale channels in Europe. HERITAGE™ ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to select retailers.

        Also included in our Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home center retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under our BRASSCRAFT® and BRASSTECH® trademarks and for "do-it-yourself" consumers under our MASTER PLUMBER® and PLUMB SHOP® trademarks, and are also sold under private label.

        We believe that our plumbing products are among the leaders in sales in North America and Europe, with American Standard, Kohler, Moen and Pfister as major competitors. We are also experiencing competition from foreign manufacturers, including GROHE, particularly in Germany, China and the Middle East. We face significant competition from private label products (including house brands sold by certain of our customers). Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting downward pressures on price, particularly in the emerging markets we are entering. The businesses in our Plumbing Products segment source products primarily from Asia and manufacture products in the United States, Europe and Asia. In addition to price, we believe that competition for our plumbing products is based largely on brand reputation, product quality, product innovation and features and breadth of product offering.

        A substantial portion of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment, and sufficient raw materials have been available for our needs. We have encountered price volatility for brass, brass components and any components containing copper and zinc; therefore, we have implemented a hedging strategy to minimize the impact of this volatility. Federal legislation mandating a national standard for lead content in plumbing products used to convey drinking water became effective in January 2014. Faucet and water supply valve manufacturers, including our plumbing product companies, are required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets and certain of our other plumbing products. Our plumbing products that are affected by this legislation meet the federal standards. Our Delta Faucet business uses DIAMOND™ SEAL TECHNOLOGY, which reduces the number of potential leak points in a faucet, simplifies installation and satisfies legislation regarding the acceptable lead content in plumbing products.

Installation and Other Services

        Our Installation and Other Services segment sells installed building products and distributes building products primarily for new home construction, and, to a lesser extent, retrofit and commercial construction, throughout the United States. In addition to insulation, we sell installed gutters, after-paint products, garage doors and fireplaces. The installation and distribution of insulation comprised approximately twelve percent, eleven percent and nine percent of our consolidated net sales in 2013, 2012 and 2011, respectively. Installed building products are supplied primarily to homebuilders by our network of branches located across the United States. Our distributed products include insulation, insulation accessories, gutters and roofing, among others. Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

        In response to the economic downturn and resulting decline in new home construction, we expanded our ability to serve the residential retrofit and light commercial channels. Within the Installation and Other Services segment, we have several initiatives related to improved residential energy efficiency, including retrofit installation services (primarily insulation) delivered directly to homeowners and traditional remodeler contractors, as well as through retailers and dealer outlets.

        In addition to price, we believe that competition in this industry is based largely on customer service and the quality of installation service. We believe that we are a leading provider of installed insulation in the new home construction industry in the United States. Our competitors include several regional contractors, as well as numerous local contractors and lumber yards. We believe that our capabilities and financial resources are substantial compared to regional and local contractors.

        We procure the materials used by this segment, primarily insulation, from multiple sources.

Decorative Architectural Products

        We produce architectural coatings including paints, primers, specialty paint products, stains and waterproofing products. The products are sold in the United States, Canada, China, Mexico and South America under the brand names BEHR® and KILZ® to "do-it-yourself" and professional customers through home centers, paint stores and other retailers. Net sales of architectural coatings comprised approximately 21 percent in 2013 and approximately 20 percent of our consolidated net sales in each of 2012 and 2011. Our competitors include large national and international brands such as Benjamin Moore, Glidden, Olympic, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation. In 2013, Behr introduced MARQUEE™ exterior paint with enhanced stain-blocking and fade-resistant properties, and PREMIUM DECKOVER™, a deck resurfacing product which conceals cracks and splinters in wood surfaces and helps to create a slip-resistant finish for decks.

        Our BEHR products are principally sold through The Home Depot, this segment's and our largest customer. The loss of this segment's sales to The Home Depot would have a material adverse effect on this segment's business and on our consolidated business as a whole.

        Titanium dioxide is a major ingredient in the manufacture of paint. The price for titanium dioxide can fluctuate as a result of surges in global demand and production capacity limitations, which can impact our operating results in this segment. Petroleum products are also used in the manufacture of architectural coatings. Significant increases in the cost of crude oil and natural gas lead to higher raw material costs (e.g., for resins, solvents and packaging, as well as titanium dioxide), which can adversely affect the segment's results of operations. We have agreements with the significant suppliers of the major raw materials used in this segment which are intended to help assure continued availability.

        Our Decorative Architectural Products segment also includes LIBERTY® and BRAINERD® branded cabinet, door, window and other hardware, which is manufactured for us and sold to home centers, other retailers, original equipment manufacturers and wholesalers. Key competitors in North America include Amerock, Top Knobs and house brands. Decorative bath hardware and shower accessories are sold under the brand names DELTA®, FRANKLIN BRASS® and DECOR BATHWARE® to distributors, home centers and other retailers. Competitors include Moen, Gatco and house brands sold by certain of our customers.

Other Specialty Products

        We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors, as well as the ESSENCE SERIES® windows and doors, which combines a wood interior with a fiberglass exterior, under the MILGARD® brand name for home improvement and new home construction, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production and custom homebuilders and through lumber yards and home centers. This segment's competitors in North America include national brands, such as Jeld-Wen, Marvin, Pella and Andersen, and numerous regional brands.

        In the United Kingdom, we manufacture and sell windows, related products and components under several brand names including GRIFFIN™, PREMIER™ and DURAFLEX™. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our DURAFLEX products are also sold to other window fabricators. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors.

        In addition to price, we believe that competition in this industry in both the domestic and foreign markets is based largely on customer service, product quality and brand reputation.

        We manufacture and sell a complete line of manual and electric staple gun tackers, staples and other fastening tools under the brand names ARROW® and POWERSHOT®. We sell these products through various distribution channels including home centers and other retailers and wholesalers. Our principal North American competitor in this product line is Stanley Black & Decker.

        The raw materials used in this segment have been available from multiple sources.

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

        At December 31, 2013, we employed approximately 32,000 people. We have generally experienced satisfactory relations with our employees.

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

A significant portion of our business relies on home improvement and new home construction activity, both of which are cyclical.

        A significant portion of our business relies on home improvement, including spending on repair and remodeling projects, and new home construction activity, principally in North America and Europe. Macroeconomic conditions including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, and the availability of home equity loans and mortgages and the interest rates for such loans, affect both consumers' discretionary spending on home improvement projects as well as new home construction activity. Adverse changes or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect our results of operations and our financial position. While improving, both new home construction and consumer spending for big ticket remodeling projects continues to be well below historic average levels, which affect our results of operations.

If we do not maintain strong brands or respond to changing consumer preferences and purchasing practices, we could lose share and our results could be adversely affected.

        Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. While we continue to invest in brand building and brand awareness, these initiatives may not be successful. The uncertainties associated with developing and introducing new and improved products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If we do not introduce new or improved products in a timely manner or if these products do not gain widespread acceptance, we could lose share, which could negatively impact our operating results.

        The volatile and challenging economic environment of recent years has caused shifts in consumer preferences and purchasing practices and changes in the business models and strategies of our customers. For example, consumers are increasingly using the internet and mobile technology to research home improvement products and to inform and enhance their purchasing and ownership experience for these products, particularly with consumer-initiated messaging. E-business is a rapidly developing area, and development of a successful e-business strategy involves significant time, investment and resources. If we are unable to successfully execute our e-business strategy, our brands may lose share.

        Similarly, the quantity, type and prices of products demanded by consumers and our customers have shifted. For example, demand has increased for multi-family housing units such as apartments and condominiums, which typically have smaller kitchens and smaller and fewer bathrooms, each with fewer cabinets and faucets, as well less insulation, than single-family houses. While the economy is recovering, we are experiencing growth in certain channels for lower price point products. These shifts have negatively impacted our sales and/or our profitability, and it is uncertain whether these shifts represent long-term changes in consumer preferences.

        If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations could be negatively affected.

Our actions to improve our underperforming businesses have been costly and may not yield all of the anticipated benefits.

        The downturn in home improvement and new home construction activity during the recent recession impacted our results, particularly in our Cabinets and Related Products and Installation and Other Services segments and certain businesses in our Plumbing Products segment. In response, we implemented initiatives to reduce costs and increase sales; however, there is no assurance that our efforts will yield all of the anticipated benefits. Our cost-saving initiatives, including rationalizing our businesses, closing plants and reducing headcount have been complex, time-consuming and expensive. The consolidation of our North American Cabinet businesses, in particular, has involved the integration of multiple manufacturing processes and information technology platforms. While we have experienced positive results from these initiatives, there is no assurance that these benefits will continue.

        Our strategy to increase our sales in the Cabinets and Related Products segment through brand building and new product introductions requires time to develop, implement and assess. Further, this segment faces pricing pressures, competition from low-cost manufacturers and a shift in the mix of products in certain channels to more value-priced products. If we cannot successfully implement these initiatives or respond to these changing market dynamics, our results of operations may continue to be negatively impacted.

        Further, if the economy recovers faster than expected, we may not be able to increase our manufacturing and installation capacity to support demand, which could result in lost share and, ultimately, could negatively impact our operating results.

Our sales are concentrated with two significant customers.

        The size and importance of individual customers to our businesses continues to increase. In 2013, sales to our largest customer, The Home Depot, were $2.3 billion (approximately 28 percent of consolidated net sales). Lowe's is our second largest customer. In 2013, sales to Lowe's were less than ten percent of our consolidated net sales. These home center customers may reduce the number of vendors they purchase from and can make significant changes in their volume of purchases. Additionally, home centers can significantly affect the prices we receive for our products and services, our cost of doing business with them and the terms and conditions on which we do business. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe's would have a material adverse effect on our business.

        Further, as some of our customers expand their markets and their targeted customers, conflicts between our existing distribution channels have and will continue to occur, which could impact our results of operations. In addition, we may undermine the business relationships we have with our current customers if we increase the amount of business we transact directly with consumers. In addition, our large retail customers are increasingly requesting product exclusivity, which may affect our ability to offer products to other customers and may diminish our ability to leverage economies of scale.

We face significant competition.

        Our products and services face significant competition. We believe that we compete on the basis of price, product and service quality, brand reputation, customer service and product features and innovation. Home centers continue to purchase select products in our segments directly from low-cost foreign manufacturers for sale as private label and house brand merchandise. Additionally, home centers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly marketing directly to professional contractors and installers, which may impact our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.

        In our other distribution channels, we compete with foreign manufacturers in a variety of our product groups. These foreign manufacturers are putting downward pressures on price, particularly in the emerging markets we are entering. In some of our segments, we are experiencing a shift in the mix of products we sell toward more value-priced or opening price point products, which may impact our ability to maintain or gain share and our profitability.

        Our ability to maintain our competitive position in our industries and to grow our businesses depends upon successfully maintaining our relationships with major customers, implementing growth strategies and entering new geographic areas, including successful international penetration, developing a successful e-business strategy, maintaining strong brands, managing our cost structure, accommodating shorter life-cycles for our products, and developing and innovating products, none of which is assured.

If we experience increased commodity costs or limited availability of commodities, our operating results could be negatively impacted.

        We buy various commodities to manufacture our products, including, among others, wood, brass (made of copper and zinc), titanium dioxide and resins. Fluctuations in the availability and prices of these commodities could increase our costs to manufacture our products. Further, increases in energy costs could increase our production costs as well as our transportation costs, each of which could negatively affect our financial condition and operating results.

        It has been, and likely will continue to be, difficult for us to pass on to customers cost increases to cover our increased commodity and production costs. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to increase the prices of our products or achieve cost savings to offset increased commodity and production costs, our financial condition and operating results could be negatively impacted. If we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of share, particularly if our competitors do not increase their prices. When commodity prices decline, we may receive pressure from our customers to reduce our prices.

        To minimize price volatility associated with certain anticipated commodity purchases, we use derivative instruments, including commodity futures and swaps. This strategy may increase the possibility that we may make commitments to purchase these commodities at prices that subsequently exceed their market prices, which could adversely affect our financial condition and operating results.

We are dependent on third-party suppliers and manufacturers, and the loss of a key supplier or manufacturer could negatively affect our operating results.

        Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of products and components from manufacturers and other suppliers. We rely heavily or, in certain cases, exclusively, on third-party suppliers for some of our products and key components. Failure by our suppliers to provide us quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material adverse effect on our financial condition or operating results. Resourcing these products and components to another supplier could take time and involve significant costs. Accordingly, the loss of a key supplier, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely impact our operating results.

        Further, we manufacture products in Asia and source products and components from third parties in Asia. The distances involved in these arrangements, together with differences in business practices, shipping and delivery requirements, the limited number of suppliers, and laws and regulations, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain, our operating results could be negatively affected.

International political, monetary, economic and social developments affect our business.

        Approximately 20 percent of our sales are made outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally the Euro and the British pound sterling). Increased international sales make up an important part of our future strategic plans. In addition, we manufacture products in Asia and source products, components and raw materials from third parties in Asia. We face risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws and regulations affecting activities of U.S. companies doing business abroad, including tax laws, laws regulating various business practices, and trade regulations which may include duties and tariffs can also impact us. Our international operating results may also be influenced by economic conditions in Europe. The financial reporting of our consolidated operating results is affected by fluctuations in currency exchange rates, which may present challenges in comparing operating performance from period to period.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel.

        To be successful, we must attract, develop and retain highly qualified and talented personnel who have the experience, knowledge and expertise to successfully implement our key business strategies. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. The failure to attract and retain key employees, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, could negatively affect our competitive position and our operating results. Further, as the economy continues to recover, if we are unable to recruit, train and retain sufficient skilled labor, we may not be able to adequately satisfy increased demand for our products and services, which could impact our operating results.

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

        We are subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend or manage. Also, we rely on other manufacturers to provide us with products or components for products that we sell. Due to the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

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

If we are required to take additional significant non-cash charges, our financial resources could be reduced and our financial flexibility may be negatively affected.

        We have recorded significant goodwill and other intangible assets related to prior business combinations on our balance sheet. The valuation of these assets is largely dependent upon the expectations for future performance of our businesses. In recent years, we have recorded significant non-cash impairment charges for financial investments, goodwill and other intangible assets. While new home construction and home improvement activity are improving, the extent of the recovery remains uncertain.

        Expectations about the recovery may impact whether we are required to recognize additional non-cash, pre-tax impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets. If the value of our goodwill or other intangible assets is further impaired, our earnings and shareholders' equity would be adversely affected.

        We have also recorded a valuation allowance related to our deferred tax assets. A return to sustainable profitability in our U.S. operations is required before we would change our judgment regarding the need for this valuation allowance. While we believe that we may reverse all or a portion of the valuation allowance as early as the second half of 2014, this is not assured. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward, resulting in a lower U.S. effective tax rate than we would normally incur.

        Further, our credit agreement contains financial covenants we must comply with, including covenants regarding limits on our debt to total capitalization ratio. If we are required to record additional non-cash impairment charges, our shareholders' equity would be reduced, and our borrowing capacity under our credit agreement may be limited. In the past we have negotiated amendments to our credit agreement to allow for the add-back to shareholders' equity for impairment charges we have taken. There can be no assurance that in the future we would be able to further amend our credit agreement, that alternative financing would be available on acceptable terms and at acceptable rates, or that we would be permitted to obtain alternative financing under the terms of our existing financing arrangements.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below lists our principal North American properties for segments other than Installation and Other Services.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	8	8
Plumbing Products	18	4
Decorative Architectural Products	8	8
Other Specialty Products	10	5

Totals	44	25

        Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

        Our Installation and Other Services segment operates approximately 190 installation branch locations and approximately 70 distribution centers in the United States, most of which are leased.

        The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	1	1
Plumbing Products	11	26
Decorative Architectural Products	—	—
Other Specialty Products	7	—

Totals	19	27

        Most of our international facilities are located in China, Germany and the United Kingdom. We own most of our international manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.

        Our corporate headquarters are located in Taylor, Michigan and are owned by us. We own an additional building near our corporate headquarters that is used by our Masco Technical Services (research and development) department. We continue to lease an office facility in Luxembourg which serves as a headquarters for most of our foreign operations.

        Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Item 3.    Legal Proceedings.

        Information regarding legal proceedings involving us is set forth in Note U to our consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price
			Dividends Declared
Quarter	High	Low
2013
Fourth	$22.90	$19.11	$.075
Third	22.94	18.27	.075
Second	22.83	18.43	.075
First	21.07	16.91	.075

Total			$.30

2012
Fourth	$17.19	$14.06	$.075
Third	16.48	11.53	.075
Second	14.68	11.55	.075
First	14.41	10.75	.075

Total			$.30

        On January 31, 2014, there were approximately 4,779 holders of record of our common stock.

        We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.

Performance Graph

        The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2008 through December 31, 2013, when the closing price of our common stock was $22.77. The graph assumes investments of $100 on December 31, 2008 in our common stock and in each of the three indices and the reinvestment of dividends.

        The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2008 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2009	2010	2011	2012	2013
Masco	$128.21	$120.32	$102.45	$165.80	$229.59
S&P 500 Index	$125.92	$144.58	$147.60	$171.04	$225.85
S&P Industrials Index	$120.19	$151.89	$150.97	$173.87	$243.73
S&P Consumer Durables & Apparel Index	$136.29	$177.91	$191.64	$232.84	$316.28

        In July 2007, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise. At December 31, 2013, we had remaining authorization to repurchase up to 22.6 million shares. During the first quarter of 2013, we repurchased and retired 1.7 million shares of our common stock, for cash aggregating $35 million to offset the dilutive impact of the 2013 grant of 1.7 million shares of long-term stock awards. We have not purchased any shares since March 2013.

Item 6.    Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2013	2012	2011	2010	2009
Net Sales (1)	$8,173	$7,495	$7,170	$7,183	$7,297
Operating profit (loss) (1)(2)(3)(4)(5)	$673	$302	$(215)	$(466)	$57
Income (loss) from continuing operations attributable to Masco Corporation (1)(2)(3)(4)(5)	$282	$(53)	$(394)	$(1,027)	$(145)
Income (loss) per common share from continuing operations:
Basic	$.79	$(.16)	$(1.14)	$(2.95)	$(.42)
Diluted	$.78	$(.16)	$(1.14)	$(2.95)	$(.42)
Dividends declared	$.30	$.30	$.30	$.30	$.30
Dividends paid	$.30	$.30	$.30	$.30	$.46
At December 31:
Total assets	$6,933	$6,875	$7,297	$8,140	$9,175
Long-term debt	3,421	3,422	3,222	4,032	3,604
Shareholders' equity	763	534	742	1,582	2,817

(1)
Amounts exclude discontinued operations.

(2)
The year 2012 includes non-cash impairment charges for other intangible assets aggregating $27 million after tax ($42 million pre-tax).

(3)
The year 2011 includes non-cash impairment charges for goodwill and other intangible assets aggregating $291 million after tax ($450 million pre-tax).

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

        The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "believe," "estimate," "expect," "assume," "seek," "appear," "may," "should," "will," "forecast" and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward-looking statements. We caution you against relying on any of these forward-looking statements. In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses and our ability to maintain our competitive position in our industries. These and other factors are discussed in detail in Item 1A "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

        We manufacture, distribute and install home improvement and building products. These products are sold for home improvement and new home construction through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors and direct to the consumer.

        2013 Results.    Net sales were positively affected by increased new home construction and repair and remodel activity in the U.S. and Europe. Our results of operations were positively affected by increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs. Also, all of our businesses were positively affected by the benefits associated with the business rationalizations and process improvement initiatives that we have implemented over the last several years.

        Our Cabinets and Related Products segment was affected by increased sales volume and selling prices, partially offset by a less favorable product mix. Our Plumbing Products segment results were favorably affected by increased sales volume and increased selling prices of our North American and International operations, partially offset by the loss of a portion of our bath products business. The Decorative Architectural Products segment was affected by increased sales volume, partially offset by a less favorable relationship between selling prices and commodity costs. The Installation and Other Services and Other Specialty Products segments were positively affected by increased sales volume and increased selling prices.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

        We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition and Receivables

        We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record revenue for unbilled services performed based upon estimates of material and labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred bad debt expense related to customer defaults. Our bad debt expense was $8 million, $14 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Financial Investments

        We follow accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for our financial investments and liabilities. This guidance defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

        If applicable, we record investments in available-for-sale securities at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax effect, through shareholders' equity, as a component of other comprehensive income in our consolidated balance sheet.

        In the past, we have invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. At December 31, 2013, our investment in auction rate securities was $22 million; we have not increased our investment in auction rate securities since 2007. The fair value of auction rate securities is estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). If we changed the discount rate used in the fair value estimate by 75 basis points, the value of the auction rate securities would change by approximately $1 million.

        We have maintained investments in a number of private equity funds, which aggregated $63 million at December 31, 2013. We carry our investments in private equity funds and other private investments at cost. It is not practicable for us to estimate a fair value for private equity funds and other private investments because there are no quoted market prices, and sufficient information is not readily available for us to utilize a valuation model to determine the fair value for each fund. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

        Impairment indicators we consider include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. We also consider specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the applicable sectors.

        We have and will continue to reduce our investments in long-term financial assets. At December 31, 2013, we have investments in 14 venture capital funds, with an aggregate carrying value of $15 million. The venture capital funds have invested in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2013, we also have investments in 15 buyout funds, with an aggregate carrying value of $48 million. The buyout funds have invested in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

        Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. The timing of distributions from the funds, which depends on particular events related to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income we record from these investments can vary substantially from quarter to quarter. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of these investments and the amounts realized upon liquidation.

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

        In 2013, we utilized estimated housing starts, from independent industry sources, growing from current levels to 1.5 million units in 2018 (terminal growth year) and operating profit margins improving to approximate historical levels for those business units by 2018 (terminal growth year). We utilize our weighted average cost of capital of approximately 10 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital increased in 2013 due to improving market conditions and an increased stock price. In 2013, due to improving market conditions and based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.5 percent to 13.5 percent for most of our reporting units.

        In the fourth quarter of 2013, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Any increases in estimated discounted cash flows would have no effect on the reported value of goodwill.

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

        In 2013, we did not recognize any impairment charges for goodwill.

        A 10 percent decrease in the estimated fair value of our reporting units at December 31, 2013 would not have resulted in any additional analysis of goodwill impairment for any additional business unit.

        We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the reporting unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In 2013, we did not recognize any impairment charges for other indefinite-lived intangible assets.

        Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

        Stock-Based Compensation

        Our 2005 Plan provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors. At December 31, 2013, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

        Long-Term Stock Awards

        We grant long-term stock awards to key employees and non-employee Directors and do not cause net share dilution inasmuch as we generally continue the practice of repurchasing and retiring an equal number of shares on the open market. We measure compensation expense for stock awards at the market price of our common stock at the grant date. There was $69 million (8 million common shares) of total unrecognized compensation expense related to unvested stock awards at December 31, 2013, which was included as a reduction of common stock and paid-in capital. We recognize this expense ratably over the shorter of the vesting period of the stock awards, typically five to ten years, or the length of time until the grantee becomes retirement-eligible at age 65. Pre-tax compensation expense for the annual vesting of long-term stock awards was $34 million for 2013.

        Stock Options

        We grant stock options to key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than ten years after the grant date.

        We measure compensation expense for stock options using a Black-Scholes option pricing model. We recognize this compensation expense ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. Pre-tax compensation expense for stock options was $13 million for 2013.

        We estimated the fair value of stock options at the grant date using a Black-Scholes option pricing model with the following assumptions for 2013: risk-free interest rate – 1.22%, dividend yield – 1.47%, volatility factor – 49.07% and expected option life – six years. For expense calculation purposes, the weighted average grant-date fair value of option shares granted in 2013 was $8.35 per option share.

        If we increased our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2013 would increase by 42 percent. If we lowered our assumptions for the risk-free interest rate and the volatility factor by 50 percent, the expense related to the fair value of stock options granted in 2013 would decrease by 52 percent.

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

        In December 2013, we increased our discount rate for obligations to an average of 4.40 percent from 3.80 percent. The discount rate for obligations is based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2013 Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 1.75 percent to 4.80 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.20 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets.

        Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, decreased to $324 million at December 31, 2013 from $462 million at December 31, 2012, primarily due to increased asset returns, as well as higher rates of return in the bond market in 2013, which decreased our long-term pension liabilities. In accordance with accounting guidance, the underfunded amount has been recognized on our consolidated balance sheets at December 31, 2013 and 2012. Qualified domestic pension plan assets in 2013 had a net gain of 13.6 percent compared to average gains of 12 percent for the InvestorForce Defined Benefit Plan Universe.

        Our projected benefit obligation for our unfunded non-qualified defined-benefit pension plans was $163 million at December 31, 2013 compared with $181 million at December 31, 2012. In accordance with accounting guidance, this unfunded amount has been recognized on our consolidated balance sheets at December 31, 2013 and 2012.

        At December 31, 2013, we reported a net liability of $487 million, of which $163 million was related to our non-qualified, supplemental retirement plans, which are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage ("AFTAP") for the various defined-benefit pension plans ranges from 74 percent to 82 percent.

        We expect pension expense for our qualified defined-benefit pension plans to be $18 million in 2014 compared with $23 million in 2013. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2014 pension expense would increase by $5 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2014 compared with $8 million in 2013.

        We anticipate that we will be required to contribute approximately $60 million to $70 million in 2014 to our qualified and non-qualified defined-benefit plans.

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

        If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company's three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.

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

        Although the recent strengthening in new home construction activity has resulted in profitability in the Company's U.S. operations in 2013, we continue to record a full valuation allowance against the U.S. Federal deferred tax assets as the Company remained in a three-year cumulative loss position throughout 2013.

        It is reasonably possible that the continued improvements in our U.S. operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance, up to approximately $550 million, as early as the second half of 2014. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward resulting in a lower U.S. effective tax rate.

        The $175 million and $203 million of deferred tax assets at December 31, 2013 and 2012, respectively, for which there is no valuation allowance recorded, are anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities.

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

        We are subject to lawsuits and pending or asserted claims in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When estimates of our exposure for lawsuits and pending or asserted claims meet the criteria for recognition under accounting guidance, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments. See Note U to our consolidated financial statements for information regarding certain of our legal proceedings.

Corporate Development Strategy

        Our business strategy includes expanding our product leadership and implementing lean principles and product process improvements across our business units. Going forward, we expect to maintain a balanced growth strategy with emphasis on cash flow, organic growth with fewer acquisitions and growth through new product development and greenfield locations related to certain Installation and Other Services businesses.

        As part of our strategic planning, we continue to review all of our businesses to determine which businesses may not be core to our long-term growth strategy.

        In early February 2013, we determined that our Danish ready-to-assemble cabinet business was no longer core to our long-term growth strategy and, accordingly, we embarked on a plan for disposition. We completed the disposition of our Danish cabinet business and a related Danish holding company in December 2013.

        See Note B to the consolidated financial statements for more information.

Liquidity and Capital Resources

        Historically, we have largely funded our growth through cash provided by our operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of our common stock, including issuances for certain mergers and acquisitions.

        Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies. Our total debt as a percent of total capitalization was 82 percent and 87 percent at December 31, 2013 and 2012, respectively.

        On March 28, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the Credit Agreement, the Company's credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated.

        The Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total capitalization ratio, as adjusted for certain items, of 65 percent, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $250 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after January 1, 2012 that would negatively impact shareholders' equity.

        At December 31, 2013, we had additional borrowing capacity, subject to availability, of up to $1.2 billion. Alternatively, at December 31, 2013, we could absorb a reduction to shareholders' equity of approximately $770 million and remain in compliance with the debt to total capitalization covenant. We were in compliance with all Credit Agreement covenants and we had no borrowings under the Credit Agreement at December 31, 2013.

        On August 15, 2013, the Company repurchased and retired all of its $200 million, 7.125% Notes on the scheduled retirement date.

        We had cash, cash investments and short-term bank deposits of approximately $1.5 billion at December 31, 2013. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.

        Of the $1.5 billion and the $1.4 billion of cash, cash investments and short-term bank deposits we held at December 31, 2013 and 2012, respectively, $622 million and $572 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

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

        During 2013, we paid quarterly dividends of $.075 per common share.

        Our working capital ratio was 1.9 to 1 and 1.7 to 1 at December 31, 2013 and 2012, respectively. The increase in the working capital ratio is primarily due to the payment of $200 million of 7.125% Notes in August 2013, which were included in current liabilities at December 31, 2012.

Cash Flows

        Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2013	2012	2011
Net cash from operating activities	$645	$281	$239
Retirement of notes	(200)	(791)	(58)
Issuance of notes, net of issuance costs	—	396	—
Payment for settlement of swaps	—	(25)	—
Proceeds from disposition of:
Businesses, net of cash disposed	17	9	—
Property and equipment	27	67	24
Proceeds from financial investments, net	15	40	94
Cash dividends paid	(107)	(107)	(107)
Capital expenditures	(126)	(119)	(151)
Purchase of Company common stock	(35)	(8)	(30)
Decrease in debt, net	(2)	(1)	(5)
Dividends paid to noncontrolling interest	(34)	(40)	(18)
Proceeds (purchases) of short-term bank deposits, net	2	(2)	(23)
Acquisition of businesses, net of cash acquired	(7)	—	(10)
Effect of exchange rates on cash and cash investments	(3)	11	(8)
Other, net	(9)	(24)	(19)

Cash increase (decrease)	$183	$(313)	$(72)

        Net cash provided by operations of $645 million consisted primarily of net income adjusted for non-cash and certain other items, including depreciation and amortization expense of $186 million, a $42 million net change in deferred taxes and other non-cash items, including stock-based compensation expense and amortization expense related to in-store displays.

        We continue to emphasize balance sheet management, including working capital management and cash flow generation. Days sales in accounts receivable were 46 days and 47 days, respectively, at December 31, 2013 and 2012, and days sales in inventories were 49 days and 52 days at December 31, 2013 and 2012. Accounts payable days were 67 days at December 31, 2013 and 66 days at December 31, 2012. Working capital (defined as accounts receivable and inventories less accounts payable) as a percent of sales was 10.6 percent at December 31, 2013 and 12.1 percent at December 31, 2012.

        Net cash used for financing activities was $382 million, primarily due to the retirement of $200 million of 7.125% Notes due August 15, 2013, $107 million for cash dividends paid, $34 million for dividends paid to noncontrolling interest and $35 million for the acquisition of our common stock to generally offset the dilutive impact of long-term stock awards granted in 2013.

        At December 31, 2013, we had remaining authorization from our Board of Directors to repurchase up to an additional 22.6 million shares of our common stock in open-market transactions or otherwise. We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Consistent with past practice, we anticipate repurchasing shares in 2014 to offset any dilution from long-term stock awards granted or stock options exercised as part of our compensation programs.

        Net cash used for investing activities was $77 million, and included $126 million for capital expenditures. Cash provided by investing activities included primarily $27 million of net proceeds from the disposition of property and equipment, $17 million from the disposition of businesses, net and $15 million from the net sale of financial investments. Investing activities also include net proceeds from the sale of short-term bank deposits of $2 million.

        We invest in automating our manufacturing operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2013 were $126 million, compared with $119 million for 2012 and $151 million for 2011. For 2014, capital expenditures, excluding any potential 2014 acquisitions, are expected to be approximately $200 million. Depreciation and amortization expense for 2013 totaled $186 million, compared with $214 million for 2012 and $263 million for 2011, including accelerated depreciation of $13 million, $28 million and $52 million in 2013, 2012 and 2011, respectively. For 2014, depreciation and amortization expense, excluding any potential 2014 acquisitions, is expected to be approximately $175 million. Amortization expense totaled $11 million, $12 million and $17 million in 2013, 2012 and 2011, respectively.

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

        Sales and Operations

        Net sales for 2013 were $8.2 billion, which increased nine percent compared with 2012. Excluding results from the acquisition of a small U.K. door business and the favorable effect of currency translation, net sales increased eight percent compared with 2012. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Twelve Months Ended December 31
	2013	2012
Net sales, as reported	$8,173	$7,495
– Acquisitions	(16)	—

Net sales, excluding acquisitions	8,157	7,495
– Currency translation	(28)	—

Net sales, excluding acquisitions and the effect of currency	$8,129	$7,495

        Net sales for 2013 were positively affected by increased sales volume of North American cabinets (such increase in cabinets was partially offset by a less favorable product mix) installation and other services, plumbing products, paints and stains, builders' hardware and windows, which, in aggregate, increased sales by approximately seven percent compared to 2012. Net sales of International plumbing products and cabinets also increased sales by one percent compared to 2012. Net sales for 2013 were also positively affected by selling prices, which increased sales by approximately one percent. Net sales for 2013 were negatively affected by lower selling prices of paints and stains.

        Net sales for 2012 were positively affected by increased sales volume of installed products, North American plumbing products, paints and stains, builders' hardware and windows, which, in aggregate, increased sales by approximately four percent compared to 2011. Net sales for 2012 were also positively affected by selling price increases, which increased sales by approximately three percent. Net sales for 2012 were negatively affected by the planned exit of certain cabinet and window product lines in certain geographic areas. A stronger U.S. dollar decreased sales by one percent compared to 2011.

        Our gross profit margins were 27.6 percent, 26.1 percent and 24.9 percent in 2013, 2012 and 2011, respectively. The 2013 gross profit margin reflects a more favorable relationship between selling prices and commodity costs as well as increased sales volume. The 2012 gross profit margin reflects a more favorable relationship between selling prices and commodity costs as well as increased sales volume. Both 2013 and 2012 reflect the benefits associated with business rationalizations and other cost savings initiatives.

        Selling, general and administrative expenses as a percent of sales were 19.4 percent in 2013 compared with 20.5 percent in 2012 and 21.5 percent in 2011. Selling, general and administrative expenses as a percent of sales in 2013 and 2012 reflect increased sales volume and lower business rationalization costs. Both 2013 and 2012 also reflect the benefits associated with our business rationalizations and other cost savings initiatives.

        Operating profit (loss) in 2013, 2012 and 2011 includes $48 million, $75 million and $111 million, respectively, of costs and charges related to business rationalizations and other cost savings initiatives. Operating profit (loss) in 2012 and 2011 includes $42 million and $450 million, respectively, of impairment charges for goodwill and other intangible assets. Operating profit (loss) in 2012 and 2011 includes $77 million and $9 million, respectively, of net charges for litigation settlements. Operating profit (loss) in 2012 includes $8 million of net gains related to fixed asset sales. Operating profit (loss) margins, as reported, were 8.2 percent, 4.0 percent and (3.0) percent in 2013, 2012 and 2011, respectively. Operating profit margins, excluding the items above, were 8.8 percent, 6.5 percent and 5.0 percent in 2013, 2012 and 2011, respectively.

        Operating margins in 2013 and 2012 were positively affected by a more favorable relationship between selling prices and commodity costs, increased sales volume and the benefits associated with business rationalizations and other cost savings initiatives.

        Other Income (Expense), Net

        Other, net, for 2013 included gains of $11 million from financial investments, net. Other, net, for 2013 also included realized foreign currency losses of $18 million and other miscellaneous items.

        In 2013, in conjunction with the transaction to sell our Danish ready-to-assemble cabinet business (included in discontinued operations), we also disposed of a related Danish holding company. This disposition triggered the settlement of loans, which resulted in the recognition of $18 million of currency translation expense, which is included in other income (expense) from continuing operations in the statement of operations.

        Other, net, for 2012 included net gains of $24 million from financial investments. During 2012, we recognized non-cash, pre-tax impairment charges aggregating $2 million for an investment in a private equity fund. Other, net, for 2012 also included realized foreign currency losses of $2 million and other miscellaneous items.

        During 2011, we recognized gains of $41 million related to the sale of TriMas common stock. We also recognized gains of $32 million related to distributions from private equity funds.

        Other, net, for 2011 also included realized foreign currency losses of $5 million and other miscellaneous items.

        Interest expense was $235 million in 2013 and $254 million in each of 2012 and 2011.

        Income (Loss) and Earnings (Loss) Per Common Share from Continuing Operations (Attributable to Masco Corporation)

        Income and diluted income per common share from continuing operations for 2013 were $282 million and $.78 per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2012 were $(53) million and $(.16) per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2011 were $(394) million and $(1.14) per common share, respectively. (Loss) from continuing operations for 2012 included non-cash, pre-tax impairment charges for other intangible assets of $42 million ($27 million or $.08 per common share, after tax). (Loss) from continuing operations for 2011 included non-cash, pre-tax impairment charges for goodwill and other intangible assets of $450 million ($291 million or $.84 per common share, after tax).

        Our effective tax rate for the income (loss) from continuing operations was a 26 percent tax expense, a 125 percent tax expense, and a 10 percent tax benefit in 2013, 2012 and 2011, respectively. Compared to our normalized effective tax rate of 36 percent, the variance in the effective tax rate in 2013, 2012 and 2011 is due primarily to changes in the U.S. Federal valuation allowance and reversal of an accrual for uncertain tax positions.

Outlook for the Company

        We continue to make progress on our strategic initiatives, which include expanding our product leadership positions, reducing our costs, improving our Installation and Cabinet segments and strengthening our balance sheet. In 2014, we expect new home construction and repair and remodel activity to show continued improvement in North American and internationally. Our focus will be to continue to maximize the benefits of this activity and maintain the positive momentum. We are well positioned to grow our key brands and to gain share in our channels in 2014. Our emphasis will remain on developing our pipeline of innovation, improving our enterprise leverage, driving a high performance culture and focusing on continuous improvement across all our operating segments.

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

Business Segment and Geographic Area Results

        The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net Sales:
Cabinets and Related Products	$1,014	$939	$934	8%	1%
Plumbing Products	3,183	2,955	2,913	8%	1%
Installation and Other Services	1,412	1,209	1,077	17%	12%
Decorative Architectural Products	1,927	1,818	1,670	6%	9%
Other Specialty Products	637	574	576	11%	—%

Total	$8,173	$7,495	$7,170	9%	5%

North America	$6,634	$6,046	$5,669	10%	7%
International, principally Europe	1,539	1,449	1,501	6%	(3)%

Total	$8,173	$7,495	$7,170	9%	5%

	2013	2012	2012 (B)	2011	2011 (B)
Operating Profit (Loss): (A)
Cabinets and Related Products	$(10)	$(89)	$(89)	$(126)	$(126)
Plumbing Products	394	307	307	322	323
Installation and Other Services	37	(19)	(19)	(79)	(79)
Decorative Architectural Products	351	329	329	196	271
Other Specialty Products	35	(31)	11	(401)	(27)

Total	$807	$497	$539	$(88)	$362

North America	$649	$360	$402	$(259)	$191
International, principally Europe	158	137	137	171	171

Total	807	497	539	(88)	362
General corporate expense, net	(134)	(126)	(126)	(118)	(118)
Charge for litigation settlements, net	—	(77)	(77)	(9)	(9)
Gain from sales of fixed assets, net	—	8	8	—	—

Total operating profit (loss)	$673	$302	$344	$(215)	$235

	2013	2012	2012 (B)	2011	2011 (B)
Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	(1.0)%	(9.5)%	(9.5)%	(13.5)%	(13.5)%
Plumbing Products	12.4%	10.4%	10.4%	11.1%	11.1%
Installation and Other Services	2.6%	(1.6)%	(1.6)%	(7.3)%	(7.3)%
Decorative Architectural Products	18.2%	18.1%	18.1%	11.7%	16.2%
Other Specialty Products	5.5%	(5.4)%	1.9%	(69.6)%	(4.7)%
North America	9.8%	6.0%	6.6%	(4.6)%	3.4%
International, principally Europe	10.3%	9.5%	9.5%	11.4%	11.4%
Total	9.9%	6.6%	7.2%	(1.2)%	5.0%
Total operating profit (loss) margin, as reported	8.2%	4.0%	N/A	(3.0)%	N/A

(A)
Before general corporate expense, net, gain from sales of fixed assets, net and charge for litigation settlements, net; see Note P to the consolidated financial statements.

(B)
Excluding impairment charges for goodwill and other intangible assets. The 2012 impairment charge for other intangible assets was as follows: Other Specialty Products – $42 million. The 2011 impairment charges for goodwill and other intangible assets were as follows: Plumbing Products – $1 million; Decorative Architectural Products – $75 million; and Other Specialty Products – $374 million.

Business Segment Results Discussion

        Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, charge for litigation settlements, net, gain from sales of fixed assets, net, and impairment charges for goodwill and other intangible assets in 2013, 2012 and 2011, as applicable.

        Business Rationalizations and Other Initiatives

        During the severe and prolonged downturn in our markets we took several actions focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives. For the years ended December 31, 2013, 2012 and 2011, we incurred net pre-tax costs and charges related to these initiatives of $48 million, $75 million and $111 million, respectively.

        We continue to realize the benefits of our business rationalization and continuous improvement initiatives across the enterprise and expect to identify additional opportunities to improve our business operations. We do not anticipate that any costs and charges related to our ongoing commitment to continuous improvement will be as significant as they have been.

        During 2013, our North American cabinet business continued to incur costs and charges of $11 million related to the closure of a cabinet components facility and additional severance. Our Plumbing Products segment incurred costs of $16 million related to a plant consolidation and severance in our bathing systems business in North America. Finally, we incurred $21 million of costs and charges across our business units related to other cost savings initiatives.

        In early February 2013, we determined that our Danish ready-to-assemble cabinet business was no longer core to our long-term growth strategy and, accordingly we embarked on a plan for disposition. This business unit had 2012 sales of approximately $250 million and an operating loss of approximately $30 million. The Company completed the disposition of this business and a related Danish holding company in December 2013.

        During 2012, our North American cabinet business continued to incur costs and charges of $33 million related to the closure of its countertop manufacturing facility (as a result of our strategic change to a sourcing model for countertops), the closure of a cabinet components facility and additional headcount reductions. Our Plumbing Products segment incurred costs of $25 million related to a plant closure and severance in our bathing systems business in North America and a plant closure and severance in Spain. We also incurred $14 million in costs related to severance actions at our corporate office. Finally, we incurred $3 million of costs and charges across our business units related to other cost savings initiatives.

        During 2011, we took several actions with our North American cabinet and window businesses to exit product lines and close facilities. We also incurred charges in our builder's hardware business and our Installation and Other Services segment. We incurred costs and charges of $111 million related to these and other actions. Also during 2011, we decided to dispose of several non-core businesses in the Installation and Other Services segment. These businesses were related to commercial drywall installation, millwork and framing, and were classified as discontinued operations for all periods. During 2012, we sold all of these businesses, for net proceeds of $7 million.

        Based on current plans, we anticipate costs and charges related to our business rationalizations and other initiatives to approximate $10 million in 2014. We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.

        Cabinets and Related Products

  Sales

        Net sales of Cabinets and Related Products in 2013 increased primarily due to increased sales volume of North American and International operations and increased selling prices in North America which, in the aggregate, increased net sales by 14 percent compared to 2012. Such increases were partially offset by a less favorable product mix in North America, which reduced sales in this segment by six percent.

        Net sales in this segment in 2012 increased primarily due to increased sales volume of North American operations and by increased selling prices, which increased sales by one percent compared to 2011.

        Net sales in this segment in 2011 were negatively affected by lower sales volumes of North American cabinets and the planned exit of North American ready-to-assemble and other non-core in-stock assembled cabinet product lines, particle board and door product lines.

  Operating Results

        Operating margins in the Cabinets and Related Products segment in 2013 were positively affected by lower business rationalization expenses and the benefits associated with such expenses incurred in prior years. Operating margins were also positively affected by a more favorable relationship between selling prices and commodity costs, as well as increased sales volume and the related absorption of fixed costs. Such increases were partially offset by a less favorable product mix.

        Operating margins in this segment in 2012 were positively affected by lower business rationalization expenses and the benefits associated with such expenses incurred in prior years.

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

        Plumbing Products

  Sales

        Net sales of Plumbing Products increased in 2013 primarily due to increased sales volume and increased selling prices, which, in aggregate, increased sales by eight percent compared to 2012. A weaker U.S. dollar increased sales by one percent in 2013 compared to 2012. Such increases were partially offset by the loss of a portion of our bath products business.

        Net sales in this segment increased in 2012 primarily due to increased sales volume of North American operations and increased selling prices, which, in aggregate, increased sales by approximately five percent compared to 2011. Lower sales volume of international operations decreased sales in this segment by one percent from 2011. A stronger U.S. dollar decreased sales by three percent in 2012 compared to 2011.

        Net sales in this segment in 2011 were positively affected by increased selling prices and increased sales volume in North America and International.

  Operating Results

        Operating margins in the Plumbing Products segment in 2013 were positively affected by increased sales volume and a more favorable relationship between selling prices and commodity costs (including the impact of the metal hedge contracts), partially offset by a less favorable product mix.

        Operating margins in this segment in 2012 were negatively affected by lower sales volume and a less favorable product mix principally related to international operations. Such declines more than offset increased North American sales volume and a more favorable relationship between selling prices and commodity costs.

        Operating margins in this segment in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs, a less favorable product mix and increased expenses related to growth initiatives which offset the benefits associated with business rationalizations and other cost savings initiatives.

        Installation and Other Services

  Sales

        Net sales in the Installation and Other Services segment increased in 2013 primarily due to increased sales volume related to a higher level of activity in the new home construction market, as well as increased selling prices. Net sales were also positively affected by increased retrofit and commercial sales.

        Net sales in this segment increased in 2012 primarily due to increased sales volume related to a higher level of activity in the new home construction market and increased commercial sales.

        Net sales in this segment in 2011 were positively affected by increased distribution sales, increased selling prices and increased retrofit and commercial sales. Such increases were partially offset by lower sales volume of installed products related to the decline in the new home construction market.

  Operating Results

        Operating margins in the Installation and Other Services segment in 2013 were positively affected by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives. Operating margins were also positively affected by a more favorable relationship between selling prices and commodity costs.

        Operating margins in this segment in 2012 were positively affected by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.

        Operating margins in this segment in 2011 were positively affected by increased sales volume, the benefits associated with business rationalizations and other cost savings initiatives and a more favorable relationship between selling prices and commodity costs.

        Decorative Architectural Products

  Sales

        Net sales of Decorative Architectural Products increased in 2013, primarily due to increased sales volume of paints and stains and builders' hardware, partially offset by lower selling prices of paints and stains.

        Net sales in this segment increased in 2012, primarily due to increased selling prices of paints and stains, as well as increased sales volume of paints and stains and builders' hardware.

        Net sales in this segment in 2011 were negatively affected by lower sales volume of paints and stains and builders' hardware, partially offset by increased selling prices of paints and stains.

  Operating Results

        Operating margins in the Decorative Architectural Products segment in 2013 reflect the benefits of increased sales volume of paints and stains and builders' hardware. Such benefits were partially offset by a less favorable relationship between selling prices and commodity costs and increased promotional and advertising costs.

        Operating margins in this segment in 2012 reflect a more favorable product mix, a more favorable relationship between selling prices and commodity costs related to paints and stains and lower program costs related to builders' hardware.

        Operating margins in this segment in 2011 were negatively affected by a less favorable relationship between selling prices and commodity costs related to paints and stains and increased expenses related to growth initiatives. This segment was also negatively affected by increased business rationalization expenses related to the exit of a builders' hardware product line.

        Other Specialty Products

  Sales

        Net sales of Other Specialty Products increased in 2013 primarily due to increased sales volume, increased selling prices and a more favorable product mix of windows in North America, which in the aggregate increased sales by eleven percent compared to 2012. Such increases were partially offset by lower sales volume and lower selling prices of staple gun tackers and other fastening tools.

        Net sales in this segment were flat in 2012 primarily due to increased sales volume of windows in Western markets in the U.S., a more favorable product mix and increased selling prices which were offset by lower sales volume of North American windows resulting from the exit of certain markets.

        Net sales in this segment in 2011 were negatively affected by lower sales volume of windows in North America (due to the expiration of the energy tax credit in 2010) and the U.K., partially offset by increased selling prices and increased sales related to new product introductions and geographic expansion.

  Operating Results

        Operating margins in the Other Specialty Products segment in 2013 reflect increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs. This segment also reflects the benefits associated with the business rationalizations and other cost savings initiatives. Such positive results were partially offset by lower sales volume and lower selling prices of staple gun tackers and other fastening tools.

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

Geographic Area Results Discussion

    North America

  Sales

        North American net sales in 2013 were positively impacted by increased sales volume of installation and other services, plumbing products, paints and stains, windows, cabinets (such increase in cabinets was partially offset by a less favorable product mix), and builders' hardware which, in the aggregate, increased sales by approximately nine percent compared to 2012. Net sales were also positively affected by increased selling prices of cabinets, installation and other services and windows, which increased sales by approximately two percent compared to 2012. Such increases were partially offset by lower selling prices of paints and stains.

        North American net sales in 2012 were positively impacted by increased sales volume of installation and other services, plumbing products, paints and stains, builders' hardware and windows, which, in the aggregate, increased sales by approximately four percent compared to 2011. Net sales were also positively affected by increased selling prices of plumbing products and paints and stains, which increased sales by approximately three percent compared to 2011.

        North American net sales in 2011 were negatively impacted by lower sales volume of cabinets, including the planned exit of certain product lines, paints and stains, builders' hardware and windows, partially offset by increased selling prices of plumbing products and paints and stains.

  Operating Results

        Operating margins from North American operations in 2013 were positively affected by increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs. North American operations were also positively affected by lower business rationalization expenses and the benefits associated with business rationalization and other cost savings initiatives.

        Operating margins from North American operations in 2012 were positively affected by a more favorable relationship between selling prices and commodity costs, lower business rationalization expenses and the benefits associated with business rationalization and other cost savings initiatives which, in aggregate, increased operating margins by three percentage points.

        Operating margins from North American operations in 2011 were positively affected by lower business rationalization expenses and the benefits associated with business rationalization and other cost savings initiatives. Such increases offset the negative impact of lower sales volume and the related under-absorption of fixed costs and a less favorable relationship between selling prices and commodity costs.

        International, Principally Europe

  Sales

        Net sales from international operations in 2013 increased four percent in local currencies compared to 2012, primarily due to increased sales volume of international plumbing products and cabinets and increased selling prices for International plumbing products. A weaker U.S. dollar increased International net sales by two percent in 2013 compared to 2012.

        Net sales from international operations in 2012 increased three percent in local currencies compared to 2011, primarily due to increased selling prices, partially offset by lower sales volume of international plumbing products, cabinets and windows. A stronger U.S. dollar decreased International net sales by seven percent in 2012 compared to 2011.

        Net sales from international operations in 2011 were positively affected by increased sales volume and increased selling prices of International plumbing products, offset by lower sales volume of International cabinets.

  Operating Results

        Operating margins from international operations in 2013 were positively affected by a more favorable relationship between selling prices and commodity costs, primarily related to international plumbing products and the benefits associated with business rationalizations and other cost savings initiatives, partially offset by a less favorable product mix.

        Operating margins from international operations in 2012 were negatively affected by a less favorable product mix, partially offset by a more favorable relationship between selling prices and commodity costs, primarily related to international plumbing products, the benefits associated with business rationalizations and other cost savings initiatives.

        Operating margins from international operations in 2011 were negatively affected by a less favorable product mix and a less favorable relationship between selling prices and commodity costs, offset by the benefits associated with business rationalizations and other cost savings initiatives.

Other Matters

    Commitments and Contingencies

        Litigation

        Information regarding our legal proceedings is set forth in Note U to the consolidated financial statements, which is incorporated herein by reference.

        Other Commitments

        With respect to our investments in private equity funds, we had, at December 31, 2013, commitments to contribute up to $14 million of additional capital to such funds, representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

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

        Recently Issued Accounting Pronouncements.    On January 1, 2013, we adopted new accounting guidance requiring disclosure of amounts reclassified from accumulated other comprehensive income. The adoption of this new guidance did not have an impact on our financial position or our results of operations.

Contractual Obligations

        The following table provides payment obligations related to current contracts at December 31, 2013, in millions:

	Payments Due by Period
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other (D)	Total
Debt (A)	$6	$1,803	$116	$1,502	$—	$3,427
Interest (A)	212	485	206	526	—	1,429
Operating leases	62	99	27	73	—	261
Currently payable income taxes	32	—	—	—	—	32
Private equity funds (B)	7	7	—	—	—	14
Purchase commitments (C)	272	6	—	—	—	278
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	59	59

Total	$591	$2,400	$349	$2,101	$59	$5,500

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

        Refer to Note M of our financial statements for defined-benefit plan obligations.

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

        At December 31, 2013, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, a 10 percent change in commodity costs, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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

        The management of Masco Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework." Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2013.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company's consolidated financial statements and of the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2013. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2013 and expressed an unqualified opinion on the Company's 2013 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Masco Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 14, 2014

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

at December 31, 2013 and 2012

(In Millions, Except Share Data)
	2013	2012
ASSETS
Current Assets:
Cash and cash investments	$1,223	$1,040
Short-term bank deposits	321	311
Receivables	1,004	933
Inventories	765	726
Prepaid expenses and other	155	107
Assets held for sale	—	100

Total current assets	3,468	3,217
Property and equipment, net	1,252	1,326
Goodwill	1,903	1,894
Other intangible assets, net	149	151
Other assets	161	184
Assets held for sale	—	103

Total Assets	$6,933	$6,875

LIABILITIES and EQUITY
Current Liabilities:
Accounts payable	$902	$788
Notes payable	6	206
Accrued liabilities	874	823
Liabilities held for sale	—	45

Total current liabilities	1,782	1,862
Long-term debt	3,421	3,422
Deferred income taxes and other	967	1,053
Liabilities held for sale	—	4

Total Liabilities	6,170	6,341

Commitments and contingencies
Equity:
Masco Corporation's shareholders' equity Common shares authorized: 1,400,000,000; issued and outstanding: 2013 – 349,500,000; 2012 – 349,000,000	349	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2013 and 2012 – None	—	—
Paid-in capital	16	16
Retained earnings (deficit)	55	(102)
Accumulated other comprehensive income	115	59

Total Masco Corporation's shareholders' equity	535	322
Noncontrolling interest	228	212

Total Equity	763	534

Total Liabilities and Equity	$6,933	$6,875

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2013, 2012 and 2011

(In Millions, Except Per Common Share Data)
	2013	2012	2011
Net sales	$8,173	$7,495	$7,170
Cost of sales	5,918	5,539	5,383

Gross profit	2,255	1,956	1,787
Selling, general and administrative expenses	1,582	1,535	1,543
Charge for litigation settlements, net	—	77	9
Impairment charges for goodwill and other intangible assets	—	42	450

Operating profit (loss)	673	302	(215)

Other income (expense), net:
Interest expense	(235)	(254)	(254)
Other, net	(4)	25	77

	(239)	(229)	(177)

Income (loss) from continuing operations before income taxes	434	73	(392)
Income tax expense (benefit)	111	91	(40)

Income (loss) from continuing operations	323	(18)	(352)
Loss from discontinued operations, net	(10)	(61)	(181)

Net income (loss)	313	(79)	(533)
Less: Net income attributable to noncontrolling interest	41	35	42

Net income (loss) attributable to Masco Corporation	$272	$(114)	$(575)

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income (loss) from continuing operations	$.79	$(.16)	$(1.14)
Loss from discontinued operations, net	(.03)	(.17)	(.52)

Net income (loss)	$.76	$(.33)	$(1.66)

Diluted:
Income (loss) from continuing operations	$.78	$(.16)	$(1.14)
Loss from discontinued operations, net	(.03)	(.17)	(.52)

Net income (loss)	$.76	$(.33)	$(1.66)

Amounts attributable to Masco Corporation:
Income (loss) from continuing operations	$282	$(53)	$(394)
Loss from discontinued operations, net	(10)	(61)	(181)

Net income (loss)	$272	$(114)	$(575)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

for the years ended December 31, 2013, 2012 and 2011

		(In Millions)
	2013	2012	2011
Net income (loss)	$313	$(79)	$(533)
Less: Net income attributable to noncontrolling interest	41	35	42

Net income (loss) attributable to Masco Corporation	$272	$(114)	$(575)

Other comprehensive income (loss), net of tax (see Note O):
Cumulative translation adjustment	$(75)	$28	$(30)
Interest rate swaps	2	2	(23)
Marketable securities	—	—	(38)
Unrecognized pension prior service cost and net gain (loss)	138	(45)	(113)

Other comprehensive income (loss)	65	(15)	(204)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest:
Cumulative translation adjustment	$8	$9	$(7)
Unrecognized pension prior service cost and net gain (loss)	1	(7)	—

	9	2	(7)
Other comprehensive income (loss) attributable to Masco Corporation	$56	$(17)	$(197)

Total comprehensive income (loss)	$378	$(94)	$(737)

Less: Total comprehensive income attributable to noncontrolling interest	50	37	35

Total comprehensive income (loss) attributable to Masco Corporation	$328	$(131)	$(772)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2013, 2012 and 2011

	(In Millions)
	2013	2012	2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income (loss)	$313	$(79)	$(533)
Depreciation and amortization	186	214	263
Deferred income taxes	42	50	(112)
Non-cash loss on disposition of businesses, net	15	4	—
(Gain) on disposition of investments, net	(10)	(24)	(71)
Impairment charges:
Financial investments	—	2	—
Goodwill and other intangible assets	—	42	450
Discontinued operations	10	3	130
Stock-based compensation	54	61	61
Other items, net	(3)	(28)	53
Increase in receivables	(85)	(50)	(60)
Increase in inventories	(24)	(16)	(54)
Increase in accounts payable and accrued liabilities, net	147	102	112

Net cash from operating activities	645	281	239

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	3	4	4
Payment of debt	(5)	(5)	(9)
Issuance of notes, net of issuance costs	—	396	—
Credit Agreement costs	(4)	—	(1)
Retirement of Notes	(200)	(791)	(58)
Payment for settlement of swaps	—	(25)	—
Purchase of Company common stock	(35)	(8)	(30)
Dividends paid to noncontrolling interest	(34)	(40)	(18)
Cash dividends paid	(107)	(107)	(107)

Net cash for financing activities	(382)	(576)	(219)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(126)	(119)	(151)
Acquisition of businesses, net of cash acquired	(7)	—	(10)
Proceeds from disposition of:
Marketable securities	—	—	49
Short-term bank deposits	411	430	545
Businesses, net of cash disposed	17	9	—
Property and equipment	27	67	24
Other financial investments	16	43	52
Purchases of:
Other financial investments	(1)	(3)	(7)
Short-term bank deposits	(409)	(432)	(568)
Other, net	(5)	(24)	(18)

Net cash for investing activities	(77)	(29)	(84)

Effect of exchange rate changes on cash and cash investments	(3)	11	(8)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	183	(313)	(72)
At January 1	1,040	1,353	1,425

At December 31	$1,223	$1,040	$1,353

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

for the years ended December 31, 2013, 2012 and 2011

	(In Millions, Except Per Share Data)
	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2011	$1,582	$349	$42	$720	$273	$198
Total comprehensive (loss) income	(737)			(575)	(197)	35
Shares issued	—	2	(2)
Shares retired:
Repurchased	(30)	(2)	(28)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(107)			(107)
Dividends paid to noncontrolling interest	(18)					(18)
Stock-based compensation	60		60

Balance, December 31, 2011	$742	$348	$65	$38	$76	$215

Total comprehensive (loss) income	(94)			(114)	(17)	37
Shares issued	(1)	3	(4)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(107)		(81)	(26)
Dividends paid to noncontrolling interest	(40)					(40)
Stock-based compensation	50		50

Balance, December 31, 2012	$534	$349	$16	$(102)	$59	$212

Total comprehensive income	378			272	56	50
Shares issued	(8)	3	(11)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(12)	(1)	(11)
Cash dividends declared	(107)		(14)	(93)
Dividends paid to noncontrolling interest	(34)					(34)
Stock-based compensation	47		47

Balance, December 31, 2013	$763	$349	$16	$55	$115	$228

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

        Foreign Currency.    The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the accumulated other comprehensive income component of shareholders' equity. Realized foreign currency transaction gains and losses are included in the consolidated statements of operations in other income (expense), net.

        Cash and Cash Investments.    The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

        Short-Term Bank Deposits.    The Company invests a portion of its foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximates fair value at December 31, 2013 and December 31, 2012. These short-term bank deposits are classified in the current assets section of the Company's consolidated balance sheets, and interest income related to short-term bank deposits is recorded in the Company's consolidated statement of operations in other income (expense), net.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

        Receivables.    The Company does significant business with a number of customers, including certain home centers and homebuilders. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an on-going basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in the Company's markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and the Company has incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $57 million and $71 million at December 31, 2013 and 2012, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $24 million and $18 million at December 31, 2013 and 2012, respectively.

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

        Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $175 million, $192 million and $234 million in 2013, 2012 and 2011, respectively. Such depreciation expense included accelerated depreciation of $13 million (primarily in the Cabinets and Related Products and Plumbing Products segments), $28 million (primarily in the Cabinets and Related Products and Plumbing Products segments) and $52 million (primarily in the Cabinets and Related Products and Other Specialty Products segment) in 2013, 2012 and 2011, respectively.

        Goodwill and Other Intangible Assets.    The Company performs its annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units and completed the impairment testing of goodwill at the operating segment level. The Company's operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. The Company compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

        Determining market values using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, the Company relies on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. The Company utilizes its weighted average cost of capital of approximately 10 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital increased in 2013 due to improving market conditions and an increased stock price. In 2013 and 2012, due to improving market conditions, the Company increased the discount rate to a range of 11.5 percent to 13.5 percent in 2013 for most of its reporting units compared to a range of 11 percent to 13 percent in 2012. The Company records an impairment to goodwill (adjusting the value to the estimated fair value) if the book value exceeds the estimated fair value.

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

        The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company's investments in marketable securities, private equity funds and other private investments.

        The Company uses derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates, commodity costs and interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value, netted by counterparty, where the right of offset exists. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of the change in fair value.

        Warranty.    At the time of sale, the Company accrues a warranty liability for the estimated cost to provide products, parts or services to repair or replace products in satisfaction of warranty obligations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

The Company's estimate of costs to service its warranty obligations is based upon the information available and includes a number of factors such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with product manufacturing metrics and industry and demographic trends.

        Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the aforementioned factors. The Company believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates thereby requiring adjustments to previously established accruals.

        A majority of the Company's business is at the consumer retail level through home centers and major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from the Company. The Company's revenue recognition policy takes into account this type of return when recognizing revenue, and deductions are recorded at the time of sale.

        Product Liability.    The Company provides for expenses associated with product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.

        Stock-Based Compensation.    The Company measures compensation expense for stock awards at the market price of the Company's common stock at the grant date. Such expense is recognized ratably over the shorter of the vesting period of the stock awards, typically 5 to 10 years, or the length of time until the grantee becomes retirement-eligible at age 65.

        The Company measures compensation expense for stock options using a Black-Scholes option pricing model. Such expense is recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. The Company utilizes the shortcut method to determine the tax windfall pool associated with stock options.

        Noncontrolling Interest.    The Company owns 68 percent of Hansgrohe SE at both December 31, 2013 and 2012. The aggregate noncontrolling interest, net of dividends, at December 31, 2013 and 2012 has been recorded as a component of equity on the Company's consolidated balance sheets.

        Interest and Penalties on Uncertain Tax Positions.    The Company records interest and penalties on its uncertain tax positions in income tax expense.

        Reclassifications.    Certain prior-year amounts have been reclassified to conform to the 2013 presentation in the consolidated financial statements. In the Company's consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

        Revision of Previously Issued Financial Statements.    During the third quarter ended September 30, 2013, the Company identified an error related to the classification of cash and cash investments. Foreign short-term bank deposits with terms ranging from three months to twelve months

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

were incorrectly classified as cash and cash investments rather than short-term bank deposits. Historic periods are revised, as detailed below, in our future filings. These classification errors were not considered material to any prior period financial statements.

        The following table presents the impact of the revisions on the Company's previously issued consolidated balance sheets (in millions).

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

        The following table presents the impact of the revisions on the Company's previously issued consolidated statement of cash flows (in millions).

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Concluded)

        The following table presents the impact of the revisions on the Company's previously issued consolidated balance sheets and statements of cash flows (all cash flow figures are year-to-date, in millions).

	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Mar. 31, 2013	June 30, 2013
Cash and cash investments
As reported	$1,788	$1,853	$1,166	$1,032	$1,223
As revised	$1,491	$1,612	$889	$828	$1,028
Short-term bank deposits
As reported	—	—	—	—	—
As revised	$297	$241	$277	$204	$195
Net cash (for) from investing activities
As reported	$(2)	$(15)	$(42)	$(30)	$(51)
As revised	$10	$37	$(17)	$70	$62

        The revisions did not significantly impact the effect of exchange rate changes on cash and cash investments in each quarter above. These changes will be reflected in the revised statements of cash flows, in future filings.

        Recently Issued Accounting Pronouncements.    On January 1, 2013, the Company adopted new accounting guidance requiring disclosure of amounts reclassified from accumulated other comprehensive income. The adoption of this new guidance did not have an impact on the Company's financial position or its results of operations.

B. DISCONTINUED OPERATIONS

        The presentation of discontinued operations includes components of the Company that the Company intends to sell, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company.

        In February 2013, the Company determined that Tvilum, its Danish ready-to-assemble cabinet business, was no longer core to its long-term growth strategy and, accordingly, the Company embarked on a plan for disposition. In December 2013, the Company completed the disposition of this business and a related Danish holding company for net proceeds of $17 million.

        During 2011, the Company determined that several businesses in the Installation and Other Services segment were not core to the Company's long-term growth strategy. These businesses provide commercial drywall installation, millwork and framing services. During 2012, the Company disposed all of these businesses for net proceeds of $7 million.

        The Company has accounted for the business units identified in 2013 and 2011 as discontinued operations. Losses from these discontinued operations were included in loss from discontinued operations, net, in the consolidated statements of operations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. DISCONTINUED OPERATIONS (Continued)

        Selected financial information for the discontinued operations during the period owned by the Company, were as follows, in millions:

	2013	2012	2011
Net sales	$265	$321	$389

Operating loss from discontinued operations	$(7)	$(44)	$(58)
Impairment of assets held for sale	(10)	(3)	(130)
Gain (loss) on disposal of discontinued operations, net	3	(6)	(3)

Loss before income tax	(14)	(53)	(191)
Income tax (benefit) expense	(4)	8	(10)

Loss from discontinued operations, net	$(10)	$(61)	$(181)

        Included in impairment of assets held for sale in 2013 is the impairment of fixed assets. During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3). After considering the currency translation gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013.

        In 2013, in conjunction with the transaction to sell the Danish ready-to-assemble cabinet business (included in discontinued operations), the Company also disposed of a non-operating entity in Denmark. This disposition triggered the settlement of loans, which resulted in the recognition of $18 million of currency translation expense, which is included in other income (expense) from continuing operations in the statement of operations.

        Included in the impairment of assets held for sale, net in 2011 is the impairment of indefinite and definite-lived intangible assets of $56 million, the impairment of goodwill of $57 million and the impairment of fixed and other assets of $17 million. Included in the loss on disposal of discontinued operations, net in 2011 is $3 million expense reflecting the adjustment of certain assets related to businesses disposed in prior years.

        The unusual relationship between income tax expense and loss before income tax in 2012 resulted primarily from the increase in the deferred tax liability associated with the abandonment of tax basis in indefinite-lived intangibles due to the disposition of certain discontinued operations.

        The unusual relationship between income taxes and loss before income taxes in 2011 resulted primarily from certain losses providing no current tax benefit.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. DISCONTINUED OPERATIONS (Concluded)

        The following balance sheet items have been classified as held for sale:

	December 31,
	2013	2012
Receivables	$—	$32
Inventories	—	66
Prepaid expenses and other	—	2
Property and equipment, net	—	103

Total assets	$—	$203
Accounts payable	—	31
Accrued liabilities	—	14
Deferred income taxes	—	4

Total liabilities	$—	$49

        In the fourth quarter of 2012, the Company determined that the estimated fair value calculated for Tvilum was lower than the net book value. The Company assessed the long-lived assets associated with this business unit and determined that no impairment was necessary at December 31, 2012.

        Also during 2011, the Company decided to exit a product line in builders' hardware in the Decorative Architectural Products segment with net sales of $1 million and an operating loss of $15 million in 2011 (including $8 million to write-down inventory related to satisfaction of contractual obligations). In the first quarter of 2012, the Company disposed of this product line. This business was included in continuing operations through the date of disposal.

C. ACQUISITIONS

        In the first quarter of 2013, the Company acquired a small U.K. door business in the Other Specialty Products segment. The total net cash purchase price was $4 million in 2013.

        In late 2011, the Company acquired a small manufacturer of hot tubs in the Plumbing Products segment; this business allows the Company to expand its spa offering into additional price point categories. The total net cash purchase price was $10 million in 2011.

        The results of these acquisitions are included in the consolidated financial statements from the respective date of acquisition.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. INVENTORIES

	(In Millions)
	At December 31
	2013	2012
Finished goods	$398	$369
Raw material	268	261
Work in process	99	96

Total	$765	$726

        Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES

        Accounting Policy.    The Company follows accounting guidance that defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements for its financial investments and liabilities. The guidance defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Further, it defines a fair value hierarchy, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

        Financial investments included in other assets were as follows, in millions:

	At December 31
	2013	2012
Auction rate securities	$22	$22

Total recurring investments	22	22
Private equity funds	63	69
Other investments	3	4

Total non-recurring investments	66	73
Total	$88	$95

        The Company's investments in available-for-sale securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both December 31, 2013 and 2012.

        The Company's investments in private equity funds and other private investments are carried at cost. At December 31, 2013, the Company has investments in 14 venture capital funds, with an aggregate carrying value of $15 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2013, the Company also has investments in 15 buyout funds, with an aggregate carrying value of $48 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

        There were no changes in the fair value of Level 3 financial investments for the year ended December 31, 2013 or 2012.

        During 2011, the Company sold 1,974,000 shares of its investment in TriMas common stock for cash of $43 million; at December 31, 2013, 2012 and 2011, the Company did not own any shares of TriMas common stock.

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

        Impairment indicators the Company considers include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; and any bona fide offers to purchase the investment for less than the carrying value. The Company also considers specific adverse conditions related to the financial health of and business outlook for the fund, including industry and sector performance. The significant assumptions utilized in analyzing a fund for potential other-than-temporary impairment include current economic conditions, market analysis for specific funds and performance indicators in the residential and commercial construction, bio-technology, health care and information technology sectors in which the applicable funds' investments operate. Since there is no active trading market for these investments, they are for the most part illiquid. These investments, by their nature, can also have a relatively higher degree of business risk, including financial leverage, than other financial investments. Future changes in market conditions, the future performance of the underlying investments or new information provided by private equity fund managers could affect the recorded values of such investments and the amounts realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

        During 2013, there were no financial investments measured on a non-recurring basis. None of the Company's investments in private equity funds, for which fair value was determined, had unrealized losses in 2013 or 2012.

        During 2012, the Company recognized a $2 million loss related to private equity funds (financial investments measured at fair value on a non-recurring basis) using significant unobservable inputs (Level 3). The remaining private equity investments in 2012 with an aggregate carrying value of $67 million, were not reviewed for impairment, as there were no indicators of impairment or identified events or changes in circumstances that would have a significant adverse effect on the fair value of the investment.

        The Company did not have any transfers between Level 1 and Level 2 financial assets in 2013 or 2012.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Concluded)

        Realized Gains (Losses) and Impairment Charges.    Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2013	2012	2011
Realized gains from marketable securities	$—	$—	$41
Realized gains from private equity funds	11	24	32
Impairment of private equity funds	—	(2)	—

Income from financial investments, net	$11	$22	$73

        The impairment charges related to the Company's financial investments recognized during 2012 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

        The fair value of the Company's short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2013 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2012 was approximately $4.0 billion, compared with the aggregate carrying value of $3.6 billion.

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company is exposed to global market risk as part of its normal daily business activities. To manage these risks, the Company enters into various derivative contracts. These contracts include interest rate swap agreements, foreign currency exchange contracts and contracts intended to hedge the Company's exposure to copper and zinc. The Company reviews its hedging program, derivative positions and overall risk management on a regular basis.

        Interest Rate Swap Agreements.    In March 2012, in connection with the issuance of $400 million of debt, the Company terminated the interest rate swap hedge relationships that it had entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in the Company's consolidated statement of operations in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At December 31, 2013, the balance remaining in accumulated other comprehensive income was $19 million. In 2013, the Company recognized an increase in interest expense of $2 million related to the annual amortization of the March 2012 terminated interest rate swap.

        In 2012, the Company recognized a decrease in interest expense of $6 million, offset by interest expense of $2 million related to the cash flow hedge terminated in March 2012. In 2011, the Company

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

recognized a decrease in interest expense of $10 million related to the amortization of gains resulting from the terminations (in 2008 and 2004) of two fair value interest rate swap agreements.

        Foreign Currency Contracts.    The Company's net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk during 2013, 2012 and 2011, the Company, including certain European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

        Gains (losses) related to foreign currency forward and exchange contracts are recorded in the Company's consolidated statements of operations in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company's exposure is limited to the aggregate foreign currency rate differential with such institutions.

        Metals Contracts.    During 2013, 2012 and 2011, the Company entered into several contracts to manage its exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in the Company's consolidated statements of operations in cost of sales.

        The pre-tax gains (losses) included in the Company's consolidated statements of operations are as follows, in millions:

	Twelve Months Ended December 31,
	2013	2012	2011
Foreign Currency Contracts
Exchange Contracts	$2	$(2)	$3
Forward Contracts	1	—	3
Metals Contracts	(7)	2	(7)

Total gains (losses)	$(4)	$—	$(1)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

        The Company presents its net derivatives due to the right of offset by its counterparties under master netting arrangements in current assets or accrued liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, is as follows, in millions:

	At December 31, 2013
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$53
Current liabilities		$—	$2
Forward Contracts	88
Current liabilities		—	1
Metals Contracts	48
Current liabilities		—	2

Total		$—	$5

	At December 31, 2012
	Notional Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$172
Current liabilities		$—	$5
Forward Contracts	76
Current assets		1	1
Metals Contracts	35
Current liabilities		1	2

Total		$2	$8

        The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. PROPERTY AND EQUIPMENT

	(In Millions)
	At December 31
	2013	2012
Land and improvements	$135	$140
Buildings	809	819
Machinery and equipment	2,046	2,054

	2,990	3,013
Less: Accumulated depreciation	1,738	1,687

Total	$1,252	$1,326

        The Company leases certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of operations totaled approximately $93 million, $94 million and $102 million during 2013, 2012 and 2011, respectively. Future minimum lease payments at December 31, 2013 were approximately as follows: 2014 – $62 million; 2015 – $47 million; 2016 – $32 million; 2017 – $20 million; 2018 – $14 million; and 2019 and beyond – $86 million.

        The Company leases operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. The Company recorded rental expense to such related parties of approximately $6 million in 2013 and $5 million in each of 2012 and 2011, respectively.

        As a result of its business rationalization activities over the last several years, at December 31, 2013 and 2012, the Company was holding several facilities for sale, within the Cabinets and Related Products segment and the Other Specialty Products segment. At December 31, 2013 and 2012, the net book value of those facilities was approximately $6 million and $14 million, respectively, and approximates fair value. Fair value was estimated using a market approach, considering the estimated fair values for the other comparable buildings in the areas where the facilities are located, Level 3 inputs.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for 2013 and 2012, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2013	Accumulated Impairment Losses	Net Goodwill At December 31, 2013
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	550	(340)	210
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249

Total	$3,873	$(1,970)	$1,903

	Gross Goodwill At December 31, 2012	Accumulated Impairment Losses	Net Goodwill At December 31, 2012	Pre-tax Impairment Charge	Additions (A)	Other (B)	Net Goodwill At December 31, 2013
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$—	$181
Plumbing Products	544	(340)	204	—	—	6	210
Installation and Other Services	1,806	(762)	1,044	—	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	—	219
Other Specialty Products	980	(734)	246	—	3	—	249

Total	$3,864	$(1,970)	$1,894	$—	$3	$6	$1,903

	Gross Goodwill At December 31, 2011	Accumulated Impairment Losses	Net Goodwill At December 31, 2011	Pre-tax Impairment Charge	Additions (A)	Other (B)	Net Goodwill At December 31, 2012
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$—	$181
Plumbing Products	541	(340)	201	—	—	3	204
Installation and Other Services	1,806	(762)	1,044	—	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	—	219
Other Specialty Products	980	(734)	246	—	—	—	246

Total	$3,861	$(1,970)	$1,891	$—	$—	$3	$1,894

(A)
Additions include acquisitions.
(B)
Other principally includes the effect of foreign currency translation.

        In the fourth quarters of 2013 and 2012, the Company completed its annual impairment testing of goodwill and other indefinite-lived intangible assets. The impairment test in 2013 and 2012 indicated there was no impairment of goodwill for any of the Company's reporting units.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

        The impairment test in 2011 indicated that goodwill recorded for certain of the Company's reporting units was impaired. The Company recognized the non-cash, pre-tax impairment charges, in continuing operations, for goodwill of $442 million ($286 million, after tax) for 2011. In 2011, the pre-tax impairment charge in the Decorative Architectural Products segment relates to the builders' hardware business and reflects increasing competitive conditions for that business. The pre-tax impairment charge in the Other Specialty Products segment relates to the North American window and door business and reflects the continuing weak level of new home construction activity in the western U.S., the reduced levels of repair and remodel activity and the expectation that recovery in these segments will be modestly slower than anticipated. The Company then assessed the long-lived assets associated with these business units and determined no impairment was necessary at December 31, 2011.

        Other indefinite-lived intangible assets were $133 million and $132 million at December 31, 2013 and 2012, respectively, and principally included registered trademarks. In 2013, the impairment test indicated there was no impairment of other intangible assets for any of the Company's reporting units. In 2012 and 2011, the impairment test indicated that the registered trademark for a North American business unit in the Other Specialty Products segment and the registered trademark for a North American business unit in the Plumbing Products segment (2011 only) were impaired due to changes in the long-term outlook for the business units. The Company recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $42 million ($27 million, after tax) and $8 million ($5 million, after tax) in 2012 and 2011, respectively.

        The carrying value of the Company's definite-lived intangible assets was $16 million (net of accumulated amortization of $62 million) at December 31, 2013 and $19 million at December 31, 2012 (net of accumulated amortization of $57 million) and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 6 years in both 2013 and 2012. Amortization expense related to the definite-lived intangible assets of continuing operations was $5 million in 2013 and $6 million in each of 2012 and 2011.

        At December 31, 2013, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2014 – $5 million; 2015 – $4 million; 2016 – $3 million; 2017 – $1 million; and 2018 – $1 million.

I. OTHER ASSETS

	(In Millions)
	At December 31
	2013	2012
Financial investments (Note E)	$88	$95
In-store displays, net	21	35
Debenture expense	24	25
Notes receivable	2	2
Other	26	27

Total	$161	$184

        In-store displays are amortized using the straight-line method over the expected useful life of three to five years; the Company recognized amortization expense related to in-store displays of $19 million, $21 million and $24 million in 2013, 2012 and 2011, respectively. Cash spent for displays was $5 million, $23 million and $17 million in 2013, 2012 and 2011, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2013	2012
Salaries, wages and commissions	$210	$189
Insurance	166	170
Warranty (Note U)	124	118
Advertising and sales promotion	111	93
Interest	58	63
Employee retirement plans	48	40
Income taxes payable	32	27
Property, payroll and other taxes	28	24
Dividends payable	27	27
Derivative instruments (Note F)	5	6
Plant closures	6	5
Litigation	4	7
Other	55	54

Total	$874	$823

K. DEBT

	(In Millions)
	At December 31
	2013	2012
Notes and debentures:
7.125%, due Aug. 15, 2013	$—	$200
4.8%, due June 15, 2015	500	500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85%, due Mar. 15, 2017	300	300
6.625%, due Apr. 15, 2018	114	114
7.125%, due Mar. 15, 2020	500	500
5.95%, due March 15, 2022	400	400
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Other	17	18

	3,427	3,628
Less: Current portion	6	206

Total long-term debt	$3,421	$3,422

        All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at the Company's option.

        On August 15, 2013, the Company repurchased and retired all of its $200 million, 7.125% Notes on the scheduled retirement date.

        On March 5, 2012, the Company issued $400 million of 5.95% Notes ("the Notes") due March 15, 2022. Including the interest rate swap amortization, the effective interest rate for the Notes is

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Continued)

approximately 6.5%, see Note F. The Notes are senior indebtedness and are redeemable at the Company's option.

        In January 2012, the Company repurchased $46 million of 5.875% Notes due July 15, 2012 in open-market transactions; the Company paid a premium of $1 million for the repurchase. In July 2012, the Company retired all of its $745 million of 5.875% Notes on the scheduled retirement date.

        On March 28, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. Upon entry into the Credit Agreement, the Company's credit agreement dated as of June 21, 2010, as amended, with an aggregate commitment of $1.25 billion, was terminated.

        The Credit Agreement provides for an unsecured revolving credit facility available to the Company and one of its foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. The Company can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit, under the Credit Agreement, reduce the Company's borrowing capacity. At December 31, 2013, the Company had $92 million of outstanding and unused Letters of Credit, reducing the Company's borrowing capacity by such amount.

        Revolving credit loans bear interest under the Credit Agreement, at the Company's option, at (A) a rate per annum equal to the greater of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the "Alternative Base Rate"); plus an applicable margin based upon the then applicable corporate credit ratings of the Company; or (B) LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon the then applicable corporate credit ratings of the Company.

        The Credit Agreement contains financial covenants requiring the Company to maintain (A) a maximum debt to total capitalization ratio, as adjusted for certain items, of 65 percent, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $250 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after January 1, 2012 that would negatively impact shareholders' equity.

        Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at December 31, 2013, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion. Additionally, at December 31, 2013, the Company could absorb a reduction to shareholders' equity of approximately $770 million and remain in compliance with the debt to total capitalization covenant.

        In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company's covenants in the new Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company's representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). At December 31, 2013 and 2012, the Company was in compliance with all covenants and no borrowings have been made under the Credit Agreement.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Concluded)

        At December 31, 2013, the debt maturities during each of the next five years were as follows: 2014 – $6 million; 2015 – $501 million; 2016 – $1,001 million; 2017 – $301 million; and 2018 – $115 million.

        Interest paid was $232 million, $269 million and $254 million in 2013, 2012 and 2011, respectively.

L. STOCK-BASED COMPENSATION

        The Company's 2005 Long Term Stock Incentive Plan (the "2005 Plan") provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2013, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

        Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	2013	2012	2011
Long-term stock awards	$34	$35	$39
Stock options	13	15	21
Phantom stock awards and stock appreciation rights	7	11	1

Total	$54	$61	$61

Income tax benefit (37 percent tax rate – before valuation allowance)	$20	$23	$23

        At December 31, 2013, a total of 9.3 million shares of Company common stock were available under the 2005 Plan for the granting of stock options and other long-term stock incentive awards.

        Long-Term Stock Awards.    Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market. The Company granted 1,743,180 shares of long-term stock awards during 2013.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Continued)

        The Company's long-term stock award activity was as follows, shares in millions:

	2013	2012	2011
Unvested stock award shares at January 1	8	10	10
Weighted average grant date fair value	$16	$17	$19
Stock award shares granted	2	1	2
Weighted average grant date fair value	$20	$12	$13
Stock award shares vested	2	2	2
Weighted average grant date fair value	$17	$18	$20
Stock award shares forfeited	—	1	—
Weighted average grant date fair value	$16	$17	$18
Unvested stock award shares at December 31	8	8	10
Weighted average grant date fair value	$17	$16	$17

        At December 31, 2013, 2012 and 2011, there was $69 million, $72 million and $107 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years for 2013, four years for 2012 and four years for 2011.

        The total market value (at the vesting date) of stock award shares which vested during 2013, 2012 and 2011 was $38 million, $27 million and $28 million, respectively.

        Stock Options.    Stock options are granted to key employees of the Company. The exercise price equals the market price of the Company's common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

        The Company granted 899,000 of stock option shares during 2013 with a grant date exercise price approximating $20 per share. During 2013, 3.8 million stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Continued)

        The Company's stock option activity was as follows, shares in millions:

	2013	2012	2011
Option shares outstanding, January 1	30	36	37
Weighted average exercise price	$21	$21	$21
Option shares granted	1	1	2
Weighted average exercise price	$20	$12	$13
Option shares exercised	3	1	—
Aggregate intrinsic value on date of exercise (A)	$23 million	$5 million	$1 million
Weighted average exercise price	$12	$10	$8
Option shares forfeited	4	6	3
Weighted average exercise price	$26	$19	$22
Option shares outstanding, December 31	24	30	36
Weighted average exercise price	$22	$21	$21
Weighted average remaining option term (in years)	4	5	5
Option shares vested and expected to vest, December 31	24	30	36
Weighted average exercise price	$22	$21	$21
Aggregate intrinsic value (A)	$109 million	$55 million	$12 million
Weighted average remaining option term (in years)	4	5	5
Option shares exercisable (vested), December 31	20	23	24
Weighted average exercise price	$24	$24	$25
Aggregate intrinsic value (A)	$62 million	$22 million	$4 million
Weighted average remaining option term (in years)	3	4	4

(A)
Aggregate intrinsic value is calculated using the Company's stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

        At December 31, 2013, 2012 and 2011, there was $9 million, $15 million and $33 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years in 2013, two years in 2012 and three years in 2011.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Continued)

        The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2013	2012	2011
Weighted average grant date fair value	$8.35	$4.44	$5.07
Risk-free interest rate	1.22%	1.09%	2.69%
Dividend yield	1.47%	2.57%	2.35%
Volatility factor	49.07%	50.97%	49.03%
Expected option life	6 years	6 years	6 years

        The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2013, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8 - 21	13	6 Years	$14	8	$15
$26 - 28	3	2 Years	$27	3	$27
$29 - 31	8	2 Years	$30	9	$30
$33 - 36	—	2 Years	$34	—	$34

$8 - 36	24	4 Years	$22	20	$24

        Phantom Stock Awards and Stock Appreciation Rights ("SARs").    The Company grants phantom stock awards and SARs to certain non-U.S. employees.

        Phantom stock awards are linked to the value of the Company's common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. The Company accounts for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of the Company's common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. The Company recognized expense of $5 million, $7 million and $2 million related to the valuation of phantom stock awards for 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, the Company granted 165,180 shares, 162,310 shares and 349,550 shares, respectively, of phantom stock awards with an aggregate fair value of $3 million, $2 million and $4 million, respectively, and paid $4 million, $3 million and $2 million of cash in 2013, 2012 and 2011, respectively, to settle phantom stock awards.

        SARs are linked to the value of the Company's common stock on the date of grant and are settled in cash upon exercise. The Company accounts for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. The Company recognized expense (income) of $2 million, $4 million and $(1) million related to the valuation of SARs for 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, the Company did not grant any SARs.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Concluded)

        Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2013	2012	2013	2012
Accrued compensation cost liability	$14	$11	$8	$6
Unrecognized compensation cost	$4	$5	$—	$1
Equivalent common shares	1	1	2	2

M. EMPLOYEE RETIREMENT PLANS

        The Company sponsors qualified defined-benefit and defined-contribution retirement plans for most of its employees. In addition to the Company's qualified defined-benefit pension plans, the Company has unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors. Aggregate charges to earnings under the Company's defined-benefit and defined-contribution retirement plans were $31 million and $54 million in 2013, $36 million and $43 million in 2012 and $34 million and $31 million in 2011, respectively.

        In addition, the Company participates in 20 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant. The aggregate expense recognized through contributions by the Company to these plans was approximately $4 million, $4 million and $3 million in 2013, 2012 and 2011, respectively.

        In March 2009, based on management's recommendation, the Board of Directors approved a plan to freeze all future benefit accruals under substantially all of the Company's domestic qualified and non-qualified defined-benefit pension plans. The freeze was effective January 1, 2010.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        Changes in the projected benefit obligation and fair value of plan assets, and the funded status of the Company's defined-benefit pension plans were as follows, in millions:

	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$1,056	$181	$943	$174
Service cost	3	—	2	—
Interest cost	40	6	42	7
Actuarial (gain) loss, net	(81)	(13)	100	11
Foreign currency exchange	7	—	9	—
Benefit payments	(42)	(11)	(40)	(11)

Projected benefit obligation at December 31	$983	$163	$1,056	$181

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$594	$—	$504	$—
Actual return on plan assets	65	—	75	—
Foreign currency exchange	2	—	4	—
Company contributions	44	11	55	11
Expenses, other	(4)	—	(4)	—
Benefit payments	(42)	(11)	(40)	(11)

Fair value of plan assets at December 31	$659	$—	$594	$—

Funded status at December 31:	$(324)	$(163)	$(462)	$(181)

        Amounts in the Company's consolidated balance sheets were as follows, in millions:

	At December 31, 2013		At December 31, 2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Accrued liabilities	$(3)	$(12)	$(3)	$(12)
Deferred income taxes and other	(321)	(151)	(459)	(169)

Total net liability	$(324)	$(163)	$(462)	$(181)

        Unrealized loss included in accumulated other comprehensive income before income taxes were as follows, in millions:

	At December 31, 2013		At December 31, 2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$344	$38	$467	$53
Net transition obligation	1	—	1	—
Net prior service cost	2	—	2	—

Total	$347	$38	$470	$53

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$983	$163	$1,056	$181
Accumulated benefit obligation	$982	$163	$1,054	$181
Fair value of plan assets	$659	$—	$594	$—

        The projected benefit obligation was in excess of plan assets for all of the Company's qualified defined-benefit pension plans at December 31, 2013 and 2012.

        Net periodic pension cost for the Company's defined-benefit pension plans was as follows, in millions:

	2013		2012		2011
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$2	$—	$2	$—
Interest cost	44	6	46	7	47	8
Expected return on plan assets	(40)	—	(35)	—	(36)	—
Recognized prior service cost	—	—	—	—	—	—
Recognized net loss	16	2	14	2	10	1

Net periodic pension cost	$23	$8	$27	$9	$23	$9

        The Company expects to recognize $13 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2014 related to its defined-benefit pension plans.

        Plan Assets.    The Company's qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31
	2013	2012
Equity securities	47%	44%
Debt securities	35%	41%
Other	18%	15%

Total	100%	100%

        Plan assets included 600,000 shares of Company common stock valued at $10 million at December 31, 2012. The shares of Company common stock were sold in 2013.

        The Company's qualified defined-benefit pension plans have adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. Accounting guidance defines fair value as "the price that would be received to sell

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."

        Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2013.

        Common and Preferred Stocks: Valued at the closing price on the active market on which the individual securities are traded, or based on the active market for similar securities.

        Private Equity and Hedge Funds: Valued based on an estimated fair value using either a market approach or an income approach, each of which requires a significant degree of judgment. There is no active trading market for these investments and they are for the most part illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input.

        Corporate Debt Securities: Valued based on the active market for similar securities or on estimated fair value.

        Government and Other Debt Securities: Valued based on either the closing price reported on the active market on which the individual securities are traded, the market for similar securities or estimated fair value based on a model for similar securities.

        Common Collective Trust Fund: Valued based on a unit value basis, which approximates fair value as of December 31, 2013 and 2012, respectively. Such basis is determined by reference to the respective fund's underlying assets, which are primarily marketable equity and fixed income securities. There are no unfunded commitments or other restrictions associated with this fund.

        Short-Term and Other Investments: Valued based on a net asset value (NAV) which approximates fair value at December 31, 2013 and 2012, respectively. Such basis is determined by referencing the respective fund's underlying assets.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        The following table sets forth by level, within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2013 and 2012, in millions.

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Common and Preferred Stocks:
United States	$143	$107	$—	$250
International	46	16	—	62
Private Equity and Hedge Funds
United States	—	—	52	52
International	—	—	24	24
Corporate Debt Securities:
United States	15	25	—	40
International	—	61	—	61
Government and Other Debt Securities:
United States	79	1	—	80
International	23	27	—	50
Common Collective Trust Fund – United States	—	3	—	3
Short-Term and Other Investments
United States	2	2	—	4
International	10	6	17	33

Total Assets at Fair Value	$318	$248	$93	$659

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Common and Preferred Stocks:
United States	$127	$61	$—	$188
International	61	10	—	71
Private Equity and Hedge Funds
United States	—	—	52	52
International	—	—	11	11
Corporate Debt Securities:
United States	—	25	—	25
International	—	73	—	73
Government and Other Debt Securities:
United States	51	42	—	93
International	24	29	—	53
Common Collective Trust Fund – United States	—	12	—	12
Short-Term and Other Investments
United States	1	—	—	1
International	—	—	15	15

Total Assets at Fair Value	$264	$252	$78	$594

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        Changes in the fair value of the qualified defined-benefit pension plan level 3 assets, were as follows, in millions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Fair Value, January 1	$78	$72
Purchases	25	9
Sales	(14)	(8)
Transfers from Level 2 to Level 3	—	—
Unrealized gains (losses)	4	5

Fair Value, December 31	$93	$78

        Assumptions.    Major assumptions used in accounting for the Company's defined-benefit pension plans were as follows:

	December 31
	2013	2012	2011
Discount rate for obligations	4.40%	3.80%	4.40%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	3.80%	4.40%	5.30%

        The discount rate for obligations for 2013 and 2012 was based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2013 and 2012 Towers Watson Rate Link Curve. At December 31, 2013, such rates for the Company's defined-benefit pension plans ranged from 1.75 percent to 4.80 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.20 percent or higher. At December 31, 2012, such rates for the Company's defined-benefit pension plans ranged from 1.75 percent to 4.50 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.40 percent or higher. The increase in the weighted average discount rate over the last year is principally the result of increasing long-term interest rates in the bond markets. The weighted average discount rates were also affected by the freezing of all future benefit accruals for substantially all of the Company's domestic qualified and non-qualified defined-benefit plans, which shortened the period of future payments.

        For 2013 and 2012, the Company determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at both December 31, 2013 and 2012 also considered near term returns, including current market conditions and also that pension assets are long-term in nature. The actual annual rate of return on the Company's pension plan assets was 5.9 percent and 6.9 percent for the 10-year periods ended December 31, 2013 and 2012, respectively. Although these rates of return are less than the Company's current expected long-term rate of return on plan assets, the Company notes that the 10-year period ended December 31, 2012 includes one significant decline in the equity markets. In 2013, actual annual rate of return on the Company's pension plan assets was 13.6 percent. Accordingly, the Company believes a 7.25 percent expected long-term rate of return is reasonable.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        The investment objectives seek to minimize the volatility of the value of the Company's plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2013, the Company achieved its targeted asset allocation: 38 percent equities, 22 percent fixed-income, 20 percent global assets (combination of equity and fixed-income) and 20 percent alternative investments (such as private equity, commodities and hedge funds). The asset allocation of the investment portfolio was developed with the objective of achieving the Company's expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 7.25 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets. This portfolio is expected to yield a long-term rate of return of 7.25 percent.

        The fair value of the Company's plan assets is subject to risk including significant concentrations of risk in the Company's plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed-income investments which more closely match pension liabilities. Within equity, risk is mitigated by targeting a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.

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

        Other.    The Company sponsors certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $10 million and $12 million at December 31, 2013 and 2012, respectively.

        Cash Flows.    At December 31, 2013, the Company expected to contribute approximately $45 million to its qualified defined-benefit pension plans to meet ERISA requirements in 2014. The Company also expected to pay benefits of $7 million and $12 million to participants of its foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2014.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Concluded)

        At December 31, 2013, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to the Company's defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2014	$45	$12
2015	$47	$12
2016	$48	$12
2017	$49	$12
2018	$50	$12
2019 - 2023	$273	$59

N. SHAREHOLDERS' EQUITY

        In July 2007, the Company's Board of Directors authorized the repurchase for retirement of up to 50 million shares of the Company's common stock in open-market transactions or otherwise. The Company had remaining authorization to repurchase up to 22.6 million shares and 24.3 million shares at December 31, 2013 and 2012, respectively.

        During 2013, the Company repurchased and retired 1.7 million shares of Company common stock for cash aggregating $35 million, to offset the dilutive impact of the 2013 grant of 1.7 million shares of long-term stock awards. During 2012, the Company repurchased and retired one million shares of Company common stock, for cash aggregating $8 million to offset the dilutive impact of the 2012 grant of one million shares of long-term stock awards. The Company repurchased and retired two million common shares in 2011 for cash aggregating $30 million.

        On the basis of amounts paid (declared), cash dividends per common share were $.30 ($.30) in each of 2013, 2012 and 2011.

        Accumulated Other Comprehensive Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31
	2013	2012
Cumulative translation adjustments	$418	$501
Unrealized loss on marketable securities, net	(12)	(12)
Unrealized loss on interest rate swaps	(19)	(21)
Unrecognized prior service cost and net loss, net	(272)	(409)

Accumulated other comprehensive income	$115	$59

        The unrealized loss on marketable securities, net, is reported net of income tax expense of $14 million at both December 31, 2013 and 2012. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $105 million and $107 million at December 31, 2013 and 2012.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. RECLASSIFICATIONS FROM OTHER COMPREHENSIVE INCOME

        The reclassifications from accumulated other comprehensive income to the income statement were as follows, in millions:

	Amount Reclassified
	Twelve Months Ended December 31,
Accumulated Other Comprehensive Income	2013	2012	2011	Income Statement Line Item
Amortization of defined benefit pension:
Actuarial losses, net	$18	$16	$11	Selling, General & Administrative Expense
	2	(9)	5	Tax expense (benefit)

	$20	$7	$16	Net of tax

Interest rate swaps	$2	$2	$—	Interest expense
	—	—	—	Tax expense

	$2	$2	$—	Net of tax

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SEGMENT INFORMATION

        The Company's reportable segments are as follows:

        Cabinets and Related Products –  principally includes assembled kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

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

        The Company's segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by the Company's corporate operating executives in determining resource allocation and assessing performance, and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company primarily evaluates performance based upon operating profit (loss) and, other than general corporate expense, allocates specific corporate overhead to each segment. The evaluation of segment operating profit (loss) also excludes the charge for litigation settlements, net, and the gain on sale of fixed assets, net.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SEGMENT INFORMATION (Continued)

        Information about the Company by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)(5)			Operating Profit (Loss) (5)(6)			Assets at December 31 (9)(10)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
The Company's operations by segment were:
Cabinets and Related Products	$1,014	$939	$934	$(10)	$(89)	$(126)	$659	$700	$792
Plumbing Products	3,183	2,955	2,913	394	307	322	2,040	2,012	1,959
Installation and Other Services	1,412	1,209	1,077	37	(19)	(79)	1,465	1,444	1,427
Decorative Architectural Products	1,927	1,818	1,670	351	329	196	812	799	770
Other Specialty Products	637	574	576	35	(31)	(401)	693	704	768

Total	$8,173	$7,495	$7,170	$807	$497	$(88)	$5,669	$5,659	$5,716

The Company's operations by geographic area were:
North America	$6,634	$6,046	$5,669	$649	$360	$(259)	$4,295	$4,363	$4,441
International, principally Europe	1,539	1,449	1,501	158	137	171	1,374	1,296	1,275

Total, as above	$8,173	$7,495	$7,170	807	497	(88)	5,669	5,659	5,716

General corporate expense, net (7)				(134)	(126)	(118)
Charge for litigation settlements, net (8)				—	(77)	(9)
Gain from sales of fixed assets, net				—	8	—

Operating profit (loss), as reported				673	302	(215)
Other income (expense), net				(239)	(229)	(177)

Income (loss) from continuing operations before income taxes				$434	$73	$(392)

Corporate assets							1,264	1,013	1,339
Assets held for sale							—	203	242

Total assets							$6,933	$6,875	$7,297

				Depreciation and Amortization (5)
	Property Additions (5)			2013	2012	2011
	2013	2012	2011
The Company's operations by segment were:
Cabinets and Related Products	$9	$15	$14	$42	$57	$66
Plumbing Products	71	67	85	65	69	68
Installation and Other Services	14	11	9	27	30	32
Decorative Architectural Products	16	11	8	17	15	15
Other Specialty Products	10	11	17	22	21	48

	120	115	133	173	192	229
Unallocated amounts, principally related to corporate assets	4	2	6	11	11	16

Total	$124	$117	$139	$184	$203	$245

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SEGMENT INFORMATION (Concluded)

(1)
Included in net sales were export sales from the U.S. of $227 million, $229 million and $241 million in 2013, 2012 and 2011, respectively.

(2)
Excluded from net sales were intra-company sales between segments of approximately two percent of net sales in each of 2013, 2012 and 2011.

(3)
Included in net sales were sales to one customer of $2,280 million, $2,143 million and $1,984 million in 2013, 2012 and 2011, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)
Net sales from the Company's operations in the U.S. were $6,359 million, $5,793 million and $5,394 million in 2013, 2012 and 2011, respectively.

(5)
Net sales, operating (loss) profit, property additions and depreciation and amortization expense for 2013, 2012 and 2011 excluded the results of businesses reported as discontinued operations in 2013, 2012 and 2011.

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

(7)
General corporate expense, net included those expenses not specifically attributable to the Company's segments.

(8)
The charge for litigation settlement, net in 2012 primarily relates to a business in the Installation and Other Services segment and in 2011 relates to business units in the Cabinets and Related Products and the Other Specialty Products segments.

(9)
Long-lived assets of the Company's operations in the U.S. and Europe were $2,685 million and $481 million, $2,792 million and $467 million, and $2,962 million and $455 million at December 31, 2013, 2012 and 2011, respectively.

(10)
Segment assets for 2012 and 2011 excluded the assets of businesses reported as discontinued operations in the respective years.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q. SEVERANCE COSTS

        As part of the Company's continuing review of its operations, actions were taken during 2013, 2012 and 2011 to respond to market conditions. The Company recorded charges related to severance and early retirement programs of $20 million, $35 million and $15 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses and were paid when incurred.

R. OTHER INCOME (EXPENSE), NET

        Other, net, which is included in other income (expense), net, was as follows, in millions:

	2013	2012	2011
Income from cash and cash investments	$3	$6	$8
Other interest income	2	1	1
Income from financial investments, net (Note E)	11	22	73
Other items, net	(20)	(4)	(5)

Total other, net	$(4)	$25	$77

        In 2013, in conjunction with the transaction to sell the Danish ready-to-assemble cabinet business (included in discontinued operations), the Company also disposed of a related Danish holding company. This disposition triggered the settlement of loans, which resulted in the recognition of $18 million of currency translation expense, which is included in other income (expense) from continuing operations in the statement of operations.

        Other items, net, included realized foreign currency transaction losses of $18 million (discussed above), $2 million and $5 million in 2013, 2012 and 2011, respectively, as well as other miscellaneous items.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES

		(In Millions)
	2013	2012	2011
Income (loss) from continuing operations before income taxes:
U.S.	$279	$(84)	$(575)
Foreign	155	157	183

	$434	$73	$(392)

Income tax expense (benefit) on income (loss) from continuing operations:
Currently payable:
U.S. Federal	$3	$—	$—
State and local	4	(2)	(1)
Foreign	58	51	63
Deferred:
U.S. Federal	41	31	(103)
State and local	7	7	—
Foreign	(2)	4	1

	$111	$91	$(40)

Deferred tax assets at December 31:
Receivables	$12	$14
Inventories	23	24
Other assets, principally stock-based compensation	103	118
Accrued liabilities	157	156
Long-term liabilities	195	253
Net operating loss carryforward	317	400
Tax credit carryforward	38	25

	845	990
Valuation allowance	(670)	(787)

	175	203

Deferred tax liabilities at December 31:
Property and equipment	148	180
Intangibles	342	286
Investment in foreign subsidiaries	5	8
Other	4	9

	499	483

Net deferred tax liability at December 31	$324	$280

        At December 31, 2013 and 2012, the net deferred tax liability consisted of net short-term deferred tax assets included in prepaid expenses and other of $73 million and $41 million, respectively, and net long-term deferred tax liabilities included in deferred income taxes and other of $397 million and $321 million, respectively.

        The current portion of the state and local income tax includes an $8 million, $14 million and $10 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES (Continued)

the expiration of applicable statutes of limitations and favorable settlements on state audits in 2013, 2012 and 2011, respectively. The deferred portion of the state and local taxes includes a $13 million, $26 million and $31 million non-cash charge to income tax expense resulting from a change in the valuation allowance against state and local deferred tax assets in 2013, 2012 and 2011, respectively.

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

        If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company's three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.

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

        Although the recent strengthening in new home construction activity has resulted in profitability in the Company's U.S. operations in 2013, we continue to record a full valuation allowance against the U.S. Federal deferred tax assets as the Company remained in a three-year cumulative loss position throughout 2013.

        It is reasonably possible that the continued improvements in our U.S. operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance, up to approximately $550 million, as early as the second half of 2014. Until such time, the profits from our U.S. operations will be offset by the net operating loss carryforward resulting in a lower U.S. effective tax rate.

        The $175 million and $203 million of deferred tax assets at December 31, 2013 and 2012, respectively, for which there is no valuation allowance recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES (Continued)

        Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2013 $345 million will expire between 2020 and 2033 and $10 million is unlimited. Of the deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2012 $411 million will expire between 2020 and 2032 and $14 million is unlimited.

        The tax benefit from certain stock-based compensation is not recognized as a deferred tax asset until the tax deduction reduces cash taxes. Accordingly, as of December 31, 2013, the Company has not recorded a $53 million deferred tax asset on additional net operating losses that, when realized, will be recorded to paid-in capital.

        A tax provision has not been provided at December 31, 2013 for U.S. income taxes or additional foreign withholding taxes on approximately $10 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

        A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income (loss) from continuing operations was as follows:

	2013	2012	2011
U.S. Federal statutory tax rate – expense (benefit)	35%	35%	(35)%
State and local taxes, net of U.S. Federal tax benefit	2	4	—
Lower taxes on foreign earnings	—	(9)	—
U.S. and foreign taxes on distributed and undistributed foreign earnings	—	1	—
Goodwill and other intangible assets impairment charges providing no tax benefit	—	2	3
U.S. Federal valuation allowance	(11)	89	24
Other, net	—	3	(2)

Effective tax rate – expense (benefit)	26%	125%	(10)%

        Income taxes paid were $77 million, $57 million and $43 million in 2013, 2012 and 2011, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES (Concluded)

        A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows:

	(In millions)
	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2012	$61	$20	$81
Current year tax positions:
Additions	6		6
Prior year tax positions:
Reductions	(4)		(4)
Settlements with tax authorities	—		—
Lapse of applicable statute of limitations	(12)		(12)
Interest and penalties recognized in income tax expense	—	(3)	(3)

Balance at December 31, 2012	$51	$17	$68

Current year tax positions:
Additions	$9		$9
Prior year tax positions:
Additions	1		1
Reductions	(2)		(2)
Settlements with tax authorities	(1)		(1)
Lapse of applicable statute of limitations	(12)		(12)
Interest and penalties recognized in income tax expense		$(4)	(4)

Balance at December 31, 2013	$46	$13	$59

        If recognized, $31 million and $34 million of the liability for uncertain tax positions at December 31, 2013 and 2012, respectively, net of any U.S. Federal tax benefit, would impact the Company's effective tax rate.

        At December 31, 2013 and 2012, $65 and $74 million of the total liability for uncertain tax positions, including related interest and penalties, is recorded in deferred income taxes and other, $ – and $1 million is recorded in accrued liabilities and $6 and $7 million is recorded in other assets, respectively.

        The Company files income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. The Company continues to participate in the Compliance Assurance Program ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with the Company, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides the Company with greater certainty about its tax liability for a given year within months, rather than years, of filing its annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of the Company's consolidated U.S. Federal tax returns through 2012. With few exceptions, the Company is no longer subject to state or foreign income tax examinations on filed returns for years before 2005.

        As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, the Company anticipates that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $1 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. EARNINGS PER COMMON SHARE

        Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2013	2012	2011
Numerator (basic and diluted):
Income (loss) from continuing operations	$282	$(53)	$(394)
Less: Allocation to unvested restricted stock awards	6	2	3

Income (loss) from continuing operations attributable to common shareholders	276	(55)	(397)

Loss from discontinued operations, net	(10)	(61)	(181)
Allocation to unvested restricted stock awards	—	—	—

Loss from discontinued operations attributable to common shareholders	(10)	(61)	(181)

Net income (loss) available to common shareholders	$266	$(116)	$(578)

Denominator:
Basic common shares (based upon weighted average)	350	349	348
Add:
Contingent common shares	—	—	—
Stock option dilution	2	—	—

Diluted common shares	352	349	348

        The Company follows accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The Company has granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of the Company's basic earnings per common share, using the "two-class method." The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2013, 2012 and 2011, the Company allocated dividends and undistributed earnings (only in 2013) to the unvested restricted stock awards (participating securities).

        Additionally, 12 million common shares, 30 million common shares and 36 million common shares for 2013, 2012 and 2011, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

        Common shares outstanding included on the Company's balance sheet and for the calculation of earnings per common share do not include unvested stock awards (8 million shares and 8 million common shares at December 31, 2013 and 2012, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U. OTHER COMMITMENTS AND CONTINGENCIES

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

        Changes in the Company's warranty liability were as follows, in millions:

	2013	2012
Balance at January 1	$118	$102
Accruals for warranties issued during the year	42	42
Accruals related to pre-existing warranties	6	16
Settlements made (in cash or kind) during the year	(42)	(38)
Other, net (including currency translation)	—	(4)

Balance at December 31	$124	$118

        Investments.    With respect to the Company's investments in private equity funds, the Company had, at December 31, 2013, commitments to contribute up to $14 million of additional capital to such funds representing the Company's aggregate capital commitment to such funds less capital contributions made to date. The Company is contractually obligated to make additional capital contributions to certain of its private equity funds upon receipt of a capital call from the private equity fund. The Company has no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of the Company's investment in the private equity fund when paid.

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

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

V. INTERIM FINANCIAL INFORMATION (UNAUDITED)

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2013
Net sales	$8,173	$1,998	$2,150	$2,149	$1,876
Gross profit	$2,255	$531	$607	$609	$508
Income from continuing operations	$282	$39	$105	$82	$56
Net income	$272	$45	$103	$77	$47
Earnings per common share:
Basic:
Income from continuing operations	$.79	$.11	$.29	$.23	$.16
Net income	$.76	$.13	$.29	$.22	$.13
Diluted:
Income from continuing operations	$.78	$.11	$.29	$.23	$.16
Net income	$.76	$.12	$.29	$.21	$.13
2012
Net sales	$7,495	$1,831	$1,913	$1,945	$1,806
Gross profit	$1,956	$451	$500	$521	$484
(Loss) income from continuing operations	$(53)	$(70)	$26	$(51)	$42
Net (loss) income	$(114)	$(87)	$15	$(75)	$33
(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(.16)	$(.20)	$.07	$(.15)	$.12
Net (loss) income	$(.33)	$(.25)	$.04	$(.22)	$.09
Diluted:
(Loss) income from continuing operations	$(.16)	$(.20)	$.07	$(.15)	$.12
Net (loss) income	$(.33)	$(.25)	$.04	$(.22)	$.09

        Earnings (loss) per common share amounts for the four quarters of 2013 and 2012 may not total to the earnings per common share amounts for the years ended December 31, 2013 and 2012 due to the allocation of income to unvested stock awards.

        2013 income (loss) from continuing operations and net income (loss) include after-tax gains from financial investments of $2 million, ($3 million pre-tax), $3 million ($5 million pre-tax) and $2 million ($3 million pre-tax) in the first, second and fourth quarters, respectively.

        Fourth quarter 2012 loss from continuing operations and net loss include non-cash impairment charges for other intangible assets of $27 million after tax ($42 million pre-tax). Income (loss) from continuing operations and net (loss) income include after-tax gains from financial investments of $10 million ($16 million pre-tax), $1 million ($2 million pre-tax) and $3 million ($4 million pre-tax) in the first, third and fourth quarters, respectively. Income (loss) from continuing operations and net (loss) income include after-tax charge (income) from litigation settlements of $(1) million ($(2) million pre-tax), $75 million ($75 million pre-tax), $ – – million ($1 million pre-tax) and $2 million ($3 million pre-tax) in the first, second, third and fourth quarters, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

a.
Evaluation of Disclosure Controls and Procedures.

  The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2013. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

b.
Management's Report on Internal Control over Financial Reporting.

  Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in this Report under Item 8. Financial Statements and Supplementary Data, under the heading, "Management's Report on Internal Control over Financial Reporting" and is incorporated herein by reference. The report of our independent registered public accounting firm is also included under Item 8, under the heading, "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

c.
Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's "internal control over financial reporting" that occurred during the quarter ended December 31, 2013, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Our Code of Business Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Other information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2014, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2014, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        We grant equity under our 2005 Long Term Stock Incentive Plan (the "2005 Plan"). The following table sets forth information as of December 31, 2013 concerning the 2005 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	24,691,784	$21.52	9,257,457

        The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2014, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2014, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed on or before April 30, 2014, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

    a.    Listing of Documents.

  (1)
  Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, consist of the following:

  (2)
  Financial Statement Schedule.

  a.
  Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2013, 2012 and 2011, consists of the following:

               II.  Valuation and Qualifying Accounts

  (3)
  Exhibits.

    See separate Exhibit Index beginning on page 94.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION
By:	/s/ JOHN G. SZNEWAJS John G. Sznewajs
Vice President, Treasurer and Chief Financial Officer

February 14, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ TIMOTHY WADHAMS Timothy Wadhams	President, Chief Executive Officer and Director
Principal Financial Officer:
/s/ JOHN G. SZNEWAJS John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer
Principal Accounting Officer:
/s/ JOHN P. LINDOW John P. Lindow	Vice President – Controller
/s/ VERNE G. ISTOCK Verne G. Istock	Chairman of the Board
/s/ DENNIS W. ARCHER Dennis W. Archer	Director
/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 14, 2014
/s/ RICHARD A. MANOOGIAN Richard A. Manoogian	Chairman Emeritus
/s/ CHRISTOPHER A. O'HERLIHY Christopher A. O'Herlihy	Director
/s/ DONALD R. PARFET Donald R. Parfet	Director
/s/ LISA A. PAYNE Lisa A. Payne	Director
/s/ JOHN C. PLANT John C. Plant	Director
/s/ MARY ANN VAN LOKEREN Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2013, 2012 and 2011

	(In Millions)
Column A	Column B	Column C				Column D			Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts			Deductions			Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2013	$31	$8	$—			$(12)	(a	)	$27

2012	$29	$13	$—			$(11)	(a	)	$31

2011	$34	$12	$—			$(17)	(a	)	$29

Valuation Allowance on deferred tax assets:
2013	$787	$(30)	$(87)	(b	)	$—			$670

2012	$688	$113	$(14)	(b	)	$—			$787

2011	$462	$178	$48	(b	)	$—			$688

(a)
Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)
Valuation allowance on deferred tax assets recorded primarily in other comprehensive income and paid in capital.

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.						Filed Herewith
	Exhibit Description		Form	Exhibit	Filing Date
3.i	Restated Certificate of Incorporation of Masco Corporation and amendments thereto.		2010 10-K	3.i	02/18/2011
3.ii	Bylaws of Masco Corporation, as Amended and Restated May 8, 2012.		8-K	3.ii	05/10/2012
4.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Directors' resolutions establishing Masco Corporation's:		2011 10-K	4.a.i	02/21/2012
	(i)	6.625% Debentures Due April 15, 2018; and				X
	(ii)	7 3/4% Debentures Due August 1, 2029.	2009 10-K	4.a.i(iii)	02/16/2010
4.a.ii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.		2009 10-K	4.a.iii	02/16/2010
4.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors' Resolutions establishing Masco Corporation's:		2011 10-K	4.b.i	02/21/2012
	(i)	6 1/2% Notes Due August 15, 2032;	2012 10-K	4.b.i(i)	02/15/2013
	(ii)	4.80% Notes Due June 15, 2015;	2010 10-K	4.b.i(iii)	02/18/2011
	(iii)	6.125% Notes Due October 3, 2016;	2011 10-K	4.b.i(iv)	02/21/2012
	(iv)	5.85% Notes Due 2017;	2011 10-K	4.b.i(v)	02/21/2012
	(v)	7.125% Notes Due 2020; and	2010 10-K	4.b.i(vi)	02/18/2011
	(vi)	5.95% Notes Due 2022.	10-Q	4.b	05/02/2012
4.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Corporation N.A., as Trustee.		2011 10-K	4.b.ii	02/21/2012
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

Incorporated By Reference
Exhibit No.							Filed Herewith
	Exhibit Description			Form	Exhibit	Filing Date
10.a	Credit Agreement dated as of March 28, 2013 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities, Inc., PNC Bank, National Association, and SunTrust Bank as Co-Documentation Agents.			8-K	10	04/03/2013
Note 2:	Exhibits 10.b through 10.k constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b.i	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006):			2011 10-K	10.a	02/21/2012
	(i)	Forms of Restricted Stock Award Agreement:
		(A)	for awards prior to January 1, 2005, including supplemental letter; and	2009 10-K	10.a(i)(A)	02/16/2010
		(B)	for awards on and after January 1, 2005;	2009 10-K	10.a(i)(B)	02/16/2010
	(ii)	Form of Restoration Stock Option;		2009 10-K	10.a(ii)	02/16/2010
	(iii)	Form of Stock Option Grant;		2009 10-K	10.a(iii)	02/16/2010
	(iv)	Form of Stock Option Grant for Non-Employee Directors; and		2009 10-K	10.a(iv)	02/16/2010
	(v)	Form of Amendment to Award Agreements.		2010 10-K	10.a(v)	02/18/2011
10.b.ii	Masco Corporation 2004 Restricted Stock Award Program (under the 1991 Long Term Stock Incentive Plan).			2009 10-K	10.f	02/16/2010
10.c.i	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):			2010 10-K	10.b.i	02/18/2011
	(i)	Form of Restricted Stock Award Agreements:
		(A)	for awards on or after January 1, 2013;	2013 10-K	10.b.i(i)(A)	02/15/2013
		(B)	for awards during 2012;	2013 10-K	10.b.i(i)(B)	02/15/2013
		(C)	for awards prior to 2012;	2010 10-K	10.b.i(i)	02/18/2011
	(ii)	Form of Stock Option Grant Agreements:
		(A)	for grants on or after January 1, 2013;	2013 10-K	10.b.i(ii)(A)	02/15/2013
		(B)	for grants during 2012	2013 10-K	10.b.i(ii)(B)	02/15/2013
		(C)	for grants prior to 2012;	2010 10-K	10.b.i(ii)	02/18/2011
	(iii)	Form of Restoration Stock Option; and		2010 10-K	10.b.i(iii)	02/18/2011
	(iv)	Form of Stock Option Grant for Non-Employee Directors.		2010 10-K	10.b.i(iv)	02/18/2011
10.c.ii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended July 2012):			2013 10-K	10.b.ii	02/15/2013
	(i)	Form of Restricted Stock Awards.		2013 10-K	10.b.ii(i)	02/15/2013

Incorporated By Reference
Exhibit No.					Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.c.iii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended October 2010):	10-Q	10	10/28/2010
	(i) Form of Restricted Stock Award for awards 2010 through 2012.	2013 10-K	10.b.iii(i)	02/15/2013
10.c.iv	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (for awards prior to 2010):	2013 10-K	10.b.iv	02/15/2013
	(i) Form of Restricted Stock Award Agreement; and	2013 10-K	10.b.iv(i)	02/15/2013
	(ii) Form of Stock Option Grant Agreement.	2013 10-K	10.b.iv(ii)	02/15/2013
10.d.i	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto:
	(i) Richard A. Manoogian;	2010 10-K	10.c(iii)	02/18/2011
	(ii) John G. Sznewajs (includes amendment freezing benefit accruals); and	2010 10-K	10.c(iv)	02/18/2011
	(iii) Timothy Wadhams (includes amendment freezing benefit accruals).	2010 10-K	10.c(v)	02/18/2011
10.d.ii	Form of letter agreement dated March 21, 2012 amending the Masco Corporation Supplemental Executive Retirement and Disability Plan	10-Q	10.c	05/02/2012
10.e	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005):	2010 10-K	10.d	02/18/2011
	(i) Form of Restricted Stock Award Agreement;	2010 10-K	10.d(i)	02/18/2011
	(ii) Form of Stock Option Grant; and	2010 10-K	10.d(ii)	02/18/2011
	(iii) Form of Amendment to Award Agreements.	2010 10-K	10.d(iii)	02/18/2011
10.f	Other compensatory arrangements for executive officers.	2011 10-K	10.e	02/21/2012
10.g	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program:
	(i) for awards on or after to January 1, 2013; and	2013 10-K	10.f.(i)	02/15/2013
	(ii) for award prior to January 1, 2013:	10-Q	10.b	05/02/2012
10.h	Compensation of Non-Employee Directors.	2013 10-K	10.g	02/15/2013
10.i.i	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010).	2010 10-K	10.g	02/18/2011
10.i.ii	Amendment to Masco Corporation Retirement Benefit Restoration Plan effective February 6, 2012.	10-Q	10.h	05/02/2012
10.j.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	10-Q	10	07/30/2009
10.j.ii	Aircraft Time Sharing Agreement dated October 1, 2012 between Richard A. Manoogian and Masco Corporation.	2013 10-K	10.i.ii	02/15/2013

Incorporated By Reference
Exhibit No.					Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.k	Consulting Agreement dated August 21, 2013 between Gregory D. Wittrock and Masco Corporation	10-Q	10.j	10/29/2013
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	Interactive Date File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.