Form 10-Q
period 2014-03-31
MASCO CORP /DE/
filed 2014-04-30
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 21, 2014
Common stock, par value $1.00 per share	356,545,600

MASCO CORPORATION

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	as at March 31, 2014 and
	December 31, 2013	1

	Condensed Consolidated Statements of
	Operations for the Three Months
	Ended March 31, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive
	Income (Loss) for the Three Months
	Ended March 31, 2014 and 2013	3

	Condensed Consolidated Statements of
	Cash Flows for the Three Months Ended
	March 31, 2014 and 2013	4

	Consolidated Statements of Shareholders’ Equity
	for the Three Months Ended
	March 31, 2014 and 2013	5

	Notes to Condensed Consolidated
	Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	21-26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28-29

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

	Signature

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2014 and December 31, 2013

(In Millions, Except Share Data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash investments	$906	$1,223
Short-term bank deposits	305	321
Receivables	1,215	1,004
Prepaid expenses and other	154	155
Inventories:
Finished goods	455	398
Raw material	273	268
Work in process	110	99
	838	765
Total current assets	3,418	3,468
Property and equipment, net	1,232	1,252
Goodwill	1,903	1,903
Other intangible assets, net	150	149
Other assets	177	185
Total assets	$6,880	$6,957
LIABILITIES
Current liabilities:
Notes payable	$6	$6
Accounts payable	954	902
Accrued liabilities	760	874
Total current liabilities	1,720	1,782
Long-term debt	3,421	3,421
Deferred income taxes and other	938	967
Total liabilities	6,079	6,170
Commitments and contingencies
EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2014 — 349,400,000; 2013 — 349,500,000	349	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2014 — None; 2013 — None	—	—
Paid-in capital	—	16
Retained earnings	98	79
Accumulated other comprehensive income	115	115
Total Masco Corporation’s shareholders’ equity	562	559
Noncontrolling interest	239	228
Total equity	801	787
Total liabilities and equity	$6,880	$6,957

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(In Millions Except Per Common Share Data)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,965	$1,876
Cost of sales	1,418	1,368
Gross profit	547	508
Selling, general and administrative expenses	395	376
Operating profit	152	132
Other income (expense), net:
Interest expense	(56)	(60)
Other, net	(3)	13
	(59)	(47)
Income from continuing operations before income taxes	93	85
Income taxes	5	14
Income from continuing operations	88	71
Loss from discontinued operations	(2)	(9)
Net income	86	62
Less: Net income attributable to noncontrolling interest	12	9
Net income attributable to Masco Corporation	$74	$53
Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.21	$.17
Loss from discontinued operations	(.01)	(.03)
Net income	$.21	$.15
Diluted:
Income from continuing operations	$.21	$.17
Loss from discontinued operations	(.01)	(.03)
Net income	$.21	$.15
Amounts attributable to Masco Corporation:
Income from continuing operations	$76	$62
Loss from discontinued operations	(2)	(9)
Net income	$74	$53

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(In Millions)

	Three Months Ended March 31,
	2014	2013

Net income	$86	$62
Less: Net income attributable to noncontrolling interest	12	9
Net income attributable to Masco Corporation	$74	$53

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(4)	(36)
Unrecognized pension prior service cost and net gain	3	5

Other comprehensive loss	(1)	(31)

Less: Other comprehensive loss attributable to noncontrolling interest	(1)	(8)

Other comprehensive income (loss) attributable to Masco Corporation	$—	$(23)

Total comprehensive income	$85	$31
Less: Total comprehensive income attributable to noncontrolling interest	11	1

Total comprehensive income attributable to Masco Corporation	$74	$30

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(In Millions)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$121	$130
Increase in receivables	(227)	(263)
Increase in inventories	(75)	(43)
Decrease in accounts payable and accrued liabilities, net	(63)	(34)
Net cash for operating activities	(244)	(210)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(39)	(35)
Cash dividends paid	(27)	(26)
New Credit Agreement costs	—	(4)
Net cash for financing activities	(66)	(65)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(26)	(31)
Acquisition of companies, net of cash acquired	(2)	(5)
Proceeds from disposition of:
Other financial investments	2	5
Property and equipment	5	5
Short-term bank deposits	84	172
Purchases of:
Short-term bank deposits	(69)	(72)
Other, net	—	(4)
Net cash (for) from investing activities	(6)	70
Effect of exchange rate changes on cash and cash investments	(1)	(7)
CASH AND CASH INVESTMENTS:
Decrease for the period	(317)	(212)
At January 1	1,223	1,040
At March 31	$906	$828

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2014 and 2013

(In Millions)

					Accumulated
		Common		Retained	Other
		Shares	Paid-In	(Deficit)	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest
Balance, January 1, 2013	$542	$349	$16	$(94)	$59	$212
Total comprehensive income	31			53	(23)	1
Shares issued	(7)	2	(9)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(10)		(10)
Cash dividends declared	(26)			(26)
Stock-based compensation	14		14
Balance, March 31, 2013	$509	$349	$—	$(89)	$36	$213
Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income	85			74		11
Shares issued	(3)	2	(5)
Shares retired:
Repurchased	(39)	(2)	(9)	(28)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(27)			(27)
Stock-based compensation	12		12
Balance, March 31, 2014	$801	$349	$—	$98	$115	$239

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013.  The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements.

Certain prior-year amounts have been reclassified to conform to the 2014 presentation in the condensed consolidated financial statements.

Revision of Previously Issued Financial Statements.  During the first quarter ended March 31, 2014, the Company identified an error in the accounting for certain of its investments in private equity limited partnership funds.  The investments were inappropriately accounted for under the cost basis versus the equity method.  The impact of the error was to under report the investment value (included in other assets on the consolidated balance sheets) and to over (under) state equity investment earnings (loss) (included in other income (expense), net in the consolidated statements of operations).  We have revised our first quarter 2013 consolidated statement of operations and prior year consolidated balance sheet in these financial statements to reflect the investment accounted for as an equity investment.  Retained earnings and other comprehensive income were adjusted for the changes in net income.  Other historic periods will be revised, as detailed below, in our future filings. This error is not considered material to any prior period financial statement.

This revision has no effect on our consolidated statement of cash flows.

The following table presents the impact of the revisions on the Company’s previously issued full-year consolidated statement of operations (in millions):

	Year ended December 31,
	2013	2012	2011
Other income (expense), net
As reported	$(239)	$(229)	$(177)
Correction	16	—	9
As revised	$(223)	$(229)	$(168)
Income (loss) from continuing operations, before income taxes
As reported	$434	$73	$(392)
Correction	16	—	9
As revised	$450	$73	$(383)
Income (loss) from continuing operations
As reported	$323	$(18)	$(352)
Correction	16	—	9
As revised	$339	$(18)	$(343)
Net income (loss)
As reported	$313	$(79)	$(533)
Correction	16	—	9
As revised	$329	$(79)	$(524)

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note A — continued:

The following table presents the impact of the revisions on the Company’s previously issued quarterly consolidated statements of operations (in millions):

	Three Months Ended				Three Months Ended
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
	2013				2012

Other income (expense), net
As reported	$(71)	$(58)	$(57)	$(53)	$(57)	$(57)	$(66)	$(49)
Correction	3	6	1	6	4	7	(2)	(9)
As revised	$(68)	$(52)	$(56)	$(47)	$(53)	$(50)	$(68)	$(58)

Income (loss) from continuing operations, before income taxes
As reported	$70	$154	$131	$79	$(26)	$51	$(12)	$60
Correction	3	6	1	6	4	7	(2)	(9)
As revised	$73	$160	$132	$85	$(22)	$58	$(14)	$51

Income (loss) from continuing operations
As reported	$50	$116	$92	$65	$(63)	$35	$(43)	$53
Correction	3	6	1	6	4	7	(2)	(9)
As revised	$53	$122	$93	$71	$(59)	$42	$(45)	$44

Net income (loss)
As reported	$56	$114	$87	$56	$(80)	$24	$(67)	$44
Correction	3	6	1	6	4	7	(2)	(9)
As revised	$59	$120	$88	$62	$(76)	$31	$(69)	$35

The following table presents the impact of the revisions on the Company’s previously issued consolidated balance sheets (in millions):

	As of
	Dec. 31	Sep. 30	June 30	Mar. 31	As of
	2013				Dec. 31, 2012

Other assets
As reported	$161	$166	$173	$182	$184
Correction	24	21	15	14	8
As revised	$185	$187	$188	$196	$192

Total assets
As reported	$6,933	$7,059	$7,062	$6,779	$6,875
Correction	24	21	15	14	8
As revised	$6,957	$7,080	$7,077	$6,793	$6,883

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note A — concluded:

Revision of Previously Issued Financial Statements.  As previously disclosed, during the third quarter ended September 30, 2013, the Company identified an error related to the classification of cash and cash investments.  Foreign short-term bank deposits with terms ranging from three months to twelve months were incorrectly classified as cash and cash investments rather than short-term bank deposits.  The statement of cash flows for the three months ended March 31, 2013 has been revised.  Other historic periods will be revised, as detailed below, in our future filings. These classification errors were not considered material to any prior period financial statements.

This revision had no effect on our consolidated results of operations.

The following table presents the impact of the revisions on the Company’s previously issued consolidated balance sheets and statements of cash flows (all cash flow figures are year-to-date, in millions).

	Mar. 31,	June 30,
	2013	2013

Cash and cash investments
As reported	$1,032	$1,223
As revised	$828	$1,028

Short-term bank deposits
As reported	—	—
As revised	$204	$195

Net cash (for) from investing activities
As reported	$(30)	$(51)
As revised	$70	$62

The revisions did not significantly impact the effect of exchange rate changes on cash and cash investments in either quarter above.  These changes will be reflected in the revised statements of cash flows, in future filings.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

B.                        In the first quarter of 2013, the Company determined that Tvilum, its Danish ready-to-assemble cabinet business, was no longer core to its long-term growth strategy and, accordingly, the Company embarked on a plan for disposition.  The disposition of Tvilum was completed in the fourth quarter of 2013.  The Company has accounted for this business as a discontinued operation.

Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

Three Months Ended
March 31, 2013

Net Sales	$59
Operating loss from discontinued operations	$(3)
Impairment of assets	(10)
Loss on disposal of discontinued operations, net	—
Loss before income tax	(13)
Income tax benefit	(4)
Loss from discontinued operations	$(9)

In the first quarter of 2014, the Company recognized $2 million of additional expenses related to prior discontinued operations.

During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3).  After considering the deferred gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.                        The changes in the carrying amount of goodwill for the three months ended March 31, 2014, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Mar. 31, 2014	Losses	Mar. 31, 2014
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	550	(340)	210
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249
Total	$3,873	$(1,970)	$1,903

	Gross Goodwill	Accumulated	Net Goodwill		Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2013	Losses	Dec. 31, 2013	Other(A)	Mar. 31, 2014
Cabinets and Related Products	$240	$(59)	$181	$—	$181
Plumbing Products	550	(340)	210	—	210
Installation and Other Services	1,806	(762)	1,044	—	1,044
Decorative Architectural Products	294	(75)	219	—	219
Other Specialty Products	983	(734)	249	—	249
Total	$3,873	$(1,970)	$1,903	$—	$1,903

(A)       Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $133 million at both March 31, 2014 and December 31, 2013, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $17 million (net of accumulated amortization of $63 million) at March 31, 2014 and $16 million (net of accumulated amortization of $62 million) at December 31, 2013, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.                        Depreciation and amortization expense, including discontinued operations, was $43 million and $51 million, including accelerated depreciation (relating to business rationalization initiatives) of $1 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.

E.                         The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.  Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2014	2013

Equity method investments	$68	$70
Total equity method investments	68	70

Auction rate securities	22	22
Total recurring investments	22	22

Private equity funds	17	18
Other investments	3	3
Total non-recurring investments	20	21

Total	$110	$113

Equity Method Investments.  Investments in private equity fund partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.  Our consolidated statements of operations include the Company’s proportionate share of the net income or (loss) of our equity method investees.  When we record our proportionate share of net income (loss), it increases (decreases) our equity income in our consolidated statement of operations and our carrying value of that investment on our consolidated balance sheet.

Recurring Fair Value Measurements.  The fair value of the auction rate securities held by the Company have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input).  The significant inputs in the discounted cash flow model used to value the auction rate securities include:  expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

The Company’s investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both March 31, 2014 and December 31, 2013.

Non-Recurring Fair Value Measurements.  During the three months ended March 31, 2014 and 2013, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

The Company did not have any transfers between Level 1 and Level 2 financial assets in the three months ended March 31, 2014 or 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E — concluded:

Realized Gains (Losses) and Impairment Charges.  Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2014	2013

Realized gains from private equity funds	$1	$3
Equity investments (loss) income, net	(2)	7
Total income from financial investments	$(1)	$10

Fair Value of Debt.  The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at March 31, 2014 was approximately $3.8 billion, compared with the aggregate carrying value of $3.4 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2013 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

F.                          The Company is exposed to global market risk as part of its normal daily business activities.  To manage these risks, the Company enters into various derivative contracts.  These contracts include interest rate swap agreements, foreign currency exchange contracts and metals contracts intended to hedge the Company’s exposure to copper and zinc.  The Company reviews its hedging program, derivative positions and overall risk management on a regular basis.

Foreign Currency Contracts.  The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries.  To mitigate this risk during the year, the Company, including certain European operations, enters into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in the Company’s condensed consolidated statements of operations in other income (expense), net.  In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company’s exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metals Contracts.  The Company has entered into several contracts to manage its exposure to increases in the price of copper and zinc.  (Losses) gains related to these contracts are recorded in the Company’s condensed consolidated statements of operations in cost of sales.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F — concluded:

The pre-tax (losses) gains included in the Company’s condensed consolidated statements of operations is as follows, in millions:

	Three Months Ended
	March 31,
	2014	2013

Foreign Currency Contracts
Exchange Contracts	$(2)	$7
Forward Contracts	(1)	2
Metals Contracts	(3)	(4)

Total (loss) gain	$(6)	$5

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the condensed consolidated balance sheet.  The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At March 31, 2014
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$83
Current liabilities		$—	$1
Forward Contracts	67
Current liabilities		—	1

Metals Contracts	54
Current liabilities		—	4

Total		$—	$6

	At December 31, 2013
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$53
Current liabilities		$—	$2
Forward Contracts	88
Current liabilities		—	1

Metals Contracts	48
Current liabilities		—	2

Total		$—	$5

The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G.                        Changes in the Company’s warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2014	December 31, 2013

Balance at January 1	$124	$118
Accruals for warranties issued during the period	11	42
Accruals related to pre-existing warranties	2	6
Settlements made (in cash or kind) during the period	(11)	(42)
Other, net	—	—
Balance at end of period	$126	$124

H.                       On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.

Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at March 31, 2014, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion.  Additionally, at March 31, 2014, the Company could absorb a reduction to shareholders’ equity of approximately $796 million and remain in compliance with the debt to total capitalization covenant.

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency).  The Company was in compliance with all covenants and no borrowings have been made at March 31, 2014.

I.                            The Company’s 2005 Long Term Stock Incentive Plan (the “2005 Plan”) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company.  At March 31, 2014, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended
	March 31,
	2014	2013

Long-term stock awards	$11	$9
Stock options	1	5
Phantom stock awards and stock appreciation rights	—	3

Total	$12	$17

Income tax benefit (37 percent tax rate - before valuation allowance)	$4	$6

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — continued:

Long-Term Stock Awards.  Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market.  The Company granted 1,582,210 shares of long-term stock awards in the three months ended March 31, 2014.

The Company’s long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2014	2013

Unvested stock award shares at January 1	8	8
Weighted average grant date fair value	$17	$16

Stock award shares granted	1	2
Weighted average grant date fair value	$22	$20

Stock award shares vested	2	2
Weighted average grant date fair value	$17	$16

Stock award shares forfeited	—	—
Weighted average grant date fair value	$18	$18

Unvested stock award shares at March 31	7	8
Weighted average grant date fair value	$18	$17

At both March 31, 2014 and 2013, there was $94 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years in both 2014 and 2013.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2014 and 2013 was $45 million and $32 million, respectively.

Stock Options.  Stock options are granted to key employees of the Company.  The exercise price equals the market price of the Company’s common stock at the grant date.  These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

The Company granted 332,750 of stock option shares in the three months ended March 31, 2014 with a grant date exercise price approximating $22 per share. In the first three months of 2014, 121,850 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — continued:

The Company’s stock option activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2014	2013

Option shares outstanding, January 1	24	30
Weighted average exercise price	$22	$21

Option shares granted	—	1
Weighted average exercise price	$22	$20

Option shares exercised	1	2
Aggregate intrinsic value on date of exercise (A)	$10 million	$17 million
Weighted average exercise price	$16	$11

Option shares forfeited	—	—
Weighted average exercise price	$27	$19

Option shares outstanding, March 31	23	29
Weighted average exercise price	$22	$22
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, March 31	23	29
Weighted average exercise price	$22	$22
Aggregate intrinsic value (A)	$93 million	$82 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), March 31	20	23
Weighted average exercise price	$23	$24
Aggregate intrinsic value (A)	$72 million	$45 million
Weighted average remaining option term (in years)	3	4

(A)                   Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At March 31, 2014 and 2013, there was $11 million and $17 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years and two years at March 31, 2014 and 2013, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31,
	2014	2013

Weighted average grant date fair value	$9.53	$8.33
Risk-free interest rate	1.91%	1.20%
Dividend yield	1.34%	1.47%
Volatility factor	49.00%	49.00%
Expected option life	6 years	6 years

J.                            Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months ended March 31,
	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$1	$—	$1	$—
Interest cost	13	2	11	1
Expected return on plan assets	(12)	—	(10)	—
Amortization of net loss	3	—	4	1
Net periodic pension cost	$5	$2	6	2

The Company participates in 21 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant to the Company.

Effective January 1, 2010, the Company froze all future benefit accruals under substantially all of the Company’s domestic qualified and non-qualified defined benefit pension plans.  Future benefit accruals related to the Company’s foreign non-qualified plans were frozen several years ago.

K.                       The reclassifications from accumulated other comprehensive income to the condensed consolidated statement of operations were as follows, in millions:

	Amount
Accumulated Other	Reclassified
Comprehensive	March 31,
Income (Loss)	2014	2013	Financial Statement Line Item

Amortization of defined benefit pension:
Actuarial losses, net	$3	$5	Selling, general & administrative expense
	—	—	Income tax expense
	$3	$5	Net of tax

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.                         Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2014	2013	2014	2013
	Net Sales(A)		Operating Profit (Loss)

The Company’s operations by segment were:
Cabinets and Related Products	$237	$236	$(12)	$(4)
Plumbing Products	800	762	119	86
Installation and Other Services	335	312	(4)	(4)
Decorative Architectural Products	441	432	76	89
Other Specialty Products	152	134	5	(1)
Total	$1,965	$1,876	$184	$166

The Company’s operations by geographic area were:
North America	$1,556	$1,510	$129	$140
International, principally Europe	409	366	55	26
Total	$1,965	$1,876	184	166

General corporate expense, net			(32)	(34)
Operating profit, as reported			152	132
Other income (expense), net			(59)	(47)
Income from continuing operations before income taxes			$93	$85

(A)                   Inter-segment sales were not material.

M.                     The Company recorded charges related to severance of $2 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.  Such charges are principally reflected in the condensed consolidated statement of operations in selling, general and administrative expenses.

N.                        Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2014	2013

Income from cash and cash investments	$1	$1
Income from financial investments (Note E)	(1)	10
Other items, net	(3)	2
Total other net	$(3)	$13

Other items, net, included $(2) million and $3 million of currency (losses) gains for the three months ended March 31, 2014 and 2013, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

O.                        Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2014	2013

Numerator (basic and diluted):
Income from continuing operations	$76	$62
Less: Allocation to unvested restricted stock awards	1	1
Income from continuing operations attributable to common shareholders	$75	$61

Loss from discontinued operations, net	(2)	(9)
Less: Allocation to unvested restricted stock awards	—	—
Loss from discontinued operations attributable to common shareholders	(2)	(9)

Net income attributable to common shareholders	$73	$52

Denominator:
Basic common shares (based upon weighted average)	351	350
Add:
Stock option dilution	3	2
Diluted common shares	354	352

For the three months ended March 31, 2014 and 2013, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards (participating securities).

Additionally, 11 million and 15 million common shares for the three months ended March 31, 2014 and 2013, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first three months of 2014, the Company granted 1.6 million shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired 1.7 million shares of Company common stock, for cash aggregating approximately $39 million. At March 31, 2014, the Company had 20.9 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.075) for both the three months ended March 31, 2014 and 2013.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Q.                        Our effective tax rate was 5 percent and 16 percent for the three months ended March 31, 2014 and 2013, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate includes a $15 million and $12 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation for the three months ended March 31, 2014 and 2013, respectively.

As a result of expirations of applicable statutes of limitations in various jurisdictions expected to transpire or occur within the next 12 months, the Company anticipates that it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $3 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2014 VERSUS FIRST QUARTER 2013

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent (Decrease)
	March 31,		Increase
	2014	2013	2014 vs. 2013

Net Sales:

Cabinets and Related Products	$237	$236	—%
Plumbing Products	800	762	5%
Installation and Other Services	335	312	7%
Decorative Architectural Products	441	432	2%
Other Specialty Products	152	134	13%
Total	$1,965	$1,876	5%
North America	$1,556	$1,510	3%
International, principally Europe	409	366	12%
Total	$1,965	$1,876	5%

	Three Months Ended
	March 31,
	2014	2013

Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(5.1)%	(1.7)%
Plumbing Products	14.9%	11.3%
Installation and Other Services	(1.2)%	(1.3)%
Decorative Architectural Products	17.2%	20.6%
Other Specialty Products	3.3%	(0.7)%
North America	8.3%	9.3%
International, principally Europe	13.4%	7.1%
Total	9.4%	8.8%
Total operating profit margin, as reported	7.7%	7.0%

(A)                   Before general corporate expense, net; see Note L to the condensed consolidated financial statements.

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

NET SALES

Net sales increased five percent for the three-month period ended March 31, 2014, from the comparable period of 2013.  Excluding the favorable effect of currency translation and the acquisition of a small U.K. door business, net sales increased four percent in the first quarter of 2014 compared to the first quarter of 2013.  The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2014	2013

Net sales, as reported	$1,965	$1,876
Acquisitions	(2)	—
Net sales, excluding acquisitions	1,963	1,876
Currency translation	(13)	—
Net sales, excluding acquisitions and the effect of currency translation	$1,950	$1,876

North American net sales were positively impacted by increased sales volume of installation and other services, plumbing products, paints and stains, windows and builders’ hardware, which, in the aggregate, increased North American sales by five percent for the three-month period ended March 31, 2014, from the comparable period of 2013.  Net sales were also positively affected by net selling price increases, primarily related to cabinets, installation and other services and windows, which increased sales by two percent for the three-month period ended March 31, 2014, from the comparable period of 2013. Such increases were offset by lower sales volume and a less favorable product mix of cabinets and lower selling prices of paints and stains, which, in the aggregate, reduced North American sales by two percent from the comparable period of 2013. Our North American sales were also negatively affected by inclement weather in portions of the United States.

A weaker U.S. dollar increased International net sales by five percent in the three-month period ended March 31, 2014 compared to the same period of 2013. In local currencies, net sales from International operations increased seven percent for the three-month period ended March 31, 2014 primarily due to increased sales volume of International cabinets, plumbing products and windows and selling price increases for International plumbing products.

Net sales of Cabinets and Related Products were flat due to increased selling prices of North American cabinets and increased sales volume of International cabinets, which offset lower sales volume and a less favorable product mix of North American cabinets.

Net sales of Plumbing Products increased due to increased sales volume of both North American and International operations, which, on a combined basis, increased sales by four percent for the three-month period ended March 31, 2014, from the comparable period of 2013.  A weaker U.S. dollar increased sales by one percent in the three-month period ended March 31, 2014 from the comparable period of 2013.  Such increases were partially offset by the exit of the bathware business.

Net sales of Installation and Other Services increased for the three-month period ended March 31, 2014, compared to the same period of 2013, primarily due to increased sales volume related to a higher level of activity in new home construction, as well as increased sales volume of commercial sales.  Net sales in this segment were also positively affected by increased selling prices.  Such increases were partially offset by a less favorable product mix.

Net sales of Decorative Architectural Products increased for the three-month period ended March 31, 2014, compared to the same period of 2013, due to increased sales volume of paints and stains and builders’ hardware, partially offset by lower selling prices of paints and stains and a less favorable product mix.

Net sales of Other Specialty Products increased for the three-month period ended March 31, 2014, compared to the same period of 2013, due to a more favorable product mix and increased selling prices of North American windows in the Western U.S. and increased sales volume of North American and International windows.  A weaker U.S. dollar increased sales by two percent in the three-month period ended March 31, 2014 compared to 2013.

OPERATING MARGINS

Our gross profit margins were 27.8 percent for the three-month period ended March 31, 2014 compared with 27.1 percent for the comparable period of 2013.  Selling, general and administrative expenses, as a percentage of sales, were 20.1 percent for the three-month period ended March 31, 2014 compared to 20.0 percent for the comparable period of 2013.

Gross profit margins for the three-month period ended March 31, 2014 were positively affected by increased sales volume and lower business rationalization costs, as well as a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives.  Operating profit for the three-month period ended March 31, 2014 includes $5 million of costs and charges related to our business rationalizations and other initiatives. For the three-month period ended March 31, 2013, we incurred costs and charges of $8 million related to these initiatives.

Operating margins in the Cabinets and Related Products segment for the three-month period ended March 31, 2014 were negatively affected by lower North American sales volume and the related under-absorption of fixed costs, as well as a less favorable product mix of North American cabinets.  Such declines more than offset a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.  This segment was also negatively affected by inefficiencies related to detrimental weather in portions of the United States.

Operating margins in the Plumbing Products segment for the three-month period ended March 31, 2014 were positively impacted by increased sales volume, a more favorable product mix and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Installation and Other Services segment for the three-month period ended March 31, 2014 were positively impacted by increased sales volume and the related absorption of fixed costs, a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.  This segment was negatively affected by weather-related inefficiencies in portions of the United States.

Operating margins in the Decorative Architectural Products segment for the three-month period ended March 31, 2014 were negatively affected by an unfavorable relationship between selling prices and commodity costs and increased advertising costs, as well as a less favorable product mix, partially offset by increased sales volume.

Operating margins in the Other Specialty Products segment for the three-month period ended March 31, 2014 reflect a more favorable product mix, a more favorable relationship between selling prices and commodity costs, lower business rationalization costs and increased sales volume.  Such improvements to operating margins were partially offset by increased expenses related to ERP system implementation.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2014 decreased $4 million from the comparable period of 2013 primarily due to the repurchase and retirement of $200 million of 7.125% Notes on August 15, 2013, the scheduled retirement date.

Other, net, for the three-month period ended March 31, 2014 included gains of $1 million related to distributions from private equity funds and $2 million of loss from equity investments.  Other, net, for the three-month period ended March 31, 2013 included gains of $3 million related to distributions from private equity funds and $7 million of income from equity investments.

Other, net, for the three-month period ended March 31, 2014 included $2 million of currency transaction losses.  Other items, net, for the three-month period ended March 31, 2013 included $3 million of currency transaction gains.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — Attributable to Masco Corporation

Income for the three-month period ended March 31, 2014 was $76 million compared with $62 million for the comparable period of 2013. Diluted earnings per common share for the three-month period ended March 31, 2014 was $.21 per common share compared with $.17 per common share for the comparable period of 2013.

Our effective tax rate was five percent for the three months ended March 31, 2014, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $15 million state income tax benefit on uncertain tax positions due to the expiration of applicable statutes of limitations in various states.

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

OTHER FINANCIAL INFORMATION

Our current ratio was 2.0 to 1 and 1.9 to 1 at March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014, cash of $244 million was used for operating activities.  First quarter 2014 and 2013 cash from operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with December 31, 2013.

For the three months ended March 31, 2014, net cash used for financing activities was $66 million and included $27 million for the payment of cash dividends and $39 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2014.  Net cash used for investing activities was $6 million, including $26 million for capital expenditures, partially offset by net proceeds from the sale of fixed assets of $5 million and net proceeds from the sale of short-term bank cash deposits of $15 million.

Our cash, cash investments and short-term bank deposits were $1.2 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.2 billion and the $1.5 billion of cash, cash investments and short-term bank deposits held at March 31, 2014 and December 31, 2013, $601 million and $622 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  See Note H to the financial statements.

Based on the debt to total capitalization covenant in the Credit Agreement, at March 31, 2014, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion.  Additionally, at March 31, 2014, the Company could absorb a reduction to shareholders’ equity of approximately $796 million and remain in compliance with the debt to total capitalization covenant.

We were in compliance with all covenants and had no borrowings under our credit agreement at March 31, 2014.

We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.

OUTLOOK FOR THE COMPANY

We are making progress on our 2014 strategic priorities, which include growing share of our market-leading brands, accelerating customer-focused innovation pipeline, further penetrating international markets and driving operational leverage through our focus on cost containment.  We believe that new home construction will show continued growth in 2014 and that repair and remodel activity will grow modestly, and big ticket items will continue to show improvement.  We also expect the positive trend of the European economic recovery to continue.

We believe we are well positioned to grow our key brands and to gain market share in 2014.  As we move through the year, we will continue to focus on the customer and execute against our priorities by improving our enterprise leverage, driving a high performance culture and focusing on continuous improvement in all we do.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, and our ability to maintain our competitive position in our industries.  These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  Our forward-looking statements in this report speak only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Item 4.                                                                                                                                                                            CONTROLS AND PROCEDURES

a.         Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

b.         Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended March 31, 2014, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs(a)	or Programs

1/1/14- 1/31/14	—	$—	—	22,615,980

2/1/14- 2/28/14	—	$—	—	22,615,980

3/1/14- 3/31/14	1,736,700	$22.77	1,736,700	20,879,280

Total for the quarter	1,736,700	$22.77	1,736,700	20,879,280

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
Chief Financial Officer

April 30, 2014

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