Form 10-Q
period 2014-06-30
MASCO CORP /DE/
filed 2014-07-29
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission file number: 1-5794

Masco Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	38-1794485 (IRS Employer Identification No.)

21001 Van Born Road, Taylor, Michigan (Address of Principal Executive Offices)	48180 (Zip Code)

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

Large accelerated filer	☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 21, 2014
Common stock, par value $1.00 per share	356,452,000

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2014 and December 31, 2013

(In Millions, Except Share Data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash investments	$1,195	$1,223
Short-term bank deposits	228	321
Receivables	1,306	1,004
Prepaid expenses and other	160	155
Inventories:
Finished goods	480	398
Raw material	296	268
Work in process	118	99
	894	765
Total current assets	3,783	3,468

Property and equipment, net	1,216	1,252
Goodwill	1,902	1,903
Other intangible assets, net	149	149
Other assets	177	185
Total assets	$7,227	$6,957

LIABILITIES
Current liabilities:
Notes payable	$507	$6
Accounts payable	1,122	902
Accrued liabilities	833	874
Total current liabilities	2,462	1,782

Long-term debt	2,921	3,421
Deferred income taxes and other	942	967
Total liabilities	6,325	6,170

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2014 — 349,400,000; 2013 — 349,500,000	349	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2014 — None; 2013 — None	—	—
Paid-in capital	13	16
Retained earnings	205	79
Accumulated other comprehensive income	119	115
Total Masco Corporation’s shareholders’ equity	686	559
Noncontrolling interest	216	228
Total equity	902	787
Total liabilities and equity	$7,227	$6,957

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

(In Millions, Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$2,260	$2,149	$4,225	$4,025
Cost of sales	1,599	1,540	3,017	2,908
Gross profit	661	609	1,208	1,117
Selling, general and administrative expenses	421	421	816	797

Operating profit	240	188	392	320

Other income (expense), net:
Interest expense	(56)	(60)	(112)	(120)
Other, net	6	4	3	17
	(50)	(56)	(109)	(103)
Income from continuing operations before income taxes	190	132	283	217
Income taxes	37	39	42	53
Income from continuing operations	153	93	241	164
Loss from discontinued operations	(1)	(5)	(3)	(14)

Net income	152	88	238	150
Less: Net income attributable to noncontrolling interest	13	10	25	19
Net income attributable to Masco Corporation	$139	$78	$213	$131

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.39	$.23	$.61	$.41
Loss from discontinued operations	—	(.01)	(.01)	(.04)
Net income	$.39	$.22	$.60	$.37

Diluted:
Income from continuing operations	$.39	$.23	$.60	$.40
Loss from discontinued operations	—	(.01)	(.01)	(.04)
Net income	$.39	$.22	$.59	$.36

Amounts attributable to Masco Corporation:
Income from continuing operations	$140	$83	$216	$145
Loss from discontinued operations	(1)	(5)	(3)	(14)
Net income	$139	$78	$213	$131

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$152	$88	$238	$150
Less: Net income attributable to noncontrolling interest	13	10	25	19
Net income attributable to Masco Corporation	$139	$78	$213	$131

Other comprehensive income (loss), net of tax (see Note K):
Cumulative translation adjustment	(2)	10	(6)	(26)
Interest rate swaps	1	1	1	1
Unrecognized pension prior service cost and net loss	3	4	6	9

Other comprehensive income (loss)	2	15	1	(16)

Less: Other comprehensive income (loss) attributable to noncontrolling interest	(2)	4	(3)	(4)

Other comprehensive income (loss) attributable to Masco Corporation	$4	$11	$4	$(12)

Total comprehensive income	$154	$103	$239	$134
Less: Total comprehensive income attributable to the noncontrolling interest	11	14	22	15

Total comprehensive income attributable to Masco Corporation	$143	$89	$217	$119

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

(In Millions)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$345	$299
Increase in receivables	(318)	(348)
Increase in inventories	(129)	(69)
Increase in accounts payable and accrued liabilities, net	163	177

Net cash from operating activities	61	59

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Cash dividends paid	(54)	(54)
Dividend payment to noncontrolling interest	(34)	(34)
Purchase of Company common stock	(39)	(35)
Issuance of Company common stock	1	—
Credit Agreement costs	—	(4)
Increase in debt, net	1	—

Net cash for financing activities	(125)	(127)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(54)	(59)
Acquisition of companies, net of cash acquired	(2)	(5)
Proceeds from disposition of:
Other financial investments	13	11
Property and equipment	8	7
Short-term bank deposits	222	250
Purchases of:
Short-term bank deposits	(131)	(137)
Other, net	(16)	(5)
Net cash from investing activities	40	62

Effect of exchange rate changes on cash and cash investments	(4)	(6)

CASH AND CASH INVESTMENTS:
Decrease for the period	(28)	(12)
At January 1	1,223	1,040
At June 30	$1,195	$1,028

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2014 and 2013

(In Millions)

				(Accumulated	Accumulated
		Common		Deficit)	Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest
Balance, January 1, 2013	$542	$349	$16	$(94)	$59	$212
Total comprehensive income	134			131	(12)	15
Shares issued	—	2	(2)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(18)		(18)
Cash dividends declared	(54)		(14)	(40)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	29		29
Balance, June 30, 2013	$564	$349	$—	$(25)	$47	$193

Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income	239			213	4	22
Shares issued	(4)	2	(6)
Shares retired:
Repurchased	(39)	(2)	(9)	(28)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(59)			(59)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	26		26
Balance, June 30, 2014	$902	$349	$13	$205	$119	$216

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at June 30, 2014 and the results of operations for the three months and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013.  The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements.

Recently Issued Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for the Company for annual periods beginning January 1, 2017.  The Company is currently evaluating the impact the adoption of this new standard will have on its results of operations.

In April 2014, the FASB issued Accounting Standards Update 2014-8 (ASU 2014-8), “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  ASU 2014-8 is effective for the Company beginning January 1, 2015, with early adoption allowed for new disposals not previously classified as discontinued operations.

Revision of Previously Issued Financial Statements.  During the first quarter ended March 31, 2014, the Company identified an error in the accounting for certain of its investments in private equity limited partnership funds.  The investments were inappropriately accounted for under the cost basis versus the equity method.  The impact of the error was to under report the investment value (included in other assets on the consolidated balance sheets) and to over (under) state equity investment earnings (loss) (included in other income (expense), net in the consolidated statements of operations).  We have revised our three-month and six-month periods ended June 30, 2013 consolidated statement of operations and prior year consolidated balance sheet in these financial statements to reflect the investment accounted for as an equity investment.  Retained earnings and other comprehensive income were adjusted for the changes in net income.  Other historic periods will be revised, as detailed below, in our future filings. This error is not considered material to any prior period financial statement.

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

Revision of Previously Issued Financial Statements.  As previously disclosed, during the third quarter ended September 30, 2013, the Company identified an error related to the classification of cash and cash investments.  Foreign short-term bank deposits with terms ranging from three months to twelve months were incorrectly classified as cash and cash investments rather than short-term bank deposits.  The statement of cash flows for the six months ended June 30, 2013 has been revised.  These classification errors were not considered material to the prior period financial statements.

This revision had no effect on our consolidated results of operations.

The following table presents the impact of the revisions on the Company’s previously issued consolidated balance sheet and statement of cash flows (all cash flow figures are year-to-date, in millions).

June 30,
2013

Cash and cash investments
As reported	$1,223
As revised	$1,028

Short-term bank deposits
As reported	—
As revised	$195

Net cash (for) from investing activities
As reported	$(51)
As revised	$62

The revisions did not significantly impact the effect of exchange rate changes on cash and cash investments.

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

Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Net Sales	$60	$119

Operating loss from discontinued operations	$(5)	$(8)
Impairment of assets	—	(10)
Loss on disposal of discontinued operations, net	—	—
Loss before income tax	(5)	(18)
Income tax benefit	—	(4)
Loss from discontinued operations, net	$(5)	$(14)

During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3).  After considering the deferred gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.                       The changes in the carrying amount of goodwill for the six months ended June 30, 2014, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	June 30, 2014	Losses	June 30, 2014
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	549	(340)	209
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249
Total	$3,872	$(1,970)	$1,902

	Gross Goodwill	Accumulated	Net Goodwill		Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2013	Losses	Dec. 31, 2013	Other(A)	June 30, 2014
Cabinets and Related Products	$240	$(59)	$181	$—	$181
Plumbing Products	550	(340)	210	(1)	209
Installation and Other Services	1,806	(762)	1,044	—	1,044
Decorative Architectural Products	294	(75)	219	—	219
Other Specialty Products	983	(734)	249	—	249
Total	$3,873	$(1,970)	$1,903	$(1)	$1,902

(A)       Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $133 million at both June 30, 2014 and December 31, 2013, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $16 million (net of accumulated amortization of $64 million) at June 30, 2014 and $16 million (net of accumulated amortization of $62 million) at December 31, 2013, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.                        Depreciation and amortization expense, including discontinued operations, was $85 million and $94 million, including accelerated depreciation (relating to business rationalization initiatives) of $1 million and $9 million for the six months ended June 30, 2014 and 2013, respectively.

E.                         The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.  Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2014	2013

Equity method investments	$61	$70
Total equity method investments	61	70

Auction rate securities	22	22
Total recurring investments	22	22

Private equity funds	15	18
Other investments	3	3
Total non-recurring investments	18	21

Total	$101	$113

The Company did not have any transfers between Level 1 and Level 2 financial assets in the three months or six months ended June 30, 2014 or 2013.

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

The Company’s investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both June 30, 2014 and December 31, 2013.

Non-Recurring Fair Value Measurements.  During the three months and six months ended June 30, 2014 and 2013, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E — concluded:

Realized Gains (Losses) and Impairment Charges.  Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Realized gains from private equity funds	$3	$4	$4	$7
Equity investment (loss) income, net	—	—	(2)	7
Income from other investments, net	—	1	—	1
Total income from financial investments	$3	$5	$2	$15

Fair Value of Debt.  The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at June 30, 2014 was approximately $3.8 billion, compared with the aggregate carrying value of $3.4 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2013 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F — concluded:

The pre-tax (losses) gains included in the Company’s condensed consolidated statements of operations is as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Foreign Currency Contracts
Exchange Contracts	$(1)	$—	$(3)	$7
Forward Contracts	—	—	(1)	2
Metal Contracts	3	(5)	—	(9)

Total gain (loss)	$2	$(5)	$(4)	$—

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the condensed consolidated balance sheet.  The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At June 30, 2014
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$96
Current liabilities		$—	$2
Forward Contracts	50
Current liabilities		—	1

Metals Contracts	56
Current assets		2	1

Total		$2	$4

	At December 31, 2013
	Notional
	Amount	Assets	Liabilities

Foreign Currency Contracts
Exchange Contracts	$53
Current liabilities		$—	$2
Forward Contracts	88
Current liabilities		—	1

Metals Contracts	48
Current liabilities		—	2

Total		$—	$5

The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G.                        Changes in the Company’s warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2014	December 31, 2013

Balance at January 1	$124	$118
Accruals for warranties issued during the period	23	42
Accruals related to pre-existing warranties	5	6
Settlements made (in cash or kind) during the period	(23)	(42)
Other, net	(1)	—
Balance at end of period	$128	$124

H.                       On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.

Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at June 30, 2014, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion.  Additionally, at June 30, 2014, the Company could absorb a reduction to shareholders’ equity of approximately $897 million and remain in compliance with the debt to total capitalization covenant.

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency).  The Company was in compliance with all covenants and no borrowings have been made at June 30, 2014.

I.                            The Company’s 2014 Long Term Stock Incentive Plan (and the prior plan that it replaced) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company.  At June 30, 2014, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Long-term stock awards	$12	$11	$23	$20
Stock options	1	5	2	10
Phantom stock awards and stock appreciation rights	1	—	1	3
Total	$14	$16	$26	$33

Income tax benefit (37 percent tax rate — before valuation allowance)	$5	$6	$10	$12

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — continued:

Long-Term Stock Awards.  Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market.  The Company granted 1,656,220 shares of long-term stock awards in the six months ended June 30, 2014.

The Company’s long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2014	2013

Unvested stock award shares at January 1	8	8
Weighted average grant date fair value	$17	$16

Stock award shares granted	1	2
Weighted average grant date fair value	$22	$20

Stock award shares vested	2	2
Weighted average grant date fair value	$17	$16

Stock award shares forfeited	—	—
Weighted average grant date fair value	$16	$18

Unvested stock award shares at June 30	7	8
Weighted average grant date fair value	$18	$17

At June 30, 2014 and 2013, there was $81 million and $83 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years in both 2014 and 2013.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2014 and 2013 was $45 million and $32 million, respectively.

Stock Options.  Stock options are granted to key employees of the Company.  The exercise price equals the market price of the Company’s common stock at the grant date.

The Company granted 332,750 of stock option shares in the six months ended June 30, 2014 with a grant date exercise price approximating $22 per share. In the first six months of 2014, 592,470 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — continued:

The Company’s stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2014	2013

Option shares outstanding, January 1	24	30
Weighted average exercise price	$22	$21

Option shares granted	—	1
Weighted average exercise price	$22	$20

Option shares exercised	2	2
Aggregate intrinsic value on date of exercise (A)	$13 million	$21 million
Weighted average exercise price	$16	$11

Option shares forfeited	—	1
Weighted average exercise price	$22	$23

Option shares outstanding, June 30	22	28
Weighted average exercise price	$22	$22
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, June 30	22	28
Weighted average exercise price	$22	$22
Aggregate intrinsic value (A)	$88 million	$69 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), June 30	20	23
Weighted average exercise price	$23	$24
Aggregate intrinsic value (A)	$69 million	$37 million
Weighted average remaining option term (in years)	3	3

(A)                   Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At June 30, 2014 and 2013, there was $8 million and $12 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both June 30, 2014 and 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	June 30,
	2014	2013

Weighted average grant date fair value	$9.53	$8.33
Risk-free interest rate	1.91%	1.20%
Dividend yield	1.34%	1.47%
Volatility factor	49.00%	49.00%
Expected option life	6 years	6 years

J.                            Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$1	$—	$1	$—
Interest cost	13	2	11	2
Expected return on plan assets	(12)	—	(10)	—
Amortization of net loss	3	—	4	—
Net periodic pension cost	$5	$2	6	2

	Six Months Ended June 30,
	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$2	$—	$2	$—
Interest cost	26	4	22	3
Expected return on plan assets	(24)	—	(20)	—
Amortization of net loss	6	—	8	1
Net periodic pension cost	$10	$4	$12	$4

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

K.                       The reclassifications from accumulated other comprehensive income to the condensed consolidated statement of operations were as follows, in millions:

	Amount Reclassified
Accumulated Other	Three Months		Six Months
Comprehensive	Ended June 30,		Ended June 30,		Income Statement
Income (Loss)	2014	2013	2014	2013	Line Item

Amortization of defined benefit pension:
Actuarial losses, net	$3	$4	$6	$9	Selling, General & Administrative Expense

Interest rate swaps	$1	$1	$1	$1	Interest expense

There was no tax effect for either the amortization of the actuarial losses or the interest rate swaps, in any periods due to the tax valuation allowance.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.                         Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)

The Company’s operations by segment were:
Cabinets and Related Products	$253	$265	$(8)	$2	$490	$501	$(20)	$(2)
Plumbing Products	849	802	139	102	1,649	1,564	258	188
Installation and Other Services	384	357	17	8	719	669	13	4
Decorative Architectural Products	596	565	113	104	1,037	997	189	193
Other Specialty Products	178	160	14	11	330	294	19	10
Total	$2,260	$2,149	$275	$227	$4,225	$4,025	$459	$393

The Company’s operations by geographic area were:
North America	$1,843	$1,765	$216	$185	$3,399	$3,275	$345	$325
International, principally Europe	417	384	59	42	826	750	114	68
Total	$2,260	$2,149	275	227	$4,225	$4,025	459	393

General corporate expense, net			(35)	(39)			(67)	(73)
Operating profit			240	188			392	320
Other income (expense), net			(50)	(56)			(109)	(103)
Income (loss) before income taxes			$190	$132			$283	$217

(A)                   Inter-segment sales were not material.

M.                     As part of the Company’s continuing review of its operations to improve cost structure and business processes, actions were taken during 2014 and 2013 to respond to market conditions.  The Company recorded charges related to severance and early retirement programs of $11 million and $12 million for the six months ended June 30, 2014 and 2013, respectively. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N.                        Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Income from cash and cash investments	$—	$1	$1	$2
Income from financial investments (Note E)	3	5	2	15
Other items, net	3	(2)	—	—
Total other net	$6	$4	$3	$17

Other items, net, included $2 million and $0 million of currency gains for the three months and six months ended June 30, 2014, respectively.  Other items, net, included $(2) million and $1 million of currency (losses) gains for the three months and six months ended June 30, 2013, respectively.

O.                        Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator (basic and diluted):
Income from continuing operations	$140	$83	$216	$145
Less: Allocation to unvested restricted stock awards	3	2	4	3

Income from continuing operations attributable to common shareholders	137	81	212	142
Loss from discontinued operations, net	(1)	(5)	(3)	(14)
Less: Allocation to unvested restricted stock awards	—	—	—	—
Loss from discontinued operations attributable to common shareholders	(1)	(5)	(3)	(14)
Net income available to common shareholders	$136	$76	$209	$128
Denominator:
Basic common shares (based upon weighted average)	349	349	350	349
Add:
Stock option dilution	3	3	3	3
Diluted common shares	352	352	353	352

For the three months and six months ended June 30, 2014 and 2013, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards (participating securities).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Note O — concluded:

Additionally, 11 million common shares for both the three months and six months ended June 30, 2014 and 14 million common shares for both the three months and six months ended June 30, 2013 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first six months of 2014, the Company granted 1.7 million shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired 1.7 million shares of Company common stock, for cash aggregating approximately $39 million. At June 30, 2014, the Company had 20.9 million shares of its common stock remaining under the July 2007 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.075 ($.090) and $.15 ($.165) for the three months and six months ended June 30, 2014, respectively, and $.075 ($.075) and $.15 ($.15) for the three months and six months ended June 30, 2013, respectively.

P.                          We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes and other matters, including class actions.  We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote.  However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

Q.                        Our effective tax rate of 19 percent and 15 percent for the three months and six months ended June 30, 2014, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate for the first half of 2014 includes a $19 million tax benefit primarily from a state tax benefit on uncertain tax positions due to the expiration of applicable statutes of limitation.

Our effective tax rate of 30 percent and 24 percent for the three months and six months ended June 30, 2013, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward.  The effective tax rate for the first half of 2013 includes an $11 million state tax benefit on uncertain tax positions due primarily to the expiration of applicable statutes of limitation.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 AND THE FIRST SIX MONTHS 2014 VERSUS

SECOND QUARTER 2013 AND THE FIRST SIX MONTHS 2013

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		Increase
	2014	2013	2014 vs. 2013

Net Sales:
Cabinets and Related Products	$253	$265	(5)%
Plumbing Products	849	802	6%
Installation and Other Services	384	357	8%
Decorative Architectural Products	596	565	5%
Other Specialty Products	178	160	11%
Total	$2,260	$2,149	5%
North America	$1,843	$1,765	4%
International, principally Europe	417	384	9%
Total	$2,260	$2,149	5%

	Six Months Ended
	June 30,
	2014	2013
Net Sales:
Cabinets and Related Products	$490	$501	(2)%
Plumbing Products	1,649	1,564	5%
Installation and Other Services	719	669	7%
Decorative Architectural Products	1,037	997	4%
Other Specialty Products	330	294	12%
Total	$4,225	$4,025	5%
North America	$3,399	$3,275	4%
International, principally Europe	826	750	10%
Total	$4,225	$4,025	5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(3.2)%	0.8%	(4.1)%	(0.4)%
Plumbing Products	16.4%	12.7%	15.6%	12.0%
Installation and Other Services	4.4%	2.2%	1.8%	0.6%
Decorative Architectural Products	19.0%	18.4%	18.2%	19.4%
Other Specialty Products	7.9%	6.9%	5.8%	3.4%
North America	11.7%	10.5%	10.2%	9.9%
International, principally Europe	14.1%	10.9%	13.8%	9.1%
Total	12.2%	10.6%	10.9%	9.8%
Total operating profit margin, as reported	10.6%	8.7%	9.3%	8.0%

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

NET SALES

Net sales increased five percent for both the three-month and six-month periods ended June 30, 2014, from the comparable periods of 2013.  Excluding the positive effect of currency translation, net sales increased four percent for both the three-month and six-month periods ending June 30, 2014 from the comparable periods of 2013.  The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales, as reported	$2,260	$2,149	$4,225	$4,025
Acquisitions	—	—	(2)	—
Net sales, excluding acquisitions	2,260	2,149	4,223	4,025
Currency translation	(20)	—	(33)	—
Net sales, excluding acquisitions and the effect of currency translation	$2,240	$2,149	$4,190	$4,025

North American net sales were positively impacted by increased sales volume of plumbing products, installation and other services, paints and stains, windows and builders’ hardware, which, in the aggregate, increased North American sales by six percent and five percent for the three-month and six-month periods ended June 30, 2014, respectively, from the comparable periods of 2013.  Net sales were also positively affected by net selling price increases, primarily related to cabinets, installation and other services and windows, which increased sales by two percent for both the three-month and six-month periods ended June 30, 2014, respectively, from the comparable periods of 2013. Such increases were offset by lower sales volume and a less favorable product mix of cabinets and lower selling prices of plumbing products and paints and stains, which, in the aggregate, reduced North American sales by three percent for both the three-month and six-month periods ended June 30, 2014 from the comparable period of 2013.

A weaker U.S. dollar increased International net sales by seven percent and five percent in the three-month and six-month periods ended June 30, 2014, respectively, compared to the same periods of 2013. In local currencies, net sales from International operations increased two percent and five percent for the three-month and six-month periods ended June 30, 2014 primarily due to increased sales volume of International cabinets and plumbing products and selling price increases for International plumbing products.

Net sales of Cabinets and Related Products decreased for the three-month and six-months periods ended June 30, 2014 due to lower sales volume and a less favorable product mix of North American cabinets, which more than offset increased sales volume of International cabinets and increased selling prices of North American cabinets.  A weaker U.S. dollar increased sales in this segment by one percent in the six-month period ended June 30, 2014 from the comparable period of 2013.

Net sales of Plumbing Products increased due to increased sales volume of both North American and International operations, which, on a combined basis, increased sales by four percent for both the three-month and six-month periods ended June 30, 2014, from the comparable periods of 2013.  A weaker U.S. dollar increased sales by two percent and one percent in the three-month and six-month periods ended June 30, 2014, respectively, from the comparable period of 2013.  This segment was also positively affected by a more favorable mix.

Net sales of Installation and Other Services increased for the three-month and six-month periods ended June 30, 2014, compared to the same periods of 2013, primarily due to increased sales volume related to a higher level of activity in new home construction, as well as increased volume of distribution and commercial sales.  Net sales in this segment were also positively affected by increased selling prices.  Such increases were partially offset by a less favorable product mix.

Net sales of Decorative Architectural Products increased for the three-month and six-month periods ended June 30, 2014, compared to the same periods of 2013, due to increased sales volume of paints and stains due to new product introductions and other growth initiatives and builders’ hardware, partially offset by lower selling prices of paints and stains and costs for promotions.

Net sales of Other Specialty Products increased for the three-month and six-month periods ended June 30, 2014 due to a more favorable product mix, increased sales volume and increased selling prices of North American windows in the Western U.S., which in the aggregate increased sales in this segment by eight percent in both periods from the comparable periods of 2013.  A weaker U.S. dollar increased sales by two percent in both the three-month and six-month periods ended June 30, 2014, compared to 2013.

OPERATING MARGINS

Our gross profit margins were 29.2 percent and 28.6 percent for the three-month and six-month periods ended June 30, 2014, respectively, compared with 28.3 percent and 27.8 percent for the comparable periods of 2013.  Selling, general and administrative expenses, as a percentage of sales, were 18.6 percent and 19.3 percent for the three-month and six-month periods ended June 30, 2014, respectively, compared to 19.6 percent and 19.8 percent, respectively, for the comparable periods of 2013.

Gross profit margins for the three-month and six-month periods ended June 30, 2014 were positively affected by increased sales volume and lower business rationalization costs, as well as a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives.  Operating profit for the three-month and six-month periods ended June 30, 2014 includes $9 million and $14 million, respectively, of costs and charges related to our business rationalizations and other initiatives, including $7 million in both periods of severance related to corporate office. We anticipate that full-year 2014 rationalization charges for the entire Company will aggregate approximately $18 million compared to our previous estimate of $10 million.  The increase in our full-year estimate is due to actions taken at our corporate office in the second quarter of 2014.  We continue to evaluate our business processes, which may result in additional rationalization charges.

For the three-month and six-month periods ended June 30, 2013, we incurred costs and charges of $18 million and $26 million, respectively, related to these initiatives.

Operating margins in the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2014 were negatively affected by lower North American sales volume and the related under-absorption of fixed costs, as well as a less favorable product mix of North American cabinets.  Such declines more than offset a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2014 were positively impacted by increased sales volume, lower commodity costs, a more favorable product mix and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Installation and Other Services segment for the three-month and six-month periods ended June 30, 2014 were positively impacted by increased sales volume and the related absorption of fixed costs, a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month period ended June 30, 2014 were positively affected by increased sales volume, the timing of advertising costs and the benefits associated with business rationalization activities and other cost savings initiatives, which offset an unfavorable relationship between selling prices and commodity costs, a less favorable product mix and costs for new product introductions and promotions.  Operating margins in this segment for the six-month period ended June 30, 2014 were negatively affected by an unfavorable relationship between selling prices and commodity costs and increased advertising costs, as well as a less favorable product mix, partially offset by increased sales volume.

Operating margins in the Other Specialty Products segment for the three-month and six-month periods ended June 30, 2014 reflect a more favorable product mix, a more favorable relationship between selling prices and commodity costs, lower business rationalization costs and increased sales volume.  Such improvements to operating margins were partially offset by increased expenses related to ERP system implementation.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2014 decreased $4 million and $8 million, respectively, from the comparable periods of 2013 primarily due to the repurchase and retirement of $200 million of 7.125% Notes on August 15, 2013, the scheduled retirement date.

Other, net, for the three-month and six-month periods ended June 30, 2014 included gains of $3 million and $4 million, respectively, related to distributions from private equity funds.  Other, net, for the six-month period ended June 30, 2014 included a loss of $2 million from equity investments.

Other, net, for the three-month and six-month periods ended June 30, 2013 included gains of $4 million and $7 million, respectively, related to distributions from private equity funds.  Other, net, for the six-month period ended June 30, 2013 included income from equity investments of $7 million.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — Attributable to Masco Corporation

Income for the three-month and six-month periods ended June 30, 2014 was $140 million and $216 million compared with $83 million and $145 million for the comparable periods of 2013. Diluted earnings per common share for the three-month and six-month periods ended June 30, 2014 was $.39 per common share and $.60 per common share, respectively, compared with $.23 per common share and $.40 per common share, respectively, for the comparable period of 2013.

Our effective tax rate of 19 percent and 15 percent for the three months and six months ended June 30, 2014, respectively, is lower than our normalized tax rate of 36 percent, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $19 million tax benefit primarily from a state tax benefit on uncertain tax positions due to the expiration of applicable statutes of limitations in various states.

Our effective tax rate of 30 percent and 24 percent for the three months and six months ended June 30, 2013, respectively, is lower than our normalized tax rate of 36 percent, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $11 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitations in various states.

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

OTHER FINANCIAL INFORMATION

Our current ratio was 1.5 to 1 and 1.9 to 1 at June 30, 2014 and December 31, 2013, respectively.  The decrease in the current ratio is due to classification of $500 million of 4.8% Notes due June 2015 to Short-term Notes Payable.

For the six months ended June 30, 2014, cash of $61 million was provided by operating activities.  First half 2014 and 2013 cash from operations was affected by an expected and annually recurring seasonal first half increase in accounts receivable and inventories compared with December 31, 2013.

For the six months ended June 30, 2014, net cash used for financing activities was $125 million and included $54 million for the payment of cash dividends and $39 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2014.  Net cash provided by investing activities was $40 million, including net proceeds from the sale of fixed assets of $8 million and net proceeds from the sale of short-term bank cash deposits of $91 million, partially offset by $54 million for capital expenditures.

Our cash, cash investments and short-term bank deposits were $1.4 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.4 billion and the $1.5 billion of cash, cash investments and short-term bank deposits held at June 30, 2014 and December 31, 2013, $620 million and $622 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  See Note H to the financial statements.

Based on the debt to total capitalization covenant in the Credit Agreement, at June 30, 2014, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion.  Additionally, at June 30, 2014, the Company could absorb a reduction to shareholders’ equity of approximately $897 million and remain in compliance with the debt to total capitalization covenant.

We were in compliance with all covenants and had no borrowings under our credit agreement at June 30, 2014.

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

We believe that new home construction and repair and remodel activity will show steady growth in 2014.  We are well positioned to grow our key brands and to gain market share in this environment.  We remain committed to realizing the full potential of our core businesses, leveraging opportunities across our portfolio and actively managing the portfolio to drive long-term shareholder value.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, and our ability to maintain our competitive position in our industries.  These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  Our forward-looking statements in this report speak only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

b.        Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2014, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 6. Exhibits

10a	-	Masco Corporation 2014 Long Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.a to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

10b	-	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.b to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

10c	-	Form of Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.c to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

10d	-	Form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.d to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

12	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

	By:	/s/ John G. Sznewajs
	Name:	John G. Sznewajs
	Title:	Vice President, Treasurer and
Chief Financial Officer

July 29, 2014

EXHIBIT INDEX

Exhibit

Exhibit 10a	Masco Corporation 2014 Long Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.a to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

Exhibit 10b	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.b to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

Exhibit 10c	Form of Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.c to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

Exhibit 10d	Form of Stock Option Grant Agreement. Incorporated by reference to Exhibit 10.d to Masco Corporation’s Current Report on Form 8-K dated and filed on May 6, 2014.

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File