Form 10-Q
period 2014-09-30
MASCO CORP /DE/
filed 2014-10-28
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 21, 2014
Common stock, par value $1.00 per share	356,260,200

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2014 and December 31, 2013

(In Millions, Except Share Data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash investments	$1,282	$1,223
Short-term bank deposits	275	321
Receivables	1,229	1,004
Prepaid expenses and other	353	155
Inventories:
Finished goods	459	398
Raw material	289	268
Work in process	114	99
	862	765
Total current assets	4,001	3,468
Property and equipment, net	1,153	1,252
Goodwill	1,891	1,903
Other intangible assets, net	147	149
Other assets	181	185
Total assets	$7,373	$6,957

LIABILITIES
Current liabilities:
Notes payable	$505	$6
Accounts payable	1,020	902
Accrued liabilities	890	874
Total current liabilities	2,415	1,782
Long-term debt	2,919	3,421
Deferred income taxes and other	681	967
Total liabilities	6,015	6,170

Commitments and contingencies

EQUITY

Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2014 – 349,900,000; 2013 – 349,500,000	350	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2014 – None; 2013 – None	—	—
Paid-in capital	17	16
Retained earnings	716	79
Accumulated other comprehensive income	64	115
Total Masco Corporation’s shareholders’ equity	1,147	559
Noncontrolling interest	211	228
Total equity	1,358	787
Total liabilities and equity	$7,373	$6,957

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(In Millions, Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$2,232	$2,150	$6,457	$6,175
Cost of sales	1,621	1,543	4,638	4,451
Gross profit	611	607	1,819	1,724
Selling, general and administrative expenses	409	395	1,225	1,192
Operating profit	202	212	594	532
Other income (expense), net:
Interest expense	(57)	(58)	(169)	(178)
Other, net	7	6	10	23
	(50)	(52)	(159)	(155)
Income from continuing operations before income taxes	152	160	435	377
Income tax benefit (expense)	403	(38)	361	(91)
Income from continuing operations	555	122	796	286
Income (loss) from discontinued operations	1	(2)	(2)	(16)
Net income	556	120	794	270
Less: Net income attributable to noncontrolling interest	13	11	38	30
Net income attributable to Masco Corporation	$543	$109	$756	$240

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$1.52	$.31	$2.12	$.72
Loss from discontinued operations	—	(.01)	(.01)	(.04)
Net income	$1.52	$.31	$2.12	$.67
Diluted:
Income from continuing operations	$1.51	$.31	$2.11	$.71
Loss from discontinued operations	—	(.01)	(.01)	(.04)
Net income	$1.51	$.30	$2.10	$.67
Amounts attributable to Masco Corporation:
Income from continuing operations	$542	$111	$758	$256
Income (loss) from discontinued operations	1	(2)	(2)	(16)
Net income	$543	$109	$756	$240

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$556	$120	$794	$270
Less: Net income attributable to noncontrolling interest	13	11	38	30
Net income attributable to Masco Corporation	$543	$109	$756	$240

Other comprehensive income, net of tax (see Note K):
Cumulative translation adjustment	(73)	37	(79)	11
Interest rate swaps	—	—	1	1
Unrecognized pension prior service cost and net loss	—	5	6	14
Other comprehensive (loss) income	(73)	42	(72)	26
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(18)	8	(21)	4

Other comprehensive (loss) income attributable to Masco Corporation	$(55)	$34	$(51)	$22

Total comprehensive income	$483	$162	$722	$296
Less: Total comprehensive (loss) income attributable to the noncontrolling interest	(5)	19	17	34

Total comprehensive income attributable to Masco Corporation	$488	$143	$705	$262

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(In Millions)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$543	$489
Increase in receivables	(257)	(302)
Increase in inventories	(109)	(40)
Increase in accounts payable and accrued liabilities, net	129	203
Net cash from operating activities	306	350

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Cash dividends paid	(86)	(81)
Dividend payment to noncontrolling interest	(34)	(34)
Purchase of Company common stock	(39)	(35)
Credit Agreement costs	—	(4)
Issuance of Company common stock	1	—
Retirement of Notes	—	(200)
Payment of debt, net	(2)	(2)
Net cash for financing activities	(160)	(356)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(82)	(88)
Acquisition of companies, net of cash acquired	(2)	(5)
Proceeds from disposition of:
Other financial investments	13	13
Short-term bank deposits	322	309
Businesses	—	—
Property and equipment	12	24
Purchases of:
Other financial investments	—	—
Short-term bank deposits	(297)	(269)
Other, net	(26)	(5)
Net cash for investing activities	(60)	(21)
Effect of exchange rate changes on cash and cash investments	(27)	(2)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	59	(29)
At January 1	1,223	1,040
At September 30	$1,282	$1,011

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2014 and 2013

(In Millions)

				(Accumulated	Accumulated
		Common		Deficit)	Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income	Interest

Balance, January 1, 2013	$534	$349	$16	$(102)	$59	$212
Total comprehensive income	296			240	22	34
Shares issued	—	3	(3)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(20)	(1)	(19)
Cash dividends declared	(81)		(14)	(67)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	39		39
Balance, September 30, 2013	$699	$349	$8	$49	$81	$212

Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income (loss)	722			756	(51)	17
Shares issued	(5)	3	(8)
Shares retired:
Repurchased	(39)	(2)	(9)	(28)
Surrendered (non-cash)	(15)		(15)
Cash dividends declared	(91)			(91)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	33		33
Balance, September 30, 2014	$1,358	$350	$17	$716	$64	$211

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as at September 30, 2014 and the results of operations for the three months and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013.  The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements.

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

Revision of Previously Issued Financial Statements.  During the first quarter ended March 31, 2014, the Company identified an error in the accounting for certain of its investments in private equity limited partnership funds.  The investments were inappropriately accounted for under the cost basis versus the equity method.  The impact of the error was to under report the investment value (included in other assets on the consolidated balance sheets) and to over (under) state equity investment earnings (loss) (included in other income (expense), net in the consolidated statements of operations).  We have revised our three-month and nine-month periods ended September 30, 2013 consolidated statement of operations and prior year consolidated balance sheet in these financial statements to reflect the investment accounted for as an equity investment.  Retained earnings and other comprehensive income were adjusted for the changes in net income.  Other historic periods will be revised, as detailed below, in our future filings. This error is not considered material to any prior period financial statement.

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

Selected financial information for the discontinued operations, during the period owned by the Company, was as follows, in millions:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Net Sales	$75	$194

Operating loss from discontinued operations	$—	$(8)
Impairment of assets	—	(10)
Loss on disposal of discontinued operations, net	(2)	(2)
Loss before income tax	(2)	(20)
Income tax benefit	—	(4)
Loss from discontinued operations, net	$(2)	$(16)

During the first quarter of 2013, the Company estimated the fair value of the business held for sale, using unobservable inputs (Level 3).  After considering the deferred gains reported in Accumulated Other Comprehensive Income, the Company recorded an impairment of $10 million in the first quarter of 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C.                        The changes in the carrying amount of goodwill for the nine months ended September 30, 2014, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Sep. 30, 2014	Losses	Sep. 30, 2014
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	538	(340)	198
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249
Total	$3,861	$(1,970)	$1,891

	Gross Goodwill	Accumulated	Net Goodwill		Net Goodwill
	At	Impairment	At		At
	Dec. 31, 2013	Losses	Dec. 31, 2013	Other(A)	Sep. 30, 2014
Cabinets and Related Products	$240	$(59)	$181	$—	$181
Plumbing Products	550	(340)	210	(12)	198
Installation and Other Services	1,806	(762)	1,044	—	1,044
Decorative Architectural Products	294	(75)	219	—	219
Other Specialty Products	983	(734)	249	—	249
Total	$3,873	$(1,970)	$1,903	$(12)	$1,891

(A)       Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $132 million and $133 million at September 30, 2014 and December 31, 2013, respectively, and principally included registered trademarks. The carrying value of the Company’s definite-lived intangible assets was $15 million (net of accumulated amortization of $65 million) at September 30, 2014 and $16 million (net of accumulated amortization of $62 million) at December 31, 2013, and principally included customer relationships and non-compete agreements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.                        Depreciation and amortization expense, including discontinued operations, was $125 million and $143 million, including accelerated depreciation (relating to business rationalization initiatives) of $1 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively.

As a result of business rationalization initiatives, at September 30, 2014, the Company decided to sell two facilities within its Cabinets and Related Products segment.  At September 30, 2014, the net book value of those facilities was approximately $10 million, included in property and equipment, net in the condensed consolidated balance sheet as of September 30, 2014.  In the third quarter of 2014, the Company recorded a charge of $28 million, included in cost of goods sold in the condensed consolidated statement of operations, to reflect the estimated fair value of those facilities.  Fair value was estimated using a market approach (Level 3 input), considering the estimated fair values for other comparable facilities in the areas where the facilities are located.

E.                         The Company has maintained investments in available-for-sale securities and a number of private equity funds, principally as part of its tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.  Financial investments included in other assets were as follows, in millions:

	September 30,	December 31,
	2014	2013
Equity method investments	$61	$70
Total equity method investments	61	70

Auction rate securities	22	22
Total recurring investments	22	22

Private equity funds	15	18
Other investments	4	3
Total non-recurring investments	19	21

Total	$102	$113

The Company did not have any transfers between Level 1 and Level 2 financial assets in the three months or nine months ended September 30, 2014 or 2013.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note E — concluded:

The Company’s investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both September 30, 2014 and December 31, 2013.

Non-Recurring Fair Value Measurements.  During the three months and nine months ended September 30, 2014 and 2013, the Company did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of private equity funds.

Realized Gains (Losses) and Impairment Charges.  Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Realized gains from private equity funds	$—	$—	$4	$7
Equity investment (loss) income, net	—	6	(2)	13
Income from other investments, net	—	—	—	1
Total income from financial investments	$—	$6	$2	$21

Fair Value of Debt.  The fair value of the Company’s short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to the Company for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at September 30, 2014 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2013 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

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

The pre-tax (losses) gains included in the Company’s condensed consolidated statements of operations is as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign Currency Contracts
Exchange Contracts	$5	$(4)	$2	$3
Forward Contracts	1	(1)	—	1
Metal Contracts	—	3	—	(6)

Total gain (loss)	$6	$(2)	$2	$(2)

The Company presents its derivatives, net by counterparty due to the right of offset under master netting arrangements in current assets or current liabilities in the condensed consolidated balance sheet.  The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At September 30, 2014
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$76
Current assets		$4	$—
Forward Contracts
Current assets	64	1	—

Metals Contracts
Current assets	61	2	2
Total		$7	$2

	At December 31, 2013
	Notional
	Amount	Assets	Liabilities
Foreign Currency Contracts
Exchange Contracts	$53
Current liabilities		$—	$2
Forward Contracts	88
Current liabilities		—	1

Metals Contracts	48
Current liabilities		—	2

Total		$—	$5

The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G.                        Changes in the Company’s warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2014	December 31, 2013
Balance at January 1	$124	$118
Accruals for warranties issued during the period	36	42
Accruals related to pre-existing warranties	6	6
Settlements made (in cash or kind) during the period	(35)	(42)
Other, net	(3)	—
Balance at end of period	$128	$124

H.                       On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.

Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at September 30, 2014, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion.  Additionally, at September 30, 2014, the Company could absorb a reduction to shareholders’ equity of approximately $859 million and remain in compliance with the debt to total capitalization covenant.

In order for the Company to borrow under the Credit Agreement, there must not be any default in the Company’s covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and the Company’s representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency).  The Company was in compliance with all covenants and no borrowings have been made at September 30, 2014.

I.                            The Company’s 2014 Long Term Stock Incentive Plan (and the prior plan that it replaced) provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company.  At September 30, 2014, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Long-term stock awards	$7	$7	$30	$27
Stock options	1	2	3	12
Phantom stock awards and stock appreciation rights	3	3	4	6
Total	$11	$12	$37	$45

Income tax benefit (37 percent tax rate - before valuation allowance)	$4	$5	$14	$17

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I - continued:

Long-Term Stock Awards.  Long-term stock awards are granted to key employees and non-employee Directors of the Company and do not cause net share dilution inasmuch as the Company continues the practice of repurchasing and retiring an equal number of shares in the open market.  The Company granted 1,680,220 shares of long-term stock awards in the nine months ended September 30, 2014.

The Company’s long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2014	2013
Unvested stock award shares at January 1	8	8
Weighted average grant date fair value	$17	$16

Stock award shares granted	1	2
Weighted average grant date fair value	$22	$20

Stock award shares vested	2	2
Weighted average grant date fair value	$17	$17

Stock award shares forfeited	1	—
Weighted average grant date fair value	$16	$17

Unvested stock award shares at September 30	6	8
Weighted average grant date fair value	$18	$17

At September 30, 2014 and 2013, there was $68 million and $76 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years in both 2014 and 2013.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2014 and 2013 was $50 million and $38 million, respectively.

Stock Options.  Stock options are granted to key employees of the Company.  The exercise price equals the market price of the Company’s common stock at the grant date.

The Company granted 332,750 of stock option shares in the nine months ended September 30, 2014 with a grant date exercise price approximating $22 per share. In the first nine months of 2014, 3,640,670 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I - continued:

The Company’s stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2014	2013
Option shares outstanding, January 1	24	30
Weighted average exercise price	$22	$21

Option shares granted, including restoration options	—	1
Weighted average exercise price	$22	$20

Option shares exercised	2	3
Aggregate intrinsic value on date of exercise (A)	$17 million	$22 million
Weighted average exercise price	$16	$12

Option shares forfeited	3	1
Weighted average exercise price	$28	$23

Option shares outstanding, September 30	19	27
Weighted average exercise price	$21	$22
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, September 30	19	27
Weighted average exercise price	$21	$22
Aggregate intrinsic value (A)	$102 million	$91 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), September 30	16	22
Weighted average exercise price	$22	$24
Aggregate intrinsic value (A)	$80 million	$51 million
Weighted average remaining option term (in years)	3	3

(A)                   Aggregate intrinsic value is calculated using the Company’s stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At September 30, 2014 and 2013, there was $7 million and $10 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both September 30, 2014 and 2013.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I - concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Weighted average grant date fair value	$9.53	$8.35
Risk-free interest rate	1.91%	1.22%
Dividend yield	1.34%	1.47%
Volatility factor	49.00%	49.07%
Expected option life	6 years	6 years

J.                            Net periodic pension cost for the Company’s defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	12	2	10	2
Expected return on plan assets	(11)	—	(10)	—
Amortization of net loss	2	1	4	1
Net periodic pension cost	$4	$3	5	3

	Nine Months Ended September 30,
	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—
Interest cost	38	6	32	5
Expected return on plan assets	(35)	—	(30)	—
Amortization of net loss	8	1	12	2
Net periodic pension cost	$14	$7	$17	$7

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

K.                       The reclassifications from accumulated other comprehensive income to the condensed consolidated statement of operations were as follows, in millions:

	Amount Reclassified
Accumulated Other	Three Months		Nine Months
Comprehensive	Ended Sep. 30,		Ended Sep. 30,		Income Statement
Income (Loss)	2014	2013	2014	2013	Line Item

Amortization of defined benefit pension:
Actuarial losses, net	$3	$5	$9	$14	Selling, General & Administrative Expense
	(3)	—	(3)	—	Income tax benefit

Interest rate swaps	$—	$—	$1	$1	Interest expense
	—	—	—	—	Income tax benefit

There was no tax effect for either the amortization of the actuarial losses or the interest rate swaps in 2013 due to the tax valuation allowance.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.        Information about the Company by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
The Company’s operations by segment were:
Cabinets and Related Products	$266	$262	$(35)	$(2)	$756	$763	$(55)	$(4)
Plumbing Products	855	820	141	118	2,504	2,384	399	306
Installation and Other Services	398	370	20	18	1,117	1,039	33	22
Decorative Architectural Products	523	522	91	93	1,560	1,519	280	286
Other Specialty Products	190	176	20	16	520	470	39	26
Total	$2,232	$2,150	$237	$243	$6,457	$6,175	$696	$636
The Company’s operations by geographic area were:
North America	$1,818	$1,756	$182	$193	$5,217	$5,031	$527	$518
International, principally Europe	414	394	55	50	1,240	1,144	169	118
Total	$2,232	$2,150	237	243	$6,457	$6,175	696	636
General corporate expense, net			(35)	(31)			(102)	(104)
Operating profit			202	212			594	532
Other income (expense), net			(50)	(52)			(159)	(155)
Income from continuing operations before income taxes			$152	$160			$435	$377

(A)                   Inter-segment sales were not material.

M.                     As part of the Company’s continuing review of its operations to improve cost structure and business processes, actions were taken during 2014 and 2013 to respond to market conditions.  The Company recorded charges related to severance and early retirement programs of $13 million and $24 million for the three months and nine months ended September 30, 2014, respectively, and $4 million and $16 million for the three months and nine months ended September 30, 2013, respectively. Such charges are principally reflected in the statement of operations in selling, general and administrative expenses.  In 2014, $13 million and $20 million for the three months and nine months ended September 30, 2014, respectively, of the severance costs relate to corporate office actions and are included in general corporate expense, net.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N.                        Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income from cash and cash investments	$1	$1	$2	$3
Income from financial investments (Note E)	—	6	2	21
Currency gains (losses)	5	(1)	5	—
Other items, net	1	—	1	(1)
Total other net	$7	$6	$10	$23

O.                        Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator (basic and diluted):
Income from continuing operations	$542	$111	$758	$256
Less: Allocation to unvested restricted stock awards	(11)	(2)	(15)	(5)
Income from continuing operations attributable to common shareholders	531	109	743	251
Income (loss) from discontinued operations, net	1	(2)	(2)	(16)
Less: Allocation to unvested restricted stock awards	—	—	—	—
Income (loss) from discontinued operations attributable to common shareholders	1	(2)	(2)	(16)
Net income available to common shareholders	$532	$107	$741	$235
Denominator:
Basic common shares (based upon weighted average)	350	349	350	349
Add:
Stock option dilution	3	3	3	3
Diluted common shares	353	352	353	352

For the three months and nine months ended September 30, 2014 and 2013, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards (participating securities).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note O — concluded:

Additionally, 8 million common shares for both the three months and nine months ended September 30, 2014 and 15 million and 14 million common shares for the three months and nine months ended September 30, 2013, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first nine months of 2014, the Company granted 1.7 million shares of long-term stock awards; to offset the dilutive impact of these awards, the Company also repurchased and retired 1.7 million shares of Company common stock, for cash aggregating approximately $39 million.

On September 30, 2014, the Company announced that its Board of Directors authorized the repurchase of up to 50 million shares for retirement of Company common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007.

On the basis of amounts paid (declared), cash dividends per common share were $.090 ($.090) and $.24 ($.255) for the three months and nine months ended September 30, 2014, respectively, and $.075 ($.075) and $.225 ($.225) for the three months and nine months ended September 30, 2013, respectively.

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

Although new home construction activity and retail sales of builder products strengthened during 2013 resulting in profitability in the Company’s U.S. operations, we continued to record a full valuation allowance against the U.S. Federal deferred tax assets as we remained in a three-year cumulative loss position throughout 2013.

In the third quarter of 2014, the Company recorded a $517 million tax benefit from the release of the valuation allowance against its U.S. Federal and certain state deferred tax assets due primarily to a return to sustainable profitability in its U.S. operations.  In reaching this conclusion, we considered the continued improvement in both the new home construction market and repair and remodel activity in the U.S. and our progress on strategic initiatives to reduce costs and expand our product leadership positions which contributed to the continued improvement in our U.S. operations over the past few years.  Additionally, we anticipate the availability of future taxable income and achieving a cumulative three-year income position in the U.S. by the fourth quarter of 2014 as a result of seven consecutive quarters of U.S. pre-tax earnings.

As a result of the valuation allowance release in the third quarter of 2014, the net short-term deferred tax assets included in prepaid expenses and other on the condensed consolidated balance sheet as of September 30, 2014 was $265 million; such balance was $73 million at December 31, 2013.

It is reasonably possible that the continued improvements in certain of our businesses located in the U.S. and in Europe could result in the objective positive evidence necessary to warrant the additional reversal of all or a portion of the valuation allowance, up to approximately $35 million, by the end of 2015.

Excluding the $517 million valuation allowance release, our effective tax rate was 75 percent and 36 percent for the three months and nine months ended September 30, 2014, respectively.  As a result of the reversal of the valuation allowance in the third quarter of 2014, the tax expense for the nine months ended September 30, 2014 approximates our U.S. Federal statutory tax rate while the tax expense for the three months ended September 30, 2014 includes an additional tax expense of $51 million to adjust the taxes recorded in the first and second quarter of 2014, which previously benefited from the decrease in the valuation allowance, to the higher third quarter effective tax rate.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Note Q — concluded:

Our effective tax rate of 24 percent for both the three months and nine months ended September 30, 2013, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward.  The effective tax rate for the nine months ended September 30, 2013 includes a $12 million state tax benefit on uncertain tax positions due primarily to the expiration of applicable statutes of limitation.

R.                        On September 30, 2014, the Company announced a plan to spin-off of 100 percent of its Installation and Other Services businesses into an independent, publicly-traded company through a tax-free stock distribution to the Company’s shareholders.  The transaction is expected to be completed in mid-2015.

Item 2.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 AND THE FIRST NINE MONTHS 2014 VERSUS

THIRD QUARTER 2013 AND THE FIRST NINE MONTHS 2013

SALES AND OPERATIONS

The following table sets forth the Company’s net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		Increase
	2014	2013	2014 vs. 2013
Net Sales:
Cabinets and Related Products	$266	$262	2%
Plumbing Products	855	820	4%
Installation and Other Services	398	370	8%
Decorative Architectural Products	523	522	—%
Other Specialty Products	190	176	8%
Total	$2,232	$2,150	4%

North America	$1,818	$1,756	4%
International, principally Europe	414	394	5%
Total	$2,232	$2,150	4%

	Nine Months Ended
	September 30,
	2014	2013
Net Sales:
Cabinets and Related Products	$756	$763	(1)%
Plumbing Products	2,504	2,384	5%
Installation and Other Services	1,117	1,039	8%
Decorative Architectural Products	1,560	1,519	3%
Other Specialty Products	520	470	11%
Total	$6,457	$6,175	5%

North America	$5,217	$5,031	4%
International, principally Europe	1,240	1,144	8%
Total	$6,457	$6,175	5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(13.2)%	(0.8)%	(7.3)%	(0.5)%
Plumbing Products	16.5%	14.4%	15.9%	12.8%
Installation and Other Services	5.0%	4.9%	3.0%	2.1%
Decorative Architectural Products	17.4%	17.8%	17.9%	18.8%
Other Specialty Products	10.5%	9.1%	7.5%	5.5%

North America	10.0%	11.0%	10.1%	10.3%
International, principally Europe	13.3%	12.7%	13.6%	10.3%
Total	10.6%	11.3%	10.8%	10.3%
Total operating profit margin, as reported	9.1%	9.9%	9.2%	8.6%

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

NET SALES

Net sales increased four percent and five percent for the three-month and nine-month periods ended September 30, 2014, respectively, from the comparable periods of 2013.  Excluding the positive effect of currency translation, net sales increased four percent for the nine-month period ending September 30, 2014 from the comparable period of 2013.  The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales, as reported	$2,232	$2,150	$6,457	$6,175
Acquisitions	—	—	(2)	—
Net sales, excluding acquisitions	2,232	2,150	6,455	6,175
Currency translation	(5)	—	(38)	—
Net sales, excluding acquisitions and the effect of currency translation	$2,227	$2,150	$6,417	$6,175

North American net sales were positively impacted by increased sales volume of plumbing products, installation and other services, windows and builders’ hardware, which, in the aggregate, increased North American sales by four percent for both the three-month and nine-month periods ended September 30, 2014, from the comparable periods of 2013.  Net sales were also positively affected by net selling price increases, primarily related to cabinets, installation and other services and windows, which increased sales by one percent and two percent for the three-month and nine-month periods ended September 30, 2014, respectively, from the comparable periods of 2013. Such increases were offset by lower sales volume and a less favorable product mix of cabinets (for the nine-month period only) and lower selling prices of plumbing products, paints and stains and builders’ hardware, which, in the aggregate, reduced North American sales by one percent and two percent for the three-month and nine-month periods ended September 30, 2014, respectively, from the comparable periods of 2013.

A weaker U.S. dollar increased International net sales by two percent and four percent in the three-month and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. In local currencies, net sales from International operations increased three percent and four percent for the three-month and nine-month periods ended September 30, 2014 primarily due to selling price increases for International plumbing products and a more favorable product mix of cabinets and windows.

Net sales of Cabinets and Related Products increased for the third quarter due to increased selling prices of North American cabinets, a more favorable product mix of North American and International cabinets and increased sales volume of International cabinets.  Net sales in this segment decreased for the nine-month period ended September 30, 2014, compared to the same period of 2013, due to lower sales volume and a less favorable product mix of North American cabinets, which more than offset increased sales volume of International cabinets and increased selling prices of North American cabinets.  A weaker U.S. dollar increased sales in this segment by one percent in both the three-month and nine-month periods ended September 30, 2014 from the comparable periods of 2013.

Net sales of Plumbing Products increased due to increased sales volume of both North American and International operations, which, on a combined basis, increased sales by three percent and four percent for the three-month and nine-month periods ended September 30, 2014, respectively, from the comparable periods of 2013.  This segment was also positively affected by increased selling prices of International plumbing products.  A weaker U.S. dollar increased sales by one percent in the nine-month period ended September 30, 2014, from the comparable period of 2013.

Net sales of Installation and Other Services increased for the three-month and nine-month periods ended September 30, 2014, compared to the same periods of 2013, primarily due to increased sales volume related to a higher level of activity in new home construction, as well as increased volume of distribution and commercial sales.  Net sales in this segment were also positively affected by increased selling prices.  Such increases were partially offset by a less favorable product mix.

Net sales of Decorative Architectural Products were flat for the third quarter, primarily due to increased sales volume of builders’ hardware which was offset by lower sales volume of paints and stains related to inventory adjustments made by a retail customer, lower selling prices and increased costs for promotions and buybacks. Net sales in this segment increased for the nine-month period ended September 30, 2014, compared to the same period of 2013, due to increased sales volume of paints and stains due to new product introductions and other growth initiatives and builders’ hardware, partially offset by lower selling prices of paints and stains and costs for promotions. As a result of the third quarter 2014 inventory adjustments related to paints and stains, we are experiencing strong replenishment orders in October.

Net sales of Other Specialty Products increased for the three-month and nine-month periods ended September 30, 2014 due to a more favorable product mix, increased sales volume and increased selling prices of North American windows in the Western U.S., which in the aggregate increased sales in this segment by seven percent and eight percent in the three-month and nine-month periods ended September 30, 2014, respectively, from the comparable periods of 2013.  This segment was also positively affected by a more favorable mix of International windows.  A weaker U.S. dollar increased sales by two percent in both the three-month and nine-month periods ended September 30, 2014, compared to 2013.

OPERATING MARGINS

Our gross profit margins were 27.4 percent and 28.2 percent for the three-month and nine-month periods ended September 30, 2014, respectively, compared with 28.2 percent and 27.9 percent for the comparable periods of 2013.

Gross profit margins for the three-month and nine-month periods ended September 30, 2014 include $28 million and $32 million of rationalization expenses primarily related to the decision to sell two facilities in the Cabinets and Related Products segment. Gross profit margins for the three-month and nine-month periods ended September 30, 2013 include $6 million and $23 million of rationalization expenses related to actions taken in several segments. Gross profit margins for the three-month and nine-month periods ended September 30, 2014 were positively affected by increased sales volume, as well as a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, were 18.3 percent and 19.0 percent for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 18.4 percent and 19.3 percent, respectively, for the comparable periods of 2013.

We have been focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives.  Operating profit for the three-month and nine-month periods ended September 30, 2014 includes $41 million and $55 million, respectively, of costs and charges related to our business rationalizations and other initiatives, including $13 million and $20 million in the three-month and nine-month periods ended September 30, 2014, respectively, of severance related to corporate office actions. We anticipate that full-year 2014 rationalization charges for the entire Company will aggregate approximately $58 million compared to our previous estimate of $10 million.  The increase in our full-year estimate is due to actions taken at our corporate office in the second and third quarters of 2014, as well as actions taken in our Cabinets and Related Products segment to sell two manufacturing facilities.  We continue to evaluate our business processes, which may result in additional rationalization charges.

For the three-month and nine-month periods ended September 30, 2013, we incurred costs and charges of $10 million and $36 million, respectively, related to these initiatives.

Operating margins in the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2014 were negatively affected by rationalization charges of $28 million and $31 million for the three-month and nine-month periods ended September 30, 2014, respectively, primarily related to impairment charges due to the decision to sell two manufacturing facilities.  This segment was also negatively affected by lower North American sales volume and the related under-absorption of fixed costs, as well as a less favorable product mix of North American cabinets (for the nine-month period only). Such declines more than offset a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Plumbing Products segment for the three-month and nine-month periods ended September 30, 2014 were positively impacted by increased sales volume, a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Installation and Other Services segment for the three-month and nine-month periods ended September 30, 2014 were positively impacted by increased sales volume and a more favorable relationship between selling prices and commodity costs.

Operating margins in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2014 were negatively affected by an unfavorable relationship between selling prices and commodity costs, a less favorable product mix and costs for new product introductions, promotions and buy backs.  Such decreases more than offset the benefits associated with cost savings initiatives.

Operating margins in the Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2014 reflect a more favorable relationship between selling prices and commodity costs, a more favorable product mix and increased sales volume.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2014 decreased $1 million and $9 million, respectively, from the comparable periods of 2013 primarily due to the repurchase and retirement of $200 million of 7.125% Notes on August 15, 2013, the scheduled retirement date.

Other, net, for the three-month and nine-month periods ended September 30, 2014 included gains of $—million and $4 million, respectively, related to distributions from private equity funds.  Other, net, for the three-month and nine-month periods ended September 30, 2014 included a loss of $— million and $2 million, respectively, from equity investments.

Other, net, for the three-month and nine-month periods ended September 30, 2013 included gains of $—million and $7 million, respectively, related to distributions from private equity funds.  Other, net, for the three-month and nine-month periods ended September 30, 2013 included income from equity investments of $6 million and $13 million, respectively.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — Attributable to Masco Corporation

Income for the three-month and nine-month periods ended September 30, 2014 was $542 million and $758 million compared with $111 million and $256 million for the comparable periods of 2013. Diluted earnings per common share for the three-month and nine-month periods ended September 30, 2014 was $1.51 per common share and $2.11 per common share, respectively, compared with $.31 per common share and $.71 per common share, respectively, for the comparable period of 2013.

As a result of the continued profitability of the Company’s U.S. operations, a $466 million ($1.32 per common share) net tax benefit was recorded in the third quarter of 2014 primarily from the release of the $517 million valuation allowance against its U.S. Federal and certain state deferred tax assets. This reversal was offset by an additional $51 million tax expense to adjust taxes recorded in the first half of 2014 to the higher third quarter effective tax rate.

Excluding the $517 million valuation allowance release, our effective tax rate was 75 percent and 36 percent for the three months and nine months ended September 30, 2014, respectively.  As a result of the reversal of the valuation allowance in the third quarter of 2014, the tax expense for the nine months ended September 30, 2014 approximates our U.S. Federal statutory tax rate while the tax expense for the three months ended September 30, 2014 includes an additional tax expense of $51 million to adjust the taxes recorded in the first and second quarter of 2014, which previously benefited from the decrease in the valuation allowance, to the higher third quarter effective tax rate.

It is reasonably possible that the continued improvements in certain of our businesses located in the U.S. and in Europe could result in the objective positive evidence necessary to warrant the additional reversal of all or a portion of the valuation allowance, up to approximately $35 million, by the end of 2015.

Our effective tax rate of 24 percent for both the three months and nine months ended September 30, 2013, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward.  The effective tax rate for the nine months ended September 30, 2013 includes a $12 million state tax benefit on uncertain tax positions due primarily to the expiration of applicable statutes of limitation.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 and 1.9 to 1 at September 30, 2014 and December 31, 2013, respectively.  The decrease in the current ratio is due to classification of $500 million of 4.8% Notes due June 2015 to Short-term Notes Payable.

For the nine months ended September 30, 2014, cash of $306 million was provided by operating activities.

For the nine months ended September 30, 2014, net cash used for financing activities was $160 million and included $86 million for the payment of cash dividends and $39 million for the acquisition of Company common stock in open-market transactions to offset the dilutive impact of long-term stock awards granted in 2014.  Net cash used for investing activities was $60 million, including $82 million for capital expenditures, partially offset by net proceeds from the sale of short-term bank deposits of $25 million.

Our cash, cash investments and short-term bank deposits were $1.6 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds and government securities.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.6 billion and the $1.5 billion of cash, cash investments and short-term bank deposits held at September 30, 2014 and December 31, 2013, $638 million and $622 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 28, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  See Note H to the financial statements.

Based on the debt to total capitalization covenant in the Credit Agreement, at September 30, 2014, the Company had additional borrowing capacity, subject to availability, of up to $1.2 billion.  Additionally, at September 30, 2014, the Company could absorb a reduction to shareholders’ equity of approximately $859 million and remain in compliance with the debt to total capitalization covenant.

We were in compliance with all covenants and had no borrowings under our credit agreement at September 30, 2014.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, our ability to maintain our competitive position in our industries, risks associated with the proposed spin-off of our Services Business, our ability to realize the expected benefits of the spin-off, the timing and terms of our share repurchase program, and our ability to reduce corporate expense and simplify our organizational structure.  We discuss many of the risks we face in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q and in other filings we make with the Securities and Exchange Commission.  Our forward-looking statements in this Report speak only as of the date of this Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Item 4.                                 CONTROLS AND PROCEDURES

a.              Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

b.              Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2014, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

Set forth below are material additions to the risk factors we discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to our Proposed Spin-Off Transaction

We are pursuing a plan to spin-off our Installation and Other Services segment (the “Services Business”).  We are incurring significant costs in connection with this transaction, which also requires considerable time and attention of our management, and we may not be able to complete the transaction or, if the transaction is completed, realize the anticipated benefits.

In September 2014, we announced a plan to separate our Services Business from our other businesses through a spin-off transaction in which we would distribute the common stock of the Services Business to our existing shareholders. Completion of the transaction will be contingent upon approval by our Board of Directors, our receipt of an opinion from tax counsel, the effectiveness of a Registration Statement on Form 10, and certain other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by several factors, including:

•                  our ability to obtain sufficient financing for the newly-created entity on acceptable terms;

•                  our ability to obtain any necessary consents or approvals;

•                  changes in the underlying businesses, contracts, or customers; and

•                  political and economic conditions at the time of the transaction.

For these and other reasons, we may not be able to complete the spin-off within the expected time frame or at all. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off. We have incurred and will continue to incur significant costs in connection with this transaction, which will affect our profitability and operating results through completion of the transaction. Executing the proposed spin-off also requires considerable time and attention from management, which could distract them from other tasks in operating our business and executing our other strategic initiatives.

PART II.  OTHER INFORMATION, continued

The proposed spin-off of our Services Business could result in substantial tax liability to us and our stockholders.

Among the conditions to completing the spin-off will be our receipt of an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion will not be binding on the Internal Revenue Service (“IRS”) or the courts.  If, notwithstanding receipt of the opinion, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who receives shares of the new Services Business company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability.

Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new Services Business company are deemed to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we expect to enter into a tax matters agreement with the new Services Business company, under which it will agree not to enter into any transaction without our consent that could cause any portion of the spin-off to be taxable to us and to indemnify us for any tax liability resulting from any such transaction. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us or of the new Services Business company.

Item 6. Exhibits

10	-	Non-Employee Directors Equity Program under Masco Corporation’s 2014 Long Term Stock Incentive Plan

12	-	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	-	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	-	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	-	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	-	Interactive Data File

PART II.  OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

	By:	/s/John G. Sznewajs
	Name:	John G. Sznewajs
	Title:	Vice President, Treasurer and Chief Financial Officer

October 28, 2014

EXHIBIT INDEX

Exhibit

Exhibit 10	Non-Employee Directors Equity Program under Masco Corporation’s 2014 Long Term Stock Incentive Plan

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File