Form 10-K
period 2014-12-31
MASCO CORP /DE/
filed 2015-02-13
CIK 62996

Use these links to rapidly review the document

PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014                            Commission File Number 1-5794
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2014 (based on the closing sale price of $22.20 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $7,790,502,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2015:

349,544,600 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2014 Annual Report on Form 10-K

PART I

Item 1.    Business.

        Masco Corporation manufactures, distributes and installs home improvement and building products, with an emphasis on brand-name consumer products and services holding leadership positions. We are among the largest manufacturers in North America of a number of home improvement and building products, including faucets, cabinets, architectural coatings and windows, and we are a leading provider of services that include the installation of insulation and other building products. We provide broad product offerings in a variety of styles and price points and distribute products through multiple channels, including directly to homebuilders and wholesale and retail channels. Approximately 81 percent of our 2014 sales were generated by our North American operations.

        The market for home improvement and building products at retailers increased by approximately four percent during 2014, despite continued economic uncertainties and modest consumer spending. Housing starts increased approximately ten percent during 2014.

        Throughout 2014, we continued the execution of our strategy to position the Company for future growth, focusing on three strategic pillars: leveraging opportunities across our businesses, driving the full potential of our core businesses and actively managing our portfolio. We achieved gains in each of these areas. First, we leveraged our product leadership positions by expanding our brands and introducing innovative new and improved products. We believe that we gained share in our North American plumbing business with our DELTA®, PEERLESS®, and BRIZO® brands, and internationally with our HANSGROHE® products. In addition to its strong position with the "do-it-yourself" consumer, our decorative architectural products businesses continued to focus on the professional segment with BEHRPRO® paint and KILZ® PRO-X product lines. BEHR® paint expanded its MARQUEE® product line from exterior paint to interior paint and continued to pursue international opportunities. Milgard Manufacturing, our manufacturer of windows in the western U.S., and our U.K. Window Group continued to gain share.

        To help drive the full potential of our core businesses, the second pillar of our strategy, we adopted a leaner operating model. We are transforming our corporate structure to a center-led model. We believe this model will increase our business units' efficiencies and our overall effectiveness as an organization. This change will align our corporate structure to support our strategy to drive the full potential of our businesses. In addition, we continued reducing costs and implementing lean principles and production process improvements. Our Installation and Other Services segments saw progress toward its goals during 2014 through incremental new home construction activity, cost reductions from lean processes and leveraging our ERP system and supply chain savings. During 2014, we remained focused on improvements at our Cabinets and Related Products businesses, which continued to face challenges.

        The third pillar of our strategy is to actively manage our portfolio. In September 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company through a tax-free stock distribution to our shareholders. We believe that these businesses will be better positioned to operate as a separate company that will focus on growth by capitalizing on new home construction in the United States as well as further expanding into commercial and retrofit categories. The transaction is expected to be completed in mid-2015.

        To further drive value creation for our shareholders, our Board of Directors approved the repurchase of an aggregate 50 million shares of our common stock and increased our dividend by 20 percent. During 2014, we repurchased 7 million shares (including 1.7 million shares repurchased in the first quarter of 2014 to offset the dilutive impact of long-term stock awards) of our common stock. At December 31, 2014, we had approximately $1.7 billion of cash, cash investments and short-term bank deposits.

        We believe that the actions we took during 2014 help provide the foundation for us to enhance future shareholder value. We also believe that the spin-off of our Installation and Other Services businesses will allow us to pursue a more focused strategy of growth through the innovation and manufacturing of branded building products. We plan to continue to actively manage our portfolio, identify growth opportunities in key industries and produce new products that differentiate us in the marketplace. By continuing our disciplined execution of our strategy, we believe that we will increase shareholder value by enhancing our customer experience and improving our efficiencies.

Our Business Segments

        We report our financial results in five business segments aggregated by similarity in products and services. The following table sets forth the contribution of our segments to net sales and operating profit (loss) for the three years ended December 31, 2014. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2014, is set forth in Note P to our consolidated financial statements included in Item 8 of this Report.

		(In Millions)
	Net Sales (1)
	2014	2013	2012
Cabinets and Related Products	$999	$1,014	$939
Plumbing Products	3,308	3,183	2,955
Installation and Other Services	1,515	1,412	1,209
Decorative Architectural Products	1,998	1,927	1,818
Other Specialty Products	701	637	574

Total	$8,521	$8,173	$7,495

	Operating Profit (Loss) (1)(2)(3)(4)
	2014	2013	2012
Cabinets and Related Products	$(62)	$(10)	$(89)
Plumbing Products	512	394	307
Installation and Other Services	58	37	(19)
Decorative Architectural Products	360	351	329
Other Specialty Products	47	35	(31)

Total	$915	$807	$497

(1)
Amounts exclude discontinued operations.

(2)
Operating profit (loss) is before general corporate expense, net, and gain on sale of fixed assets, net.

(3)
Operating profit (loss) is before income of $9 million regarding the 2014 litigation settlement in the Decorative Architectural Products segment and before net charges of $77 million regarding the 2012 litigation settlement, primarily in the Installation and Other Services segment.

(4)
Operating profit (loss) includes impairment charges for other intangible assets as follows: For 2012 – Other Specialty Products – $42 million.

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

        Our Cabinets and Related Products segment was particularly affected by the economic downturn and decline in new home construction and repair and remodel activity. While improving, consumer spending for big ticket remodeling projects, including large kitchen and bath remodeling projects, continues to be below normal levels, which impacts our profitability. Although home construction is improving and is expected to continue to improve, the demand for new homes remains below the historic average and demand has increased for multi-family housing units, which are smaller than single-family housing units and require fewer cabinets for the kitchen and bathrooms. In addition, our initiatives to improve this segment, including rationalizing our businesses, closing plants and reducing headcount, have been complex, time-consuming and expensive. The consolidation of our North American cabinet businesses has involved the integration of multiple manufacturing processes and information technology platforms and continues to affect our operations. We continue to focus on our cost structure in this segment and improving cabinet production efficiencies. Although faced with challenges, we are continuing to pursue our strategy to increase sales in this segment through brand building, new product introductions aimed to provide differentiated products to our multiple sales channels, and product innovation.

        The cabinet manufacturing industry in the United States and the United Kingdom includes several large competitors and numerous local and regional competitors. In recent years, we have experienced significant competition in the form of discounts and new product offerings by our competitors, which have impacted the segment's results of operations. We also face competition from foreign manufacturers. In addition to price, we believe that competition in this industry is based largely on product quality, responsiveness to customer needs, product features and selection. Our North American competitors include American Woodmark Corporation, Fortune Brands Home & Security, Inc. and Norcraft Companies, Inc.

        The raw materials used in this segment are primarily hardwood lumber, plywood and particleboard, and are available from multiple sources, both domestic and foreign.

Plumbing Products

        The businesses in our Plumbing Products segment sell a wide variety of faucet, bathing and showering devices that are manufactured by or for us. The majority of our plumbing products are sold in North America and Europe under the brand names DELTA®, PEERLESS®, HANSGROHE®, AXOR®, BRIZO®, BRASSTECH®, BRISTAN™, GINGER®, HERITAGE™, NEWPORT BRASS® and PLUMB SHOP®. Our products include single-handle and double-handle faucets, showerheads, handheld showers, valves, bathing units and toilets. These products are sold to major retail accounts and to wholesalers and distributors that, in turn, sell our products to plumbers, building contractors, remodelers, smaller retailers and others.

        Our spas are manufactured and sold under HOT SPRING®, CALDERA®, FREEFLOW® and other trademarks directly to independent specialty retailers as well as through online mass merchant retailers. Competitors include Jacuzzi, Sundance Spas, Master Spas and Dynasty Spas. We sell HÜPPE® shower enclosures through wholesale channels in Europe. HERITAGE™ ceramic and acrylic bath fixtures and faucets are principally sold in the United Kingdom directly to select retailers.

        In 2014, we completed the process of integrating our plumbing products sold under our AQUA GLASS® and AMERICAN SHOWER & BATH™ brands into the DELTA and PEERLESS brands. Our acrylic tub and shower systems, bath and shower enclosure units, shower trays and laundry tubs are now manufactured and sold under the DELTA, PEERLESS, and MIROLIN® brand names. These products are sold primarily to home center retailers for home improvement and new home construction in North America, although our MIROLIN products are also sold to wholesalers and distributors in Canada.

        Also included in our Plumbing Products segment are brass and copper plumbing system components and other plumbing specialties, which are sold to plumbing, heating and hardware wholesalers and to home center retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North America for the wholesale trade under our BRASSCRAFT®, COBRA®, PLUMB SHOP®, and BRASSTECH®, and MASTER PLUMBER® trademarks, and are also sold under private label.

        We believe that our plumbing products are among the leaders in sales in North America and Europe, with American Standard Brands, Kohler Co., Fortune Brands Home & Security Inc. and Pfister Faucets as major competitors. We are also experiencing competition from foreign manufacturers, including Grohe, particularly in Germany, China and the Middle East. We face significant competition from private label products (including house brands sold by certain of our customers). Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting downward pressure on price. The businesses in our Plumbing Products segment source products primarily from Asia and manufacture products in the United States, Europe and Asia. In addition to price, we believe that competition for our plumbing products is based largely on brand reputation, product quality, product innovation and features and breadth of product offering.

        A substantial portion of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment, and sufficient raw materials have been available for our needs. We have encountered price volatility for brass, brass components and any components containing copper and zinc; therefore, we have implemented a hedging strategy to help reduce the impact of this volatility.

        Federal legislation mandating a national standard for lead content in plumbing products used to convey drinking water became effective in January 2014. Faucet and water supply valve manufacturers, including our plumbing product companies, are required to obtain adequate supplies of lead-free brass or suitable alternative materials for continued production of faucets and certain of our other plumbing products. Our plumbing products that are affected by this legislation meet the federal standards, including our Delta Faucet products that use DIAMOND™ SEAL TECHNOLOGY, which also reduces the number of potential leak points in a faucet and simplifies installation.

Installation and Other Services

        Our Installation and Other Services segment sells installed building products and distributes building products primarily for new home construction, and, to a lesser extent, retrofit and commercial construction, throughout the United States. In addition to insulation, we sell installed gutters, after-paint products, garage doors and fireplaces. The installation and distribution of insulation comprised approximately thirteen percent, twelve percent and eleven percent of our consolidated net sales in 2014, 2013 and 2012, respectively. We install building products primarily to homebuilders through our network of branches located across the United States. Our distributed products include insulation, insulation accessories, gutters and roofing, among others. Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

        We continue to pursue the expansion of this segment to serve the residential and commercial channels and custom homes and we have several initiatives related to improved residential energy efficiency, including retrofit installation services (primarily insulation) delivered directly to homeowners and traditional remodeling contractors, as well as through retailers and dealer outlets.

        In addition to price, we believe that competition in this industry is based largely on customer service and the quality of installation service. We believe that we are a leading provider of installed insulation in the new home construction industry in the United States. Our competitors include Installed Building Products and several regional contractors, as well as numerous local contractors and lumber yards. We believe that our capabilities and financial resources are substantial compared to regional and local contractors.

        We procure the materials used by this segment, primarily insulation, from multiple sources.

Decorative Architectural Products

        We produce architectural coatings including paints, primers, specialty paint products, stains and waterproofing products. The products are sold in the United States, Canada, China, Mexico and South America under the brand names BEHRPRO®, BEHR® and KILZ® to "do-it-yourself" and professional customers through home centers and other retailers. Net sales of architectural coatings comprised approximately 21 percent in 2014 and 2013 and approximately 20 percent of our consolidated net sales in 2012. Our competitors include large national and international brands such as Benjamin Moore, Glidden, Olympic, PPG, Sherwin-Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that competition in this industry is based largely on product quality, technology and product innovation, customer service and brand reputation. In 2014, Behr introduced MARQUEE® Interior Paint that delivers high-performance, one-coat coverage with every color in the exclusive MARQUEE Interior One-Coat Color Collection.

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

        In the United Kingdom, we manufacture and sell windows, doors, related products and components under several brand names including GRIFFIN™, PREMIER™ and DURAFLEX™. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our DURAFLEX products are also sold to other window fabricators. United Kingdom competitors include many small and mid-sized firms and a few large, vertically integrated competitors.

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

        We are subject to U.S. and foreign government regulations, particularly those pertaining to health and safety (including protection of employees and consumers), climate disruption and environmental issues. In addition to our responsibilities for environmental remediation, our businesses are subject to other requirements regarding protection of the environment and worker health and safety. Our businesses are subject to requirements relating to the emission of volatile organic compounds which may impact our sourcing of particleboard and may require that we install special equipment in manufacturing facilities or that we reformulate paint products. As described above, our Plumbing Products segment is subject to restrictions on lead content in some of its products. Compliance with such laws and regulations could significantly affect product performance as well as our production costs. We monitor applicable laws and regulations relating to the protection of the environment, climate disruption and worker health and safety, and incur ongoing expense relating to compliance. We do not expect compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment and worker health and safety, will result in material capital expenditures or have a material adverse effect on our earnings or competitive position.

        We do not consider backlog orders to be material in any of our segments.

        At December 31, 2014, we employed approximately 32,000 people. We have generally experienced satisfactory relations with our employees.

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

Risks Related to our Business

A significant portion of our business relies on home improvement and new home construction activity, both of which are cyclical.

        A significant portion of our business relies on home improvement, including spending on repair and remodeling projects, and new home construction activity, principally in North America and Europe. Macroeconomic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, student loan debt, household formation and the availability of home equity loans and mortgages and the interest rates for such loans, affect both consumers' discretionary spending on home improvement projects as well as new home construction activity. Adverse changes or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect our results of operations and our financial position. While improving, both new home construction and consumer spending for big ticket remodeling projects continue to be below historic average levels.

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

        The challenging economic environment of recent years has caused shifts in consumer preferences and purchasing practices and changes in the business models and strategies of our customers. Consumers are increasingly using the internet and mobile technology to research home improvement products and to inform and provide feedback on their purchasing and ownership experience for these products. E-business is a rapidly developing area, and development of a successful e-business strategy involves significant time, investment and resources. If we are unable to successfully execute our e-business strategy, our brands may lose share.

        Similarly, the quantity, type and prices of products demanded by consumers and our customers have shifted. For example, demand has increased for multi-family housing units such as apartments and condominiums, which typically have smaller kitchens and smaller and fewer bathrooms, each with fewer cabinets and faucets, as well as less insulation, than single-family houses. While the economy is recovering, we are experiencing growth in certain channels for lower price point products. In some of our segments, these shifts have negatively impacted our sales and/or our profitability, and it is uncertain whether these shifts represent long-term changes in consumer preferences.

        If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations could be negatively affected.

We may not achieve all of the anticipated benefits of our strategic and operational initiatives or our actions to improve our underperforming cabinetry businesses.

        In 2014, we announced new strategic initiatives, which are designed to increase shareholder value over the mid- to long-term. Our business performance and results could be adversely affected if we are unable to execute these strategic initiatives, or if we are unable to execute them in a timely and efficient manner. We have also identified a number of operational initiatives, which include making significant investments in technology systems that are key to managing our business. We could be adversely affected if we do not effectively implement our operational initiatives in a timely manner.

        The downturn in home improvement and new home construction activity during the recent recession impacted our results, particularly at our cabinetry businesses. In response, we have implemented initiatives to reduce costs and increase sales; however, there is no assurance that our efforts will yield all of the anticipated benefits. Our initiatives to improve our cabinetry operations, including rationalizing our businesses, closing plants and reducing headcount, have been complex, time-consuming and expensive. The consolidation of our North American Cabinet businesses, in particular, involved the integration of multiple manufacturing processes and information technology platforms and continues to affect our operations.

        Our strategy to increase our cabinetry businesses' sales through brand building, enhanced customer relationships and new product introductions requires time to implement, execute and assess. Further, these businesses continue to face pricing pressures, competition from low-cost manufacturers and a shift in the mix of products in certain channels to more value-priced products. If our strategy to increase our sales is not successful, our results of operations may continue to be negatively impacted.

Our sales are concentrated with two significant customers.

        The size and importance of individual customers to our businesses continues to increase. In 2014, net sales to our largest customer, The Home Depot, were $2.3 billion (approximately 27 percent of consolidated net sales). Lowe's is our second largest customer. In 2014, sales to Lowe's were less than ten percent of our consolidated net sales. These home center customers may reduce the number of vendors they purchase from and can make significant changes in their volume of purchases. Additionally, home centers can significantly affect the prices we receive for our products and services, our cost of doing business with them and the terms and conditions on which we do business. If the mix of our business operations significantly changes, including as a result of acquisitions or divestitures, our reliance on these significant customers may increase. Although homebuilders, dealers and other retailers represent other channels of distribution for our products and services, the loss of a substantial portion of our sales to The Home Depot or the loss of our sales to Lowe's would have a material adverse effect on our business.

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

        In our other distribution channels, we compete with foreign manufacturers in a variety of our product groups. These foreign manufacturers are putting downward pressures on price. In some of our segments, we are continuing to experience a shift in the mix of some products we sell toward more value-priced or opening price point products, which may impact our ability to maintain or gain share and our profitability.

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

        To help reduce price volatility associated with certain anticipated commodity purchases, we use derivative instruments, including commodity futures and swaps. This strategy may increase the possibility that we may make commitments to purchase these commodities at prices that subsequently exceed their market prices, which could adversely affect our financial condition and operating results.

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

If we cannot adequately protect or prevent unauthorized use of our intellectual property we may be adversely affected.

        Protecting our intellectual property is critical to our innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others may assert intellectual property infringement claims against us. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could affect our results of operations.

International political, monetary, economic and social developments affect our business.

        Approximately 19 percent of our sales are made outside of North America (principally in Europe) and are transacted in currencies other than U.S. dollars (principally the Euro and the British pound sterling). Increasing our international sales is an important part of our future strategic plans. In addition, we manufacture products in Asia and source products, components and raw materials from third parties in Asia. We face risks associated with changes in political, monetary, economic and social environments, labor conditions and practices, the laws, regulations and policies of foreign governments, cultural differences and differences in enforcement of contract and intellectual property rights. U.S. laws and regulations affecting activities of U.S. companies doing business abroad, including tax laws, laws regulating various business practices, and trade regulations which may include duties and tariffs can also impact us. Our international operating results may also be influenced by economic conditions in Europe. In addition, our financial results could be adversely affected by the currency conversion rate if the U.S. dollar strengthens in value relative to foreign currencies, particularly the Euro, and fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

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

        We have recorded significant goodwill and other intangible assets related to prior business combinations on our balance sheet. The valuation of these assets is largely dependent upon the expectations for future performance of our businesses. Expectations about the growth of new home construction and home improvement activity may impact whether we are required to recognize additional non-cash, pre-tax impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets. If the value of our goodwill or other intangible assets is further impaired, our earnings and shareholders' equity would be adversely affected.

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

Compliance with government regulation and industry standards could impact our operating results.

        We are subject to federal, state and foreign government regulations, particularly those pertaining to health and safety (including protection of employees and consumers), climate disruption and environmental issues. In addition to complying with current requirements and requirements that will become effective at a future date, even more stringent requirements could be imposed on us in the future. Additionally, some of our products must be certified by industry organizations. Compliance with these regulations and industry standards may require us to alter our product designs, our manufacturing and installation processes or our sourcing. Such actions could divert our attention and resources to compliance activities, and could cause us to incur higher costs. Further, if we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected.

Our operations may be adversely affected by information systems interruptions or intrusions.

        We rely on a number of information technology systems to process, transmit, store and manage information to support our business activities. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to litigation, and increased operational costs. Such events could have a material adverse impact on our business, financial condition and results of operation. In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation.

Risks Related to our Proposed Spin-off Transaction

We are pursuing a plan to spin-off our Installation and Other Services segment (our "Services Business"). We are incurring significant costs in connection with this transaction, which also requires considerable time and attention of our management, and we may not be able to complete the transaction or, if the transaction is completed, realize the anticipated benefits.

        In September 2014, we announced a plan to separate our Services Business from our other businesses through a spin-off transaction in which we would distribute the common stock of the Services Business to our existing shareholders in a tax-free transaction. Completion of the transaction will be contingent upon approval by our Board of Directors, our receipt of an opinion from tax counsel, the effectiveness of a Registration Statement on Form 10, and certain other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by several factors, including:

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

        Among the conditions to completing the spin-off will be our receipt of an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion will not be binding on the Internal Revenue Service ("IRS") or the courts. If, notwithstanding receipt of the opinion, the spin-off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who receives shares of the new Services Business company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder's tax liability.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below lists our principal North American properties for segments other than Installation and Other Services.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	8	7
Plumbing Products	18	5
Decorative Architectural Products	8	8
Other Specialty Products	10	5

Totals	44	25

        Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

        Our Installation and Other Services segment operates approximately 190 installation branch locations and approximately 75 distribution centers in the United States, most of which are leased.

        The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Cabinets and Related Products	1	1
Plumbing Products	11	22
Decorative Architectural Products	—	—
Other Specialty Products	7	—

Totals	19	23

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price
			Dividends Declared
Quarter	High	Low
2014
Fourth	$25.58	$19.84	$.09
Third	24.91	20.18	.09
Second	23.42	19.50	.09
First	23.73	20.60	.075

Total			$.345

2013
Fourth	$22.90	$19.11	$.075
Third	22.94	18.27	.075
Second	22.83	18.43	.075
First	21.07	16.91	.075

Total			$.30

        On January 31, 2015, there were approximately 4,500 holders of record of our common stock.

        We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.

        In September 2014, our Board of Directors authorized the purchase of up to 50 million shares, for retirement of our common stock in open-market transactions or otherwise, replacing the previous authorization established in 2007. During 2014, we repurchased and retired 7 million shares of our common stock (including 1.7 million shares repurchased in the first quarter of 2014 to offset the dilutive impact of long-term stock awards) for cash aggregating $158 million. The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/14 - 10/31/14	—	$—	—	50,000,000
11/1/14 - 11/30/14	2,600,000	$22.86	2,600,000	47,400,000
12/1/14 - 12/31/14	2,400,000	$24.63	2,400,000	45,000,000

Total for the quarter	5,000,000	$23.71	5,000,000	45,000,000

Performance Graph

        The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2009 through December 31, 2014, when the closing price of our common stock was $25.20. The graph assumes investments of $100 on December 31, 2009 in our common stock and in each of the three indices and the reinvestment of dividends.

        The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2009 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2010	2011	2012	2013	2014
Masco	$93.85	$79.91	$129.32	$179.07	$200.78
S&P 500 Index	$114.82	$117.22	$135.83	$179.36	$203.60
S&P Industrials Index	$126.37	$125.60	$144.66	$202.79	$222.39
S&P Consumer Durables & Apparel Index	$130.54	$140.61	$170.84	$232.06	$253.37

Item 6.    Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2014	2013	2012	2011	2010
Net Sales (1)	$8,521	$8,173	$7,495	$7,170	$7,183
Operating profit (loss) (1)(3)(4)(5)	$788	$673	$302	$(215)	$(466)
Income (loss) from continuing operations attributable to Masco Corporation (1)(2)(3)(4)(5)	$861	$298	$(53)	$(385)	$(1,028)
Income (loss) per common share from continuing operations:
Basic	$2.42	$.83	$(.16)	$(1.11)	$(2.95)
Diluted	$2.39	$.83	$(.16)	$(1.11)	$(2.95)
Dividends declared	$.345	$.30	$.30	$.30	$.30
Dividends paid	$.33	$.30	$.30	$.30	$.30
At December 31:
Total assets	$7,167	$6,957	$6,883	$7,305	$8,139
Long-term debt	2,919	3,421	3,422	3,222	4,032
Shareholders' equity	1,128	787	542	750	1,581

(1)
Amounts exclude discontinued operations.

(2)
The year 2014 includes a $529 million tax benefit from the release of the valuation allowance on deferred tax assets.

(3)
The year 2012 includes non-cash impairment charges for other intangible assets aggregating $27 million after tax ($42 million pre-tax).

(4)
The year 2011 includes non-cash impairment charges for goodwill and other intangible assets aggregating $291 million after tax ($450 million pre-tax).

(5)
The year 2010 includes non-cash impairment charges for goodwill and other intangible assets aggregating $586 million after tax ($698 million pre-tax). The year 2010 also includes a $372 million non-cash charge to income tax expense to establish a valuation allowance on deferred tax assets.

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

        The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believe," "anticipate," "appear," "may," "will," "should," "intend," "plan," "estimate," "expect," "assume," "seek," "forecast" and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward-looking statements. We caution you against relying on any of these forward-looking statements. In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, our ability to maintain our competitive position in our industries, risks associated with the proposed spin-off of our Installation and Other Services businesses, our ability to realize the expected benefits of the spin-off, the timing and the terms of our share repurchase program, and our ability to reduce corporate expense and simplify our organizational structure. These and other factors are discussed in detail in Item 1A "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview

        We manufacture, distribute and install home improvement and building products. These products are sold for home improvement and new home construction through mass merchandisers, hardware stores, home centers, homebuilders, distributors and other outlets for consumers and contractors and direct to the consumer.

        2014 Results

        Net sales were positively affected by increased new home construction and repair and remodel activity in the U.S. and Europe. Such increases were partially offset by decreased sales volume in our North American cabinetry business. Our results of operations were positively affected by increased sales volume, as well as a more favorable relationship between selling prices and commodity costs, except in paints and stains. Our results of operations were negatively affected by increased business rationalization costs and costs associated with our proposed spin-off transaction. Most of our business segments also benefited from the business rationalizations and cost savings initiatives we have undertaken over the last several years.

        Our Cabinets and Related Products segment was negatively affected by lower sales volume of our North American operations, which completely offset a more favorable relationship between selling prices and commodity costs and any increased sales volume by our U.K. cabinet business. Our Plumbing Products segment benefited from increased sales volume of North American and International operations, as well as a more favorable relationship between selling prices and commodity costs. The Installation and Other Services segment benefited from increased new home construction and commercial activity and a more favorable relationship between selling prices and commodity costs. The Decorative Architectural Products segment benefited from increased sales volume of paints and stains and builders' hardware, which was offset by a less favorable relationship between selling prices and commodity costs in paints and stains. Our Other Specialty Products segment benefited from a more favorable relationship between selling prices and commodity costs and a more favorable product mix of U.S. and U.K. windows, as well as increased sales volume.

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

        Note A to our consolidated financial statements includes our accounting policies, estimates and methods used in the preparation of our consolidated financial statements.

        We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition and Receivables

        We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record revenue for unbilled services performed based upon estimates of material and labor incurred in the Installation and Other Services segment; such amounts are recorded in Receivables. Receivables include unbilled revenue related to the Installation and Other Services segment of $24 million at both December 31, 2014 and 2013. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis.

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

        In 2014, we utilized estimated housing starts, from independent industry sources, growing from current levels to 1.45 million units in 2019 (terminal growth year) and operating profit margins improving to approximate historical levels for those business units by 2019 (terminal growth year). We utilize our weighted average cost of capital of approximately 9 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital decreased in 2014 primarily due to lower bond rates. In 2014, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 14.0 percent for our reporting units.

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

        In the fourth quarter of 2014, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill.

        A 10 percent decrease in the estimated fair value of our reporting units at December 31, 2014 would not have resulted in any additional analysis of goodwill impairment for any additional reporting unit.

        We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In 2014, we recognized an insignificant impairment charge for other indefinite-lived intangible assets.

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

        In December 2014, our discount rate decreased for obligations to an average of 3.80 percent from 4.40 percent. The discount rate for obligations is based upon the expected duration of each defined-

benefit pension plan's liabilities matched to the December 31, 2014 Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 2.00 percent to 4.00 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.70 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets.

        Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, increased to $454 million at December 31, 2014 from $324 million at December 31, 2013. Our projected benefit obligation for our unfunded non-qualified defined-benefit pension plans was $190 million at December 31, 2014 compared with $163 million at December 31, 2013.

        The increase in the projected benefit obligations was primarily due to lower bond rates and a change to the RP 2014 Mortality tables issued by the U.S. Society of Actuaries, which increased our long-term pension liabilities. Our qualified domestic pension plan assets in 2014 had a net gain of 3.6 percent compared to average gains of 9.5 percent for the InvestorForce Defined Benefit Plan Universe.

        At December 31, 2014, we reported a net liability of $644 million, of which $190 million was related to our non-qualified, supplemental retirement plans, which are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage for the various defined-benefit pension plans ranges from 79 percent to 90 percent.

        We expect pension expense for our qualified defined-benefit pension plans to be $23 million in 2015 compared with $16 million in 2014. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2015 pension expense would increase by $5 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $10 million in 2015 compared with $9 million in 2014.

        We anticipate that we will be required to contribute approximately $55 million to $65 million in 2015 to our qualified and non-qualified defined-benefit plans.

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

        In 2010, we recorded a $372 million valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense. In reaching this conclusion, we considered the weaker retail sales of certain of our building products and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses and significant U.S. goodwill impairment charges, that primarily occurred in the fourth quarter of 2010, causing us to be in a three-year cumulative U.S. loss position.

        During 2012 and 2011, objective and verifiable negative evidence, such as U.S. operating losses and significant impairment charges for U.S. goodwill in 2011 and other intangible assets, continued to outweigh positive evidence necessary to reduce the valuation allowance. As a result, we recorded increases of $65 million and $87 million in the valuation allowance related to our U.S. Federal deferred tax assets as a non-cash charge to income tax expense in 2012 and 2011, respectively.

        In the third quarter of 2014, we recorded a $517 million tax benefit from the release of the valuation allowance against our U.S. Federal and certain state deferred tax assets due primarily to a return to sustainable profitability in our U.S. operations. In reaching this conclusion, we considered the continued improvement in both the new home construction market and repair and remodel activity in the U.S. and our progress on strategic initiatives to reduce costs and expand our product leadership positions which contributed to the continued improvement in our U.S. operations over the past few years.

        In the fourth quarter of 2014, we recorded an additional $12 million tax benefit from the release of the valuation allowances against certain U.K. and Mexican deferred tax assets primarily resulting from a return to sustainable profitability in these jurisdictions.

        We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2014. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

        It is reasonably possible that the continued improvements in certain of our businesses located in the U.S. could result in the objective positive evidence necessary to warrant the additional reversal of all or a portion of the valuation allowance, up to approximately $27 million, by the end of 2015.

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

        Warranty

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

        Litigation

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

Corporate Development Strategy

        Our business strategy includes expanding our product leadership and implementing lean principles and product process improvements across our business units. Going forward, we expect to maintain a balanced growth strategy with emphasis on cash flow, organic growth with smaller acquisitions and growth through new product development.

        As part of our strategic planning, we continue to review all of our businesses to determine which businesses may not be core to our long-term growth strategy.

        On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company through a tax-free stock distribution to our shareholders. The transaction is expected to be completed in mid-2015.

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

        Our total debt as a percent of total capitalization was 75 percent and 81 percent at December 31, 2014 and 2013, respectively.

        On March 28, 2013, we entered into a Credit Agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.

        The Credit Agreement contains financial covenants requiring us to maintain (A) a maximum debt to total capitalization ratio, as adjusted for certain items, of 65 percent, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $250 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after January 1, 2012 that would negatively impact shareholders' equity.

        At December 31, 2014, we had additional borrowing capacity, subject to availability, of up to $1.2 billion. Alternatively, at December 31, 2014, we could absorb a reduction to shareholders' equity of approximately $747 million and remain in compliance with the debt to total capitalization covenant. We were in compliance with all Credit Agreement covenants and we had no borrowings under the Credit Agreement at December 31, 2014.

        We had cash, cash investments and short-term bank deposits of approximately $1.7 billion at December 31, 2014. Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.

        Of the $1.7 billion and the $1.5 billion of cash, cash investments and short-term bank deposits we held at December 31, 2014 and 2013, respectively, $672 million and $622 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

        We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro and the U.S. dollar; commodity cost fluctuations, primarily zinc and copper; and interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis.

        In the second quarter of 2014, we increased our quarterly dividend to $.09 per common share from $.075 per common share.

        Our current ratio was 1.7 to 1 and 2.1 to 1 at December 31, 2014 and 2013, respectively. The decrease in the current ratio was due to the short-term classification of $500 million of 4.8% Notes due June 2015 at December 31, 2014.

Cash Flows

        Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2014	2013	2012
Net cash from operating activities	$602	$645	$281
Cash dividends paid	(117)	(107)	(107)
Capital expenditures	(128)	(126)	(119)
Purchase of Company common stock	(158)	(35)	(8)
Proceeds from disposition of:
Businesses, net of cash disposed	—	17	9
Property and equipment, net	16	27	67
Financial investments, net	63	15	40
Decrease in debt, net	(2)	(2)	(1)
Dividends paid to noncontrolling interest	(34)	(34)	(40)
(Purchases) proceeds of short-term bank deposits, net	(20)	2	(2)
Acquisition of businesses, net of cash acquired	(2)	(7)	—
Retirement of notes	—	(200)	(791)
Issuance of notes, net of issuance costs	—	—	396
Payment for settlement of swaps	—	—	(25)
Effect of exchange rates on cash and cash investments	(45)	(3)	11
Other, net	(15)	(9)	(24)

Cash increase (decrease)	$160	$183	$(313)

        Our working capital days were as follows:

	At December 31,
	2014	2013
Receivable days	47	46
Inventory days	49	49
Accounts Payable days	71	67
Working capital (receivables plus inventories, less accounts payable) as a % of net sales	10.7%	10.6%

        Net cash provided by operations of $602 million consisted primarily of net income adjusted for non-cash and certain other items, including depreciation and amortization expense of $167 million, a $406 million net decrease in deferred taxes and other non-cash items, including stock-based compensation expense and amortization expense related to in-store displays. Our cash provided by operations was positively affected by increased sales and more effective accounts payable management.

        Net cash used for financing activities was $297 million, primarily due to $158 million for the repurchase and retirement of company common stock in open market transactions (as part of our strategic initiative to drive shareholder value, and includes 1.7 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2014), $117 million for cash dividends paid and $34 million for dividends paid to noncontrolling interest.

        In September 2014, our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. During the fourth quarter of 2014, we repurchased and retired 5 million common shares for cash of $119 million. At December 31, 2014, we had remaining authorization from our Board of Directors to repurchase up to an additional 45 million shares of our common stock. We expect to repurchase between $400 million and $500 million of our common stock in 2015.

        We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. Consistent with past practice, we anticipate repurchasing shares in 2015 as part of our strategic initiative and to offset any dilution from long-term stock awards granted as part of our compensation programs.

        Net cash used for investing activities was $100 million, and included $128 million for capital expenditures. Cash provided by investing activities included primarily $63 million from the net sale of financial investments and $16 million of net proceeds from the disposition of property and equipment. Investing activities also include net cash used for the purchase of short-term bank deposits of $20 million.

        We continue to invest in our manufacturing operations to increase our productivity, improve customer service and support new product innovation, as well as to invest in our distribution facilities. Capital expenditures for 2014 were $128 million, compared with $126 million for 2013 and $119 million for 2012. For 2015, capital expenditures, excluding any potential 2015 acquisitions, are expected to be approximately $190 million. Depreciation and amortization expense for 2014 totaled $167 million, compared with $186 million for 2013 and $214 million for 2012, including accelerated depreciation of $1 million, $13 million and $28 million in 2014, 2013 and 2012, respectively. For 2015, depreciation and amortization expense, excluding any potential 2015 acquisitions, is expected to be approximately $154 million. Amortization expense totaled $10 million, $11 million and $12 million in 2014, 2013 and 2012, respectively.

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

        Sales and Operations

        Net sales for 2014 were $8.5 billion, which increased four percent compared with 2013. The effect of currency translation and acquisitions was insignificant compared with 2013. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Year Ended December 31
	2014	2013
Net sales, as reported	$8,521	$8,173
– Acquisitions	(2)	—

Net sales, excluding acquisitions	8,519	8,173
– Currency translation	(6)	—

Net sales, excluding acquisitions and the effect of currency	$8,513	$8,173

        Net sales for 2014 were positively affected by increased sales volume of North American plumbing products, installation and other services, paints and stains, builders' hardware and windows, which, in aggregate, increased sales by approximately three percent compared to 2013. Net sales for 2014 were also positively affected by selling prices for cabinets, international plumbing products, installation and other services and windows, which in aggregate increased sales by approximately two percent. Net sales for 2014 were negatively affected by lower sales volume of cabinets and by lower selling prices of paints and stains.

        Net sales for 2013 were positively affected by increased sales volume of North American cabinets (such increase in cabinets was partially offset by a less favorable product mix), installation and other services, plumbing products, paints and stains, builders' hardware and windows, which, in aggregate, increased sales by approximately seven percent compared to 2012. Net sales of international plumbing products and cabinets also increased sales by one percent compared to 2012. Net sales for 2013 were also positively affected by selling prices, which increased sales by approximately one percent. Net sales for 2013 were negatively affected by lower selling prices of paints and stains.

        Net sales for 2012 were positively affected by increased sales volume of installed products, North American plumbing products, paints and stains, builders' hardware and windows, and selling price increases. Net sales for 2012 were negatively affected by the planned exit of certain cabinet and window product lines in certain geographic areas.

        Our gross profit margins were 28.0 percent, 27.6 percent and 26.1 percent in 2014, 2013 and 2012, respectively. The 2014 and 2013 gross profit margin reflects a more favorable relationship between selling prices and commodity costs as well as increased sales volume. Both 2014 and 2013 reflect the benefits associated with business rationalizations and other cost savings initiatives.

        Selling, general and administrative expenses as a percent of sales were 18.9 percent in 2014 compared with 19.4 percent in 2013 and 20.5 percent in 2012. Selling, general and administrative expenses as a percent of sales in 2014 and 2013 reflect increased sales. Both 2014 and 2013 also reflect the benefits associated with our business rationalizations and other cost savings initiatives.

        The following table reconciles reported operating profit to operating profit, as adjusted to exclude certain items, dollars in millions:

	2014	2013	2012
Operating profit, as reported	$788	$673	$302
Rationalization charges	66	48	75
Costs related to spin-off of Services Business	6	—	—
Impairment charges for other intangible assets	—	—	42
(Income) charge for litigation settlements	(9)	—	77
Gains from sales of fixed assets, net	—	—	(8)

Operating profit, as adjusted	$851	$721	$488

Operating profit margins, as reported	9.2%	8.2%	4.0%
Operating profit margins, as adjusted	10.0%	8.8%	6.5%

        Operating margins in 2014 and 2013 were positively affected by a more favorable relationship between selling prices and commodity costs, increased sales volume and the benefits associated with business rationalizations and other cost savings initiatives.

        Other Income (Expense), Net

        Other, net, for 2014 included gains of $4 million from private equity funds and realized foreign currency gains of $5 million and other miscellaneous items. Other, net, for 2014 included losses from equity investments, net, of $2 million.

        Other, net, for 2013 included income from equity investments, net of $16 million and gains of $11 million from private equity funds. Other, net, for 2013 also included realized foreign currency losses of $18 million and other miscellaneous items.

        In 2013, in conjunction with the transaction to sell our Danish ready-to-assemble cabinet business (included in discontinued operations), we also disposed of a related Danish holding company. This disposition triggered the settlement of loans, which resulted in the recognition of $18 million of currency translation expense, which is included in other income (expense), net from continuing operations in the statement of operations.

        Other, net, for 2012 included net gains of $24 million from private equity funds. During 2012, we recognized non-cash, pre-tax impairment charges aggregating $2 million for an investment in a private equity fund. Other, net, for 2012 also included realized foreign currency losses of $2 million and other miscellaneous items.

        Interest expense was $225 million in 2014, $235 million in 2013 and $254 million in 2012.

        Income (Loss) and Earnings (Loss) Per Common Share from Continuing Operations (Attributable to Masco Corporation)

        Income and diluted income per common share from continuing operations for 2014 were $861 million and $2.39 per common share, respectively. Income and diluted income per common share from continuing operations for 2013 were $298 million and $.83 per common share, respectively. (Loss) and diluted (loss) per common share from continuing operations for 2012 were $(53) million and $(.16) per common share, respectively. (Loss) from continuing operations for 2012 included non-cash, pre-tax impairment charges for other intangible assets of $42 million ($27 million or $.08 per common share, after tax).

        Our effective tax rate on income (loss) from continuing operations was 58 percent tax benefit, 25 percent tax expense and 125 percent tax expense in 2014, 2013 and 2012, respectively. Compared to our normalized tax rate of 36 percent, the variance in 2014 is primarily due to $529 million tax benefit related to the reversal of the valuation allowance on our deferred tax assets. The variance from our normalized tax rate in 2013 and 2012 is due primarily to changes in the U.S. Federal valuation allowance and reversal of an accrual for uncertain tax positions.

Outlook for the Company

        We continue to make progress on our strategic initiatives, which include leveraging opportunities across our businesses, driving the full potential of our core businesses and actively managing our portfolio. In 2015, we expect new home construction and repair and remodel activity to show continued improvement in North American and internationally. Our focus will be to continue to maximize the benefits of this activity and maintain the positive momentum. We are well positioned to grow our key brands and to gain share in our channels in 2015.

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

Business Segment and Geographic Area Results

        The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net Sales:
Cabinets and Related Products	$999	$1,014	$939	(1)%	8%
Plumbing Products	3,308	3,183	2,955	4%	8%
Installation and Other Services	1,515	1,412	1,209	7%	17%
Decorative Architectural Products	1,998	1,927	1,818	4%	6%
Other Specialty Products	701	637	574	10%	11%

Total	$8,521	$8,173	$7,495	4%	9%

North America	$6,892	$6,634	$6,046	4%	10%
International, principally Europe	1,629	1,539	1,449	6%	6%

Total	$8,521	$8,173	$7,495	4%	9%

	2014	2013	2012	2012 (B)
Operating Profit (Loss): (A)
Cabinets and Related Products	$(62)	$(10)	$(89)	$(89)
Plumbing Products	512	394	307	307
Installation and Other Services	58	37	(19)	(19)
Decorative Architectural Products	360	351	329	329
Other Specialty Products	47	35	(31)	11

Total	$915	$807	$497	$539

North America	$701	$649	$360	$402
International, principally Europe	214	158	137	137

Total	915	807	497	539
General corporate expense, net	(136)	(134)	(126)	(126)
Income (charge) for litigation settlements	9	—	(77)	(77)
Gain from sales of fixed assets, net	—	—	8	8

Total operating profit	$788	$673	$302	$344

	2014	2013	2012	2012 (B)
Operating Profit (Loss) Margin: (A)
Cabinets and Related Products	(6.2)%	(1.0)%	(9.5)%	(9.5)%
Plumbing Products	15.5%	12.4%	10.4%	10.4%
Installation and Other Services	3.8%	2.6%	(1.6)%	(1.6)%
Decorative Architectural Products	18.0%	18.2%	18.1%	18.1%
Other Specialty Products	6.7%	5.5%	(5.4)%	1.9%
North America	10.2%	9.8%	6.0%	6.6%
International, principally Europe	13.1%	10.3%	9.5%	9.5%
Total	10.7%	9.9%	6.6%	7.2%
Total operating profit margin, as reported	9.2%	8.2%	4.0%	N/A

(A)
Before general corporate expense, net, gain from sales of fixed assets, net and certain income (charge) for litigation settlements; see Note P to the consolidated financial statements.

(B)
Excluding impairment charges for other intangible assets. The 2012 impairment charge for other intangible assets was as follows: Other Specialty Products – $42 million.

Business Segment Results Discussion

        Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, income (charge) for litigation settlements, net, gain from sales of fixed assets, net and impairment charges for other intangible assets in 2014, 2013 and 2012, as applicable.

        Business Rationalizations and Other Initiatives

        Over the last several years, we have taken several actions focused on the strategic rationalization of our businesses including business consolidations, plant closures, headcount reductions and other cost savings initiatives. For the years ended December 31, 2014, 2013 and 2012, we incurred net pre-tax costs and charges related to these initiatives of $72 million (including $6 million of spin-off transaction costs), $48 million and $75 million, respectively.

        We continue to realize the benefits of our business rationalizations and continuous improvement initiatives across our enterprise and expect to identify additional opportunities to improve our business operations. We do not anticipate that any costs and charges related to our ongoing commitment to continuous improvement will be as significant as they have been.

        During 2014, our North American cabinet business continued to incur costs and charges of $31 million primarily related to actions taken to sell two previously idled manufacturing facilities. Our corporate office incurred $27 million in costs primarily related to severance actions. Finally, we incurred $8 million of costs and charges across our business units related to other cost savings initiatives.

        On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company through a tax-free stock distribution to our shareholders. The transaction is expected to be completed in mid-2015. Through December 31, 2014, we have incurred $6 million of costs and charges related to this transaction. Under generally accepted accounting principles, the Installation and Other Services businesses are included in continuing operations until the transaction is completed.

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

        During 2012, our North American cabinet business incurred costs and charges of $33 million related to the closure of its countertop manufacturing facility (as a result of our strategic change to a sourcing model for countertops), the closure of a cabinet components facility and additional headcount reductions. Our Plumbing Products segment incurred costs of $25 million related to a plant closure and severance in our bathing systems business in North America and a plant closure and severance in Spain. We also incurred $14 million in costs related to severance actions at our corporate office. Finally, we incurred $3 million of costs and charges across our business units related to other cost savings initiatives.

        Based on current plans, we anticipate costs and charges related to our business rationalizations and other initiatives to approximate $30 million in 2015. Our business rationalization expenses in 2015 include approximately $25 million of costs and charges related to the spin-off transaction. We continue to evaluate our businesses and may implement additional rationalization programs based on changes in our markets which could result in further costs and charges.

        Cabinets and Related Products

  Sales

        Net sales of Cabinets and Related Products in 2014 decreased primarily due to lower sales volume and a less favorable product mix of North American operations, which decreased sales by nine percent compared to 2013. Such decreases more than offset increased selling prices in North America and increased sales volume and a more favorable product mix of international cabinets, which increased sales by seven percent compared to 2013.

        Net sales in this segment in 2013 increased primarily due to increased sales volume of North American and International operations and by increased selling prices in North America which, in the aggregate, increased sales by 14 percent compared to 2012. Such increases were partially offset by a less favorable product mix in North America, which reduced sales in this segment by six percent.

        Net sales in this segment in 2012 were positively affected by increased sales volume of North American operations and by increased selling prices.

  Operating Results

        Operating margins in the Cabinets and Related Products segment in 2014 were negatively affected by lower North American sales volume and the related under-absorption of fixed costs as well as increased business rationalization expenses. Operating margins were also negatively affected by a less favorable product mix. Such declines more than offset a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

        Operating margins in this segment in 2013 were positively affected by lower business rationalization expenses and the benefits associated with such expenses incurred in prior years. Operating margins were also positively affected by a more favorable relationship between selling prices and commodity costs, as well as increased sales volume and the related absorption of fixed costs. Such increases were partially offset by a less favorable product mix.

        Operating margins in this segment in 2012 were positively affected by lower business rationalization expenses and the benefits associated with such expenses incurred in prior years.

        Plumbing Products

  Sales

        Net sales of Plumbing Products increased in 2014 primarily due to increased sales volume of both North American and International operations, which, in aggregate, increased sales by four percent compared to 2013. This segment was also positively affected by increased selling prices of International plumbing products.

        Net sales in this segment increased in 2013 primarily due to increased sales volume and increased selling prices, which, in aggregate, increased sales by eight percent compared to 2012. A weaker U.S. dollar increased sales by one percent in 2013 compared to 2012. Such increases were partially offset by the loss of a portion of our bath products business.

        Net sales in this segment in 2012 were positively affected by primarily increased sales volume of North American operations and increased selling prices. Lower sales volume of international operations decreased sales in this segment.

  Operating Results

        Operating margins in the Plumbing Products segment in 2014 were positively affected by increased sales volume, a more favorable relationship between selling prices and commodity costs (including the impact of the metal hedge contracts), lower business rationalization expenses and the benefits associated with business rationalization activities and other cost savings initiatives.

        Operating margins in this segment in 2013 were positively affected by increased sales volume and a more favorable relationship between selling prices and commodity costs (including the impact of the metal hedge contracts), partially offset by a less favorable product mix.

        Operating margins in this segment in 2012 were negatively affected by lower sales volume and a less favorable product mix principally related to International operations. Such declines more than offset increased North American sales volume and a more favorable relationship between selling prices and commodity costs.

        Installation and Other Services

  Sales

        Net sales in the Installation and Other Services segment increased in 2014 primarily due to increased volume of distribution sales, as well as increased sales volume related to a higher level of activity in the new home construction and commercial markets, which increased sales by six percent compared to 2013. Net sales were also positively affected by increased selling prices.

        Net sales in this segment increased in 2013 primarily due to increased sales volume related to a higher level of activity in the new home construction market, as well as increased selling prices. Net sales were also positively affected by increased retrofit and commercial sales.

        Net sales in this segment in 2012 were positively affected by increased sales volume related to a higher level of activity in the new home construction market and increased commercial sales.

  Operating Results

        Operating margins in the Installation and Other Services segment in 2014 were positively affected by increased sales volume and a more favorable relationship between selling prices and commodity costs.

        Operating margins in this segment in 2013 were positively affected by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives. Operating margins were also positively affected by a more favorable relationship between selling prices and commodity costs.

        Operating margins in this segment in 2012 were positively affected by increased sales volume and the related absorption of fixed costs, as well as the benefits associated with business rationalizations and other cost savings initiatives.

        Decorative Architectural Products

  Sales

        Net sales of Decorative Architectural Products increased in 2014, primarily due to increased sales volume of paints and stains related to new product introductions and other growth initiatives and increased sales volume of builders' hardware, partially offset by lower selling prices of paints and stains.

        Net sales in this segment increased in 2013, primarily due to increased sales volume of paints and stains and builders' hardware, partially offset by lower selling prices of paints and stains.

        Net sales in this segment in 2012 were positively affected by increased selling prices of paints and stains, as well as increased sales volume of paints and stains and builders' hardware.

  Operating Results

        Operating margins in the Decorative Architectural Products segment in 2014 reflect a less favorable relationship between selling prices and commodity costs, a less favorable product mix of paints and stains and costs for new product introductions and advertising. Such decreases more than offset the benefits associated with cost savings initiatives.

        Operating margins in this segment in 2013 reflect the benefits of increased sales volume of paints and stains and builders' hardware. Such benefits were partially offset by a less favorable relationship between selling prices and commodity costs and increased promotional and advertising costs.

        Operating margins in this segment in 2012 reflect a more favorable product mix, a more favorable relationship between selling prices and commodity costs related to paints and stains and lower program costs related to builders' hardware.

        Other Specialty Products

  Sales

        Net sales of Other Specialty Products increased in 2014 primarily due to more favorable product mix, increased selling prices and increased sales volume of North American windows in the Western U.S. which, in the aggregate, increased sales by eight percent compared to 2013. This segment was also positively affected by a more favorable product mix and increased selling prices of our U.K. windows business, which increased sales in this segment by two percent compared to 2013. A weaker U.S. dollar increased sales by one percent in 2014 compared to 2013. Such increases were partially offset by lower sales volume and lower selling prices of staple gun tackers and other fastening tools.

        Net sales in this segment increased in 2013 primarily due to increased sales volume, increased selling prices and a more favorable product mix of windows in North America which, in the aggregate, increased sales by 11 percent compared to 2012. Such increases were partially offset by lower sales volume and lower selling prices of staple gun tackers and other fastening tools.

        Net sales in this segment in 2012 were affected by increased sales volume of windows in Western markets in the U.S., a more favorable product mix and increased selling prices which were offset by lower sales volume of North American windows resulting from the exit of certain markets.

  Operating Results

        Operating margins in the Other Specialty Products segment in 2014 reflect a more favorable relationship between selling prices and commodity costs, a more favorable product mix of U.S. and U.K. windows and increased sales volume in the western U.S. Such positive results were partially offset by lower sales volume and lower selling prices of staple gun tackers and other fastening tools.

        Operating margins in this segment in 2013 reflect increased sales volume and the related absorption of fixed costs, as well as a more favorable relationship between selling prices and commodity costs. This segment also reflects the benefits associated with the business rationalizations and other cost savings initiatives. Such positive results were partially offset by lower sales volume and lower selling prices of staple gun tackers and other fastening tools.

        Operating results in the Other Specialty Products segment in 2012 were positively affected by the benefits associated with business rationalizations and other cost savings initiatives, lower business rationalization costs and a more favorable relationship between selling prices and commodity costs. These items more than offset the increased warranty expense of $12 million.

Geographic Area Results Discussion

    North America

  Sales

        North American net sales in 2014 were positively impacted by increased sales volume of plumbing products, installation and other services, paints and stains, builders' hardware and windows which, in the aggregate, increased sales by approximately four percent compared to 2013. Net sales were also positively affected by increased selling prices of cabinets, installation and other services and windows, which increased sales by approximately two percent compared to 2013. Such increases were partially offset by lower sales volume of cabinets and lower selling prices of paints and stains.

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

        North American net sales in 2012 were positively impacted by increased sales volume of installation and other services, plumbing products, paints and stains, builders' hardware and windows, and by increased selling prices of plumbing products and paints and stains.

  Operating Results

        Operating margins from North American operations in 2014 were positively affected by increased sales volume, as well as a more favorable relationship between selling prices and commodity costs. North American operations were also positively affected by the benefits associated with past business rationalization and other cost savings initiatives.

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

        International, Principally Europe

  Sales

        Net sales from international operations in 2014 increased four percent in local currencies compared to 2013, primarily due to increased selling prices and sales volume for international plumbing products and a more favorable product mix of cabinets and windows. A weaker U.S. dollar increased international net sales by one percent in 2014 compared to 2013.

        Net sales from international operations in 2013 increased four percent in local currencies compared to 2012, primarily due to increased sales volume of international plumbing products and cabinets and increased selling prices for International plumbing products. A weaker U.S. dollar increased International net sales by two percent in 2013 compared to 2012.

        Net sales from international operations in 2012 were positively affected by increased selling prices, partially offset by lower sales volume of international plumbing products, cabinets and windows.

  Operating Results

        Operating margins from International operations in 2014 were positively affected by a more favorable relationship between selling prices and commodity costs, primarily related to international plumbing products.

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

        Other Commitments

        With respect to our investments in private equity funds, we had, at December 31, 2014, commitments to contribute up to $9 million of additional capital to such funds, representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to these private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

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

        Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for us for annual periods beginning January 1, 2017.

We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

        In April 2014, the FASB issued Accounting Standards Update 2014-8 (ASU 2014-8), "Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. ASU 2014-8 is effective for us beginning January 1, 2015. We do not expect that the adoption will have a significant impact on our financial position or our results of operations.

Contractual Obligations

        The following table provides payment obligations related to current contracts at December 31, 2014, in millions:

	Payments Due by Period
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other (D)	Total
Debt (A)	$505	$1,301	$116	$1,502	$—	$3,424
Interest (A)	199	286	206	526	—	1,217
Operating leases	92	91	31	73	—	287
Currently payable income taxes	24	—	—	—	—	24
Private equity funds (B)	5	4	—	—	—	9
Purchase commitments (C)	243	3	—	—	—	246
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	48	48

Total	$1,068	$1,685	$353	$2,101	$48	$5,255

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

        At December 31, 2014, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, a 10 percent change in commodity costs, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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

        The management of Masco Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework." Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2014.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company's consolidated financial statements and of the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2014. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2014 and expressed an unqualified opinion on the Company's 2014 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Masco Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Detroit, Michigan
February 13, 2015

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

at December 31, 2014 and 2013

(In Millions, Except Share Data)
	2014	2013
ASSETS
Current Assets:
Cash and cash investments	$1,383	$1,223
Short-term bank deposits	306	321
Receivables	1,040	1,004
Inventories	819	765
Deferred income taxes	244	73
Prepaid expenses and other	71	82

Total current assets	3,863	3,468
Property and equipment, net	1,139	1,252
Goodwill	1,884	1,903
Other intangible assets, net	145	149
Other assets	136	185

Total Assets	$7,167	$6,957

LIABILITIES and EQUITY
Current Liabilities:
Accounts payable	$950	$902
Notes payable	505	6
Accrued liabilities	756	778

Total current liabilities	2,211	1,686
Long-term debt	2,919	3,421
Other liabilities	803	666
Deferred income taxes	106	397

Total Liabilities	6,039	6,170

Commitments and contingencies
Equity:
Masco Corporation's shareholders' equity Common shares authorized: 1,400,000,000; issued and outstanding: 2014 – 345,000,000; 2013 – 349,500,000	345	349
Preferred shares authorized: 1,000,000; issued and outstanding: 2014 and 2013 – None	—	—
Paid-in capital	—	16
Retained earnings	690	79
Accumulated other comprehensive (loss) income	(111)	115

Total Masco Corporation's shareholders' equity	924	559
Noncontrolling interest	204	228

Total Equity	1,128	787

Total Liabilities and Equity	$7,167	$6,957

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2014, 2013 and 2012

(In Millions, Except Per Common Share Data)
	2014	2013	2012
Net sales	$8,521	$8,173	$7,495
Cost of sales	6,134	5,918	5,539

Gross profit	2,387	2,255	1,956
Selling, general and administrative expenses	1,607	1,582	1,535
(Income) charge for litigation settlements	(9)	—	77
Impairment charge for other intangible assets	1	—	42

Operating profit	788	673	302

Other income (expense), net:
Interest expense	(225)	(235)	(254)
Other, net	12	12	25

	(213)	(223)	(229)

Income from continuing operations before income taxes	575	450	73
Income tax (benefit) expense	(333)	111	91

Income (loss) from continuing operations	908	339	(18)
Loss from discontinued operations, net	(5)	(10)	(61)

Net income (loss)	903	329	(79)
Less: Net income attributable to noncontrolling interest	47	41	35

Net income (loss) attributable to Masco Corporation	$856	$288	$(114)

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income (loss) from continuing operations	$2.42	$.83	$(.16)
Loss from discontinued operations, net	(.01)	(.03)	(.17)

Net income (loss)	$2.40	$.80	$(.33)

Diluted:
Income (loss) from continuing operations	$2.39	$.83	$(.16)
Loss from discontinued operations, net	(.01)	(.03)	(.17)

Net income (loss)	$2.38	$.80	$(.33)

Amounts attributable to Masco Corporation:
Income (loss) from continuing operations	$861	$298	$(53)
Loss from discontinued operations, net	(5)	(10)	(61)

Net income (loss)	$856	$288	$(114)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

for the years ended December 31, 2014, 2013 and 2012

		(In Millions)
	2014	2013	2012
Net income (loss)	$903	$329	$(79)
Less: Net income attributable to noncontrolling interest	47	41	35

Net income (loss) attributable to Masco Corporation	$856	$288	$(114)

Other comprehensive income (loss), net of tax (see Note O):
Cumulative translation adjustment	$(124)	$(75)	$28
Interest rate swaps	1	2	2
Unrecognized pension prior service cost and net gain (loss)	(140)	138	(45)

Other comprehensive income (loss)	(263)	65	(15)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest:
Cumulative translation adjustment	$(31)	$8	$9
Unrecognized pension prior service cost and net gain (loss)	(6)	1	(7)

	(37)	9	2
Other comprehensive income (loss) attributable to Masco Corporation	$(226)	$56	$(17)

Total comprehensive income (loss)	$640	$394	$(94)

Less: Total comprehensive income attributable to noncontrolling interest	10	50	37

Total comprehensive income (loss) attributable to Masco Corporation	$630	$344	$(131)

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2014, 2013 and 2012

	(In Millions)
	2014	2013	2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income (loss)	$903	$329	$(79)
Depreciation and amortization	167	186	214
Deferred income taxes	(406)	42	50
Non-cash loss on disposition of businesses, net	2	15	4
(Gain) on disposition of investments, net	(2)	(10)	(24)
Impairment charges:
Financial investments	—	—	2
Other intangible assets	1	—	42
Discontinued operations	—	10	3
Property and equipment, net	27	—	—
Stock-based compensation	47	54	61
Other items, net	(44)	(19)	(28)
Increase in receivables	(81)	(85)	(50)
Increase in inventories	(75)	(24)	(16)
Increase in accounts payable and accrued liabilities, net	63	147	102

Net cash from operating activities	602	645	281

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Increase in debt	4	3	4
Payment of debt	(6)	(5)	(5)
Issuance of Company common stock	1	—	—
Tax benefit from stock-based compensation	13	—	—
Purchase of Company common stock	(158)	(35)	(8)
Dividends paid to noncontrolling interest	(34)	(34)	(40)
Cash dividends paid	(117)	(107)	(107)
Issuance of notes, net of issuance costs	—	—	396
Credit Agreement costs	—	(4)	—
Retirement of Notes	—	(200)	(791)
Payment for settlement of swaps	—	—	(25)

Net cash for financing activities	(297)	(382)	(576)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(128)	(126)	(119)
Acquisition of businesses, net of cash acquired	(2)	(7)	—
Proceeds from disposition of:
Short-term bank deposits	379	411	430
Businesses, net of cash disposed	—	17	9
Property and equipment	16	27	67
Other financial investments	64	16	43
Purchases of:
Other financial investments	(1)	(1)	(3)
Short-term bank deposits	(399)	(409)	(432)
Other, net	(29)	(5)	(24)

Net cash for investing activities	(100)	(77)	(29)

Effect of exchange rate changes on cash and cash investments	(45)	(3)	11

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	160	183	(313)
At January 1	1,223	1,040	1,353

At December 31	$1,383	$1,223	$1,040

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

for the years ended December 31, 2014, 2013 and 2012

	(In Millions, Except Per Share Data)
	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2012	$750	$348	$65	$46	$76	$215
Total comprehensive (loss) income	(94)			(114)	(17)	37
Shares issued	(1)	3	(4)
Shares retired:
Repurchased	(8)	(1)	(7)
Surrendered (non-cash)	(8)	(1)	(7)
Cash dividends declared	(107)		(81)	(26)
Dividends paid to noncontrolling interest	(40)					(40)
Stock-based compensation	50		50

Balance, December 31, 2012	$542	$349	$16	$(94)	$59	$212

Total comprehensive income	394			288	56	50
Shares issued	(8)	3	(11)
Shares retired:
Repurchased	(35)	(2)	(11)	(22)
Surrendered (non-cash)	(12)	(1)	(11)
Cash dividends declared	(107)		(14)	(93)
Dividends paid to noncontrolling interest	(34)					(34)
Stock-based compensation	47		47

Balance, December 31, 2013	$787	$349	$16	$79	$115	$228

Total comprehensive income (loss)	640			856	(226)	10
Shares issued	(6)	3	(9)
Shares retired:
Repurchased	(158)	(7)	(28)	(123)
Surrendered (non-cash)	(15)		(15)
Cash dividends declared	(122)			(122)
Dividends paid to noncontrolling interest	(34)					(34)
Stock-based compensation	36		36

Balance, December 31, 2014	$1,128	$345	$—	$690	$(111)	$204

See notes to consolidated financial statements.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES

        Principles of Consolidation.    The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. We consolidate the assets, liabilities and results of operations of variable interest entities, for which we are the primary beneficiary.

        Use of Estimates and Assumptions in the Preparation of Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.

        Revenue Recognition.    We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered, net of applicable provisions for discounts, returns and allowances. We record revenue for unbilled services performed based upon material and labor incurred in the Installation and Other Services segment; such amounts are recorded in receivables. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.

        Customer Promotion Costs.    We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. In-store displays that are owned by us and used to market our products are included in other assets in the consolidated balance sheets and are amortized using the straight-line method over the expected useful life of three to five years; related amortization expense is classified as a selling expense in the consolidated statements of operations.

        Foreign Currency.    The financial statements of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the accumulated other comprehensive (loss) income component of shareholders' equity. Realized foreign currency transaction gains and losses are included in the consolidated statements of operations in other income (expense), net.

        Cash and Cash Investments.    We consider all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

        Short-Term Bank Deposits.    We invest a portion of our foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximates fair value at December 31, 2014 and 2013. These short-term bank deposits are classified in the current assets section of our consolidated balance sheets, and interest income related to short-term bank deposits is recorded in our consolidated statements of operations in other income (expense), net.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

        Receivables.    We do significant business with a number of customers, including certain home centers and homebuilders. We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis and record related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in our markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $48 million and $57 million at December 31, 2014 and 2013, respectively. Receivables include unbilled revenue related to the Installation and Other Services segment of $24 million at both December 31, 2014 and 2013.

        Property and Equipment.    Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance and repair costs are charged against earnings as incurred.

        We review our property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

        Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $157 million, $175 million and $192 million in 2014, 2013 and 2012, respectively. Such depreciation expense included accelerated depreciation of $1 million (in the Cabinets and Related Products segment), $13 million (primarily in the Cabinets and Related Products and Plumbing Products segments) and $28 million (primarily in the Cabinets and Related Products and Plumbing Products segment) in 2014, 2013 and 2012, respectively.

        Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs).

        Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We utilize our weighted average cost of capital of approximately 9 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital decreased in 2014 due to lower bond rates. In 2014, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 14.0 percent for our reporting units.

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

        We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter of each year, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term.

        Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization. See Note H for additional information regarding Goodwill and Other Intangible Assets.

        Fair Value Accounting.    We follow accounting guidance for our financial investments and liabilities which defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. We also follow this guidance for our non-financial investments and liabilities.

        The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of our investments in marketable securities, private equity funds and other private investments.

        We use derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates, commodity costs and interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value, netted by counterparty, where the right of offset exists. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in determining current earnings during the period of the change in fair value.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

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

        Insurance Reserves.    We provide for expenses associated with workers' compensation and product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.

        Stock-Based Compensation.    We measure compensation expense for stock awards at the market price of our common stock at the grant date. Such expense is recognized ratably over the shorter of the vesting period of the stock awards, typically 5 to 10 years, or the length of time until the grantee becomes retirement-eligible at age 65.

        We measure compensation expense for stock options using a Black-Scholes option pricing model. Such expense is recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. We utilize the shortcut method to determine the tax windfall pool associated with stock options.

        Noncontrolling Interest.    We own 68 percent of Hansgrohe SE at both December 31, 2014 and 2013. The aggregate noncontrolling interest, net of dividends, at December 31, 2014 and 2013 has been recorded as a component of equity on our consolidated balance sheets.

        Interest and Penalties on Uncertain Tax Positions.    We record interest and penalties on our uncertain tax positions in income tax expense.

        Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2014 presentation in the consolidated financial statements. In our consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Continued)

        Revision of Previously Issued Financial Statements.    During the fourth quarter ended December 31, 2014, we identified an error related to the classification of our insurance reserves. We have revised previously reported balances on our consolidated balance sheet as of December 31, 2013 to correct for claims not expected to be settled within the next year. Accrued liabilities decreased from the amounts previously reported by $96 million. Other liabilities increased from the amounts previously reported by $96 million. This revision had no effect on our consolidated statements of operations or consolidated statements of cash flows. This error is not considered material to any prior period financial statement.

        During the quarter ended March 31, 2014, we identified an error in the accounting for certain of our investments in private equity limited partnership funds. The investments were inappropriately accounted for under the cost basis versus the equity method. The impact of the error was to under report the investment value (included in other assets on the consolidated balance sheets) and to over (under) state equity investment earnings (loss) (included in other income (expense), net in the consolidated statements of operations). We have revised our December 31, 2013 and 2012 consolidated statement of operations and consolidated balance sheet as of December 31, 2013 in these financial statements to reflect the investment accounted for as an equity investment. Retained earnings and other comprehensive income were adjusted for the changes in net income. This error is not considered material to any prior period financial statement.

        This revision has no net effect on our consolidated statement of cash flows.

        The following table presents the impact of the revisions on our previously issued full-year consolidated statements of operations (in millions):

	2013	2012
Other income (expense), net
As reported	$(239)	$(229)
Correction	16	—

As revised	$(223)	$(229)

Income (loss) from continuing operations, before income taxes
As reported	$434	$73
Correction	16	—

As revised	$450	$73

Income (loss) from continuing operations
As reported	$323	$(18)
Correction	16	—

As revised	$339	$(18)

Net income (loss)
As reported	$313	$(79)
Correction	16	—

As revised	$329	$(79)

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. ACCOUNTING POLICIES (Concluded)

        The following table presents the impact of the revisions on our previously issued consolidated balance sheet (in millions):

At December 31, 2013
Other assets
As reported	$161
Correction	24

As revised	$185

Total assets
As reported	$6,933
Correction	24

As revised	$6,957

        Recently Issued Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for us for annual periods beginning January 1, 2017. We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

        In April 2014, the FASB issued Accounting Standards Update 2014-8 (ASU 2014-8), "Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. ASU 2014-8 is effective for us beginning January 1, 2015. We do not expect that the adoption will have a significant impact on our financial position or results of operations.

B. DISCONTINUED OPERATIONS

        The presentation of discontinued operations includes components that we intend to sell, which comprises operations and cash flows that can be clearly distinguished from us.

        On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company through a tax-free stock distribution to our shareholders. The transaction is expected to be completed in mid-2015. Through December 31, 2014, we have incurred $6 million of costs and charges related to this transaction. Under generally accepted accounting principles, the Installation and Other Services businesses are included in continuing operations until the transaction is completed.

        In February 2013, we determined that Tvilum, our Danish ready-to-assemble cabinet business, was no longer core to our long-term growth strategy and, accordingly, we embarked on a plan for disposition. In December 2013, we completed the disposition of this business and a related Danish holding company for net proceeds of $17 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. DISCONTINUED OPERATIONS (Concluded)

        We have accounted for Tvilum as a discontinued operation. Losses from this discontinued operation were included in loss from discontinued operations, net, in the consolidated statements of operations.

        Selected financial information for the discontinued operations during the period owned by us, were as follows, in millions:

	2014	2013	2012
Net sales	$—	$265	$321

Operating loss from discontinued operations	$—	$(7)	$(44)
Impairment of assets held for sale	—	(10)	(3)
(Loss) gain on disposal of discontinued operations, net	(6)	3	(6)

Loss before income tax	(6)	(14)	(53)
Income tax (benefit) expense	(1)	(4)	8

Loss from discontinued operations, net	$(5)	$(10)	$(61)

        Included in (loss) gain on disposal of discontinued operations, net in 2014 are additional costs and charges related to the 2013 sale of Tvilum.

        Included in impairment of assets held for sale in 2013 is the impairment of fixed assets. During 2013, we estimated the fair value of the business held for sale, using unobservable inputs (Level 3). After considering the currency translation gains reported in accumulated other comprehensive (loss) income, we recorded an impairment of $10 million in 2013.

        In 2013, in conjunction with the transaction to sell Tvilum (included in discontinued operations), we also disposed of a non-operating entity in Denmark. This disposition triggered the settlement of loans, which resulted in the recognition of $18 million of currency translation expense, which is included in other income (expense), net from continuing operations in the consolidated statements of operations.

        The unusual relationship between income tax expense and loss before income tax in 2012 resulted primarily from the increase in the deferred tax liability associated with the abandonment of tax basis in indefinite-lived intangibles due to the disposition of certain discontinued operations.

        In the fourth quarter of 2012, we determined that the estimated fair value calculated for Tvilum was lower than the net book value. We assessed the long-lived assets associated with this business unit and determined that no impairment was necessary at December 31, 2012.

C. ACQUISITIONS

        In the first quarter of 2013, we acquired a small U.K. door business in the Other Specialty Products segment. The total net cash purchase price was $4 million in 2013.

        The results of this acquisition are included in the consolidated financial statements from the respective date of acquisition.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. INVENTORIES

	(In Millions)
	At December 31
	2014	2013
Finished goods	$425	$398
Raw material	294	268
Work in process	100	99

Total	$819	$765

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

        Financial investments that are available to be traded on readily accessible stock exchanges (domestic or foreign) are considered to have active markets and have been valued using Level 1 inputs. Financial investments that are not available to be traded on a public market or have limited secondary markets, or contain provisions that limit the ability to sell the investment are considered to have inactive markets and have been valued using Level 2 or 3 inputs. We incorporated credit risk into the valuations of financial investments by estimating the likelihood of non-performance by the counterparty to the applicable transactions. The estimate included the length of time relative to the contract, financial condition of the counterparty and current market conditions. The criteria for determining if a market was active or inactive were based on the individual facts and circumstances.

        Financial Investments.    We have maintained investments in available-for-sale securities, equity method investments, and a number of private equity funds and other private investments, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

        Financial investments included in other assets were as follows, in millions:

	At December 31
	2014	2013
Auction rate securities	$22	$22

Total recurring investments	22	22
Equity method investments	11	70
Private equity funds	14	18
Other investments	3	3

Total	$50	$113

        Auction Rate Securities.    Our investments in available-for-sale securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both December 31, 2014 and 2013.

        Equity Method Investments.    Investments in private equity fund partnerships, joint ventures and less than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method. Our consolidated statements of operations include our proportionate share of the net income or (loss) of our equity method investees. When we record our proportionate share of net income (loss), it increases (decreases) our equity income in our consolidated statement of operations and our carrying value of that investment on our consolidated balance sheet.

        During the fourth quarter of 2014, we sold our investment in the private equity fund, Long Point Capital Fund II L.P. (accounted for as an equity method investment) for proceeds of $48 million, which approximated net book value. Such proceeds are included in the consolidated statements of cash flows in proceeds from other financial investments, in the investing activities section.

        Private Equity Funds and Other Investments.    Our investments in private equity funds and other private investments, where we do not have significant influence, are carried at cost. At December 31, 2014, we have investments in five venture capital funds, with an aggregate carrying value of $7 million. The venture capital funds invest in start-up or smaller, early-stage established businesses, principally in the information technology, bio-technology and health care sectors. At December 31, 2014, we also have investments in 12 buyout funds, with an aggregate carrying value of $7 million. The buyout funds invest in later-stage, established businesses and no buyout fund has a concentration in a particular sector.

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

        In the past, we invested excess cash in auction rate securities. Auction rate securities are investment securities that have interest rates which are reset every 7, 28 or 35 days. The fair values of the auction

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Continued)

rate securities held by us have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input). The significant inputs in the discounted cash flow model used to value the auction rate securities include: expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

        There were no changes in the fair value of Level 3 financial investments for the year ended December 31, 2014 or 2013.

        Non-Recurring Fair Value Measurements.    It is not practicable for us to estimate a fair value for equity method investments or private equity funds and other private investments, where we do not have significant influence, because there are no quoted market prices, and sufficient information is not readily available for us to utilize a valuation model to determine the fair value for each fund. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input. These investments are evaluated, on a non-recurring basis, for potential other-than-temporary impairment when impairment indicators are present, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

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

        During 2014 and 2013, there were no financial investments measured on a non-recurring basis. During 2012, we recognized a $2 million loss related to private equity funds (financial investments measured at fair value on a non-recurring basis) using significant unobservable inputs (Level 3).

        We did not have any transfers between Level 1 and Level 2 financial assets in 2014 or 2013.

        Realized Gains (Losses) and Impairment Charges.    Income from financial investments, net, included in other, net, within other income (expense), net, and impairment charges for financial investments were as follows, in millions:

	2014	2013	2012
Equity investment (loss) income, net	$(2)	$16	$—
Realized gains from private equity funds	4	11	24
Impairment of private equity funds	—	—	(2)

Income from financial investments, net	$2	$27	$22

        The impairment charges related to our financial investments recognized during 2012 were based upon then-current estimates for the fair value of certain financial investments; such estimates could change in the near-term based upon future events and circumstances.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Concluded)

        The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2014 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2013 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We are exposed to global market risk as part of our normal daily business activities. To manage these risks, we enter into various derivative contracts. These contracts include interest rate swap agreements, foreign currency exchange contracts and contracts intended to hedge our exposure to copper and zinc. We review our hedging program, derivative positions and overall risk management on a regular basis.

        Interest Rate Swap Agreements.    In March 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in August 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in our consolidated statement of operations in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At December 31, 2014, the balance remaining in accumulated other comprehensive (loss) income was $18 million.

        Foreign Currency Contracts.    Our net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk during 2014, 2013 and 2012, we, including certain European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

        Gains (losses) related to foreign currency forward and exchange contracts are recorded in our consolidated statements of operations in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.

        Metals Contracts.    During 2014, 2013 and 2012, we entered into several contracts to manage our exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in our consolidated statements of operations in cost of sales.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The pre-tax gains (losses) included in our consolidated statements of operations are as follows, in millions:

	Year Ended December 31,
	2014	2013	2012
Foreign Currency Contracts
Exchange Contracts	$5	$2	$(2)
Forward Contracts	—	1	—
Metals Contracts	(3)	(7)	2
Interest rate swaps	(2)	(2)	4

Total	$—	$(6)	$4

        We present our net derivatives due to the right of offset by our counterparties under master netting arrangements in receivables or accrued liabilities in the consolidated balance sheet. The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, is as follows, in millions:

	At December 31, 2014
	Notional Amount	Balance Sheet
Foreign Currency Contracts
Exchange Contracts	$55
Receivables		$6
Forward Contracts	79
Receivables		2
Accrued liabilities		(1)
Metals Contracts	70
Accrued liabilities		(2)
Total

	At December 31, 2013
	Notional Amount	Balance Sheet
Foreign Currency Contracts
Exchange Contracts	$53
Accrued liabilities		$(2)
Forward Contracts	88
Accrued liabilities		(1)
Metals Contracts	48
Accrued liabilities		(2)
Total

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

        The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G. PROPERTY AND EQUIPMENT

	(In Millions)
	At December 31
	2014	2013
Land and improvements	$130	$135
Buildings	754	809
Machinery and equipment	2,035	2,046

	2,919	2,990
Less: Accumulated depreciation	1,780	1,738

Total	$1,139	$1,252

        We lease certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of operations totaled approximately $102 million, $93 million and $94 million during 2014, 2013 and 2012, respectively.

        We lease operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. We recorded rental expense to such related parties of approximately $5 million in 2014, $6 million in 2013 and $5 million in 2012.

        At December 31, 2014, future minimum lease payments were as follows, in millions:

2015	$92
2016	61
2017	30
2018	18
2019	13
2020 and beyond	73

        During 2014, we decided to sell two facilities in our Cabinets and Related Products segment, and we recorded a charge of $28 million, included in cost of goods sold in the consolidated statement of operations, to reflect the estimated fair value of those two facilities. Fair value was estimated using a market approach, considering the estimated fair values for other comparable buildings in the areas where the facilities are located, Level 3 inputs.

        As a result of our business rationalization activities over the last several years, at December 31, 2014, we were holding several facilities for sale, primarily within the Cabinets and Related Products segment. At December 31, 2014 and 2013, the net book value of facilities held for sale was approximately $18 million and $17 million, respectively, included in property and equipment in the consolidated balance sheets as of December 31, 2014 and 2013.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2014	Accumulated Impairment Losses	Net Goodwill At December 31, 2014
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	531	(340)	191
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249

Total	$3,854	$(1,970)	$1,884

	Gross Goodwill At December 31, 2013	Accumulated Impairment Losses	Net Goodwill At December 31, 2013	Additions (A)	Other (B)	Net Goodwill At December 31, 2014
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	550	(340)	210	—	(19)	191
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	983	(734)	249		—	249

Total	$3,873	$(1,970)	$1,903	$—	$(19)	$1,884

	Gross Goodwill At December 31, 2012	Accumulated Impairment Losses	Net Goodwill At December 31, 2012	Additions (A)	Other (B)	Net Goodwill At December 31, 2013
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	544	(340)	204	—	6	210
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	980	(734)	246	3	—	249

Total	$3,864	$(1,970)	$1,894	$3	$6	$1,903

(A)
Additions include acquisitions.

(B)
Other principally includes the effect of foreign currency translation.

        In the fourth quarters of 2014, 2013 and 2012, we completed our annual impairment testing of goodwill and other indefinite-lived intangible assets. The impairment test in 2014, 2013 and 2012 indicated there was no impairment of goodwill for any of our reporting units.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

        Other indefinite-lived intangible assets were $131 million and $133 million at December 31, 2014 and 2013, respectively, and principally included registered trademarks. In 2014, we recognized an insignificant impairment charge for other indefinite-lived intangible assets. In 2013, the impairment test indicated there was no impairment of other intangible assets for any of our business units. In 2012, the impairment test indicated that the registered trademark for a North American business unit in the Other Specialty Products segment was impaired due to changes in the long-term outlook for the business unit. We recognized non-cash, pre-tax impairment charges for other indefinite-lived intangible assets of $42 million ($27 million, after tax) in 2012.

        The carrying value of our definite-lived intangible assets was $14 million (net of accumulated amortization of $65 million) at December 31, 2014 and $16 million (net of accumulated amortization of $62 million) at December 31, 2013 and principally included customer relationships and non-compete agreements, with a weighted average amortization period of 6 years in both 2014 and 2013. Amortization expense related to the definite-lived intangible assets of continuing operations was $5 million in 2014, $5 million in 2013 and $6 million in 2012.

        At December 31, 2014, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2015 – $5 million; 2016 – $3 million; 2017 – $1 million; 2018 – $1 million and 2019 – $1 million.

I. OTHER ASSETS

	(In Millions)
	At December 31
	2014	2013
Financial investments (Note E)	$50	$113
In-store displays, net	36	21
Debenture expense	19	24
Other	31	27

Total	$136	$185

        In-store displays are amortized using the straight-line method over the expected useful life of three to five years; we recognized amortization expense related to in-store displays of $15 million, $19 million and $21 million in 2014, 2013 and 2012, respectively. Cash spent for displays was $30 million, $5 million and $23 million in 2014, 2013 and 2012, respectively and are included in other, investing activities on the consolidated statements of cash flows.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. ACCRUED LIABILITIES

	(In Millions)
	At December 31
	2014	2013
Salaries, wages and commissions	$189	$210
Warranty (Note U)	135	124
Advertising and sales promotion	112	111
Insurance reserves	64	70
Interest	57	58
Employee retirement plans	41	48
Income taxes payable	24	32
Property, payroll and other taxes	29	28
Dividends payable	32	27
Other	73	70

Total	$756	$778

K. DEBT

	(In Millions)
	At December 31
	2014	2013
Notes and debentures:
4.8%, due June 15, 2015	$500	$500
6.125%, due Oct. 3, 2016	1,000	1,000
5.85%, due March 15, 2017	300	300
6.625%, due April 15, 2018	114	114
7.125%, due March 15, 2020	500	500
5.95%, due March 15, 2022	400	400
7.75%, due Aug. 1, 2029	296	296
6.5%, due Aug. 15, 2032	300	300
Other	14	17

	3,424	3,427
Less: Current portion	505	6

Total long-term debt	$2,919	$3,421

        All of the notes and debentures above are senior indebtedness and, other than the 6.625% notes due 2018 and the 7.75% notes due 2029, are redeemable at our option.

        On March 28, 2013, we entered into a Credit Agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.

        The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $150 million and obtain letters of credit of up to $250 million; any outstanding Letters of Credit, under the Credit Agreement, reduce our borrowing capacity. At December 31, 2014, we had $75 million of outstanding and unused Letters of Credit, reducing our borrowing capacity by such amount.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. DEBT (Concluded)

        Revolving credit loans bear interest under the Credit Agreement, at our option, at (A) a rate per annum equal to the greater of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the "Alternative Base Rate"); plus an applicable margin based upon our then applicable corporate credit ratings; or (B) LIBOR plus an applicable margin based upon our then applicable corporate credit ratings. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon our then applicable corporate credit ratings.

        The Credit Agreement contains financial covenants requiring us to maintain (A) a maximum debt to total capitalization ratio, as adjusted for certain items, of 65 percent, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. The debt to total capitalization ratio allows the add-back, if incurred, of up to the first $250 million of certain non-cash charges, including goodwill and other intangible asset impairment charges, occurring from and after January 1, 2012 that would negatively impact shareholders' equity.

        Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at December 31, 2014, we had additional borrowing capacity, subject to availability, of up to $1.2 billion. Additionally, at December 31, 2014, we could absorb a reduction to shareholders' equity of approximately $747 million and remain in compliance with the debt to total capitalization covenant.

        In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the new Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency). At December 31, 2014 and 2013, we were in compliance with all covenants and no borrowings have been made under the Credit Agreement.

        At December 31, 2014, the debt maturities during each of the next five years were as follows: 2015 – $505 million; 2016 – $1,001 million; 2017 – $300 million; 2018 – $115 million and 2019 – $1 million.

        Interest paid was $220 million, $232 million and $269 million in 2014, 2013 and 2012, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION

        Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") replaced the 2005 Long Term Stock Incentive Plan in May 2014 and provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2014, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.

        Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	2014	2013	2012
Long-term stock awards	$37	$34	$35
Stock options	4	13	15
Phantom stock awards and stock appreciation rights	6	7	11

Total	$47	$54	$61

Income tax benefit (37 percent tax rate)	$17	$20	$23

        At December 31, 2014, a total of 12.2 million shares of our common stock were available under the 2014 Plan for the granting of stock options and other long-term stock incentive awards.

        Long-Term Stock Awards.    Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 1,729,800 shares of long-term stock awards during 2014.

        Our long-term stock award activity was as follows, shares in millions:

	2014	2013	2012
Unvested stock award shares at January 1	8	8	10
Weighted average grant date fair value	$17	$16	$17
Stock award shares granted	1	2	1
Weighted average grant date fair value	$22	$20	$12
Stock award shares vested	2	2	2
Weighted average grant date fair value	$17	$17	$18
Stock award shares forfeited	1	—	1
Weighted average grant date fair value	$19	$16	$17
Unvested stock award shares at December 31	6	8	8
Weighted average grant date fair value	$18	$17	$16

        At December 31, 2014, 2013 and 2012, there was $60 million, $69 million and $72 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years for 2014 and 2013 and four years for 2012.

        The total market value (at the vesting date) of stock award shares which vested during 2014, 2013 and 2012 was $50 million, $38 million and $27 million, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Continued)

        Stock Options.    Stock options are granted to our key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

        We granted 332,750 of stock option shares during 2014 with a grant date exercise price approximating $22 per share. During 2014, 3.9 million stock option shares were forfeited (including options that expired unexercised).

        Our stock option activity was as follows, shares in millions:

	2014	2013	2012
Option shares outstanding, January 1	24	30	36
Weighted average exercise price	$22	$21	$21
Option shares granted	—	1	1
Weighted average exercise price	$22	$20	$12
Option shares exercised	2	3	1
Aggregate intrinsic value on date of exercise (A)	$22 million	$23 million	$5 million
Weighted average exercise price	$16	$12	$10
Option shares forfeited	4	4	6
Weighted average exercise price	$28	$26	$19
Option shares outstanding, December 31	18	24	30
Weighted average exercise price	$21	$22	$21
Weighted average remaining option term (in years)	4	4	5
Option shares vested and expected to vest, December 31	18	24	30
Weighted average exercise price	$21	$22	$21
Aggregate intrinsic value (A)	$110 million	$109 million	$55 million
Weighted average remaining option term (in years)	4	4	5
Option shares exercisable (vested), December 31	15	20	23
Weighted average exercise price	$22	$24	$24
Aggregate intrinsic value (A)	$84 million	$62 million	$22 million
Weighted average remaining option term (in years)	3	3	4

(A)
Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Continued)

        At December 31, 2014, 2013 and 2012, there was $6 million, $9 million and $15 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years in 2014, 2013 and 2012.

        The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2014	2013	2012
Weighted average grant date fair value	$9.53	$8.35	$4.44
Risk-free interest rate	1.91%	1.22%	1.09%
Dividend yield	1.34%	1.47%	2.57%
Volatility factor	49.00%	49.07%	50.97%
Expected option life	6 years	6 years	6 years

        The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2014, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$8 - 21	10	5 Years	$14	7	$14
$22 - 28	3	2 Years	$26	3	$27
$29 - 31	5	1 Years	$31	5	$31
$33 - 34	—	1 Years	$33	—	$33

$8 - 34	18	4 Years	$21	15	$22

        Phantom Stock Awards and Stock Appreciation Rights ("SARs").    We grant phantom stock awards and SARs to certain non-U.S. employees.

        Phantom stock awards are linked to the value of our common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. We account for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of our common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. We recognized expense of $5 million, $5 million and $7 million related to the valuation of phantom stock awards for 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, we granted 183,530 shares, 165,180 shares and 162,310 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million, $3 million and $2 million, respectively, and paid $5 million, $4 million and $3 million of cash in 2014, 2013 and 2012, respectively, to settle phantom stock awards.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. STOCK-BASED COMPENSATION (Concluded)

        SARs are linked to the value of our common stock on the date of grant and are settled in cash upon exercise. We account for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. We recognized expense of $1 million, $2 million and $4 million related to the valuation of SARs for 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, we did not grant any SARs.

        Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2014	2013	2014	2013
Accrued compensation cost liability	$13	$14	$7	$8
Unrecognized compensation cost	$4	$4	$—	$—
Equivalent common shares	1	1	1	2

M. EMPLOYEE RETIREMENT PLANS

        We sponsor qualified defined-benefit and defined-contribution retirement plans for most of our employees. In addition to our qualified defined-benefit pension plans, we have unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Organization and Compensation Committee of the Board of Directors.

        In addition, we participate in 21 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant.

        Pre-tax expense related to our retirement plans was as follows, in millions:

	2014	2013	2012
Defined-contribution plans	$46	$54	$43
Defined-benefit plans	25	31	36
Multi-employer plans	5	4	4

	$76	$89	$83

        In March 2009, based on management's recommendation, the Board of Directors approved a plan to freeze all future benefit accruals under substantially all of our domestic qualified and non-qualified defined-benefit pension plans. The freeze was effective January 1, 2010.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$983	$163	$1,056	$181
Service cost	3	—	3	—
Interest cost	41	7	40	6
Actuarial (gain) loss, net	184	32	(81)	(13)
Foreign currency exchange	(24)	—	7	—
Benefit payments	(42)	(12)	(42)	(11)

Projected benefit obligation at December 31	$1,145	$190	$983	$163

Changes in fair value of plan assets:
Fair value of plan assets at January 1	$659	$—	$594	$—
Actual return on plan assets	38	—	65	—
Foreign currency exchange	(8)	—	2	—
Company contributions	49	12	44	11
Expenses, other	(5)	—	(4)	—
Benefit payments	(42)	(12)	(42)	(11)

Fair value of plan assets at December 31	$691	$—	$659	$—

Funded status at December 31:	$(454)	$(190)	$(324)	$(163)

        Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31, 2014		At December 31, 2013
	Qualified	Non-Qualified	Qualified	Non-Qualified
Accrued liabilities	$(2)	$(12)	$(3)	$(12)
Other liabilities	(452)	(178)	(321)	(151)

Total net liability	$(454)	$(190)	$(324)	$(163)

        Unrealized loss included in accumulated other comprehensive (loss) income before income taxes were as follows, in millions:

	At December 31, 2014		At December 31, 2013
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$524	$68	$344	$38
Net transition obligation	1	—	1	—
Net prior service cost	2	—	2	—

Total	$527	$68	$347	$38

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets, was as follows, in millions:

	At December 31
	2014		2013
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$1,145	$190	$983	$163
Accumulated benefit obligation	$1,145	$190	$982	$163
Fair value of plan assets	$691	$—	$659	$—

        The projected benefit obligation was in excess of plan assets for all of our defined-benefit pension plans at December 31, 2014 and 2013.

        Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	2014		2013		2012
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—	$2	$—
Interest cost	47	7	44	6	46	7
Expected return on plan assets	(45)	—	(40)	—	(35)	—
Recognized net loss	11	2	16	2	14	2

Net periodic pension cost	$16	$9	$23	$8	$27	$9

        We expect to recognize $21 million of pre-tax net loss from accumulated other comprehensive (loss) income into net periodic pension cost in 2015 related to our defined-benefit pension plans.

        Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	2014	2013
Equity securities	46%	47%
Debt securities	34%	35%
Other	20%	18%

Total	100%	100%

        For our qualified defined-benefit pension plans, we have adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. Accounting guidance defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."

        Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014.

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

        Common Collective Trust Fund: Valued based on a unit value basis, which approximates fair value as of December 31, 2014 and 2013. Such basis is determined by reference to the respective fund's underlying assets, which are primarily marketable equity and fixed income securities. There are no unfunded commitments or other restrictions associated with this fund.

        Short-Term and Other Investments: Valued based on a net asset value (NAV) which approximates fair value at December 31, 2014 and 2013. Such basis is determined by referencing the respective fund's underlying assets.

        The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        The following table sets forth by level, within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2014 and 2013, in millions.

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Common and Preferred Stocks:
United States	$136	$116	$—	$252
International	50	15	—	65
Private Equity and Hedge Funds:
United States	—	—	59	59
International	—	—	27	27
Corporate Debt Securities:
United States	15	33	—	48
International	—	75	—	75
Government and Other Debt Securities:
United States	64	2	—	66
International	24	27	—	51
Common Collective Trust Fund – United States	—	5	—	5
Short-Term and Other Investments:
United States	—	1	—	1
International	3	21	18	42

Total Assets at Fair Value	$292	$295	$104	$691

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Common and Preferred Stocks:
United States	$143	$107	$—	$250
International	46	16	—	62
Private Equity and Hedge Funds:
United States	—	—	52	52
International	—	—	24	24
Corporate Debt Securities:
United States	15	25	—	40
International	—	61	—	61
Government and Other Debt Securities:
United States	79	1	—	80
International	23	27	—	50
Common Collective Trust Fund – United States	—	3	—	3
Short-Term and Other Investments:
United States	2	2	—	4
International	10	6	17	33

Total Assets at Fair Value	$318	$248	$93	$659

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

        Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2014	2013
Fair Value, January 1	$93	$78
Purchases	13	25
Sales	(9)	(14)
Transfers, net	—	—
Unrealized gains (losses)	7	4

Fair Value, December 31	$104	$93

        Assumptions.    Major assumptions used in accounting for our defined-benefit pension plans were as follows:

	2014	2013	2012
Discount rate for obligations	3.80%	4.40%	3.80%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	4.40%	3.80%	4.40%

        The discount rate for obligations for 2014 and 2013 was based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2014 and 2013 Towers Watson Rate Link Curve. At December 31, 2014, such rates for our defined-benefit pension plans ranged from 2.00 percent to 4.00 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.70 percent or higher. At December 31, 2013, such rates for our defined-benefit pension plans ranged from 1.75 percent to 4.80 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.20 percent or higher. The decrease in the weighted average discount rate over the last year is principally the result of lower long-term interest rates in the bond markets.

        For 2014 and 2013, we determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at both December 31, 2014 and 2013 also considered near term returns, including current market conditions and also that pension assets are long-term in nature. The actual annual rate of return on our pension plan assets was 5.0 percent and 5.9 percent for the 10-year periods ended December 31, 2014 and 2013, respectively. Although these rates of return are less than our current expected long-term rate of return on plan assets, we note that the 10-year period ended December 31, 2014 includes one significant decline in the equity markets. In 2014 and 2013, actual annual rate of return on our pension plan assets was 3.6 percent and 13.6 percent, respectively. Accordingly, we believe a 7.25 percent expected long-term rate of return is reasonable.

        The investment objectives seek to minimize the volatility of the value of our plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2014, we achieved targeted asset allocation: 46 percent equities, 34 percent fixed-income, and 20 percent alternative investments (such as private equity, commodities and hedge funds). The asset allocation of the

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Continued)

investment portfolio was developed with the objective of achieving our expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. The increased allocation to fixed-income securities partially matches the bond-like and long-term nature of the pension liabilities. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 7.25 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets. This portfolio is expected to yield a long-term rate of return of 7.25 percent.

        The fair value of our plan assets is subject to risk including significant concentrations of risk in our plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed-income investments which more closely match pension liabilities. Within equity, risk is mitigated by targeting a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.

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

        Potential events or circumstances that could have a negative effect on estimated fair value include the risks of inadequate diversification and other operating risks. To mitigate these risks, investments are diversified across and within asset classes in support of investment objectives. Policies and practices to address operating risks include ongoing manager oversight, plan and asset class investment guidelines and instructions that are communicated to managers, and periodic compliance and audit reviews to ensure adherence to these policies. In addition, we periodically seek the input of our independent advisor to ensure the investment policy is appropriate.

        Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $12 million and $10 million at December 31, 2014 and 2013, respectively.

        Cash Flows.    At December 31, 2014, we expected to contribute approximately $40 million to our qualified defined-benefit pension plans to meet ERISA requirements in 2015. We also expected to pay benefits of $7 million and $12 million to participants of our foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2015.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. EMPLOYEE RETIREMENT PLANS (Concluded)

        At December 31, 2014, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2015	$47	$12
2016	$48	$12
2017	$48	$12
2018	$49	$12
2019	$50	$13
2020 - 2024	$276	$61

N. SHAREHOLDERS' EQUITY

        On September 30, 2014, we announced that our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. During the fourth quarter of 2014, we repurchased and retired 5 million common shares for cash of $119 million; we have 45 million shares remaining under the authorization.

        In addition, during 2014, we repurchased and retired 1.7 million shares of our common stock for cash aggregating $39 million, to offset the dilutive impact of the 2014 grant of 1.7 million shares of long-term stock awards. During 2013, we repurchased and retired 1.7 million shares of our common stock for cash aggregating $35 million, to offset the dilutive impact of the 2013 grant of 1.7 million shares of long-term stock awards. During 2012, we repurchased and retired one million shares of our common stock, for cash aggregating $8 million to offset the dilutive impact of the 2012 grant of one million shares of long-term stock awards.

        On the basis of amounts paid (declared), cash dividends per common share were $.33 ($.345) in 2014 and $.30 ($.30) in each of 2013 and 2012.

        Accumulated Other Comprehensive (Loss) Income.    The components of accumulated other comprehensive (loss) income attributable to Masco Corporation were as follows, in millions:

	At December 31
	2014	2013
Cumulative translation adjustments	$325	$418
Unrealized loss on marketable securities, net	(12)	(12)
Unrealized loss on interest rate swaps	(18)	(19)
Unrecognized prior service cost and net loss, net	(406)	(272)

Accumulated other comprehensive (loss) income	$(111)	$115

        The unrealized loss on marketable securities, net, is reported net of income tax expense of $14 million at both December 31, 2014 and 2013. The unrealized loss on interest rate swaps is reported net of income tax of $1 million and $-- million at December 2014 and 2013, respectively. The unrecognized prior service cost and net loss, net, is reported net of income tax benefit of $199 million and $105 million at December 31, 2014 and 2013, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. RECLASSIFICATIONS FROM OTHER COMPREHENSIVE (LOSS) INCOME

        The reclassifications from accumulated other comprehensive (loss) income to the consolidated statements of operations were as follows, in millions:

Accumulated Other Comprehensive (Loss) Income	2014	2013	2012	Statements of Operations Line Item
Amortization of defined benefit pension:
Actuarial losses, net	$13	$18	$16	Selling, general & administrative expense
Tax (benefit) expense	(5)	2	(9)

Net of tax	$8	$20	$7

Interest rate swaps	$2	$2	$2	Interest expense
Tax benefit	(1)	—	—

Net of tax	$1	$2	$2

P. SEGMENT INFORMATION

        Our reportable segments are as follows:

        Cabinets and Related Products –  principally includes assembled kitchen and bath cabinets; home office workstations; entertainment centers; storage products; bookcases; and kitchen utility products.

        Plumbing Products –  principally includes faucets; plumbing fittings and valves; showerheads and hand showers; bathtubs and shower enclosures; toilets; and spas.

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

        Our operations are principally located in North America and Europe. Our country of domicile is the United States of America.

        Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SEGMENT INFORMATION (Continued)

        Our segments are based upon similarities in products and services and represent the aggregation of operating units, for which financial information is regularly evaluated by our corporate operating executive in determining resource allocation and assessing performance, and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for us. We primarily evaluate performance based upon operating profit (loss) and, other than general corporate expense, allocate specific corporate overhead to each segment. The evaluation of segment operating profit (loss) also excludes the income (charge) for litigation settlements, net, and the gain on sale of fixed assets, net.

        Information by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)(5)			Operating Profit (Loss) (5)(6)			Assets at December 31 (9)(10)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Our operations by segment were:
Cabinets and Related Products	$999	$1,014	$939	$(62)	$(10)	$(89)	$608	$659	$700
Plumbing Products	3,308	3,183	2,955	512	394	307	1,989	2,040	2,012
Installation and Other Services	1,515	1,412	1,209	58	37	(19)	1,474	1,465	1,444
Decorative Architectural Products	1,998	1,927	1,818	360	351	329	857	812	799
Other Specialty Products	701	637	574	47	35	(31)	702	693	704

Total	$8,521	$8,173	$7,495	$915	$807	$497	$5,630	$5,669	$5,659

Our operations by geographic area were:
North America	$6,892	$6,634	$6,046	$701	$649	$360	$4,335	$4,295	$4,363
International, principally Europe	1,629	1,539	1,449	214	158	137	1,295	1,374	1,296

Total, as above	$8,521	$8,173	$7,495	915	807	497	5,630	5,669	5,659

General corporate expense, net (7)				(136)	(134)	(126)
Income (charge) for litigation settlements (8)				9	—	(77)
Gain from sales of fixed assets, net				—	—	8

Operating profit, as reported				788	673	302
Other income (expense), net				(213)	(223)	(229)

Income from continuing operations before income taxes				$575	$450	$73

Corporate assets							1,537	1,288	1,021
Assets held for sale							—	—	203

Total assets							$7,167	$6,957	$6,883

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. SEGMENT INFORMATION (Concluded)

				Depreciation and Amortization (5)
	Property Additions (5)			2014	2013	2012
	2014	2013	2012
Our operations by segment were:
Cabinets and Related Products	$9	$9	$15	$33	$42	$57
Plumbing Products	65	71	67	63	65	69
Installation and Other Services	13	14	11	26	27	30
Decorative Architectural Products	12	16	11	16	17	15
Other Specialty Products	28	10	11	18	22	21

	127	120	115	156	173	192
Unallocated amounts, principally related to corporate assets	1	4	2	11	11	11

Total	$128	$124	$117	$167	$184	$203

(1)
Included in net sales were export sales from the U.S. of $228 million, $227 million and $229 million in 2014, 2013 and 2012, respectively.

(2)
Excluded from net sales were intra-company sales between segments of approximately two percent of net sales in each of 2014, 2013 and 2012.

(3)
Included in net sales were sales to one customer of $2,319 million, $2,280 million and $2,143 million in 2014, 2013 and 2012, respectively. Such net sales were included in the following segments: Cabinets and Related Products, Plumbing Products, Decorative Architectural Products and Other Specialty Products.

(4)
Net sales from our operations in the U.S. were $6,689 million, $6,359 million and $5,793 million in 2014, 2013 and 2012, respectively.

(5)
Net sales, operating profit (loss), property additions and depreciation and amortization expense for 2014, 2013 and 2012 excluded the results of businesses reported as discontinued operations in 2013 and 2012.

(6)
Included in segment operating profit (loss) for 2012 was an impairment charge for other intangible assets as follows: Other Specialty Products – $42 million.

(7)
General corporate expense, net included those expenses not specifically attributable to our segments.

(8)
The income (charge) for litigation settlements in 2014 relates to a business in our Decorative Architectural Products segment and in 2012 primarily relates to a business in the Installation and Other Services segment.

(9)
Long-lived assets of our operations in the U.S. and Europe were $2,611 million and $428 million, $2,685 million and $481 million, and $2,792 million and $467 million at December 31, 2014, 2013 and 2012, respectively.

(10)
Segment assets for 2012 excluded the assets of businesses reported as discontinued operations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q. SEVERANCE COSTS

        As part of our continuing review of our operations, actions were taken during 2014, 2013 and 2012 to respond to market conditions. We recorded charges related to severance and early retirement programs of $29 million, $20 million and $35 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such charges are principally reflected in the consolidated statements of operations in selling, general and administrative expenses and were primarily paid when incurred.

R. OTHER INCOME (EXPENSE), NET

        Other, net, which is included in other income (expense), net, was as follows, in millions:

	2014	2013	2012
Income from cash and cash investments	$3	$3	$6
Other interest income	1	2	1
Income from financial investments, net (Note E)	2	27	22
Foreign currency transaction gains (losses)	5	(18)	(2)
Other items, net	1	(2)	(2)

Total other, net	$12	$12	$25

        In 2013, in conjunction with the transaction to sell the Danish ready-to-assemble cabinet business (included in discontinued operations), we also disposed of a related Danish holding company. This disposition triggered the settlement of loans, which resulted in the recognition of $18 million of currency translation expense, which is included in other income (expense), net from continuing operations in the consolidated statements of operations.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES

		(In Millions)
	2014	2013	2012
Income (loss) from continuing operations before income taxes:
U.S.	$338	$295	$(84)
Foreign	237	155	157

	$575	$450	$73

Income tax (benefit) expense on income (loss) from continuing operations:
Currently payable:
U.S. Federal	$3	$3	$—
State and local	2	4	(2)
Foreign	67	58	51
Deferred:
U.S. Federal	(377)	41	31
State and local	(18)	7	7
Foreign	(10)	(2)	4

	$(333)	$111	$91

Deferred tax assets at December 31:
Receivables	$9	$12
Inventories	25	23
Other assets, principally stock-based compensation	77	95
Accrued liabilities	102	118
Long-term liabilities	284	234
Net operating loss carryforward	194	317
Tax credit carryforward	44	38

	735	837
Valuation allowance	(66)	(662)

	669	175

Deferred tax liabilities at December 31:
Property and equipment	118	148
Intangibles	387	342
Investment in foreign subsidiaries	4	5
Other	13	4

	522	499

Net deferred tax (asset) liability at December 31	$(147)	$324

        At December 31, 2014 and 2013, the net deferred tax (asset) liability consisted of net short-term deferred tax assets of $244 million and $73 million, respectively, and net long-term deferred tax liabilities of $106 million and $397 million, respectively, and net long-term deferred tax assets included in other assets of $9 million and $ – million, respectively.

        The current portion of the state and local income tax includes an $8 million, $8 million and $14 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations and favorable settlements on state audits in 2014, 2013 and 2012, respectively. The deferred portion of the state and local taxes includes a $(35) million, $13 million and $26 million tax (benefit) expense resulting from a change in the valuation allowance against state and

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES (Continued)

local deferred tax assets in 2014, 2013 and 2012, respectively. The deferred portion of the 2014 foreign taxes includes $(6) million tax benefit from a change in the valuation allowance against foreign deferred tax assets.

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

        During 2012 and 2011, objective and verifiable negative evidence, such as U.S. operating losses and significant impairment charges for U.S. goodwill in 2011 and other intangible assets, continued to outweigh positive evidence necessary to reduce the valuation allowance. As a result, we recorded increases of $65 million and $87 million in the valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense in 2012 and 2011, respectively.

        Although new home construction activity and retail sales of builder products strengthened during 2013 resulting in profitability in our U.S. operations, we continued to record a full valuation allowance against the U.S. Federal deferred tax assets as we remained in the three-year cumulative loss position throughout 2013.

        In the third quarter of 2014, we recorded a $517 million tax benefit from the release of the valuation allowance against our U.S. Federal and certain state deferred tax assets due primarily to a return to sustainable profitability in our U.S. operations. In reaching this conclusion, we considered the continued improvement in both the new home construction market and repair and remodel activity in the U.S. and our progress on strategic initiatives to reduce costs and expand our product leadership positions which contributed to the continued improvement in our U.S. operations over the past few years. Additionally, by the fourth quarter of 2014, we achieved a cumulative three-year income position in the U.S. due to eight consecutive quarters of U.S. pre-tax earnings resulting in our anticipation of sufficient future taxable income to realize a significant portion of our U.S. deferred tax assets.

        In the fourth quarter of 2014, we recorded an additional $12 million tax benefit from the release of the valuation allowances against certain U.K. and Mexican deferred tax assets primarily resulting from a return to sustainable profitability in these jurisdictions.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES (Continued)

        We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2014. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

        It is reasonably possible that the continued improvements in certain of our businesses located in the U.S. could result in the objective positive evidence necessary to warrant the additional reversal of all or a portion of the valuation allowance, up to approximately $27 million, by the end of 2015.

        Of the $238 million and $355 million deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2014 and December 31, 2013, $233 million and $345 million will expire between 2020 and 2032 and $5 million and $10 million are unlimited, respectively.

        The tax benefit from certain stock-based compensation is not recognized as a deferred tax asset until the tax deduction reduces cash taxes. Accordingly, as of December 31, 2014, we have not recorded a $53 million deferred tax asset on additional net operating losses that, when realized, will be recorded to paid-in capital.

        A tax provision has not been provided at December 31, 2014 for U.S. income taxes or additional foreign withholding taxes on approximately $12 million of undistributed earnings of certain foreign subsidiaries that are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual U.S. tax would depend on income tax laws and circumstances at the time of distribution.

        A reconciliation of the U.S. Federal statutory tax rate to the income tax (benefit) expense on income from continuing operations was as follows:

	2014	2013	2012
U.S. Federal statutory tax rate – expense	35%	35%	35%
State and local taxes, net of U.S. Federal tax benefit	(2)	2	4
Lower taxes on foreign earnings	(4)	—	(9)
U.S. and foreign taxes on distributed and undistributed foreign earnings	—	—	1
Goodwill and other intangible assets impairment charges providing no tax benefit	—	—	2
U.S. Federal valuation allowance	(87)	(12)	89
Other, net	—	—	3

Effective tax rate – (benefit) expense	(58)%	25%	125%

        Income taxes paid were $80 million, $77 million and $57 million in 2014, 2013 and 2012, respectively.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. INCOME TAXES (Concluded)

        A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows:

	(In millions)
	Uncertain Tax Positions	Interest and Penalties		Total
Balance at January 1, 2013	$51		$17	$68
Current year tax positions:
Additions	9			9
Prior year tax positions:
Additions	1			1
Reductions	(2)			(2)
Settlements with tax authorities	(1)			(1)
Lapse of applicable statute of limitations	(12)			(12)
Interest and penalties recognized in income tax expense			(4)	(4)

Balance at December 31, 2013	$46		$13	$59

Current year tax positions:
Additions	$9	$		$9
Reductions	(1)			(1)
Prior year tax positions:
Additions	1			1
Reductions	(5)			(5)
Settlements with tax authorities	(1)			(1)
Lapse of applicable statute of limitations	(10)			(10)
Interest and penalties recognized in income tax expense	—		(4)	(4)

Balance at December 31, 2014	$39		$9	$48

        If recognized, $26 million and $31 million of the liability for uncertain tax positions at December 31, 2014 and 2013, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.

        Of the $48 million and $59 million total liability for uncertain tax positions including related interest and penalties, at December 31, 2014 and 2013, $48 million and $65 million are recorded in other liabilities, $4 million and $ – million are recorded in liabilities for deferred income taxes and $4 million and $6 million are recorded in other assets, respectively.

        We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Program ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2013. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2005.

        As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $6 million.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. EARNINGS PER COMMON SHARE

        Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2014	2013	2012
Numerator (basic and diluted):
Income (loss) from continuing operations	$861	$298	$(53)
Less: Allocation to unvested restricted stock awards	17	7	2

Income (loss) from continuing operations attributable to common shareholders	844	291	(55)

Loss from discontinued operations, net	(5)	(10)	(61)
Less: Allocation to unvested restricted stock awards	—	—	—

Loss from discontinued operations attributable to common shareholders	(5)	(10)	(61)

Net income (loss) available to common shareholders	$839	$281	$(116)

Denominator:
Basic common shares (based upon weighted average)	349	350	349
Add:
Stock option dilution	3	2	—

Diluted common shares	352	352	349

        We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the "two-class method." The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2014, 2013 and 2012, we allocated dividends and undistributed earnings (only in 2014 and 2013) to the unvested restricted stock awards (participating securities).

        Additionally, 7 million common shares, 12 million common shares and 30 million common shares for 2014, 2013 and 2012, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

        Common shares outstanding included on our balance sheet and for the calculation of earnings per common share do not include unvested stock awards (6 million common shares and 8 million common shares at December 31, 2014 and 2013, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U. OTHER COMMITMENTS AND CONTINGENCIES

        Litigation.    We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes, anti-trust issues and other matters, including class actions. We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

        Warranty.    Changes in our warranty liability were as follows, in millions:

	2014	2013
Balance at January 1	$124	$118
Accruals for warranties issued during the year	51	42
Accruals related to pre-existing warranties	11	6
Settlements made (in cash or kind) during the year	(46)	(42)
Other, net (including currency translation)	(5)	—

Balance at December 31	$135	$124

        Accruals related to pre-existing warranties increased $5 million in the fourth quarter of 2014 resulting from the adjustment of expected costs to service anticipated claims in prior periods, attributable to one business in the Other Specialty Products segment.

        Investments.    With respect to our investments in private equity funds, we had, at December 31, 2014, commitments to contribute up to $9 million of additional capital to such funds representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to certain of our private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.

        Other Matters.    We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include customer claims against builders for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications relating to various items including: the enforceability of trademarks; legal and environmental issues; provisions for sales returns; and asset valuations. We have never had to pay a material amount related to these indemnifications and we evaluate the probability that amounts may be incurred and appropriately record an estimated liability when probable.

MASCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

V. INTERIM FINANCIAL INFORMATION (UNAUDITED)

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2014
Net sales	$8,521	$2,064	$2,232	$2,260	$1,965
Gross profit	$2,387	$568	$611	$661	$547
Income from continuing operations	$861	$103	$542	$140	$76
Net income	$856	$100	$543	$139	$74
Earnings per common share:
Basic:
Income from continuing operations	$2.42	$.29	$1.52	$.39	$.21
Net income	$2.40	$.28	$1.52	$.39	$.21
Diluted:
Income from continuing operations	$2.39	$.29	$1.51	$.39	$.21
Net income	$2.38	$.28	$1.51	$.39	$.21
2013
Net sales	$8,173	$1,998	$2,150	$2,149	$1,876
Gross profit	$2,255	$531	$607	$609	$508
Income from continuing operations	$298	$42	$111	$83	$62
Net income	$288	$48	$109	$78	$53
Earnings per common share:
Basic:
Income from continuing operations	$.83	$.12	$.31	$.23	$.17
Net income	$.80	$.13	$.31	$.22	$.15
Diluted:
Income from continuing operations	$.83	$.12	$.31	$.23	$.17
Net income	$.80	$.13	$.30	$.22	$.15

        Earnings per common share amounts for the four quarters of 2014 and 2013 may not total to the earnings per common share amounts for the years ended December 31, 2014 and 2013 due to the allocation of income to unvested stock awards.

        In the third quarter of 2014, we recorded a $517 million tax benefit from the release of the valuation allowance against our U.S. Federal and certain state deferred tax assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

a.
Evaluation of Disclosure Controls and Procedures.

  The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of its disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) and 15d-15(b) as of December 31, 2014. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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
Changes in Internal Control over Financial Reporting.

  In connection with the evaluation of the Company's "internal control over financial reporting" that occurred during the quarter ended December 31, 2014, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Our Code of Business Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Other information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2014 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	18,201,674	$20.98	12,193,137

        The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

    a.    Listing of Documents.

  (1)
  Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, consist of the following:

  (2)
  Financial Statement Schedule.

  a.
  Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2014, 2013 and 2012, consists of the following:

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

February 13, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ KEITH ALLMAN Keith Allman	President, Chief Executive Officer and Director
Principal Financial Officer:
/s/ JOHN G. SZNEWAJS John G. Sznewajs	Vice President, Treasurer and Chief Financial Officer
Principal Accounting Officer:
/s/ JOHN P. LINDOW John P. Lindow	Vice President – Controller
/s/ VERNE G. ISTOCK Verne G. Istock	Chairman of the Board
/s/ MARK R. ALEXANDER Mark R. Alexander	Director
/s/ DENNIS W. ARCHER Dennis W. Archer	Director	February 13, 2015
/s/ J. MICHAEL LOSH J. Michael Losh	Director
/s/ RICHARD A. MANOOGIAN Richard A. Manoogian	Chairman Emeritus
/s/ CHRISTOPHER A. O'HERLIHY Christopher A. O'Herlihy	Director
/s/ DONALD R. PARFET Donald R. Parfet	Director
/s/ LISA A. PAYNE Lisa A. Payne	Director
/s/ JOHN C. PLANT John C. Plant	Director
/s/ MARY ANN VAN LOKEREN Mary Ann Van Lokeren	Director

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2014, 2013 and 2012

	(In Millions)
Column A	Column B	Column C				Column D			Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts			Deductions			Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2014	$27	$6	$—			$(15)	(a	)	$18

2013	$31	$8	$—			$(12)	(a	)	$27

2012	$29	$13	$—			$(11)	(a	)	$31

Valuation Allowance on deferred tax assets:
2014	$662	$(539)	$(57)	(b	)	$—			$66

2013	$785	$(36)	$(87)	(c	)	$—			$662

2012	$686	$113	$(14)	(c	)	$—			$785

(a)
Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)
Write off of a $55 million deferred tax asset on certain net operating loss carryforward against the valuation allowance as it was determined that there was only a remote likelihood that such a carryforward could be utilized; and $2 million valuation allowance on deferred tax assets recorded primarily in other comprehensive income.

(c)
Valuation allowance on deferred tax assets recorded primarily in other comprehensive income and paid in capital.

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.						Filed Here-with
	Exhibit Description		Form	Exhibit	Filing Date
3.i	Restated Certificate of Incorporation of Masco Corporation.		2010 10-K	3.i	02/18/2011
3.ii	Bylaws of Masco Corporation, as Amended and Restated May 8, 2012.		8-K	3.ii	05/10/2012
4.a.i	Indenture dated as of December 1, 1982 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee and Directors' resolutions establishing Masco Corporation's:		2011 10-K	4.a.i	02/21/2012
	(i)	6.625% Debentures Due April 15, 2018; and	2013 10-K	4.a.i(i)	02/14/2014
	(ii)	7 3/4% Debentures Due August 1, 2029.				X
4.a.ii	Supplemental Indenture dated as of July 26, 1994 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with The First National Bank of Chicago, as Trustee.					X
4.b.i	Indenture dated as of February 12, 2001 between Masco Corporation and Bank of New York Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee and Directors' Resolutions establishing Masco Corporation's:		2011 10-K	4.b.i	02/21/2012
	(i)	6 1/2% Notes Due August 15, 2032;	2012 10-K	4.b.i(i)	02/15/2013
	(ii)	4.80% Notes Due June 15, 2015;	2010 10-K	4.b.i(iii)	02/18/2011
	(iii)	6.125% Notes Due October 3, 2016;	2011 10-K	4.b.i(iv)	02/21/2012
	(iv)	5.85% Notes Due 2017;	2011 10-K	4.b.i(v)	02/21/2012
	(v)	7.125% Notes Due 2020; and	2010 10-K	4.b.i(vi)	02/18/2011
	(vi)	5.95% Notes Due 2022.	10-Q	4.b	05/02/2012
4.b.ii	Supplemental Indenture dated as of November 30, 2006 to the Indenture dated February 12, 2001 by and between Masco Corporation and Bank of New York Trust Corporation N.A., as Trustee.		2011 10-K	4.b.ii	02/21/2012
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

Incorporated By Reference
Exhibit No.							Filed Here-with
	Exhibit Description			Form	Exhibit	Filing Date
10.a	Credit Agreement dated as of March 28, 2013 by and among Masco Corporation and Masco Europe S.à.r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities, Inc., PNC Bank, National Association, and SunTrust Bank as Co-Documentation Agents.			8-K	10	04/03/2013
Note 2:	Exhibits 10.b through 10.n constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b.i	Masco Corporation 1991 Long Term Stock Incentive Plan (as amended and restated October 26, 2006):			2011 10-K	10.a	02/21/2012
	(i)	Forms of Restricted Stock Award Agreement:
		(A)	for awards prior to January 1, 2005, including supplemental letter; and				X
		(B)	for awards on and after January 1, 2005;				X
	(ii)	Form of Restoration Stock Option;					X
	(iii)	Form of Stock Option Grant;					X
	(iv)	Form of Stock Option Grant for Non-Employee Directors; and					X
	(v)	Form of Amendment to Award Agreements.		2010 10-K	10.a(v)	02/18/2011
10.b.ii	Masco Corporation 2004 Restricted Stock Award Program (under the 1991 Long Term Stock Incentive Plan).						X
10.c.i	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):			2010 10-K	10.b.i	02/18/2011
	(i)	Form of Restricted Stock Award Agreements:
		(A)	for awards on or after January 1, 2013;	2012 10-K	10.b.i(i)(A)	02/15/2013
		(B)	for awards during 2012;	2012 10-K	10.b.i(i)(B)	02/15/2013
		(C)	for awards prior to 2012;	2010 10-K	10.b.i(i)	02/18/2011
	(ii)	Form of Stock Option Grant Agreements:
		(A)	for grants on or after January 1, 2013;	2012 10-K	10.b.i(ii)(A)	02/15/2013
		(B)	for grants during 2012	2012 10-K	10.b.i(ii)(B)	02/15/2013
		(C)	for grants prior to 2012;	2010 10-K	10.b.i(ii)	02/18/2011
	(iii)	Form of Restoration Stock Option; and		2010 10-K	10.b.i(iii)	02/18/2011
	(iv)	Form of Stock Option Grant for Non- Employee Directors.					X
10.c.ii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended July 2012):			2012 10-K	10.b.ii	02/15/2013
	(i)	Form of Restricted Stock Awards.		2012 10-K	10.b.ii(i)	02/15/2013

Incorporated By Reference
Exhibit No.						Filed Here-with
	Exhibit Description		Form	Exhibit	Filing Date
10.c.iii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended October 2010):		10-Q	10	10/28/2010
	(i)	Form of Restricted Stock Award for awards 2010 through 2012.	2012 10-K	10.b.iii(i)	02/15/2013
10.c.iv	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (for awards prior to 2010):		2012 10-K	10.b.iv	02/15/2013
	(i)	Form of Restricted Stock Award Agreement; and	2012 10-K	10.b.iv(i)	02/15/2013
	(ii)	Form of Stock Option Grant Agreement.	2012 10-K	10.b.iv(ii)	02/15/2013
10.d.i	Masco Corporation 2014 Long Term Stock Incentive Plan:		8-K	10.a	05/06/2014
	(i)	Form of Restricted Stock Award Agreement; and	8-K	10.b	05/06/2014
	(ii)	Form of Stock Option Grant Agreement.	8-K	10.d	05/06/2014
10.d.ii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan:		10-Q	10	10/28/2014
	(i)	Form of Restricted Stock Award Agreement for Non-Employee Directors	8-K	10.c	05/06/2014
10.e.i	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto:
	(i)	Richard A. Manoogian;	2010 10-K	10.c(iii)	02/18/2011
	(ii)	John G. Sznewajs (includes amendment freezing benefit accruals); and	2010 10-K	10.c(iv)	02/18/2011
	(iii)	Timothy Wadhams (includes amendment freezing benefit accruals).	2010 10-K	10.c(v)	02/18/2011
10.e.ii	Form of letter agreement dated March 21, 2012 amending the Masco Corporation Supplemental Executive Retirement and Disability Plan.		10-Q	10.c	05/02/2012
10.f	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005):		2010 10-K	10.d	02/18/2011
	(i)	Form of Restricted Stock Award Agreement;	2010 10-K	10.d(i)	02/18/2011
	(ii)	Form of Stock Option Grant; and	2010 10-K	10.d(ii)	02/18/2011
	(iii)	Form of Amendment to Award Agreements.	2010 10-K	10.d(iii)	02/18/2011
10.g	Other compensatory arrangements for executive officers.		2011 10-K	10.e	02/21/2012
10.h	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program:
	(i)	for awards on or after to January 1, 2013; and	2012 10-K	10.f.(i)	02/15/2013
	(ii)	for award prior to January 1, 2013:	10-Q	10.b	05/02/2012
10.i	Compensation of Non-Employee Directors.					X
10.j.i	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010).		2010 10-K	10.g	02/18/2011

Incorporated By Reference
Exhibit No.					Filed Here-with
	Exhibit Description	Form	Exhibit	Filing Date
10.j.ii	Amendment to Masco Corporation Retirement Benefit Restoration Plan effective February 6, 2012.	10-Q	10.h	05/02/2012
10.k.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.				X
10.k.ii	Aircraft Time Sharing Agreement dated October 1, 2012 between Richard A. Manoogian and Masco Corporation.	2012 10-K	10.i.ii	02/15/2013
10.l	Consulting Agreement dated August 21, 2013 between Gregory D. Wittrock and Masco Corporation.	10-Q	10.j	10/29/2013
10.m	Employment Offer Letter dated October 23, 2014 between Christopher Kastner and Masco Corporation.				X
10.n	Employment Offer Letter dated November 1, 2014 between Amit Bhargave and Masco Corporation.				X
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	Interactive Date File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.