Form 10-Q
period 2015-03-31
MASCO CORP /DE/
filed 2015-04-28
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2015
Common stock, par value $1.00 per share	347,595,200

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2015 and December 31, 2014

(In Millions, Except Share Data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash investments	$1,578	$1,383
Short-term bank deposits	197	306
Receivables	1,248	1,040
Deferred income taxes	219	244
Prepaid expenses and other	74	71
Inventories:
Finished goods	467	425
Raw material	291	294
Work in process	105	100
	863	819
Total current assets	4,179	3,863

Property and equipment, net	1,106	1,139
Goodwill	1,878	1,884
Other intangible assets, net	158	145
Other assets	147	136
Total assets	$7,468	$7,167

LIABILITIES
Current liabilities:
Notes payable	$506	$505
Accounts payable	1,019	950
Accrued liabilities	682	756
Total current liabilities	2,207	2,211

Long-term debt	3,418	2,919
Other liabilities	770	803
Deferred income taxes	114	106
Total liabilities	6,509	6,039

Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2015 - 342,600,000; 2014 - 345,000,000	343	345
Preferred shares authorized: 1,000,000; issued and outstanding: 2015 - None; 2014 - None	—	—
Paid-in capital	—	—
Retained earnings	606	690
Accumulated other comprehensive loss	(180)	(111)
Total Masco Corporation’s shareholders’ equity	769	924
Noncontrolling interest	190	204
Total equity	959	1,128
Total liabilities and equity	$7,468	$7,167

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(In Millions Except Per Common Share Data)

	Three Months Ended March 31,
	2015	2014

Net sales	$2,018	$1,965
Cost of sales	1,450	1,418

Gross profit	568	547

Selling, general and administrative expenses	397	395

Operating profit	171	152

Other income (expense), net:
Interest expense	(56)	(56)
Other, net	1	(3)
	(55)	(59)

Income from continuing operations before income taxes	116	93
Income taxes	43	5
Income from continuing operations	73	88
Loss from discontinued operations	—	(2)

Net income	73	86
Less: Net income attributable to noncontrolling interest	9	12
Net income attributable to Masco Corporation	$64	$74

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.18	$.21
Loss from discontinued operations	—	(.01)
Net income	$.18	$.21

Diluted:
Income from continuing operations	$.18	$.21
Loss from discontinued operations	—	(.01)
Net income	$.18	$.21

Amounts attributable to Masco Corporation:
Income from continuing operations	$64	$76
Loss from discontinued operations	—	(2)
Net income	$64	$74

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(In Millions)

	Three Months Ended March 31,
	2015	2014

Net income	$73	$86
Less: Net income attributable to noncontrolling interest	9	12
Net income attributable to Masco Corporation	$64	$74

Other comprehensive loss, net of tax:
Cumulative translation adjustment	(96)	(4)
Amortization of pension prior service cost and net loss	4	3

Other comprehensive loss	(92)	(1)

Less: Other comprehensive loss attributable to noncontrolling interest	(23)	(1)

Other comprehensive (loss) income attributable to Masco Corporation	$(69)	$—

Total comprehensive (loss) income	$(19)	$85
Less: Total comprehensive (loss) income attributable to noncontrolling interest	(14)	11

Total comprehensive (loss) income attributable to Masco Corporation	$(5)	$74

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(In Millions)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$144	$121
Increase in receivables	(244)	(227)
Increase in inventories	(56)	(75)
Increase (decrease) in accounts payable and accrued liabilities, net	4	(63)

Net cash for operating activities	(152)	(244)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(103)	(39)
Cash dividends paid	(32)	(27)
Issuance of notes, net of issuance costs	497	—

Net cash from (for) financing activities	362	(66)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(32)	(26)
Acquisition of businesses, net of cash acquired	(26)	(2)
Proceeds from disposition of:
Other financial investments	3	2
Property and equipment	3	5
Short-term bank deposits	141	84
Purchases of:
Short-term bank deposits	(63)	(69)
Other, net	(15)	—

Net cash from (for) investing activities	11	(6)

Effect of exchange rate changes on cash and cash investments	(26)	(1)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	195	(317)
At January 1	1,383	1,223

At March 31	$1,578	$906

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2015 and 2014

(In Millions, Except Per Share Data)

					Accumulated
		Common			Other
		Shares	Paid-In	Retained	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	Earnings	Income (Loss)	Interest
Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income	85			74		11
Shares issued	(3)	2	(5)
Shares retired:
Repurchased	(39)	(2)	(9)	(28)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(27)			(27)
Stock-based compensation	12		12
Balance, March 31, 2014	$801	$349	$—	$98	$115	$239

Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive (loss) income	(19)			64	(69)	(14)
Shares issued	(5)	3	(8)
Shares retired:
Repurchased	(106)	(4)		(102)
Surrendered (non-cash)	(16)	(1)		(15)
Cash dividends declared	(31)			(31)
Stock-based compensation	8		8
Balance, March 31, 2015	$959	$343	$—	$606	$(180)	$190

See notes to condensed consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at March 31, 2015, our results of operations, comprehensive (loss) income, cash flows, and changes in shareholders’ equity for the three months ended March 31, 2015 and 2014.  The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements.

Recently Issued Accounting Pronouncements:  In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-8 (ASU 2014-8) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  On January 1, 2015, we adopted the ASU 2014-8.  The adoption of the new standard did not have an impact on our financial position or results of operations.

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) “Consolidation (Topic 810) — Amendments to the Consolidations Analysis,” which modifies certain aspects of both the variable interest and voting models.  ASU 2015-2 is effective for us for annual periods beginning January 1, 2016.  We are currently evaluating the impact the adoption of this new standard will have on our financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03) “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs,” that requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  ASU 2015-3 is effective for us for annual periods beginning January 1, 2016.  We do not expect that the adoption of the new standard will have a material impact on our financial position.

B. DISCONTINUED OPERATIONS

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company (to be named TopBuild Corp.) through a tax-free distribution of the stock of TopBuild Corp. to our shareholders. The transaction is expected to be completed in mid-2015. For the three months ended March 31, 2015, we have incurred $4 million of costs and charges related to this transaction. Under generally accepted accounting principles, the Installation and Other Services businesses are included in continuing operations until the transaction is completed.

C. ACQUISITIONS

In the first quarter of 2015, we acquired an aquatic fitness business for approximately $26 million in cash in the Plumbing Products segment.  This acquisition will allow our spa business to expand its wellness products platform, open new channels of distribution and access a new customer base.

The results of this acquisition are included in the condensed consolidated financial statements from the date of acquisition.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2015, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Mar. 31, 2015	Losses	Mar. 31, 2015
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	525	(340)	185
Installation and Other Services	1,806	(762)	1,044
Decorative Architectural Products	294	(75)	219
Other Specialty Products	983	(734)	249
Total	$3,848	$(1,970)	$1,878

	Gross Goodwill	Accumulated	Net Goodwill			Net Goodwill
	At	Impairment	At			At
	Dec. 31, 2014	Losses	Dec. 31, 2014	Acquisitions	Other(A)	Mar. 31, 2015
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	531	(340)	191	9	(15)	185
Installation and Other Services	1,806	(762)	1,044	—	—	1,044
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	983	(734)	249	—	—	249
Total	$3,854	$(1,970)	$1,884	$9	$(15)	$1,878

(A)       Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $136 million and $131 million at March 31, 2015 and December 31, 2014, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $22 million (net of accumulated amortization of $65 million) at March 31, 2015 and $14 million (net of accumulated amortization of $65 million) at December 31, 2014, and principally included customer relationships.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $34 million and $43 million for the three months ended March 31, 2015 and 2014, respectively.  Depreciation and amortization expense included accelerated depreciation (relating to business rationalization initiatives) of $1 million for the three months ended March 31, 2014.

F. FAIR VALUE OF FINANCIAL INVESTMENTS

We have maintained investments in available-for-sale securities, equity method investments and a number of private equity funds, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.  Financial investments included in other assets were as follows, in millions:

	March 31,	December 31,
	2015	2014

Auction rate securities	$22	$22
Total recurring investments	22	22

Equity method investments	11	11
Private equity funds	12	14
Other investments	3	3

Total	$48	$50

Recurring Fair Value Measurements.  The fair value of the auction rate securities held by us have been estimated, on a recurring basis, using a discounted cash flow model (Level 3 input).  The significant inputs in the discounted cash flow model used to value the auction rate securities include:  expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

Our investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both March 31, 2015 and December 31, 2014.

Non-Recurring Fair Value Measurements.  During the three months ended March 31, 2015 and 2014, we did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of these investments.

We did not have any transfers between Level 1 and Level 2 financial assets in the three months ended March 31, 2015 or 2014.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F — concluded:

Realized Gains (Losses).  Income (loss) from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2015	2014

Realized gains from private equity funds	$2	$1
Equity investments loss, net	—	(2)
Total income (loss) from financial Investments, net	$2	$(1)

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at March 31, 2015 was approximately $4.3 billion, compared with the aggregate carrying value of $3.9 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2014 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal daily business activities.  To manage these risks, we enter into various derivative contracts.  These contracts include interest rate swap agreements, foreign currency exchange contracts and metals contracts intended to hedge our exposure to copper and zinc. We review our hedging program, derivative positions and overall risk management on a regular basis.

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

Foreign Currency Contracts.  Our net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries.  To mitigate this risk, we, including certain of our European operations, entered into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in our condensed consolidated statements of operations in other income (expense), net.  In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note G — concluded:

Metals Contracts.  We have entered into several contracts to manage our exposure to increases in the price of copper and zinc.  Gains (losses) related to these contracts are recorded in our condensed consolidated statements of operations in cost of sales.

The pre-tax (losses) gains included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended
	March 31,
	2015	2014

Foreign currency contracts
Exchange contracts	$4	$(2)
Forward contracts	(4)	(1)
Metals contracts	(2)	(3)

Total loss	$(2)	$(6)

We present our derivatives, net by counterparty due to the right of offset under master netting arrangements in receivables or accrued liabilities in the condensed consolidated balance sheet.  The notional amounts being hedged and the fair value of those derivative instruments, on a gross basis, are as follows, in millions:

	At March 31, 2015
	Notional
	Amount	Balance Sheet
Foreign currency contracts
Exchange contracts	$40
Receivables		$5
Forward contracts	61
Other assets		3
Accrued liabilities		(7)

Metals contracts	76
Accrued liabilities		(3)

	At December 31, 2014
	Notional
	Amount	Balance Sheet
Foreign currency contracts
Exchange contracts	$55
Receivables		$6
Forward contracts	79
Other assets		2
Accrued liabilities		(1)

Metals contracts	70
Accrued liabilities		(2)

The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Three Months Ended	Twelve Months Ended
	March 31, 2015	December 31, 2014

Balance at January 1	$135	$124
Accruals for warranties issued during the period	13	51
Accruals related to pre-existing warranties	2	11
Settlements made (in cash or kind) during the period	(12)	(46)
Other, net (including currency translation)	(2)	(5)
Balance at end of period	$136	$135

I. DEBT

On March 17, 2015, we issued $500 million of 4.45% Notes (“Notes”) due April 1, 2025.  The Notes are senior indebtedness and are redeemable at our option.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.

Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at March 31, 2015, we had additional borrowing capacity, subject to availability, of up to $1.1 billion.  Additionally, at March 31, 2015, we could absorb a reduction to shareholders’ equity of approximately $579 million and remain in compliance with the debt to total capitalization covenant.

In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2012, in each case, no material ERISA or environmental non-compliance and no material tax deficiency).  We were in compliance with all covenants and no borrowings have been made at March 31, 2015.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the “2014 Plan”) provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At March 31, 2015, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended
	March 31,
	2015	2014

Long-term stock awards	$7	$11
Stock options	1	1
Phantom stock awards and stock appreciation rights	3	—

Total	$11	$12

Income tax benefit (37 percent tax rate - before valuation allowance)	$4	$4

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 675,040 shares of long-term stock awards in the three months ended March 31, 2015.

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2015	2014

Unvested stock award shares at January 1	6	8
Weighted average grant date fair value	$18	$17

Stock award shares granted	1	1
Weighted average grant date fair value	$26	$22

Stock award shares vested	2	2
Weighted average grant date fair value	$17	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$19	$18

Unvested stock award shares at March 31	5	7
Weighted average grant date fair value	$19	$18

At March 31, 2015 and 2014, there was $68 million and $94 million of total unrecognized compensation expense related to unvested stock awards, respectively; such awards had a weighted average remaining vesting period of three years in 2015 and four years in 2014.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2015 and 2014 was $48 million and $45 million, respectively.

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

We granted 452,380 of stock option shares in the three months ended March 31, 2015 with a grant date exercise price approximating $26 per share. In the first three months of 2015, 136,040 stock option shares were forfeited (including options that expired unexercised).

Our stock option activity was as follows, shares in millions:

	Three Months Ended
	March 31,
	2015	2014

Option shares outstanding, January 1	18	24
Weighted average exercise price	$21	$22

Option shares granted	—	—
Weighted average exercise price	$26	$22

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (A)	$17 million	$10 million
Weighted average exercise price	$14	$16

Option shares forfeited	—	—
Weighted average exercise price	$22	$27

Option shares outstanding, March 31	17	23
Weighted average exercise price	$22	$22
Weighted average remaining option term (in years)	3	4

Option shares vested and expected to vest, March 31	17	23
Weighted average exercise price	$22	$22
Aggregate intrinsic value (A)	$108 million	$93 million
Weighted average remaining option term (in years)	3	4

Option shares exercisable (vested), March 31	15	20
Weighted average exercise price	$22	$23
Aggregate intrinsic value (A)	$94 million	$72 million
Weighted average remaining option term (in years)	3	3

(A)                   Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

At March 31, 2015 and 2014, there were $9 million and $11 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both March 31, 2015 and 2014.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — concluded:

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31,
	2015	2014

Weighted average grant date fair value	$9.67	$9.53
Risk-free interest rate	1.75%	1.91%
Dividend yield	1.32%	1.34%
Volatility factor	42.00%	49.00%
Expected option life	6 years	6 years

K. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months ended March 31,
	2015		2014
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$1	$—	$1	$—
Interest cost	12	1	13	2
Expected return on plan assets	(11)	—	(12)	—
Amortization of net loss	4	1	3	—
Net periodic pension cost	$6	$2	$5	$2

We participate in 21 regional multi-employer pension plans, principally related to building trades; none of the plans are considered significant to us.

Effective January 1, 2010, we froze all future benefit accruals under substantially all of our domestic qualified and non-qualified defined benefit pension plans.  Future benefit accruals related to our foreign non-qualified plans were frozen several years ago.

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The reclassifications from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations were as follows, in millions:

	Amount
	Reclassified
Accumulated Other	Three Months
Comprehensive	Ended March 31,
(Loss) Income	2015	2014	Statement of Operations Line Item

Amortization of defined benefit pension:
Actuarial losses, Net	$5	$3	Selling, general & administrative expense
Tax (benefit) expense	(1)	—
Net of tax	$4	$3

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2015	2014	2015	2014
	Net Sales (A)		Operating Profit (Loss)
Our operations by segment were:
Cabinets and Related Products	$249	$237	$(4)	$(12)
Plumbing Products	796	800	111	119
Installation and Other Services	359	335	7	(4)
Decorative Architectural Products	451	441	83	76
Other Specialty Products	163	152	6	5
Total	$2,018	$1,965	$203	$184

Our operations by geographic area were:
North America	$1,641	$1,556	$158	$129
International, principally Europe	377	409	45	55
Total	$2,018	$1,965	203	184

General corporate expense, net			(32)	(32)
Operating profit, as reported			171	152
Other income (expense), net			(55)	(59)
Income from continuing operations before income taxes			$116	$93

(A)                               Inter-segment sales were not material.

N. SEVERANCE COSTS

We recorded charges related to severance of $6 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.  Such charges are principally reflected in the condensed consolidated statement of operations in selling, general and administrative expenses.

O. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended
	March 31,
	2015	2014

Income from cash and cash investments	$—	$1
Income (loss) from financial investments (Note F)	2	(1)
Foreign currency transaction losses	(1)	(2)
Other items, net	—	(1)
Total other, net	$1	$(3)

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

P. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended
	March 31,
	2015	2014
Numerator (basic and diluted):
Income from continuing operations	$64	$76
Less: Allocation to unvested restricted stock awards	1	1
Income from continuing operations available to common shareholders	$63	$75

Loss from discontinued operations	—	(2)
Less: Allocation to unvested restricted stock awards	—	—
Loss from discontinued operations available to common shareholders	—	(2)

Net income available to common shareholders	$63	$73

Denominator:
Basic common shares (based upon weighted average)	344	351
Add: Stock option dilution	3	3
Diluted common shares	347	354

For the three months ended March 31, 2015 and 2014, we allocated dividends and undistributed earnings to the unvested restricted stock awards (participating securities).

Additionally, 8 million and 11 million common shares for the three months ended March 31, 2015 and 2014, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first three months of 2015, we repurchased and retired 4.1 million shares of our common stock (including 675 thousand shares to offset the dilutive impact of long-term stock awards granted in the first quarter), for approximately $106 million, including $3 million that was cash settled in April 2015. At March 31, 2015, we had 40.9 million shares of our common stock remaining under the September 2014 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.09 ($.09) and $.075 ($.075) for the three months ended March 31, 2015 and 2014, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Q. OTHER COMMITMENTS AND CONTINGENCIES

We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes, anti-trust and other matters, including class actions.  We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote.  However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

R. INCOME TAXES

Our effective tax rate was 37 and 5 percent for the three months ended March 31, 2015 and 2014, respectively. The 2015 tax rate includes certain anticipated non-deductible transaction costs related to the previously announced proposed spin-off of our Services Business.  The 2014 tax rate includes the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward. The effective tax rate was also impacted by a $3 million and $15 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation for the three months ended March 31, 2015 and 2014, respectively.

It is reasonably possible that the continued improvements in certain of our U.S. businesses could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance on certain state and local deferred tax assets, up to approximately $27 million, by the end of 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 VERSUS FIRST QUARTER 2014

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	March 31,		Change
	2015	2014	2015 vs. 2014

Net Sales:
Cabinets and Related Products	$249	$237	5%
Plumbing Products	796	800	(1)%
Installation and Other Services	359	335	7%
Decorative Architectural Products	451	441	2%
Other Specialty Products	163	152	7%
Total	$2,018	$1,965	3%

North America	$1,641	$1,556	5%
International, principally Europe	377	409	(8)%
Total	$2,018	$1,965	3%

	Three Months Ended
	March 31,
	2015	2014

Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	(1.6)%	(5.1)%
Plumbing Products	13.9%	14.9%
Installation and Other Services	1.9%	(1.2)%
Decorative Architectural Products	18.4%	17.2%
Other Specialty Products	3.7%	3.3%

North America	9.6%	8.3%
International, principally Europe	11.9%	13.4%
Total	10.1%	9.4%

Total operating profit margin, as reported	8.5%	7.7%

(A)                   Before general corporate expense, net; see Note M to the condensed consolidated financial statements.

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

NET SALES

Net sales increased three percent for the three-month period ended March 31, 2015, from the comparable period of 2014.  Excluding acquisitions and the unfavorable effect of currency translation, net sales increased seven percent in the first quarter of 2015 compared to the first quarter of 2014.  The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended
	March 31,
	2015	2014

Net sales, as reported	$2,018	$1,965
Acquisitions	(2)	—

Net sales, excluding acquisitions	2,016	1,965
Currency translation	77	—

Net sales, excluding acquisitions and the effect of currency translation	$2,093	$1,965

North American net sales were positively impacted by increased sales volume of plumbing products, installation and other services, paints and stains, builders’ hardware, and windows, which, in the aggregate, increased North American sales by four percent for the three-month period ended March 31, 2015, from the comparable period of 2014.  A favorable product mix in cabinets and windows increased sales by one percent. Net sales were also positively affected by net selling price increases, primarily related to installation and other services, cabinets, and windows, which increased sales by one percent for the three-month period ended March 31, 2015, from the comparable period of 2014.

International net sales decreased by 17 percent due to a stronger U.S. dollar in the three-month period ended March 31, 2015 compared to the same period of 2014. In local currencies, net sales from international operations increased 10 percent for the three-month period ended March 31, 2015 primarily due to increased sales volume of international plumbing products and cabinets coupled with selling price increases for International plumbing products.

Net sales of Cabinets and Related Products increased for the three-month period ended March 31, 2015, compared to the same period of 2014, due to a favorable product mix and selling price of North American cabinets and an increased sales volume of international cabinets, which was partially offset by lower sales volume of North American cabinets.

Net sales of Plumbing Products decreased due to a stronger U.S. dollar which reduced sales by nine percent in the three month period ending March 31, 2015 from the comparable period in 2014.  In local currencies, sales increased by eight percent primarily due to increased sales volume of both North American and international operations, which, on a combined basis increased sales by five percent.  Net sales were also positively affected by selling price increases related to international operations.

Net sales of Installation and Other Services increased for the three-month period ended March 31, 2015, compared to the same period of 2014, primarily due to increased sales volume related to a higher level of activity in new home construction, as well as increased sales volume of commercial sales, which on a combined basis, increased sales by four percent.  Net sales in this segment were also positively affected by increased selling prices.

Net sales of Decorative Architectural Products increased for the three-month period ended March 31, 2015, compared to the same period of 2014, due to increased sales volume of paints and stains related to the expansion of the Pro business and new product introductions, and increased sales volume of builders’ hardware, partially offset by lower selling prices of paints and stains.

Net sales of Other Specialty Products increased for the three-month period ended March 31, 2015, compared to the same period of 2014, due primarily to a favorable product mix, increased volume and selling prices of North American windows in the western U.S., which on a combined basis, increased sales eight percent.  A stronger U.S. dollar decreased sales by three percent in the three-month period ended March 31, 2015 compared to 2014.

OPERATING MARGINS

Our gross profit margins were 28.1 percent for the three-month period ended March 31, 2015 compared with 27.8 percent for the comparable period of 2014.

Gross profit margins for the three-month period ended March 31, 2015 were positively affected by increased sales volume as well as a more favorable relationship between selling prices and commodity costs and the benefits associated with other cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, were 19.7 percent for the three-month period ended March 31, 2015 compared to 20.1 percent for the comparable period of 2014.

Over the last several years we have taken several actions focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives.  Operating profit for the three-month period ended March 31, 2015 includes $10 million of costs and charges related to our business rationalizations and other initiatives, which includes $4 million of costs and charges related to the previously announced proposed spin-off of our Services Business. For the three-month period ended March 31, 2014, we incurred costs and charges of $5 million related to business rationalization initiatives.

Operating margins in the Cabinets and Related Products segment for the three-month period ended March 31, 2015 were positively affected by a favorable product mix in North America, a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Plumbing Products segment for the three-month period ended March 31, 2015 were negatively impacted by a stronger U.S. dollar which decreased operating profit by eight percent, an increase in certain variable expenses such as trade show and marketing expenses, and an unfavorable product mix.  Such decreases were partially offset by increased sales volume and a favorable relationship between selling price and commodity costs.

Operating margins in the Installation and Other Services segment for the three-month period ended March 31, 2015 were positively impacted by increased sales volume, a more favorable relationship between selling prices and commodity costs, and the benefits associated with business rationalization activities and other cost savings initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month period ended March 31, 2015 were positively affected by increased sales volume of paints and stains and builders’ hardware.

Operating margins in the Other Specialty Products segment for the three-month period ended March 31, 2015 reflect a more favorable relationship between selling prices and commodity costs of windows in the U.S. and U.K., sales volume and favorable mix in the western U.S., partially offset by an increase in certain expenses such as advertising and system implementation costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month periods ended March 31, 2015 and 2014 was $56 million.

Other, net, for the three-month period ended March 31, 2015 included gains of $2 million related to distributions from private equity funds.  Other, net, for the three-month period ended March 31, 2014 included gains of $1 million related to distributions from private equity funds and $2 million of loss from equity investments.

Other, net, included $1 million and $2 million of currency transaction losses for the three-month period ended March 31, 2015 and 2014, respectively.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — Attributable to Masco Corporation

Income for the three-month period ended March 31, 2015 was $64 million compared with $76 million for the comparable period of 2014. Diluted earnings per common share for the three-month period ended March 31, 2015 was $.18 per common share compared with $.21 per common share for the comparable period of 2014.

Our effective tax rate was 37 percent for the three months ended March 31, 2015. This rate was higher than our normalized tax rate of 36 percent due primarily to certain anticipated non-deductible transaction costs related to the previously announced proposed spin-off of our Services Business.

Our effective tax rate was five percent for the three months ended March 31, 2014 primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $15 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation.

It is reasonably possible that the continued improvements in certain of our U.S. businesses could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance on certain state and local deferred tax assets, up to approximately $27 million, by the end of 2015.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.9 to 1 and 1.7 to 1 at March 31, 2015 and December 31, 2014, respectively.  The increase in the current ratio was primarily due to the seasonal increase in accounts receivable and inventories.

For the three months ended March 31, 2015, cash of $152 million was used for operating activities.  First quarter 2015 and 2014 cash for operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with fourth quarter 2014 and 2013, respectively.

For the three months ended March 31, 2015, net cash from financing activities was $362 million, primarily due to the issuance of notes of $497 million, net of issuance costs.  Other financing activities include $32 million for the payment of cash dividends and $103 million for the repurchase and retirement of Company common stock in open-market transactions, including 675 thousand shares repurchased to offset the dilutive impact of long-term stock awards granted in 2015.

For the three months ended March 31, 2015, net cash from investing activities was $11 million, including $78 million from net proceeds from the sale of short-term bank cash deposits, partially offset by $32 million for capital expenditures, $26 million for the acquisition of an aquatic fitness business within our Plumbing Products segment, and $14 million for in-store displays.

Our cash, cash investments and short-term bank deposits were $1.8 billion and $1.7 billion at March 31, 2015 and December 31, 2014, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.8 billion and the $1.7 billion of cash, cash investments and short-term bank deposits held at March 31, 2015 and December 31, 2014, $564 million and $672 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On March 17, 2015, we issued $500 million of 4.45% Notes (“Notes”) due April 1, 2025.  The Notes are senior indebtedness and are redeemable at our option.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  See Note I to the condensed consolidated financial statements.

Based on the limitations of the debt to total capitalization ratio covenant in the Credit Agreement, at March 31, 2015, we had additional borrowing capacity, subject to availability, of up to $1.1 billion.  Additionally, at March 31, 2015, we could absorb a reduction to shareholders’ equity of approximately $579 million and remain in compliance with the debt to total capitalization covenant.

We were in compliance with all covenants and had no borrowings under our Credit Agreement at March 31, 2015.

We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.

OUTLOOK FOR THE COMPANY

We are making progress on our 2015 strategic priorities, which include leveraging opportunities across our businesses, driving the full potential of our core businesses and actively managing our portfolio.  We believe that new home construction and repair and remodel activity will show continued growth in 2015, both in North America and internationally.

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

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company (to be named TopBuild Corp.) through a tax-free distribution of the stock of TopBuild Corp. to our shareholders. The transaction is expected to be completed in mid-2015. For the three months ended March 31, 2015, we have incurred $4 million of costs and charges related to this transaction.

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

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended March 31, 2015, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note Q to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs (a)	or Programs

1/1/15–1/31/15	1,475,000	$24.77	1,475,000	43,525,000

2/1/15–2/28/15	1,275,000	$26.34	1,275,000	42,250,000

3/1/15–3/31/15	1,350,000	$26.36	1,350,000	40,900,000

Total for the quarter	4,100,000	$25.78	4,100,000	40,900,000

(a)                                 In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

Item 6. Exhibits

10a	—	Form of Supplemental Executive Retirement and Disability Plan, including amendments thereto, for Gerald Volas (including amendment freezing benefit accruals)

12	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	—	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	—	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	—	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	—	Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Treasurer and
Chief Financial Officer

April 28, 2015

EXHIBIT INDEX

Exhibit

Exhibit 10a	Form of Supplemental Executive Retirement and Disability Plan, including amendments thereto, for Gerald Volas (including amendment freezing benefit accruals)

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File