Form 10-Q
period 2015-06-30
MASCO CORP /DE/
filed 2015-07-28
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2015
Common stock, par value $1.00 per share	343,950,330

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2015 and December 31, 2014

(In Millions, Except Share Data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash investments	$1,297	$1,379
Short-term bank deposits	210	306
Receivables	1,105	820
Deferred income taxes	127	206
Prepaid expenses and other	72	68
Assets held for sale	—	373
Inventories:
Finished goods	416	361
Raw material	264	251
Work in process	99	100
	779	712
Total current assets	3,590	3,864

Property and equipment, net	1,027	1,046
Goodwill	845	840
Other intangible assets, net	164	142
Other assets	243	200
Assets held for sale	—	1,141
Total assets	$5,869	$7,233

LIABILITIES
Current liabilities:
Notes payable	$6	$505
Accounts payable	889	721
Accrued liabilities	695	685
Liabilities held for sale	—	300
Total current liabilities	1,590	2,211

Long-term debt	3,419	2,919
Other liabilities	729	768
Liabilities held for sale	—	207
Total liabilities	5,738	6,105
Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share; Authorized shares: 1,400,000,000; issued and outstanding: 2015 — 339,000,000; 2014 — 345,000,000	339	345
Preferred shares authorized: 1,000,000; issued and outstanding: 2015 — None; 2014 — None	—	—
Paid-in capital	—	—
Retained (deficit) earnings	(239)	690
Accumulated other comprehensive loss	(147)	(111)
Total Masco Corporation’s shareholders’ (deficit) equity	(47)	924
Noncontrolling interest	178	204
Total equity	131	1,128
Total liabilities and equity	$5,869	$7,233

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

(In Millions Except Per Common Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$1,929	$1,876	$3,588	$3,506
Cost of sales	1,292	1,301	2,456	2,449

Gross profit	637	575	1,132	1,057

Selling, general and administrative expenses	358	354	688	683

Operating profit	279	221	444	374

Other income (expense), net:
Interest expense	(61)	(56)	(117)	(112)
Other, net	3	6	4	3
	(58)	(50)	(113)	(109)
Income from continuing operations before income taxes	221	171	331	265
Income taxes	102	34	142	38
Income from continuing operations	119	137	189	227
(Loss) gain from discontinued operations, net	(4)	15	(1)	11

Net income	115	152	188	238
Less: Net income attributable to noncontrolling interest	10	13	19	25
Net income attributable to Masco Corporation	$105	$139	$169	$213

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.32	$.35	$.49	$.57
(Loss) gain from discontinued operations, net	(.01)	.04	—	.03
Net income	$.30	$.39	$.49	$.60

Diluted:
Income from continuing operations	$.31	$.35	$.48	$.56
(Loss) gain from discontinued operations, net	(.01)	.04	—	.03
Net income	$.30	$.39	$.48	$.59

Amounts attributable to Masco Corporation:
Income from continuing operations	$109	$124	$170	$202
(Loss) gain from discontinued operations, net	(4)	15	(1)	11
Net income	$105	$139	$169	$213

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$115	$152	$188	$238
Less: Net income attributable to noncontrolling interest	10	13	19	25
Net income attributable to Masco Corporation	$105	$139	$169	$213

Other comprehensive income (loss), net of tax (see Note L):
Cumulative translation adjustment	43	(2)	(53)	(6)
Interest rate swaps	1	1	1	1
Amortization of pension prior service cost and net loss	3	3	7	6

Other comprehensive income (loss)	47	2	(45)	1

Less: Other comprehensive income (loss) attributable to noncontrolling interest	14	(2)	(9)	(3)

Other comprehensive income (loss) attributable to Masco Corporation	$33	$4	$(36)	$4

Total comprehensive income (loss)	$162	$154	$143	$239
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	24	11	10	22

Total comprehensive income (loss) attributable to Masco Corporation	$138	$143	$133	$217

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(In Millions)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$355	$345
Increase in receivables	(332)	(318)
Increase in inventories	(63)	(129)
Increase in accounts payable and accrued liabilities, net	179	163

Net cash from operating activities	139	61

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(500)	—
Purchase of Company common stock	(207)	(39)
Cash dividends paid	(62)	(54)
Dividend payment to noncontrolling interest	(36)	(34)
Cash distributed to TopBuild Corp.	(63)	—
Issuance of TopBuild Corp. debt	200	—
Issuance of notes, net of issuance costs	497	—
Increase in debt, net	—	1
Issuance of Company common stock	—	1
Tax benefit from stock-based compensation	15	—
Credit Agreement and other financing costs	(3)	—

Net cash for financing activities	(159)	(125)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(70)	(54)
Acquisition of companies, net of cash acquired	(42)	(2)
Proceeds from disposition of:
Short-term bank deposits	190	222
Other financial investments	6	13
Property and equipment	4	8
Purchases of:
Short-term bank deposits	(119)	(131)
Other, net	(29)	(16)

Net cash (for) from investing activities	(60)	40

Effect of exchange rate changes on cash and cash investments	(6)	(4)

CASH AND CASH INVESTMENTS:
Decrease for the period	(86)	(28)
At January 1	1,383	1,223

At June 30	$1,297	$1,195

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2015 and 2014

(In Millions, Except Per Share Data)

					Accumulated
		Common		Retained	Other
		Shares	Paid-In	Earnings	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	(Deficit)	Income (Loss)	Interest
Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income	239			213	4	22
Shares issued	(4)	2	(6)
Shares retired:
Repurchased	(39)	(2)	(9)	(28)
Surrendered (non-cash)	(14)		(14)
Cash dividends declared	(59)			(59)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	26		26
Balance, June 30, 2014	$902	$349	$13	$205	$119	$216

Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive income (loss)	143			169	(36)	10
Shares issued	(8)	3	(11)
Shares retired:
Repurchased	(207)	(8)	(6)	(193)
Surrendered (non-cash)	(16)	(1)		(15)
Cash dividends declared	(62)			(62)
Dividend payment to noncontrolling interest	(36)					(36)
Separation of TopBuild Corp.	(828)			(828)
Stock-based compensation	17		17
Balance, June 30, 2015	$131	$339	$—	$(239)	$(147)	$178

See notes to condensed consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at June 30, 2015, our results of operations and comprehensive income (loss) for the three months and six months ended June 30, 2015 and 2014 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2015 and 2014.  The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2015 presentation in the condensed consolidated financial statements. In our condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

Recently Issued Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us for annual periods beginning January 1, 2018.  We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

In April 2014, the FASB issued Accounting Standards Update 2014-8 (ASU 2014-8) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  On January 1, 2015, we adopted ASU 2014-8.  The adoption of the new standard did not have an impact on our financial position or results of operations.

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

B. DISCONTINUED OPERATIONS

The presentation of discontinued operations includes a component or group of components that we have or intend to dispose of, and represent a strategic shift that has (or will have) a major effect on our operations and financial results.  For spin off transactions, discontinued operations treatment is appropriate following the completion of the spin off.

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild Corp. (TopBuild) through a tax-free distribution of the stock of TopBuild to our stockholders.  We initiated the spin off as TopBuild was no longer considered core to our long-term growth strategy in branded building products.  On June 30, 2015, immediately prior to the effective time of the spin off, TopBuild paid a cash distribution to us of $200 million using the proceeds of its new debt financing arrangement.  This transaction was reported as a financing activity in the condensed consolidated statements of cash flows.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note B — continued:

We have accounted for the spin off of TopBuild as a discontinued operation. (Losses) gains from this discontinued operation were included in (loss) gain from discontinued operations, net, in the condensed consolidated statements of operations.

The major classes of line items constituting pre-tax (loss) profit of discontinued operations, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$404	$384	$762	$719
Cost of sales	318	298	603	568
Gross profit	86	86	159	151
Selling, general and administrative expenses	80	67	148	133
Income from discontinued operations	$6	$19	$11	$18
Loss on disposal of discontinued operations, net (1)	—	(1)	—	(3)
Income before income tax	6	18	11	15
Income tax expense (2)	(10)	(3)	(12)	(4)
(Loss) gain from discontinued operations, net	$(4)	$15	$(1)	$11

(1)         Included in loss on disposal of discontinued operations, net in 2014 are additional costs and charges related to the 2013 sale of Tvilum.

(2)         The unusual relationship between income tax expense and income before income tax for the three months and six months ended June 30, 2015 resulted primarily from certain non-deductible transaction costs related to the spin off of TopBuild.

The financial results reflected above may not represent TopBuild’s stand-alone operating results, as the results reported within (loss) gain from discontinued operations, net include certain costs that are directly attributable to TopBuild and are factually supportable (such as transaction costs), and exclude corporate overhead costs that were previously allocated to TopBuild for each period.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note B — concluded:

The carrying amount of major classes of assets and liabilities included as part of the TopBuild discontinued operations, in millions:

December 31,
2014
Cash	$4
Receivables	220
Inventories	107
Deferred income taxes	38
Prepaid expenses and other	4
Property and equipment, net	93
Goodwill	1,044
Other intangible asset, net	3
Other assets	1
Total assets classified as held for sale	$1,514

Accounts payable	$229
Accrued liabilities	71
Other liabilities	40
Deferred income taxes	167
Total liabilities classified as held for sale	$507

Other selected financial information for TopBuild during the period owned by us, were as follows, in millions:

	Six Months Ended
	June 30,	June 30,
	2015	2014
Depreciation and amortization	$6	$13
Capital expenditures	$7	$6

In conjunction with the spin off, we have entered into a Transition Services Agreement with TopBuild to provide TopBuild administrative services subsequent to the separation.  The expected fees for services rendered under the Transition Services Agreement are not expected to be material to our results of operations.

C. ACQUISITIONS

In the second quarter of 2015, we acquired a U.K. window business for approximately $16 million in cash in the Other Specialty Products segment.  This acquisition will support our U.K. window business’ growth strategy by expanding its product offerings into timber-alternative windows and doors.

In the first quarter of 2015, we acquired an aquatic fitness business for approximately $26 million in cash in the Plumbing Products segment.  This acquisition will allow our spa business to expand its wellness products platform, open new channels of distribution and access a new customer base.

These acquisitions are not material to us.  The results of these acquisitions are included in the condensed consolidated financial statements from the date of their respective acquisition.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2015, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	June 30, 2015	Losses	June 30, 2015
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	530	(340)	190
Decorative Architectural Products	294	(75)	219
Other Specialty Products	989	(734)	255
Total	$2,053	$(1,208)	$845

	Gross Goodwill	Accumulated	Net Goodwill			Net Goodwill
	At	Impairment	At			At
	Dec. 31, 2014	Losses	Dec. 31, 2014	Acquisitions	Other(A)	June 30, 2015
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	531	(340)	191	9	(10)	190
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	983	(734)	249	6	—	255
Total	$2,048	$(1,208)	$840	$15	$(10)	$845

(A)       Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $137 million and $130 million at June 30, 2015 and December 31, 2014, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $27 million (net of accumulated amortization of $48 million) at June 30, 2015 and $12 million (net of accumulated amortization of $48 million) at December 31, 2014, and principally included customer relationships.  As a result of our 2015 acquisitions, other indefinite-lived intangible assets and definite-lived intangible assets increased by $7 million and $17 million, respectively.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $68 million and $85 million for the six months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization expense included accelerated depreciation (relating to business rationalization initiatives) of $1 million for the six months ended June 30, 2014.

F. FAIR VALUE OF FINANCIAL INVESTMENTS

We have maintained investments in available-for-sale securities, equity method investments and a number of private equity funds, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.  Financial investments included in other assets were as follows, in millions:

	June 30,	December 31,
	2015	2014

Auction rate securities	$22	$22
Total recurring investments	22	22

Equity method investments	13	11
Private equity funds	12	14
Other investments	3	3

Total	$50	$50

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

Our investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both June 30, 2015 and December 31, 2014.

Non-Recurring Fair Value Measurements.  During the three months and six months ended June 30, 2015 and 2014, we did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of these investments.

We did not have any transfers between Level 1 and Level 2 financial assets in the six months ended June 30, 2015 or 2014.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F — concluded:

Realized Gains (Losses).  Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Realized gains from private equity funds	$2	$3	$4	$4
Equity investment income (loss), net	2	—	2	(2)
Total income from financial investments, net	$4	$3	$6	$2

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at June 30, 2015 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2014 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal daily business activities.  To manage these risks, we enter into various derivative contracts.  These contracts include interest rate swap agreements, foreign currency contracts and metals contracts intended to hedge our exposure to copper and zinc. We review our hedging program, derivative positions and overall risk management on a regular basis.

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

Gains (losses) related to foreign currency forward and exchange contracts are recorded in our condensed consolidated statements of operations in other, net within other income (expense), net.  In the event that the counterparties fail to meet the terms of the foreign currency forward contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note G — concluded:

Metals Contracts.  We have entered into several contracts to manage our exposure to increases in the price of copper and zinc.  Gains (losses) related to these contracts are recorded in our condensed consolidated statements of operations in cost of sales.

The pre-tax (losses) gains included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Foreign currency contracts
Exchange contracts	$(1)	$(1)	$3	$(3)
Forward contracts	—	—	(4)	(1)
Metal contracts	(3)	3	(5)	—
Interest rate swaps	(1)	(1)	(1)	(1)

Total (loss) gain	$(5)	$1	$(7)	$(5)

We present our derivatives, net by counterparty due to the right of offset under master netting arrangements in the condensed consolidated balance sheet.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At June 30, 2015
	Notional
	Amount	Balance Sheet
Foreign currency contracts
Exchange contracts	$18
Receivables		$1
Forward contracts	49
Accrued liabilities		(3)
Other liabilities		(1)

Metals contracts	75
Accrued liabilities		(6)

	At December 31, 2014
	Notional
	Amount	Balance Sheet
Foreign currency contracts
Exchange contracts	$55
Receivables		$6
Forward contracts	79
Other assets		2
Accrued liabilities		(1)

Metals contracts	70
Accrued liabilities		(2)

The fair value of all metals and foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Six Months Ended	Twelve Months Ended
	June 30, 2015	December 31, 2014

Balance at January 1	$135	$124
Accruals for warranties issued during the period	25	51
Accruals related to pre-existing warranties	3	11
Settlements made (in cash or kind) during the period	(24)	(46)
Other, net (including currency translation)	(1)	(5)
Balance at end of period	$138	$135

I. DEBT

On June 15, 2015, we repaid and retired all of our $500 million, 4.8% Notes on the scheduled retirement date.

On March 24, 2015, we issued $500 million of 4.45% Notes due April 1, 2025.  These Notes are senior indebtedness and are redeemable at our option.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015, we entered into an amendment of the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At June 30, 2015, we had $72 million of outstanding standby letters of credit.

Revolving credit loans bear interest under the Amended Credit Agreement, at our option, at (A) a rate per annum equal to the greater of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon our then-applicable corporate credit ratings; or (B) LIBOR plus an applicable margin based upon our then-applicable corporate credit ratings. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon our then-applicable corporate credit ratings.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — concluded:

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at June 30, 2015.

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the “2014 Plan”) provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At June 30, 2015, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Long-term stock awards	$7	$11	$13	$21
Stock options	3	1	4	2
Phantom stock awards and stock appreciation rights	3	1	6	1
Total	$13	$13	$23	$24

Income tax benefit (37 percent tax rate — before valuation allowance)	$5	$5	$9	$9

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 719,546 shares of long-term stock awards in the six months ended June 30, 2015.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — continued:

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2015	2014

Unvested stock award shares at January 1	6	8
Weighted average grant date fair value	$18	$17

Stock award shares granted	1	1
Weighted average grant date fair value	$26	$22

Stock award shares vested	2	2
Weighted average grant date fair value	$17	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$19	$16

Forfeitures upon spin off (A)	1	—
Weighted average grant date fair value	$20	$—

Modification upon spin off (B)	1	—

Unvested stock award shares at June 30	5	7
Weighted average grant date fair value	$17	$18

(A)                  In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards, which were then converted to TopBuild stock awards.

(B)                   Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee directors such that all individuals received an equivalent fair value both before and after the separation.  The modification to the outstanding stock awards was made pursuant to an existing anti-dilution provision in our 2014 Plan and 2005 Long Term Incentive Plan.

At June 30, 2015 and 2014, there was $52 million and $81 million of total unrecognized compensation expense related to unvested stock awards, respectively; such awards had a weighted average remaining vesting period of three years in 2015 and four years in 2014.

The total market value (at the vesting date) of stock award shares which vested during the six months ended June 30, 2015 and 2014 was $49 million and $45 million, respectively.

Stock Options.  Stock options are granted to our key employees.  The exercise price equals the market price of our common stock at the grant date.  These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 452,380 of stock option shares in the six months ended June 30, 2015 with a grant date exercise price approximating $26 per share. In the first six months of 2015, 2,977,740 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — continued:

Our stock option activity was as follows, shares in millions:

	Six Months Ended
	June 30,
	2015	2014

Option shares outstanding, January 1	18	24
Weighted average exercise price	$21	$22

Option shares granted	—	—
Weighted average exercise price	$26	$22

Option shares exercised	2	2
Aggregate intrinsic value on date of exercise (A)	$24 million	$13 million
Weighted average exercise price	$16	$16

Option shares forfeited	3	—
Weighted average exercise price	$29	$22

Forfeitures upon spin off (B)	—	—
Weighted average exercise price	$19	$—

Modification upon spin off (C)	2	—

Option shares outstanding, June 30	15	22
Weighted average exercise price	$18	$22
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, June 30	15	22
Weighted average exercise price	$18	$22
Aggregate intrinsic value (A)	$101 million	$88 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), June 30	13	20
Weighted average exercise price	$18	$23
Aggregate intrinsic value (A)	$89 million	$69 million
Weighted average remaining option term (in years)	3	3

(A)                  Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

(B)                  In connection with the spin off of TopBuild, TopBuild employees  forfeited their outstanding Masco equity awards, which were then converted to TopBuild stock awards.

(C)                  Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee directors such that all individuals received an equivalent fair value both before and after the separation.  The modification to the outstanding options was made pursuant to an existing anti-dilution provision in our 2014 Plan and 2005 Long Term Incentive Plan.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — concluded:

At June 30, 2015 and 2014, there were $7 million and $8 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of 3 years and 2 years at June 30, 2015 and 2014, respectively.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	June 30,
	2015	2014

Weighted average grant date fair value	$9.67	$9.53
Risk-free interest rate	1.75%	1.91%
Dividend yield	1.32%	1.34%
Volatility factor	42.00%	49.00%
Expected option life	6 years	6 years

K. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2015		2014
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$1	$—	$1	$—
Interest cost	11	3	13	2
Expected return on plan assets	(12)	—	(12)	—
Amortization of net loss	5	—	3	—
Net periodic pension cost	$5	$3	$5	$2

	Six Months Ended June 30,
	2015		2014
	Qualified	Non-Qualified	Qualified	Non-Qualified

Service cost	$2	$—	$2	$—
Interest cost	23	4	26	4
Expected return on plan assets	(23)	—	(24)	—
Amortization of net loss	9	1	6	—
Net periodic pension cost	$11	$5	$10	$4

We participate in one regional multi-employer pension plan, principally related to one of our manufacturing companies; the plan is not considered significant to us.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The reclassifications from accumulated other comprehensive (loss) income to the condensed consolidated statement of operations were as follows, in millions:

	Amount Reclassified
Accumulated Other	Three Months		Six Months
Comprehensive	Ended June 30,		Ended June 30,		Statement of
(Loss) Income	2015	2014	2015	2014	Operations Line Item

Amortization of defined benefit pension:
Actuarial losses, net	$5	$3	$10	$6	Selling, general & administrative expenses

Tax (benefit) expense	(2)	—	(3)	—
Net of tax	$3	$3	$7	$6

Interest rate swaps	$1	$1	$1	$1	Interest expense
Tax (benefit) expense	—	—	—	—
Net of tax	$1	$1	$1	$1

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Our operations by segment were:
Cabinets and Related Products	$269	$253	$15	$(8)	$518	$490	$11	$(20)
Plumbing Products	846	849	138	139	1,642	1,649	249	258
Decorative Architectural Products	622	596	133	113	1,073	1,037	216	189
Other Specialty Products	192	178	21	14	355	330	27	19
Total	$1,929	$1,876	$307	$258	$3,588	$3,506	$503	$446

Our operations by geographic area were:
North America	$1,554	$1,459	$260	$199	$2,836	$2,680	$411	$332
International, principally Europe	375	417	47	59	752	826	92	114
Total	$1,929	$1,876	307	258	$3,588	$3,506	503	446

General corporate expense, net			(28)	(37)			(59)	(72)
Operating profit			279	221			444	374
Other income (expense), net			(58)	(50)			(113)	(109)
Income from continuing operations before income taxes			$221	$171			$331	$265

(A)      Inter-segment sales were not material.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N. SEVERANCE COSTS

We recorded charges related to severance of $1 million and $7 million for the three and six months ended June 30, 2015, respectively, and $8 million and $10 million for the three and six months ended June 30, 2014, respectively.  Such charges are principally reflected in the condensed consolidated statement of operations in selling, general and administrative expenses.

O. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income from cash and cash investments	$1	$—	$1	$1
Income from financial investments, net (Note F)	4	3	6	2
Foreign currency transaction (losses) gains	(4)	2	(5)	—
Other items, net	2	1	2	—
Total other, net	$3	$6	$4	$3

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

P. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator (basic and diluted):
Income from continuing operations	$109	$124	$170	$202
Less: Allocation to unvested restricted stock awards	1	2	2	4
Income from continuing operations attributable to common shareholders	108	122	168	198

(Loss) gain from discontinued operations, net	(4)	15	(1)	11
Less: Allocation to unvested restricted stock awards	—	—	—	—
(Loss) gain from discontinued operations attributable to common shareholders	(4)	15	(1)	11

Net income available to common shareholders	$104	$137	$167	$209

Denominator:
Basic common shares (based upon weighted average)	340	349	342	350
Add: Stock option dilution	4	3	4	3
Diluted common shares	344	352	346	353

For the three months and six months ended June 30, 2015 and 2014, we allocated dividends and undistributed earnings to the unvested restricted stock awards (participating securities).

Additionally, 6 million and 9 million common shares for the three months and six months ended June 30, 2015, respectively and 11 million common shares for both the three months and six months ended June 30, 2014 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first six months of 2015, we repurchased and retired 7.9 million shares of our common stock (including 720 thousand shares to offset the dilutive impact of long-term stock awards granted in the first quarter), for approximately $207 million. At June 30, 2015, we had 37.1 million shares of our common stock remaining under the September 2014 Board of Directors’ repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $.090 ($.090) and $.180 ($.180) for the three months and six months ended June 30, 2015, respectively, and $.075 ($.090) and $.15 ($.165) for the three months and six months ended June 30, 2014, respectively.

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

R. INCOME TAXES

Our effective tax rate was 46 percent and 43 percent for the three months and six months ended June 30, 2015, respectively primarily due to an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015.  The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, will unlikely be able to realize the value of such deferred tax assets as a result of its history of recent losses.

Our effective tax rate was 20 percent and 14 percent for the three months and six months ended June 30, 2014, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $19 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2015 AND THE FIRST SIX MONTHS 2015 VERSUS

SECOND QUARTER 2014 AND THE FIRST SIX MONTHS 2014

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	June 30,		Change
	2015	2014	2015 vs. 2014
Net Sales:
Cabinets and Related Products	$269	$253	6%
Plumbing Products	846	849	—%
Decorative Architectural Products	622	596	4%
Other Specialty Products	192	178	8%
Total	$1,929	$1,876	3%

North America	$1,554	$1,459	7%
International, principally Europe	375	417	(10)%
Total	$1,929	$1,876	3%

	Six Months Ended
	June 30,
	2015	2014
Net Sales:
Cabinets and Related Products	$518	$490	6%
Plumbing Products	1,642	1,649	—%
Decorative Architectural Products	1,073	1,037	3%
Other Specialty Products	355	330	8%
Total	$3,588	$3,506	2%

North America	$2,836	$2,680	6%
International, principally Europe	752	826	(9)%
Total	$3,588	$3,506	2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	5.6%	(3.2)%	2.1%	(4.1)%
Plumbing Products	16.3%	16.4%	15.2%	15.6%
Decorative Architectural Products	21.4%	19.0%	20.1%	18.2%
Other Specialty Products	10.9%	7.9%	7.6%	5.8%

North America	16.7%	13.6%	14.5%	12.4%
International, principally Europe	12.5%	14.1%	12.2%	13.8%
Total	15.9%	13.8%	14.0%	12.7%

Total operating profit margin, as reported	14.5%	11.8%	12.4%	10.7%

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

NET SALES

Net sales increased three percent and two percent for the three-month and six-month periods ended June 30, 2015, respectively, from the comparable period of 2014.  Excluding acquisitions and the unfavorable effect of currency translation, net sales increased six percent for both the the three-month and six-month periods ending June 30, 2015 from the comparable periods of 2014.  The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales, as reported	$1,929	$1,876	$3,588	$3,506
Acquisitions	(10)	—	(12)	—
Net sales, excluding acquisitions	1,919	1,876	3,576	3,506
Currency translation	77	—	139	—
Net sales, excluding acquisitions and the effect of currency translation	$1,996	$1,876	$3.715	$3,506

North American net sales were positively impacted by increased sales volume of paints and stains, plumbing products, and windows, which, in the aggregate, increased North American sales by five percent and four percent for the three-month and six-month periods ended June 30, 2015, respectively, from the comparable periods of 2014.  A favorable product mix in cabinets and windows increased sales by one percent for both the three-month and six-month periods ended June 30, 2015, from the comparable periods of 2014. Net sales were also positively impacted by selling price increases for plumbing products, cabinets, and windows which increased sales by one percent for both the three-month and six-month periods ended June 30, 2015, from the comparable periods of 2014.

International net sales decreased by 10 percent and nine percent due primarily to a stronger U.S. dollar in the three-month and six-month periods ended June 30, 2015, respectively, compared to the same periods of 2014. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales from international operations increased five percent for both the three-month and six-month periods ended June 30, 2015, primarily due to selling price increases and increased sales volumes for International plumbing products.

Net sales of Cabinets and Related Products increased for the three-month and six-month periods ended June 30, 2015, compared to the same periods of 2014 due to a favorable product mix and selling price increases for North American cabinets which, on a combined basis, increased sales by five percent and six percent for the three-month and six-month periods ended June 30, 2015, respectively, from the comparable periods of 2014.  Net sales for the three-month period ended June 30, 2015 were also positively impacted by increased volume of North American cabinets.

Net sales of Plumbing Products were flat for the three-month and six-month periods ended June 30, 2015, compared to the same periods of 2014.  Foreign currency translation, primarily due to the stronger U.S. dollar, reduced sales by seven percent for both the three-month and six-month periods ended June 30, 2015 from the comparable periods in 2014.  In local currencies (including sales in foreign currencies outside their respective functional currencies), segment sales increased by seven percent for both the three-month and six-month periods ended June 30, 2015 primarily due to increased sales volume of North American operations, which increased sales by four percent for both the three-month and six-month periods ending June 30, 2015, and selling price increases primarily related to international operations. Acquisitions also positively impacted net sales by one percent for both the three-month and six-month periods ended June 30, 2015 from the comparable periods in 2014.

Net sales of Decorative Architectural Products increased for the three-month and six-month periods ended June 30, 2015, compared to the same periods of 2014, due to increased sales volume of paints and stains related to the expansion of the Pro business and new product introductions, partially offset by an unfavorable currency impact of Canadian paints and stains sales.

Net sales of Other Specialty Products increased for the three-month and six-month periods ended June 30, 2015, compared to the same periods of 2014, due primarily to increased volume, a favorable product mix and selling price increases of North American windows in the Western U.S., which on a combined basis, increased sales eight percent in the three-month and six-month periods ended June 30, 2015 compared to the same periods of 2014.  This segment was also positively affected by increased volume, a favorable product mix, and selling price increases of U.K. windows, which increased sales by one percent for both the three-month and six-month periods ended June 30, 2015 compared to the same periods of 2014.  A stronger U.S. dollar decreased sales by two percent in the three-month and six-month periods ended June 30, 2015 compared to the same periods of 2014.

OPERATING MARGINS

Our gross profit margins were 33.0 percent and 31.5 percent for the three-month and six-month periods ended June 30, 2015, respectively, compared with 30.7 percent and 30.1 percent for the comparable periods of 2014.

Gross profit margins for the three-month and six-month periods ended June 30, 2015 were positively affected by increased sales volume as well as a more favorable relationship between selling prices and commodity costs and the benefits associated with other cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, were 18.6 percent and 19.2 percent for the three-month and six-month periods ended June 30, 2015, respectively, compared to 18.9 percent and 19.5 percent for the comparable periods of 2014.

Over the last several years we have taken several actions focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives.  Operating profit for the three-month and six-month periods ended June 30, 2015 includes $1 million and $7 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and six-month periods ended June 30, 2014, we incurred costs and charges of $8 million and $13 million, respectively, related to business rationalization initiatives.

Operating margins in the Cabinets and Related Products segment for the three-month and six-month periods ended June 30, 2015 were positively affected by operational efficiencies due to the benefits associated with business rationalization activities and other cost savings initiatives, a more favorable relationship between selling prices and commodity costs, and a favorable product mix in North America.

Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2015 were negatively impacted by unfavorable product mix and an increase in legal-related expenses, as well as an increase in certain variable expenses such as trade show and marketing expenses in the six-month period ended June 30, 2015. Such decreases were partially offset by increased sales volume and a favorable relationship between selling prices and commodity costs (including the negative impact of the metal hedge contracts).  Although operating margins were not significantly impacted, foreign currency translation, primarily due to a stronger U.S. dollar, negatively impacted operating profit for the three-month and six-month periods ended June 30, 2015 by nine percent and seven percent, respectively.

Operating margins in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2015 were positively affected by a more favorable relationship between selling prices and commodity costs and increased sales volume of paints and stains.  Such increases were partially offset by an increase in advertising and display expenses and unfavorable currency effects from our Canadian operating results due to the stronger U.S. dollar.

Operating margins in the Other Specialty Products segment for the three-month and six-month periods ended June 30, 2015 reflect higher sales volume and favorable mix of windows in the Western U.S.  The six-month period ended June 30, 2015 was also positively impacted by a more favorable relationship between selling prices and commodity costs of windows in the U.S. and U.K., partially offset by an increase in certain expenses such as advertising and system implementation costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2015 increased $5 million from the comparable periods of 2014, primarily due to the March 24, 2015 issuance of $500 million of 4.45% Notes due April 1, 2025 in anticipation of the retirement of $500 million of 4.8% Notes due June 2015.

Other, net, for the three-month and six-month periods ended June 30, 2015 included gains of $2 million and $4 million, respectively, related to distributions from private equity funds and $2 million of gains from equity investments for both the three-month and six-month periods ended June 30, 2015.  Other, net, for the three-month and six-month periods ended June 30, 2014 included gains of $3 million and $4 million, respectively, related to distributions from private equity funds and $2 million of loss from equity investments for the six-month period ended June 30, 2014.

Other, net, included $4 million and $5 million of currency transaction losses for the three-month and six-month periods ended June 30, 2015, respectively, and currency transaction gains of $2 million and $— million, respectively, for the comparable periods of 2014.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — Attributable to Masco Corporation

Income for the three-month and six-month periods ended June 30, 2015, respectively, was $109 million and $170 million, respectively, compared with $124 million and $202 million for the comparable periods of 2014. Diluted earnings per common share for the three-month and six-month periods ended June 30, 2015 was $.31 per common share and $.48 per common share, respectively, compared with $.35 and $.56 per common share for the comparable periods of 2014.

Our effective tax rate was 46 percent and 43 percent for the three months and six months ended June 30, 2015, respectively. These rates were higher than our normalized tax rate of 36 percent due primarily to an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015.  The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, will unlikely be able to realize the value of such deferred tax assets as a result of its history of recent losses.

Our effective tax rate was 20 percent and 14 percent for the three months and six months ended June 30, 2014, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward and from a $19 million state income tax benefit on uncertain tax positions primarily due to the expiration of applicable statutes of limitation.

OTHER FINANCIAL INFORMATION

Our current ratio was 2.3 to 1 and 1.7 to 1 at June 30, 2015 and December 31, 2014, respectively.  The increase in the current ratio was primarily due to the retirement of $500 million of 4.8% Notes due June 15, 2015.

For the six months ended June 30, 2015, cash of $139 million was provided by operating activities.  First half 2015 and 2014 cash from operations was affected by an expected and annually recurring seasonal first half increase in accounts receivable and inventories compared with December 31, 2014 and 2013, respectively.

For the six months ended June 30, 2015, net cash used for financing activities was $159 million, primarily due to the retirement of $500 million of 4.8% Notes due June 2015, $207 million for the repurchase and retirement of Company common stock in open-market transactions, including 720 thousand shares repurchased to offset the dilutive impact of long-term stock awards granted in 2015, $62 million for the payment of cash dividends and $36 million for dividends paid to noncontrolling interest.  Other financing activities include the issuance of notes of $497 million, net of issuance costs and $200 million of cash received from TopBuild using the proceeds of its new debt financing arrangement offset by $63 million of cash distributed to TopBuild.

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild through a tax-free distribution of the stock of TopBuild to our shareholders. On June 30, 2015, the spin off of TopBuild was completed.

For the six months ended June 30, 2015, net cash used for investing activities was $60 million, including $70 million for capital expenditures, $42 million for business acquisitions within our Other Specialty Products and Plumbing Products segments, and $31 million for in-store displays, partially offset by $71 million from net proceeds from the sale of short-term bank cash deposits.

Our cash, cash investments and short-term bank deposits were $1.5 billion and $1.7 billion at June 30, 2015 and December 31, 2014, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.5 billion and the $1.7 billion of cash, cash investments and short-term bank deposits held at June 30, 2015 and December 31, 2014, $605 million and $672 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On June 15, 2015, we repaid and retired all of our $500 million, 4.8% Notes on the scheduled retirement date.

On March 24, 2015, we issued $500 million of 4.45% Notes due April 1, 2025.  These Notes are senior indebtedness and are redeemable at our option.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015, we entered into an amendment of the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.  See Note I to the condensed consolidated financial statements.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at June 30, 2015.

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

We believe that repair and remodel activity and new home construction will show continued growth in 2015, both in North America and internationally.  We believe and are confident that the long-term fundamentals for home improvement activity and new home construction continue to be positive.  We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, including BEHR® paint, DELTA® and HANSGROHE® faucets, bath and shower fixtures, KRAFTMAID® and MERILLAT® cabinets, MILGARD® windows and doors and HOTSPRING® spas, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, our ability to maintain our competitive position in our industries, the timing and the terms of our share repurchase program, and our ability to reduce corporate expense and simplify our organizational structure.  These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  Our forward-looking statements in this report speak only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.                                      Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

b.                                      Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2015, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the first quarter of 2016, the Company will start a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Milgard. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, this system implementation is significant in scale and complexity and will result in modification to certain Milgard internal controls.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note Q to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As noted elsewhere in this Quarterly Report on Form 10-Q, we completed the spin off of our Installation and Other Services segment effective as of June 30, 2015, and in connection with the spin off, we received an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin off and certain related transactions will qualify for tax-free treatment under certain sections of the Internal Revenue Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended June 30, 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs(a)	or Programs

4/1/15- 4/30/15	1,732,000	$26.37	1,732,000	39,168,000

5/1/15- 5/31/15	1,800,000	$27.03	1,800,000	37,368,000

6/1/15- 6/30/15	250,000	$27.50	250,000	37,118,000

Total for the quarter	3,782,000	$26.76	3,782,000	37,118,000

(a)                                 In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II.  OTHER INFORMATION, continued

Item 6. Exhibits

2*	–	Separation and Distribution Agreement dated June 29, 2015. Incorporated by reference to Exhibit 2.1 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

10a	–

Amendment No. 1 dated as of May 29, 2015 to Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S.à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 10 to Masco Corporation’s Current Report on Form 8-K dated May 29, 2015 and filed on June 4, 2015.

10b	–

Agreement dated as of June 11, 2015 between Gerald Volas and Masco Corporation. Incorporated by reference to Exhibit 10 to Masco Corporation’s Current Report on Form 8-K dated June 11, 2015 and filed on June 15, 2015.

10c	–	Tax Matters Agreement dated June 29, 2015. Incorporated by reference to Exhibit 10.1 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

10d	–	Transition Services Agreement dated June 29, 2015. Incorporated by reference to Exhibit 10.2 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

10e	–	Employee Matters Agreement dated June 29, 2015. Incorporated by reference to Exhibit 10.3 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

*The schedules to this agreement were omitted pursuant to Item 601(b)(2) of Regulation S-K. Masco Corporation agrees to supplementally furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule.

MASCO CORPORATION

PART II.  OTHER INFORMATION, concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

	By:	/s/ John G. Sznewajs
	Name:	John G. Sznewajs
	Title:	Vice President, Treasurer and Chief Financial Officer

July 28, 2015

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 2*	Separation and Distribution Agreement dated June 29, 2015. Incorporated by reference to Exhibit 2.1 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

Exhibit 10a

Amendment No. 1 dated as of May 29, 2015 to Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S.à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 10 to Masco Corporation’s Current Report on Form 8-K dated May 29, 2015 and filed on June 4, 2015.

Exhibit 10b

Agreement dated as of June 11, 2015 between Gerald Volas and Masco Corporation. Incorporated by reference to Exhibit 10 to Masco Corporation’s Current Report on Form 8-K dated June 11, 2015 and filed on June 15, 2015.

Exhibit 10c	Tax Matters Agreement dated June 29, 2015. Incorporated by reference to Exhibit 10.1 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

Exhibit 10d	Transition Services Agreement dated June 29, 2015. Incorporated by reference to Exhibit 10.2 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

Exhibit 10e	Employee Matters Agreement dated June 29, 2015. Incorporated by reference to Exhibit 10.3 to Masco Corporation’s Current Report on Form 8-K dated June 29, 2015 and filed on July 6, 2015.

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File

*The schedules to this agreement were omitted pursuant to Item 601(b)(2) of Regulation S-K. Masco Corporation agrees to supplementally furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule.