Form 10-Q
period 2015-09-30
MASCO CORP /DE/
filed 2015-10-27
CIK 62996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2015
Common stock, par value $1.00 per share	336,472,115

MASCO CORPORATION

MASCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2015 and December 31, 2014

(In Millions, Except Share Data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash investments	$1,279	$1,379
Short-term bank deposits	255	306
Receivables	1,006	820
Deferred income taxes	177	206
Prepaid expenses and other	74	68
Assets held for sale	—	373
Inventories:
Finished goods	392	361
Raw material	258	251
Work in process	99	100
	749	712
Total current assets	3,540	3,864

Property and equipment, net	1,025	1,046
Goodwill	843	840
Other intangible assets, net	163	142
Other assets	156	200
Assets held for sale	—	1,141
Total assets	$5,727	$7,233

LIABILITIES
Current liabilities:
Notes payable	$6	$505
Accounts payable	827	721
Accrued liabilities	727	685
Liabilities held for sale	—	300
Total current liabilities	1,560	2,211

Long-term debt	3,418	2,919
Other liabilities	721	768
Liabilities held for sale	—	207
Total liabilities	5,699	6,105
Commitments and contingencies

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; issued and outstanding: 2015 – 331,900,000; 2014 – 345,000,000	332	345
Preferred shares authorized: 1,000,000; issued and outstanding: 2015 – None; 2014 – None	—	—
Paid-in capital	—	—
Retained (deficit) earnings	(332)	690
Accumulated other comprehensive loss	(159)	(111)
Total Masco Corporation’s shareholders’ (deficit) equity	(159)	924
Noncontrolling interest	187	204
Total equity	28	1,128
Total liabilities and equity	$5,727	$7,233

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

(In Millions Except Per Common Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$1,839	$1,834	$5,427	$5,340
Cost of sales	1,250	1,312	3,706	3,761

Gross profit	589	522	1,721	1,579

Selling, general and administrative expenses	331	341	1,019	1,024

Operating profit	258	181	702	555

Other income (expense), net:
Interest expense	(54)	(57)	(171)	(169)
Other, net	(6)	7	(2)	10
	(60)	(50)	(173)	(159)
Income from continuing operations before income taxes	198	131	529	396
Income tax (expense) benefit	(77)	415	(219)	377
Income from continuing operations	121	546	310	773
Income (loss) from discontinued operations, net	—	10	(1)	21
Net income	121	556	309	794
Less: Net income attributable to noncontrolling interest	10	13	29	38
Net income attributable to Masco Corporation	$111	$543	$280	$756

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.33	$1.49	$.81	$2.06
Income (loss) from discontinued operations, net	—	.03	—	.06
Net income	$.33	$1.52	$.81	$2.12

Diluted:
Income from continuing operations	$.32	$1.48	$.81	$2.04
Income (loss) from discontinued operations, net	—	.03	—	.06
Net income	$.32	$1.51	$.80	$2.10

Amounts attributable to Masco Corporation:
Income from continuing operations	$111	$533	$281	$735
Income (loss) from discontinued operations, net	—	10	(1)	21
Net income	$111	$543	$280	$756

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$121	$556	$309	$794
Less: Net income attributable to noncontrolling interest	10	13	29	38
Net income attributable to Masco Corporation	$111	$543	$280	$756

Other comprehensive income (loss), net of tax (see Note L):
Cumulative translation adjustment	(17)	(73)	(70)	(79)
Interest rate swaps	—	—	1	1
Amortization of pension prior service cost and net loss	4	—	11	6
Other comprehensive income (loss)	(13)	(73)	(58)	(72)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(1)	(18)	(10)	(21)
Other comprehensive income (loss) attributable to Masco Corporation	$(12)	$(55)	$(48)	$(51)
Total comprehensive income (loss)	$108	$483	$251	$722
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	9	(5)	19	17
Total comprehensive income (loss) attributable to Masco Corporation	$99	$488	$232	$705

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(In Millions)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$581	$543
Increase in receivables	(245)	(257)
Increase in inventories	(41)	(109)
Increase in accounts payable and accrued liabilities, net	127	129
Net cash from operating activities	422	306

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(500)	—
Purchase of Company common stock	(407)	(39)
Cash dividends paid	(94)	(86)
Dividend payment to noncontrolling interest	(36)	(34)
Cash distributed to TopBuild Corp.	(63)	—
Issuance of TopBuild Corp. debt	200	—
Issuance of notes, net of issuance costs	497	—
Increase in debt	2	—
Issuance of Company common stock	2	1
Tax benefit from stock-based compensation	32	—
Payment of debt	(3)	(2)
Credit Agreement and other financing costs	(3)	—
Net cash for financing activities	(373)	(160)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(112)	(82)
Acquisition of companies, net of cash acquired	(41)	(2)
Proceeds from disposition of:
Short-term bank deposits	251	322
Other financial investments	7	13
Property and equipment	13	12
Purchases of:
Short-term bank deposits	(225)	(297)
Other, net	(37)	(26)
Net cash for investing activities	(144)	(60)

Effect of exchange rate changes on cash and cash investments	(9)	(27)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(104)	59
At January 1	1,383	1,223
At September 30	$1,279	$1,282

See notes to condensed consolidated financial statements.

MASCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2015 and 2014

(In Millions, Except Per Share Data)

					Accumulated
		Common		Retained	Other
		Shares	Paid-In	Earnings	Comprehensive	Noncontrolling
	Total	($1 par value)	Capital	(Deficit)	Income (Loss)	Interest
Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income (loss)	722			756	(51)	17
Shares issued	(5)	3	(8)
Shares retired:
Repurchased	(39)	(2)	(9)	(28)
Surrendered (non-cash)	(15)		(15)
Cash dividends declared	(91)			(91)
Dividend payment to noncontrolling interest	(34)					(34)
Stock-based compensation	33		33
Balance, September 30, 2014	$1,358	$350	$17	$716	$64	$211

Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive income (loss)	251			280	(48)	19
Shares issued	(9)	3	(12)
Shares retired:
Repurchased	(407)	(15)	(29)	(363)
Surrendered (non-cash)	(18)	(1)		(17)
Cash dividends declared	(94)			(94)
Dividend payment to noncontrolling interest	(36)					(36)
Separation of TopBuild Corp.	(828)			(828)
Stock-based compensation	41		41
Balance, September 30, 2015	$28	$332	$—	$(332)	$(159)	$187

See notes to condensed consolidated financial statements.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at September 30, 2015, our results of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2015 and 2014.  The condensed consolidated balance sheet at December 31, 2014 was derived from audited financial statements.

Reclassification: Certain prior year amounts have been reclassified to conform to the 2015 presentation in the condensed consolidated financial statements.  In our condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately stated.

Recently Issued Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us for annual periods beginning January 1, 2018.  We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  On January 1, 2015, we adopted ASU 2014-08.  The adoption of the new standard did not have an impact on our financial position or results of operations.

In February 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”) “Consolidation (Topic 810) — Amendments to the Consolidations Analysis,” which modifies certain aspects of both the variable interest and voting models.  ASU 2015-02 is effective for us for annual periods beginning January 1, 2016.  We are currently evaluating the impact the adoption of this new standard will have on our financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs,” that requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  In August 2015, the FASB amended ASU 2015-03 to clarify that debt issuance costs related to line-of-credit arrangements may be classified as an asset.  ASU 2015-03 is effective for us for annual periods beginning January 1, 2016.  We do not expect that the adoption of the new standard will have a material impact on our financial position.

B. DISCONTINUED OPERATIONS

The presentation of discontinued operations includes a component or group of components that we have or intend to dispose of, and represents a strategic shift that has (or will have) a major effect on our operations and financial results.  For spin off transactions, discontinued operations treatment is appropriate following the completion of the spin off.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note B — continued:

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild Corp. (“TopBuild”) through a tax-free distribution of the stock of TopBuild to our stockholders.  We initiated the spin off as TopBuild was no longer considered core to our long-term growth strategy in branded building products.  On June 30, 2015, immediately prior to the effective time of the spin off, TopBuild paid a cash distribution to us of $200 million using the proceeds of its new debt financing arrangement.  This transaction was reported as a financing activity in the condensed consolidated statements of cash flows.

We have accounted for the spin off of TopBuild as a discontinued operation. (Losses) gains from this discontinued operation were included in income (loss) from discontinued operations, net, in the condensed consolidated statements of operations.

The major classes of line items constituting pre-tax (loss) profit of discontinued operations, in millions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$—	$398	$762	$1,117
Cost of sales	—	309	603	877
Gross profit	—	89	159	240
Selling, general and administrative expenses	—	68	148	201
Income from discontinued operations	$—	$21	$11	$39
(Loss) gain on disposal of discontinued operations, net (1)	(1)	1	(1)	(2)
(Loss) income before income tax	(1)	22	10	37
Income tax benefit (expense) (2)	1	(12)	(11)	(16)
Income (loss) from discontinued operations, net	$—	$10	$(1)	$21

(1)                           Included in (loss) gain on disposal of discontinued operations, net in 2014 are additional costs and charges related to the 2013 sale of Tvilum.

(2)                           The unusual relationship between income tax expense and income before income tax for the nine months ended September 30, 2015 resulted primarily from certain non-deductible transaction costs related to the spin off of TopBuild.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note B — concluded:

The carrying amount of major classes of assets and liabilities included as part of the TopBuild discontinued operations, in millions:

December 31,
2014
Cash	$4
Receivables	220
Inventories	107
Deferred income taxes	38
Prepaid expenses and other	4
Property and equipment, net	93
Goodwill	1,044
Other intangible assets, net	3
Other assets	1
Total assets classified as held for sale	$1,514
Accounts payable	$229
Accrued liabilities	71
Other liabilities	40
Deferred income taxes	167
Total liabilities classified as held for sale	$507

Other selected financial information for TopBuild during the period owned by us, were as follows, in millions:

	Nine Months Ended
	Sep. 30,	Sep. 30,
	2015	2014

Depreciation and amortization	$6	$19
Capital expenditures	$7	$9

In conjunction with the spin off, we have entered into a Transition Services Agreement with TopBuild to provide TopBuild administrative services subsequent to the separation.  The fees for services rendered under the Transition Services Agreement are not expected to be material to our results of operations.

C. ACQUISITIONS

In the second quarter of 2015, we acquired a U.K. window business for approximately $16 million in cash in the Other Specialty Products segment.  This acquisition will support our U.K. window business’ growth strategy by expanding its product offerings into timber-alternative windows and doors.

In the first quarter of 2015, we acquired an aquatic fitness business for approximately $25 million in cash in the Plumbing Products segment.  This acquisition will allow our spa business to expand its wellness products platform, open new channels of distribution and access a new customer base.

These acquisitions are not material to us.  The results of these acquisitions are included in the condensed consolidated financial statements from the date of their respective acquisition.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

D.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015, by segment, were as follows, in millions:

	Gross Goodwill	Accumulated	Net Goodwill
	At	Impairment	At
	Sep. 30, 2015	Losses	Sep. 30, 2015
Cabinets and Related Products	$240	$(59)	$181
Plumbing Products	528	(340)	188
Decorative Architectural Products	294	(75)	219
Other Specialty Products	989	(734)	255
Total	$2,051	$(1,208)	$843

	Gross Goodwill	Accumulated	Net Goodwill			Net Goodwill
	At	Impairment	At			At
	Dec. 31, 2014	Losses	Dec. 31, 2014	Acquisitions	Other(A)	Sep. 30, 2015
Cabinets and Related Products	$240	$(59)	$181	$—	$—	$181
Plumbing Products	531	(340)	191	8	(11)	188
Decorative Architectural Products	294	(75)	219	—	—	219
Other Specialty Products	983	(734)	249	6	—	255
Total	$2,048	$(1,208)	$840	$14	$(11)	$843

(A) Other principally includes the effect of foreign currency translation.

Other indefinite-lived intangible assets were $137 million and $130 million at September 30, 2015 and December 31, 2014, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $26 million (net of accumulated amortization of $49 million) at September 30, 2015 and $12 million (net of accumulated amortization of $48 million) at December 31, 2014, and principally included customer relationships.  As a result of our 2015 acquisitions, other indefinite-lived intangible assets and definite-lived intangible assets increased by $7 million and $17 million, respectively, as of the acquisition dates.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

E.    DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $100 million and $125 million for the nine months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization expense included accelerated depreciation (relating to business rationalization initiatives) of $1 million for the nine months ended September 30, 2014.

As a result of business rationalization initiatives, at September 30, 2014, we decided to sell two facilities within our Cabinets and Related Products segment. At September 30, 2014, the net book value of those facilities was approximately $10 million.  In the third quarter of 2014, we recorded a charge of $28 million, included in cost of goods sold in the condensed consolidated statement of operations, to reflect the estimated fair value of those facilities.  Fair value was estimated using a market approach (Level 3 input), considering the estimated fair values for other comparable facilities in the areas where the facilities are located.

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

Our investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both September 30, 2015 and December 31, 2014.

Non-Recurring Fair Value Measurements.  During the three months and nine months ended September 30, 2015 and 2014, we did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of these investments.

We did not have any transfers between Level 1 and Level 2 financial assets in the nine months ended September 30, 2015 or 2014.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note F — concluded:

Realized Gains (Losses).  Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Realized gains from private equity funds	$1	$—	$5	$4
Equity investment income (loss), net	—	—	2	(2)
Total income from financial investments, net	$1	$—	$7	$2

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at September 30, 2015 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2014 was approximately $3.7 billion, compared with the aggregate carrying value of $3.4 billion.

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

The pre-tax (losses) gains included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign currency contracts
Exchange contracts	$—	$5	$3	$2
Forward contracts	1	1	(3)	—
Metal contracts	(9)	—	(14)	—
Interest rate swaps	—	—	(1)	(1)
Total (loss) gain	$(8)	$6	$(15)	$1

We present our derivatives, net by counterparty due to the right of offset under master netting arrangements in the condensed consolidated balance sheets.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At September 30, 2015
	Notional
	Amount	Balance Sheet
Foreign currency contracts
Exchange contracts	$28
Receivables		$1
Forward contracts	35
Accrued liabilities		(3)

Metals contracts	67
Accrued liabilities		(9)
Other liabilities		(2)

	At December 31, 2014
	Notional
	Amount	Balance Sheet
Foreign currency contracts
Exchange contracts	$55
Receivables		$6
Forward contracts	79
Other assets		2
Accrued liabilities		(1)

Metals contracts	70
Accrued liabilities		(2)

The fair value of all foreign currency and metals derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H.           WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Nine Months Ended	Twelve Months Ended
	September 30, 2015	December 31, 2014

Balance at January 1	$135	$124
Accruals for warranties issued during the period	39	51
Accruals related to pre-existing warranties	8	11
Settlements made (in cash or kind) during the period	(36)	(46)
Other, net (including currency translation)	(3)	(5)
Balance at end of period	$143	$135

I.                DEBT

On June 15, 2015, we repaid and retired all of our $500 million, 4.8% Notes on the scheduled retirement date.

On March 24, 2015, we issued $500 million of 4.45% Notes due April 1, 2025.  These Notes are senior indebtedness and are redeemable at our option.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At September 30, 2015, we had $42 million of outstanding standby letters of credit.

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note I — concluded:

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at September 30, 2015.

J.     STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the “2014 Plan”) provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At September 30, 2015, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Long-term stock awards	$6	$6	$19	$27
Stock options	1	1	5	3
Phantom stock awards and stock appreciation rights	—	3	6	4
Total	$7	$10	$30	$34

Income tax benefit (37 percent tax rate – before valuation allowance)	$3	$4	$11	$13

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 719,546 shares of long-term stock awards in the nine months ended September 30, 2015.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — continued:

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2015	2014
Unvested stock award shares at January 1	6	8
Weighted average grant date fair value	$18	$17

Stock award shares granted	1	1
Weighted average grant date fair value	$26	$22

Stock award shares vested	2	2
Weighted average grant date fair value	$17	$17

Stock award shares forfeited	—	1
Weighted average grant date fair value	$18	$16

Forfeitures upon spin off (A)	1	—
Weighted average grant date fair value	$20	$—

Modification upon spin off (B)	1	—

Unvested stock award shares at September 30	5	6
Weighted average grant date fair value	$17	$18

(A)                   In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

(B)                   Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee directors such that all individuals received an equivalent fair value both before and after the separation.  The modification to the outstanding stock awards was made pursuant to existing anti-dilution provisions in our 2014 Plan and 2005 Long Term Incentive Plan.

At September 30, 2015 and 2014, there was $47 million and $68 million of total unrecognized compensation expense related to unvested stock awards, respectively; such awards had a weighted average remaining vesting period of three years in both 2015 and 2014.

The total market value (at the vesting date) of stock award shares which vested during the nine months ended September 30, 2015 and 2014 was $54 million and $50 million, respectively.

Stock Options.  Stock options are granted to our key employees.  The exercise price equals the market price of our common stock at the grant date.  These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 452,380 of stock option shares in the nine months ended September 30, 2015 with a grant date exercise price approximating $26 per share. In the first nine months of 2015, 3,150,790 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — continued:

Our stock option activity was as follows, shares in millions:

	Nine Months Ended
	September 30,
	2015	2014
Option shares outstanding, January 1	18	24
Weighted average exercise price	$21	$22

Option shares granted	—	—
Weighted average exercise price	$26	$22

Option shares exercised	3	2
Aggregate intrinsic value on date of exercise (A)	$32 million	$17 million
Weighted average exercise price	$17	$16

Option shares forfeited	3	3
Weighted average exercise price	$29	$28

Forfeitures upon spin off (B)	—	—
Weighted average exercise price	$19	$—

Modification upon spin off (C)	2	—

Option shares outstanding, September 30	14	19
Weighted average exercise price	$17	$21
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, September 30	14	19
Weighted average exercise price	$17	$21
Aggregate intrinsic value (A)	$111 million	$102 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), September 30	12	16
Weighted average exercise price	$18	$22
Aggregate intrinsic value (A)	$96 million	$80 million
Weighted average remaining option term (in years)	3	3

(A)            Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

(B)            In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

(C)            Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee directors such that all individuals received an equivalent fair value both before and after the separation.  The modification to the outstanding options was made pursuant to existing anti-dilution provisions in our 2014 Plan and 2005 Long Term Incentive Plan.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Note J — concluded:

At September 30, 2015 and 2014, there were $6 million and $7 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of 2 years at both September 30, 2015 and 2014.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	September 30,
	2015	2014
Weighted average grant date fair value	$9.67	$9.53
Risk-free interest rate	1.75%	1.91%
Dividend yield	1.32%	1.34%
Volatility factor	42.00%	49.00%
Expected option life	6 years	6 years

K.    EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2015		2014
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$—	$—	$1	$—
Interest cost	13	1	12	2
Expected return on plan assets	(12)	—	(11)	—
Amortization of net loss	5	1	2	1
Net periodic pension cost	$6	$2	$4	$3

	Nine Months Ended September 30,
	2015		2014
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$3	$—
Interest cost	36	5	38	6
Expected return on plan assets	(35)	—	(35)	—
Amortization of net loss	14	2	8	1
Net periodic pension cost	$17	$7	$14	$7

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

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

L.    RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The reclassifications from accumulated other comprehensive (loss) income to the condensed consolidated statements of operations were as follows, in millions:

	Amount Reclassified
Accumulated Other	Three Months		Nine Months
Comprehensive	Ended Sep. 30,		Ended Sep. 30,		Statement of
(Loss) Income	2015	2014	2015	2014	Operations Line Item
Amortization of defined benefit pension:
Actuarial losses, net	$6	$3	$16	$9	Selling, general & administrative expenses
Tax (benefit)	(2)	(3)	(5)	(3)
Net of tax	$4	$—	$11	$6

Interest rate swaps	$—	$—	$1	$1	Interest expense
Tax (benefit) expense	—	—	—	—
Net of tax	$—	$—	$1	$1

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

M.   SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Our operations by segment were:
Cabinets and Related Products	$253	$266	$21	$(35)	$771	$756	$32	$(55)
Plumbing Products	853	855	137	141	2,495	2,504	386	399
Decorative Architectural Products	527	523	102	91	1,600	1,560	318	280
Other Specialty Products	206	190	23	20	561	520	50	39
Total	$1,839	$1,834	$283	$217	$5,427	$5,340	$786	$663
Our operations by geographic area were:
North America	$1,462	$1,420	$234	$162	$4,298	$4,100	$645	$494
International, principally Europe	377	414	49	55	1,129	1,240	141	169
Total	$1,839	$1,834	283	217	$5,427	$5,340	786	663
General corporate expense, net			(25)	(36)			(84)	(108)
Operating profit			258	181			702	555
Other income (expense), net			(60)	(50)			(173)	(159)
Income from continuing operations before income taxes			$198	$131			$529	$396

(A)      Inter-segment sales were not material.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

N.            SEVERANCE COSTS

We recorded charges related to severance of $1 million and $8 million for the three and nine months ended September 30, 2015, respectively, and $13 million and $23 million for the three and nine months ended September 30, 2014, respectively. Such charges are principally reflected in the condensed consolidated statements of operations in selling, general and administrative expenses.  For the three months and nine months ended September 30, 2014, we recorded $13 million and $20 million, respectively, of severance costs related to corporate office actions, which are included in general corporate expense, net.

O.           OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income from cash and cash investments	$1	$1	$2	$2
Income from financial investments, net (Note F)	1	—	7	2
Foreign currency transaction (losses) gains	(8)	5	(13)	5
Other items, net	—	1	2	1
Total other, net	$(6)	$7	$(2)	$10

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

P.             EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Numerator (basic and diluted):
Income from continuing operations	$111	$533	$281	$735
Less: Allocation to unvested restricted stock awards	2	11	4	15
Income from continuing operations attributable to common shareholders	109	522	277	720

Income (loss) from discontinued operations, net	—	10	(1)	21
Less: Allocation to unvested restricted stock awards	—	—	—	—
Income (loss) from discontinued operations attributable to common shareholders	—	10	(1)	21

Net income available to common shareholders	$109	$532	$276	$741

Denominator:
Basic common shares (based upon weighted average)	335	350	340	350
Add:
Stock option dilution	3	3	4	3
Diluted common shares	338	353	344	353

For the three months and nine months ended September 30, 2015 and 2014, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 4 million and 6 million common shares for the three months and nine months ended September 30, 2015, respectively, and 8 million common shares for both the three months and nine months ended September 30, 2014 related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In the first nine months of 2015, we repurchased and retired 15.5 million shares of our common stock (including 720 thousand shares to offset the dilutive impact of long-term stock awards granted in the first quarter), for approximately $407 million. As part of the repurchases, in August 2015, we agreed to repurchase a total of $200 million of common stock with an immediate delivery of 6.1 million shares under an accelerated stock repurchase transaction.  In September 2015, upon completion of the transaction, we received an additional 1.5 million shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction.  At September 30, 2015, we had 29.5 million shares of our common stock remaining under the September 2014 Board of Directors’ repurchase authorization.

MASCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (concluded)

Note P — concluded:

On the basis of amounts paid (declared), cash dividends per common share were $.090 ($.095) and $.270 ($.275) for the three months and nine months ended September 30, 2015, respectively, and $.090 ($.090) and $.240 ($.255) for the three months and nine months ended September 30, 2014, respectively.

Q. OTHER COMMITMENTS AND CONTINGENCIES

We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defect, insurance coverage, personnel and employment disputes, anti-trust and other matters, including class actions.  We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote.  However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

R. INCOME TAXES

Our effective tax rate was 39 percent and 41 percent for the three months and nine months ended September 30, 2015, respectively.  The tax expense for the nine months ended September 30, 2015 includes an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015.  The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, will unlikely be able to realize the value of such deferred tax assets as a result of its history of losses.

In the third quarter of 2014, we recorded a $517 million tax benefit from the release of the valuation allowance against our U.S. Federal and certain state deferred tax assets due primarily to a return to sustainable profitability in our U.S. operations.  In reaching this conclusion, we considered the continued improvement in both the new home construction market and repair and remodel activity in the U.S. and our progress on strategic initiatives to reduce costs and expand our product leadership positions, which contributed to the continued improvement in our U.S. operations over the past few years.  Additionally, we anticipate the availability of future taxable income and have achieved a cumulative three-year income position in the U.S. as of December 31, 2014.

Excluding the $517 million valuation allowance release, our effective tax rate was 78 percent and 35 percent for the three months and nine months ended September 30, 2014, respectively.  As a result of the reversal of the valuation allowance in the third quarter of 2014, the tax expense for the nine months ended September 30, 2014 approximates our U.S. Federal statutory tax rate while the tax expense for the three months ended September 30, 2014 includes an additional tax expense of $47 million to adjust the taxes recorded in the first and second quarter of 2014, which previously benefited from the decrease in the valuation allowance, to the higher third quarter effective tax rate.

The tax benefit from certain stock-based compensation is not realized as a deferred tax asset until the tax deduction reduces taxes paid. During the third quarter of 2015, we realized $17 million of the $53 million deferred tax asset on additional net operating losses from stock-based compensation as an increase to paid-in capital due to the continued profitability of our U.S. operations.  We anticipate realizing the majority of the remaining $36 million deferred tax asset on additional net operating losses from stock-based compensation by the end of 2015.

MASCO CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 AND THE FIRST NINE MONTHS 2015 VERSUS

THIRD QUARTER 2014 AND THE FIRST NINE MONTHS 2014

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended		Percent
	September 30,		Change
	2015	2014	2015 vs. 2014
Net Sales:
Cabinets and Related Products	$253	$266	(5)%
Plumbing Products	853	855	—%
Decorative Architectural Products	527	523	1%
Other Specialty Products	206	190	8%
Total	$1,839	$1,834	—%

North America	$1,462	$1,420	3%
International, principally Europe	377	414	(9)%
Total	$1,839	$1,834	—%

	Nine Months Ended
	September 30,
	2015	2014
Net Sales:
Cabinets and Related Products	$771	$756	2%
Plumbing Products	2,495	2,504	—%
Decorative Architectural Products	1,600	1,560	3%
Other Specialty Products	561	520	8%
Total	$5,427	$5,340	2%

North America	$4,298	$4,100	5%
International, principally Europe	1,129	1,240	(9)%
Total	$5,427	$5,340	2%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Profit (Loss) Margins: (A)
Cabinets and Related Products	8.3%	(13.2)%	4.2%	(7.3)%
Plumbing Products	16.1%	16.5%	15.5%	15.9%
Decorative Architectural Products	19.4%	17.4%	19.9%	17.9%
Other Specialty Products	11.2%	10.5%	8.9%	7.5%

North America	16.0%	11.4%	15.0%	12.0%
International, principally Europe	13.0%	13.3%	12.5%	13.6%
Total	15.4%	11.8%	14.5%	12.4%

Total operating profit margin, as reported	14.0%	9.9%	12.9%	10.4%

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

NET SALES

Net sales were flat and increased two percent for the three-month and nine-month periods ended September 30, 2015, respectively, from the comparable periods of 2014.  Excluding acquisitions and the unfavorable effect of currency translation, net sales increased three percent and five percent for the three-month and nine-month periods ended September 30, 2015, respectively, from the comparable periods of 2014.  The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales, as reported	$1,839	$1,834	$5,427	$5,340
Acquisitions	(14)	—	(26)	—

Net sales, excluding acquisitions	1,825	1,834	5,401	5,340
Currency translation	66	—	206	—

Net sales, excluding acquisitions and the effect of currency translation	$1,891	$1,834	$5,607	$5,340

North American net sales were positively impacted by increased sales volume of plumbing products, paints and stains, windows and builders’ hardware, which more than offset negative sales volume of cabinets. In aggregate, sales volume increased North American net sales by four percent for both the three-month and nine-month periods ended September 30, 2015 from the comparable periods of 2014. A favorable product mix in cabinets and windows increased sales by one percent for both the three-month and nine-month periods ended September 30, 2015 from the comparable periods of 2014. Such increases were partially offset by foreign currency translation, primarily due to the stronger U.S. dollar, which reduced net sales by one percent for the three-month and nine-month periods ended September 30, 2015 from the comparable periods in 2014.  Net sales were also negatively affected by net selling price decreases, primarily related to paints and stains, which more than offset price increases, primarily related to cabinets and plumbing products. In aggregate, net selling price decreases reduced net sales by one percent for the three-month period ended September 30, 2015 from the comparable period in 2014.

International net sales decreased by nine percent, due primarily to a stronger U.S. dollar, in both the three-month and nine-month periods ended September 30, 2015 compared to the same periods of 2014. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales from international operations increased four percent and five percent for the three-month and nine-month periods ended September 30, 2015, respectively, primarily due to net selling price increases and increased sales volumes for International plumbing products, partially offset by lower sales volumes for International cabinets.

Net sales of Cabinets and Related Products decreased five percent for the three-month period ended September 30, 2015, due to lower sales volume of North American and International cabinets which reduced net sales by 10 percent, partially offset by a favorable product mix and selling price increases for cabinets which, on a combined basis, increased net sales by six percent from the comparable period of 2014.  Net sales in this segment increased two percent for the nine-month period ended September 30, 2015 due to favorable product mix and selling price increases for cabinets, which on a combined basis increased net sales by six percent, partially offset by lower sales volume of cabinets which reduced net sales by four percent from the comparable period in 2014.

Net sales of Plumbing Products were flat for the three-month and nine-month periods ended September 30, 2015, compared to the same periods of 2014.  Foreign currency translation reduced net sales by seven percent for both the three-month and nine-month periods ended September 30, 2015 from the comparable periods in 2014, primarily due to the stronger U.S. dollar.  Excluding the impact of foreign currency translation, segment sales increased by six percent and seven percent for the three-month and nine-month periods ended September 30, 2015.  Net sales increased primarily due to increased sales volume of North American operations, which increased net sales by four percent for both the three-month and nine-month periods ending September 30, 2015, and selling price increases primarily related to international operations. An acquisition also positively impacted net sales by one percent for both the three-month and nine-month periods ended September 30, 2015 from the comparable periods in 2014.

Net sales of Decorative Architectural Products increased for the three-month and nine-month periods ended September 30, 2015, compared to the same periods of 2014 due primarily to increased sales volumes of paints and stains related to the expansion of the Pro business and new product introductions and increased sales volume of builders’ hardware.  Such increases were partially offset by lower selling prices and higher promotions of paints and stains and an unfavorable currency impact of Canadian paints and stains sales.

Net sales of Other Specialty Products increased for the three-month and nine-month periods ended September 30, 2015, due primarily to increased sales volume and a favorable product mix of North American windows in the Western U.S., which, on a combined basis, increased net sales eight percent and seven percent, respectively, compared to the same periods of 2014.  An acquisition positively impacted net sales by two percent and one percent for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the same periods in 2014. This segment was also positively affected by increased sales volume, a favorable mix, and selling price increases of U.K. windows for the nine-month period ended September 30, 2015 compared to the same period in 2014.  A stronger U.S. dollar decreased net sales by three percent in the three-month and nine-month periods ended September 30, 2015 compared to the same periods of 2014.

OPERATING MARGINS

Our gross profit margins were 32.0 percent and 31.7 percent for the three-month and nine-month periods ended September 30, 2015, respectively, compared with 28.5 percent and 29.6 percent for the comparable periods of 2014.

Gross profit margins for the three-month and nine-month periods ended September 30, 2015 were positively affected by increased sales volume as well as a more favorable relationship between selling prices and commodity costs, lower business rationalization expenses, and the benefits associated with other cost savings initiatives.  Gross profit margins for the three-month and nine-month periods ended September 30, 2015 include $1 million and $2 million of rationalization expenses, respectively.  Gross profit margins for the three-month and nine-month periods ended September 30, 2014 include $28 million and $32 million of rationalization expenses primarily related to the decision to sell two facilities in the Cabinets and Related Products segment.

Selling, general and administrative expenses, as a percentage of sales, were 18.0 percent and 18.8 percent for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 18.6 percent and 19.2 percent for the comparable periods of 2014.

Over the last several years we have taken several actions focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other initiatives.  Operating profit for the three-month and nine-month periods ended September 30, 2015 includes $2 million and $9 million, respectively, of costs and charges related to our business rationalizations and other initiatives. For the three-month and nine-month periods ended September 30, 2014, we incurred costs and charges of $41 million and $54 million, respectively, related to business rationalization initiatives.  The 2014 business rationalization expenses include $13 million and $20 million for the three-month and nine-month periods ended September 30, 2014, respectively, of severance related to corporate office actions and $28 million in both the three-month and nine-month periods ended September 30, 2014 of impairment charges related to two manufacturing facilities within our Cabinets and Related Products segment.

Operating margins in the Cabinets and Related Products segment for the three-month and nine-month periods ended September 30, 2015 were positively affected by operational efficiencies due to the benefits associated with business rationalization activities and other cost savings initiatives and decreased business rationalization expenses.  Business rationalization expenses were $1 million and $3 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $28 million and $31 million, respectively, for the comparable periods in 2014.  The 2014 business rationalization expenses primarily related to impairment charges due to the decision to sell two manufacturing facilities.

Operating margins in the Plumbing Products segment for the three-month and the nine-month periods ended September 30, 2015 were negatively impacted by unfavorable product mix, as well as an increase in certain variable expenses such as trade show and marketing expenses and legal-related expenses in the nine-month period ended September 30, 2015. Such decreases were partially offset by increased sales volume in the three-month and nine-month periods ended September 30, 2015, and a favorable relationship between selling prices and commodity costs (including the negative impact of the metal hedge contracts) in the nine-month period ended September 30, 2015. Although operating margins were not significantly impacted, foreign currency translation, primarily due to a stronger U.S. dollar, negatively impacted operating profit for the three-month and nine-month periods ended September 30, 2015 by five percent and six percent, respectively.

Operating margins in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2015 were positively affected by increased sales volume of paints and stains and builders’ hardware, a more favorable relationship between selling prices and commodity costs and operational efficiencies due to benefits associated with cost savings initiatives.  Such increases were partially offset by an increase in advertising and display expenses in the three-month and nine-month periods ended September 30, 2015.  Operating margins were also negatively impacted by unfavorable currency effects from our Canadian operating results due to the stronger U.S. dollar in the nine-month period ended September 30, 2015.

Operating margins in the Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2015 reflect higher sales volume and favorable mix of windows in the Western U.S.  The nine-month period ended September 30, 2015 was also positively impacted by a more favorable relationship between selling prices and commodity costs of windows in the U.S. and U.K.  Such increases were partially offset by an increase in certain expenses such as advertising and system implementation costs in the three-month and nine-month periods ended September 30, 2015.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2015 was $54 million and $171 million, respectively.  Interest expense for the three-month and nine-month periods ended September 30, 2014 was $57 million and $169 million, respectively.

Other, net, for the three-month and nine-month periods ended September 30, 2015 included gains of $1 million and $5 million, respectively, related to distributions from private equity funds and $2 million of gains from equity investments for the nine-month period ended September 30, 2015.  Other, net, for the nine-month period ended September 30, 2014 included gains of $4 million related to distributions from private equity funds and $2 million of loss from equity investments.

Other, net, included $8 million and $13 million of currency transaction losses for the three-month and nine-month periods ended September 30, 2015, respectively, and currency transaction gains of $5 million for both the three-month and nine-month periods ended September 30, 2014.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and nine-month periods ended September 30, 2015 was $111 million and $281 million, respectively, compared with $533 million and $735 million for the comparable periods of 2014. Diluted earnings per common share for the three-month and nine-month periods ended September 30, 2015 was $.32 per common share and $.81 per common share, respectively, compared with $1.48 and $2.04 per common share for the comparable periods of 2014.

Our effective tax rate was 39 percent and 41 percent for the three-month and nine-month periods ended September 30, 2015, respectively.  The tax expense for the nine-month period ended September 30, 2015 includes an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015.  The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, will unlikely be able to realize the value of such deferred tax assets as a result of its history of losses.

As a result of the continued profitability of our U.S. operations, a $470 million ($1.33 per common share) net tax benefit was recorded in the third quarter of 2014, primarily from the release of the $517 million valuation allowance against our U.S. Federal and certain state deferred tax assets.  This reversal was offset by an additional $47 million tax expense to adjust taxes recorded in the first half of 2014 to the higher third quarter effective tax rate.

Excluding the $517 million valuation allowance release, our effective tax rate was 78 percent and 35 percent for the three-month and nine—month periods ended September 30, 2014, respectively.  As a result of the reversal of the valuation allowance in the third quarter of 2014, the tax expense for the nine-month period ended September 30, 2014 approximates our U.S. Federal statutory tax rate while the tax expense for the three—month period ended September 30, 2014 includes an additional tax expense of $47 million to adjust the taxes recorded in the first half of 2014, which previously benefited from the decrease in the valuation allowance, to the higher third quarter effective tax rate.

OTHER FINANCIAL INFORMATION

Our current ratio was 2.3 to 1 and 1.7 to 1 at September 30, 2015 and December 31, 2014, respectively.  The increase in the current ratio was primarily due to the retirement of $500 million of 4.8% Notes due June 15, 2015.

For the nine-month period ended September 30, 2015, cash of $422 million was provided by operating activities.

For the nine-month period ended September 30, 2015, net cash used for financing activities was $373 million, primarily due to the retirement of $500 million of 4.8% Notes due June 2015, $407 million for the repurchase and retirement of Company common stock, including 720 thousand shares repurchased to offset the dilutive impact of long-term stock awards granted in 2015, $94 million for the payment of cash dividends and $36 million for dividends paid to noncontrolling interest.  Other financing activities include the issuance of notes of $497 million, net of issuance costs and $200 million of cash received from TopBuild Corp. (“TopBuild”) using the proceeds of its new debt financing arrangement offset by $63 million of cash distributed to TopBuild.

On September 30, 2014, we announced a plan to spin off 100 percent of TopBuild, our Installation and Other Services businesses, as an independent, publicly-traded company through a tax-free distribution of the stock of TopBuild to our shareholders. On June 30, 2015, the spin off of TopBuild was completed.

For the nine-month period ended September 30, 2015, net cash used for investing activities was $144 million, including $112 million for capital expenditures, $41 million for business acquisitions within our Other Specialty Products and Plumbing Products segments, and $37 million for in-store displays, partially offset by $26 million from net proceeds from the sale of short-term bank cash deposits.

Our cash, cash investments and short-term bank deposits were $1.5 billion and $1.7 billion at September 30, 2015 and December 31, 2014, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand and time deposit accounts, money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.5 billion and the $1.7 billion of cash, cash investments and short-term bank deposits held at September 30, 2015 and December 31, 2014, $651 million and $672 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. may result in additional U.S. income taxes or foreign withholding taxes. The amount of such taxes is dependent on the income tax laws and circumstances at the time of distribution.

On June 15, 2015, we repaid and retired all of our $500 million, 4.8% Notes on the scheduled retirement date.

On March 24, 2015, we issued $500 million of 4.45% Notes due April 1, 2025.  These Notes are senior indebtedness and are redeemable at our option.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.  See Note I to the condensed consolidated financial statements.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at September 30, 2015.

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

We believe we will continue to see steady demand for our market-leading products, as both repair and remodel demand and new home construction continue to improve. We believe and are confident that the long-term fundamentals for home improvement activity and new home construction continue to be positive.  We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, including BEHR® paint, DELTA® and HANSGROHE® faucets, bath and shower fixtures, KRAFTMAID® and MERILLAT® cabinets, MILGARD® windows and doors and HOTSPRING® spas, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” and similar references to future periods. Our views about future performance involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, our ability to maintain our competitive position in our industries, the timing and the terms of our share repurchase program, and our ability to reduce corporate expense and simplify our organizational structure.  We discuss many of the risks we face in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  The forward-looking statements in this report speak only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2015, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As noted elsewhere in this Quarterly Report on Form 10-Q, we completed the spin off of our Installation and Other Services segment effective as of June 30, 2015, and in connection with the spin off, we received an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin off and certain related transactions will qualify for tax-free treatment under certain sections of the Internal Revenue Code. As a result of the spin off, the mix of our business operations has changed. We are now less reliant on new home construction and more reliant on home improvement spending, and the concentration of our sales to our two largest customers has increased.  Additionally, following the spin off, a greater proportion of our sales occur outside of the U.S., which has increased, and may continue to increase, the negative impact of currency conversion rates on our results of operations due to the strength of the U.S. dollar compared to foreign currencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average Price	as Part of	Yet Be Purchased
	of Shares	Paid Per	Publicly Announced	Under the Plans
Period	Purchased	Common Share	Plans or Programs(a)	or Programs
7/1/15-7/31/15	—	$—	—	37,118,000

8/1/15-8/31/15(b)	6,107,000	$26.37	6,107,000	31,011,000

9/1/15-9/30/15(b)	1,478,000	$26.37	1,478,000	29,533,000

Total for the quarter	7,585,000	$26.37	7,585,000	29,533,000

(a)                                 In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

(b)                                 In August 2015, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $200 million of our common stock with an immediate delivery of 6.1 million shares.  In September 2015, upon the completion of the transaction, we received an additional 1.5 million shares of our common stock.

MASCO CORPORATION

PART II.  OTHER INFORMATION, continued

Item 6. Exhibits

10	–

Amendment No. 2 dated as of August 28, 2015 to Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S.à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents

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
Name: John G. Sznewajs
Title: Vice President, Treasurer and Chief Financial Officer

October 27, 2015

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10

Amendment No. 2 dated as of August 28, 2015 to Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S.à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents

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