Form 10-Q
period 2016-03-31
MASCO CORP /DE/
filed 2016-04-26
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number: 1-5794

Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of	(IRS Employer
Incorporation)	Identification No.)

21001 Van Born Road, Taylor, Michigan	48180
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2016
Common stock, par value $1.00 per share	332,746,136

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2016 and December 31, 2015
(In Millions, Except Share Data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash investments	$2,175	$1,468
Short-term bank deposits	195	248
Receivables	1,036	853
Prepaid expenses and other	87	72
Inventories:
Finished goods	420	358
Raw material	244	238
Work in process	91	91
	755	687
Total current assets	4,248	3,328
Property and equipment, net	1,040	1,027
Goodwill	844	839
Other intangible assets, net	158	160
Other assets	264	310
Total assets	$6,554	$5,664

LIABILITIES
Current liabilities:
Notes payable	$1,303	$1,004
Accounts payable	834	749
Accrued liabilities	652	752
Total current liabilities	2,789	2,505
Long-term debt	2,993	2,403
Other liabilities	688	698
Total liabilities	6,470	5,606

Commitments and contingencies (Note P)

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2016 – 328,700,000 ; 2015 – 330,500,000	329	330
Preferred shares authorized: 1,000,000; Issued and outstanding: 2016 and 2015 – None	—	—
Paid-in capital	—	—
Retained deficit	(310)	(300)
Accumulated other comprehensive loss	(145)	(165)
Total Masco Corporation’s shareholders’ deficit	(126)	(135)
Noncontrolling interest	210	193
Total equity	84	58
Total liabilities and equity	$6,554	$5,664

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2016 and 2015
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,720	$1,659
Cost of sales	1,151	1,164
Gross profit	569	495
Selling, general and administrative expenses	335	330
Operating profit	234	165
Other income (expense), net:
Interest expense	(56)	(56)
Other, net	(1)	1
	(57)	(55)
Income from continuing operations before income taxes	177	110
Income tax expense	(58)	(40)
Income from continuing operations	119	70
Income from discontinued operations, net	—	3
Net income	119	73
Less: Net income attributable to noncontrolling interest	10	9
Net income attributable to Masco Corporation	$109	$64

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.33	$.17
Income from discontinued operations, net	—	.01
Net income	$.33	$.18
Diluted:
Income from continuing operations	$.32	$.17
Income from discontinued operations, net	—	.01
Net income	$.32	$.18

Amounts attributable to Masco Corporation:
Income from continuing operations	$109	$61
Income from discontinued operations, net	—	3
Net income	$109	$64

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2016 and 2015
(In Millions)

	Three Months Ended March 31,
	2016	2015
Net income	$119	$73
Less: Net income attributable to noncontrolling interest	10	9
Net income attributable to Masco Corporation	$109	$64
Other comprehensive income (loss), net of tax (Note K):
Cumulative translation adjustment	$24	$(96)
Pension and other post-retirement benefits	3	4
Other comprehensive income (loss)	27	(92)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	7	(23)
Other comprehensive income (loss) attributable to Masco Corporation	$20	$(69)
Total comprehensive income (loss)	$146	$(19)
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	17	(14)
Total comprehensive income (loss) attributable to Masco Corporation	$129	$(5)

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2016 and 2015
(In Millions)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$189	$144
Increase in receivables	(198)	(244)
Increase in inventories	(63)	(56)
(Decrease) increase in accounts payable and accrued liabilities, net	(28)	4
Net cash for operating activities	(100)	(152)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(86)	(103)
Cash dividends paid	(32)	(32)
Issuance of notes, net of issuance costs	889	497
Issuance of Company common stock	1	—
Excess tax benefit from stock-based compensation	11	—
Decrease in debt, net	(2)	—
Net cash from financing activities	781	362

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(37)	(32)
Acquisition of companies, net of cash acquired	—	(26)
Proceeds from disposition of:
Short-term bank deposits	60	141
Other financial investments	—	3
Property and equipment	—	3
Purchases of:
Short-term bank deposits	—	(63)
Other, net	(3)	(15)
Net cash from investing activities	20	11

Effect of exchange rate changes on cash and cash investments	6	(26)

CASH AND CASH INVESTMENTS:
Increase for the period	707	195
At January 1	1,468	1,383
At March 31	$2,175	$1,578

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2016 and 2015
(In Millions)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive (loss) income	(19)			64	(69)	(14)
Shares issued	(5)	3	(8)
Shares retired:
Repurchased	(106)	(4)		(102)
Surrendered (non-cash)	(16)	(1)		(15)
Cash dividends declared	(31)			(31)
Stock-based compensation	8		8
Balance, March 31, 2015	$959	$343	$—	$606	$(180)	$190

Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income	146			109	20	17
Shares issued	(6)	2	(8)
Shares retired:
Repurchased	(86)	(3)	(7)	(76)
Surrendered (non-cash)	(11)			(11)
Cash dividends declared	(32)			(32)
Stock-based compensation	15		15
Balance, March 31, 2016	$84	$329	$—	$(310)	$(145)	$210

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at March 31, 2016, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for the three months ended March 31, 2016 and 2015.  The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements.

Reclassification. Certain prior year amounts have been reclassified to conform to the 2016 presentation in the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements.  In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-02 (“ASU 2015-02”) “Consolidation (Topic 810) — Amendments to the Consolidations Analysis,” which modifies certain aspects of both the variable interest entities and voting interest entities models. We adopted ASU 2015-02 on January 1, 2016. The adoption of the new standard did not have an impact on our financial position or our results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015‑03 (“ASU 2015‑03”) “Interest - Imputation of Interest (Subtopic 835‑30) - Simplifying the Presentation of Debt Issuance Costs,” that requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU 2015‑15 to clarify that debt issuance costs related to line‑of‑credit arrangements may remain classified as an asset. We retrospectively adopted both ASU 2015‑03 and ASU 2015‑15 on January 1, 2016. As a result of the retrospective adoption of the standards, we reclassified $15 million of debt issuance costs from other assets to long-term debt, and $1 million of debt issuance costs from other assets to notes payable, as of December 31, 2015.
In May 2014, the FASB issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for us for annual periods beginning January 1, 2018.  We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

In January 2016, the FASB issued Accounting Standards Update 2016-01 (“ASU 2016-01”), “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In February 2016, the FASB issued a new standard for leases, Accounting Standards Codification 842 (“ASC 842”), which changes the accounting model of identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In March 2016, the FASB issued Accounting Standard Update 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. ASU 2016-09 is effective for us for annual periods beginning January 1, 2017. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild Corp. (“TopBuild”) through a tax-free distribution of the stock of TopBuild to our stockholders.  We initiated the spin off as TopBuild was no longer considered core to our long-term growth strategy in branded building products. We completed the spin off on June 30, 2015 at which time we accounted for it as a discontinued operation. Gains from this discontinued operation were included in income from discontinued operations, net, in the condensed consolidated statement of operations for the three months ended March 31, 2015.

The major classes of line items constituting income from discontinued operations, net, in millions:

	Three Months Ended March 31,
	2016	2015
Net sales	$—	$358
Cost of sales	—	285
Gross profit	—	73
Selling, general and administrative expenses	—	68
Income from discontinued operations	$—	$5
Income tax expense	—	(2)
Income from discontinued operations, net	$—	$3

Other selected financial information for TopBuild during the period owned by us was as follows, in millions:

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization	$—	$3
Capital expenditures	$—	$2

In conjunction with the spin off, we entered into a Transition Services Agreement with TopBuild to provide TopBuild administrative services subsequent to the separation.  The fees for services rendered under the Transition Services Agreement are not material to our results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2016, by segment, were as follows, in millions:

	Gross Goodwill At March 31, 2016	Accumulated Impairment Losses	Net Goodwill At March 31, 2016
Plumbing Products	$530	$(340)	$190
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	988	(734)	254
Total	$2,052	$(1,208)	$844

	Gross Goodwill At December 31, 2015	Accumulated Impairment Losses	Net Goodwill At December 31, 2015	Other(A)	Net Goodwill At March 31, 2016
Plumbing Products	$525	$(340)	$185	$5	$190
Decorative Architectural Products	294	(75)	219	—	219
Cabinetry Products	240	(59)	181	—	181
Windows and Other Specialty Products	988	(734)	254	—	254
Total	$2,047	$(1,208)	$839	$5	$844

(A)  Other principally includes the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $137 million at both March 31, 2016 and December 31, 2015, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $21 million (net of accumulated amortization of $51 million) and $23 million (net of accumulated amortization of $49 million) at March 31, 2016 and December 31, 2015, respectively, and principally included customer relationships.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $32 million and $34 million for the three months ended March 31, 2016 and 2015, respectively.

E. FAIR VALUE OF FINANCIAL INVESTMENTS

We have maintained investments in available-for-sale securities, equity method investments and a number of private equity funds, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses.  Financial investments were as follows, in millions:

	March 31, 2016	December 31, 2015
Prepaid expenses and other:
Auction rate securities	$12	$—

Other assets:
Auction rate securities	10	22
Equity method investments	13	13
Private equity funds	9	10
Other investments	3	3
Total	$47	$48

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. FAIR VALUE OF FINANCIAL INVESTMENTS (Concluded)

Recurring Fair Value Measurements.  Our auction rate securities are measured at fair value on a recurring basis, and have been estimated using a discounted cash flow model (Level 3 input).  The significant inputs in the discounted cash flow model used to value the auction rate securities include:  expected maturity of auction rate securities, discount rate used to determine the present value of expected cash flows and the assumptions for credit defaults, since the auction rate securities are backed by credit default swap agreements.

Our investments in auction rate securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at both March 31, 2016 and December 31, 2015.

Non-Recurring Fair Value Measurements.  During the three months ended March 31, 2016 and 2015, we did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of these investments.

We did not have any transfers between Level 1 and Level 2 financial assets in the three months ended March 31, 2016 or 2015.

Realized Gains (Losses).  Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2016	2015
Realized gains from private equity funds	$—	$2
Equity investment income, net	1	—
Total income from financial investments, net	$1	$2

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at March 31, 2016 was approximately $4.6 billion, compared with the aggregate carrying value of $4.3 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2015 was approximately $3.6 billion, compared with the aggregate carrying value of $3.4 billion.

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

Interest Rate Swap Agreements.  In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011.  These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR.  Upon termination, the ineffective portion of the cash flow hedges of an approximate $2 million loss was recognized in our consolidated statement of operations in other, net within other income (expense), net.  The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

Gains (losses) related to foreign currency forward and exchange contracts are recorded in our condensed consolidated statements of operations in other, net, within other income (expense), net.  In the event that the counterparties fail to meet the terms of the foreign currency forward or exchange contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metals Contracts.  We have entered into several contracts to manage our exposure to increases in the price of copper and zinc.  Gains (losses) related to these contracts are recorded in our condensed consolidated statements of operations in cost of sales.

The pre-tax gains (losses) included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended March 31,
	2016	2015
Foreign currency contracts:
Exchange contracts	$—	$4
Forward contracts	—	(4)
Metal contracts	2	(2)
Total gain (loss)	$2	$(2)

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements, in the condensed consolidated balance sheets.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At March 31, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$27
Receivables		$1
Forward contracts	26
Accrued liabilities		(1)
Other liabilities		(2)
Metals contracts	38
Accrued liabilities		(6)

	At December 31, 2015
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$39
Receivables		$1
Forward contracts	30
Accrued liabilities		(2)
Other liabilities		(1)
Metals contracts	50
Accrued liabilities		(10)

The fair value of all foreign currency and metals derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Balance at January 1	$152	$135
Accruals for warranties issued during the period	13	56
Accruals related to pre-existing warranties	—	15
Settlements made (in cash or kind) during the period	(13)	(50)
Other, net (including currency translation)	—	(4)
Balance at end of period	$152	$152

H. DEBT

On March 17, 2016, we issued $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026. We received proceeds of $896 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On April 15, 2016, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017. In connection with these early retirements, in April 2016 we recorded $40 million of additional interest expense in connection with the discharge of indebtedness.
On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduced the aggregate commitment to $750 million and extends the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At March 31, 2016, we had $1.5 million of outstanding standby letters of credit under the Amended Credit Agreement.

Revolving credit loans bear interest under the Amended Credit Agreement, at our option, at (A) a rate per annum equal to the greatest of (i) the prime rate, (ii) the Federal Funds effective rate plus 0.50% and (iii) LIBOR plus 1.0% (the “Alternative Base Rate”); plus an applicable margin based upon our then-applicable corporate credit ratings; or (B) LIBOR plus an applicable margin based upon our then-applicable corporate credit ratings. The foreign currency revolving credit loans bear interest at a rate equal to LIBOR plus an applicable margin based upon our then-applicable corporate credit ratings.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and had no borrowing under the Amended Credit Agreement at March 31, 2016.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the “2014 Plan”) provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At March 31, 2016, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended March 31,
	2016	2015
Long-term stock awards	$5	$6
Stock options	1	1
Phantom stock awards and stock appreciation rights	3	3
Total	$9	$10
Income tax benefit (37 percent tax rate)	$3	$4

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 1,013,480 shares of long-term stock awards in the three months ended March 31, 2016.

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2016	2015
Unvested stock award shares at January 1	5	6
Weighted average grant date fair value	$17	$18

Stock award shares granted	1	1
Weighted average grant date fair value	$26	$26

Stock award shares vested	2	2
Weighted average grant date fair value	$16	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$19	$19

Unvested stock award shares at March 31	4	5
Weighted average grant date fair value	$20	$19

At March 31, 2016 and 2015, there was $62 million and $68 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of 4 years at March 31, 2016 and 3 years at March 31, 2015.

The total market value (at the vesting date) of stock award shares which vested during the three months ended March 31, 2016 and 2015 was $36 million and $48 million, respectively.

Stock Options.  Stock options are granted to our key employees.  The exercise price equals the market price of our common stock at the grant date.  These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 474,500 of stock option shares in the three months ended March 31, 2016 with a grant date exercise price approximating $26 per share. In the three months ended March 31, 2016, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2016	2015
Option shares outstanding, January 1	12	18
Weighted average exercise price (A)	$17	$21

Option shares granted	—	—
Weighted average exercise price	$26	$26

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (B)	$18 million	$17 million
Weighted average exercise price	$18	$14

Option shares forfeited	—	—
Weighted average exercise price	$—	$22

Option shares outstanding, March 31	11	17
Weighted average exercise price (A)	$18	$22
Weighted average remaining option term (in years)	4	3

Option shares vested and expected to vest, March 31	11	17
Weighted average exercise price (A)	$18	$22
Aggregate intrinsic value (B)	$154 million	$108 million
Weighted average remaining option term (in years)	4	3

Option shares exercisable (vested), March 31	10	15
Weighted average exercise price (A)	$17	$22
Aggregate intrinsic value (B)	$138 million	$94 million
Weighted average remaining option term (in years)	3	3

(A)
Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee directors such that all individuals received an equivalent fair value both before and after the separation.  The modification contributed to the lower exercise price.

(B)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of share.

At March 31, 2016 and 2015, there was $8 million and $9 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of 3 years at both March 31, 2016 and 2015.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Concluded)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average grant date fair value	$6.43	$9.67
Risk-free interest rate	1.41%	1.75%
Dividend yield	1.49%	1.32%
Volatility factor	29.00%	42.00%
Expected option life	6 years	6 years

J. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	11	1	12	1
Expected return on plan assets	(10)	—	(11)	—
Amortization of net loss	4	1	4	1
Net periodic pension cost	$6	$2	$6	$2

We froze all future benefit accruals under substantially all of our domestic qualified and foreign and domestic non-qualified defined benefit pension plans several years ago.

K. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Statement of Operations Line Item
	2016	2015
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$5	$5	Selling, general and administrative expenses
Tax (benefit)	(2)	(1)
Net of tax	$3	$4

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2016	2015	2016	2015
	Net Sales(A)		Operating Profit (Loss)
Our operations by segment were (B):
Plumbing Products	$813	$796	$129	$111
Decorative Architectural Products	493	451	105	83
Cabinetry Products	236	249	24	(4)
Windows and Other Specialty Products	178	163	3	6
Total	$1,720	$1,659	$261	$196
Our operations by geographic area were:
North America	$1,350	$1,282	$215	$151
International, principally Europe	370	377	46	45
Total	$1,720	$1,659	261	196
General corporate expense, net			(27)	(31)
Operating profit			234	165
Other income (expense), net			(57)	(55)
Income from continuing operations before income taxes			$177	$110

(A)	Inter-segment sales were not material.

(B)
In Q1 2016, we renamed our Cabinetry Products and Windows and Other Specialty Products segments. The name change did not impact the review of financial information by our corporate operating executive or the composition of the segments.

M. SEVERANCE COSTS

We recorded charges related to severance of $2 million and $6 million for the three months ended March 31, 2016 and 2015, respectively. Such charges are principally reflected in the condensed consolidated statements of operations in selling, general and administrative expenses.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2016	2015
Income from cash and cash investments	$1	$—
Income from financial investments, net (Note E)	1	2
Foreign currency transaction losses	—	(1)
Other items, net	(3)	—
Total other, net	$(1)	$1

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended March 31,
	2016	2015
Numerator (basic and diluted):
Income from continuing operations	$109	$61
Less: Allocation to unvested restricted stock awards	1	1
Income from continuing operations attributable to common shareholders	108	60

Income from discontinued operations, net	—	3
Less: Allocation to unvested restricted stock awards	—	—
Income from discontinued operations attributable to common shareholders	—	3

Net income available to common shareholders	$108	$63

Denominator:
Basic common shares (based upon weighted average)	330	344
Add: Stock option dilution	3	3
Diluted common shares	333	347

For the three months ended March 31, 2016 and 2015, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 1 million and 8 million common shares for the three months ended March 31, 2016 and 2015, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

On September 30, 2014, we announced that our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. In the first three months of 2016, we repurchased and retired 3.2 million shares of our common stock (including 1.0 million shares to offset the dilutive impact of long-term stock awards granted in the first quarter), for approximately $86 million. At March 31, 2016, we had 24.6 million shares remaining under the authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.095 ($0.095) and $0.090 ($0.090) for the three months ended March 31, 2016 and 2015, respectively.

P. OTHER COMMITMENTS AND CONTINGENCIES

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

Q. INCOME TAXES

Our effective tax rate was 33 percent and 36 percent for the three months ended March 31, 2016 and 2015, respectively.  The 2016 tax rate includes a $4 million state income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation and the tax benefit of the domestic production deduction which allows a deduction for certain qualified production activities within the U.S.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2016 VERSUS FIRST QUARTER 2015

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent Change
	2016	2015	2016 vs. 2015
Net Sales:
Plumbing Products	$813	$796	2%
Decorative Architectural Products	493	451	9%
Cabinetry Products	236	249	(5)%
Windows and Other Specialty Products	178	163	9%
Total	$1,720	$1,659	4%

North America	$1,350	$1,282	5%
International, principally Europe	370	377	(2)%
Total	$1,720	$1,659	4%

	Three Months Ended March 31,
	2016	2015
Operating Profit (Loss) Margins: (A)
Plumbing Products	15.9%	13.9%
Decorative Architectural Products	21.3%	18.4%
Cabinetry Products	10.2%	(1.6)%
Windows and Other Specialty Products	1.7%	3.7%

North America	15.9%	11.8%
International, principally Europe	12.4%	11.9%
Total	15.2%	11.8%
Total operating profit margin, as reported	13.6%	9.9%

(A)	Before general corporate expense, net; see Note L to the condensed consolidated financial statements.

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

NET SALES

Net sales increased four percent for the three-month period ended March 31, 2016, from the comparable period of 2015. Excluding acquisitions and the unfavorable effect of currency translation, net sales increased five percent for the three-month period ended March 31, 2016, from the comparable period of 2015. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2016	2015
Net sales, as reported	$1,720	$1,659
Acquisitions	(3)	—
Net sales, excluding acquisitions	1,717	1,659
Currency translation	19	—
Net sales, excluding acquisitions and the effect of currency translation	$1,736	$1,659

North American net sales increased five percent for the three-month period ended March 31, 2016, from the comparable period of 2015. Net sales were positively impacted by increased sales volume of paints and stains, plumbing products, windows, and builders’ hardware, which, in the aggregate, increased North American sales by seven percent for the three-month period ended March 31, 2016, from the comparable period of 2015. An increase in net selling prices and favorable sales mix of cabinets increased sales by one percent. Such increases were partially offset by decreased sales volumes in cabinets and a decrease in net selling prices of paints and stains, plumbing products and builders’ hardware, which, in aggregate, decreased sales by three percent for the three-month period ended March 31, 2016, from the comparable period of 2015.

International net sales decreased two percent for the three-month period ended March 31, 2016, from the comparable period of 2015, due primarily to a stronger U.S. dollar. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales from International operations increased two percent for the three-month period ended March 31, 2016, from the comparable period of 2015, primarily due to favorable product mix of cabinets and windows and net selling price increases of international plumbing products. An acquisition also increased net sales by one percent for the three-month period ended March 31, 2016, from the comparable period of 2015. Such increases were partially offset by lower sales volume of cabinets.

Net sales of Plumbing Products increased for the three-month period ended March 31, 2016, from the comparable period of 2015, due to increased sales volume of both North American and International operations, which, on a combined basis, increased sales by four percent. Foreign currency translation reduced net sales by two percent for the three-month period ended March 31, 2016, from the comparable period of 2015, primarily due to the stronger U.S. dollar.

Net sales of Decorative Architectural Products increased for the three-month period ended March 31, 2016, from the comparable period of 2015, due to increased sales volume of paints and stains and builders’ hardware, partially offset by lower selling prices and higher promotions of paints and stains.

Net sales of Cabinetry Products decreased for the three-month period ended March 31, 2016, from the comparable period of 2015, due to decreased sales volume of both North American and international cabinets, which, in aggregate, decreased sales by 11 percent. Such decrease was partially offset by a positive sales mix and net selling price increases for North American cabinets and a positive sales mix for international cabinets.

Net sales of Windows and Other Specialty Products increased for the three-month period ended March 31, 2016, from the comparable period of 2015, due primarily to increased sales volume and net selling price increases of North American windows in the western U.S., which, on a combined basis, increased sales eight percent. An international acquisition positively impacted net sales by two percent for the three-month period ended March 31, 2016, from the comparable period of 2015. A stronger U.S. dollar decreased sales by two percent in the three-month period ended March 31, 2016, from the comparable period in 2015.

OPERATING MARGINS

Our gross profit margins were 33.1 percent for the three-month period ended March 31, 2016 compared with 29.8 percent for the comparable period of 2015.

Gross profit margins for the three-month period ended March 31, 2016 were positively affected by increased sales volume, a more favorable relationship between net selling prices and commodity costs and the benefits associated with other cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, were 19.5 percent for the three-month period ended March 31, 2016 compared to 19.9 percent for the comparable period of 2015.

Operating profit for the three-month period ended March 31, 2016 includes $3 million of costs and charges related to our business rationalizations and other initiatives. For the three-month period ended March 31, 2015, we incurred costs and charges of $6 million related to business rationalization initiatives.

Operating margins in the Plumbing Products segment for the three-month period ended March 31, 2016 were positively impacted by increased sales volume, a more favorable relationship between net selling prices and commodity costs and the benefits associated with business rationalization activities and other cost savings initiatives, partially offset by unfavorable product mix.

Operating margins in the Decorative Architectural Products segment for the three-month period ended March 31, 2016 were positively affected by increased sales volume of paints and stains and builders' hardware coupled with a more favorable relationship between net selling prices and commodity costs.

Operating margins in the Cabinetry Products segment for the three-month period ended March 31, 2016 were positively affected by the benefits associated with business rationalization activities and other cost savings initiatives and a more favorable relationship between net selling prices and commodity costs in our North America business. Such increases were partially offset by a decrease in sales volume.

Operating margins in the Windows and Other Specialty Products segment for the three-month period ended March 31, 2016 reflect an increase in certain expenses, such as higher labor costs to support demand, as well as system implementation costs. Such cost increases were partially offset by a more favorable relationship between net selling prices and commodity costs and increased sales volume of windows in the western U.S.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month periods ended March 31, 2016 and 2015 was $56 million.

Other, net, for the three-month period ended March 31, 2016 included earnings of $1 million related to equity method investments, and for the three-month period ended March 31, 2015 included gains of $2 million related to distributions from private equity funds and $1 million of currency transaction losses.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month period ended March 31, 2016 was $109 million, compared with $61 million for the comparable period of 2015. Diluted earnings per common share for the three-month period ended March 31, 2016 was $.32 per common share, compared with $.17 per common share for the comparable period of 2015.

Our effective tax rate of 33 percent for the three-months ended ended March 31, 2016 was lower than our normalized tax rate of 36 percent due primarily to a $4 million state income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation and the tax benefit of the domestic production deduction which allows a deduction for certain qualified production activities within the U.S.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.5 to 1 and 1.3 to 1 at March 31, 2016 and December 31, 2015, respectively.  The increase in the current ratio was primarily due to the issuance of an aggregate $900 million of senior Notes during the three-month period ended March 31, 2016, offset by an approximately $300 million increase in short-term notes payable at March 31, 2016 compared to December 31, 2015 due to scheduled debt maturities.

For the three-month period ended March 31, 2016, net cash of $100 million was used for operating activities. First quarter 2016 and 2015 cash for operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with fourth quarter 2015 and 2014, respectively.

For the three-month period ended March 31, 2016, net cash provided by financing activities was $781 million, primarily due to the issuance of $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026, partially offset by $86 million for the repurchase and retirement of Company common stock, including 1.0 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2016 and $32 million for the payment of cash dividends.

For the three-month period ended March 31, 2016, net cash provided by investing activities was $20 million, primarily due to $60 million net proceeds from the sale of short-term bank cash deposits, partially offset by $37 million used for capital expenditures.

Our cash, cash investments and short-term bank deposits were $2.4 billion and $1.7 billion at March 31, 2016 and December 31, 2015, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $2.4 billion and the $1.7 billion of cash, cash investments and short-term bank deposits held at March 31, 2016 and December 31, 2015, $614 million and $630 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 17, 2016, we issued $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026. We received proceeds of $896 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On April 15, 2016, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017. In connection with these early retirements, in April 2016 we recorded $40 million of additional interest expense in connection with the discharge of indebtedness.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.  See Note H to the condensed consolidated financial statements.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at March 31, 2016.

We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.

OUTLOOK FOR THE COMPANY

We are making progress on our strategic priorities, which include leveraging opportunities across our businesses, driving the full potential of our core businesses and actively managing our portfolio.

We believe we will continue to see steady demand for our market-leading products, as both repair and remodel and new home construction trends continue to improve. We believe and are confident that the long-term fundamentals for home improvement activity and new home construction continue to be positive.  We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, including BEHR® paint, DELTA® and HANSGROHE® faucets, bath and shower fixtures, KRAFTMAID® and MERILLAT® cabinets, MILGARD® windows and doors and HOTSPRING® spas, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

FORWARD-LOOKING STATEMENTS

This report contains statements that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” and similar references to future periods. Our views about future performance involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by the levels of home improvement activity and new home construction, our ability to maintain our strong brands and to develop and introduce new and improved products, our ability to maintain our competitive position in our industries, our reliance on key customers, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to sustain the performance at our cabinetry businesses, the cost and availability of raw materials, our dependence on third party suppliers, and risks associated with international operations and global strategies.  These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  The forward-looking statements in this report speak only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

During the first quarter of 2016, the Company started a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Milgard. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, this system implementation is significant in scale and complexity and have resulted in modification to certain Milgard internal controls.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	799,000	$25.64	799,000	26,973,834
2/1/16 - 2/29/16	1,694,300	$26.63	1,694,300	25,279,534
3/1/16 - 3/31/16	700,000	$29.37	700,000	24,579,534
Total for the quarter	3,193,300	$26.98	3,193,300	24,579,534

(A)	In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

4.1	–
Resolutions establishing the terms of the 3.500% Notes Due 2021 and form of global note. Incorporated by reference to Exhibit 4.1 to Masco Corporation’s Current Report on Form 8-K dated March 10, 2016 and filed on March 16, 2016.

4.2	–
Resolutions establishing the terms of the 4.375% Notes Due 2026 and form of global note. Incorporated by reference to Exhibit 4.2 to Masco Corporation’s Current Report on Form 8-K dated March 10, 2016 and filed on March 16, 2016.

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
Name: John G. Sznewajs
Title: Vice President, Treasurer and Chief Financial Officer

April 26, 2016

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 4.1
Resolutions establishing the terms of the 3.500% Notes Due 2021 and form of global note. Incorporated by reference to Exhibit 4.1 to Masco Corporation’s Current Report on Form 8-K dated March 10, 2016 and filed on March 16, 2016.

Exhibit 4.2
Resolutions establishing the terms of the 4.375% Notes Due 2026 and form of global note. Incorporated by reference to Exhibit 4.2 to Masco Corporation’s Current Report on Form 8-K dated March 10, 2016 and filed on March 16, 2016.

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