Form 10-Q
period 2016-06-30
MASCO CORP /DE/
filed 2016-07-26
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2016
Common stock, par value $1.00 per share	330,214,588

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2016 and December 31, 2015
(In Millions, Except Share Data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash investments	$956	$1,468
Short-term bank deposits	135	248
Receivables	1,113	853
Prepaid expenses and other	88	72
Inventories:
Finished goods	433	358
Raw material	237	238
Work in process	95	91
	765	687
Total current assets	3,057	3,328
Property and equipment, net	1,039	1,027
Goodwill	840	839
Other intangible assets, net	156	160
Other assets	232	310
Total assets	$5,324	$5,664

LIABILITIES
Current liabilities:
Notes payable	$3	$1,004
Accounts payable	913	749
Accrued liabilities	716	752
Total current liabilities	1,632	2,505
Long-term debt	2,993	2,403
Other liabilities	629	698
Total liabilities	5,254	5,606

Commitments and contingencies (Note P)

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2016 – 326,200,000 ; 2015 – 330,500,000	326	330
Preferred shares authorized: 1,000,000; Issued and outstanding: 2016 and 2015 – None	—	—
Paid-in capital	—	—
Retained deficit	(273)	(300)
Accumulated other comprehensive loss	(170)	(165)
Total Masco Corporation’s shareholders’ deficit	(117)	(135)
Noncontrolling interest	187	193
Total equity	70	58
Total liabilities and equity	$5,324	$5,664

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$2,001	$1,929	$3,721	$3,588
Cost of sales	1,301	1,292	2,452	2,456
Gross profit	700	637	1,269	1,132
Selling, general and administrative expenses	365	358	700	688
Operating profit	335	279	569	444
Other income (expense), net:
Interest expense	(87)	(61)	(143)	(117)
Other, net	5	3	4	4
	(82)	(58)	(139)	(113)
Income from continuing operations before income taxes	253	221	430	331
Income tax expense	(90)	(102)	(148)	(142)
Income from continuing operations	163	119	282	189
Loss from discontinued operations, net	—	(4)	—	(1)
Net income	163	115	282	188
Less: Net income attributable to noncontrolling interest	13	10	23	19
Net income attributable to Masco Corporation	$150	$105	$259	$169

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.45	$.32	$.78	$.49
Loss from discontinued operations, net	—	(.01)	—	—
Net income	$.45	$.30	$.78	$.49
Diluted:
Income from continuing operations	$.45	$.31	$.77	$.48
Loss from discontinued operations, net	—	(.01)	—	—
Net income	$.45	$.30	$.77	$.48

Amounts attributable to Masco Corporation:
Income from continuing operations	$150	$109	$259	$170
Loss from discontinued operations, net	—	(4)	—	(1)
Net income	$150	$105	$259	$169

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$163	$115	$282	$188
Less: Net income attributable to noncontrolling interest	13	10	23	19
Net income attributable to Masco Corporation	$150	$105	$259	$169
Other comprehensive (loss) income, net of tax (Note K):
Cumulative translation adjustment	$(33)	$43	$(9)	$(53)
Interest rate swaps	1	1	1	1
Pension and other post-retirement benefits	3	3	6	7
Realized gain on available-for-sale securities	(1)	—	(1)	—
Other comprehensive (loss) income	(30)	47	(3)	(45)
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(5)	14	2	(9)
Other comprehensive (loss) income attributable to Masco Corporation	$(25)	$33	$(5)	$(36)
Total comprehensive income	$133	$162	$279	$143
Less: Total comprehensive income attributable to the noncontrolling interest	8	24	25	10
Total comprehensive income attributable to Masco Corporation	$125	$138	$254	$133

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2016 and 2015
(In Millions)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$357	$355
Increase in receivables	(286)	(332)
Increase in inventories	(79)	(63)
Increase in accounts payable and accrued liabilities, net	122	179
Net cash from operating activities	114	139

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,300)	(500)
Purchase of Company common stock	(168)	(207)
Cash dividends paid	(63)	(62)
Dividend payment to noncontrolling interest	(31)	(36)
Cash distributed to TopBuild Corp.	—	(63)
Issuance of TopBuild Corp. debt	—	200
Issuance of notes, net of issuance costs	889	497
Issuance of Company common stock	1	—
Excess tax benefit from stock-based compensation	12	15
Decrease in debt, net	(2)	—
Credit Agreement and other financing costs	—	(3)
Net cash for financing activities	(662)	(159)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(79)	(70)
Acquisition of companies, net of cash acquired	—	(42)
Proceeds from disposition of:
Short-term bank deposits	117	190
Other financial investments	13	6
Property and equipment	—	4
Purchases of:
Short-term bank deposits	—	(119)
Other, net	(6)	(29)
Net cash from (for) investing activities	45	(60)

Effect of exchange rate changes on cash and cash investments	(9)	(6)

CASH AND CASH INVESTMENTS:
Decrease for the period	(512)	(86)
At January 1	1,468	1,383
At June 30	$956	$1,297

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2016 and 2015
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive income (loss)	143			169	(36)	10
Shares issued	(8)	3	(11)
Shares retired:
Repurchased	(207)	(8)	(6)	(193)
Surrendered (non-cash)	(16)	(1)		(15)
Cash dividends declared	(62)			(62)
Dividend payment to noncontrolling interest	(36)					(36)
Separation of TopBuild Corp.	(828)			(828)
Stock-based compensation	17		17
Balance, June 30, 2015	$131	$339	$—	$(239)	$(147)	$178

Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income	279			259	(5)	25
Shares issued	(11)	2	(13)
Shares retired:
Repurchased	(174)	(6)	(10)	(158)
Surrendered (non-cash)	(11)			(11)
Cash dividends declared	(63)			(63)
Dividend payment to noncontrolling interest	(31)					(31)
Stock-based compensation	23		23
Balance, June 30, 2016	$70	$326	$—	$(273)	$(170)	$187

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at June 30, 2016, and our results of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2016 and 2015, and cash flows and changes in shareholders’ equity for the six-month periods ended June 30, 2016 and 2015.  The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01 (“ASU 2016-01”), “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standard Update 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. ASU 2016-09 is effective for us for annual periods beginning January 1, 2017. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild Corp. (“TopBuild”) through a tax-free distribution of the stock of TopBuild to our stockholders.  We initiated the spin off as TopBuild was no longer considered core to our long-term growth strategy in branded building products. We completed the spin off on June 30, 2015 at which time we accounted for it as a discontinued operation. Losses from this discontinued operation were included in loss from discontinued operations, net, in the condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015.

The major classes of line items constituting income from discontinued operations, net, were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$—	$404	$—	$762
Cost of sales	—	318	—	603
Gross profit	—	86	—	159
Selling, general and administrative expenses	—	80	—	148
Income from discontinued operations	$—	$6	$—	$11
Income tax expense (A)	—	(10)	—	(12)
Loss from discontinued operations, net	$—	$(4)	$—	$(1)

(A) The unusual relationship between income tax expense and income from discontinued operations for the three-month and six-month periods ended June 30, 2015 resulted primarily from certain non-deductible transaction costs related to the spin off of TopBuild.

Other selected financial information for TopBuild during the period owned by us was as follows, in millions:

	Six Months Ended June 30,
	2016	2015
Depreciation and amortization	$—	$6
Capital expenditures	$—	$7

In conjunction with the spin off, we entered into a Transition Services Agreement with TopBuild under which we provide administrative services to TopBuild subsequent to the separation.  The fees for services rendered under the Transition Services Agreement are not material to our results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2016, by segment, were as follows, in millions:

	Gross Goodwill At June 30, 2016	Accumulated Impairment Losses	Net Goodwill At June 30, 2016
Plumbing Products	$527	$(340)	$187
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	987	(734)	253
Total	$2,048	$(1,208)	$840

	Gross Goodwill At December 31, 2015	Accumulated Impairment Losses	Net Goodwill At December 31, 2015	Other(A)	Net Goodwill At June 30, 2016
Plumbing Products	$525	$(340)	$185	$2	$187
Decorative Architectural Products	294	(75)	219	—	219
Cabinetry Products	240	(59)	181	—	181
Windows and Other Specialty Products	988	(734)	254	(1)	253
Total	$2,047	$(1,208)	$839	$1	$840

(A)  Other principally includes the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $136 million and $137 million at June 30, 2016 and December 31, 2015, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $20 million (net of accumulated amortization of $50 million) and $23 million (net of accumulated amortization of $49 million) at June 30, 2016 and December 31, 2015, respectively, and principally included customer relationships.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $66 million and $68 million for the six-month periods ended June 30, 2016 and 2015, respectively.

E. FAIR VALUE OF FINANCIAL INVESTMENTS

We have maintained investments in available-for-sale securities, equity method investments and a number of private equity funds, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments were as follows, in millions:

	June 30, 2016	December 31, 2015
Prepaid expenses and other:
Auction rate securities	$12	$—

Other assets:
Auction rate securities	—	22
Equity method investments	13	13
Private equity funds	7	10
Other investments	3	3
Total	$35	$48

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

In May 2016, $10 million of our auction rate securities were called by our counterparty and redeemed at a value that approximated our recorded basis. Our investments in auction rate securities had a recorded basis of $12 million and $22 million at June 30, 2016 and December 31, 2015, respectively, which included cost basis of $10 million and $19 million and pre-tax unrealized gains of $2 million and $3 million at each respective date.

Non-Recurring Fair Value Measurements.  During the six-month periods ended June 30, 2016 and 2015, we did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of these investments.

We did not have any transfers between Level 1 and Level 2 financial assets in the six-month periods ended June 30, 2016 or 2015.

Realized Gains (Losses).  Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains from auction rate securities	$1	$—	$1	$—
Realized gains from private equity funds	1	2	1	4
Equity investment income, net	—	2	1	2
Total income from financial investments, net	$2	$4	$3	$6

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at June 30, 2016 was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2015 was approximately $3.6 billion, compared with the aggregate carrying value of $3.4 billion.

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

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

The pre-tax gains (losses) included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency contracts:
Exchange contracts	$—	$(1)	$—	$3
Forward contracts	—	—	—	(4)
Metal contracts	2	(3)	4	(5)
Interest rate swaps	(1)	(1)	(1)	(1)
Total gain (loss)	$1	$(5)	$3	$(7)

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements, in the condensed consolidated balance sheets.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At June 30, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$14
Receivables		$—
Forward contracts	35
Accrued liabilities		(1)
Other liabilities		(2)
Metals contracts	23
Accrued liabilities		(2)

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

G. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
Balance at January 1	$152	$135
Accruals for warranties issued during the period	30	56
Accruals related to pre-existing warranties	14	15
Settlements made (in cash or kind) during the period	(28)	(50)
Other, net (including currency translation)	(1)	(4)
Balance at end of period	$167	$152

During the second quarter of 2016, a business in the Windows and Other Specialty Products segment recorded a $10 million increase as a change in estimate of expected future warranty claims resulting from recent warranty claim trends, including, among other items, the nature and type of claim and estimate of costs to service claims.

H. DEBT

On March 17, 2016, we issued $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026. We received proceeds of $896 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On April 15, 2016, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017. In connection with these early retirements, we incurred $40 million of debt extinguishment costs, which we recorded as interest expense.
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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European Euro and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At June 30, 2016, we had $1.5 million of outstanding standby letters of credit under the Amended Credit Agreement.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. DEBT (Concluded)

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

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and had no borrowing under the Amended Credit Agreement at June 30, 2016.

I. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the “2014 Plan”) provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At June 30, 2016, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Long-term stock awards	$7	$7	$12	$13
Stock options	—	3	1	4
Phantom stock awards and stock appreciation rights	(1)	3	2	6
Total	$6	$13	$15	$23
Income tax benefit (37 percent tax rate)	$3	$5	$6	$9

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 1,050,380 shares of long-term stock awards in the six-month period ended June 30, 2016.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2016	2015
Unvested stock award shares at January 1	5	6
Weighted average grant date fair value	$17	$18

Stock award shares granted	1	1
Weighted average grant date fair value	$26	$26

Stock award shares vested	2	2
Weighted average grant date fair value	$16	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$20	$19

Forfeitures upon spin off (A)	—	1
Weighted average grant date fair value	$—	$20

Modification upon spin off (B)	—	1

Unvested stock award shares at June 30	4	5
Weighted average grant date fair value	$20	$17

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

At June 30, 2016 and 2015, there was $55 million and $52 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both June 30, 2016 and 2015.

The total market value (at the vesting date) of stock award shares which vested during the six-month periods ended June 30, 2016 and 2015 was $38 million and $49 million, respectively.

Stock Options.  Stock options are granted to our key employees.  The exercise price equals the market price of our common stock at the grant date.  These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 474,500 of stock option shares in the six-month period ended June 30, 2016 with a grant date exercise price approximating $26 per share. In the six-month period ended June 30, 2016, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2016	2015
Option shares outstanding, January 1	12	18
Weighted average exercise price (A)	$17	$21

Option shares granted	—	—
Weighted average exercise price	$26	$26

Option shares exercised	2	2
Aggregate intrinsic value on date of exercise (B)	$31 million	$24 million
Weighted average exercise price	$21	$16

Option shares forfeited	—	3
Weighted average exercise price	$—	$29

Forfeitures upon spin off (C)	—	—
Weighted average exercise price	$—	$19

Modification upon spin off (A)	—	2

Option shares outstanding, June 30	10	15
Weighted average exercise price	$17	$18
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, June 30	10	15
Weighted average exercise price	$17	$18
Aggregate intrinsic value (B)	$137 million	$101 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), June 30	8	13
Weighted average exercise price	$16	$18
Aggregate intrinsic value (B)	$122 million	$89 million
Weighted average remaining option term (in years)	3	3

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

(B)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

(C)	In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Concluded)

At June 30, 2016 and 2015, there was $8 million and $7 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both June 30, 2016 and 2015.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2016	2015
Weighted average grant date fair value	$6.43	$9.67
Risk-free interest rate	1.41%	1.75%
Dividend yield	1.49%	1.32%
Volatility factor	29.00%	42.00%
Expected option life	6 years	6 years

J. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$—	$—	$1	$—
Interest cost	10	3	11	3
Expected return on plan assets	(9)	—	(12)	—
Amortization of net loss	3	—	5	—
Net periodic pension cost	$4	$3	$5	$3

	Six Months Ended June 30,
	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$2	$—
Interest cost	21	4	23	4
Expected return on plan assets	(19)	—	(23)	—
Amortization of net loss	7	1	9	1
Net periodic pension cost	$10	$5	$11	$5

In May 2016, we contributed $51 million to certain qualified defined-benefit pension plans, which was not included in our previous 2016 expected contributions. At June 30, 2016, we now expect to contribute a total of approximately $96 million to our qualified defined-benefit pension plans in 2016.

We froze all future benefit accruals under substantially all of our domestic qualified and foreign and domestic non-qualified defined benefit pension plans several years ago.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2016	2015	2016	2015
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$3	$5	$8	$10	Selling, general and administrative expenses
Tax (benefit)	—	(2)	(2)	(3)
Net of tax	$3	$3	$6	$7

Interest rate swaps	$1	$1	$1	$1	Interest expense
Tax (benefit)	—	—	—	—
Net of tax	$1	$1	$1	$1

Available-for-sale securities	$(1)	$—	$(1)	$—	Other, net
Tax expense	—	—	—	—
Net of tax	$(1)	$—	$(1)	$—

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Our operations by segment were (B):
Plumbing Products	$923	$846	$188	$138	$1,736	$1,642	$317	$249
Decorative Architectural Products	620	622	139	133	1,113	1,073	244	216
Cabinetry Products	261	269	34	15	497	518	58	11
Windows and Other Specialty Products	197	192	(2)	21	375	355	1	27
Total	$2,001	$1,929	$359	$307	$3,721	$3,588	$620	$503
Our operations by geographic area were:
North America	$1,598	$1,554	$299	$260	$2,948	$2,836	$514	$411
International, principally Europe	403	375	60	47	773	752	106	92
Total	$2,001	$1,929	359	307	$3,721	$3,588	620	503
General corporate expense, net			(24)	(28)			(51)	(59)
Operating profit			335	279			569	444
Other income (expense), net			(82)	(58)			(139)	(113)
Income from continuing operations before income taxes			$253	$221			$430	$331

(A)	Inter-segment sales were not material.

(B)
In the first quarter of 2016, we renamed our Cabinetry Products and Windows and Other Specialty Products segments. The name change did not impact the review of financial information by our corporate operating executive or the composition of the segments.

M. SEVERANCE COSTS

We recorded charges related to severance of $2 million and $4 million for the three-month and six-month periods ended June 30, 2016, respectively, and $1 million and $7 million for the three-month and six-month periods ended June 30, 2015, respectively. Such 2016 charges are reflected in the condensed consolidated statements of operations in cost of sales and selling, general and administrative expenses, while 2015 charges are principally reflected in selling, general and administrative expenses.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from cash and cash investments	$1	$1	$2	$1
Income from financial investments, net (Note E)	2	4	3	6
Foreign currency transaction gains (losses)	2	(4)	2	(5)
Other items, net	—	2	(3)	2
Total other, net	$5	$3	$4	$4

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator (basic and diluted):
Income from continuing operations	$150	$109	$259	$170
Less: Allocation to unvested restricted stock awards	2	1	3	2
Income from continuing operations attributable to common shareholders	148	108	256	168

Loss from discontinued operations, net	—	(4)	—	(1)
Less: Allocation to unvested restricted stock awards	—	—	—	—
Loss from discontinued operations attributable to common shareholders	—	(4)	—	(1)

Net income available to common shareholders	$148	$104	$256	$167

Denominator:
Basic common shares (based upon weighted average)	328	340	329	342
Add: Stock option dilution	3	4	4	4
Diluted common shares	331	344	333	346

For the three-month and six-month periods ended June 30, 2016 and 2015, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 380,000 and 1 million common shares for the three-month and six-month periods ended June 30, 2016, respectively, and 6 million and 9 million common shares for the three-month and six-month periods ended June 30, 2015, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

On September 30, 2014, we announced that our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. In the first six months of 2016, we repurchased and retired 6.0 million shares of our common stock (including 1.1 million shares to offset the dilutive impact of long-term stock awards granted in the first half of the year), for approximately $174 million, of which $168 million was paid in cash during the first six months of 2016. At June 30, 2016, we had 21.8 million shares remaining under the authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.095 ($0.095) and $0.190 ($0.190) for the three-month and six-month periods ended June 30, 2016, respectively, and $0.090 ($0.090) and $0.180 ($0.180) for the three-month and six-month periods ended June 30, 2015, respectively.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

Q. INCOME TAXES

Our effective tax rate was 36 percent and 34 percent for the three-month and six-month periods ended June 30, 2016, respectively.  Our rate for the six-month period ended June 30, 2016 included a $4 million state income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation.

Our effective tax rate was 46 percent and 43 percent for the three-month and six-month periods ended June 30, 2015, respectively, primarily due to an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015. The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, was unlikely to be able to realize the value of such deferred tax assets as a result of its history of losses.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2016 AND THE FIRST SIX MONTHS 2016 VERSUS SECOND QUARTER 2015 AND THE FIRST SIX MONTHS 2015

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Change
	2016	2015	2016 vs. 2015
Net Sales:
Plumbing Products	$923	$846	9%
Decorative Architectural Products	620	622	—%
Cabinetry Products	261	269	(3)%
Windows and Other Specialty Products	197	192	3%
Total	$2,001	$1,929	4%

North America	$1,598	$1,554	3%
International, principally Europe	403	375	7%
Total	$2,001	$1,929	4%

	Six Months Ended June 30,		Percent Change
	2016	2015	2016 vs. 2015
Net Sales:
Plumbing Products	$1,736	$1,642	6%
Decorative Architectural Products	1,113	1,073	4%
Cabinetry Products	497	518	(4)%
Windows and Other Specialty Products	375	355	6%
Total	$3,721	$3,588	4%

North America	$2,948	$2,836	4%
International, principally Europe	773	752	3%
Total	$3,721	$3,588	4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Profit (Loss) Margins: (A)
Plumbing Products	20.4%	16.3%	18.3%	15.2%
Decorative Architectural Products	22.4%	21.4%	21.9%	20.1%
Cabinetry Products	13.0%	5.6%	11.7%	2.1%
Windows and Other Specialty Products	(1.0)%	10.9%	0.3%	7.6%

North America	18.7%	16.7%	17.4%	14.5%
International, principally Europe	14.9%	12.5%	13.7%	12.2%
Total	17.9%	15.9%	16.7%	14.0%
Total operating profit margin, as reported	16.7%	14.5%	15.3%	12.4%
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
NET SALES

Net sales increased four percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. Excluding acquisitions and the unfavorable effect of currency translation, net sales increased four percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales, as reported	$2,001	$1,929	$3,721	$3,588
Acquisitions	(3)	—	(6)	—
Net sales, excluding acquisitions	1,998	1,929	3,715	3,588
Currency translation	6	—	26	—
Net sales, excluding acquisitions and the effect of currency translation	$2,004	$1,929	$3,741	$3,588

North American net sales increased three percent and four percent for the three-month and six-month periods ended June 30, 2016, respectively, from the comparable periods of 2015. Net sales were positively impacted by increased sales volume of plumbing products, paints and other coating products and builders’ hardware, which, in aggregate, increased North American sales by four percent for the three-month period ended June 30, 2016, from the comparable period of 2015, and five percent, in aggregate, when including windows for the six-month period ended June 30, 2016, from the comparable period of 2015. A favorable sales mix of cabinets and windows increased sales by one percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. An increase in net selling prices of windows, plumbing products and cabinets increased sales one percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. Such increases were partially offset by decreased sales volumes in cabinets and a decrease in net selling prices of paints and other coating products, which, in aggregate, decreased sales by three percent for the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015.
International net sales increased seven percent and three percent for the three-month and six-month periods ended June 30, 2016, respectively, from the comparable periods of 2015. In local currencies (including sales in currencies outside their respective functional currencies), net sales from International operations increased nine percent and six percent for the three-month and six-month periods ended June 30, 2016, respectively, from the comparable periods of 2015, primarily due to increased sales volume of International plumbing products, which increased sales by nine percent and five percent, respectively, from the comparable periods of 2015. A favorable product mix of cabinets and windows, coupled with net selling price increases of International plumbing products, increased sales by two percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. An acquisition also increased sales by one percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. Such increases were partially offset by unfavorable currency and lower sales volume of cabinets.

Net sales in the Plumbing Products segment increased for the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015, due to increased sales volume of both North American and International operations, which, on a combined basis, increased sales by eight percent and six percent for the three-month and six-month periods ended June 30, 2016, respectively, from the comparable periods of 2015. Net selling price increases of both North American and International operations also increased sales by one percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. Such increases were partially offset by unfavorable currency, which decreased net sales by one percent in both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015.

Net sales in the Decorative Architectural Products segment were relatively flat for the three-month period ended June 30, 2016, from the comparable period of 2015, due to lower selling prices and higher promotions of paints and other coating products, offset by increased sales volume of paints and other coating products and builders’ hardware. Net sales increased for the six-

month period ended June 30, 2016, from the comparable period of 2015, due to increased sales volume of paints and other coating products and builder’s hardware, partially offset by lower selling prices and higher promotions of paints and other coating products.

Net sales in the Cabinetry Products segment decreased for the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015, due to decreased sales volume of both North American and international cabinets, which, in aggregate, decreased sales by 10 percent for both the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. Such decrease was partially offset by a positive sales mix for North American and international cabinets and net selling price increases of North American cabinets, which on a combined basis increased sales seven percent and six percent in the three-month and six-month periods ended June 30, 2016, respectively.

Net sales in the Windows and Other Specialty Products segment increased for the three-month and six-month periods ended June 30, 2016, from the comparable periods of 2015. An increase in net selling prices of North American windows in the western U.S. and favorable product mix of both North American and international windows increased sales five percent and four percent for the three-month and six-month periods ended June 30, 2016, respectively. An international acquisition positively impacted net sales by one percent and two percent for the three-month and six-month periods ended June 30, 2016, respectively, from the comparable periods of 2015. Sales volume of North American windows decreased sales by two percent in the three-month period ended June 30, 2016, and increased sales by two percent in six-month period ended June 30, 2016, from the comparable periods of 2015. A stronger U.S. dollar decreased sales by two percent in both the three-month and six-month periods ended June 30, 2016, compared to the same periods of 2015.

OPERATING MARGINS

Our gross profit margins were 35.0 and 34.1 percent for the three-month and six-month periods ended June 30, 2016, respectively, compared with 33.0 percent and 31.5 percent for the comparable periods of 2015.

Gross profit margins for the three-month and six-month periods ended June 30, 2016 were positively affected by increased sales volume, a more favorable relationship between net selling prices and commodity costs, as well as the benefits associated with other cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, were 18.2 percent and 18.8 percent for the three-month and six-month periods ended June 30, 2016 compared to 18.6 percent and 19.2 percent for the comparable periods of 2015.

Operating profit for the three-month and six-month periods ended June 30, 2016 includes $7 million and $10 million, respectively, of costs and charges related to our business rationalizations and other initiatives, compared with $1 million and $7 million for the comparable periods of 2015.

Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2016 were positively impacted by increased sales volume, a more favorable relationship between net selling prices and commodity costs (including the favorable impact of the metal hedge contracts) and the benefits associated with business rationalization activities and other cost savings initiatives, partially offset by unfavorable product mix.

Operating margins in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2016 were positively affected by increased sales volume of paints and other coating products and builders' hardware, as well as the benefits associated with cost savings initiatives. These increases were partially offset by an unfavorable relationship between selling prices and commodity costs driven by higher promotional spend.

Operating margins in the Cabinetry Products segment for the three-month and six-month periods ended June 30, 2016 were positively affected by the benefits associated with business rationalization activities and other cost savings initiatives, a positive product mix and a more favorable relationship between net selling prices and commodity costs in our North America business. Such increases were partially offset by a decrease in sales volume due primarily to the strategic decision to exit certain low margin business in our direct-to-builder channel.

Operating margins in the Windows and Other Specialty Products segment for the three-month and six-month periods ended June 30, 2016 reflect an increase in warranty costs and certain other expenses, such as higher labor costs and ERP system implementation costs at our North American windows business. Such costs were partially offset by a more favorable relationship between net selling prices and commodity costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2016 was $87 million and $143 million, respectively, compared to $61 million and $117 million for the three-month and six-month periods ended June 30, 2015, respectively. Interest expense increased due primarily to the $40 million of additional interest expense recorded in April 2016 in connection with the early retirement of debt, partially offset by the interest savings due to the discharge of indebtedness.

Other, net, for the three-month and six-month periods ended June 30, 2016 included gains of $1 million on the redemption of auction rate securities, and gains of $1 million related to distributions from private equity funds. The six-month period ended June 30, 2016 also included $1 million of earnings from equity investments. Other, net for the three-month and six-month periods ended June 30, 2015 included gains of $2 million and $4 million, respectively, related to distributions from private equity funds and $2 million of earnings from equity investments.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and six-month periods ended June 30, 2016 was $150 million and $259 million, respectively, compared with $109 million and $170 million, respectively, for the comparable periods of 2015. Diluted earnings per common share for the three-month and six-month periods ended June 30, 2016 was $.45 and $.77, respectively, per common share, compared with $.31 and $.48, respectively, per common share for the comparable period of 2015.

Our effective tax rate was 36 percent and 34 percent for the three-month and six-month periods ended June 30, 2016, respectively. Our rate for the six-month period ended June 30, 2016 was lower than our normalized tax rate of 36 percent due primarily to a $4 million state income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation.

Our effective tax rate was 46 percent and 43 percent for the three-month and six-month periods ended June 30, 2015, respectively. These rates were higher than our normalized tax rate of 36 percent due primarily to an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015. The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, was unlikely to be able to realize the value of such deferred tax assets as a result of its history of losses.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.9 to 1 and 1.3 to 1 at June 30, 2016 and December 31, 2015, respectively. The increase in the current ratio was primarily due to the net debt reduction of $400 million.

For the six-month period ended June 30, 2016, net cash of $114 million was generated from operating activities.

For the six-month period ended June 30, 2016, net cash used by financing activities was $662 million, primarily due to the early retirement of all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017, $168 million for the repurchase and retirement of Company common stock (including 1.1 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2016), $63 million for the payment of cash dividends and $31 million for dividends paid to noncontrolling interests. This usage was partially offset by the issuance of $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026.

For the six-month period ended June 30, 2016, net cash provided by investing activities was $45 million, primarily due to $117 million net proceeds from the sale of short-term bank cash deposits, partially offset by $79 million used for capital expenditures.

Our cash, cash investments and short-term bank deposits were $1.1 billion and $1.7 billion at June 30, 2016 and December 31, 2015, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.1 billion and the $1.7 billion of cash, cash investments and short-term bank deposits held at June 30, 2016 and December 31, 2015, $574 million and $630 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 17, 2016, we issued $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026. We received proceeds of $896 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On April 15, 2016, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017. In connection with these early retirements, we incurred $40 million of debt extinguishment costs, which we recorded as interest expense.

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

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at June 30, 2016.

We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.

OUTLOOK FOR THE COMPANY

We continue to successfully execute against our long-term growth strategies by leveraging our brand portfolio, industry-leading positions, and Masco Operating System, our methodology to drive growth and productivity.

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

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

During the second quarter of 2016, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Milgard. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, this system implementation is significant in scale and complexity and has resulted in modification to certain Milgard internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/16-4/30/16	310,814	$31.20	310,814	24,268,720
5/1/16-5/31/16	1,300,000	$31.51	1,300,000	22,968,720
6/1/16-6/30/16	1,200,000	$30.97	1,200,000	21,768,720
Total for the quarter	2,810,814	$31.25	2,810,814	21,768,720

(A)	In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10a	–	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016)

10b	–	Masco Corporation Non-Employee Directors Equity Program under the 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016)

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President and Chief Financial Officer

July 26, 2016

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10a	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016)

Exhibit 10b	Masco Corporation Non-Employee Directors Equity Program under the 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016)

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File