Form 10-Q
period 2016-09-30
MASCO CORP /DE/
filed 2016-10-25
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2016
Common stock, par value $1.00 per share	328,307,161

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2016 and December 31, 2015
(In Millions, Except Share Data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash investments	$1,041	$1,468
Short-term bank deposits	182	248
Receivables	1,054	853
Prepaid expenses and other	87	72
Inventories:
Finished goods	422	358
Raw material	243	238
Work in process	93	91
	758	687
Total current assets	3,122	3,328
Property and equipment, net	1,049	1,027
Goodwill	841	839
Other intangible assets, net	155	160
Other assets	206	310
Total assets	$5,373	$5,664

LIABILITIES
Current liabilities:
Notes payable	$3	$1,004
Accounts payable	866	749
Accrued liabilities	642	650
Total current liabilities	1,511	2,403
Long-term debt	2,993	2,403
Other liabilities	766	800
Total liabilities	5,270	5,606

Commitments and contingencies (Note P)

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2016 – 324,500,000; 2015 – 330,500,000	325	330
Preferred shares authorized: 1,000,000; Issued and outstanding: 2016 and 2015 – None	—	—
Paid-in capital	—	—
Retained deficit	(253)	(300)
Accumulated other comprehensive loss	(170)	(165)
Total Masco Corporation’s shareholders’ deficit	(98)	(135)
Noncontrolling interest	201	193
Total equity	103	58
Total liabilities and equity	$5,373	$5,664

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,877	$1,839	$5,598	$5,427
Cost of sales	1,263	1,250	3,715	3,706
Gross profit	614	589	1,883	1,721
Selling, general and administrative expenses	345	331	1,045	1,019
Operating profit	269	258	838	702
Other income (expense), net:
Interest expense	(43)	(54)	(186)	(171)
Other, net	1	(6)	5	(2)
	(42)	(60)	(181)	(173)
Income from continuing operations before income taxes	227	198	657	529
Income tax expense	(81)	(77)	(229)	(219)
Income from continuing operations	146	121	428	310
Loss from discontinued operations, net	—	—	—	(1)
Net income	146	121	428	309
Less: Net income attributable to noncontrolling interest	12	10	35	29
Net income attributable to Masco Corporation	$134	$111	$393	$280

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.41	$.33	$1.18	$.81
Loss from discontinued operations, net	—	—	—	—
Net income	$.41	$.33	$1.18	$.81
Diluted:
Income from continuing operations	$.40	$.32	$1.17	$.81
Loss from discontinued operations, net	—	—	—	—
Net income	$.40	$.32	$1.17	$.80

Amounts attributable to Masco Corporation:
Income from continuing operations	$134	$111	$393	$281
Loss from discontinued operations, net	—	—	—	(1)
Net income	$134	$111	$393	$280

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$146	$121	$428	$309
Less: Net income attributable to noncontrolling interest	12	10	35	29
Net income attributable to Masco Corporation	$134	$111	$393	$280
Other comprehensive income (loss), net of tax (Note K):
Cumulative translation adjustment	$(1)	$(17)	$(10)	$(70)
Interest rate swaps	—	—	1	1
Pension and other post-retirement benefits	3	4	9	11
Realized gain on available-for-sale securities	—	—	(1)	—
Other comprehensive income (loss)	2	(13)	(1)	(58)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	2	(1)	4	(10)
Other comprehensive income (loss) attributable to Masco Corporation	$—	$(12)	$(5)	$(48)
Total comprehensive income	$148	$108	$427	$251
Less: Total comprehensive income attributable to the noncontrolling interest	14	9	39	19
Total comprehensive income attributable to Masco Corporation	$134	$99	$388	$232

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2016 and 2015
(In Millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$569	$581
Increase in receivables	(245)	(245)
Increase in inventories	(73)	(41)
Increase in accounts payable and accrued liabilities, net	131	127
Net cash from operating activities	382	422

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,300)	(500)
Purchase of Company common stock	(242)	(407)
Cash dividends paid	(95)	(94)
Dividend payment to noncontrolling interest	(31)	(36)
Cash distributed to TopBuild Corp.	—	(63)
Issuance of TopBuild Corp. debt	—	200
Issuance of notes, net of issuance costs	889	497
Issuance of Company common stock	1	2
Excess tax benefit from stock-based compensation	21	32
Decrease in debt, net	(2)	(1)
Credit Agreement and other financing costs	—	(3)
Net cash for financing activities	(759)	(373)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(117)	(112)
Acquisition of companies, net of cash acquired	—	(41)
Proceeds from disposition of:
Short-term bank deposits	223	251
Other financial investments	14	7
Property and equipment	—	13
Purchases of:
Short-term bank deposits	(151)	(225)
Other, net	(9)	(37)
Net cash for investing activities	(40)	(144)

Effect of exchange rate changes on cash and cash investments	(10)	(9)

CASH AND CASH INVESTMENTS:
Decrease for the period	(427)	(104)
At January 1	1,468	1,383
At September 30	$1,041	$1,279

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2016 and 2015
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive income (loss)	251			280	(48)	19
Shares issued	(9)	3	(12)
Shares retired:
Repurchased	(407)	(15)	(29)	(363)
Surrendered (non-cash)	(18)	(1)		(17)
Cash dividends declared	(94)			(94)
Dividend payment to noncontrolling interest	(36)					(36)
Separation of TopBuild Corp.	(828)			(828)
Stock-based compensation	41		41
Balance, September 30, 2015	$28	$332	$—	$(332)	$(159)	$187

Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income (loss)	427			393	(5)	39
Shares issued	(24)	3	(27)
Shares retired:
Repurchased	(252)	(8)	(8)	(236)
Surrendered (non-cash)	(14)			(14)
Cash dividends declared	(96)			(96)
Dividend payment to noncontrolling interest	(31)					(31)
Stock-based compensation	35		35
Balance, September 30, 2016	$103	$325	$—	$(253)	$(170)	$201

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at September 30, 2016, and our results of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2016 and 2015, and cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2016 and 2015.  The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements.

Reclassification. Certain prior year amounts have been reclassified to conform to the 2016 presentation in the condensed consolidated financial statements.

Revision of Previously Issued Financial Statements. We have revised the previously reported balances on our condensed consolidated balance sheet as of December 31, 2015 to correct the classification for warranty claims not expected to be settled within the next year. Accrued liabilities decreased and Other liabilities increased from the amounts previously reported by $102 million. This revision had no effect on our condensed consolidated statements of operations or condensed consolidated statements of cash flows. This revision is not considered material to our prior period financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015‑03 (“ASU 2015‑03”) “Interest - Imputation of Interest (Subtopic 835‑30) - Simplifying the Presentation of Debt Issuance Costs,” that requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU 2015-15 to clarify that debt issuance costs related to line‑of‑credit arrangements may remain classified as an asset. We retrospectively adopted both ASU 2015‑03 and ASU 2015‑15 on January 1, 2016. As a result of the retrospective adoption of the standards, we reclassified $15 million of debt issuance costs from Other assets to Long-term debt, and $1 million of debt issuance costs from Other assets to Notes payable, as of December 31, 2015.
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

In February 2016, the FASB issued a new standard for leases, Accounting Standards Codification 842 (“ASC 842”), which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. ASU 2016-09 is effective for us for annual periods beginning January 1, 2017. We anticipate the impact of the adoption of this ASU to be limited to the reclassification of certain items within our statement of cash flows, which we intend to adopt retrospectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Concluded)

In August 2016, the FASB issued Accounting Standards Update 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice as to how certain transactions are classified in the statement of cash flows. ASC 2016-15 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our statement of cash flows.

B. DISCONTINUED OPERATIONS

The presentation of discontinued operations includes a component or group of components that we have or intend to dispose of, and represents a strategic shift that has (or will have) a major effect on our operations and financial results.  For spin off transactions, discontinued operations treatment is appropriate following the completion of the spin off.

On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild Corp. (“TopBuild”) through a tax-free distribution of the stock of TopBuild to our stockholders.  We initiated the spin off as TopBuild was no longer considered core to our long-term growth strategy in branded building products. We completed the spin off on June 30, 2015 at which time we accounted for it as a discontinued operation. Losses from this discontinued operation were included in loss from discontinued operations, net, in the condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015.

The major classes of line items constituting loss from discontinued operations, net, were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$—	$—	$—	$762
Cost of sales	—	—	—	603
Gross profit	—	—	—	159
Selling, general and administrative expenses	—	—	—	148
Income from discontinued operations	$—	$—	$—	$11
Loss on disposal of discontinued operations, net	—	(1)	—	(1)
(Loss) income before income tax	—	(1)	—	10
Income tax benefit (expense) (A)	—	1	—	(11)
Loss from discontinued operations, net	$—	$—	$—	$(1)

(A) The unusual relationship between income tax expense and income before income tax for the nine-month period ended September 30, 2015 resulted primarily from certain non-deductible transaction costs related to the spin off of TopBuild.

Other selected financial information for TopBuild during the period owned by us was as follows, in millions:

	Nine Months Ended September 30,
	2016	2015
Depreciation and amortization	$—	$6
Capital expenditures	$—	$7

In conjunction with the spin off, we entered into a Transition Services Agreement with TopBuild under which we provide administrative services to TopBuild subsequent to the separation.  The fees for services rendered under the Transition Services Agreement are not material to our results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016, by segment, were as follows, in millions:

	Gross Goodwill At September 30, 2016	Accumulated Impairment Losses	Net Goodwill At September 30, 2016
Plumbing Products	$528	$(340)	$188
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	987	(734)	253
Total	$2,049	$(1,208)	$841

	Gross Goodwill At December 31, 2015	Accumulated Impairment Losses	Net Goodwill At December 31, 2015	Other(A)	Net Goodwill At September 30, 2016
Plumbing Products	$525	$(340)	$185	$3	$188
Decorative Architectural Products	294	(75)	219	—	219
Cabinetry Products	240	(59)	181	—	181
Windows and Other Specialty Products	988	(734)	254	(1)	253
Total	$2,047	$(1,208)	$839	$2	$841

(A)    Other principally includes the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $136 million and $137 million at September 30, 2016 and December 31, 2015, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $19 million (net of accumulated amortization of $17 million) and $23 million (net of accumulated amortization of $49 million) at September 30, 2016 and December 31, 2015, respectively, and principally included customer relationships.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $100 million for both of the nine-month periods ended September 30, 2016 and 2015.

E. FAIR VALUE OF FINANCIAL INVESTMENTS

We have maintained investments in available-for-sale securities, equity method investments and a number of private equity funds, principally as part of our tax planning strategies, as any gains enhance the utilization of any current and future tax capital losses. Financial investments were as follows, in millions:

	September 30, 2016	December 31, 2015
Prepaid expenses and other:
Auction rate securities	$12	$—

Other assets:
Auction rate securities	—	22
Equity method investments	14	13
Private equity funds	7	10
Other investments	3	3
Total	$36	$48

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

In the second quarter of 2016, $10 million of our auction rate securities were called by our counterparty and redeemed at a value that approximated our recorded basis. Our investments in auction rate securities had a recorded basis of $12 million and $22 million at September 30, 2016 and December 31, 2015, respectively, which included cost basis of $10 million and $19 million and pre-tax unrealized gains of $2 million and $3 million at each respective date.

Non-Recurring Fair Value Measurements.  During the nine-month periods ended September 30, 2016 and 2015, we did not measure any financial investments at fair value on a non-recurring basis, as there was no other-than-temporary decline in the estimated value of these investments.

We did not have any transfers between Level 1 and Level 2 financial assets in the nine-month periods ended September 30, 2016 or 2015.

Realized Gains (Losses).  Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains from auction rate securities	$—	$—	$1	$—
Realized gains from private equity funds	1	1	2	5
Equity investment income, net	—	—	1	2
Total income from financial investments, net	$1	$1	$4	$7

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities.  The aggregate estimated market value of short-term and long-term debt at September 30, 2016 was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion.  The aggregate estimated market value of short-term and long-term debt at December 31, 2015 was approximately $3.6 billion, compared with the aggregate carrying value of $3.4 billion.

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

The pre-tax gains (losses) included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency contracts:
Exchange contracts	$—	$—	$—	$3
Forward contracts	—	1	—	(3)
Metals contracts	1	(9)	5	(14)
Interest rate swaps	—	—	(1)	(1)
Total gain (loss)	$1	$(8)	$4	$(15)

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements, in the condensed consolidated balance sheets.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At September 30, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$7
Accrued liabilities		$—
Forward contracts	28
Accrued liabilities		(1)
Other liabilities		(1)
Metals contracts	13
Accrued liabilities		—

	At December 31, 2015
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$39
Receivables		$1
Forward contracts	30
Accrued liabilities		(2)
Other liabilities		(1)
Metals contracts	50
Accrued liabilities		(10)

The fair value of all foreign currency and metals derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
Balance at January 1	$152	$135
Accruals for warranties issued during the period	48	56
Accruals related to pre-existing warranties	36	15
Settlements made (in cash or kind) during the period	(43)	(50)
Other, net (including currency translation)	(1)	(4)
Balance at end of period	$192	$152

During 2016, a business in the Windows and Other Specialty Products segment recorded a $31 million increase as a change in estimate of expected future warranty claims resulting from recent warranty claim trends, including, among other items, the nature and type of claim and estimate of costs to service claims.

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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European Euro and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At September 30, 2016, we had no outstanding standby letters of credit under the Amended Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. DEBT (Concluded)

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and had no borrowing under the Amended Credit Agreement at September 30, 2016.

I. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the “2014 Plan”) provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At September 30, 2016, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.  Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Long-term stock awards	$5	$6	$17	$19
Stock options	1	1	2	5
Phantom stock awards and stock appreciation rights	4	—	6	6
Total	$10	$7	$25	$30
Income tax benefit (37 percent tax rate)	$4	$3	$9	$11

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution provided we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 1,050,380 shares of long-term stock awards in the nine-month period ended September 30, 2016.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2016	2015
Unvested stock award shares at January 1	5	6
Weighted average grant date fair value	$17	$18

Stock award shares granted	1	1
Weighted average grant date fair value	$26	$26

Stock award shares vested	2	2
Weighted average grant date fair value	$16	$17

Stock award shares forfeited	—	—
Weighted average grant date fair value	$20	$18

Forfeitures upon spin off (A)	—	1
Weighted average grant date fair value	$—	$20

Modification upon spin off (B)	—	1

Unvested stock award shares at September 30	4	5
Weighted average grant date fair value	$20	$17

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

At September 30, 2016 and 2015, there was $49 million and $47 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both September 30, 2016 and 2015.

The total market value (at the vesting date) of stock award shares which vested during the nine-month periods ended September 30, 2016 and 2015 was $43 million and $54 million, respectively.

Stock Options.  Stock options are granted to our key employees.  The exercise price equals the market price of our common stock at the grant date.  These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 474,500 of stock option shares in the nine-month period ended September 30, 2016 with a grant date exercise price approximating $26 per share. In the nine-month period ended September 30, 2016, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2016	2015
Option shares outstanding, January 1	12	18
Weighted average exercise price (A)	$17	$21

Option shares granted	—	—
Weighted average exercise price	$26	$26

Option shares exercised	5	3
Aggregate intrinsic value on date of exercise (B)	$64 million	$32 million
Weighted average exercise price	$21	$17

Option shares forfeited	—	3
Weighted average exercise price	$—	$29

Forfeitures upon spin off (C)	—	—
Weighted average exercise price	$—	$19

Modification upon spin off (A)	—	2

Option shares outstanding, September 30	7	14
Weighted average exercise price	$15	$17
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, September 30	7	14
Weighted average exercise price	$15	$17
Aggregate intrinsic value (B)	$137 million	$111 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), September 30	6	12
Weighted average exercise price	$13	$18
Aggregate intrinsic value (B)	$117 million	$96 million
Weighted average remaining option term (in years)	3	3

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Concluded)

At September 30, 2016 and 2015, there was $7 million and $6 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at September 30, 2016 and two years at September 30, 2015.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2016	2015
Weighted average grant date fair value	$6.43	$9.67
Risk-free interest rate	1.41%	1.75%
Dividend yield	1.49%	1.32%
Volatility factor	29.00%	42.00%
Expected option life	6 years	6 years

J. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$—	$—
Interest cost	13	1	13	1
Expected return on plan assets	(15)	—	(12)	—
Amortization of net loss	5	1	5	1
Net periodic pension cost	$4	$2	$6	$2

	Nine Months Ended September 30,
	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—
Interest cost	34	5	36	5
Expected return on plan assets	(34)	—	(35)	—
Amortization of net loss	12	2	14	2
Net periodic pension cost	$14	$7	$17	$7

In the second quarter of 2016, we contributed $51 million to certain qualified defined-benefit pension plans, which was not included in our previous 2016 expected contributions. At September 30, 2016, we now expect to contribute a total of approximately $96 million to our qualified defined-benefit pension plans in 2016.

We froze all future benefit accruals under substantially all of our domestic qualified and foreign and domestic non-qualified defined benefit pension plans several years ago.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2016	2015	2016	2015
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$6	$6	$14	$16	Selling, general and administrative expenses
Tax (benefit)	(3)	(2)	(5)	(5)
Net of tax	$3	$4	$9	$11

Interest rate swaps	$—	$—	$1	$1	Interest expense
Tax (benefit)	—	—	—	—
Net of tax	$—	$—	$1	$1

Available-for-sale securities	$—	$—	$(1)	$—	Other, net
Tax expense	—	—	—	—
Net of tax	$—	$—	$(1)	$—

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Operations by segment (B):
Plumbing Products	$899	$853	$174	$137	$2,635	$2,495	$491	$386
Decorative Architectural Products	536	527	111	102	1,649	1,600	355	318
Cabinetry Products	239	253	19	21	736	771	77	32
Windows and Other Specialty Products	203	206	(10)	23	578	561	(9)	50
Total	$1,877	$1,839	$294	$283	$5,598	$5,427	$914	$786
Operations by geographic area:
North America	$1,497	$1,462	$235	$234	$4,445	$4,298	$749	$645
International, principally Europe	380	377	59	49	1,153	1,129	165	141
Total	$1,877	$1,839	294	283	$5,598	$5,427	914	786
General corporate expense, net			(25)	(25)			(76)	(84)
Operating profit			269	258			838	702
Other income (expense), net			(42)	(60)			(181)	(173)
Income from continuing operations before income taxes			$227	$198			$657	$529

(A)	Inter-segment sales were not material.

(B)
In the first quarter of 2016, we renamed our Cabinetry Products and Windows and Other Specialty Products segments. The name change did not impact the review of financial information by our corporate operating executive or the composition of the segments.

M. SEVERANCE COSTS

We recorded charges related to severance of $1 million and $5 million for the three-month and nine-month periods ended September 30, 2016, respectively, and $1 million and $8 million for the three-month and nine-month periods ended September 30, 2015, respectively. Such 2016 charges are reflected in the condensed consolidated statements of operations in selling, general and administrative expenses and cost of sales while 2015 charges are principally reflected in selling, general and administrative expenses.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from cash and cash investments	$1	$1	$3	$2
Income from financial investments, net (Note E)	1	1	4	7
Foreign currency transaction losses	(3)	(8)	(1)	(13)
Other items, net	2	—	(1)	2
Total other, net	$1	$(6)	$5	$(2)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (basic and diluted):
Income from continuing operations	$134	$111	$393	$281
Less: Allocation to unvested restricted stock awards	2	2	5	4
Income from continuing operations attributable to common shareholders	132	109	388	277

Loss from discontinued operations, net	—	—	—	(1)
Less: Allocation to unvested restricted stock awards	—	—	—	—
Loss from discontinued operations attributable to common shareholders	—	—	—	(1)

Net income available to common shareholders	$132	$109	$388	$276

Denominator:
Basic common shares (based upon weighted average)	326	335	328	340
Add: Stock option dilution	3	3	4	4
Diluted common shares	329	338	332	344

For the three-month and nine-month periods ended September 30, 2016 and 2015, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 609,000 common shares for the nine-month period ended September 30, 2016 and 4 million and 6 million common shares for the three-month and nine-month periods ended September 30, 2015, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

On September 30, 2014, we announced that our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. In the first nine months of 2016, we repurchased and retired 8.3 million shares of our common stock (including 1.1 million shares to offset the dilutive impact of long-term stock awards granted in the first half of the year), for approximately $252 million of which $242 million was paid in cash during the first nine months of 2016. At September 30, 2016, we had 19.4 million shares remaining under the authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.095 ($0.100) and $0.285 ($0.290) for the three-month and nine-month periods ended September 30, 2016, respectively, and $0.090 ($0.095) and $0.270 ($0.275) for the three-month and nine-month periods ended September 30, 2015, respectively.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

Q. INCOME TAXES

Our effective tax rate was 36 percent and 35 percent for the three-month and nine-month periods ended September 30, 2016, respectively, and 39 percent and 41 percent for the three-month and nine-month periods ended September 30, 2015, respectively.  The decrease in the 2016 rates results primarily from the tax benefit of the domestic production deduction which allows a deduction for certain qualified production activities within the U.S. This deduction was not available in 2015 due to the utilization of our U.S. Federal loss carryforward. Additionally, the decrease in the nine-month rate is impacted by an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015. The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, was unlikely to be able to realize the value of such deferred tax assets as a result of its history of losses.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2016 AND THE FIRST NINE MONTHS 2016 VERSUS THIRD QUARTER 2015 AND THE FIRST NINE MONTHS 2015

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended September 30,		Percent Change
	2016	2015	2016 vs. 2015
Net Sales:
Plumbing Products	$899	$853	5%
Decorative Architectural Products	536	527	2%
Cabinetry Products	239	253	(6)%
Windows and Other Specialty Products	203	206	(1)%
Total	$1,877	$1,839	2%

North America	$1,497	$1,462	2%
International, principally Europe	380	377	1%
Total	$1,877	$1,839	2%

	Nine Months Ended September 30,		Percent Change
	2016	2015	2016 vs. 2015
Net Sales:
Plumbing Products	$2,635	$2,495	6%
Decorative Architectural Products	1,649	1,600	3%
Cabinetry Products	736	771	(5)%
Windows and Other Specialty Products	578	561	3%
Total	$5,598	$5,427	3%

North America	$4,445	$4,298	3%
International, principally Europe	1,153	1,129	2%
Total	$5,598	$5,427	3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Profit (Loss) Margins: (A)
Plumbing Products	19.4%	16.1%	18.6%	15.5%
Decorative Architectural Products	20.7%	19.4%	21.5%	19.9%
Cabinetry Products	7.9%	8.3%	10.5%	4.2%
Windows and Other Specialty Products	(4.9)%	11.2%	(1.6)%	8.9%

North America	15.7%	16.0%	16.9%	15.0%
International, principally Europe	15.5%	13.0%	14.3%	12.5%
Total	15.7%	15.4%	16.3%	14.5%
Total operating profit margin, as reported	14.3%	14.0%	15.0%	12.9%

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
NET SALES

Net sales increased two percent and three percent for the three-month and nine-month periods ended September 30, 2016, respectively, from the comparable periods of 2015. Excluding acquisitions and the unfavorable effect of currency translation, net sales increased three percent and four percent for the three-month and nine-month periods ended September 30, 2016, respectively, from the comparable periods of 2015. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales, as reported	$1,877	$1,839	$5,598	$5,427
Acquisitions	—	—	(6)	—
Net sales, excluding acquisitions	1,877	1,839	5,592	5,427
Currency translation	17	—	42	—
Net sales, excluding acquisitions and the effect of currency translation	$1,894	$1,839	$5,634	$5,427

North American net sales increased two percent and three percent for the three-month and nine-month periods ended September 30, 2016, respectively, from the comparable periods of 2015. Net sales were positively impacted by increased sales volume of plumbing products, paints and other coating products and builders’ hardware, which, in aggregate, increased North American sales by three percent and four percent for the three-month and nine-month periods ended September 30, 2016, respectively, from the comparable periods of 2015. A favorable sales mix of cabinets and windows increased sales by one percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015. An increase in net selling prices of windows, cabinets and plumbing products increased sales one percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015. Such increases were partially offset by decreased sales volumes in cabinets and windows (three-month period only) and a decrease in net selling prices of paints and other coating products, which, in aggregate, decreased sales by three percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015.
International net sales increased one percent and two percent for the three-month and nine-month periods ended September 30, 2016, respectively, from the comparable periods of 2015. In local currencies (including sales in currencies outside their respective functional currencies), net sales from International operations increased six percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015, primarily due to increased sales volume of international plumbing products, which increased sales by five percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015. A favorable product mix of cabinets and windows, coupled with net selling price increases of international plumbing products, increased sales by one percent and two percent for the three-month and nine-month periods ended September 30, 2016, respectively, from the comparable periods of 2015. An acquisition also increased sales by one percent for the nine-month period ended September 30, 2016, from the comparable periods of 2015. Such increases were partially offset by unfavorable currency and lower sales volume of cabinets.

Net sales in the Plumbing Products segment increased for the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015, due to increased sales volume of both North American and International operations, which, on a combined basis, increased sales by six percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015. Net selling price increases of both North American and International operations also increased sales by one percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015. Such increases were partially offset by unfavorable currency, which decreased net sales by one percent in both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015.

Net sales in the Decorative Architectural Products segment increased for the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015, due to increased sales volumes of paints and other coating products and increased net selling prices of builder’s hardware. An increase in sales volume of builder’s hardware also increased net sales for the nine-month period. These increases were partially offset by lower net selling prices of paints and other coating products.

Net sales in the Cabinetry Products segment decreased for the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015, due to decreased sales volume of both North American and international cabinets, which, in aggregate, decreased sales by 11 percent for both the three-month and nine-month periods ended September 30, 2016, and a stronger U.S. dollar which decreased sales by one percent for both the three-month and nine-month periods ended September 30, 2016, compared to the same periods of 2015. Such decreases were partially offset by a positive sales mix for North American and international cabinets and net selling price increases for North American cabinets, which on a combined basis increased sales six percent for both the three-month and nine-month periods ended September 30, 2016, from the comparable periods of 2015.

Net sales in the Windows and Other Specialty Products segment decreased for the three-month period ended September 30, 2016 from the comparable period of 2015, due to a stronger U.S. dollar, which decreased sales by four percent, and decreased sales volume of North American windows, which decreased sales by three percent, from the comparable period of 2015. Such decreases were partially offset by a favorable sales mix of North American and international windows and net selling prices of North American windows, which, in aggregate, increased sales five percent for the three-month period ended September 30, 2016, from the comparable period of 2015. Net sales for the nine-month period ended September 30, 2016 increased from the comparable period of 2015, due to favorable net selling prices of North American windows, increased sales mix of North American and international windows, and an international acquisition, which, in aggregate, increased sales five percent, from the comparable period of 2015. A stronger U.S. dollar decreased sales by two percent for the nine-month period ended September 30, 2016, from the comparable period of 2015.

OPERATING MARGINS

Our gross profit margins were 32.7 and 33.6 percent for the three-month and nine-month periods ended September 30, 2016, respectively, compared with 32.0 percent and 31.7 percent for the comparable periods of 2015.

Gross profit margins for the three-month and nine-month periods ended September 30, 2016 were positively affected by increased sales volume, a more favorable relationship between net selling prices and commodity costs, as well as the benefits associated with other cost savings initiatives, partially offset by an increase in warranty costs resulting from a change in expected future warranty claim costs.

Selling, general and administrative expenses, as a percentage of sales, were 18.4 percent and 18.7 percent for the three-month and nine-month periods ended September 30, 2016, respectively, compared to 18.0 percent and 18.8 percent for the comparable periods of 2015.

Operating profit for the three-month and nine-month periods ended September 30, 2016 includes $6 million and $16 million, respectively, of costs and charges related to our business rationalizations and other initiatives, compared with $2 million and $9 million for the comparable periods of 2015.

Operating margins in the Plumbing Products segment for the three-month and nine-month periods ended September 30, 2016 were positively impacted by increased sales volume and a more favorable relationship between net selling prices and commodity costs (including the favorable impact of the metal hedge contracts) and the benefits associated with business rationalization activities and other cost savings initiatives, partially offset by increases in certain variable expenses, such as selling and marketing costs and compensation expense, and an unfavorable product mix (nine-month period only).

Operating margins in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2016 were positively affected by increased sales volume of paints and other coating products, a more favorable relationship between selling prices and commodity costs of builder’s hardware, as well as the benefits associated with cost savings initiatives, and, for the nine-month period, increased sales volume of builder's hardware. These increases were partially offset by an unfavorable relationship between selling prices and commodity costs of paints and other coating products.

Operating margin in the Cabinetry Products segment for the three-month period ended September 30, 2016 was negatively affected by a decrease in sales volume for North American cabinets due primarily to the strategic decision to exit certain low margin business in our direct-to-builder channel as well as an increase in certain variable expenses such as costs supporting new product launches. This decrease was partially offset by the benefits associated with business rationalization and cost savings initiatives, a positive product mix and a more favorable relationship between net selling prices and commodity costs in our North America business. Operating margin for the nine-month period ended September 30, 2016 was positively impacted by the benefits associated with business rationalization and other cost savings initiatives, a positive product mix and a more favorable relationship between net selling prices and commodity costs in our North American business. This increase was partially offset by a decrease in sales volume for both North American and international cabinets.

Operating margins in the Windows and Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2016 reflect an increase in warranty costs and certain other expenses, such as higher labor costs and ERP system implementation costs at our North American windows business. Such costs were partially offset by a more favorable relationship between net selling prices and commodity costs and the benefits associated with cost savings initiatives.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2016 was $43 million and $186 million, respectively, compared to $54 million and $171 million for the three-month and nine-month periods ended September 30, 2015, respectively. Interest expense decreased for the three-month period ended September 30, 2016 due to the issuance of notes at more favorable interest rates and the subsequent early retirement of debt. Interest expense increased for the nine-month period ended September 30, 2016 due primarily to the $40 million of additional interest expense recorded in April 2016 in connection with the early retirement of debt, partially offset by the interest savings due to the discharge of indebtedness.

Other, net, for the three-month and nine-month periods ended September 30, 2016 included gains of $1 million and $2 million, respectively, related to distributions from private equity funds. The nine-month period ended September 30, 2016 also included $1 million of earnings from equity investments and gains of $1 million on the redemption of auction rate securities. Other, net for the three-month and nine-month periods ended September 30, 2015 included gains of $1 million and $5 million, respectively, related to distributions from private equity funds and $2 million of earnings from equity investments for the nine-month period ended September 30, 2015.

INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and nine-month periods ended September 30, 2016 was $134 million and $393 million, respectively, compared with $111 million and $281 million, respectively, for the comparable periods of 2015. Diluted earnings per common share for the three-month and nine-month periods ended September 30, 2016 was $.40 and $1.17, respectively, per common share, compared with $.32 and $.81, respectively, per common share for the comparable periods of 2015.

Our effective tax rate was 36 percent and 35 percent for the three-month and nine-month periods ended September 30, 2016, respectively, and 39 percent and 41 percent for the three-month and nine-month periods ended September 30, 2015, respectively.  The decrease in the 2016 rates results primarily from the tax benefit of the domestic production deduction which allows a deduction for certain qualified production activities within the U.S. This deduction was not available in 2015 due to the utilization of our U.S. Federal loss carryforward. Additionally, the decrease in the nine-month rate is impacted by an $18 million valuation allowance against the deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense in the second quarter of 2015. The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, was unlikely to be able to realize the value of such deferred tax assets as a result of its history of losses.

OTHER FINANCIAL INFORMATION

Our current ratio was 2.1 to 1 and 1.4 to 1 at September 30, 2016 and December 31, 2015, respectively. The increase in the current ratio was primarily due to the net debt reduction of $400 million.

For the nine-month period ended September 30, 2016, net cash of $382 million was generated from operating activities.

For the nine-month period ended September 30, 2016, net cash used by financing activities was $759 million, primarily due to the early retirement of all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017, $242 million for the repurchase and retirement of Company common stock (including 1.1 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2016), $95 million for the payment of cash dividends and $31 million for dividends paid to noncontrolling interests. This usage was partially offset by the issuance of $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026.

In the third quarter of 2016, our Board of Directors announced an increase to our annual dividend by $0.02 per common share, to $0.40 per common share, beginning in the fourth quarter of 2016.

For the nine-month period ended September 30, 2016, net cash used by investing activities was $40 million, and included $117 million for capital expenditures, partially offset by $72 million net proceeds from the sale of short-term bank cash deposits.

Our cash, cash investments and short-term bank deposits were $1.2 billion and $1.7 billion at September 30, 2016 and December 31, 2015, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.2 billion and the $1.7 billion of cash, cash investments and short-term bank deposits held at September 30, 2016 and December 31, 2015, $629 million and $630 million, respectively, is held in foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at September 30, 2016.

We believe that our present cash balance, cash flows from operations and, to the extent necessary, bank borrowings and future financial market activities, are sufficient to fund our working capital and other investment needs.

OUTLOOK FOR THE COMPANY

We continue to successfully execute against our long-term growth strategies by leveraging our brand portfolio, industry-leading positions, and Masco Operating System, our methodology to drive growth and productivity. We believe we will continue to see strong demand for our market-leading products, as the fundamentals for long-term demand in both repair and remodel and new home construction continue to be positive. We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

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

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

During the third quarter of 2016, the Company continued a phased deployment of a new Enterprise Resource Planning (“ERP”) system at Milgard. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, this system implementation is significant in scale and complexity and has resulted in modification to certain Milgard internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three months ended September 30, 2016:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/16-7/31/16	226,324	$30.99	226,324	21,542,396
8/1/16-8/31/16	50,000	$35.37	50,000	21,492,396
9/1/16-9/30/16	2,050,000	$33.91	2,050,000	19,442,396
Total for the quarter	2,326,324	$33.65	2,326,324	19,442,396

(A)	In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President and Chief Financial Officer

October 25, 2016

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