Form 10-K
period 2016-12-31
MASCO CORP /DE/
filed 2017-02-09
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016                 Commission File Number 1-5794
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2016 (based on the closing sale price of $30.94 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $10,158,793,000.

Number of shares outstanding of the Registrant's Common Stock at January 31, 2017:
320,320,300 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2016 Annual Report on Form 10-K

PART I

Item 1.	Business.
Masco Corporation is a global leader in the design, manufacture and distribution of branded home improvement and building products. Our portfolio of industry-leading brands includes BEHR® paint; DELTA® and HANSGROHE® faucets, bath and shower fixtures; KRAFTMAID® and MERILLAT® cabinets; MILGARD® windows and doors; and HOT SPRING® spas. We leverage our powerful brands across product categories, sales channels and geographies to create value for our customers and shareholders.
We believe that our solid results of operations and financial position for 2016 resulted from our continued focus on our three strategic pillars: driving the full potential of our core businesses, leveraging opportunities across our businesses, and actively managing our portfolio.

To drive the full potential of our core businesses during 2016, we continued to pursue sales growth opportunities by introducing new products, enhancing services and penetrating adjacent markets. In addition, we continued to reduce costs and capitalize on synergies across our businesses with standardized operating tools, cost saving initiatives and the implementation of lean principles and process improvements in many areas, including production and functional support processes. As a result, we achieved both top and bottom line growth.

We also continued to leverage the collective strength of our enterprise, the second pillar of our strategy. We provided new assignments to selected leaders across our business units to further develop talent and facilitate operational improvements. We continued to realize supply chain efficiencies through strategic sourcing and to share best practices across all of our functional departments to enhance productivity. We believe this contributed to our results of operations improving as compared to the prior year.

We also continued to actively manage our portfolio, the third pillar of our strategy, and remain committed to making selective acquisitions in attractive end markets. In addition, during 2016 we repurchased nearly 15 million shares of our common stock and increased our quarterly dividend by approximately 5 percent, which further enhanced value for our shareholders.

We believe that the actions we have taken over the last few years have positioned our company for further enhancement of shareholder value with strong and consistent growth.  We will continue to actively manage our portfolio, identify growth opportunities in key industries and produce new products that differentiate us in the marketplace by combining design and innovation. By focusing on our disciplined execution of our strategy, we believe that our positive momentum will continue.

Our Business Segments
We report our financial results in four business segments aggregated by similarity in products. The following table sets forth the contribution of our segments to net sales and operating profit (loss) for the three years ended December 31, 2016. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three years ended December 31, 2016, is set forth in Note P to the consolidated financial statements included in Item 8 of this Report.

	(In Millions)
	Net Sales (1)
	2016	2015	2014
Plumbing Products	$3,526	$3,341	$3,308
Decorative Architectural Products	2,092	2,020	1,998
Cabinetry Products	970	1,025	999
Windows and Other Specialty Products	769	756	701
Total	$7,357	$7,142	$7,006

	(In Millions)
	Operating Profit (Loss) (1)(2)(3)
	2016	2015	2014
Plumbing Products	$642	$512	$512
Decorative Architectural Products	430	403	360
Cabinetry Products	93	51	(62)
Windows and Other Specialty Products	(3)	57	47
Total	$1,162	$1,023	$857
____________________________________

(1)	Amounts exclude discontinued operations.

(2)	Operating profit (loss) is before general corporate expense, net.

(3)	Operating profit (loss) is before income of $9 million regarding the 2014 litigation settlement in the Decorative Architectural Products segment.
All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for repair and remodel activity and new home construction.
Plumbing Products
The businesses in our Plumbing Products segment sell a wide variety of products that are manufactured or sourced by us.

•
The majority of our faucet, bathing and showering products are sold in North America and Europe under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom. These plumbing products include faucets, showerheads, handheld showers, valves, bathing units, shower enclosures and toilets and are sold to home center retailers and to wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers.

•
Our acrylic tubs, bath and shower enclosure units and shower trays are manufactured and sold under the DELTA, PEERLESS, and MIROLIN® brand names. These products are sold primarily to home center retailers. Our MIROLIN products are also sold to wholesalers and distributors in Canada. Our HÜPPE® shower enclosures are sold through wholesale channels in Europe and China.

•
Our spas and exercise pools and systems are manufactured and sold under HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS®, ENDLESS POOLS® and other trademarks. Our spa products are sold to independent specialty retailers or online mass merchant retailers. Our exercise pools are available on a consumer-direct basis, while our fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis.

•
Also included in our Plumbing Products segment are brass and copper plumbing system components and other non-decorative plumbing products, which are sold to plumbing, heating and hardware wholesalers, home center retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed in North and South America under our BRASSCRAFT®, PLUMB SHOP®, COBRA®, and MASTER PLUMBER® trademarks, and are also sold under private label.

We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of our spas and exercise pools and systems include Jacuzzi, Master Spas and Dynasty Spas. Our major competitors of our other products in this segment include Lixil Group Corporation’s American Standard Brands and Grohe products, Kohler Co., Fortune Brands Home & Security Inc.'s Moen brands and Spectrum Brands Holdings, LLC’s Pfister faucets. Foreign manufacturers competing with us are located primarily in Germany and China. We face significant competition from private label products. Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting downward pressure on price. The businesses in our Plumbing

Products segment manufacture products in North America, Europe and Asia and source products from Asia and other regions. In addition to price, we believe that brand reputation is an important factor in consumer selection. Competition for our plumbing products is based largely on customer service, product quality, product features and innovation and breadth of product offering.
Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment, and sufficient raw materials have been available for our needs. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers or use derivative instruments.
Decorative Architectural Products
We produce architectural coatings, including paints, primers, specialty paints, stains and waterproofing products. These products are sold in North America, South America and China under the brand names BEHR®, KILZ® and other sub-brands to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 25 percent of our consolidated net sales in 2016, 2015 and 2014. Our BEHR products are sold through The Home Depot, our largest customer and this segment’s largest customer. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors include large national and international brands such as Benjamin Moore, Glidden, Olympic, PPG, Sherwin‑Williams, Valspar and Zinsser, as well as many regional and other national brands. In addition to price, we believe that brand reputation is an important factor in consumer selection, and that competition in this industry is based largely on product quality, features and innovation, and customer service.
Fluctuations in raw material costs can have a material impact on this segment’s results of operations. Significant increases in the cost of crude oil and natural gas, both of which are used to produce the acrylic resins we purchase for our architectural coatings, can adversely affect our costs. The prices of titanium dioxide used in architectural coatings as well as acrylic resins can fluctuate based on global supply and demand dynamics and production capacity limitations. To help assure continued availability of the major raw materials used in this segment we have entered into agreements with certain significant suppliers.
Our Decorative Architectural Products segment also includes branded cabinet hardware, functional hardware, wall plates, hook and rail products, and picture hanging accessories, which are manufactured for us and sold to home center retailers, mass retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD® and other trademarks, and the key competitors in North America include Amerock, Top Knobs, Richelieu and private label brands. Decorative bath hardware, shower accessories, and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® to wholesalers, home center retailers, mass retailers and other specialty retailers. Competitors for these products include Moen, Kohler, Gatco and private label brands.

Cabinetry Products

In North America, we manufacture and sell value‑priced, stock and semi‑custom assembled cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points to address consumer preferences. In the United Kingdom, we manufacture and sell kitchen, bath and storage cabinetry. Our KRAFTMAID® and CARDELL® products are sold primarily to dealers and home center retailers, and our MERILLAT®, QUALITY CABINETS™, and MOORES™ products are sold primarily to dealers and homebuilders for both home improvement and new home construction. Cabinet sales are significantly affected by levels of activity in both retail consumers spending and new home construction, particularly spending for major kitchen and bathroom renovation projects. A significant portion of our sales for home improvement are made through home center retailers.
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
Windows and Other Specialty Products
We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors, as well as the ESSENCE SERIES® windows and doors, which combines a wood interior with a fiberglass exterior, under the MILGARD® brand name for home improvement and new home construction, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production homebuilders and through lumber yards and home center retailers. Our North American competitors for these products include national brands, such as Jeld‑Wen, Marvin, Pella, Ply Gem and Andersen, and numerous regional brands.
In the United Kingdom, we manufacture and sell vinyl windows, composite and panel doors, related products and components under several brand names including DURAFLEX™, GRIFFIN™, PREMIER™ and EVOLUTION™. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our DURAFLEX products are also sold to other window fabricators. United Kingdom competitors include many small and mid‑sized firms and a few large, vertically integrated competitors.
In addition to price, we believe that brand reputation is an important factor in consumer selection and that competition in this industry in both the domestic and foreign markets is based largely on product quality, innovative products and customer and warranty services.
We manufacture and sell a complete line of manual and electric heavy duty staple guns, hammer tackers, glue guns and rivet tools as well as the staples, glue and rivets that complement our products. We sell these products primarily in North America under the brand names ARROW®, POWERSHOT® and EASYSHOT® to professional contractors and do‑it‑yourself consumers through various distribution channels, including home center and other retailers and wholesalers. Our principal North American competitor in this product line is Stanley Black & Decker.
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
Laws and Regulations Affecting Our Business
We are subject to U.S. and foreign government regulations, particularly those pertaining to health and safety (including protection of employees and consumers), climate change and environmental issues. Our businesses are subject to requirements regarding protection of the environment and worker health and safety and have certain responsibilities for environmental remediation.

•	Certain products in our Plumbing Products segment are subject to restrictions on lead content and on waterflow.

•	Our Decorative Architectural Products segment is subject to the requirements relating to the emission of volatile organic compounds, which may require us to reformulate paint products.

•
Our Cabinetry Products segment is also subject to requirements relating to the emission of volatile organic compounds, which may impact our sourcing of particleboard and may require us to install special equipment in manufacturing facilities.

Compliance with these laws and regulations significantly affects product performance as well as our production costs. We monitor applicable laws and regulations relating to the protection of the environment, climate change and worker health and safety, and incur ongoing expense relating to compliance. We do not expect compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment and worker health and safety, will result in material capital expenditures or have a material adverse effect on our competitive position or results of operations and financial position.
Backlog
We do not consider backlog orders to be material in any of our segments.
Employees
At December 31, 2016, we employed approximately 26,000 people. We have generally experienced satisfactory relations with our employees.
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

Item 1A.    Risk Factors.

There are a number of business risks and uncertainties that could affect our business. These risks and uncertainties could cause our actual results to differ from past performance or expected results. We consider the following risks and uncertainties to be most relevant to our specific business activities. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our business, results of operations and financial position.

Our business relies on home improvement and, to a lesser extent, on new home construction activity, both of which are cyclical.

Our business relies on home improvement activity, including repair and remodeling projects, and, to a lesser extent, on new home construction activity. Macroeconomic conditions in North America and Europe, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, consumer income and debt levels, household formation and the availability of home equity loans and mortgages and the interest rates for such loans, affect both consumers’ discretionary spending on home improvement projects as well as new home construction activity. Although credit availability has improved and financing rates remain low, consumer spending for big ticket remodeling projects and new home construction continues to be below historic levels. The fundamentals driving our business are cyclical, and adverse changes or uncertainty regarding macroeconomic conditions, including an economic slowdown or increased interest rates, could result in a decline in spending on home improvement projects and a decline in demand for new home construction, which could adversely affect our results of operations and financial position.

If we do not maintain our strong brands, develop new products or respond to changing purchasing practices and consumer preferences, we could lose market share.

Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. While we continue to invest in brand building and brand awareness, these initiatives may not be successful. The uncertainties associated with developing and introducing new and improved products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If we do not introduce new or improved products in a timely manner or if these products do not gain widespread acceptance, we could lose market share, which could negatively impact our results of operations and financial position. It is also possible that our competitors may improve their products more rapidly or effectively than we do, which could adversely affect our market share.

In recent years, consumer purchasing practices and preferences have shifted and our customers’ business models and strategies have changed. As our customers execute their strategies to reach end consumers through multiple channels, they rely on us to support their efforts with our infrastructure, including maintaining robust and user-friendly websites with sufficient content for consumer research and to provide comprehensive supply chain solutions and differentiated product development. If we are unable to successfully provide this support to our customers, our brands may lose market share.

If we do not timely and effectively identify and respond to these changing purchasing practices and consumer preferences, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations and financial position could be negatively affected.

We face significant competition.

Our products face significant competition. We believe that brand reputation is an important factor impacting product selection and that we compete on the basis of product features and innovation, product quality, customer service, warranty and price. We sell many of our products through home center retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly marketing directly to professional contractors and installers, which may impact our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.

We also compete with low‑cost foreign manufacturers and private label brands in a variety of our product groups. As market dynamics change, we may experience a shift in the mix of some products we sell toward more value‑priced or opening price point products, which may impact our ability to maintain or gain market share and/or our profitability.

If we are unable to maintain our competitive position in our industries our results of operations and financial position could be adversely affected.

Our sales are concentrated with two significant customers.

Our sales are concentrated with our two largest customers. In 2016, our net sales to The Home Depot were $2.5 billion (approximately 34 percent of our consolidated net sales), and our net sales to Lowe’s were less than ten percent of our consolidated net sales. Our reliance on these significant customers may further increase if the mix of our business operations changes, including as a result of acquisitions or divestitures. These home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to Lowe’s, and any such loss would have a material adverse effect on our business, results of operations and financial position.

Further, as these home center retailers expand their markets and targeted customers and as consumer purchasing practices change and e‑commerce increases, conflicts between our existing distribution channels have and will continue to occur, which could impact our results of operations and financial position. Our relationships with these customers may be impacted if we increase the amount of business we transact directly with consumers. In addition, these home center retailers request product exclusivity from time to time, which may affect our ability to offer products to other customers and may diminish our ability to leverage economies of scale.

We may not achieve all of the anticipated benefits of our strategic initiatives.

We continue to pursue our strategic initiatives of investing in our brands, developing innovative products, and focusing on operational excellence through our continued deployment of the Masco Operating System, our methodology to drive growth and productivity. All of these initiatives are designed to grow revenue, improve profitability and increase shareholder value over the mid‑ to long‑term. Our business performance and results could be adversely affected if we are unable to successfully execute these initiatives, or if we are unable to execute them in a timely and efficient manner. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization.

Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions at acceptable terms and prices, our long‑term competitive positioning may be impacted. Even if we are successful in acquiring businesses, we may experience risks in integrating these businesses into our existing business. Such risks include difficulties realizing expected synergies and economies of scale, diversion of our resources, unforeseen liabilities, issues with the new or existing customers or suppliers, and difficulties in retaining critical employees of the acquired businesses. Future foreign acquisitions may also increase our exposure to foreign currency risks and risks associated with interpretation and enforcement of foreign regulations. Our failure to address these risks could cause us to incur additional costs and/or fail to realize the anticipated benefits of our acquisitions and could adversely affect our results of operations and financial position.

Our actions to improve the results of our U.S. window business may not be successful.

Our U.S. window business, Milgard Manufacturing Incorporated (“Milgard”), is experiencing operational issues and production inefficiencies, including difficulty in hiring and retaining qualified labor. In addition, Milgard has begun a phased deployment of a new Enterprise Resource Planning (“ERP”) system to improve its business processes. The implementation of this ERP system is complex and expensive and will require significant oversight and resources. While we have implemented plans to address the operational and ERP issues challenging Milgard, there is no assurance that our plans will be successful. If we experience unanticipated expenses or additional disruptions to Milgard’s operations, our results of operations and financial position may be negatively impacted.

Variability in commodity costs or limited availability of commodities could impact us.

We buy various commodities to produce our products, including, among others, brass, resins, titanium dioxide, zinc, wood and glass. In addition, water is a significant component of many of our architectural coatings products and may be subject to restrictions in certain regions. Fluctuations in the availability and prices of these commodities could increase our costs to produce our products. Our production of products could also be impacted if we are unable to procure our requirements for these commodities or if a shortage of these commodities drives their prices to levels that are not commercially feasible. Further, increases in energy costs could increase our production and transportation costs, which could also negatively affect our results of operations and financial position.

It can be difficult for us to pass on to customers cost increases to cover our increased commodity and production costs. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to increase the prices of our products or achieve cost savings to offset increased commodity and production costs, our results of operations and financial position could be negatively impacted. If we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices. When commodity prices decline, we have experienced and may in the future receive pressure from our customers to reduce our prices. Such reductions could impact our results of operations and financial position.

We have entered into long-term agreements with certain significant suppliers to help ensure continued availability of key commodities and to establish firm pricing, but at times these contractual commitments may result in our paying above market prices for commodities during the term of the contract. From time to time, we also may use derivative instruments, including commodity futures and swaps. This strategy increases the possibility that we may make commitments for these commodities at prices that subsequently exceed their market prices, which has and may continue to adversely affect our results of operations and financial position.

We are dependent on third-party suppliers.

We rely heavily on third‑party suppliers for many of our products and components, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and/or timely supply of these products and components. Failure of our suppliers to provide us quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, could have a material adverse effect on our results of operations and financial position. Resourcing these products and components to another supplier could take time and involve significant costs. Accordingly, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely impact our results of operations and financial position.

Many of the suppliers upon whom we rely are located in foreign countries. The differences in business practices, shipping and delivery requirements and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain or if there is a disruption in transporting the products or components, our results of operations and financial position could be negatively affected.

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

Our results of operations and financial position are also impacted by international economic conditions, primarily in Europe. We continue to be negatively impacted by currency conversion rates, particularly the Euro, the British pound sterling, the Canadian dollar and the Chinese Yuan Renminbi, due to the strength of the U.S. dollar compared to these currencies. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

As the situation involving the United Kingdom’s decision to exit from the European Union develops, we could experience volatility in the currency exchange rates and/or a change in the demand for our products and services, particularly in our U.K. and European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.

U.S. laws and regulations regarding activities of U.S. companies doing business abroad, including tax laws, laws regulating competition, anti‑bribery/anti‑corruption and other business practices, and trade regulations, which may include duties and tariffs, can also affect us. While it is difficult to assess what changes may occur and the relative impact on our international tax structure, it is possible that significant changes in how U.S. and foreign jurisdictions tax cross‑border transactions could adversely impact our results of operations and financial position.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others may assert intellectual property infringement claims against us. Current and former employees, contractors or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by, or disclosed to others, including our competitors. Protecting and defending our intellectual property could be costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could affect our results of operations and financial position.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel.

To be successful, we must attract, develop and retain highly qualified and talented personnel who have the experience, knowledge and expertise to successfully implement our key business strategies. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. In certain areas of the U.S., we have experienced and may continue to experience difficulty in recruiting, training and retaining sufficient skilled and unskilled labor, resulting in additional costs related to labor inefficiencies. The failure to attract and retain key employees, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, could negatively affect our competitive position and our results of operations and financial position.

Claims and litigation could be costly.

We are involved in various claims and litigation, including class actions and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury and environmental. Given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any such matter. Defending and resolving claims and litigation can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.

We are also subject to product safety regulations, recalls and direct claims for product liability that can result in significant costs and, regardless of the ultimate outcome, create adverse publicity and damage the reputation of our brands and business. Also, we rely on other manufacturers to provide products or components for products that we sell. Due to the difficulty of controlling the quality of products and components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

We maintain insurance against some, but not all, of the risks of loss resulting from claims and litigation. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, results of operations and financial position.

Refer to Note U to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Compliance with laws, government regulation and industry standards could impact our results of operations and financial position.

We are subject to a wide variety of federal, state, local and foreign government laws and regulations, including securities laws, tax laws, anti-bribery/anti-corruption laws and employment laws, as well as those pertaining to health and safety (including protection of employees and consumers), product compliance, competition practices, import and export regulations, climate change and environmental issues. In addition to complying with current requirements and requirements that will become effective at a future date, even more stringent requirements could be imposed on us in the future. Additionally, some of our products must be certified by industry organizations. Compliance with these laws, regulations and industry standards may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. Compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and industry standards, our results of operations and financial position could be negatively affected.

We rely on information systems and technology, and disruptions to these systems could impact our results of operations and financial position.

We rely on a number of information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely impacted if our information systems are disrupted, are no longer supported or fail. In addition to the disruptions that may occur from interruptions in our systems, increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to litigation, and increased operational costs. Such events could have a material adverse impact on our results of operations and financial position. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

We have plans to make significant investments in new technology systems throughout our company over the next several years. We are also in the process of implementing ERP systems at select business units. While we are leveraging our experience and engaging consultants to assist as we deploy ERP systems, we have experienced, and may continue to experience, unanticipated expenses and disruptions to our operations during these implementations. Our results of operations and financial position could be negatively impacted if we do not appropriately select and implement our new technology systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation of ERP systems.

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

We received an opinion of tax counsel substantially to the effect that, for U.S. Federal income tax purposes, the spin off of TopBuild Corp. ("TopBuild") in 2015 and certain related transactions qualify for tax‑free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made by us in connection with the delivery of the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion is not binding on the Internal Revenue Service or the courts. If, notwithstanding receipt of the opinion, the spin off transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin off transaction is taxable, each holder of our common stock who received shares of TopBuild in connection with the spin off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability.

Even if the spin off otherwise qualifies as a tax‑free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of TopBuild are deemed to be part of a plan or series of related transactions that included the spin off. In this event, the resulting tax liability could be substantial. In connection with the spin off, we entered into a tax matters agreement with TopBuild, pursuant to which TopBuild agreed to not enter into any transaction that could cause any portion of the spin off to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
The table below lists our principal North American properties.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	20	5
Decorative Architectural Products	8	11
Cabinetry Products	8	8
Windows and Other Specialty Products	11	5
Totals	47	29
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	11	22
Decorative Architectural Products	—	—
Cabinetry Products	1	1
Windows and Other Specialty Products	9	—
Totals	21	23
Most of our international facilities are located in China, Germany and the United Kingdom. We own most of our international manufacturing facilities, none of which are subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.
We own our corporate headquarters in Taylor, Michigan. We own an additional building near our corporate headquarters that is used by our Masco Technical Services (research and development) department. We continue to lease an office facility in Luxembourg, which serves as a headquarters for most of our foreign operations.
We have entered into a contract to lease a new corporate headquarters in Livonia, Michigan, which we expect to occupy in 2017.

Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Item 3.	Legal Proceedings.
Information regarding legal proceedings involving us is set forth in Note U to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

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
The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2016
Fourth	$35.07	$29.38	$0.100
Third	37.38	30.31	0.100
Second	32.92	29.11	0.095
First	31.71	23.10	0.095
Total			$0.390
2015
Fourth	$30.61	$24.89	$0.095
Third	28.59	22.52	0.095
Second	28.38	25.47	0.090
First	27.40	23.23	0.090
Total			$0.370
On January 31, 2017, there were approximately 4,000 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.
In September 2014, our Board of Directors authorized the purchase of up to 50 million shares, for retirement of our common stock in open-market transactions or otherwise, replacing the previous authorization established in 2007. During 2016, we repurchased and retired nearly 15 million shares of our common stock for cash aggregating $459 million. The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/16 - 10/31/16	3,633,200	$32.00	3,633,200	15,809,196
11/1/16 - 11/30/16	2,335,200	$30.62	2,335,200	13,473,996
12/1/16 - 12/31/16	604,318	$30.79	604,318	12,869,678
Total for the quarter	6,572,718		6,572,718	12,869,678

Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2011 through December 31, 2016, when the closing price of our common stock was $31.62. The graph assumes investments of $100 on December 31, 2011 in our common stock and in each of the three indices and the reinvestment of dividends.
The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2011 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2012	2013	2014	2015	2016
Masco	$161.83	$224.10	$251.26	$324.95	$367.49
S&P 500 Index	$115.88	$153.01	$173.69	$176.07	$196.78
S&P Industrials Index	$115.17	$161.45	$177.05	$172.56	$204.60
S&P Consumer Durables & Apparel Index	$121.50	$165.04	$180.20	$178.88	$168.67

Item 6.	Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2016	2015	2014	2013	2012
Net Sales (1)	$7,357	$7,142	$7,006	$6,761	$6,286
Operating profit (1)(3)	1,053	914	721	612	384
Income from continuing operations attributable to Masco Corporation (1)(2)(3)	491	357	821	259	54
Income per common share from continuing operations:
Basic	$1.49	$1.04	$2.31	$0.72	$0.15
Diluted	1.47	1.03	2.28	0.72	0.15
Dividends declared	0.390	0.370	0.345	0.300	0.300
Dividends paid	0.385	0.365	0.330	0.300	0.300
At December 31:
Total assets (4)	$5,137	$5,664	$7,208	$6,885	$6,842
Long-term debt (4)	2,995	2,403	2,919	3,421	3,422
Shareholders' (deficit) equity (5)	(103)	58	1,128	787	542

(1)	Amounts exclude discontinued operations. Refer to Note B to the consolidated financial statements for additional information.

(2)
The year 2014 includes a $529 million tax benefit from the release of the valuation allowance on deferred tax assets. Refer to Note S to the consolidated financial statements for additional information.

(3)	The year 2012 includes non-cash impairment charges for other intangible assets aggregating $27 million after tax ($42 million pre-tax).

(4)
Total assets and long-term debt for the years 2012-2014 have not been recasted for the impact of the adoption of Accounting Standards Update 2015-03, as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability. Refer to Note A to the consolidated financial statements for additional information.

(5)	The decrease in shareholder's (deficit) equity from 2014 to 2015 relates primarily to the spin off of TopBuild.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by the levels of home improvement activity and new home construction, our ability to maintain our strong brands and to develop and introduce new and improved products, our ability to maintain our competitive position in our industries, our reliance on key customers, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to improve our under-performing U.S. window business, the cost and availability of raw materials, our dependence on third party suppliers, and risks associated with international operations and global strategies. These and other factors are discussed in detail in Item 1A "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.
Executive Level Overview
We design, manufacture and distribute branded home improvement and building products. These products are sold for home improvement and new home construction through home center retailers, mass merchandisers, hardware stores, homebuilders, distributors and other outlets for consumers and contractors and direct to the consumer.
2016 Results
Net sales were positively affected by increased sales volume resulting from increased repair and remodel activity and new home construction, and favorable product mix in the U.S. and Europe. Such increases were partially offset by foreign currency translation, primarily due to the stronger U.S. dollar compared to the British Pound and Euro and net selling price decreases in North America. Our results of operations were positively affected by increased sales volume, a more favorable relationship between selling prices and commodity costs, operational efficiencies, and cost savings initiatives. Such increases were partially offset by an increase in warranty costs resulting from a change in our estimate of expected future warranty claim costs and an increase in certain variable expenses, such as strategic growth investments, as well as ERP system implementation and higher insurance costs.
Our Plumbing Products segment benefited from increased sales volume, a favorable relationship between selling prices and commodity costs and benefits associated with cost savings initiatives, and was negatively impacted by an increase in certain variable expenses, such as strategic growth investments and higher insurance costs, as well as unfavorable product mix. The Decorative Architectural Products segment benefited from increased sales volume of paints and other coating products and builder's hardware, partially offset by an unfavorable relationship betwen selling prices and commodity costs of paints and other coating products. Our Cabinetry Products segment benefited from operational efficiencies resulting from business rationalization activities and other cost savings initiatives, a positive product mix and a more favorable relationship between selling prices and commodity costs, and was negatively impacted by decreased sales volume. Our Windows and Other Specialty Products segment was negatively affected by increased warranty costs and certain other expenses, such as higher labor costs and ERP system implementation costs, and was positively impacted by a more favorable relationship between selling prices and commodity costs of windows.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
Note A to the consolidated financial statements includes our accounting policies, estimates and methods used in the preparation of our consolidated financial statements.
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
Goodwill and Other Intangible Assets
We record the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we complete the impairment testing of goodwill utilizing a discounted cash flow method. We selected the discounted cash flow methodology because we believe that it is comparable to what would be used by market participants. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by GAAP.
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and, currently, a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and estimated housing starts. Our assumptions included a relatively stable U.S. Gross Domestic Product growing at 2.3 percent and a euro zone Gross Domestic Product growing at 1.4 percent annually over the five-year forecast.
We utilize our weighted average cost of capital of approximately 8.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital is unchanged as compared to 2015. In 2016, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.5 percent to 13.5 percent for our reporting units.
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
In the fourth quarter of 2016, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in any additional analysis of goodwill impairment for any reporting unit.

We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In 2016, we did not recognize any impairment charges for other indefinite-lived intangible assets.
Employee Retirement Plans
We froze all future benefit accruals under substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans several years ago.
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
In December 2016, our discount rate decreased for obligations to an average of 3.5 percent from 4.0 percent. The discount rate for obligations is based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2016 Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 1.5 percent to 4.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.8 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term asset allocation of the plan assets.
Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, decreased to $338 million at December 31, 2016 from $401 million at December 31, 2015. Our projected benefit obligation for our unfunded, non-qualified, defined-benefit pension plans was $170 million at December 31, 2016 compared with $174 million at December 31, 2015. These unfunded plans are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage for the various defined-benefit pension plans ranges from 76 percent to 109 percent.
The decrease in our projected benefit obligations was partially driven by lump sum payouts of certain long-term qualified pension obligations as well as a change to the MP 2016 Mortality Improvement Scale, which decreased our long-term pension liabilities. The decrease was partially offset by a lower discount rate compared to the prior year. During 2016, we contributed $100 million to our qualified defined-benefit pension plans, including $51 million to a previously unfunded pension plan. Additionally, our qualified defined-benefit pension plan assets had a net gain of 8.3 percent in 2016. Refer to Note M to the consolidated financial statements for additional information.
We expect pension expense for our qualified defined-benefit pension plans to be $22 million in 2017 compared with $25 million in 2016. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2017 pension expense would increase by $4 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2017, compared to $9 million in 2016.
We anticipate that we will be required to contribute approximately $21 million in 2017 to our qualified and non-qualified defined-benefit plans. Refer to Note M to the consolidated financial statements for further information regarding the funding of our plans.
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
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2016. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
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
The potential for comprehensive tax reform in 2017, if implemented, may have a significant impact on our effective tax rate or taxes paid due to certain business provisions such as the denial of net interest expense deductions or the imposition of a tax on imports.
Warranty
We offer full and limited warranties on certain products with warranty periods ranging up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the aforementioned factors. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates thereby requiring adjustments to previously established accruals. Refer to Note U to the consolidated financial statements for additional information.
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

Litigation
We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When estimates of our exposure in these matters meet the criteria for recognition under accounting guidance, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments.
Corporate Development Strategy
We expect to maintain a balanced growth strategy pursuing organic growth by maximizing the full potential of our existing core businesses and complementing our existing business with smaller, strategic acquisitions, particularly in the Plumbing Products and Decorative Architectural Products segment. Longer-term, we may seek larger, strategic acquisitions as our company continues to grow.
In addition, we actively manage our portfolio of companies by divesting of those businesses that do not align with our long-term growth strategy. We will continue to review all of our businesses to determine which businesses may not be core to our long-term growth strategy.
Liquidity and Capital Resources
Historically, we have largely funded our growth through cash provided by our operations, long-term bank debt and the issuance of notes in the financial markets, and by the issuance of our common stock, including issuances for certain mergers and acquisitions. Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies.
Our total debt as a percent of total capitalization was 104 percent and 98 percent at December 31, 2016 and 2015, respectively. Refer to Note K to the consolidated financial statements for additional information.
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
On March 28, 2013, we entered into a credit agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the "Amended Credit Agreement"). The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020. Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders. Refer to Note K to the consolidated financial statements for additional information.
The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at December 31, 2016. We expect to remain in compliance with these covenants through at least the next year.
We had cash, cash investments and short-term bank deposits of approximately $1.2 billion at December 31, 2016. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.2 billion and $1.7 billion of cash, cash investments and short-term bank deposits we held at December 31, 2016 and 2015, respectively, $618 million and $630 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro, British pound and the U.S. dollar; commodity cost fluctuations, primarily zinc and copper; and interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis. Beginning in 2016, we decided to significantly reduce our utilization of derivative and hedging activity for commodity cost fluctuations by settling positions at their scheduled maturity while not entering into new transactions.
In the third quarter of 2016, we increased our quarterly dividend to $.10 per common share from $.095 per common share. During 2016, we repurchased nearly 15 million shares of our common stock for cash aggregating $459 million.
Our current ratio was 2.0 to 1 and 1.4 to 1 at December 31, 2016 and 2015, respectively. The increase in the current ratio was due to the net debt reduction of $400 million during 2016 resulting from the refinancing of our debt, which reduced current liabilities by approximately $1 billion at December 31, 2016 compared to December 31, 2015.
Cash Flows
Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2016	2015	2014
Net cash from operating activities	$726	$699	$602
Retirement of notes	(1,300)	(500)	—
Purchase of Company common stock	(459)	(456)	(158)
Cash dividends paid	(128)	(126)	(117)
Dividends paid to noncontrolling interest	(31)	(36)	(34)
Capital expenditures	(180)	(158)	(128)
Debt extinguishment costs	(40)	—	—
Acquisition of businesses, net of cash acquired	—	(41)	(2)
Cash distributed to TopBuild Corp.	—	(63)	—
Issuance of TopBuild Corp. debt	—	200	—
Issuance of notes, net of issuance costs	889	497	—
Proceeds from disposition of:
Property and equipment	—	18	16
Financial investments, net	32	9	63
Decrease in debt, net	(1)	—	(2)
Proceeds (purchases) of short-term bank deposits, net	40	26	(20)
Effect of exchange rate changes on cash and cash investments	(34)	(15)	(45)
Other, net	8	31	(15)
Cash (decrease) increase	$(478)	$85	$160

Our working capital days were as follows:

	At December 31,
	2016	2015
Receivable days	49	46
Inventory days	54	52
Accounts Payable days	70	69
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	11.3%	11.1%
Net cash provided by operations of $726 million consisted primarily of net income adjusted for non-cash and certain other items, including depreciation and amortization expense of $134 million, deferred income taxes of $130 million and other non-cash items, including stock-based compensation expense and amortization expense related to in-store displays, partially offset by changes in working capital and contributions to our defined-benefit pension plans.
Net cash used for financing activities was $1,046 million, primarily due to the early retirement of all of our $1 billion, 6.125% Notes which were due October 3, 2016 and all of our $300 million, 5.85% Notes which were due March 15, 2017, $459 million for the repurchase and retirement of Company common stock (as part of our strategic initiative to drive shareholder value, and includes 1.1 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2016), $128 million for cash dividends paid, $40 million for debt extinguishment costs and $31 million for dividends paid to noncontrolling interest. This usage was partially offset by the issuance of $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026.
In September 2014, our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. At December 31, 2016, we had remaining authorization from our Board of Directors to repurchase up to an additional 12.9 million shares of our common stock. Consistent with past practice and as part of our strategic initiative, we expect to repurchase the remainder of these shares in 2017. The timing of these share repurchases will depend on market conditions. Some of these shares will be purchased to offset any dilution from long-term stock awards granted as part of our compensation programs.
Net cash used for investing activities was $124 million, and included $180 million for capital expenditures, partially offset by $40 million net proceeds from the sale of short-term bank deposits and $32 million cash received from financial investments, primarily related to the early redemption of our auction rate securities.
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2016 were $180 million, compared with $158 million for 2015 and $128 million for 2014. For 2017, capital expenditures, excluding any potential 2017 acquisitions, are expected to be approximately $200 million. Depreciation and amortization expense for 2016 totaled $134 million, compared with $133 million for 2015 and $167 million for 2014. For 2017, depreciation and amortization expense, excluding any potential 2017 acquisitions, is expected to be approximately $130 million. Amortization expense totaled $10 million, $11 million and $10 million in 2016, 2015 and 2014, respectively.
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
Sales and Operations
Net sales for 2016 were $7.4 billion, which increased three percent compared with 2015. Excluding acquisitions and the unfavorable effect of currency translation, net sales increased four percent compared to 2015. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Year Ended December 31
	2016	2015
Net sales, as reported	$7,357	$7,142
Acquisitions	(6)	—
Net sales, excluding acquisitions	7,351	7,142
Currency translation	68	—
Net sales, excluding acquisitions and the effect of currency translation	$7,419	$7,142
Net sales for 2016 were positively affected by increased sales volume of plumbing products, paints and other coating products and builders' hardware, which, in aggregate, increased sales by approximately five percent compared to 2015. Net sales for 2016 were also positively affected by favorable product mix of cabinets and windows, and net selling price increases of North American windows and North American and international plumbing products, which, in aggregate, increased sales approximately one percent. Net sales for 2016 were negatively affected by lower sales volume of cabinets and lower net selling prices of paints and other coating products, which, in aggregate, decreased sales by approximately two percent.
Net sales for 2015 were positively affected by increased sales volume of plumbing products, paints and other coating products, windows and builders' hardware, which, in aggregate, increased sales by approximately four percent compared to 2014. Net sales for 2015 were also positively affected by net selling price increases of plumbing products, cabinets and windows, which, in aggregate, increased sales approximately one percent. Product mix of North American cabinets and windows also positively affected 2015 net sales. Net sales for 2015 were negatively affected by lower sales volume of cabinets and lower net selling prices of paints and other coating products.
Net sales for 2014 were positively affected by increased sales volume of North American plumbing products, paints and other coating products, builders' hardware and North American windows. Net sales for 2014 were also positively affected by net selling prices for cabinets, international plumbing products, and windows. Net sales for 2014 were negatively affected by lower sales volume of cabinets and by lower net selling prices of paints and other coating products.
Our gross profit margins were 33.4 percent, 31.5 percent and 29.4 percent in 2016, 2015 and 2014, respectively. The 2016 and 2015 gross profit margins were positively affected by increased sales volume, a more favorable relationship between selling prices and commodity costs, and the benefits associated with business rationalization and other cost savings initiatives. 2016 gross profit margins were negatively impacted by an increase in warranty costs resulting from a change in our estimate of expected future warranty claim costs.
Selling, general and administrative expenses as a percent of sales were 19.1 percent in 2016 compared with 18.7 percent in 2015 and 19.2 percent in 2014. Selling, general and administrative expenses as a percent of sales in 2016 reflect certain variable expenses, such as strategic growth investments, as well as ERP system implementation and higher insurance costs. Selling, general and administrative expenses as a percent of sales in 2015 reflect increased sales and the effect of cost containment measures.

The following table reconciles reported operating profit to operating profit, as adjusted to exclude certain items, dollars in millions:

	2016	2015	2014
Operating profit, as reported	$1,053	$914	$721
Rationalization charges	22	18	64
Income from litigation settlements	—	—	(9)
Gain from sale of property and equipment	—	(5)	—
Operating profit, as adjusted	$1,075	$927	$776
Operating profit margins, as reported	14.3%	12.8%	10.3%
Operating profit margins, as adjusted	14.6%	13.0%	11.1%
Operating profit margins in 2016 and 2015 were positively affected by increased sales volume, a more favorable relationship between selling prices and commodity costs and the benefits associated with business rationalizations and other cost savings initiatives. Operating profit margin in 2016 was negatively impacted by an increase in warranty costs resulting from a change in expected future warranty claim costs and certain variable expenses, such as strategic growth investments, as well as ERP system implementation and higher insurance costs. Operating profit in 2015 was negatively affected by foreign currency translation.
Other Income (Expense), Net
Other, net, for 2016 included net gains of $5 million from distributions from private equity funds, $3 million from the redemption of auction rate securities and $2 million of earnings from equity investments. Other, net for 2016 also included losses from the disposition of other investments of $3 million, realized foreign currency losses of $3 million and other miscellaneous items.
Other, net, for 2015 included net gains of $6 million from distributions from private equity funds and $2 million of earnings from equity investments. Other, net, for 2015 also included realized foreign currency losses of $14 million and other miscellaneous items.
Other, net, for 2014 included net gains of $4 million from distributions from private equity funds and realized foreign currency gains of $5 million and other miscellaneous items. Income from financial investments, net, for 2014 included losses from equity investments, net, of $2 million.
Interest expense was $229 million in 2016 and $225 million in 2015 and 2014. Interest expense increased in 2016 due primarily to the $40 million of additional interest expense in connection with the early retirement of debt, partially offset by the interest savings due to the discharge of indebtedness.
Income and Earnings Per Common Share from Continuing Operations (Attributable to Masco Corporation)
Income and diluted income per common share from continuing operations for 2016 were $491 million and $1.47 per common share, respectively. Income and diluted income per common share from continuing operations for 2015 were $357 million and $1.03 per common share, respectively. Income and diluted income per common share from continuing operations for 2014 were $821 million and $2.28 per common share, respectively.
Our effective tax rate on income from continuing operations was 36 percent tax expense, 43 percent tax expense and 71 percent tax benefit in 2016, 2015 and 2014, respectively. The 2016 effective tax rate includes a $14 million charge to tax expense from the elimination of a disproportionate tax effect resulting from our auction rate securities being called by our counterparty during 2016. This charge was offset by a $13 million tax benefit from the recognition of a deferred tax asset on certain German net operating losses primarily resulting from a return to sustainable profitability. Refer to Note S to the consolidated financial statements for additional information.
Compared to our normalized tax rate of 36 percent, the variance in 2015 is due primarily to a $21 million valuation allowance against certain deferred tax assets of TopBuild recorded as a non-cash charge to income tax expense. The TopBuild deferred tax assets have been impaired by our decision to spin off TopBuild into a separate company that on a stand-alone basis as of June 30, 2015, the spin off date, was unlikely to be able to realize the value of such deferred tax assets as a result of its history of losses.
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
The variance from our normalized tax rate in 2014 is due primarily to changes in the U.S. Federal valuation allowance and reversal of an accrual for uncertain tax positions.
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

Business Segment and Geographic Area Results
The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net Sales:
Plumbing Products	$3,526	$3,341	$3,308	6%	1%
Decorative Architectural Products	2,092	2,020	1,998	4%	1%
Cabinetry Products	970	1,025	999	(5)%	3%
Windows and Other Specialty Products	769	756	701	2%	8%
Total	$7,357	$7,142	$7,006	3%	2%
North America	$5,834	$5,645	$5,377	3%	5%
International, principally Europe	1,523	1,497	1,629	2%	(8)%
Total	$7,357	$7,142	$7,006	3%	2%

	2016	2015	2014
Operating Profit (Loss): (A)
Plumbing Products	$642	$512	$512
Decorative Architectural Products	430	403	360
Cabinetry Products	93	51	(62)
Windows and Other Specialty Products	(3)	57	47
Total	$1,162	$1,023	$857

North America	$961	$841	$643
International, principally Europe	201	182	214
Total	1,162	1,023	857
General corporate expense, net	(109)	(109)	(145)
Income from litigation settlements	—	—	9
Total operating profit	$1,053	$914	$721

	2016	2015	2014
Operating Profit (Loss) Margin: (A)
Plumbing Products	18.2%	15.3%	15.5%
Decorative Architectural Products	20.6%	20.0%	18.0%
Cabinetry Products	9.6%	5.0%	(6.2)%
Windows and Other Specialty Products	(0.4)%	7.5%	6.7%

North America	16.5%	14.9%	12.0%
International, principally Europe	13.2%	12.2%	13.1%
Total	15.8%	14.3%	12.2%

Total operating profit margin, as reported	14.3%	12.8%	10.3%

(A)	Before general corporate expense, net, and certain income from litigation settlements; refer to Note P to the consolidated financial statements for additional information.

Business Segment Results Discussion
Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and income from litigation settlements.
Business Rationalizations and Other Initiatives
Over the last several years, we have taken several actions focused on the strategic rationalization of our businesses including business consolidations, plant closures, headcount reductions and other cost savings initiatives. For the years ended December 31, 2016, 2015 and 2014, we incurred net pre-tax costs and charges related to these initiatives of $22 million, $18 million, and $64 million, respectively.
We continue to realize the benefits of our business rationalizations and continuous improvement initiatives across our enterprise and expect to identify additional opportunities to improve our business operations, although we do not anticipate that the costs and charges related to our ongoing commitment to continuous improvement will be as significant as they have been in prior years.
During 2016, our Plumbing Products segment incurred costs of $13 million primarily related to plant closure costs in Canada and at our international operations, as well as severance costs across multiple businesses. Our Cabinetry Products segment continued to incur costs and charges of $8 million primarily related to cost savings initiatives in North America. Lastly, our Windows and Other Specialty Products segment incurred costs of $1 million related to severance at our U.S. windows business.
During 2015, our Plumbing Products segment incurred costs of $9 million primarily related to severance and other cost savings initiatives across multiple businesses. Our Cabinetry Products segment continued to incur costs and charges of $5 million primarily related to cost savings initiatives in North America. Our corporate office incurred $4 million in costs primarily related to severance actions.
During 2014, our North American cabinet business incurred costs and charges of $31 million primarily related to actions taken to sell two previously idled manufacturing facilities. Our corporate office incurred $27 million in costs primarily related to severance actions. Finally, we incurred $6 million of costs and charges across our business units related to other cost savings initiatives.
Plumbing Products
Sales
Net sales of Plumbing Products increased six percent in 2016 compared to 2015, primarily due to increased sales volume of both North American and international operations, partially offset by foreign currency translation, which reduced sales by one percent compared to 2015.
Net sales in this segment increased one percent in 2015 compared to 2014. Net sales increased primarily due to increased sales volume of both North American and international operations, which increased sales by five percent, and net selling price increases primarily related to international operations, which increased sales by two percent. An acquisition also positively impacted sales by one percent compared to 2014. Foreign currency translation reduced sales by seven percent compared to 2014, primarily due to the stronger U.S. dollar. Excluding the impact of foreign currency translation, segment sales increased by eight percent in 2015 compared to 2014.
Net sales in this segment increased in 2014 primarily due to increased sales volume of both North American and International operations. This segment was also positively affected by increased net selling prices of International plumbing products.
Operating Results
Operating margins in the Plumbing Products segment in 2016 were positively impacted by increased sales volume, a favorable relationship between selling prices and commodity costs (including the positive impact of the metal hedge contracts), and the benefits associated with business rationalization and other cost savings initiatives. Such increases were partially offset by an increase in certain variable expenses, such as strategic growth investments and higher insurance costs, as well as unfavorable product mix.
Operating margins in this segment in 2015 were negatively impacted by unfavorable product mix, as well as an increase in certain variable expenses, such as trade show and marketing expenses and legal-related expenses. Such decreases were partially offset by increased sales volume and a favorable relationship between selling prices and commodity costs (including the negative impact of the metal hedge contracts). Although operating margins were not significantly impacted, foreign currency translation, primarily due to a stronger U.S. dollar, negatively impacted operating profit by six percent compared to 2014.
Operating margins in this segment in 2014 were positively affected by increased sales volume, a more favorable relationship between selling prices and commodity costs (including the positive impact of the metal hedge contracts), lower business rationalization expenses and the benefits associated with business rationalization activities and other cost savings initiatives.
Decorative Architectural Products
Sales
Net sales of Decorative Architectural Products increased four percent in 2016 compared to 2015. Net sales increased primarily due to increased sales volume of paints and other coating products related to our BEHR PRO® business and core-DIY products, as well as builder's hardware. Such increases were partially offset by lower net selling prices of paints and other coating products.
Net sales in this segment increased in 2015, primarily due to increased sales volume of paints and other coating products related to the expansion of the BEHR PRO business and increased sales volume of builders' hardware. Such increases were partially offset by lower net selling prices of paints and other coating products and an unfavorable currency impact of Canadian paints and other coating products sales.
Net sales in this segment increased in 2014, primarily due to increased sales volume of paints and other coating products related to new product introductions and other growth initiatives and increased sales volume of builders' hardware, partially offset by lower net selling prices of paints and other coating products.
Operating Results
Operating margins in the Decorative Architectural Products segment reflect increased sales volume of paints and other coating products and builders' hardware, partially offset by an unfavorable relationship between selling prices and commodity costs of paints and other coating products.
Operating margins in this segment in 2015 reflect operational efficiencies due to benefits associated with cost savings initiatives, a more favorable relationship between selling prices and commodity costs and increased sales volume of paints and other coating products and builders' hardware. Such increases were partially offset by an increase in advertising and display expenses. Operating margins were also negatively impacted by unfavorable currency effects from our Canadian operating results due to the stronger U.S. dollar in 2015.
Operating margins in this segment in 2014 reflect a less favorable relationship between selling prices and commodity costs, a less favorable product mix of paints and other coating products and costs for new product introductions and advertising. Such decreases more than offset the benefits associated with cost savings initiatives.
Cabinetry Products
Sales
Net sales of Cabinetry Products decreased five percent in 2016 compared to 2015. Net sales decreased primarily due to lower sales volume of cabinets resulting from our deliberate exit of certain lower margin business in the direct-to-builder channel in the U.S. and other accounts in the U.K., which, in aggregate, decreased sales by 10 percent compared to 2015, and a stronger U.S. dollar which decreased sales by one percent compared to 2015. Such decreases were partially offset by a favorable product mix of North American and international cabinets and net selling price increases of North American cabinets, which, in aggregate, increased sales by six percent compared to 2015.
Net sales in this segment increased three percent in 2015 compared to 2014. Net sales increased primarily due to a favorable product mix and net selling price increases of North American and international cabinets, which, in aggregate, increased sales by six percent compared to 2014. Net sales decreased due to decreased sales volumes in both North America and international cabinets, which on a combined basis decreased sales by three percent compared to 2014.
Net sales in this segment in 2014 decreased primarily due to lower sales volume and a less favorable product mix of North American operations. Such decreases were partially offset by increased net selling prices in North America and increased sales volume and a more favorable product mix of international cabinets.

Operating Results
Operating margins in the Cabinetry Products segment in 2016 were positively affected by operational efficiencies due to the benefits associated with business rationalization activities and other cost savings initiatives, a favorable product mix, and a more favorable relationship between selling prices and commodity costs primarily at our North American cabinets business. This increase was partially offset by decreased sales volume in North American and international cabinets.
Operating margins in this segment in 2015 were positively affected by operational efficiencies due to the benefits associated with business rationalization activities and other cost savings initiatives and decreased business rationalization expenses. Operating margins were also positively affected by a more favorable relationship between selling prices and commodity costs and a favorable product mix.
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
Windows and Other Specialty Products
Sales
Net sales of Windows and Other Specialty Products increased two percent in 2016 compared to 2015. Net sales increased primarily due to increased net selling prices of North American windows and a favorable product mix of North American and international windows, which, on a combined basis, increased sales by four percent compared to 2015. An acquisition positively impacted sales by one percent compared to 2015. These increases were partially offset by a stronger U.S. dollar which decreased sales by three percent compared to 2015.
Net sales in this segment increased eight percent in 2015 compared to 2014. Net sales increased primarily due to increased sales volume and a favorable product mix of North American windows in the Western U.S., which, on a combined basis, increased sales by seven percent compared to 2014. An acquisition positively impacted sales by one percent compared to 2014. This segment was also positively affected by net selling price increases, increased sales volume and a favorable product mix of our U.K. windows business compared to 2014. A stronger U.S. dollar decreased sales by two percent compared to 2014.
Net sales in this segment increased in 2014 primarily due to more favorable product mix, increased net selling prices and increased sales volume of North American windows in the Western U.S. This segment was also positively affected by a more favorable product mix and increased net selling prices of our U.K. windows business. A weaker U.S. dollar also increased sales. Such increases were partially offset by lower sales volume and lower net selling prices of staple gun tackers and other fastening tools.
Operating Results
Operating margins in the Windows and Other Specialty Products segment decreased in 2016 due to an increase in warranty costs primarily resulting from a change in our estimate of future warranty claim costs, as well as increases in certain other expenses, such as higher labor costs and ERP system implementation costs at our North American windows business. Such costs were partially offset by a more favorable relationship between selling prices and commodity costs of U.S. windows.
Operating margins in this segment in 2015 reflect higher sales volume and favorable product mix of windows in the Western U.S., and a more favorable relationship between selling prices and commodity costs of windows in the U.S. and U.K. Such increases were partially offset by an increase in certain expenses, such as advertising and ERP system implementation costs in 2015.
Operating margins in this segment in 2014 reflect a more favorable relationship between selling prices and commodity costs, a more favorable product mix of U.S. and U.K. windows and increased sales volume in the Western U.S. Such positive results were partially offset by lower sales volume and lower net selling prices of staple gun tackers and other fastening tools.

Geographic Area Results Discussion

North America
Sales
North American net sales in 2016 were positively impacted by increased sales volume of paints and other coating products, plumbing products and builders' hardware, which more than offset decreased sales volume of cabinets. In aggregate, sales volume increased North American sales by three percent compared to 2015. A favorable product mix of cabinets and windows, in aggregate, increased sales by one percent compared to 2015. Increased net selling prices of windows, plumbing products and cabinets, in aggregate, also increased sales by one percent compared to 2015. Such increases were partially offset by lower net selling prices of paints and other coating products.
North American net sales in 2015 were positively impacted by increased sales volume of plumbing products, paints and other coating products, windows and builders' hardware which more than offset negative sales volume of cabinets. In aggregate, sales volume increased North American sales by approximately four percent compared to 2014. Net sales were also positively impacted by a favorable product mix of North American cabinets and windows, which in aggregate, increased sales by approximately one percent compared to 2014. Net sales were also positively affected by increased selling prices of cabinets, plumbing products and windows, which increased sales by approximately one percent compared to 2014. An acquisition also positively impacted sales by one percent compared to 2014. Such increases were partially offset by foreign currency translation, primarily due to the stronger U.S. dollar and lower selling prices of paints and other coating products.
North American net sales in 2014 were positively impacted by increased sales volume of plumbing products, paints and other coating products, builders' hardware and windows. Net sales were also positively affected by increased selling prices of cabinets and windows. Such increases were partially offset by lower sales volume of cabinets and lower selling prices of paints and other coating products.
Operating Results
Operating margins from North American operations in 2016 were positively affected by the benefits associated with business rationalization and other cost savings initiatives. North American operations were also positively affected by increased sales volume, a more favorable relationship between selling prices and commodity costs, as well as a favorable product mix. Such increases were partially offset by an increase in warranty costs and certain other expenses, such as higher labor costs, ERP system implementation costs, strategic growth investments and insurance costs.
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
International, Principally Europe
Sales
Net sales from International operations increased by two percent in 2016 compared to 2015. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales increased six percent compared to 2015, due primarily to increased sales volume of plumbing products, which increased sales by six percent compared to 2015. Net sales were also positively impacted by a favorable product mix of cabinets and windows, and increased net selling prices for plumbing products, which, in aggregate, increased sales by one percent compared to 2015. These increases were partially offset by lower sales volume for cabinets, which decreased sales by one percent compared to 2015.
Net sales from International operations decreased by eight percent in 2015 compared to 2014, due primarily to a stronger U.S. dollar in 2015. In local currencies, net sales increased five percent compared to 2014, primarily due to increased selling prices and sales volume for plumbing products. An acquisition also positively impacted net sales by one percent compared to 2014, partially offset by lower sales volumes for cabinets.

Net sales from International operations increased in 2014, primarily due to increased selling prices and sales volume for plumbing products, a more favorable product mix of cabinets and windows and a weaker U.S. dollar.
Operating Results
Operating margins from International operations in 2016 were positively affected by increased sales volume and a more favorable relationship between selling prices and commodity costs of plumbing products. These increases were partially offset by certain variable expenses, including strategic growth investments.
Operating margins from International operations in 2015 were negatively affected by unfavorable product mix and increased costs to support future sales growth initiatives, partially offset by a more favorable relationship between selling prices and commodity costs, primarily related to plumbing products. Although operating margins were not significantly impacted, foreign currency translation, primarily due to a stronger U.S. dollar, negatively impacted operating profit by 14 percent compared to 2014.
Operating margins from International operations in 2014 were positively affected by a more favorable relationship between selling prices and commodity costs, primarily related to plumbing products.
Other Matters

Commitments and Contingencies

Litigation
Information regarding our legal proceedings is set forth in Note U to the consolidated financial statements, which is incorporated herein by reference.
Other Commitments
We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include claims made against builders by homeowners for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications. We have never had to pay a material amount related to these indemnifications, and we evaluate the probability that amounts may be incurred and we appropriately record an estimated liability when probable.
Recently Issued Accounting Pronouncements

Refer to Note A to the consolidated financial statements for discussion of recently issued accounting pronouncements, which is incorporated herein by reference.

Contractual Obligations
The following table provides payment obligations related to current contracts at December 31, 2016, in millions:

	Payments Due by Period
	2017	2018-2019	2020-2021	Beyond 2021	Other (D)	Total
Debt (A)	$2	$116	$902	$1,999	$—	$3,019
Interest (A)	168	324	259	586	—	1,337
Operating leases	44	60	35	50	—	189
Currently payable income taxes	7	—	—	—	—	7
Private equity funds (B)	2	3	—	—	—	5
Purchase commitments (C)	249	1	—	—	—	250
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	55	55
Total	$472	$504	$1,196	$2,635	$55	$4,862

(A)	We assumed that all debt would be held to maturity.

(B)	There is no schedule for the capital commitments to the private equity funds; such allocation was estimated.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)
Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Refer to Note M to the consolidated financial statements for defined-benefit plan obligations.

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
We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity costs in the normal course of business and to market price fluctuations related to our financial investments. We have involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations and commodity fluctuations. Refer to Note F to the consolidated financial statements for additional information regarding our derivative instruments.
At December 31, 2016, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, a 10 percent change in commodity costs, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
The management of Masco Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework." Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2016.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company's consolidated financial statements and of the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2016. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2016 and expressed an unqualified opinion on the Company's 2016 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Masco Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Masco Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 9, 2017

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
at December 31, 2016 and 2015

	(In Millions, Except Share Data)
	2016	2015
ASSETS
Current Assets:
Cash and cash investments	$990	$1,468
Short-term bank deposits	201	248
Receivables	917	853
Inventories	712	687
Prepaid expenses and other	114	72
Total current assets	2,934	3,328
Property and equipment, net	1,060	1,027
Goodwill	832	839
Other intangible assets, net	154	160
Other assets	157	310
Total Assets	$5,137	$5,664

LIABILITIES and EQUITY
Current Liabilities:
Accounts payable	$800	$749
Notes payable	2	1,004
Accrued liabilities	658	650
Total current liabilities	1,460	2,403
Long-term debt	2,995	2,403
Other liabilities	785	800
Total Liabilities	5,240	5,606

Commitments and contingencies (Note U)

Equity:
Masco Corporation's shareholders' equity Common shares authorized: 1,400,000,000; issued and outstanding: 2016 – 318,000,000; 2015 – 330,500,000	318	330
Preferred shares authorized: 1,000,000; issued and outstanding: 2016 and 2015 – None	—	—
Paid-in capital	—	—
Retained deficit	(381)	(300)
Accumulated other comprehensive loss	(235)	(165)
Total Masco Corporation's shareholders' deficit	(298)	(135)
Noncontrolling interest	195	193
Total Equity	(103)	58
Total Liabilities and Equity	$5,137	$5,664

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2016, 2015 and 2014

	(In Millions, Except Per Common Share Data)
	2016	2015	2014
Net sales	$7,357	$7,142	$7,006
Cost of sales	4,901	4,889	4,946
Gross profit	2,456	2,253	2,060
Selling, general and administrative expenses	1,403	1,339	1,347
Income from litigation settlements	—	—	(9)
Impairment charge for other intangible assets	—	—	1
Operating profit	1,053	914	721
Other income (expense), net:
Interest expense	(229)	(225)	(225)
Other, net	6	—	11
	(223)	(225)	(214)
Income from continuing operations before income taxes	830	689	507
Income tax expense (benefit)	296	293	(361)
Income from continuing operations	534	396	868
(Loss) income from discontinued operations, net	—	(2)	35
Net income	534	394	903
Less: Net income attributable to noncontrolling interest	43	39	47
Net income attributable to Masco Corporation	$491	$355	$856

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$1.49	$1.04	$2.31
(Loss) income from discontinued operations, net	—	(0.01)	0.10
Net income	$1.49	$1.03	$2.40
Diluted:
Income from continuing operations	$1.47	$1.03	$2.28
(Loss) income from discontinued operations, net	—	(0.01)	0.10
Net income	$1.47	$1.02	$2.38

Amounts attributable to Masco Corporation:
Income from continuing operations	$491	$357	$821
(Loss) income from discontinued operations, net	—	(2)	35
Net income	$491	$355	$856

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2016, 2015 and 2014

	(In Millions)
	2016	2015	2014
Net income	$534	$394	$903
Less: Net income attributable to noncontrolling interest	43	39	47
Net income attributable to Masco Corporation	$491	$355	$856
Other comprehensive income (loss), net of tax (Note O):
Cumulative translation adjustment	$(78)	$(96)	$(124)
Interest rate swaps	1	2	1
Pension and other post-retirement benefits	(15)	26	(140)
Realized loss on available-for-sale securities	12	—	—
Other comprehensive (loss)	(80)	(68)	(263)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest:
Cumulative translation adjustment	$(10)	$(16)	$(31)
Pension and other post-retirement benefits	—	2	(6)
	(10)	(14)	(37)
Other comprehensive (loss) attributable to Masco Corporation	$(70)	$(54)	$(226)
Total comprehensive income	$454	$326	$640
Less: Total comprehensive income attributable to noncontrolling interest	33	25	10
Total comprehensive income attributable to Masco Corporation	$421	$301	$630

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2016, 2015 and 2014

	(In Millions)
	2016	2015	2014
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$534	$394	$903
Depreciation and amortization	134	133	167
Display amortization	25	20	15
Deferred income taxes	130	212	(406)
(Gain) on disposition of investments, net	(4)	(7)	(2)
Pension and other postretirement benefits	(78)	(18)	(36)
Impairment of property and equipment, net	—	2	27
Stock-based compensation	29	41	47
(Increase) in receivables	(120)	(104)	(81)
(Increase) decrease in inventories	(39)	17	(75)
Increase in accounts payable and accrued liabilities, net	71	82	63
Other items, net	44	(73)	(20)
Net cash from operating activities	726	699	602

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,300)	(500)	—
Purchase of Company common stock	(459)	(456)	(158)
Cash dividends paid	(128)	(126)	(117)
Dividends paid to noncontrolling interest	(31)	(36)	(34)
Cash distributed to TopBuild Corp.	—	(63)	—
Issuance of TopBuild Corp. debt	—	200	—
Issuance of notes, net of issuance costs	889	497	—
Debt extinguishment costs	(40)	—	—
Increase in debt	3	4	4
Issuance of Company common stock	1	2	1
Excess tax benefit from stock-based compensation	23	75	13
Payment of debt	(4)	(4)	(6)
Credit Agreement and other financing costs	—	(3)	—
Net cash for financing activities	(1,046)	(410)	(297)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(180)	(158)	(128)
Acquisition of businesses, net of cash acquired	—	(41)	(2)
Proceeds from disposition of:
Short-term bank deposits	251	279	379
Property and equipment	—	18	16
Other financial investments	32	10	64
Purchases of:
Short-term bank deposits	(211)	(253)	(399)
Other financial investments	—	(1)	(1)
Other, net	(16)	(43)	(29)
Net cash for investing activities	(124)	(189)	(100)
Effect of exchange rate changes on cash and cash investments	(34)	(15)	(45)
CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(478)	85	160
At January 1	1,468	1,383	1,223
At December 31	$990	$1,468	$1,383

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended December 31, 2016, 2015 and 2014

	(In Millions, Except Per Share Data)
	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2014	$787	$349	$16	$79	$115	$228
Total comprehensive income (loss)	640			856	(226)	10
Shares issued	(6)	3	(9)
Shares retired:
Repurchased	(158)	(7)	(28)	(123)
Surrendered (non-cash)	(15)		(15)
Cash dividends declared	(122)			(122)
Dividends paid to noncontrolling interest	(34)					(34)
Stock-based compensation	36		36
Balance, December 31, 2014	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive income (loss)	326			355	(54)	25
Shares issued	(15)	3	(18)
Shares retired:
Repurchased	(456)	(17)	(65)	(374)
Surrendered (non-cash)	(18)	(1)		(17)
Cash dividends declared	(126)			(126)
Dividends paid to noncontrolling interest	(36)					(36)
Separation of TopBuild Corp.	(828)			(828)
Stock-based compensation	83		83
Balance, December 31, 2015	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income (loss)	454			491	(70)	33
Shares issued	(24)	3	(27)
Shares retired:
Repurchased	(459)	(15)	(14)	(430)
Surrendered (non-cash)	(14)			(14)
Cash dividends declared	(128)			(128)
Dividends paid to noncontrolling interest	(31)					(31)
Stock-based compensation	41		41
Balance, December 31, 2016	$(103)	$318	$—	$(381)	$(235)	$195

See notes to consolidated financial statements.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES
Principles of Consolidation.    The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. We consolidate the assets, liabilities and results of operations of variable interest entities for which we are the primary beneficiary.
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
Customer Promotion Costs.    We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and certain co-operative advertising arrangements, promotions and other volume-based incentives. In-store displays that are owned by us and used to market our products are included in other assets in the consolidated balance sheets and are amortized using the straight-line method over the expected useful life of three to five years; related amortization expense is classified as a selling expense in the consolidated statements of operations.
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
Short-Term Bank Deposits.    We invest a portion of our foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximates fair value at December 31, 2016 and 2015. These short-term bank deposits are classified in the current assets section of our consolidated balance sheets, and interest income related to short-term bank deposits is recorded in our consolidated statements of operations in other income (expense), net.
Receivables.    We do significant business with a number of customers, including certain home center retailers and homebuilders. We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis and record related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. During downturns in our markets, declines in the financial condition and creditworthiness of customers impacts the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $40 million and $41 million at December 31, 2016 and 2015, respectively.
Property and Equipment.    Property and equipment, including significant improvements to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance and repair costs are charged against earnings as incurred.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
We review our property and equipment as events occur or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $124 million, $116 million and $132 million in 2016, 2015 and 2014, respectively.
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and, currently, a one to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We utilize our weighted average cost of capital of approximately 8.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2016, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.5 percent to 13.5 percent for our reporting units.
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
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Refer to Note H to the consolidated financial statements for additional information regarding goodwill and other intangible assets, net.
Fair Value Accounting.    We follow accounting guidance for our financial investments and liabilities, which defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. We also follow this guidance for our non-financial investments and liabilities.
The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of our investments in available-for-sale securities, private equity funds and other investments.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
We use derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates, commodity costs and interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value, netted by counterparty, where the right of offset exists. The gain or loss is recognized in determining current earnings during the period of the change in fair value. We currently do not have any derivative instruments for which we have designated hedge accounting.
Warranty.    We offer full and limited warranties on certain products with warranty periods ranging up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the aforementioned factors. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates thereby requiring adjustments to previously established accruals. Refer to Note U to the consolidated financial statements for additional information on our warranty accrual.
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
Insurance Reserves.    We provide for expenses associated with workers' compensation and product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. Any obligations expected to be settled within 12 months are recorded in accrued liabilities; all other obligations are recorded in other liabilities.
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
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2016 and 2015. The aggregate noncontrolling interest, net of dividends, at December 31, 2016 and 2015 has been recorded as a component of equity on our consolidated balance sheets.
Interest and Penalties on Uncertain Tax Positions.    We record interest and penalties on our uncertain tax positions in income tax expense (benefit).
Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2016 presentation in the consolidated financial statements. In our consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.
Revision of Previously Issued Financial Statements. We have revised the previously reported balances on our consolidated balance sheet as of December 31, 2015 to correct the classification for warranty claims not expected to be settled within the next year. Accrued liabilities decreased and other liabilities increased from the amounts previously reported by $102 million. This revision had no effect on our consolidated statements of operations or consolidated statements of cash flows. This revision is not considered material to our prior period financial statements.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-02 (“ASU 2015-02”) “Consolidation (Topic 810) — Amendments to the Consolidations Analysis,” which modifies certain aspects of both the variable interest entities and voting interest entities models. We adopted ASU 2015-02 on January 1, 2016. The adoption of the new standard did not have an impact on our financial position or our results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015‑03 (“ASU 2015-03”) “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB issued ASU 2015-15 to clarify that debt issuance costs related to line-of-credit arrangements may remain classified as an asset. We retrospectively adopted both ASU 2015-03 and ASU 2015-15 on January 1, 2016. As a result of the retrospective adoption of the standards, we reclassified $15 million of debt issuance costs from other assets to long-term debt, and $1 million of debt issuance costs from other assets to notes payable, as of December 31, 2015.

In May 2015, the FASB issued Accounting Standards Update 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent),” in which investments measured at fair value using the net asset value ("NAV") per share method (or its equivalent) as a practical expedient are removed from the fair value hierarchy and are separately presented to permit reconciliation of total pension plan assets. We retrospectively adopted ASU 2015-07 on December 31, 2016. As a result of the adoption, we have removed from the fair value hierarchies (in Note M) the defined-benefit pension plan assets valued using the NAV per share method (or its equivalent) as a practical expedient as of December 31, 2016 and 2015. We have separately presented the value of these assets to permit reconciliation to total pension assets.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice as to how certain transactions are classified in the statement of cash flows. We retrospectively adopted this guidance on December 31, 2016. As a result of the adoption of this standard, we reclassified $40 million of debt extinguishment costs from operating activities to financing activities in our statement of cash flows for the year ended December 31, 2016. There was no impact to our statements of cash flows for the years ended December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements. In May 2014, FASB issued a new standard for revenue recognition, Accounting Standards Codification 606 ("ASC 606"). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. The standard allows for either a full retrospective or modified retrospective method of adoption. We are finalizing our assessment of the impact of the adoption; however, currently, we do not expect the adoption will have a material impact on our financial position and results of operations. We currently anticipate adopting this standard on its effective date, January 1, 2018, under the full retrospective method of adoption. We have not experienced significant issues in our implementation process and we do not anticipate significant changes to our accounting policies.

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

In February 2016, the FASB issued a new standard for leases, Accounting Standards Codification 842 (“ASC 842”), which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019 and requires retrospective application. We expect this standard to increase our total assets and total liabilities; however, we are currently evaluating the magnitude of the impact the adoption of this new standard will have on our financial position and results of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Concluded)

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. ASU 2016-09 is effective for us for annual periods beginning January 1, 2017. We anticipate the impact of the adoption of this ASU will be limited to the reclassification of certain items within our statements of cash flows, which we intend to adopt retrospectively. We expect an increase to our cash flows from (for) operating activities and a decrease to our cash flows from (for) financing activities. Subsequent to adoption, we anticipate volatility in our effective tax rate as any windfall or shortfall tax benefits related to our stock-based compensation incentives will be recorded directly into our results of operations.

In January 2017, the FASB issued Accounting Standards Update 2017-04 ("ASU 2017-04"), "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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
The major classes of line items constituting pre-tax (loss) profit of the discontinued operations, in millions:

	Year Ended December 31
	2016	2015	2014
Net sales (1)	$—	$762	$1,515
Cost of sales (1)	—	603	1,188
Gross profit (1)	—	159	327
Selling, general and administrative expenses (1)	—	148	259
Income from discontinued operations	$—	$11	$68
Other discontinued operations results:
Loss on disposal of discontinued operations, net (2)	—	(1)	(6)
Income before income tax	—	10	62
Income tax expense (3)	—	(12)	(27)
(Loss) income from discontinued operations, net	$—	$(2)	$35

(1)	Net sales, cost of sales, gross profit, and selling, general and administrative expenses reflect the results of TopBuild.

(2)	Included in loss on disposal of discontinued operations, net in 2014 are additional costs and charges related to the 2013 sale of Tvilum, our Danish ready-to-assemble cabinet business.

(3)	The unusual relationship between income tax expense and income before income tax for 2015 resulted primarily from certain non-deductible transaction costs related to the spin off of TopBuild.
Other selected financial information for TopBuild during the period owned by us, was as follows, in millions:

	Year Ended December 31
	2016	2015	2014
Depreciation and amortization	$—	$6	$26
Capital expenditures	$—	$7	$13
We did not have any assets or liabilities related to discontinued operations at either December 31, 2016 or 2015.
In conjunction with the spin off, we entered into a Transition Services Agreement with TopBuild under which we provided administrative services to TopBuild subsequent to the separation. This agreement terminated on June 30, 2016. The fees for services rendered under the Transition Services Agreement are not material to our results of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. ACQUISITIONS
In the second quarter of 2015, we acquired a U.K. window business for approximately $16 million in cash in the Windows and Other Specialty Products segment. This acquisition will support our U.K. window business' growth strategy by expanding its product offerings into timber-alternative windows and doors.
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

D. INVENTORIES

	(In Millions) At December 31
	2016	2015
Finished goods	$366	$358
Raw material	254	238
Work in process	92	91
Total	$712	$687

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
Financial investments included in other assets were as follows, in millions:

	At December 31
	2016	2015
Auction rate securities	$—	$22
Total recurring investments	—	22
Equity method investments	13	13
Private equity funds	5	10
Other investments	—	3
Total	$18	$48
Auction Rate Securities.    During 2016, all of our auction rate securities were called by our counterparties and redeemed at values that approximated our recorded basis. Our investments in available-for-sale securities included cost basis of $19 million and pre-tax unrealized gains of $3 million and had a recorded basis of $22 million at December 31, 2015.
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
Private Equity Funds and Other Investments.    Our investments in private equity funds and other private investments, where we do not have significant influence, are carried at cost. During 2016, we abandoned our interest in a private investment, resulting in a $3 million loss recorded to our other investments.
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
For the year ended December 31, 2016, all our Level 3 investments were redeemed due to the early redemption of all our auction rate securities which reduced our Level 3 investments by $22 million.
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
There were no financial investments measured for impairment on a non-recurring basis during 2016, 2015 or 2014.
We did not have any transfers between Level 1 and Level 2 financial assets in 2016 or 2015.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. FAIR VALUE OF FINANCIAL INVESTMENTS AND LIABILITIES (Concluded)
Realized Gains (Losses).    Income from financial investments, net, included in other, net, within other income (expense), net, was as follows, in millions:

	2016	2015	2014
Realized gains from auction rate securities	$3	$—	$—
Equity investment income (loss), net	2	2	(2)
Realized gains from private equity funds	5	6	4
Loss from other investments	(3)	—	—
Income from financial investments, net	$7	$8	$2

Fair value of debt.    The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues or the current rates available to us for debt with similar terms and remaining maturities. The aggregate estimated market value of short-term and long-term debt at December 31, 2016 was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2015 was approximately $3.6 billion, compared with the aggregate carrying value of $3.4 billion.

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
Interest Rate Swap Agreements.    In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of approximately $2 million loss was recognized in our consolidated statement of operations in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At December 31, 2016, the balance remaining in accumulated other comprehensive loss was $13 million (pre-tax).
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
The pre-tax gains (losses) included in our consolidated statements of operations are as follows, in millions:

	Year Ended December 31,
	2016	2015	2014
Foreign currency contracts:
Exchange contracts	$—	$4	$5
Forward contracts	—	(3)	—
Metals contracts	5	(17)	(3)
Interest rate swaps	(2)	(2)	(2)
Total	$3	$(18)	$—
We present our derivatives net by counterparty, due to the right of offset under master netting arrangements in the consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At December 31, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts
Forward contracts	$21
Accrued liabilities		$(2)
Metals contracts	1
Accrued liabilities		—

	At December 31, 2015
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$39
Receivables		$1
Forward contracts	30
Accrued liabilities		(2)
Other liabilities		(1)
Metals contracts	50
Accrued liabilities		(10)
The fair value of all foreign currency and metals derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. PROPERTY AND EQUIPMENT

	(In Millions) At December 31
	2016	2015
Land and improvements	$111	$115
Buildings	712	672
Machinery and equipment	1,795	1,787
	2,618	2,574
Less: Accumulated depreciation	(1,558)	(1,547)
Total	$1,060	$1,027
We lease certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of operations totaled approximately $63 million, $60 million and $63 million during 2016, 2015 and 2014, respectively.
At December 31, 2016, future minimum lease payments were as follows, in millions:

2017	$44
2018	35
2019	25
2020	19
2021	16
2022 and beyond	50

During 2014, we decided to sell two facilities in our Cabinetry Products segment, and we recorded a charge of $28 million, included in cost of sales in the consolidated statement of operations, to reflect the estimated fair value of those two facilities. Fair value was estimated using a market approach, considering the estimated fair values for other comparable buildings in the areas where the facilities are located (Level 3 inputs). These facilities were sold in 2015.

H. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2016	Accumulated Impairment Losses	Net Goodwill At December 31, 2016
Plumbing Products	$519	$(340)	$179
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	987	(734)	253
Total	$2,040	$(1,208)	$832

	Gross Goodwill At December 31, 2015	Accumulated Impairment Losses	Net Goodwill At December 31, 2015	Additions (A)	Other (B)	Net Goodwill At December 31, 2016
Plumbing Products	$525	$(340)	$185	$—	$(6)	$179
Decorative Architectural Products	294	(75)	219	—	—	219
Cabinetry Products	240	(59)	181	—	—	181
Windows and Other Specialty Products	988	(734)	254	—	(1)	253
Total	$2,047	$(1,208)	$839	$—	$(7)	$832

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

	Gross Goodwill At December 31, 2014	Accumulated Impairment Losses	Net Goodwill At December 31, 2014	Additions (A)	Other (B)	Net Goodwill At December 31, 2015
Plumbing Products	$531	$(340)	$191	$8	$(14)	$185
Decorative Architectural Products	294	(75)	219	—	—	219
Cabinetry Products	240	(59)	181	—	—	181
Windows and Other Specialty Products	983	(734)	249	6	(1)	254
Total	$2,048	$(1,208)	$840	$14	$(15)	$839

(A)	Additions consist of acquisitions.

(B)	Other principally includes the effect of foreign currency translation.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2016, 2015 and 2014. There was no impairment of goodwill for any of our reporting units for any of these years.
Other indefinite-lived intangible assets were $136 million and $137 million at December 31, 2016 and 2015, respectively, and principally included registered trademarks. In 2016 and 2015, the impairment test indicated there was no impairment of other indefinite-lived intangible assets for any of our business units. In 2014, we recognized an insignificant impairment charge for other indefinite-lived intangible assets. As a result of our 2015 acquisitions, other indefinite lived intangible assets increased by $7 million as of the acquisition dates.
The carrying value of our definite-lived intangible assets was $18 million (net of accumulated amortization of $16 million) at December 31, 2016 and $23 million (net of accumulated amortization of $49 million) at December 31, 2015 and principally included customer relationships with a weighted average amortization period of 10 years in 2016 and 2015. Amortization expense related to the definite-lived intangible assets of continuing operations was $4 million, $6 million and $4 million in 2016, 2015 and 2014, respectively. As a result of our 2015 acquisitions, definite-lived intangible assets increased by $17 million as of the acquisition dates.
At December 31, 2016, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2017 – $3 million; 2018 – $2 million; 2019 – $2 million, 2020 – $2 million and 2021 –$2 million.

I. OTHER ASSETS

	(In Millions) At December 31
	2016	2015
Financial investments (Note E)	$18	$48
In-store displays, net	42	56
Deferred tax assets (Note S)	68	184
Other	29	22
Total	$157	$310
In-store displays are amortized using the straight-line method over the expected useful life of three to five years; we recognized amortization expense related to in-store displays of $25 million, $20 million and $15 million in 2016, 2015 and 2014, respectively. Cash spent for displays was $11 million, $43 million and $30 million in 2016, 2015 and 2014, respectively, and are included in other, net within investing activities on the consolidated statements of cash flows.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. ACCRUED LIABILITIES

	(In Millions) At December 31
	2016	2015
Salaries, wages and commissions	$191	$171
Advertising and sales promotion	146	132
Interest	51	62
Warranty (Note U)	56	50
Employee retirement plans	52	48
Insurance reserves	41	44
Property, payroll and other taxes	19	25
Dividends payable	32	32
Other	70	86
Total	$658	$650

K. DEBT

	(In Millions) At December 31
	2016	2015
Notes and debentures:
6.125%, due October 3, 2016	$—	$1,000
5.850%, due March 15, 2017	—	300
6.625%, due April 15, 2018	114	114
7.125%, due March 15, 2020	500	500
3.500%, due April 1, 2021	399	—
5.950%, due March 15, 2022	400	400
4.450%, due April 1, 2025	500	500
4.375%, due April 1, 2026	498	—
7.750%, due August 1, 2029	296	296
6.500%, due August 15, 2032	300	300
Other	9	13
Prepaid debt issuance costs	(19)	(16)
	2,997	3,407
Less: Current portion	2	1,004
Total long-term debt	$2,995	$2,403
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Concluded)
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
The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At December 31, 2016, we had no of outstanding standby letters of credit under the Amended Credit Agreement.
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
In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at December 31, 2016.
At December 31, 2016, the debt maturities during each of the next five years were as follows: 2017 – $2 million; 2018– $115 million; 2019 – $1 million; 2020 – $501 million and 2021 – $401 million.
Interest paid was $198 million, $216 million and $220 million in 2016, 2015 and 2014, respectively. The amount paid in 2016 excludes $40 million of debt extinguishment costs related to the early retirement of debt.

L. STOCK-BASED COMPENSATION
Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") replaced the 2005 Long Term Stock Incentive Plan in May 2014 and provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2016, outstanding stock-based incentives were in the form of long-term stock awards, stock options, phantom stock awards and stock appreciation rights.
Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	2016	2015	2014
Long-term stock awards	$23	$23	$33
Stock options	2	5	4
Phantom stock awards and stock appreciation rights	4	11	6
Total	$29	$39	$43
Income tax benefit (37 percent tax rate)	$11	$14	$16
At December 31, 2016, 16.3 million shares of our common stock were available under the 2014 Plan for the granting of stock options and other long-term stock incentive awards.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Continued)
Long-Term Stock Awards.    Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 1,055,380 shares of long-term stock awards during 2016.
Our long-term stock award activity was as follows, shares in millions:

	2016	2015	2014
Unvested stock award shares at January 1	5	6	8
Weighted average grant date fair value	$17	$18	$17
Stock award shares granted	1	1	1
Weighted average grant date fair value	$26	$26	$22
Stock award shares vested	2	2	2
Weighted average grant date fair value	$16	$17	$17
Stock award shares forfeited	—	—	1
Weighted average grant date fair value	$20	$18	$19
Forfeitures upon spin off (A)	—	1	—
Weighted average grant date fair value	$—	$20	$—
Modification upon spin off (B)	—	1	—
Unvested stock award shares at December 31	4	5	6
Weighted average grant date fair value	$20	$17	$18

(A)	In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

(B)
Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee Directors such that all individuals received an equivalent fair value both before and after the separation. The modification to the outstanding stock awards was made pursuant to existing anti-dilution provisions in our 2014 Plan and 2005 Long Term Incentive Plan.

At December 31, 2016, 2015 and 2014, there was $43 million, $42 million and $60 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at December 31, 2016, 2015 and 2014.
The total market value (at the vesting date) of stock award shares which vested during 2016, 2015 and 2014 was $43 million, $54 million and $50 million, respectively.
Stock Options.    Stock options are granted to our key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
We granted 474,500 shares of stock options during 2016 with a grant date weighted-average exercise price of approximately $26 per share. During 2016, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	2016		2015		2014
Option shares outstanding, January 1	12		18		24
Weighted average exercise price	$17		$21		$22
Option shares granted	—		—		—
Weighted average exercise price	$26		$26		$22
Option shares exercised	5		5		2
Aggregate intrinsic value on date of exercise (A)	$64	million	$50	million	$22	million
Weighted average exercise price	$21		$17		$16
Option shares forfeited	—		3		4
Weighted average exercise price	$—		$29		$28
Forfeitures upon spin off (B)	—		—		—
Weighted average exercise price	$—		$19		$—
Modifications upon spin off (C)	—		2		—
Option shares outstanding, December 31	7		12		18
Weighted average exercise price	$15		$17		$21
Weighted average remaining option term (in years)	4		3		4
Option shares vested and expected to vest, December 31	7		12		18
Weighted average exercise price	$15		$17		$21
Aggregate intrinsic value (A)	$118	million	$133	million	$110	million
Weighted average remaining option term (in years)	4		3		4
Option shares exercisable (vested), December 31	6		10		15
Weighted average exercise price	$13		$18		$22
Aggregate intrinsic value (A)	$102	million	$113	million	$84	million
Weighted average remaining option term (in years)	3		3		3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

(B)	In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

(C)
Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee Directors such that all individuals received an equivalent fair value both before and after the separation. The modification to the outstanding options was made pursuant to existing anti-dilution provisions in our 2014 Plan and 2005 Long Term Incentive Plan.

At December 31, 2016, 2015 and 2014, there was $6 million of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of 3 years at December 31, 2016, and 2 years at both 2015 and 2014.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Concluded)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2016	2015	2014
Weighted average grant date fair value	$6.43	$9.67	$9.53
Risk-free interest rate	1.41%	1.75%	1.91%
Dividend yield	1.49%	1.32%	1.34%
Volatility factor	29.00%	42.00%	49.00%
Expected option life	6 years	6 years	6 years
The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2016, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7 - 18	5	3 Years	$12	5	$12
$20 - 23	1	8 Years	$22	—	$21
$26 - 27	1	5 Years	$26	1	$27
$7 - 27	7	4 Years	$15	6	$13

Phantom Stock Awards and Stock Appreciation Rights ("SARs").    We grant phantom stock awards and SARs to certain non-U.S. employees.
Phantom stock awards are linked to the value of our common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. We account for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of our common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. We recognized expense of $2 million related to phantom stock awards in 2016, and $5 million in both 2015 and 2014. In 2016, 2015 and 2014, we granted 140,710 shares, 134,560 shares and 183,530 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million each year, and paid $5 million, $6 million and $5 million of cash in 2016, 2015 and 2014, respectively, to settle phantom stock awards.
SARs are linked to the value of our common stock on the date of grant and are settled in cash upon exercise. We account for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. We recognized expense of $2 million, $6 million and $1 million related to SARs in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, we did not grant any SARs.
Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2016	2015	2016	2015
Accrued compensation cost liability	$10	$13	$8	$10
Unrecognized compensation cost	$4	$4	$—	$—
Equivalent common shares	—	1	1	1

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Pre-tax expense related to our retirement plans was as follows, in millions:

	2016	2015	2014
Defined-contribution plans	$58	$52	$43
Defined-benefit pension plans	34	32	25
	$92	$84	$68
We froze all future benefit accruals under substantially all our domestic and foreign qualified and domestic non-qualified defined benefit pension plans several years ago.
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$1,059	$174	$1,145	$190
Service cost	3	—	3	—
Interest cost	41	7	41	7
Actuarial (gain) loss, net	50	1	(61)	(11)
Foreign currency exchange	(29)	—	(23)	—
Benefit payments	(69)	(12)	(46)	(12)
Projected benefit obligation at December 31	$1,055	$170	$1,059	$174
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$658	$—	$691	$—
Actual return on plan assets	58	—	(12)	—
Foreign currency exchange	(20)	—	(7)	—
Company contributions	100	12	38	12
Expenses, other	(10)	—	(6)	—
Benefit payments	(69)	(12)	(46)	(12)
Fair value of plan assets at December 31	$717	$—	$658	$—
Funded status at December 31:	$(338)	$(170)	$(401)	$(174)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31, 2016		At December 31, 2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$2	$—	$1	$—
Accrued liabilities	(1)	(12)	(3)	(12)
Other liabilities	(339)	(158)	(399)	(162)
Total net liability	$(338)	$(170)	$(401)	$(174)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Unrealized loss included in accumulated other comprehensive loss before income taxes was as follows, in millions:

	At December 31, 2016		At December 31, 2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$519	$54	$501	$56
Net transition obligation	1	—	1	—
Net prior service cost	3	—	2	—
Total	$523	$54	$504	$56
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$1,044	$170	$1,045	$174
Accumulated benefit obligation	$1,044	$170	$1,045	$174
Fair value of plan assets	$704	$—	$643	$—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2016 and 2015 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	2016		2015		2014
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—	$3	$—
Interest cost	49	7	47	7	47	7
Expected return on plan assets	(44)	—	(46)	—	(45)	—
Recognized net loss	17	2	18	3	11	2
Net periodic pension cost	$25	$9	$22	$10	$16	$9
We expect to recognize $21 million of pre-tax net loss from accumulated other comprehensive loss into net periodic pension cost in 2017 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within other comprehensive income (loss) is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within other comprehensive income (loss) is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	2016	2015
Equity securities	49%	49%
Debt securities	32%	32%
Other	19%	19%
Total	100%	100%

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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 compared to December 31, 2015.
        Common and Preferred Stocks and Short-Term and Other Investments: Valued at the closing price on the active market on which the individual securities are traded, or based on the active market for similar securities. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments.
        Private Equity and Hedge Funds: Valued based on an estimated fair value using either a market approach or an income approach, each of which requires a significant degree of judgment. There is no active trading market for these investments and they are generally illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments.
        Corporate, Government and Other Debt Securities: Valued based on either the closing price on the active market on which the individual securities are traded, or using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments.
        Common Collective Trust Fund: Valued based on an amortized cost basis, which approximates fair value. Such basis is determined by reference to the respective fund's underlying assets, which are primarily cash equivalents. There are no unfunded commitments or other restrictions associated with this fund.
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
The following table sets forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2016 and 2015, as well as those valued at NAV, which approximates fair value, in millions.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2016
	Level 1	Level 2	Level 3	Measured at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$142	$—	$—	$118	$260
International	74	—	—	16	90
Private Equity and Hedge Funds:
United States	—	—	37	—	37
International	—	—	24	32	56
Corporate Debt Securities:
United States	27	28	—	2	57
International	—	26	—	17	43
Government and Other Debt Securities:
United States	46	4	—	—	50
International	27	53	—	—	80
Common Collective Trust Fund – United States	—	4	—	—	4
Short-Term and Other Investments:
United States	2	—	—	—	2
International	5	15	18	—	38
Total Plan Assets	$323	$130	$79	$185	$717

	At December 31, 2015
	Level 1	Level 2	Level 3	Measured at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$127	$33	$—	$93	$253
International	55	7	—	7	69
Private Equity and Hedge Funds:
United States	—	—	49	3	52
International	—	—	20	4	24
Corporate Debt Securities:
United States	18	26	—	—	44
International	—	32	—	16	48
Government and Other Debt Securities:
United States	64	3	—	—	67
International	23	30	—	—	53
Common Collective Trust Fund – United States	—	4	—	—	4
Short-Term and Other Investments:
United States	2	—	—	—	2
International	2	21	19	—	42
Total Plan Assets	$291	$156	$88	$123	$658

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2016	2015
Fair Value, January 1	$88	$97
Purchases	6	4
Sales	(19)	(11)
Transfers, net	—	—
Unrealized gains (losses)	4	(2)
Fair Value, December 31	$79	$88
Assumptions.    Weighted-average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	2016	2015	2014
Discount rate for obligations	3.50%	4.00%	3.80%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	—	—	—
Discount rate for net periodic pension cost	4.00%	3.80%	4.40%
The discount rate for obligations for 2016, 2015 and 2014 was based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2016, 2015 and 2014 Towers Watson Rate Link Curve. At December 31, 2016, such rates for our defined-benefit pension plans ranged from 1.5 percent to 4.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.8 percent or higher. At December 31, 2015, such rates for our defined-benefit pension plans ranged from 2.0 percent to 4.3 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.0 percent or higher. The decrease in the weighted average discount rate from 2015 to 2016 is principally the result of lower long-term interest rates in the bond markets. At December 31, 2014, such rates for our defined‑benefit pension plans ranged from 2.0 percent to 4.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.7 percent or higher. The increase in the weighted average discount rate from 2014 to 2015 was principally the result of higher long-term interest rates in the bond market.
For 2016, 2015 and 2014, we determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at December 31, 2016, 2015 and 2014 also considered near term returns, including current market conditions as well as that pension assets are long-term in nature. The actual annual rate of return on our pension plan assets was positive 8.3 percent, negative 1.8 percent and positive 3.6 percent in 2016, 2015 and 2014, respectively. For the 10-year period ended December 31, 2016, the actual annual rate of return on our pension plan assets was 3.7 percent. Although this rate of return is less than our current expected long-term rate of return on plan assets, we note that the 10-year period ended December 31, 2016 includes one significant decline in the equity markets in 2008 (of negative 32.1 percent). Accordingly, and based on our target allocation, we believe a 7.25 percent expected long-term rate of return is reasonable.
The investment objectives seek to minimize the volatility of the value of our plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2016, we substantially achieved targeted asset allocation: 50 percent equities, 30 percent fixed-income, and 20 percent alternative investments (such as private equity, commodities and hedge funds).
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents in the United States based upon age and length of service. Substantially all of these plans were frozen several years ago. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $9 million and $10 million at December 31, 2016 and 2015, respectively.
Cash Flows.    At December 31, 2016, we expect to contribute approximately $45 million to our domestic qualified defined-benefit pension plans in 2017, which will exceed ERISA requirements. We also expect to contribute $7 million and $12 million to our foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2017.
At December 31, 2016, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2017	$49	$12
2018	$50	$12
2019	$50	$12
2020	$52	$12
2021	$52	$12
2022 - 2026	$272	$58

N. SHAREHOLDERS' EQUITY
On September 30, 2014, we announced that our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2007. At December 31, 2016, we have 12.9 million shares remaining under the authorization.
During 2016, we repurchased and retired 14.9 million shares of our common stock for cash aggregating $459 million (including 1.1 million shares to offset the dilutive impact of long-term stock awards granted in 2016). During 2015, we repurchased and retired 17.2 million shares of our common stock for cash aggregating $456 million (including 741 thousand shares to offset the dilutive impact of long-term stock awards granted in 2015). During 2014, we repurchased and retired 6.7 million shares of our common stock for cash aggregating $158 million (including 1.7 million shares to offset the dilutive impact of long-term stock awards granted in 2014).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. SHAREHOLDERS' EQUITY (Concluded)
On June 30, 2015, we completed the spin off of Top Build as an independent publicly traded company. As a result of the separation, our retained earnings decreased by $828 million in 2015.
On the basis of amounts paid (declared), cash dividends per common share were $0.385 ($0.390) in 2016, $0.365 ($0.370) in 2015 and $0.330 ($0.345) in 2014.
Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss attributable to Masco Corporation were as follows, in millions:

	At December 31
	2016	2015
Cumulative translation adjustments, net	$177	$245
Unrealized loss on available-for-sale securities, net	—	(12)
Unrealized loss on interest rate swaps, net	(15)	(16)
Unrecognized net loss and prior service cost, net	(397)	(382)
Accumulated other comprehensive loss	$(235)	$(165)

The cumulative translation adjustment, net, is reported net of income tax benefit of $2 million at both December 31, 2016 and 2015. The unrealized loss on available-for-sale securities, net, is reported net of income tax expense of $14 million at December 31, 2015. The $14 million of income tax expense was recognized into our consolidated statement of operations during 2016. Refer to Note S to the consolidated financial statements for additional information. The unrealized loss on interest rate swaps, net, is reported net of income tax expense of $2 million at both December 31, 2016 and 2015. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $164 million and $186 million at December 31, 2016 and 2015, respectively.

O. RECLASSIFICATIONS FROM OTHER COMPREHENSIVE INCOME (LOSS)
The reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations were as follows, in millions:

Accumulated Other Comprehensive Income (Loss)	2016	2015	2014	Statement of Operations Line Item
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$19	$21	$13	Selling, general and administrative expenses
Tax (benefit)	(7)	(8)	(5)
Net of tax	$12	$13	$8

Interest rate swaps	$2	$2	$2	Interest expense
Tax (benefit)	(1)	—	(1)
Net of tax	$1	$2	$1

Available-for-sale securities	$(3)	$—	$—	Other, net
Tax expense	15	—	—
Net of tax	$12	$—	$—

The tax expense related to the available-for-sale securities includes $14 million related to the disproportionate tax effect that we recognized as a result of the redemption of all of our auction rate securities. Refer to Note S to the consolidated financial statements for additional information.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. SEGMENT INFORMATION
Our reportable segments are as follows:
Plumbing Products –  principally includes faucets; plumbing fittings and valves; showerheads and hand showers; bathtubs and shower enclosures; toilets; spas; and exercise pools.
Decorative Architectural Products –  principally includes paints and other coating products; and cabinet, door, window and other hardware.
Cabinetry Products –  principally includes assembled kitchen and bath cabinets; home office workstations; entertainment centers; and storage products.
Windows and Other Specialty Products –  principally includes windows; window frame components; patio doors; staple gun tackers; staples; and other fastening tools.
The above products are sold to the home improvement and new home construction markets through home center retailers, mass merchandisers, hardware stores, homebuilders, distributors and other outlets for consumers and contractors and direct to the customer.
Our operations are principally located in North America and Europe. Our country of domicile is the United States of America.
Corporate assets consist primarily of real property, equipment, cash and cash investments and other investments.
Our segments are based upon similarities in products and represent the aggregation of operating units, for which financial information is regularly evaluated by our corporate operating executive in determining resource allocation and assessing performance, and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for us. We primarily evaluate performance based upon operating profit (loss) and, other than general corporate expense, allocate specific corporate overhead to each segment. The evaluation of segment operating profit (loss) also excludes the income from litigation settlements.
Information by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)(5)			Operating Profit (Loss) (5)(6)			Assets at December 31 (8)
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Our operations by segment were: (9)
Plumbing Products	$3,526	$3,341	$3,308	$642	$512	$512	$2,009	$1,972	$1,989
Decorative Architectural Products	2,092	2,020	1,998	430	403	360	894	874	857
Cabinetry Products	970	1,025	999	93	51	(62)	537	567	608
Windows and Other Specialty Products	769	756	701	(3)	57	47	743	748	702
Total	$7,357	$7,142	$7,006	$1,162	$1,023	$857	$4,183	$4,161	$4,156
Our operations by geographic area were:
North America	$5,834	$5,645	$5,377	$961	$841	$643	$3,001	$2,925	$2,861
International, principally Europe	1,523	1,497	1,629	201	182	214	1,182	1,236	1,295
Total, as above	$7,357	$7,142	$7,006	1,162	1,023	857	4,183	4,161	4,156
General corporate expense, net (6)				(109)	(109)	(145)
Income from litigation settlements (7)				—	—	9
Operating profit, as reported				1,053	914	721
Other income (expense), net				(223)	(225)	(214)
Income from continuing operations before income taxes				$830	$689	$507
Corporate assets (10)							954	1,503	1,576
Assets held for sale							—	—	1,476
Total assets							$5,137	$5,664	$7,208

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. SEGMENT INFORMATION (Concluded)

	Property Additions (5)			Depreciation and Amortization (5)
	2016	2015	2014	2016	2015	2014
Our operations by segment were: (9)
Plumbing Products	$110	$87	$65	$57	$56	$63
Decorative Architectural Products	22	16	12	16	16	16
Cabinetry Products	8	6	9	21	24	33
Windows and Other Specialty Products	30	41	28	21	18	18
	170	150	114	115	114	130
Unallocated amounts, principally related to corporate assets	10	1	1	19	13	11
Total	$180	$151	$115	$134	$127	$141

(1)	Included in net sales were export sales from the U.S. of $226 million, $217 million and $228 million in 2016, 2015 and 2014, respectively.

(2)	Excluded from net sales were intra-company sales between segments of less than one percent in 2016, 2015 and 2014.

(3)	Included in net sales were sales to one customer of $2,480 million, $2,378 million and $2,310 million in 2016, 2015 and 2014, respectively. Such net sales were included in each of our segments.

(4)	Net sales from our operations in the U.S. were $5,605 million, $5,407 million and $5,112 million in 2016, 2015 and 2014, respectively.

(5)	Net sales, operating profit (loss), property additions and depreciation and amortization expense for 2015 and 2014 excluded the results of businesses reported as discontinued operations.

(6)	General corporate expense, net included those expenses not specifically attributable to our segments.

(7)	The income from litigation settlements in 2014 relates to a business in our Decorative Architectural Products segment.

(8)
Long-lived assets of our operations in the U.S. and Europe were $1,508 million and $417 million, $1,487 million and $427 million, and $1,470 million and $428 million at December 31, 2016, 2015 and 2014, respectively.

(9)
In 2016, we renamed our Cabinetry Products and Windows and Other Specialty Products segments. The name change did not impact the review of financial information by our corporate operating executive or the composition of the segments.

(10)
Corporate assets at December 31, 2014 has not been recasted for the impact of the adoption of Accounting Standards Update 2015-03, as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability. Total debt issuance costs subject to reclassification would have been $15 million at December 31, 2014.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. SEVERANCE COSTS

As part of our continuing review of our operations, actions were taken during 2016, 2015 and 2014 to respond to market conditions. We recorded charges related to severance and early retirement programs of $8 million, $12 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were primarily paid when incurred. Such 2016 charges are reflected in the consolidated statement of operations in selling, general and administrative expenses and cost of sales, while 2015 and 2014 charges are principally reflected in selling, general and administrative expenses.

R. OTHER INCOME (EXPENSE), NET
Other, net, which is included in other income (expense), net, was as follows, in millions:

	2016	2015	2014
Income from cash and cash investments and short-term bank deposits	$4	$3	$3
Income from financial investments, net (Note E)	7	8	2
Foreign currency transaction (losses) gains	(3)	(14)	5
Other items, net	(2)	3	1
Total other, net	$6	$—	$11

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES

			(In Millions)
	2016	2015	2014
Income from continuing operations before income taxes:
U.S.	$614	$496	$270
Foreign	216	193	237
	$830	$689	$507
Income tax expense (benefit) on income from continuing operations:
Currently payable:
U.S. Federal	$73	$10	$3
State and local	24	27	1
Foreign	69	56	67
Deferred:
U.S. Federal	140	192	(401)
State and local	2	3	(21)
Foreign	(12)	5	(10)
	$296	$293	$(361)
Deferred tax assets at December 31:
Receivables	$10	$9
Inventories	17	17
Other assets, including stock-based compensation	58	78
Accrued liabilities	53	77
Long-term liabilities	280	266
Net operating loss carryforward	51	39
Tax credit carryforward	9	55
	478	541
Valuation allowance	(45)	(49)
	433	492
Deferred tax liabilities at December 31:
Property and equipment	127	104
Intangibles	222	212
Investment in foreign subsidiaries	15	8
Other	21	1
	385	325
Net deferred tax asset at December 31	$48	$167
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $68 million and $184 million, and net deferred tax liabilities (included in other liabilities) of $20 million and $17 million, at December 31, 2016 and 2015, respectively.
The current portion of the state and local income tax includes an $8 million, $5 million and $8 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations and favorable settlements on state audits in 2016, 2015 and 2014, respectively. The deferred portion of the state and local taxes includes a $5 million, $(1) million and $(29) million tax expense (benefit) resulting from a change in the valuation allowance against state and local deferred tax assets in 2016, 2015 and 2014, respectively. The deferred portion of the foreign taxes includes $6 million, $12 million and $(6) million tax expense (benefit) from a change in the valuation allowance against foreign deferred tax assets in 2016, 2015 and 2014, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES (Continued)
The accounting guidance for income taxes requires us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income (loss).  Subsequent adjustments to deferred taxes originally recorded to other comprehensive income (loss) may reverse in a different category of earnings, such as continuing operations resulting in a disproportionate tax effect within accumulated other comprehensive loss.
We created a $14 million disproportionate tax effect in prior years as the result of allocating a deferred tax charge to other comprehensive income (loss) on the unrealized gain of certain available-for-sale securities that was later reversed through continuing operations by a valuation allowance adjustment, followed by the disposition of the securities while in a full valuation allowance position.  Such disproportionate tax effect has remained in accumulated other comprehensive loss until such time as we cease to have an available-for-sale securities portfolio.  In the fourth quarter of 2016 as a result of our final auction rate securities being called by our counterparty and redeemed, the disproportionate tax effect was eliminated by recording a $14 million charge to income tax expense included in continuing operations that was offset by a corresponding tax benefit included in other comprehensive income (loss).
In the fourth quarter of 2016, we recorded a $13 million tax benefit from the recognition of a deferred tax asset on certain German net operating losses primarily resulting from a return to sustainable profitability.
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
Our capital management strategy includes the repurchase of Masco common stock, the payment of dividends, the pay-down of debt and the funding of potential acquisitions both within and outside the U.S. In order to provide greater flexibility in the execution of our capital management strategy, we determined in the fourth quarter of 2015 that we may repatriate earnings from certain foreign subsidiaries that were previously considered permanently reinvested. As a result, we recorded a $19 million charge to income tax expense in 2015 to recognize the required taxes on foreign earnings, including those previously considered permanently reinvested. Our December 31, 2016 and 2015, deferred tax balances on investment in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted.
The tax benefit from certain stock-based compensation is not recognized as a deferred tax asset until the tax deduction reduces cash taxes. During 2015, we recorded deferred tax assets of $53 million to paid-in capital related to additional net operating losses, previously not recognized, that were used to reduce cash taxes on our 2015 taxable income.
In the third quarter of 2014, we recorded a $517 million tax benefit from the release of the valuation allowance against our U.S. Federal and certain state deferred tax assets due primarily to a return to sustainable profitability in our U.S. operations. In reaching this conclusion, we considered the continued improvement in both the new home construction market and repair and remodel activity in the U.S. and our progress on strategic initiatives to reduce costs and expand our product leadership positions which contributed to the continued improvement in our U.S. operations over the past few years. We recorded an additional $12 million tax benefit during 2014 from the release of the valuation allowances against certain U.K. and Mexican deferred tax assets primarily resulting from a return to sustainable profitability in these jurisdictions.
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2016. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
Of the $60 million and $94 million deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2016 and December 31, 2015, respectively, $35 million and $67 million will expire between 2021 and 2036 and $25 million and $27 million are unlimited, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES (Continued)
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income from continuing operations was as follows:

	2016	2015	2014
U.S. Federal statutory tax rate – expense	35%	35%	35%
State and local taxes, net of U.S. Federal tax benefit	2	3	(2)
Lower taxes on foreign earnings	(2)	(1)	(5)
U.S. and foreign taxes on distributed and undistributed foreign earnings	1	3	—
Domestic production deduction	(1)	—	—
U.S. Federal valuation allowance	—	3	(98)
Other, net	1	—	(1)
Effective tax rate – expense (benefit)	36%	43%	(71)%
Income taxes paid were $190 million, $107 million and $80 million in 2016, 2015 and 2014, respectively.
A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows, in millions:

	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2015	$39	$9	$48
Current year tax positions:
Additions	10	—	10
Prior year tax positions:
Additions	1	—	1
Reductions	(1)	—	(1)
Lapse of applicable statute of limitations	(6)	—	(6)
Interest and penalties recognized in income tax expense	—	1	1
Balance at December 31, 2015	$43	$10	$53
Current year tax positions:
Additions	11	—	11
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	1	—	1
Reductions	(2)	—	(2)
Lapse of applicable statute of limitations	(6)	—	(6)
Interest and penalties recognized in income tax expense	—	(1)	(1)
Balance at December 31, 2016	$46	$9	$55
If recognized, $30 million and $28 million of the liability for uncertain tax positions at December 31, 2016 and 2015, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Of the $55 million and $53 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2016 and 2015, respectively, $54 million and $52 million are recorded in other liabilities, respectively, and $1 million is recorded as a net offset to other assets at both dates.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES (Concluded)
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Program ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2015. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2005.
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

T. EARNINGS PER COMMON SHARE
Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2016	2015	2014
Numerator (basic and diluted):
Income from continuing operations	$491	$357	$821
Less: Allocation to unvested restricted stock awards	6	5	16
Income from continuing operations attributable to common shareholders	485	352	805
(Loss) income from discontinued operations, net	—	(2)	35
Less: Allocation to unvested restricted stock awards	—	—	(1)
(Loss) income from discontinued operations attributable to common shareholders	—	(2)	34
Net income available to common shareholders	$485	$350	$839

Denominator:
Basic common shares (based upon weighted average)	326	338	349
Add: Stock option dilution	4	3	3
Diluted common shares	330	341	352
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the "two-class method." The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2016, 2015 and 2014, we allocated dividends and undistributed earnings to the participating securities.
Additionally, 338,000 common shares, 5 million common shares and 7 million common shares for 2016, 2015 and 2014, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.
Common shares outstanding included on our balance sheet and for the calculation of earnings per common share do not include unvested stock awards (4 million common shares and 5 million common shares at December 31, 2016 and 2015, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	2016	2015
Balance at January 1	$152	$135
Accruals for warranties issued during the year	66	56
Accruals related to pre-existing warranties	33	15
Settlements made (in cash or kind) during the year	(56)	(50)
Other, net (including currency translation)	(3)	(4)
Balance at December 31	$192	$152

During 2016, a business in the Windows and Other Specialty Products segment recorded a $31 million increase as a change in estimate of expected future warranty claims resulting from recent warranty claim trends, including, among other items, the nature and type of claim and estimate of costs to service claims.
Investments.    With respect to our investments in private equity funds, we had, at December 31, 2016, commitments to contribute up to $5 million of additional capital to such funds representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to certain of our private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

V. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Our quarterly results attributable to Masco Corporation were as follows:

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2016
Net sales	$7,357	$1,759	$1,877	$2,001	$1,720
Gross profit	$2,456	$573	$614	$700	$569
Income from continuing operations	$491	$98	$134	$150	$109
Net income	$491	$98	$134	$150	$109
Earnings per common share:
Basic:
Income from continuing operations	$1.49	$0.30	$0.41	$0.45	$0.33
Net income	$1.49	$0.30	$0.41	$0.45	$0.33
Diluted:
Income from continuing operations	$1.47	$0.30	$0.40	$0.45	$0.32
Net income	$1.47	$0.30	$0.40	$0.45	$0.32
2015
Net sales	$7,142	$1,715	$1,839	$1,929	$1,659
Gross profit	$2,253	$532	$589	$637	$495
Income from continuing operations	$357	$76	$111	$109	$61
Net income	$355	$75	$111	$105	$64
Earnings per common share:
Basic:
Income from continuing operations	$1.04	$0.23	$0.33	$0.32	$0.17
Net income	$1.03	$0.22	$0.33	$0.30	$0.18
Diluted:
Income from continuing operations	$1.03	$0.22	$0.32	$0.31	$0.17
Net income	$1.02	$0.22	$0.32	$0.30	$0.18
Earnings per common share amounts for the four quarters of December 31, 2016 and 2015 may not total to the earnings per common share amounts for the years ended December 31, 2016 and 2015 due to the allocation of income to participating securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures.
The Company's principal executive officer and principal financial officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2016, the Company's disclosure controls and procedures were effective.

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
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.    Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our Code of Business Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Amendments to or waivers of our Code of Business Ethics for directors and executive officers, if any, will be posted on our website. Other information required by this Item will be contained in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or before May 1, 2017, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information required by this Item will be contained in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or before May 1, 2017 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2016 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	7,024,915	$14.85	16,333,266
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed on or before May 1, 2017, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or before May 1, 2017, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item will be contained in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or before May 1, 2017, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
a.    Listing of Documents.

(1)
Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, consist of the following:

(2)	Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2016, 2015 and 2014, consists of the following:
II.  Valuation and Qualifying Accounts

(3)	Exhibits.
See separate Exhibit Index beginning on page 81.

Item 16.	Form 10-K Summary

The optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION
By:	/s/ John G. Sznewajs
John G. Sznewajs Vice President and Chief Financial Officer
February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith Allman	President, Chief Executive Officer and Director
Keith Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President and Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ John P. Lindow	Vice President, Controller and Chief Accounting Officer
John P. Lindow
/s/ J. Michael Losh	Chairman of the Board
J. Michael Losh
/s/ Mark R. Alexander	Director
Mark R. Alexander		February 9, 2017
/s/ Richard A. Manoogian	Chairman Emeritus
Richard A. Manoogian
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ Lisa A. Payne	Director
Lisa A. Payne
/s/ John C. Plant	Director
John C. Plant
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.
/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2016, 2015 and 2014

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet (d):
2016	$11	$4	$—		$(4)	(a)	$11
2015	$14	$4	$—		$(7)	(a)	$11
2014	$22	$3	$—		$(11)	(a)	$14
Valuation allowance on deferred tax assets:
2016	$49	$11	$(15)	(b)	$—		$45
2015	$66	$36	$(53)	(c)	$—		$49
2014	$662	$(539)	$(57)	(b)	$—		$66

(a)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)
Write off $13 million and $55 million of deferred tax assets on certain state and local net operating loss carryforwards against the valuation allowance, during 2016 and 2014, respectively, as it was determined that there was only a remote likelihood that such carryforwards could be utilized; and $2 million adjustment to the valuation allowance was recorded primarily in other comprehensive income (loss) in both 2016 and 2014.

(c)	Valuation allowance on deferred tax assets allocated to TopBuild due to its spin off into a separate stand-alone company on June 30, 2015.

(d)	Amounts exclude discontinued operations.

EXHIBIT INDEX

Exhibit No.			Incorporated By Reference			Filed Herewith
	Exhibit Description		Form	Exhibit	Filing Date
2	Separation and Distribution Agreement dated June 29, 2015.[1]		8-K	2.1	07/06/2015
3.a	Restated Certificate of Incorporation of Masco Corporation.		2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated May 8, 2012.					X
4.a
Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:
X
	(i)	6.625% Debentures Due April 15, 2018; and	2013 10-K	4.a.i(i)	02/14/2014
	(ii)	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015
4.b
Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:
X
	(i)	6-1/2% Notes Due August 15, 2032;	2012 10-K	4.b.i(i)	02/15/2013
	(ii)	7.125% Notes Due March 15, 2020;	2015 10-K	4.b.i(iv)	02/12/2016
	(iii)	5.950% Notes Due March 15, 2022;				X
	(iv)	4.450% Notes Due April 1, 2025;	8-K	4.1	03/23/2015
	(v)	3.500% Notes Due April 1, 2021; and	8-K	4.1	03/16/2016
	(vi)	4.375% Notes Due April 1, 2026.	8-K	4.2	03/16/2016
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

[1]
The schedules to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule.

Exhibit No.				Incorporated By Reference			Filed Herewith
	Exhibit Description			Form	Exhibit	Filing Date
10.a.i	Credit Agreement dated as of March 28, 2013 by and among Masco Corporation and Masco Europe S. à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities, Inc., PNC Bank, National Association, and SunTrust Bank as Co-Documentation Agents.			8-K	10	04/03/2013
10.a.ii	Amendment No. 1 dated as of May 29, 2015 to Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S. à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents.			8-K	10	06/04/2015
10.a.iii	Amendment No. 2 dated as of August 28, 2015 to Credit Agreement dated as of March 28, 2013 among Masco Corporation and Masco Europe S. à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities Inc., PNC Bank, National Association, and SunTrust Bank, as Co-Documentation Agents.			10-Q	10	10/27/2015

Note 2:	Exhibits 10.b through 10.m constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b.i	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):			2015 10-K	10.b.i	02/12/2016
	(i)	Form of Restricted Stock Award Agreements:
		(A)	for awards on or after January 1, 2013;	2012 10-K	10.b.i(i)(A)	02/15/2013
		(B)	for awards during 2012;	2012 10-K	10.b.i(i)(B)	02/15/2013
		(C)	for awards prior to 2012;	2015 10-K	10.b.i(i)(C)	02/12/2016
	(ii)	Form of Stock Option Grant Agreements:
		(A)	for grants on or after January 1, 2013;	2012 10-K	10.b.i(ii)(A)	02/15/2013
		(B)	for grants during 2012;	2012 10-K	10.b.i(ii)(B)	02/15/2013
		(C)	for grants prior to 2012; and	2015 10-K	10.b.i(ii)(C)	02/12/2016
	(iii)	Form of Stock Option Grant for Non- Employee Directors.		2014 10-K	10.c.i.iv	02/13/2015
10.b.ii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended July 2012):			2012 10-K	10.b.ii	02/15/2013
	(i)	Form of Restricted Stock Awards.		2012 10-K	10.b.ii(i)	02/15/2013
10.b.iii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended October 2010):			2015 10-K	10.b.iii	02/12/2016

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
	(i) Form of Restricted Stock Award for awards 2010 through 2012.	2012 10-K	10.b.iii(i)	02/15/2013
10.b.iv	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (for awards prior to 2010):	2012 10-K	10.b.iv	02/15/2013
	(i) Form of Stock Option Grant Agreement.	2012 10-K	10.b.iv(ii)	02/15/2013
10.c.i	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
	(i) Form of Restricted Stock Award Agreement; and	8-K	10.b	05/06/2014
	(ii) Form of Stock Option Grant Agreement.	8-K	10.d	05/06/2014
10.c.ii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.b	07/26/2016
	(i) Form of Restricted Stock Award Agreement for Non-Employee Directors.	8-K	10.c	05/06/2014
10.d	Forms of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto:
	(i) Richard A. Manoogian;	2015 10-K	10.d(i)	02/12/2016
	(ii) John G. Sznewajs (includes amendment freezing benefit accruals); and	2015 10-K	10.d(ii)	02/12/2016
	(iii) Gerald Volas (includes amendment freezing benefit accruals).	10-Q	10.a	04/28/2015
10.e	Masco Corporation 1997 Non-Employee Directors Stock Plan (as amended and restated October 27, 2005):	2015 10-K	10.e	02/12/2016
	(i) Form of Stock Option Grant.	2015 10-K	10.e(i)	02/12/2016
10.f	Other compensatory arrangements for executive officers.				X
10.g	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program.	2012 10 K	10.f.(i)	02/15/2013
10.h	Compensation of Non-Employee Directors.				X
10.i	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.				X
10.j.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	2014 10-K	10.k.i	02/13/2015
10.j.ii	Aircraft Time Sharing Agreement dated October 1, 2012 between Richard A. Manoogian and Masco Corporation.	2012 10-K	10.i.ii	02/15/2013
10.k	Employment Offer Letter dated October 23, 2014 between Christopher Kastner and Masco Corporation.	2014 10-K	10.m	02/13/2015
10.l	Employment Offer Letter dated November 1, 2014 between Amit Bhargava and Masco Corporation.	2014 10-K	10.n	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.m	Agreement dated as of June 11, 2015 between Gerald Volas and Masco Corporation.	8-K	10	06/15/2015
10.n	Tax Matters Agreement dated June 29, 2015.	8-K	10.1	07/06/2015
10.o	Transition Services Agreement dated June 29, 2015.	8-K	10.2	07/06/2015
10.p	Employee Matters Agreement dated June 29, 2015.	8-K	10.3	07/06/2015
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	Interactive Date File.				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.