Form 10-Q
period 2017-03-31
MASCO CORP /DE/
filed 2017-04-25
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number: 1-5794

Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of	(IRS Employer
Incorporation)	Identification No.)

21001 Van Born Road, Taylor, Michigan	48180
(Address of Principal Executive Offices)	(Zip Code)

(313) 274-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2017
Common stock, par value $1.00 per share	319,362,898

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2017 and December 31, 2016
(In Millions, Except Share Data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash investments	$689	$990
Short-term bank deposits	194	201
Receivables	1,144	917
Prepaid expenses and other	105	114
Inventories:
Finished goods	463	366
Raw material	263	254
Work in process	100	92
	826	712
Total current assets	2,958	2,934
Property and equipment, net	1,074	1,060
Goodwill	835	832
Other intangible assets, net	154	154
Other assets	118	157
Total assets	$5,139	$5,137

LIABILITIES
Current liabilities:
Accounts payable	$903	$800
Notes payable	3	2
Accrued liabilities	518	658
Total current liabilities	1,424	1,460
Long-term debt	2,996	2,995
Other liabilities	778	785
Total liabilities	5,198	5,240

Commitments and contingencies (Note M)

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2017 – 316,100,000; 2016 – 318,000,000	316	318
Preferred shares authorized: 1,000,000; Issued and outstanding: 2017 and 2016 – None	—	—
Paid-in capital	—	—
Retained deficit	(370)	(381)
Accumulated other comprehensive loss	(214)	(235)
Total Masco Corporation’s shareholders’ deficit	(268)	(298)
Noncontrolling interest	209	195
Total equity	(59)	(103)
Total liabilities and equity	$5,139	$5,137

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2017 and 2016
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,777	$1,720
Cost of sales	1,169	1,151
Gross profit	608	569
Selling, general and administrative expenses	355	335
Operating profit	253	234
Other income (expense), net:
Interest expense	(43)	(56)
Other, net	3	(1)
	(40)	(57)
Income before income taxes	213	177
Income tax expense	63	58
Net income	150	119
Less: Net income attributable to noncontrolling interest	10	10
Net income attributable to Masco Corporation	$140	$109

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.44	$.33
Diluted:
Net income	$.43	$.32

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2017 and 2016
(In Millions)

	Three Months Ended March 31,
	2017	2016
Net income	$150	$119
Less: Net income attributable to noncontrolling interest	10	10
Net income attributable to Masco Corporation	$140	$109
Other comprehensive income, net of tax (Note I):
Cumulative translation adjustment	$21	$24
Pension and other post-retirement benefits	4	3
Other comprehensive income	25	27
Less: Other comprehensive income attributable to noncontrolling interest	4	7
Other comprehensive income attributable to Masco Corporation	$21	$20
Total comprehensive income	$175	$146
Less: Total comprehensive income attributable to the noncontrolling interest	14	17
Total comprehensive income attributable to Masco Corporation	$161	$129

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2017 and 2016
(In Millions)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$253	$219
Increase in receivables	(237)	(198)
Increase in inventories	(109)	(63)
Decrease in accounts payable and accrued liabilities, net	(56)	(28)
Net cash for operating activities	(149)	(70)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(87)	(86)
Cash dividends paid	(32)	(32)
Issuance of notes, net of issuance costs	—	889
Issuance of Company common stock	—	1
Employee withholding taxes paid on stock-based compensation	(14)	(19)
Decrease in debt, net	—	(2)
Net cash (for) from financing activities	(133)	751

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(37)	(37)
Proceeds from disposition of:
Short-term bank deposits	11	60
Other financial investments	3	—
Property and equipment	6	—
Other, net	(9)	(3)
Net cash (for) from investing activities	(26)	20

Effect of exchange rate changes on cash and cash investments	7	6

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(301)	707
At January 1	990	1,468
At March 31	$689	$2,175

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2017 and 2016
(In Millions, Except Per Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income	146			109	20	17
Shares issued	(6)	2	(8)
Shares retired:
Repurchased	(86)	(3)	(7)	(76)
Surrendered (non-cash)	(11)			(11)
Cash dividends declared	(32)			(32)
Stock-based compensation	15		15
Balance, March 31, 2016	$84	$329	$—	$(310)	$(145)	$210

Balance, January 1, 2017	$(103)	$318	$—	$(381)	$(235)	$195
Total comprehensive income	175			140	21	14
Shares issued	(1)	1	(2)
Shares retired:
Repurchased	(92)	(3)	(5)	(84)
Surrendered (non-cash)	(13)			(13)
Cash dividends declared	(32)			(32)
Stock-based compensation	7		7
Balance, March 31, 2017	$(59)	$316	$—	$(370)	$(214)	$209

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly our financial position as at March 31, 2017, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month period ended March 31, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification. Certain prior year amounts have been reclassified to conform to the 2017 presentation in the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements. In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value, as opposed to the lower of cost or market. We adopted ASU 2015-11 on January 1, 2017. The adoption of the new standard did not have an impact on our financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017, using the retrospective options for reclassifying excess tax benefit from stock-based compensation and employee withholding taxes paid on stock-based compensation within our statement of cash flows. The adoption of the remaining requirements did not have an impact on our financial position or results of operation. As a result of this adoption, we increased cash flows from (for) operating activities and decreased cash flows from (for) financing activities by $30 million for the three-month period ended March 31, 2016. For full year 2016 and 2015, we currently estimate increasing cash flows from (for) operating activities and decreasing cash flows from (for) financing activities by $62 million and $111 million, respectively. Subsequent to adoption, tax effects related to employee share-based payments will be recorded to income tax expense, thus increasing the volatility in our effective tax rate.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted ASU 2017-04 effective January 1, 2017. The adoption of the new standard did not have an impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements.  In May 2014, FASB issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. The standard allows for either a full retrospective or modified retrospective method of adoption. We are finalizing our assessment of the impact of the adoption; however, currently, we do not expect the adoption will have a material impact on our financial position or results of operations. We currently anticipate adopting this standard on its effective date, January 1, 2018, under the full retrospective method of adoption. We have not experienced significant issues in our implementation process and we do not anticipate significant changes to our accounting policies.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In February 2016, the FASB issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019 and requires retrospective application. We expect this standard to increase our total assets and total liabilities; however, we are currently evaluating the magnitude of the impact the adoption of this new standard will have on our financial position and results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Concluded)

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASC 2017-07 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations; however, we expect the impact to be limited to the reclassification of non-service cost components of net benefit cost from operating profit to other income (expense), net, within our results of operations.

B. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2017, by segment, were as follows, in millions:

	Gross Goodwill At March 31, 2017	Accumulated Impairment Losses	Net Goodwill At March 31, 2017
Plumbing Products	$522	$(340)	$182
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	987	(734)	253
Total	$2,043	$(1,208)	$835

	Gross Goodwill At December 31, 2016	Accumulated Impairment Losses	Net Goodwill At December 31, 2016	Other(A)	Net Goodwill At March 31, 2017
Plumbing Products	$519	$(340)	$179	$3	$182
Decorative Architectural Products	294	(75)	219	—	219
Cabinetry Products	240	(59)	181	—	181
Windows and Other Specialty Products	987	(734)	253	—	253
Total	$2,040	$(1,208)	$832	$3	$835

(A)    Other principally includes the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $136 million at both March 31, 2017 and December 31, 2016, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $18 million at both March 31, 2017 and December 31, 2016 (net of accumulated amortization of $8 million and $16 million, respectively), and principally included customer relationships.

C. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $31 million and $32 million for the three-month periods ended March 31, 2017 and 2016, respectively.

D. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal daily business activities.  To manage these risks, we enter into various derivative contracts.  These contracts may include interest rate swap agreements, foreign currency contracts and metals contracts. We review our hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements.  In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011.  These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR.  Upon termination, the ineffective portion of the cash flow hedges of an approximately $2 million loss was recognized in our consolidated statement of operations in other, net.  The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At March 31, 2017, the balance remaining in accumulated other comprehensive loss was $12 million (pre-tax).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

Foreign Currency Contracts.  Our net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries.  To mitigate this risk, we, including certain of our European operations, enter into foreign currency forward contracts and foreign currency exchange contracts.

Gains (losses) related to foreign currency forward and exchange contracts are recorded in our condensed consolidated statements of operations in other income (expense), net.  In the event that the counterparties fail to meet the terms of the foreign currency forward or exchange contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.

Metals Contracts.  From time to time, we have entered into contracts to manage our exposure to increases in the prices of copper and zinc. Gains (losses) related to these contracts are recorded in our condensed consolidated statements of operations in cost of sales.

The pre-tax gains (losses) included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended March 31,
	2017	2016
Metals contracts	$—	$2

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements, in the condensed consolidated balance sheets.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At March 31, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$6
Accrued liabilities		$—
Forward contracts	18
Accrued liabilities		(2)

	At December 31, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Forward contracts	$21
Accrued liabilities		$(2)
Metals contracts	1
Accrued liabilities		—

The fair value of all foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2016
Balance at January 1	$192	$152
Accruals for warranties issued during the period	13	66
Accruals related to pre-existing warranties	3	33
Settlements made (in cash or kind) during the period	(14)	(56)
Other, net (including currency translation)	—	(3)
Balance at end of period	$194	$192

In the second and third quarters of 2016, a business unit in the Windows and Other Specialty Products segment recorded $10 million and $21 million, respectively, for increases in its estimate of expected future warranty claims relating to previously sold windows and doors. The change in estimate resulted from the adoption of an improved warranty valuation model and the availability of additional information used to support the estimate of costs to service claims and recent warranty claims trends, including a shift to increased costs to repair.

F. DEBT

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduced the aggregate commitment to $750 million and extended the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European Euro and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At March 31, 2017, we had no outstanding standby letters of credit under the Amended Credit Agreement.

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

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at March 31, 2017.

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues. The aggregate estimated market value of short-term and long-term debt was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion, at both March 31, 2017 and December 31, 2016.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At March 31, 2017, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended March 31,
	2017	2016
Long-term stock awards	$6	$5
Stock options	1	1
Phantom stock awards and stock appreciation rights	2	3
Total	$9	$9

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 770,870 shares of long-term stock awards in the three-month period ended March 31, 2017.

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2017	2016
Unvested stock award shares at January 1	4	5
Weighted average grant date fair value	$20	$17

Stock award shares granted	1	1
Weighted average grant date fair value	$34	$26

Stock award shares vested	2	2
Weighted average grant date fair value	$18	$16

Stock award shares forfeited	—	—
Weighted average grant date fair value	$22	$19

Unvested stock award shares at March 31	3	4
Weighted average grant date fair value	$23	$20

At March 31, 2017 and 2016, there was $63 million and $62 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of 4 years at both March 31, 2017 and 2016.

The total market value (at the vesting date) of stock award shares which vested during the three-month periods ended March 31, 2017 and 2016 was $39 million and $36 million, respectively.

Stock Options.  Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 397,350 shares of stock options in the three-month period ended March 31, 2017 with a grant date weighted-average exercise price of approximately $34 per share. In the three-month period ended March 31, 2017, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2017	2016
Option shares outstanding, January 1	7	12
Weighted average exercise price	$15	$17

Option shares granted	—	—
Weighted average exercise price	$34	$26

Option shares exercised	—	1
Aggregate intrinsic value on date of exercise (A)	$3 million	$18 million
Weighted average exercise price	$23	$18

Option shares forfeited	—	—
Weighted average exercise price	$—	$—

Option shares outstanding, March 31	7	11
Weighted average exercise price	$16	$18
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, March 31	7	11
Weighted average exercise price	$16	$18
Aggregate intrinsic value (A)	$131 million	$154 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), March 31	6	10
Weighted average exercise price	$13	$17
Aggregate intrinsic value (A)	$120 million	$138 million
Weighted average remaining option term (in years)	3	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At March 31, 2017 and 2016, there was $10 million and $8 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both March 31, 2017 and 2016.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. STOCK-BASED COMPENSATION (Concluded)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2017	2016
Weighted average grant date fair value	$9.68	$6.43
Risk-free interest rate	2.16%	1.41%
Dividend yield	1.19%	1.49%
Volatility factor	30.00%	29.00%
Expected option life	6 years	6 years

Restricted Stock Units. In March 2017, our Organization and Compensation Committee ("Compensation Committee") of the Board of Directors approved a Long Term Incentive Program ("LTIP Program"). Under the LTIP Program, we granted restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by the Compensation Committee for the performance period and the employee's continued employment through the share award date. Restricted stock units are granted at a target number; based on our performance, the number of restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200%. We granted 124,780 restricted stock units in the three-month period ended March 31, 2017, with a grant date fair value of approximately $34 per share. No restricted stock units were forfeited in the three-month period ended March 31, 2017.

H. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	12	1	11	1
Expected return on plan assets	(12)	—	(10)	—
Amortization of net loss	5	1	4	1
Net periodic pension cost	$6	$2	$6	$2

We froze all future benefit accruals under substantially all of our domestic and foreign qualified and domestic non-qualified defined benefit pension plans several years ago.

I. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Statement of Operations Line Item
	2017	2016
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$6	$5	Selling, general and administrative expenses
Tax (benefit)	(2)	(2)
Net of tax	$4	$3

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Net Sales(A)		Operating Profit
Operations by segment:
Plumbing Products	$863	$813	$156	$129
Decorative Architectural Products	505	493	101	105
Cabinetry Products	231	236	16	24
Windows and Other Specialty Products	178	178	6	3
Total	$1,777	$1,720	$279	$261
Operations by geographic area:
North America	$1,411	$1,350	$239	$215
International, principally Europe	366	370	40	46
Total	$1,777	$1,720	279	261
General corporate expense, net			(26)	(27)
Operating profit			253	234
Other income (expense), net			(40)	(57)
Income before income taxes			$213	$177

(A)	Inter-segment sales were not material.

K. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2017	2016
Income from cash and cash investments and short-term bank deposits	$1	$1
Equity investment income, net	—	1
Realized gains from private equity funds	1	—
Foreign currency transaction gains	1	—
Other items, net	—	(3)
Total other, net	$3	$(1)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended March 31,
	2017	2016
Numerator (basic and diluted):
Net income	$140	$109
Less: Allocation to unvested restricted stock awards	1	1
Net income available to common shareholders	$139	$108

Denominator:
Basic common shares (based upon weighted average)	317	330
Add: Stock option dilution	4	3
Diluted common shares	321	333

For the three-month periods ended March 31, 2017 and 2016, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 221,000 and 1 million common shares for the three-month periods ended March 31, 2017 and 2016, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

On September 30, 2014, we announced that our Board of Directors authorized the repurchase of up to 50 million shares for retirement of our common stock in open-market transactions or otherwise. In the first three months of 2017, we repurchased and retired 2.8 million shares of our common stock (including 0.8 million shares to offset the dilutive impact of long-term stock awards granted in the first quarter), for approximately $92 million, of which $87 million was paid in cash during the first three months of 2017. At March 31, 2017, we had 10.1 million shares remaining under the authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.100 ($0.100) and $0.095 ($0.095) for the three-month periods ended March 31, 2017 and 2016, respectively.

M. OTHER COMMITMENTS AND CONTINGENCIES

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

N. INCOME TAXES

Effective January 1, 2017, we adopted ASU 2016-09 which requires the tax effects related to employee share-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate.

Our effective tax rate was 30 percent and 33 percent for the three-month periods ended March 31, 2017 and 2016, respectively.  The decrease in the tax rate was primarily due to a $7 million income tax benefit on stock based compensation in the first quarter of 2017.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2017 VERSUS FIRST QUARTER 2016

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent Change
	2017	2016	2017 vs. 2016
Net Sales:
Plumbing Products	$863	$813	6%
Decorative Architectural Products	505	493	2%
Cabinetry Products	231	236	(2)%
Windows and Other Specialty Products	178	178	—%
Total	$1,777	$1,720	3%

North America	$1,411	$1,350	5%
International, principally Europe	366	370	(1)%
Total	$1,777	$1,720	3%

	Three Months Ended March 31,
	2017	2016
Operating Profit Margins: (A)
Plumbing Products	18.1%	15.9%
Decorative Architectural Products	20.0%	21.3%
Cabinetry Products	6.9%	10.2%
Windows and Other Specialty Products	3.4%	1.7%

North America	16.9%	15.9%
International, principally Europe	10.9%	12.4%
Total	15.7%	15.2%
Total operating profit margin, as reported	14.2%	13.6%

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

NET SALES

Net sales increased three percent for the three-month period ended March 31, 2017, from the comparable period of 2016. Excluding acquisitions and the unfavorable effect of currency translation, net sales increased five percent for the three-month period ended March 31, 2017, from the comparable period of 2016. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2017	2016
Net sales, as reported	$1,777	$1,720
Acquisitions (none)	—	—
Net sales, excluding acquisitions	1,777	1,720
Currency translation	22	—
Net sales, excluding acquisitions and the effect of currency translation	$1,799	$1,720

North American net sales increased five percent for the three-month period ended March 31, 2017, from the comparable period of 2016. Net sales were positively impacted by increased sales volume of plumbing products and builders’ hardware, which, in aggregate, increased sales by four percent for the three-month period ended March 31, 2017, from the comparable period of 2016. Favorable sales mix of cabinets, windows, and plumbing products increased sales by one percent, from the comparable period of 2016. Such increases were partially offset by decreased sales volumes in cabinets and windows, which, in aggregate, decreased sales by one percent for the three-month period ended March 31, 2017, from the comparable period of 2016.
International net sales decreased one percent for the three-month period ended March 31, 2017, from the comparable period of 2016, due primarily to a stronger U.S. dollar. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased five percent for the three-month period ended March 31, 2017, from the comparable period of 2016, primarily due to increased sales volume of plumbing products, net selling price increases of plumbing products and windows, and favorable product mix of cabinets, which, in aggregate, increased sales by six percent for the three-month period ended March 31, 2017, from the comparable period of 2016. Such increases were partially offset by lower sales volume of cabinets and unfavorable sales mix of plumbing products, which, in aggregate, decreased sales by two percent.

Net sales in the Plumbing Products segment increased six percent for the three-month period ended March 31, 2017, from the comparable period of 2016, due to increased sales volume of both North American and International operations and net selling price increases of International operations, which, in aggregate, increased sales by seven percent from the comparable period of 2016. Foreign currency translation reduced sales by two percent for the three-month period ended March 31, 2017, from the comparable period of 2016, primarily due to the stronger U.S. Dollar.

Net sales in the Decorative Architectural Products segment increased two percent for the three-month period ended March 31, 2017, from the comparable period of 2016, primarily due to increased sales volume of builders' hardware resulting from the expansion of our shower door program and growth in our BEHR PRO® business, partially offset by lower sales volume of total DIY paints and other coating products.

Net sales in the Cabinetry Products segment decreased two percent for the three-month period ended March 31, 2017, from the comparable period of 2016, due to decreased sales volume of both North American and international cabinets, primarily due to our deliberate exit of certain lower margin business in the direct-to-builder channel in the U.S. and other accounts in the U.K., which decreased sales by six percent from the comparable period of 2016. Lower net selling prices of North American cabinets also decreased sales by one percent from the comparable period of 2016. Such decreases were partially offset by a positive sales mix of North American and international cabinets, which increased sales by five percent from the comparable period of 2016.

Net sales in the Windows and Other Specialty Products segment was flat for the three-month period ended March 31, 2017, compared to the same period of 2016. A favorable sales mix of North American windows and net selling price increases of both North American and international windows, in aggregate, increased sales by six percent from the comparable period of 2016. Such increases were offset by foreign currency translation and decreased sales volume of North American windows.

OPERATING MARGINS

Our gross profit margins were 34.2 percent for the three-month period ended March 31, 2017, respectively, compared with 33.1 percent for the comparable period of 2016. The increase in gross profit margin was due primarily to increased sales volume, a more favorable relationship between net selling prices and commodity costs, and cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, were 20.0 percent for the three-month period ended March 31, 2017, compared to 19.5 percent for the comparable period of 2016. Increases in selling, general and administrative expenses were driven by higher trade show costs, increases in advertising expenses and investments in strategic growth initiatives.

Operating profit for the three-month period ended March 31, 2017 includes $2 million of costs and charges related to our business rationalizations and other initiatives, compared with $3 million for the comparable period of 2016.

Operating margin in the Plumbing Products segment for the three-month period ended March 31, 2017 was positively impacted by increased sales volume, a more favorable relationship between net selling prices and commodity costs (including an unfavorable impact from commodity hedging) and the benefits associated with cost savings initiatives. Such increases were partially offset by an increase in certain variable expenses (such as trade show costs) and investments in strategic growth initiatives.

Operating margin in the Decorative Architectural Products segment for the three-month period ended March 31, 2017 was negatively affected by an increase in certain variable expenses (such as advertising expenses), strategic growth investments to support the expansion of pro paint sales and an unfavorable relationship between net selling prices and commodity costs. Such cost increases were partially offset by increased sales volume of builders' hardware.

Operating margin in the Cabinetry Products segment for the three-month period ended March 31, 2017 was negatively affected by costs to support new product launches in North America and decreased sales volume. Such cost increases were partially offset by the benefits associated with business rationalization activities and other cost savings initiatives, as well as positive sales mix.

Operating margin in the Windows and Other Specialty Products segment for the three-month period ended March 31, 2017 was positively affected by cost savings initiatives and favorable product mix.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2017 was $43 million compared to $56 million for the three-month period ended March 31, 2016. Interest expense decreased due to the discharge of indebtedness as well as refinancing certain debt at more favorable interest rates.

Other, net, for the three-month period ended March 31, 2017 included gains of $1 million related to distributions from private equity funds, and for the three-month period ended March 31, 2016 included earnings of $1 million related to equity method investments.

INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month period ended March 31, 2017 was $140 million, compared with $109 million for the comparable period of 2016. Diluted earnings per common share for the three-month period ended March 31, 2017 was $.43 per common share, compared with $.32 per common share for the comparable period of 2016.

Effective January 1, 2017, we adopted ASU 2016-09 which requires the tax effects related to employee share-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate. Our effective tax rate of 30 percent and 33 percent for the three-month periods ended March 31, 2017 and 2016, respectively, was lower than our normalized tax rate of 34 percent (36 percent in 2016) due primarily to a $7 million income tax benefit on stock based compensation in first quarter of 2017 and a $3 million and $4 million state income tax benefit in the first quarters of 2017 and 2016, respectively, on uncertain tax positions resulting from the expiration of applicable statutes of limitation.

OTHER FINANCIAL INFORMATION

Our current ratio was 2.1 to 1 and 2.0 to 1 at March 31, 2017 and December 31, 2016, respectively.

For the three-month period ended March 31, 2017, net cash used by operating activities was $149 million. First quarter 2017 and 2016 cash for operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with fourth quarter 2016 and 2015, respectively.

For the three-month period ended March 31, 2017, net cash used by financing activities was $133 million, primarily due to $87 million for the repurchase and retirement of Company common stock (including 770,870 shares repurchased to offset the dilutive impact of long-term stock awards granted in 2017), $32 million for the payment of cash dividends and $14 million of employee withholding taxes paid on stock-based compensation.

For the three-month period ended March 31, 2017, net cash used by investing activities was $26 million, primarily due to $37 million used for capital expenditures, partially offset by $11 million in net proceeds from the disposition of short-term bank deposits.

Our cash, cash investments and short-term bank deposits were $0.9 billion and $1.2 billion at March 31, 2017 and December 31, 2016, respectively.  Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.  Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $0.9 billion and the $1.2 billion of cash, cash investments and short-term bank deposits held at March 31, 2017 and December 31, 2016, $578 million and $618 million, respectively, is held in our foreign subsidiaries.  If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018.  On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”).  The Amended Credit Agreement reduces the aggregate commitment to $750 million and extended the maturity date to May 29, 2020.  Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders.  See Note F to the condensed consolidated financial statements.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at March 31, 2017.

We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.

OUTLOOK FOR THE COMPANY

We continue to successfully execute against our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions, and Masco Operating System, our methodology to drive growth and productivity. We believe we will continue to see strong demand for our market-leading products, as the fundamentals for long-term demand in both repair and remodel and new home construction continue to be positive. We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

FORWARD-LOOKING STATEMENTS

This report contains statements that reflect our views about our future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” and similar references to future periods. Our views about future performance involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by the levels of home improvement activity and new home construction, our ability to maintain our strong brands and to develop and introduce new and improved products, our ability to maintain our competitive position in our industries, our reliance on key customers, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to improve our underperforming U.S. window business, the cost and availability of raw materials, our dependence on third party suppliers, and risks associated with international operations and global strategies.  These and other factors are discussed in detail in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  The forward-looking statements in this report speak only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note M to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three-month period ended March 31, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/17-1/31/17	1,002,140	$32.25	1,002,140	11,867,538
2/1/17-2/28/17	684,676	$33.55	684,676	11,182,862
3/1/17-3/31/17	1,089,949	$33.93	1,089,949	10,092,913
Total for the quarter	2,776,765	$33.23	2,776,765	10,092,913

(A)	In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10	–	Form of Long Term Incentive Program Awards

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President and Chief Financial Officer

April 25, 2017

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 10	Form of Long Term Incentive Program Awards

Exhibit 12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31a	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31b	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Interactive Data File