Form 10-Q
period 2017-06-30
MASCO CORP /DE/
filed 2017-07-27
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number: 1-5794

Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of	(IRS Employer
Incorporation)	Identification No.)

17450 Masco Way, Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2017
Common stock, par value $1.00 per share	318,593,732

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2017 and December 31, 2016
(In Millions, Except Share Data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash investments	$992	$990
Short-term bank deposits	144	201
Receivables	1,231	917
Prepaid expenses and other	89	114
Inventories:
Finished goods	471	366
Raw material	277	254
Work in process	102	92
	850	712
Total current assets	3,306	2,934
Property and equipment, net	1,080	1,060
Goodwill	797	832
Other intangible assets, net	156	154
Other assets	150	157
Total assets	$5,489	$5,137

LIABILITIES
Current liabilities:
Accounts payable	$960	$800
Notes payable	117	2
Accrued liabilities	615	658
Total current liabilities	1,692	1,460
Long-term debt	2,967	2,995
Other liabilities	760	785
Total liabilities	5,419	5,240

Commitments and contingencies (Note N)

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2017 – 315,400,000 ; 2016 – 318,000,000	315	318
Preferred shares authorized: 1,000,000; Issued and outstanding: 2017 and 2016 – None	—	—
Paid-in capital	—	—
Retained deficit	(288)	(381)
Accumulated other comprehensive loss	(158)	(235)
Total Masco Corporation’s shareholders’ deficit	(131)	(298)
Noncontrolling interest	201	195
Total equity	70	(103)
Total liabilities and equity	$5,489	$5,137

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$2,057	$2,001	$3,834	$3,721
Cost of sales	1,320	1,301	2,489	2,452
Gross profit	737	700	1,345	1,269
Selling, general and administrative expenses	380	365	735	700
Operating profit	357	335	610	569
Other income (expense), net:
Interest expense	(153)	(87)	(196)	(143)
Other, net	51	5	54	4
	(102)	(82)	(142)	(139)
Income before income taxes	255	253	468	430
Income tax expense	84	90	147	148
Net income	171	163	321	282
Less: Net income attributable to noncontrolling interest	13	13	23	23
Net income attributable to Masco Corporation	$158	$150	$298	$259

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.50	$.45	$.93	$.78
Diluted:
Net income	$.49	$.45	$.92	$.77

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$171	$163	$321	$282
Less: Net income attributable to noncontrolling interest	13	13	23	23
Net income attributable to Masco Corporation	$158	$150	$298	$259
Other comprehensive income (loss), net of tax (Note J):
Cumulative translation adjustment	$65	$(33)	$86	$(9)
Interest rate swaps	2	1	2	1
Pension and other post-retirement benefits	3	3	7	6
Realized gain on available-for-sale securities	—	(1)	—	(1)
Other comprehensive income (loss)	70	(30)	95	(3)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	14	(5)	18	2
Other comprehensive income (loss) attributable to Masco Corporation	$56	$(25)	$77	$(5)
Total comprehensive income	$241	$133	$416	$279
Less: Total comprehensive income attributable to the noncontrolling interest	27	8	41	25
Total comprehensive income attributable to Masco Corporation	$214	$125	$375	$254

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2017 and 2016
(In Millions)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$536	$433
Increase in receivables	(335)	(286)
Increase in inventories	(132)	(79)
Increase in accounts payable and accrued liabilities, net	86	122
Net cash from operating activities	155	190

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(535)	(1,300)
Purchase of Company common stock	(134)	(168)
Cash dividends paid	(64)	(63)
Dividends paid to noncontrolling interest	(35)	(31)
Issuance of notes, net of issuance costs	593	889
Debt extinguishment costs	(104)	(40)
Issuance of Company common stock	—	1
Employee withholding taxes paid on stock-based compensation	(27)	(24)
Increase (decrease) in debt, net	1	(2)
Net cash for financing activities	(305)	(738)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(77)	(79)
Proceeds from disposition of:
Business, net of cash disposed	126	—
Short-term bank deposits	73	117
Other financial investments	5	13
Property and equipment	6	—
Other, net	(9)	(6)
Net cash from investing activities	124	45

Effect of exchange rate changes on cash and cash investments	28	(9)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	2	(512)
At January 1	990	1,468
At June 30	$992	$956

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2017 and 2016
(In Millions, Except Per Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income (loss)	279			259	(5)	25
Shares issued	(11)	2	(13)
Shares retired:
Repurchased	(174)	(6)	(10)	(158)
Surrendered (non-cash)	(11)			(11)
Cash dividends declared	(63)			(63)
Dividends paid to noncontrolling interest	(31)					(31)
Stock-based compensation	23		23
Balance, June 30, 2016	$70	$326	$—	$(273)	$(170)	$187

Balance, January 1, 2017	$(103)	$318	$—	$(381)	$(235)	$195
Total comprehensive income	416			298	77	41
Shares issued	(13)	2	(15)
Shares retired:
Repurchased	(134)	(4)	(1)	(129)
Surrendered (non-cash)	(13)	(1)		(12)
Cash dividends declared	(64)			(64)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	16		16
Balance, June 30, 2017	$70	$315	$—	$(288)	$(158)	$201

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2017, our results of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016, and cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017, using the retrospective options for reclassifying excess tax benefit from stock-based compensation and employee withholding taxes paid on stock-based compensation within our statement of cash flows. The adoption of the remaining requirements did not have an impact on our financial position or results of operation. As a result of this adoption, we increased cash flows from (for) operating activities and decreased cash flows from (for) financing activities by $36 million for the six-month period ended June 30, 2016. For full year 2016 and 2015, we currently estimate increasing cash flows from (for) operating activities and decreasing cash flows from (for) financing activities by $62 million and $111 million, respectively. Subsequent to adoption, tax effects related to employee share-based payments will be recorded to income tax expense, thus increasing the volatility in our effective tax rate.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us for annual periods beginning January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASC 2017-09 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

B. DIVESTITURES

In the second quarter of 2017 we divested of Arrow Fastener Co., LLC ("Arrow"), a manufacturer and distributor of fastening tools, for proceeds of $126 million. In connection with the divestiture we recognized a gain of $49 million, included in other, net, within other income (expense), net in our condensed consolidated statement of operations. The results of this business are included within income before income taxes in the condensed consolidated statement of operations and reported as part of our Windows and Other Specialty Products segment prior to the date of the divestiture.

C. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2017, by segment, were as follows, in millions:

	Gross Goodwill At June 30, 2017	Accumulated Impairment Losses	Net Goodwill At June 30, 2017
Plumbing Products	$531	$(340)	$191
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	717	(511)	206
Total	$1,782	$(985)	$797

	Gross Goodwill At December 31, 2016	Accumulated Impairment Losses	Net Goodwill At December 31, 2016	Other(A)	Divestitures (B)	Net Goodwill At June 30, 2017
Plumbing Products	$519	$(340)	$179	$12	$—	$191
Decorative Architectural Products	294	(75)	219	—	—	219
Cabinetry Products	240	(59)	181	—	—	181
Windows and Other Specialty Products	987	(734)	253	—	(47)	206
Total	$2,040	$(1,208)	$832	$12	$(47)	$797

(A)    Other principally includes the effect of foreign currency translation.
(B)    Divestitures includes the disposition of Arrow in the second quarter of 2017 and is comprised of $270 million of gross goodwill and $223 million of accumulated impairment losses.

The carrying value of our other indefinite-lived intangible assets was $135 million and $136 million at June 30, 2017 and December 31, 2016, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $21 million (net of accumulated amortization of $9 million) and $18 million (net of accumulated amortization of $16 million) at June 30, 2017 and December 31, 2016, respectively, and principally included customer relationships.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $64 million and $66 million for the six-month periods ended June 30, 2017 and 2016, respectively.

E. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal daily business activities.  To manage these risks, we enter into various derivative contracts.  These contracts may include interest rate swap agreements, foreign currency contracts and metals contracts. We review our hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements.  In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011.  These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR.  Upon termination, the ineffective portion of the cash flow hedges of an approximately $2 million loss was recognized in our consolidated statement of operations in other, net.  The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At June 30, 2017, the balance remaining in accumulated other comprehensive loss was $9 million (pre-tax).

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

The pre-tax gains (losses) included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Metals contracts	$—	$2	$—	$4
Interest rate swaps	(3)	(1)	(3)	(1)
Total (loss) gain	$(3)	$1	$(3)	$3

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements, in the condensed consolidated balance sheets.  The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At June 30, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$4
Accrued liabilities		$—
Forward contracts	15
Accrued liabilities		(1)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

	At December 31, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Forward contracts	$21
Accrued liabilities		$(2)
Metals contracts	1
Accrued liabilities		—

The fair value of all foreign currency derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

F. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016
Balance at January 1	$192	$152
Accruals for warranties issued during the period	27	66
Accruals related to pre-existing warranties	2	33
Settlements made (in cash or kind) during the period	(28)	(56)
Other, net (including currency translation)	1	(3)
Balance at end of period	$194	$192

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

G. DEBT

On June 21, 2017, we issued $300 million of 3.5% Notes due November 15, 2027 and $300 million of 4.5% Notes due May 15, 2047. We received proceeds of $599 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On June 27, 2017, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire $299 million of our 7.125% Notes due March 15, 2020, $74 million of our 5.95% Notes due March 15, 2022, $62 million of our 7.75% Notes due August 1, 2029, and $100 million of our 6.5% Notes due August 15, 2032. In connection with these early retirements, we incurred a loss on debt extinguishment of $107 million, which was recorded as interest expense.

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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European Euro and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At June 30, 2017, we had no outstanding standby letters of credit under the Amended Credit Agreement.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. DEBT (Concluded)

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

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at June 30, 2017.

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of short-term and long-term debt was approximately $3.4 billion, compared with the aggregate carrying value of $3.1 billion, at June 30, 2017. The aggregate estimated market value of short-term and long-term debt was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion, at December 31, 2016.

H. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At June 30, 2017, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense and the related income tax benefit for these stock-based incentives were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Long-term stock awards	$7	$7	$13	$12
Stock options	1	—	2	1
Restricted stock units	1	—	1	—
Phantom stock awards and stock appreciation rights	3	(1)	5	2
Total	$12	$6	$21	$15

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 817,000 shares of long-term stock awards in the six-month period ended June 30, 2017.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2017	2016
Unvested stock award shares at January 1	4	5
Weighted average grant date fair value	$20	$17

Stock award shares granted	1	1
Weighted average grant date fair value	$34	$26

Stock award shares vested	2	2
Weighted average grant date fair value	$18	$16

Stock award shares forfeited	—	—
Weighted average grant date fair value	$24	$20

Unvested stock award shares at June 30	3	4
Weighted average grant date fair value	$24	$20

At June 30, 2017 and 2016, there was $56 million and $55 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both June 30, 2017 and 2016.

The total market value (at the vesting date) of stock award shares which vested during the six-month periods ended June 30, 2017 and 2016 was $41 million and $38 million, respectively.

Stock Options.  Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 397,350 shares of stock options in the six-month period ended June 30, 2017 with a grant date weighted-average exercise price of approximately $34 per share. In the six-month period ended June 30, 2017, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2017	2016
Option shares outstanding, January 1	7	12
Weighted average exercise price	$15	$17

Option shares granted	—	—
Weighted average exercise price	$34	$26

Option shares exercised	1	2
Aggregate intrinsic value on date of exercise (A)	$33 million	$31 million
Weighted average exercise price	$15	$21

Option shares forfeited	—	—
Weighted average exercise price	$—	$—

Option shares outstanding, June 30	6	10
Weighted average exercise price	$16	$17
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, June 30	6	10
Weighted average exercise price	$16	$17
Aggregate intrinsic value (A)	$130 million	$137 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), June 30	4	8
Weighted average exercise price	$13	$16
Aggregate intrinsic value (A)	$113 million	$122 million
Weighted average remaining option term (in years)	3	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. STOCK-BASED COMPENSATION (Concluded)

At June 30, 2017 and 2016, there was $9 million and $8 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both June 30, 2017 and 2016.

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

Restricted Stock Units. In March 2017, our Organization and Compensation Committee ("Compensation Committee") of the Board of Directors approved a Long Term Incentive Program ("LTIP Program"), replacing our previous Long Term Cash Incentive Plan. Under the LTIP Program, we granted restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by the Compensation Committee for the performance period and the employee's continued employment through the share award date. Restricted stock units are granted at a target number; based on our performance, the number of restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200%. We granted 124,780 restricted stock units in the six-month period ended June 30, 2017, with a grant date fair value of approximately $34 per share. No restricted stock units were forfeited in the six-month period ended June 30, 2017.

I. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$—	$—	$—	$—
Interest cost	13	2	10	3
Expected return on plan assets	(12)	—	(9)	—
Amortization of net loss	5	—	3	—
Net periodic pension cost	$6	$2	$4	$3

	Six Months Ended June 30,
	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	25	3	21	4
Expected return on plan assets	(24)	—	(19)	—
Amortization of net loss	10	1	7	1
Net periodic pension cost	$12	$4	$10	$5

We froze all future benefit accruals under substantially all of our domestic and foreign qualified and domestic non-qualified defined benefit pension plans several years ago.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2017	2016	2017	2016
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$5	$3	$11	$8	Selling, general and administrative expenses
Tax (benefit)	(2)	—	(4)	(2)
Net of tax	$3	$3	$7	$6

Interest rate swaps	$3	$1	$3	$1	Interest expense
Tax (benefit)	(1)	—	(1)	—
Net of tax	$2	$1	$2	$1

Available-for-sale securities	$—	$(1)	$—	$(1)	Other, net
Tax expense	—	—	—	—
Net of tax	$—	$(1)	$—	$(1)

K. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$949	$923	$198	$188	$1,812	$1,736	$354	$317
Decorative Architectural Products	653	620	141	139	1,158	1,113	242	244
Cabinetry Products	251	261	30	34	482	497	46	58
Windows and Other Specialty Products	204	197	18	(2)	382	375	24	1
Total	$2,057	$2,001	$387	$359	$3,834	$3,721	$666	$620
Operations by geographic area:
North America	$1,660	$1,598	$330	$299	$3,071	$2,948	$569	$514
International, principally Europe	397	403	57	60	763	773	97	106
Total	$2,057	$2,001	387	359	$3,834	$3,721	666	620
General corporate expense, net			(30)	(24)			(56)	(51)
Operating profit			357	335			610	569
Other income (expense), net			(102)	(82)			(142)	(139)
Income before income taxes			$255	$253			$468	$430

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain on sale of business	$49	$—	$49	$—
Income from cash and cash investments and short-term bank deposits	1	1	2	2
Equity investment income, net	1	—	1	1
Realized gain from auction rate securities	—	1	—	1
Realized gains from private equity funds	1	1	2	1
Foreign currency transaction (losses) gains	(1)	2	—	2
Other items, net	—	—	—	(3)
Total other, net	$51	$5	$54	$4

M. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$158	$150	$298	$259
Less: Allocation to unvested restricted stock awards	1	2	3	3
Net income available to common shareholders	$157	$148	$295	$256

Denominator:
Basic common shares (based upon weighted average)	315	328	316	329
Add: Stock option dilution	4	3	4	4
Diluted common shares	319	331	320	333

For the three-month and six-month periods ended June 30, 2017 and 2016, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 397,000 and 310,000 common shares for the three-month and six-month periods ended June 30, 2017, respectively, and 380,000 and 1 million common shares for the three-month and six-month periods ended June 30, 2016, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. In the first six months of 2017, we repurchased and retired 4.0 million shares of our common stock (including 0.8 million shares to offset the dilutive impact of long-term stock awards granted in the first half of the year), for approximately $134 million. At June 30, 2017, we had $1.486 billion remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.100 ($0.100) and $0.200 ($0.200) for the three-month and six-month periods ended June 30, 2017, respectively, and $0.095 ($0.095) and $0.190 ($0.190) for the three-month and six-month periods ended June 30, 2016, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

N. OTHER COMMITMENTS AND CONTINGENCIES

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

O. INCOME TAXES

Effective January 1, 2017, we adopted ASU 2016-09 which requires the tax effects related to employee share-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate.

Our effective tax rate was 33 percent and 31 percent for the three-month and six-month periods ended June 30, 2017, respectively, and 36 percent and 34 percent for the three-month and six-month periods ended June 30, 2016, respectively.  The decrease in the rates is primarily due to a $10 million and $17 million income tax benefit on employee share-based payments recognized during the three-month and six-month periods ended June 30, 2017, respectively.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2017 AND THE FIRST SIX MONTHS 2017 VERSUS SECOND QUARTER 2016 AND THE FIRST SIX MONTHS 2016

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Change
	2017	2016	2017 vs. 2016
Net Sales:
Plumbing Products	$949	$923	3%
Decorative Architectural Products	653	620	5%
Cabinetry Products	251	261	(4)%
Windows and Other Specialty Products	204	197	4%
Total	$2,057	$2,001	3%

North America	$1,660	$1,598	4%
International, principally Europe	397	403	(1)%
Total	$2,057	$2,001	3%

	Six Months Ended June 30,		Percent Change
	2017	2016	2017 vs. 2016
Net Sales:
Plumbing Products	$1,812	$1,736	4%
Decorative Architectural Products	1,158	1,113	4%
Cabinetry Products	482	497	(3)%
Windows and Other Specialty Products	382	375	2%
Total	$3,834	$3,721	3%

North America	$3,071	$2,948	4%
International, principally Europe	763	773	(1)%
Total	$3,834	$3,721	3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Profit (Loss) Margins: (A)
Plumbing Products	20.9%	20.4%	19.5%	18.3%
Decorative Architectural Products	21.6%	22.4%	20.9%	21.9%
Cabinetry Products	12.0%	13.0%	9.5%	11.7%
Windows and Other Specialty Products	8.8%	(1.0)%	6.3%	0.3%

North America	19.9%	18.7%	18.5%	17.4%
International, principally Europe	14.4%	14.9%	12.7%	13.7%
Total	18.8%	17.9%	17.4%	16.7%
Total operating profit margin, as reported	17.4%	16.7%	15.9%	15.3%

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
NET SALES

Net sales increased three percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Excluding acquisitions and the unfavorable effect of currency translation, net sales increased four percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales, as reported	$2,057	$2,001	$3,834	$3,721
Acquisitions (none)	—	—	—	—
Net sales, excluding acquisitions	2,057	2,001	3,834	3,721
Currency translation	23	—	45	—
Net sales, excluding acquisitions and the effect of currency translation	$2,080	$2,001	$3,879	$3,721

North American net sales increased four percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Net sales were positively impacted by increased sales volume of plumbing products, paints and other coating products, builders' hardware, and, for the three-month period only, windows, which, in aggregate, increased sales by four percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Favorable sales mix of cabinets, windows and plumbing products increased sales by one percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Such increases were partially offset by decreased sales volumes in cabinets, which decreased sales by one percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016.

International net sales decreased one percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016, due primarily to a stronger U.S. dollar. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased four percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Net sales were positively impacted by increased sales volume of plumbing products, net selling price increases of plumbing products and windows, and, for the six-month period only, a favorable sales mix of cabinets, which, in aggregate, increased sales by seven percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Such increases were partially offset by an unfavorable sales mix of plumbing products and lower sales volume of cabinets and windows, which, in aggregate, decreased sales by four percent and three percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016.

Net sales in the Plumbing Products segment increased three percent and four percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016, due primarily to increased sales volume of both North American and International operations, net selling price increases of International operations and a favorable sales mix of North American operations, which, in aggregate, increased sales by six percent and seven percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016. These increases were partially offset by an unfavorable sales mix of International operations, which decreased sales by one percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Foreign currency translation additionally reduced sales by two percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016, primarily due to the stronger U.S. Dollar.

Net sales in the Decorative Architectural Products segment increased five percent and four percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016, primarily due to increased sales volume of paints and other coating products and builders' hardware, resulting from growth in our Behr pro initiative and the expansion of our shower door program.

Net sales in the Cabinetry Products segment decreased four percent and three percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016, due to decreased sales volume of both North American and international cabinets, primarily due to the continued exit of certain direct-to-builder business in the U.S. and other accounts in the U.K., which decreased sales by five percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016. Lower net selling prices of North American cabinets also decreased sales by two percent and one percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016. Such decreases were partially offset by a positive sales mix of North American cabinets and, for the six-month period only, international cabinets, which increased sales by four percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016.

Net sales in the Windows and Other Specialty Products segment increased four percent and two percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016. Net selling price increases of both North American and international windows, combined with a favorable sales mix of North American windows, and, for the three-month period only, increased sales volume of North American windows, in aggregate, increased sales by eight percent and five percent for the three-month and six-month periods ended June 30, 2017, respectively, from the comparable periods of 2016. Such increases were partially offset by foreign currency translation, which decreased sales by three percent for both the three-month and six-month periods ended June 30, 2017, from the comparable periods of 2016.

OPERATING MARGINS

Our gross profit margins were 35.8 percent and 35.1 percent for the three-month and six-month periods ended June 30, 2017, respectively, compared with 35.0 percent and 34.1 percent for the comparable periods of 2016. The increase in gross profit margin was due primarily to increased sales volume, cost savings initiatives and a decrease in warranty costs due to the absence of a $10 million adjustment recorded in the second quarter of 2016.

Selling, general and administrative expenses, as a percentage of sales, were 18.5 percent and 19.2 percent for the three-month and six-month periods ended June 30, 2017, respectively, compared to 18.2 percent and 18.8 percent for the comparable periods of 2016. Increases in selling, general and administrative expenses were primarily driven by increases in investments in strategic growth initiatives and, for the six-month period only, higher trade show costs.

Operating profit for the six-month period ended June 30, 2017 includes $2 million of costs and charges related to our business rationalization initiatives. Operating profit for three-month and six-month periods ended June 30, 2016 includes $7 million and $10 million of costs and charges related to our business rationalization initiatives.

Operating margins in the Plumbing Products segment for the three-month period ended June 30, 2017 were positively impacted by increased sales volume and cost savings initiatives, partially offset by an increase in certain variable expenses and investments in strategic growth initiatives. Operating margins for the six-month period ended June 30, 2017 were positively impacted by increased sales volume, cost savings initiatives, and a favorable relationship between net selling prices and commodity costs (including an unfavorable impact from commodity hedging), partially offset by an increase in certain variable expenses (including trade show costs) and investments in strategic growth initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2017 were negatively affected by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products, an increase in strategic growth investments to support the expansion of pro paint sales, and, for the six-month period only, certain variable expenses (such as advertising expenses). Such cost increases were partially offset by increased sales volume, cost savings initiatives and a favorable relationship between net selling prices and commodity costs of builder’s hardware.

Operating margins in the Cabinetry Products segment for the three-month and six-month periods ended June 30, 2017 were negatively affected by decreased sales volume, an unfavorable relationship between net selling prices and commodity costs, and costs to support new product launches in North America. Such cost increases were partially offset by cost savings initiatives as well as positive sales mix.

Operating margins in the Windows and Other Specialty Products segment for the three-month and six-month periods ended June 30, 2017 were positively affected by a decrease in warranty costs due to the absence of a $10 million adjustment recorded in the second quarter of 2016. Operating margins were also positively affected by cost savings initiatives and a favorable relationship between net selling prices and commodity costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2017 was $153 million and $196 million, respectively, compared to $87 million and $143 million for the three-month and six-month periods ended June 30, 2016, respectively. Interest expense increased due primarily to $107 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the second quarter of 2017, compared to the $40 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the second quarter of 2016. This increase was partially offset by the discharge of indebtedness (for the six month-period only) as well as refinancing certain debt at more favorable interest rates.

Other, net, for the three-month and six-month periods ended June 30, 2017 included gains of $49 million related to the sale of Arrow and earnings of $1 million related to equity method investments, as well as $1 million and $2 million, respectively, related to distributions from private equity funds. Other, net, for the three-month and six-month periods ended June 30, 2016 included gains of $1 million on the redemption of auction rate securities and $1 million related to distributions from private equity funds. The six-month period ended June 30, 2016 also included $1 million of earnings from equity investments.

INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and six-month periods ended June 30, 2017 was $158 million and $298 million, respectively, compared with $150 million and $259 million, respectively, for the comparable periods of 2016. Diluted earnings per common share for the three-month and six-month periods ended June 30, 2017 was $.49 and $.92, respectively, per common share, compared with $.45 and $.77, respectively, per common share for the comparable periods of 2016.

Effective January 1, 2017, we adopted ASU 2016-09 which requires the tax effects related to employee share-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate. Our effective tax rate was 33 percent and 31 percent for the three-month and six-month periods ended June 30, 2017, respectively, and 36 percent and 34 percent for the three-month and six-month periods ended June 30, 2016, respectively. These rates are lower than our normalized tax rate of 34 percent (36 percent in 2016) due primarily to a $10 million and $17 million income tax benefit on employee share-based payments recognized during the three-month and six-month periods ended June 30, 2017, respectively, and a $3 million and $4 million state income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation in the six-month periods ended June 30, 2017 and 2016, respectively.

OTHER FINANCIAL INFORMATION

Our current ratio was 2.0 to 1 at both June 30, 2017 and December 31, 2016.

For the six-month period ended June 30, 2017, net cash provided by operating activities was $155 million.

For the six-month period ended June 30, 2017, net cash used by financing activities was $305 million, primarily due to the early retirement of $299 million of our 7.125% Notes due March 15, 2020, $74 million of our 5.95% Notes due March 15, 2022, $62 million of our 7.75% Notes due August 1, 2029, and $100 million of our 6.5% Notes due August 15, 2032, and related costs of $104 million. Net cash used by financing activities was also impacted by $134 million for the repurchase and retirement of Company common stock (including 0.8 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2017), $64 million for the payment of cash dividends, $35 million for dividends paid to noncontrolling interests, and $27 million of employee withholding taxes paid on stock-based compensation. These amounts were partially offset by the issuance of $300 million of 3.5% Notes due November 15, 2027 and $300 million of 4.5% Notes due May 15, 2047.

For the six-month period ended June 30, 2017, net cash provided by investing activities was $124 million, primarily due to $126 million from the sale of Arrow and $73 million in proceeds from the disposition of short-term bank deposits, partially offset by $77 million used for capital expenditures.

Our cash, cash investments and short-term bank deposits were $1.1 billion and $1.2 billion at June 30, 2017 and December 31, 2016, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.1 billion and the $1.2 billion of cash, cash investments and short-term bank deposits held at June 30, 2017 and December 31, 2016, $625 million and $618 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On June 21, 2017, we issued $300 million of 3.5% Notes due November 15, 2027 and $300 million of 4.5% Notes due May 15, 2047. We received proceeds of $599 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On June 27, 2017, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire $299 million of our 7.125% Notes due March 15, 2020, $74 million of our 5.95% Notes due March 15, 2022, $62 million of our 7.75% Notes due August 1, 2029, and $100 million of our 6.5% Notes due August 15, 2032. In connection with these early retirements, we incurred a loss on debt extinguishment of $107 million, which was recorded as interest expense.

On March 28, 2013, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the “Amended Credit Agreement”). The Amended Credit Agreement reduces the aggregate commitment to $750 million and extended the maturity date to May 29, 2020. Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders. See Note G to the condensed consolidated financial statements.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at June 30, 2017.

We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.

OUTLOOK FOR THE COMPANY

We continue to successfully execute against our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions, and Masco Operating System, our methodology to drive growth and productivity. We believe the demand drivers underlying our business are strong and support continued long-term growth of our market-leading products. We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

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

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three-month period ended June 30, 2017 under the 2014 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/17-4/30/17	846,400	$33.67	846,400	9,246,513
5/1/17-5/12/17	—	$—	—	9,246,513
Total for the period	846,400	$33.67	846,400

(A)	In September 2014, our Board of Directors authorized the purchase of up to 50 million shares of our common stock in open-market transactions or otherwise. This authorization was replaced in May 2017.

The following table provides information regarding the repurchase of Company common stock for the three-month period ended June 30, 2017 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
5/13/17-5/31/17	100,000	$37.05	100,000	$1,496,294,590
6/1/17-6/30/17	264,047	$37.20	264,047	$1,486,473,118
Total for the period	364,047	$37.16	364,047	$1,486,473,118

(A)
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

4.1
Resolutions establishing the terms of the 3.500% Notes Due 2027 and form of global note. Incorporated by reference to Exhibit 4.1 to Masco Corporation’s Current Report on Form 8-K dated June 12, 2017 and filed on June 15, 2017

4.2	–
Resolutions establishing the terms of the 4.500% Notes Due 2047 and form of global note. Incorporated by reference to Exhibit 4.2 to Masco Corporation’s Current Report on Form 8-K dated June 12, 2017 and filed on June 15, 2017

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
Name: John G. Sznewajs
Title: Vice President, Chief Financial Officer

July 27, 2017

MASCO CORPORATION

EXHIBIT INDEX

Exhibit

Exhibit 4.1
Resolutions establishing the terms of the 3.500% Notes Due 2027 and form of global note. Incorporated by reference to Exhibit 4.1 to Masco Corporation’s Current Report on Form 8-K dated June 12, 2017 and filed on June 15, 2017

Exhibit 4.2
Resolutions establishing the terms of the 4.500% Notes Due 2047 and form of global note. Incorporated by reference to Exhibit 4.2 to Masco Corporation’s Current Report on Form 8-K dated June 12, 2017 and filed on June 15, 2017

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