Form 10-Q
period 2017-09-30
MASCO CORP /DE/
filed 2017-10-24
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number: 1-5794

Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of	(IRS Employer
Incorporation)	Identification No.)

17450 College Parkway, Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2017
Common stock, par value $1.00 per share	314,565,292

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2017 and December 31, 2016
(In Millions, Except Share Data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash investments	$1,141	$990
Short-term bank deposits	77	201
Receivables	1,128	917
Prepaid expenses and other	96	114
Inventories:
Finished goods	478	366
Raw material	280	254
Work in process	108	92
	866	712
Total current assets	3,308	2,934
Property and equipment, net	1,097	1,060
Goodwill	801	832
Other intangible assets, net	156	154
Other assets	121	157
Total assets	$5,483	$5,137

LIABILITIES
Current liabilities:
Accounts payable	$916	$800
Notes payable	117	2
Accrued liabilities	675	658
Total current liabilities	1,708	1,460
Long-term debt	2,969	2,995
Other liabilities	746	785
Total liabilities	5,423	5,240

Commitments and contingencies (Note N)

EQUITY
Masco Corporation’s shareholders’ equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2017 – 311,500,000; 2016 – 318,000,000	311	318
Preferred shares authorized: 1,000,000; Issued and outstanding: 2017 and 2016 – None	—	—
Paid-in capital	—	—
Retained deficit	(343)	(381)
Accumulated other comprehensive loss	(127)	(235)
Total Masco Corporation’s shareholders’ deficit	(159)	(298)
Noncontrolling interest	219	195
Total equity	60	(103)
Total liabilities and equity	$5,483	$5,137

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,936	$1,877	$5,770	$5,598
Cost of sales	1,286	1,263	3,775	3,715
Gross profit	650	614	1,995	1,883
Selling, general and administrative expenses	355	345	1,090	1,045
Operating profit	295	269	905	838
Other income (expense), net:
Interest expense	(43)	(43)	(239)	(186)
Other, net	4	1	58	5
	(39)	(42)	(181)	(181)
Income before income taxes	256	227	724	657
Income tax expense	96	81	243	229
Net income	160	146	481	428
Less: Net income attributable to noncontrolling interest	12	12	35	35
Net income attributable to Masco Corporation	$148	$134	$446	$393

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.47	$.41	$1.40	$1.18
Diluted:
Net income	$.46	$.40	$1.38	$1.17

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$160	$146	$481	$428
Less: Net income attributable to noncontrolling interest	12	12	35	35
Net income attributable to Masco Corporation	$148	$134	$446	$393
Other comprehensive income (loss), net of tax (Note J):
Cumulative translation adjustment	$33	$(1)	$119	$(10)
Interest rate swaps	—	—	2	1
Pension and other post-retirement benefits	4	3	11	9
Realized gain on available-for-sale securities	—	—	—	(1)
Other comprehensive income (loss)	37	2	132	(1)
Less: Other comprehensive income attributable to noncontrolling interest	6	2	24	4
Other comprehensive income (loss) attributable to Masco Corporation	$31	$—	$108	$(5)
Total comprehensive income	$197	$148	$613	$427
Less: Total comprehensive income attributable to the noncontrolling interest	18	14	59	39
Total comprehensive income attributable to Masco Corporation	$179	$134	$554	$388

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016
(In Millions)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$745	$670
Increase in receivables	(227)	(245)
Increase in inventories	(143)	(73)
Increase in accounts payable and accrued liabilities, net	92	131
Net cash from operating activities	467	483

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(535)	(1,300)
Purchase of Company common stock	(312)	(242)
Cash dividends paid	(96)	(95)
Dividends paid to noncontrolling interest	(35)	(31)
Issuance of notes, net of issuance costs	593	889
Debt extinguishment costs	(104)	(40)
Issuance of Company common stock	—	1
Employee withholding taxes paid on stock-based compensation	(29)	(40)
Decrease in debt, net	—	(2)
Net cash for financing activities	(518)	(860)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(113)	(117)
Proceeds from disposition of:
Business, net of cash disposed	128	—
Short-term bank deposits	206	223
Other financial investments	6	14
Property and equipment	6	—
Purchases of:
Short-term bank deposits	(65)	(151)
Other, net	(11)	(9)
Net cash from (for) investing activities	157	(40)

Effect of exchange rate changes on cash and cash investments	45	(10)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	151	(427)
At January 1	990	1,468
At September 30	$1,141	$1,041

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016
(In Millions, Except Per Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income (loss)	427			393	(5)	39
Shares issued	(24)	3	(27)
Shares retired:
Repurchased	(252)	(8)	(8)	(236)
Surrendered (non-cash)	(14)			(14)
Cash dividends declared	(96)			(96)
Dividends paid to noncontrolling interest	(31)					(31)
Stock-based compensation	35		35
Balance, September 30, 2016	$103	$325	$—	$(253)	$(170)	$201

Balance, January 1, 2017	$(103)	$318	$—	$(381)	$(235)	$195
Total comprehensive income	613			446	108	59
Shares issued	(14)	2	(16)
Shares retired:
Repurchased	(312)	(8)	(6)	(298)
Surrendered (non-cash)	(15)	(1)		(14)
Cash dividends declared	(96)			(96)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	22		22
Balance, September 30, 2017	$60	$311	$—	$(343)	$(127)	$219

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2017, our results of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016, and cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017, using the retrospective options for reclassifying excess tax benefit from stock-based compensation and employee withholding taxes paid on stock-based compensation within our statements of cash flows. The adoption of the remaining requirements did not have an impact on our financial position or results of operation. As a result of this adoption, we increased cash flows from (for) operating activities and decreased cash flows from (for) financing activities by $61 million for the nine-month period ended September 30, 2016. For full year 2016 and 2015, we currently estimate increasing cash flows from (for) operating activities and decreasing cash flows from (for) financing activities by $62 million and $111 million, respectively. Subsequent to adoption, tax effects related to employee share-based payments will be recorded to income tax expense, thus increasing the volatility in our effective tax rate.

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

Recently Issued Accounting Pronouncements.  In May 2014, the FASB issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. The standard allows for either a full retrospective or modified retrospective method of adoption. We will adopt this standard on its effective date, January 1, 2018, under the full retrospective method of adoption. We do not expect the adoption will have a material impact on our financial position or results of operations. We have finalized our accounting policy, trained our business units on the new standard and are currently evaluating our internal controls under the new standard. We have not experienced significant issues in our implementation process.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Concluded)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. ASU 2016-13 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory," which no longer allows the tax effects of intra-entity asset transfers (intercompany sales) of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new standard requires the tax expense from the sale of the asset in the seller’s tax jurisdiction and the corresponding basis differences in the buyer’s jurisdiction to be recognized when the transfer occurs even though the pre-tax effects of the transaction are eliminated in consolidation. ASU 2016-16 is effective for us for annual periods beginning January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASU 2017-07 is effective for us for annual periods beginning January 1, 2018. We do not expect the adoption of the new standard will have a material impact on our financial position or results of operations. For full year 2016, we expect $31 million of expense to be retrospectively reclassified from operating profit to other income (expense), net, within our results of operations. For the nine-month period ended September 30, 2017, we expect $22 million of expense to be retrospectively reclassified from operating profit to other income (expense), net, within our results of operations.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 is effective for us for annual periods beginning January 1, 2018, and is applied prospectively. Upon adoption, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which improves and simplifies accounting rules around hedge accounting and better portrays the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective for us for annual periods beginning January 1, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

B. DIVESTITURES

In the second quarter of 2017 we divested of Arrow Fastener Co., LLC ("Arrow"), a manufacturer and distributor of fastening tools, for proceeds of $128 million. In connection with the divestiture we recognized a gain of $2 million and $51 million for the three-month and nine-month periods ended September 30, 2017, respectively, included in other, net, within other income (expense), net in our condensed consolidated statement of operations. The results of this business are included within income before income taxes in the condensed consolidated statement of operations and reported as part of our Windows and Other Specialty Products segment prior to the date of the divestiture.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2017, by segment, were as follows, in millions:

	Gross Goodwill At September 30, 2017	Accumulated Impairment Losses	Net Goodwill At September 30, 2017
Plumbing Products	$534	$(340)	$194
Decorative Architectural Products	294	(75)	219
Cabinetry Products	240	(59)	181
Windows and Other Specialty Products	718	(511)	207
Total	$1,786	$(985)	$801

	Gross Goodwill At December 31, 2016	Accumulated Impairment Losses	Net Goodwill At December 31, 2016	Other(A)	Divestitures (B)	Net Goodwill At September 30, 2017
Plumbing Products	$519	$(340)	$179	$15	$—	$194
Decorative Architectural Products	294	(75)	219	—	—	219
Cabinetry Products	240	(59)	181	—	—	181
Windows and Other Specialty Products	987	(734)	253	1	(47)	207
Total	$2,040	$(1,208)	$832	$16	$(47)	$801

(A)    Other principally includes the effect of foreign currency translation.

(B)	Divestitures includes the disposition of Arrow in the second quarter of 2017 and is comprised of $270 million of gross goodwill and $223 million of accumulated impairment losses.

The carrying value of our other indefinite-lived intangible assets was $136 million at both September 30, 2017 and December 31, 2016, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $20 million (net of accumulated amortization of $10 million) and $18 million (net of accumulated amortization of $16 million) at September 30, 2017 and December 31, 2016, respectively, and principally included customer relationships.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $95 million and $100 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

E. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal, daily business activities. To manage these risks, we enter into various derivative contracts. These contracts may include interest rate swap agreements, foreign currency contracts and metals contracts. We review our hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements.  In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of an approximately $2 million loss was recognized in our consolidated statement of operations in other, net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At September 30, 2017, the balance remaining in accumulated other comprehensive loss was $9 million (pre-tax).

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

The pre-tax gains (losses) included in our condensed consolidated statements of operations are as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency contracts:
Exchange contracts	$(1)	$—	$(1)	$—
Forward contracts	1	—	1	—
Metals contracts	—	1	—	5
Interest rate swaps	—	—	(3)	(1)
Total gain (loss)	$—	$1	$(3)	$4

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements, in the condensed consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At September 30, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$2
Accrued liabilities		$—
Forward contracts	4
Receivables		—

	At December 31, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Forward contracts	$21
Accrued liabilities		$(2)
Metals contracts	1
Accrued liabilities		—

The fair value of each foreign currency derivative contract is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016
Balance at January 1	$192	$152
Accruals for warranties issued during the period	43	66
Accruals related to pre-existing warranties	6	33
Settlements made (in cash or kind) during the period	(43)	(56)
Other, net (including currency translation)	1	(3)
Balance at end of period	$199	$192

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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European Euro and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At September 30, 2017, we had no outstanding standby letters of credit under the Amended Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. DEBT (Concluded)

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at September 30, 2017.

Fair Value of Debt.  The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of short-term and long-term debt was approximately $3.4 billion, compared with the aggregate carrying value of $3.1 billion, at September 30, 2017. The aggregate estimated market value of short-term and long-term debt was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion, at December 31, 2016.

H. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors.  At September 30, 2017, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense for these stock-based incentives were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Long-term stock awards	$6	$5	$19	$17
Stock options	—	1	2	2
Restricted stock units	—	—	1	—
Phantom stock awards and stock appreciation rights	2	4	7	6
Total	$8	$10	$29	$25

Long-Term Stock Awards.  Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market.  We granted 819,000 shares of long-term stock awards in the nine-month period ended September 30, 2017.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2017	2016
Unvested stock award shares at January 1	4	5
Weighted average grant date fair value	$20	$17

Stock award shares granted	1	1
Weighted average grant date fair value	$34	$26

Stock award shares vested	2	2
Weighted average grant date fair value	$18	$16

Stock award shares forfeited	—	—
Weighted average grant date fair value	$24	$20

Unvested stock award shares at September 30	3	4
Weighted average grant date fair value	$24	$20

At September 30, 2017 and 2016, there was $50 million and $49 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both September 30, 2017 and 2016.

The total market value (at the vesting date) of stock award shares which vested during the nine-month periods ended September 30, 2017 and 2016 was $45 million and $43 million, respectively.

Stock Options.  Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 397,350 shares of stock options in the nine-month period ended September 30, 2017 with a grant date weighted-average exercise price of approximately $34 per share. In the nine-month period ended September 30, 2017, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2017	2016
Option shares outstanding, January 1	7	12
Weighted average exercise price	$15	$17

Option shares granted	—	—
Weighted average exercise price	$34	$26

Option shares exercised	1	5
Aggregate intrinsic value on date of exercise (A)	$36 million	$64 million
Weighted average exercise price	$15	$21

Option shares forfeited	—	—
Weighted average exercise price	$—	$—

Option shares outstanding, September 30	6	7
Weighted average exercise price	$16	$15
Weighted average remaining option term (in years)	4	4

Option shares vested and expected to vest, September 30	6	7
Weighted average exercise price	$16	$15
Aggregate intrinsic value (A)	$132 million	$137 million
Weighted average remaining option term (in years)	4	4

Option shares exercisable (vested), September 30	4	6
Weighted average exercise price	$13	$13
Aggregate intrinsic value (A)	$115 million	$117 million
Weighted average remaining option term (in years)	3	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At September 30, 2017 and 2016, there was $8 million and $7 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both September 30, 2017 and 2016.

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

Restricted Stock Units. In March 2017, our Organization and Compensation Committee ("Compensation Committee") of the Board of Directors approved a Long Term Incentive Program ("LTIP Program"), replacing our previous Long Term Cash Incentive Plan. Under the LTIP Program, we granted restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by the Compensation Committee for the performance period and the employee's continued employment through the share award date. Restricted stock units are granted at a target number; based on our performance, the number of restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200%. We granted 124,780 restricted stock units in the nine-month period ended September 30, 2017, with a grant date fair value of approximately $34 per share. No restricted stock units were forfeited in the nine-month period ended September 30, 2017.

I. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	11	2	13	1
Expected return on plan assets	(12)	—	(15)	—
Amortization of net loss	5	1	5	1
Net periodic pension cost	$5	$3	$4	$2

	Nine Months Ended September 30,
	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—
Interest cost	36	5	34	5
Expected return on plan assets	(36)	—	(34)	—
Amortization of net loss	15	2	12	2
Net periodic pension cost	$17	$7	$14	$7

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2017	2016	2017	2016
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$6	$6	$17	$14	Selling, general and administrative expenses
Tax (benefit)	(2)	(3)	(6)	(5)
Net of tax	$4	$3	$11	$9

Interest rate swaps	$—	$—	$3	$1	Interest expense
Tax (benefit)	—	—	(1)	—
Net of tax	$—	$—	$2	$1

Available-for-sale securities	$—	$—	$—	$(1)	Other, net
Tax expense	—	—	—	—
Net of tax	$—	$—	$—	$(1)

K. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Net Sales(A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$951	$899	$175	$174	$2,763	$2,635	$529	$491
Decorative Architectural Products	553	536	104	111	1,711	1,649	346	355
Cabinetry Products	229	239	19	19	711	736	65	77
Windows and Other Specialty Products	203	203	23	(10)	585	578	47	(9)
Total	$1,936	$1,877	$321	$294	$5,770	$5,598	$987	$914
Operations by geographic area:
North America	$1,529	$1,497	$266	$235	$4,600	$4,445	$835	$749
International, principally Europe	407	380	55	59	1,170	1,153	152	165
Total	$1,936	$1,877	321	294	$5,770	$5,598	987	914
General corporate expense, net			(26)	(25)			(82)	(76)
Operating profit			295	269			905	838
Other income (expense), net			(39)	(42)			(181)	(181)
Income before income taxes			$256	$227			$724	$657

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain on sale of business	$2	$—	$51	$—
Income from cash and cash investments and short-term bank deposits	1	1	3	3
Equity investment income, net	—	—	1	1
Realized gain from auction rate securities	—	—	—	1
Realized gains from private equity funds	—	1	2	2
Impairment of private equity funds	(2)	—	(2)	—
Foreign currency transaction gains (losses)	3	(3)	3	(1)
Other items, net	—	2	—	(1)
Total other, net	$4	$1	$58	$5

M. EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$148	$134	$446	$393
Less: Allocation to unvested restricted stock awards	1	2	4	5
Net income available to common shareholders	$147	$132	$442	$388

Denominator:
Basic common shares (based upon weighted average)	313	326	315	328
Add: Stock option dilution	3	3	4	4
Diluted common shares	316	329	319	332

For the three-month and nine-month periods ended September 30, 2017 and 2016, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 397,000 and 339,000 common shares for the three-month and nine-month periods ended September 30, 2017, respectively, and 609,000 common shares for the nine-month period ended September 30, 2016, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. In the first nine months of 2017, we repurchased and retired 8.0 million shares of our common stock (including 0.8 million shares to offset the dilutive impact of long-term stock awards granted in the first nine months of the year), for approximately $312 million. As part of the repurchases, in August 2017, we agreed to purchase a total of $150 million of common stock with an immediate delivery of 3.3 million shares under an accelerated stock repurchase transaction. This transaction will be completed in October 2017, at which time we anticipate we will receive, at no cost to us, an additional 0.7 million shares of our common stock resulting from expected changes in the volume weighted average stock price of our common stock over the term of the transaction. At September 30, 2017, we had $1.3 billion remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.100 ($0.105) and $0.300 ($0.305) for the three-month and nine-month periods ended September 30, 2017, respectively, and $0.095 ($0.100) and $0.285 ($0.290) for the three-month and nine-month periods ended September 30, 2016, respectively.

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

O. INCOME TAXES

Effective January 1, 2017 we adopted ASU 2016-09, which requires the tax effects related to employee share-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate.

Our effective tax rate was 38 percent and 36 percent for the three-month periods ended September 30, 2017 and 2016, respectively. The increase in the rate is primarily due to a change in the mix of earnings from lower to higher tax jurisdictions.

Our effective tax rate was 34 percent and 35 percent for the nine-month periods ended September 30, 2017 and 2016, respectively.  The decrease in the rate is primarily due to income tax benefits on employee share-based payments, partially offset by a change in the mix of earnings from lower to higher tax jurisdictions.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 AND THE FIRST NINE MONTHS 2017 VERSUS THIRD QUARTER 2016 AND THE FIRST NINE MONTHS 2016

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016
Net Sales:
Plumbing Products	$951	$899	6%
Decorative Architectural Products	553	536	3%
Cabinetry Products	229	239	(4)%
Windows and Other Specialty Products	203	203	—%
Total	$1,936	$1,877	3%

North America	$1,529	$1,497	2%
International, principally Europe	407	380	7%
Total	$1,936	$1,877	3%

	Nine Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016
Net Sales:
Plumbing Products	$2,763	$2,635	5%
Decorative Architectural Products	1,711	1,649	4%
Cabinetry Products	711	736	(3)%
Windows and Other Specialty Products	585	578	1%
Total	$5,770	$5,598	3%

North America	$4,600	$4,445	3%
International, principally Europe	1,170	1,153	1%
Total	$5,770	$5,598	3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Profit (Loss) Margins: (A)
Plumbing Products	18.4%	19.4%	19.1%	18.6%
Decorative Architectural Products	18.8%	20.7%	20.2%	21.5%
Cabinetry Products	8.3%	7.9%	9.1%	10.5%
Windows and Other Specialty Products	11.3%	(4.9)%	8.0%	(1.6)%

North America	17.4%	15.7%	18.2%	16.9%
International, principally Europe	13.5%	15.5%	13.0%	14.3%
Total	16.6%	15.7%	17.1%	16.3%
Total operating profit margin, as reported	15.2%	14.3%	15.7%	15.0%

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
NET SALES

Net sales increased three percent for both the three-month period and the nine-month period ended September 30, 2017, from the comparable periods of 2016. Excluding dispositions and the effect of currency translation, net sales increased three percent and four percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. The following table reconciles reported net sales to net sales, excluding dispositions and the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales, as reported	$1,936	$1,877	$5,770	$5,598
Dispositions	—	(17)	—	(17)
Net sales, excluding dispositions	1,936	1,860	5,770	5,581
Currency translation	(15)	—	30	—
Net sales, excluding dispositions and the effect of currency translation	$1,921	$1,860	$5,800	$5,581

North American net sales increased two percent and three percent for the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016. Net sales were positively impacted by increased sales volume of plumbing products, paints and other coating products, builders' hardware and windows, which, in aggregate, increased sales by two percent and three percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. Favorable sales mix of cabinets, plumbing products, and windows and net selling price increases of windows, in aggregate, increased sales by two percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016. Such increases were partially offset by decreased sales volume of cabinets, which decreased sales by one percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016. The sales volume impacts include the unfavorable effect of the severe hurricanes, which impacted several of our businesses. The divestiture of Arrow Fastener also decreased sales by one percent for the three-month period ended September 30, 2017, from the comparable period of 2016.

International net sales increased seven percent and one percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased four percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016. Net sales were positively impacted by increased sales volume of plumbing products and net selling price increases of plumbing products and windows, which, in aggregate, increased sales by eight percent and seven percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. Such increases were partially offset by an unfavorable sales mix of plumbing products and lower sales volume of cabinets and windows, which, in aggregate, decreased sales by three percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016.

Net sales in the Plumbing Products segment increased six percent and five percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. These increases were due primarily to increased sales volume of North American operations (including the unfavorable impact of the severe hurricanes) and International operations, net selling price increases of International operations and a favorable sales mix of North American operations, which, in aggregate, increased sales by five percent and six percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. These increases were partially offset by an unfavorable sales mix of International operations, which decreased sales by one percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016. Foreign currency translation increased sales by one percent and decreased sales by one percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016, primarily due to the changes between the British Pound and euro to the U.S. Dollar.

Net sales in the Decorative Architectural Products segment increased three percent and four percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016, primarily due to increased sales volume of paints and other coating products and builders' hardware (including the unfavorable impact of the severe hurricanes), resulting from growth in our Behr pro initiative, the expansion of our shower door program and growth in e-commerce.

Net sales in the Cabinetry Products segment decreased four percent and three percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. These decreases were due to lower sales volume of North American cabinets, primarily due to decreased sales to our builder and dealer customers in the U.S. (including the unfavorable impact of the severe hurricanes), and international cabinets, primarily due to the continued exit of certain accounts in the U.K., which decreased sales by eight percent and six percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. Lower net selling prices of North American cabinets also decreased sales by one percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016. Such decreases were partially offset by a positive sales mix of North American cabinets, which increased sales by four percent for both the three-month and nine-month periods ended September 30, 2017, from the comparable periods of 2016.

Net sales in the Windows and Other Specialty Products segment were flat and increased one percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. Excluding the divestiture of Arrow, sales increased by nine percent and five percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. Net selling price increases of North American and international windows, increased sales volume of North American windows, and a favorable sales mix of North American windows, in aggregate, increased sales by nine percent and seven percent for the three-month and nine-month periods ended September 30, 2017, respectively, from the comparable periods of 2016. These increases were partially offset for the nine-month period ended September 30, 2017 by foreign currency translation, which decreased sales by two percent from the comparable period of 2016.

OPERATING MARGINS

Our gross profit margins were 33.6 percent and 34.6 percent for the three-month and nine-month periods ended September 30, 2017, respectively, compared with 32.7 percent and 33.6 percent for the comparable periods of 2016. The increase in gross profit margin was due primarily to increased sales volume, cost savings initiatives and a decrease in warranty costs due to the absence of $10 million and $21 million adjustments recorded in the second and third quarters of 2016, respectively, by a business in our Windows and Other Specialty Products segment. These increases were partially offset by an unfavorable relationship between net selling prices and commodity costs.

Selling, general and administrative expenses, as a percentage of sales, were 18.3 percent and 18.9 percent for the three-month and nine-month periods ended September 30, 2017, respectively, compared to 18.4 percent and 18.7 percent for the comparable periods of 2016. Increases in selling, general and administrative expenses for the nine-month period were primarily driven by increases in investments in strategic growth initiatives and higher trade show costs.

Operating profit for the three-month and nine-month periods ended September 30, 2017 include $1 million and $3 million of costs and charges related to our business rationalization initiatives, respectively, compared to $6 million and $16 million from the comparable periods of 2016, respectively.

Operating margins in the Plumbing Products segment for the three-month period ended September 30, 2017 were negatively impacted by an increase in certain variable expenses, investments in strategic growth initiatives and an unfavorable relationship between net selling prices and commodity costs, partially offset by increased sales volume and cost savings initiatives. Operating margins for the nine-month period ended September 30, 2017 were positively impacted by increased sales volume, cost savings initiatives, and a favorable relationship between net selling prices and commodity costs, partially offset by an increase in certain variable expenses (including trade show costs) and investments in strategic growth initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2017 were negatively affected by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products and builder's hardware, and an increase in strategic growth investments to support the expansion of pro paint sales. Such cost increases were partially offset by increased sales volume and cost savings initiatives.

Operating margins in the Cabinetry Products segment for the three-month period ended September 30, 2017 were positively affected by cost savings initiatives and a positive sales mix, partially offset by decreased sales volume, an unfavorable relationship between net selling prices and commodity costs, costs to support new product launches in North America, and anti-dumping and countervailing duties. Operating margins for the nine-month period ended September 30, 2017 were negatively affected by decreased sales volume, an unfavorable relationship between net selling prices and commodity costs, costs to support new product launches in North America, and anti-dumping and countervailing duties. Such cost increases were partially offset by cost savings initiatives as well as positive sales mix.

Operating margins in the Windows and Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2017 were positively affected by a decrease in warranty costs due to the absence of a $10 million and $21 million adjustment recorded in the second quarter and third quarters of 2016, respectively. Operating margins were also positively affected by cost savings initiatives and a favorable relationship between net selling prices and commodity costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2017 was $43 million and $239 million, respectively, compared to $43 million and $186 million for the three-month and nine-month periods ended September 30, 2016, respectively. Interest expense increased for the nine-month period due primarily to a $107 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the second quarter of 2017, compared to the $40 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the second quarter of 2016. This increase was partially offset by the discharge of indebtedness as well as refinancing certain debt at more favorable interest rates.

Other, net, for the three-month and nine-month periods ended September 30, 2017 included gains of $2 million and $51 million, respectively, related to the sale of Arrow offset by $2 million related to the impairment of a private equity fund. Other, net, for the nine-month period ended September 30, 2017 also included earnings of $1 million related to equity method investments and $2 million related to distributions from private equity funds. Other, net, for the three-month and nine-month periods ended September 30, 2016 included gains of $1 million and $2 million, respectively, related to distributions from private equity funds. The nine-month period ended September 30, 2016 also included $1 million of earnings from equity investments and gains of $1 million on the redemption of auction rate securities.

INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and nine-month periods ended September 30, 2017 was $148 million and $446 million, respectively, compared with $134 million and $393 million, respectively, for the comparable periods of 2016. Diluted earnings per common share for the three-month and nine-month periods ended September 30, 2017 was $.46 and $1.38, respectively, per common share, compared with $.40 and $1.17, respectively, per common share for the comparable periods of 2016.

Effective January 1, 2017 we adopted ASU 2016-09, which requires the tax effects related to employee share-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate. Our effective tax rate was 38 percent and 36 percent for the three-month periods ended September 30, 2017 and 2016, respectively. The 2017 tax rate is higher than our normalized tax rate of 34 percent primarily due to a change in the mix of earnings from lower to higher tax jurisdictions. Our effective tax rate was 34 percent and 35 percent for the nine-month periods ended September 30, 2017 and 2016, respectively.  The 2016 tax rate is lower than our 2016 normalized tax rate of 36 percent resulting primarily from the tax benefit of the domestic production deduction which allows a deduction for certain qualified production activities within the U.S.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.9 to 1 and 2.0 to 1 at September 30, 2017 and December 31, 2016, respectively.

For the nine-month period ended September 30, 2017, net cash provided by operating activities was $467 million.

For the nine-month period ended September 30, 2017, net cash used by financing activities was $518 million, primarily due to the early retirement of $299 million of our 7.125% Notes due March 15, 2020, $74 million of our 5.95% Notes due March 15, 2022, $62 million of our 7.75% Notes due August 1, 2029, and $100 million of our 6.5% Notes due August 15, 2032, and related costs of $104 million. Net cash used by financing activities was also impacted by $312 million for the repurchase and retirement of Company common stock (including 0.8 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2017), $96 million for the payment of cash dividends, $35 million for dividends paid to noncontrolling interests, and $29 million for employee withholding taxes paid on stock-based compensation. These amounts were partially offset by the issuance of $300 million of 3.5% Notes due November 15, 2027 and $300 million of 4.5% Notes due May 15, 2047.

For the nine-month period ended September 30, 2017, net cash provided by investing activities was $157 million, primarily due to $128 million from the sale of Arrow and $141 million in net proceeds from the disposition of short-term bank deposits, partially offset by $113 million used for capital expenditures.

Our cash, cash investments and short-term bank deposits were $1.2 billion at both September 30, 2017 and December 31, 2016. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $1.2 billion of cash, cash investments and short-term bank deposits held at September 30, 2017 and December 31, 2016, $721 million and $618 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at September 30, 2017.

We believe that our present cash balance and cash flows from operations are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.

OUTLOOK FOR THE COMPANY

We continue to successfully execute against our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions, and Masco Operating System, our methodology to drive growth and productivity. We believe the demand drivers underlying our business continue to be strong and support long-term growth of our market-leading products. We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

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

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2017, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three-month period ended September 30, 2017 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/17-7/31/17	359,823	$38.32	359,823	$1,472,685,839
8/1/17-8/31/17 (B)	3,660,131	$44.83	3,660,131	$1,308,607,235
9/1/17-9/30/17	—	$—	—	$1,308,607,235
Total for the period	4,019,954	$44.25	4,019,954	$1,308,607,235

(A)	In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise.

(B)
In August 2017, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $150 million of our common stock with an immediate delivery of 3.3 million shares. This transaction will be completed in October 2017, at which time we anticipate we will receive, at no additional cost, 0.7 million additional shares of our common stock resulting from expected changes in the volume weighted average stock price of our common stock over the term of the transaction. The average price paid per common share does not reflect the holdback shares that we expect to receive upon completion of the accelerated stock repurchase transaction. If we had received the expected additional 0.7 million shares at inception of the accelerated stock repurchase transaction, the total number of shares purchased under this transaction would have been approximately 4.0 million with an average price paid per common share of approximately $37.50.

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

October 24, 2017